Form 10-Q
period 1995-03-31
AMTECH CORP
filed 1995-05-12
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ....... to .......

                        Commission File Number: 0-17995

                               AMTECH CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              Texas                                   75-2216818
     (State of Incorporation)                      (I.R.S. Employer
                                                Identification Number)

                               17304 Preston Road
                                 Building E-100
                              Dallas, Texas  75252
                    (Address of Principal Executive Offices)

                                 (214) 733-6600
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [x]   No ___
                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at April 28, 1995
- --------------------------------------       ---------------------------------
Common Stock, par value $.01 per share                   14,660,420

                                     INDEX


PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 1995
          and December 31, 1994                                              3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 1995 and 1994                         4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1995 and 1994                         5

          Notes to Condensed Consolidated Financial Statements               6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      8



PART II-OTHER INFORMATION

Item 1.   Legal Proceedings                                                 10
Item 4.   Submission of Matters to a Vote of Security Holders               10
Item 6.   Exhibits and Reports on Form 8-K                                  10

                               AMTECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                  (Unaudited)

                                                         March 31, 1995          December 31, 1994
                     ASSETS                              --------------          -----------------
Current assets:
 Cash and cash equivalents                                   $31,570                   $14,217
 Short-term marketable securities                             11,216                    35,695
 Accounts receivable, net of allowance for
   doubtful accounts of $251,000 in 1995
   and $209,000 in 1994                                        9,233                     6,089
 Accounts receivable from related parties                      1,019                     1,349
 Inventories (Note 2)                                          8,527                     8,199
 Deferred income taxes                                         1,306                     1,060
 Prepaid expenses                                                481                       425
                                                              ------                    ------
      Total current assets                                    63,352                    67,034

Property and equipment, at cost                               18,237                    16,166
 Accumulated depreciation                                     (7,852)                   (7,281)
                                                              ------                    ------
                                                              10,385                     8,885

Deferred income taxes                                          1,578                     1,810
Goodwill, net (Note 3)                                         4,039                        --
Other assets                                                   2,568                     2,893
                                                              ------                    ------
                                                             $81,922                   $80,622
                                                              ======                    ======

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $ 2,684                   $ 1,607
    Accrued expenses                                           2,598                     1,869
                                                              ------                    ------
            Total current liabilities                          5,282                     3,476

Deferred license revenues                                      1,569                     1,810

Contingencies (Note 4)

Stockholders' equity:
    Preferred stock, $1 par value, 10,000,000 shares
     authorized; none issued                                      --                       --
    Common stock, $.01 par value, 30,000,000 shares
     authorized; shares issued and outstanding:
     14,636,420 in 1995 and 14,599,283 in 1994                   146                      146
    Additional paid-in capital                                75,322                   75,086
    Unrealized loss on marketable securities                    (339)                    (411)
    Retained earnings (accumulated deficit)                      (58)                     515
                                                              ------                   ------
       Total stockholders' equity                             75,071                   75,336
                                                              ------                   ------
                                                             $81,922                  $80,622
                                                              ======                   ======




                            See accompanying notes.

                              AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)



                                                                  Three Months
                                                                 Ended March 31
                                                              --------------------

                                                                 1995       1994
                                                               ---------  --------

Sales                                                           $13,935    $18,959
Operating costs and expenses:
 Cost of sales                                                    9,373      8,328
 Research and development                                         1,642      1,515
 Marketing, general and administrative                            3,689      3,743
                                                                -------    -------
                                                                 14,704     13,586
                                                                -------    -------

Operating income (loss)                                            (769)     5,373

Interest income                                                     453        310
                                                                -------    -------

Income (loss) before income taxes                                  (316)     5,683

Provision (benefit) for income taxes                                (36)     2,003
                                                                -------    -------

Net income (loss)                                               $  (280)   $ 3,680
                                                                =======    =======


Earnings (loss) per share (Note 1)                              $ (0.02)   $  0.25
                                                                =======    =======

Shares used in computing earnings (loss) per share               14,704     14,893
                                                                =======    =======

                            See accompanying notes.

                               AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (Unaudited)


                                                                  Three Months
                                                                 Ended March 31
                                                              --------------------

                                                                 1995       1994
                                                               ---------  --------
Cash flows from operating activities:
   Net income (loss)                                            $  (280)   $ 3,680
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
       Depreciation and amortization                                729        766
       Deferred income taxes                                         15        534
       Tax benefit from exercise of stock options                    36      1,445
       Change in assets and liabilities:
          (Increase) decrease in accounts receivable             (1,496)       224
          (Increase) decrease in inventories                        212     (1,227)
          (Increase) decrease in prepaid expenses                  (302)         1
          Decrease in other assets                                  528        222
          Increase (decrease) in current liabilities                373       (517)
          Decrease in deferred license revenues                    (241)      (242)
                                                                -------    -------
                   Total adjustments                               (146)     1,206
                                                                -------    -------
                   Net cash provided (used) by
                     operating activities                          (426)     4,886

Cash flows from investing activities:
     Purchases of property and equipment                           (571)      (897)
     Purchase of Cotag International Limited                     (5,774)         -
     Increase in other assets                                       (52)      (175)
     Purchases of marketable securities                               -     (4,021)
     Sales and maturities of marketable securities               24,324      9,244
                                                                -------    -------
      Net cash provided by investing activities                  17,927      4,151

Cash flows from financing activities:
     Proceeds from issuances of common stock                       147         224
     Payment of cash dividends                                    (293)       (292)
                                                               -------     -------
      Net cash used by financing activities                       (146)        (68)

Effect of exchange rate changes on cash and cash equivalents        (2)          -
                                                               -------     -------

Increase in cash and cash equivalents                           17,353       8,969

Cash and cash equivalents, beginning of period                  14,217      22,366
                                                               -------     -------

Cash and cash equivalents, end of period                       $31,570     $31,335
                                                               =======     =======




                            See accompanying notes.

                               AMTECH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

    The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1994 Annual Report to Shareholders and Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1994 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

    Earnings per share is computed based on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding.



2.  Inventories

    Inventories consist of the following:


                       March 31, 1995  December 31, 1994
                       --------------  -----------------

     Raw materials        $4,751,000         $4,486,000

     Work in process       2,467,000          2,168,000

     Finished goods        1,309,000          1,545,000
                          ----------         ----------

                          $8,527,000         $8,199,000
                          ==========         ==========

3.  Acquisition

    In late January 1995, the Company purchased all of the stock of Cotag International Limited for approximately $5,800,000, including acquisition expenses. Cotag is located in Cambridge, England and manufactures radio frequency electronic identification security systems for hands-free personnel and vehicle access control and other related applications. The results of operations for Cotag are included in the consolidated financial statements of the Company beginning February 1, 1995. The acquisition of Cotag resulted in goodwill of approximately $4,100,000, which is being amortized over ten years.

4.  Contingencies

    In October 1992, the Company filed suit against AT/Comm Incorporated, one of the Company's competitors in certain markets, in federal district court for the Northern District of Texas, Dallas Division. The suit currently alleges unfair competition and requests an affirmative determination that the Company's technology and products do not infringe on certain patents held by AT/Comm. AT/Comm subsequently filed claims against the Company, which do not request any specific damage amounts, alleging unfair competition and similar claims and patent infringement. In October 1994, the court ruled that the Company's radio frequency rail car identification products do not infringe two AT/Comm patents. Two Company motions for summary judgment, which seek to dismiss AT/Comm's claims relating to an AT/Comm patent covering certain read/write electronic toll collection systems and alleged unfair competition, are still pending. The Company believes the remaining pending claims asserted against it are without merit and intends to vigorously defend against them.

    In December 1994, the Company agreed to provide up to approximately $2,300,000 in convertible debt and equity financing to WaveLink Technologies, Inc. of Ontario, Canada that will result in an ownership of up to 75% of WaveLink's equity, assuming eventual full conversion of the convertible debt by the Company. WaveLink and certain of its employees are the subject of a $7,800,000 suit brought by Teklogix, Inc., their former employer. The suit alleges improper use of confidential information, theft of technology, misappropriation of business opportunities and similar improprieties. WaveLink has denied any wrongdoing by it or its employees and has advised the Company that it intends to vigorously defend the litigation.

    While the final outcome of these matters cannot be predicted with certainty, the Company believes that the final resolution of these matters will not have a material adverse effect on the consolidated financial position of the Company.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Sales for the three months ended March 31, 1995 decreased $5,024,000 or 26% from the comparable period in 1994. Shipments to the rail industry decreased from $13,553,000 to $2,669,000, primarily as a result of the substantial completion in mid-1994 of tag deliveries for the implementation of the Association of American Railroads' mandated standard for automatic equipment identification. Sales volumes of the Company's products and services for the electronic toll and traffic monitoring (ETTM) sector of its markets increased, primarily as a result of revenues of approximately $4,150,000 recognized in the March 1995 quarter from a system integration services contract. The sales of Cotag International Limited ("Cotag"), which was acquired by the Company in late January 1995, were included in the Company's consolidated financial statements beginning in February 1995.

  Cost of sales for the three months ended March 31, 1995 increased $1,045,000 or 13% from the comparable period in 1994. Gross profit as a percentage of sales decreased from 56% for the first quarter of 1994 to 33% for the first quarter of 1995. This decrease was primarily due to a reduction in the percentage of sales attributable to the Company's manufactured products. The business mix for 1995 continues to trend toward lower margin systems integration project work in the ETTM market.

  Research and development expenses for the three months ended March 31, 1995 increased $127,000 or 8% from the comparable period in 1994. The increase was primarily attributable to joint venture expenditures funded by the Company and the inclusion of Cotag's expenses beginning in February 1995. These increases were partially offset by research and development expenditures included in cost of sales relating to software development costs associated with the installation of customer projects. The Company expects to spend increasing amounts for new research and development initiatives, such as its investment in WaveLink Technologies, Inc. ("WaveLink"), and to commit the necessary resources required by Cotag.

  Marketing, general and administrative expenses for the three months ended March 31, 1995 decreased $54,000 or 1% from the comparable period in 1994. The decrease was primarily attributable to a decrease in outside consultant costs to pursue and support new business opportunities. This decrease was partially offset by the inclusion of Cotag's expenses beginning in February 1995.

  Interest income increased to $453,000 for the three months ended March 31, 1995 from $310,000 for the comparable period in 1994. This was primarily attributable to an increase in interest rates on the Company's cash investments in the first quarter of 1995 as compared to the rates in effect for the same period in 1994. In addition, during the first quarter of 1994 certain of the Company's cash investments in short-term U.S. government agency funds were adjusted to current market values. The rise in interest rates during the 1994 first quarter created a decline in the total return for these funds for 1994 when compared to the 1995 period.

  The income tax benefit as a percentage of the loss before taxes was 11% for the quarter ended March 31, 1995. The primary difference between the statutory and effective tax rates is the effect of unbenefitted foreign losses.

  As a result of the foregoing, the Company experienced a net loss of $280,000 for the three months ended March 31, 1995 as compared to net income of $3,680,000 for the comparable period in 1994. As previously reported by the Company, management anticipates a net loss of between ($0.10) to ($0.30) per share for calendar year 1995.

Liquidity and Capital Resources

  At March 31, 1995 the Company's principal source of liquidity consisted of cash and cash equivalents of $31,570,000 and marketable securities of $11,216,000.

  In December 1994, the Company entered into an agreement to provide up to approximately $2,300,000 of debt and equity financing to WaveLink Technologies, Inc., a new Canadian enterprise developing a product line for the radio frequency data collection market. Approximately $500,000 had been advanced as of March 31, 1995.

  The Company expects to invest up to $3,300,000 in 1995 in various property and equipment, a substantial amount of which is required by WaveLink and Cotag.

  The Company believes that cash flows from operations and existing cash investments will be sufficient to meet the capital requirements for the current businesses for at least the next two years. The Company will finance additional acquisitions, if any, by the most attractive alternative available, which could be the utilization of cash reserves or the issuance of debt or equity securities.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  The information set forth under Part I, Notes to Condensed Consolidated Financial Statements, Note 4 is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its annual meeting of shareholders on April 21, 1995. At this meeting, the shareholders elected as directors of the Company, G. Russell Mortenson, Gary J. Fernandes, Robert M. Gintel, Elmer W. Johnson, Jeremy A. Landt, James S. Marston, and Antonio R. Sanchez, Jr. The tabulation of the votes with respect to the election of directors is as follows:


           Nominee                Shares For  Shares Withheld
           -------                ----------  ---------------
       G. Russell Mortenson       12,808,756      301,733
       Gary J. Fernandes          12,859,288      251,201
       Robert M. Gintel           12,862,425      248,064
       Elmer W. Johnson           12,861,025      249,464
       Jeremy A. Landt            12,805,743      304,746
       James S. Marston           12,860,275      250,214
       Antonio R. Sanchez, Jr.    12,822,088      288,401

  The shareholders approved the adoption of the Amtech Corporation 1995 Long-Term Incentive Plan. The tabulation of the votes with respect to the approval of the Plan is as follows:


                         For          9,881,663
                         Against      2,030,304
                         Abstain         97,447
                         Non-Votes    1,101,075

     The shareholders ratified the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 1995. The tabulation of the votes with respect to the ratification is as follows:


                         For        12,869,627
                         Against       160,694
                         Abstain        80,168


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b) The Company filed a Form 8-K report on January 11, 1995, relating to the Company's debt and equity investment in WaveLink Technologies, Inc.

          The Company filed a Form 8-K report on February 16, 1995, relating to the Company's acquisition of Cotag International Limited.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMTECH CORPORATION
                                    (Registrant)



Date:  May 12, 1995              By:       /s/Steve M. York
                                      -------------------------------------
                                      Steve M. York
                                      Senior Vice President, Chief Financial
                                      Officer, and Treasurer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)