Form 10-Q
period 1995-06-30
AMTECH CORP
filed 1995-08-10
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

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

                               Yes   X    No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                          Outstanding at July 31, 1995
--------------------------------------    --------------------------------------
Common Stock, par value $.01 per share                   14,665,108

                                     INDEX


PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at June 30, 1995
              and December 31, 1994                                         3

              Condensed Consolidated Statements of Operations for the
              three months and six months ended June 30, 1995 and 1994      4

              Condensed Consolidated Statements of Cash Flows for the
              three months and six months ended June 30, 1995 and 1994      5

              Notes to Condensed Consolidated Financial Statements          6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8



PART II-OTHER INFORMATION

Item 1.       Legal Proceedings                                            10
Item 5.       Other Information                                            10
Item 6.       Exhibits and Reports on Form 8-K                             10


                               AMTECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                  (Unaudited)

                                             June 30, 1995   December 31, 1994
                                             --------------  ------------------
     ASSETS
Current assets:
 Cash and cash equivalents (Note 5)                $32,859             $14,217
 Short-term marketable securities                    9,557              35,695
 Accounts receivable, net of allowance for
   doubtful accounts of $261,000 in 1995
    and $209,000 in 1994                             9,646               6,089
 Accounts receivable from related parties              959               1,349
 Inventories (Note 2)                                8,066               8,199
 Deferred income taxes                               1,103               1,060
 Prepaid expenses                                      392                 425
                                                   -------             -------
           Total current assets                     62,582              67,034

Property and equipment, at cost                     18,250              16,166
 Accumulated depreciation                           (8,183)             (7,281)
                                                   -------             -------
                                                    10,067               8,885

Deferred income taxes                                1,691               1,810
Goodwill, net (Notes 3 and 5)                        3,946                  --
Other assets                                         2,797               2,893
                                                   -------             -------
                                                  $ 81,083             $80,622
                                                   =======             =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $ 2,788             $ 1,607
 Accrued expenses                                    2,330               1,869
                                                   -------             -------
           Total current liabilities                 5,118               3,476

Deferred license revenues                            1,329               1,810

Contingencies (Note 4)

Stockholders' equity:
 Preferred stock, $1 par value, 10,000,000
  shares authorized; none issued                        --                  --
 Common stock, $.01 par value, 30,000,000
  shares authorized; shares issued and outstanding:
  14,662,608 in 1995 and 14,599,283 in 1994            147                 146
 Additional paid-in capital                         75,436              75,086
 Unrealized gain (loss) on marketable securities       368                (411)
 Retained earnings (accumulated deficit)            (1,315)                515
                                                   -------             -------
    Total stockholders' equity                      74,636              75,336
                                                   -------             -------
                                                  $ 81,083             $80,622
                                                   =======             =======




                            See accompanying notes.

                               AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)


                                                                 Three Months                Six Months
                                                                 Ended June 30               Ended June 30
                                                            ---------------------         -------------------

                                                                1995       1994              1995       1994
                                                             ----------  --------          ---------  --------

Sales                                                         $ 13,001    $18,513          $ 26,936    $37,472
Operating costs and expenses:
  Cost of sales                                                  8,434      8,357            17,807     16,685
  Research and development                                       1,883      1,560             3,525      3,075
  Marketing, general and
   administrative                                                3,994      3,652             7,683      7,395
                                                              --------    -------          --------    -------
                                                                14,311     13,569            29,015     27,155
                                                              --------    -------          --------    -------

Operating income (loss)                                         (1,310)     4,944           ( 2,079)    10,317

Investment income (loss)                                          (101)       522               352        832
                                                              --------    -------          --------    -------

Income (loss) before income taxes                               (1,411)     5,466            (1,727)    11,149

Provision (benefit) for income taxes                              (154)     2,063              (190)     4,066
                                                              --------    -------          --------    -------

Net income (loss)                                             $( 1,257)   $ 3,403          $ (1,537)   $ 7,083
                                                              ========    =======          ========    =======


Earnings (loss) per share (Note 1)                           $   (0.09)   $  0.23          $  (0.10)   $  0.48
                                                              ========    =======          ========    =======

Shares used in computing earnings (loss) per share              14,658     14,764            14,639     14,807
                                                              ========    =======         ========    =======



                            See accompanying notes.

                               AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (Unaudited)


                                                                 Three Months                      Six Months
                                                                 Ended June 30                    Ended June 30
                                                             ---------------------             --------------------

                                                                 1995      1994                  1995       1994
                                                              ---------  ---------             ---------  ---------
Cash flows from operating activities:
Net income (loss)                                             $(1,257)  $  3,403               $(1,537)   $ 7,083
Adjustments to reconcile net
 income (loss) to net cash
  from operating activities:
   Depreciation and amortization                                  757        783                 1,486      1,549
   Deferred income taxes                                          (90)        (7)                  (75)       527
   Tax benefit from exercise of stock options                      27        722                    63      2,167
   Change in assets and liabilities:
       Increase in accounts receivable                           (375)    (1,326)               (1,871)    (1,102)
       (Increase) decrease in inventories                         451     (1,111)                  663     (2,338)
       (Increase) decrease in prepaid expenses                     15         41                  (287)        42
       (Increase) decrease in other assets                       (364)        (8)                  164        214
       Increase (decrease) in current liabilities                (392)     2,161                   (19)     1,644
       Decrease in deferred license revenues                     (240)      (247)                 (481)      (489)
                                                              -------   --------               -------    -------
                 Total adjustments                               (211)     1,008                  (357)     2,214
                                                              -------   --------               -------   --------
                 Net cash provided (used) by
                     operating activities                      (1,468)     4,411                (1,894)     9,297

Cash flows from investing  activities:
   Purchases of property and equipment                           (277)      (377)                 (848)    (1,274)
   Purchase of Cotag International Limited                        (10)        --                (5,784)        --
   Increase in other assets                                       (62)      (106)                 (114)      (281)
   Purchases of marketable securities                              --    (15,203)                   --    (19,224)
   Sales and maturities of marketable securities                2,994      7,078                27,318     16,322
                                                              -------   --------               -------    --------
     Net cash provided (used) by investing activities           2,645     (8,608)               20,572     (4,457)

Cash flows from financing activities:
   Proceeds from issuances of common stock                        126         --                   273        224
   Payment of cash dividends                                       --       (292)                 (293)      (584)
                                                              -------   --------               -------   --------
     Net cash provided (used) by financing activities             126       (292)                  (20)      (360)

Effect of exchange rate changes on cash and cash equivalents      (14)        --                   (16)        --
                                                              -------   --------               -------   --------
Increase (decrease) in cash and cash equivalents                1,289     (4,489)               18,642      4,480

Cash and cash equivalents, beginning of period                 31,570     31,335                14,217     22,366
                                                              -------   --------               -------   --------

Cash and cash equivalents, end of period                      $32,859   $ 26,846               $32,859   $ 26,846
                                                              =======   ========               =======   ========




                            See accompanying notes.

                               AMTECH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

  The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1994 Annual Report to Shareholders and Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1994 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

  Earnings per share is computed based on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding.



2.    Inventories

      Inventories consist of the following:

                     June 30, 1995           December 31, 1994
                     -------------           -----------------

  Raw materials         $4,843,000              $4,486,000

  Work in process        2,536,000               2,168,000

  Finished goods           687,000               1,545,000
                        ----------              ----------

                        $8,066,000              $8,199,000
                        ==========              ==========


3.  Acquisition

    In late January 1995, the Company purchased all of the stock of Cotag International Limited for approximately $5,800,000, including acquisition expenses. Cotag is located in Cambridge, England and manufactures radio frequency identification security systems for hands-free electronic access control and other related applications. The results of operations for Cotag are included in the consolidated financial statements of the Company beginning February 1, 1995. The acquisition of Cotag resulted in goodwill of approximately $4,100,000, which is being amortized over ten years.

4.  Contingencies

    In October 1992, the Company filed suit against AT/Comm Incorporated ("AT/Comm"), one of the Company's competitors in certain markets, in federal district court for the Northern District of Texas, Dallas Division. The suit currently alleges unfair competition and requests an affirmative determination that the Company's technology and products do not infringe on certain patents held by AT/Comm. AT/Comm subsequently filed claims against the Company, which do not request any specific damage amounts, alleging unfair competition and related claims and patent infringement. In September 1994, the court ruled that the Company's radio frequency rail car identification products do not infringe two AT/Comm patents and in June 1995, the court dismissed AT/Comm's unfair competition and related claims. The Company's motion for summary judgment, which seeks to dismiss AT/Comm's claim relating to an AT/Comm patent covering certain read/write electronic toll collection systems, is still pending. The Company believes the remaining claim pending against it is without merit and intends to vigorously defend against it.

    In December 1994, the Company agreed to provide up to approximately $2,300,000 in convertible debt and equity financing to WaveLink Technologies, Inc. ("WaveLink") of Ontario, Canada, which will result in an ownership of up to 75% of WaveLink's equity, assuming eventual full conversion of the convertible debt by the Company. WaveLink and certain of its employees are the subject of a $7,800,000 suit brought by Teklogix, Inc., their former employer. The suit alleges improper use of confidential information, theft of technology, misappropriation of business opportunities and similar improprieties. WaveLink has denied any wrongdoing by it or its employees and has advised the Company that it intends to vigorously defend the litigation.

    While the final outcome of these matters cannot be predicted with certainty, the Company believes that the final resolution of these matters will not have a material adverse effect on the consolidated financial position of the Company.

5.  Subsequent Event

    Effective August 1, 1995, the Company purchased substantially all of the net assets of Cardkey Systems, Inc. and Cardkey Systems, Ltd. (collectively, "Cardkey"). The initial purchase price was approximately $18,000,000 in cash with further payments of between $5,000,000 and $6,000,000 to be made over the next two and one-half years. The primary operating companies of Cardkey are located in Simi Valley, California and Reading, England. Cardkey sells, installs and services electronic access control systems through an international network of direct sales offices and resellers. Cardkey's sales in 1994 were approximately $65,000,000. The acquisition of Cardkey is expected to result in goodwill of up to $4,500,000, depending upon the yet to be determined amount of purchased in-process research and development acquired in the transaction.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Sales for the three months and six months ended June 30, 1995 decreased $5,512,000 or 30% and $10,536,000 or 28%, respectively, from the comparable periods in 1994. Shipments to the rail industry decreased from $10,833,000 to $2,531,000 for the three month period and from $24,386,000 to $5,200,000 for the six month period, primarily as a result of the substantial completion in mid-1994 of tag deliveries for the implementation of the Association of American Railroads' mandatory standard for automatic equipment identification. Sales volumes of the Company's products and services for the electronic toll and traffic management (ETTM) sector of its markets increased, primarily as a result of revenues of approximately $3,850,000 and $8,000,000 in the three month and six month periods, respectively, from a system integration services contract. Sales of Cotag International Limited ("Cotag"), which was acquired by the Company in late January 1995, were included in the Company's consolidated financial statements beginning in February 1995 and amounted to approximately $2,000,000 and $3,500,000 in the three month and six month periods ended June 30, 1995, respectively.

    Cost of sales for the three months and six months ended June 30, 1995 increased $77,000 or 1% and $1,122,000 or 7% from the comparable periods in 1994. Gross profit as a percentage of sales decreased from 55% for the second quarter of 1994 to 35% for the second quarter of 1995 and from 55% for the first six months of 1994 to 34% for the first six months of 1995. This decrease was primarily due to a reduction in the percentage of sales attributable to the Company's manufactured products. The business mix for 1995 continues to trend toward lower margin systems integration project work in the ETTM market.

    Research and development expenses for the three months and six months ended June 30, 1995 increased $323,000 or 21% and $450,000 or 15% from the comparable periods in 1994. The increase was primarily attributable to joint venture expenditures funded by the Company and the inclusion of Cotag's expenses beginning in February 1995. These increases were partially offset by research and development expenditures included in cost of sales relating to software development costs associated with the installation of customer projects. The Company expects to spend increasing amounts for new research and development initiatives for the remainder of 1995, such as its investment in WaveLink Technologies, Inc. ("WaveLink"), a new Canadian enterprise developing a product line for the radio frequency data collection market, and to commit the necessary resources required by Cotag.

    Marketing, general and administrative expenses for the three months and six months ended June 30, 1995 increased $342,000 or 9% and $288,000 or 4% from the comparable periods in 1994. The increases are primarily attributable to the inclusion of Cotag's expenses beginning in February 1995. This increase was partially offset by a decrease in outside consultant costs incurred to pursue and support new business opportunities.

    Investment income for the three months and six months ended June 30, 1995 decreased from a gain of $522,000 to a loss of $101,000 and from a gain of $832,000 to a gain of $352,000, respectively. The decrease for both periods was primarily attributable to declines in certain of the Company's cash and cash equivalent investments.

    The income tax benefit as a percentage of the loss before taxes was 11% for the three months and six months ended June 30, 1995. The primary difference between the statutory and effective tax rates is the effect of unbenefitted foreign losses.

    As a result of the foregoing, the Company experienced a net loss of $1,257,000 and $1,537,000 for the three months and six months ended June 30, 1995 as compared to net income of $3,403,000 and $7,083,000 for the same periods in 1994. Including the effect of the acquisition of Cardkey, completed as of August 1, 1995, the Company currently expects consolidated revenues for calendar year 1995 to be between $77,000,000 and $86,000,000. Additionally, the Company anticipates reporting a consolidated net loss for the full year of between ($0.35) and ($0.60) per share, depending largely on the ultimate one-time charge to earnings to be determined for purchased in-process research and development acquired in the Cardkey transaction.

Liquidity and Capital Resources

    At June 30, 1995, the Company's principal source of liquidity consisted of cash and cash equivalents of $32,859,000 and marketable securities of $9,557,000. The Company's June 30, 1995 liquidity will be affected by the acquisition of Cardkey in August 1995 with the payment of approximately $18,000,000 in cash and further payments of between $5,000,000 to $6,000,000 which are scheduled to be made over the next two and one-half years. The Company expects to invest up to $1,600,000 during the remainder of 1995 for various property and equipment, a substantial amount of which will be required by Cardkey, Cotag and WaveLink. In addition, in December 1994, the Company entered into an agreement to provide up to approximately $2,300,000 of debt and equity financing to WaveLink. Approximately $1,000,000 had been advanced as of July 31, 1995.

    With total current liabilities at June 30, 1995 of approximately $5,000,000 and no long-term debt, the Company believes that cash provided by operating activities and existing cash investments will be sufficient to meet the capital requirements for the current businesses for at least the next two years.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      The information set forth under Part I, Notes to Condensed Consolidated Financial Statements, Note 4 is incorporated herein by reference.

Item 5.  Other Information

      On August 1, 1995, pursuant to a Purchase Agreement (as amended, the "Purchase Agreement"), dated as of June 20, 1995, by and among Amtech Corporation, a Texas corporation, Cardkey Systems, Inc., an Oregon corporation ("Cardkey US"), Cardkey Systems, Ltd., a United Kingdom corporation ("Cardkey UK"), and Cardkey Sicherheitssysteme GmbH ("Cardkey Germany"), a German corporation and wholly-owned subsidiary of Cardkey UK, and Assa Abloy AB, a Swedish corporation, Amtech Corporation, acting directly or through directly or indirectly owned subsidiary companies (collectively, "Amtech"), purchased substantially all of the assets of the electronic access control business of Cardkey US, Cardkey UK, Cardkey Germany, and the stock of Cardkey Systems Pacific Pty PTE, an Australian corporation and wholly-owned subsidiary of Cardkey US. The purchased assets include accounts receivable, inventory, property and equipment, U.S. and foreign patent and trademark and other intellectual property rights, and certain contract rights.

      Amtech and its subsidiary companies paid an initial purchase price of approximately $18,000,000 in cash, which was the estimated net asset value of the assets acquired and liabilities assumed. The initial purchase price will be adjusted by mid-September to account for differences between the estimated net asset value and the actual net asset value as of the closing date, determined according to audited financial statements. Further payments of between $5,000,000 to $6,000,000 are scheduled to be made over the next two and one-half years.

      The source of the funds used to pay the purchase price was cash and cash equivalents. The property and equipment assets acquired from the selling entities were used by them in the electronic access control business, and Amtech plans to continue to use such assets in the electronic access control business.

      The foregoing includes a brief description of certain terms of the Purchase Agreement and related agreements. Any description or disclosure made in this Quarterly Report on Form 10-Q with respect to these agreements is qualified in its entirety by reference to the Purchase Agreement, which is Exhibit 2.1 to this Quarterly Report on Form 10-Q, the Amendment to Purchase Agreement, which is Exhibit 2.2 to this Quarterly Report on Form 10-Q, the Promissory Note, which is Exhibit 2.3 to this Quarterly Report on Form 10-Q and the Guaranty, which is
Exhibit 2.4 to this Quarterly Report on Form 10-Q. Each of the foregoing documents is specifically incorporated herein by reference. Amtech will furnish supplemental copies of any exhibits and schedules to these agreements to the Securities and Exchange Commission upon request.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

                  Description of Exhibits
                  -----------------------

           2.1 Purchase Agreement among Amtech Corporation, Assa Abloy, AB, et.al.*
                  -- --

           2.2  Amendment to Purchase Agreement.*

           2.3 Promissory Note of Viking Acquisition Company, in the original principal amount of $6,000,000, dated August 1, 1995, payable to Cardkey Systems, Inc.*

           2.4  Guaranty of Amtech Corporation, dated August 1, 1995.*

           23.1 Consent of KPMG.*

           23.2 Consent of Crowe, Chizek and Company.*

           99.1 Audited Financial Statements of Cardkey Systems, Inc.*

                (1)   Report of Crowe, Chizek and Company, Independent Auditors.

                (2)   Balance Sheets as of December 31, 1994 and 1993.

                (3) Statements of Operations for the year ended December 31, 1994, the ten months ended December 31, 1993, and the year ended February 28, 1993.

                (4) Statements of Shareholders' Equity for the year ended December 31, 1994, the ten months ended December 31, 1993, and the year ended February 28, 1993.

                (5) Statements of Cash Flows for the year ended December 31, 1994, the ten months ended December 31, 1993, and the year ended February 28, 1993.

                (6)   Notes to Financial Statements.

            99.2 Unaudited Condensed Financial Statements of Cardkey Systems,
                 Inc.*

                (1) Unaudited Condensed Balance Sheets as of March 31, 1995 and December 31, 1994.

                (2) Unaudited Condensed Statements of Operations for the three months ended March 31, 1995 and 1994.

                (3) Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 1995 and 1994.

                (4)   Notes to Unaudited Condensed Financial Statements.

            99.3 Audited Financial Statements of Cardkey Systems, Ltd.*

                (1)   Report of KPMG, Registered Auditors.

                (2) Consolidated Profit and Loss Accounts for the year ended December 31, 1994 and the ten months ended December 31, 1993.

                (3)   Consolidated Balance Sheets as of December 31, 1994 and
                      1993.

                (4) Consolidated Cash Flow Statements for the year ended December 31, 1994 and the ten months ended December 31, 1993.

                (5) Statements of Recognized Gains and Losses for the year ended December 31, 1994 and the ten months ended December 31, 1993.

                (6)   Notes to Financial Statements.

           99.4 Unaudited Condensed Financial Statements of Cardkey Systems,
                Ltd.*

                (1) Unaudited Condensed Balance Sheets as of March 31, 1995 and December 31, 1994.

                (2) Unaudited Condensed Statements of Operations for the three months ended March 31, 1995 and 1994.

                (3) Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 1995 and 1994.

                (4)   Notes to Unaudited Condensed Financial Statemements.

           99.5 Pro Forma Condensed Financial Information of Amtech
                Corporation.*

                (1) Unaudited Pro Forma Condensed Combined Balance Sheet as of March 31, 1995.

                (2) Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1994.

                (3) Unaudited Pro Forma Condensed Combined Statement of Operations for the three months ended March 31, 1995.

                (4)   Notes to Unaudited Pro Forma Condensed Financial
                      Statements.

   (b) No reports of the registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended June 30, 1995.



*  Filed herewith.

--------------------------------------------------------------------------------

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMTECH CORPORATION
                                                  (Registrant)



Date:  August 10, 1995                By:       /s/Steve M. York
                                          ------------------------------------
                                          Steve M. York
                                          Senior Vice President, Chief Financial
                                          Officer, and Treasurer
                                          (Principal Financial Officer and
                                          Duly Authorized Officer)

                                 EXHIBIT INDEX
                                 -------------


  Exhibit No.     Description
  ----------      -----------

  2.1             Purchase Agreement among Amtech Corporation, Assa Abloy, AB,
                  et. al.
                  --  ---

  2.2             Amendment to Purchase Agreement.

  2.3 Promissory Note of Viking Acquisition Company, in the original principal amount of $6,000,000, dated August 1, 1995, payable to Cardkey Systems, Inc.

  2.4             Guaranty of Amtech Corporation, dated August 1, 1995.

  23.1            Consent of KPMG.

  23.2            Consent of Crowe, Chizek and Company.

  99.1            Audited Financial Statements of Cardkey Systems, Inc.

                  (1)    Report of Crowe, Chizek and Company, Independent
                         Auditors.

                  (2)    Balance Sheets as of December 31, 1994 and 1993.

                  (3)    Statements of Operations for the year ended
                         December 31, 1994, the ten months ended December 31, 1993, and the year ended February 28, 1993.

                  (4) Statements of Shareholders' Equity for the year ended December 31, 1994, the ten months ended December 31, 1993, and the year ended February 28, 1993.

                  (5)    Statements of Cash Flows for the year ended
                         December 31, 1994, the ten months ended December 31, 1993, and the year ended February 28, 1993.

                  (6)  Notes to Financial Statements.

  99.2            Unaudited Condensed Financial Statements of Cardkey Systems,
                  Inc.

                  (1) Unaudited Condensed Balance Sheets as of March 31, 1995 and December 31, 1994.

                  (2) Unaudited Condensed Statements of Operations for the three months ended March 31, 1995 and 1994.

                  (3) Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 1995 and 1994.

                  (4)    Notes to Unaudited Condensed Financial Statements.

  99.3            Audited Financial Statements of Cardkey Systems, Ltd.

                  (1)    Report of KPMG, Registered Auditors.

                  (2) Consolidated Profit and Loss Accounts for the year ended December 31, 1994 and the ten months ended December 31, 1993.

                  (3) Consolidated Balance Sheets as of December 31, 1994 and 1993.

                  (4) Consolidated Cash Flow Statements for the year ended December 31, 1994 and the ten months ended December 31, 1993.

                  (5) Statements of Recognized Gains and Losses for the year ended December 31, 1994 and the ten months ended December 31, 1993.

                  (6)    Notes to Financial Statements.

  99.4            Unaudited Condensed Financial Statements of Cardkey Systems,
                  Ltd.

                  (1) Unaudited Condensed Balance Sheets as of March 31, 1995 and December 31, 1994.

                  (2) Unaudited Condensed Statements of Operations for the three months ended March 31, 1995 and 1994.

                  (3) Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 1995 and 1994.

                  (4)    Notes to Unaudited Condensed Financial Statemements.

  99.5            Pro Forma Condensed Financial Information of Amtech
                  Corporation.

                  (1) Unaudited Pro Forma Condensed Combined Balance Sheet as of March 31, 1995.

                  (2) Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1994.

                  (3) Unaudited Pro Forma Condensed Combined Statement of Operations for the three months ended March 31, 1995.

                  (4)    Notes to Unaudited Pro Forma Condensed Financial
                         Statements.