Form 10-Q
period 1995-09-30
AMTECH CORP
filed 1995-11-13
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                               YES  [X]   NO
                                   -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                CLASS                       OUTSTANDING AT OCTOBER 31, 1995
--------------------------------------      -------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE               14,670,546

                                     INDEX

PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets at September 30, 1995
         and December 31, 1994                                              3

         Condensed Consolidated Statements of Operations for the
         three months and nine months ended September 30, 1995 and 1994     4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1995 and 1994                      5

         Notes to Condensed Consolidated Financial Statements               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          8

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 10
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  10

                               AMTECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                  (Unaudited)

                                                     September 30, 1995   December 31, 1994
                                                     -------------------  ------------------
     ASSETS
Current assets:
 Cash and cash equivalents                                      $14,526             $14,217
 Short-term marketable securities                                12,365              35,695
 Accounts receivable, net of allowance for
   doubtful accounts of $569,000 in 1995 and
   $210,000 in 1994                                              25,959               6,089
 Accounts receivable from related parties                         1,038               1,349
 Inventories (Note 2)                                            11,501               8,199
 Deferred income taxes                                            1,246               1,060
 Prepaid expenses                                                   752                 425
                                                                -------             -------
    Total current assets                                         67,387              67,034

Property and equipment, at cost                                  21,759              16,166
 Accumulated depreciation                                        (8,977)             (7,281)
                                                                -------             -------
                                                                 12,782               8,885

Deferred income taxes                                             1,367               1,810
Intangible assets, net (Note 3)                                   9,067                  --
Other assets                                                      2,588               2,893
                                                                -------             -------
                                                                $93,191             $80,622
                                                                =======             =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $ 5,338             $ 1,607
 Note payable (Note 3)                                            1,887                  --
 Accrued expenses                                                 5,789               1,789
 Deferred income and license revenues                             2,234                  80
                                                                -------             -------
    Total current liabilities                                    15,248               3,476

Deferred license revenues                                            --               1,810
Note payable (Note 3)                                             2,637                  --
Contingencies (Note 4)

Stockholders' equity:
 Preferred stock, $1 par value, 10,000,000 shares
   authorized; none issued                                           --                  --
 Common stock, $.01 par value, 30,000,000 shares
   authorized; shares issued and outstanding:
   14,668,608 in 1995 and 14,599,283 in 1994                        147                 146
 Additional paid-in capital                                      75,431              75,086
 Unrealized gain (loss) on marketable securities                  1,465                (411)
 Retained earnings (accumulated deficit)                         (1,737)                515
                                                                -------             -------
    Total stockholders' equity                                   75,306              75,336
                                                                -------             -------
                                                                $93,191             $80,622
                                                                =======             =======




                            See accompanying notes.

                               AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)


                                               Three Months        Nine Months
                                            Ended September 30  Ended September 30
                                            ------------------  ------------------
                                             1995       1994      1995      1994
                                           --------   --------  --------  --------

Sales                                       $24,526    $12,213   $51,462   $49,685
Operating costs and expenses:
  Cost of sales                              15,775      7,046    33,582    23,731
  Research and development (Note 3)           2,798      1,591     6,323     4,666
  Marketing, general and administrative       6,629      3,408    14,312    10,803
                                            -------    -------   -------   -------
                                             25,202     12,045    54,217    39,200
                                            -------    -------   -------   -------

Operating income (loss)                        (676)       168    (2,755)   10,485

Investment income                               276        535       628     1,367

Interest expense                                (66)        --       (66)       --
                                            -------    -------   -------   -------

Income (loss) before income taxes              (466)       703    (2,193)   11,852

Provision (benefit) for income taxes            (44)       200      (234)    4,266
                                            -------    -------   -------   -------

Net income (loss)                           $  (422)   $   503   $(1,959)  $ 7,586
                                            =======    =======   =======   =======

Earnings (loss) per share (Note 1)          $ (0.03)   $  0.03   $ (0.13)  $  0.51
                                            ========   =======   =======   =======

Shares used in computing earnings
 (loss) per share                             14,666    14,734    14,648    14,793
                                            ========   =======   =======   =======


                            See accompanying notes.

                               AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (Unaudited)

                                                           Nine Months Ended September 30
                                                           ------------------------------
                                                                   1995       1994
                                                                 ---------  ---------
Cash flows from operating activities:
Net income (loss)                                                $ (1,959)  $  7,586
Adjustments to reconcile net income (loss) to net cash
  from operating activities:
   Depreciation and amortization                                    2,493      2,263
   Deferred income taxes                                             (709)       540
   Tax benefit from exercise of stock options                          72      2,179
   Purchased in-process research and development                      882         --
   Change in assets and liabilities:
       (Increase) decrease in accounts receivable                  (2,764)     2,171
       (Increase) decrease in inventories                           1,655     (3,271)
       (Increase) decrease in prepaid expenses                        271        (56)
       Decrease in other assets                                       229      2,115
       Decrease in current liabilities                             (2,148)    (3,042)
                                                                 --------   --------
         Total adjustments                                            (19)     2,899
                                                                 --------   --------
         Net cash provided (used) by
            operating activities                                   (1,978)    10,485

Cash flows from investing activities:
   Purchases of property and equipment                             (1,460)    (1,715)
   Purchase of Cotag International Limited (Note 3)                (5,784)        --
   Purchase of Cardkey Systems, net of cash acquired (Note 3)     (16,502)        --
   Increase in other assets                                          (145)    (3,081)
   Purchases of marketable securities                                  --    (32,025)
   Sales and maturities of marketable securities                   26,172     17,857
                                                                 --------   --------
     Net cash provided (used) by investing activities               2,281    (18,964)

Cash flows from financing activities:
   Proceeds from issuances of common stock                            289        228
   Payment of cash dividends                                         (293)      (876)
                                                                 --------   --------
     Net cash used by financing activities                             (4)      (648)

Effect of exchange rate changes on cash and cash equivalents           10         --
                                                                 --------   --------

Increase (decrease) in cash and cash equivalents                      309     (9,127)

Cash and cash equivalents, beginning of period                     14,217     22,366
                                                                 --------   --------

Cash and cash equivalents, end of period                         $ 14,526   $ 13,239
                                                                 ========   ========




                            See accompanying notes.

                               AMTECH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1994 Annual Report to Shareholders and Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1994 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature except for the one-time charge for purchased in-process research and development as discussed in Note 3. The results of operations for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

     Earnings per share is computed based on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding.

2.   INVENTORIES

     Inventories consist of the following:

                     September 30, 1995  December 31, 1994
                     ------------------  -----------------

  Raw materials          $ 5,288,000         $4,486,000

  Work in process          3,986,000          2,168,000

  Finished goods           2,227,000          1,545,000
                         -----------         ----------

                         $11,501,000         $8,199,000
                         ===========         ==========

3.   ACQUISITIONS

     In late January 1995, the Company purchased all of the stock of Cotag International Limited ("Cotag") for approximately $5,800,000, including acquisition expenses. Cotag is located in Cambridge, England and manufactures radio frequency identification security systems for hands-free electronic access control and other related applications. The results of operations for Cotag are included in the consolidated financial statements of the Company beginning February 1, 1995. The acquisition of Cotag resulted in goodwill of approximately $4,100,000, which is being amortized over ten years.

     On August 1, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Cardkey Systems, Inc. and Cardkey Systems Limited (collectively, "Cardkey") for approximately $16,500,000 in cash, including acquisition expenses. The Company also issued a non-interest bearing promissory note which has been recorded at a present value of approximately $4,500,000 with imputed interest at a rate of 8.75%. Such note is payable over the next one and one-half years. The primary operating companies of Cardkey are headquartered in Simi Valley, California and Reading, England. Cardkey sells, installs and services electronic access control systems through an international network of direct sales offices and resellers.

     The results of operations for Cardkey are included in the consolidated financial statements of the Company beginning August 1, 1995. Allocation of the purchase price resulted in a one-time charge in the third quarter of 1995 in the amount of $882,000 for purchased in-process research and development. The acquisition of Cardkey resulted in goodwill and other intangible assets of approximately $5,200,000 which are being amortized over estimated useful lives of seven to fifteen years.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Cardkey as if the acquisition had occurred on January 1, 1994, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, decreased interest income on the cash consideration paid for the purchase, decreased interest expense on intercompany debt not assumed by the Company and related income tax effects. The pro forma summary does not include the effect of the one-time charge for purchased in-process research and development. This pro forma summary is not necessarily indicative of the results of operations as they would have been if the Company and Cardkey had constituted a single entity during such periods, nor is it necessarily indicative of the future results of operations.

                                   Nine Months Ended September 30
                               --------------------------------------
                                       1995                1994
                                       ----                ----
                               (In thousands, except per share data)
                                             (Unaudited)

  Sales                              $90,243            $104,198
  Net income (loss)                   (3,825)              4,440
  Earnings (loss) per share            (0.26)               0.30

4.   CONTINGENCIES

     In October 1992, the Company filed suit against AT/Comm Incorporated ("AT/Comm"), one of the Company's competitors in certain markets, in federal district court for the Northern District of Texas, Dallas Division. The suit currently alleges unfair competition and requests an affirmative determination that the Company's technology and products do not infringe on certain patents held by AT/Comm. AT/Comm subsequently filed claims against the Company, which did not request any specific damage amounts, alleging unfair competition and related claims and patent infringement. In September 1994, the court ruled that the Company's radio frequency rail car identification products do not infringe two AT/Comm patents and in June 1995, the court dismissed AT/Comm's unfair competition and related claims. In September 1995, the court dismissed AT/Comm's remaining claim relating to an AT/Comm patent covering certain read/write electronic toll collection systems. The court's action completely exonerates the Company against all asserted claims by AT/Comm against Amtech.

     In December 1994, the Company agreed to provide up to approximately $2,300,000 in convertible debt and equity financing to WaveLink Technologies, Inc. ("WaveLink") of Ontario, Canada, which will result in an ownership of up to 75% of WaveLink's equity, assuming eventual full conversion of the convertible debt by the Company. WaveLink and certain of its employees are the subject of a $7,800,000 suit brought by Teklogix, Inc., their former employer. The suit alleges improper use of confidential information, theft of technology, misappropriation of business opportunities and similar improprieties. In addition to the damages requested, the suit seeks to enjoin the defendants from soliciting customers and distributors of Teklogix and from disclosing alleged confidential information of Teklogix. WaveLink has denied any wrongdoing by it or its employees and has advised the Company that it intends to vigorously defend the litigation. While the final outcome of this matter cannot be predicted with certainty, the Company believes that the final resolution of this matter will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company designs, manufactures and markets hardware and software products for wireless data communications. Products and services for electronic access control applications are the focus of Cotag International Limited ("Cotag") and Cardkey Systems, Inc. and Cardkey Systems Limited (collectively "Cardkey"). Cotag and Cardkey were acquired by the Company in January and August, 1995, respectively. Amtech Systems Corporation and Amtech World Corporation develop and provide high-frequency radio frequency identification (RFID) solutions to the transportation markets which include vehicle-roadside communications, electronic toll and traffic management (ETTM), rail, intermodal and motor freight. WaveLink Technologies, Inc. ("WaveLink") is developing a line of products targeting the interactive data marketplace consisting of mobile radio frequency data communications terminals using wireless local area networks for use in portable computing in logistics, warehousing, transportation and medical applications.

RESULTS OF OPERATIONS

  Sales for the three months and nine months ended September 30, 1995 increased $12,313,000 or 101% and $1,777,000 or 4%, respectively, from the comparable periods in 1994. Shipments in transportation markets for the rail industry decreased from $3,706,000 to $2,206,000 for the three month period and from $28,092,000 to $7,406,000 for the nine month period, primarily as a result of the substantial completion in mid-1994 of tag deliveries for the implementation of the Association of American Railroads' mandatory standard for automatic equipment identification. Sales volumes for the ETTM sector of the transportation markets increased, primarily as a result of revenues of approximately $4,000,000 and $12,000,000 in the three month and nine month
periods, respectively, from a systems integration services contract.   Sales in
the electronic access control markets amounted to approximately $9,600,000 and $13,100,000 for the three month and nine month periods ended September 30, 1995. Sales of Cotag were included in the Company's consolidated financial statements beginning February 1, 1995 and sales of Cardkey were included beginning August 1, 1995.

  Cost of sales for the three months and nine months ended September 30, 1995 increased $8,729,000 or 124% and $9,851,000 or 42% from the comparable periods in 1994. Gross profit as a percentage of sales decreased from 42% for the third quarter of 1994 to 36% for the third quarter of 1995 and from 52% for the first nine months of 1994 to 35% for the first nine months of 1995. This decrease was primarily due to a reduction in the percentage of sales attributable to the Company's manufactured products for the transportation markets, and a larger percentage of sales being attributable to lower margin systems integration project work in the ETTM market.

  Research and development expenses for the three months and nine months ended September 30, 1995 increased $1,207,000 or 76% and $1,657,000 or 36% from the comparable periods in 1994. The largest component of the increase for both periods is the one-time charge of $882,000 for purchased in-process research and development as a result of the Cardkey acquisition. The remaining increase was primarily attributable to expenditures by WaveLink for the development of a product line for the radio frequency data collection market and the inclusion of expenses for Cotag and Cardkey of $772,000 and $1,448,000 for the three month and nine month periods, respectively. These increases were partially offset by increased research and development expenditures included in cost of sales relating to software development costs associated with the installation of customer projects and reduced joint venture expense levels relating to product development for certain transportation applications.

  Marketing, general and administrative expenses for the three months and nine months ended September 30, 1995 increased $3,221,000 or 95% and $3,509,000 or 32% from the comparable periods in 1994. The increases are primarily attributable to the inclusion of expenses for Cotag and Cardkey of $3,903,000 and $5,130,000 for the three month and nine month periods, respectively. These increases were partially offset by decreases in outside consultant costs, advertising and travel incurred to pursue and support new business opportunities for the transportation markets.

  Investment income for the three months and nine months ended September 30, 1995 decreased from $535,000 to $276,000 and from $1,367,000 to $628,000, respectively. The decrease for both periods was primarily attributable to the reduction in interest income resulting from the reduction of cash and marketable securities used for the purchase of Cotag and Cardkey. Also contributing to the decrease for the nine month periods were declines in the market value of certain of the Company's cash and cash equivalent investments.

  The income tax benefit as a percentage of the loss before taxes was 9% for the three months and 11% for the nine months ended September 30, 1995. The primary difference between the statutory and effective tax rates is the effect of unbenefitted foreign losses.

  As a result of the foregoing, the Company experienced a net loss of $422,000 and $1,959,000 for the three months and nine months ended September 30, 1995, respectively, as compared to net income of $503,000 and $7,586,000 for the same periods in 1994. The Company currently expects consolidated revenues for calendar year 1995 to be between $73 and $80 million with a consolidated net loss for the full year of between $0.23 and $0.36 per share.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1995, the Company's principal source of liquidity consisted of cash and cash equivalents of $14,526,000 and marketable securities of $12,365,000. The Company's future liquidity will be affected by payments of approximately $5,000,000 which are scheduled to be made over the next one and one-half years pursuant to the acquisition of Cardkey. In addition, in December 1994, the Company entered into an agreement to provide up to approximately $2,300,000 of debt and equity financing to WaveLink. Approximately $1,200,000 had been advanced as of September 30, 1995.

  With total current liabilities at September 30, 1995 of approximately $15,200,000 and no long-term debt other than the long-term portion of the note payable relating to the Cardkey transaction, the Company believes that existing cash investments will be sufficient to meet the capital requirements for the current businesses for at least the next two years.

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

            DESCRIPTION OF EXHIBITS
            -----------------------

       10.1 1995 Long-Term Incentive Plan of the Company. Filed under Annex A in the Company's Proxy Statement for the Annual Meeting of Shareholders held April 21, 1995, and incorporated herein by reference.

       10.2*  Fourth Amendment to Employment Agreement, effective August 1,
               1995, by and between Amtech Corporation and Steve M. York.

       10.3*  Employment Agreement, effective January 25, 1995, by and between
               Cotag International Limited and Stuart M. Evans.

       10.4* First Amendment to Employment Agreement, effective August 1, 1995, by and between Cotag International Limited and Stuart M. Evans.

       27.1*  Financial Data Schedule

  (B) No reports of the registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended September 30, 1995.


*Filed herewith.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMTECH CORPORATION
                                           (Registrant)



Date:  November 13, 1995                 By:        /s/Steve M. York
                                             ----------------------------------
                                             Steve M. York
                                             Senior Vice President, Chief
                                             Financial Officer, and Treasurer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)