Form 10-K405
period 1995-12-31
AMTECH CORP
filed 1996-03-19
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
  (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

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

                       SECURITIES REGISTERED PURSUANT TO
                           SECTION 12(b) OF THE ACT:
      None                                            Not Applicable
(Title of Class)                          (Name of Exchange on Which Registered)
                       SECURITIES REGISTERED PURSUANT TO
                           SECTION 12(g) OF THE ACT:
                                 Common Stock
                                $0.01 Par Value
                               (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [x]   No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 29, 1996, there were 14,685,036 shares of Amtech Corporation $0.01 par value Common Stock issued and 14,605,036 shares outstanding, 14,307,838 of which having an aggregate market value of $91,212,467 were held by non-affiliates. For purposes of the above statement, all directors and officers of the Registrant are presumed to be affiliates.

Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K, and portions of the Registrant's 1995 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Form 10-K.

                                    Part I
Item 1.  Business

Overview

     In 1994 and 1995, through a series of strategic acquisitions and investments, the Company transitioned from a company primarily focused on designing, manufacturing and marketing radio frequency electronic identification products principally for the transportation industry, to a company that designs, manufactures, markets, installs and supports a wide array of wireless data and security technology products and solutions for a variety of industries. Today, the Company is a leading global supplier of wireless data technologies and solutions for the intelligent transportation, electronic security and logistics markets. The Company is organized into the three market-oriented groups described below, each with a core competency in a radio frequency technology:
Electronic Security Group (ESG), encompassing the Cotag International and Cardkey Systems product and service lines; Transportation Systems Group (TSG), headed by Amtech Systems Corporation; and Interactive Data Group (IDG), comprised of WaveLink Technologies, Inc. The Company designs, manufactures, markets, installs and supports systems that make high-value assets and scarce resources more productive and secure. These systems make extensive use of the Company's proprietary wireless data and security technologies. The Company also continues to explore new markets and business opportunities based on these state-of-the-art technologies.

     The Company was incorporated in Texas in 1988. The Company's executive offices are located at 17304 Preston Road, Building E-100, Dallas, Texas 75252 (telephone (214) 733-6600). The Company has seven directly wholly-owned operating subsidiaries: Amtech Systems Corporation, Amtech World Corporation, AMGT Corporation, Amtech SARL, Cardkey Systems, Inc., Amtech Europe Limited and Cardkey Systems Pacific Pty. Limited. At December 31, 1995, the Company's affiliate WaveLink Technologies, Inc. was 72% owned by the Company (assuming the conversion of WaveLink convertible debt securities held by the Company).

     Market Groups

     Electronic Security Group ("ESG")

     The Company's ESG was created through the acquisition in January 1995 of Cotag International, headquartered in Cambridge, England, and the acquisition in August 1995 of Cardkey Systems, headquartered in Simi Valley, California and Reading, England. The ESG designs, manufactures, markets, installs and supports its state-of-the-art electronic security equipment and full-service solutions for electronic security needs to corporate and government markets throughout the world. The ESG's products and services are marketed under the "Cotag/(R)/" and "Cardkey/(R)/" brand names. This equipment and systems, which are marketed directly to end users and through resellers, are targeted primarily to the electronic access control, asset management and tracking, healthcare security and security management markets. In 1995, the ESG accounted for approximately 40 percent of the Company's revenues.

     Cardkey, whose name has been synonymous with access control for 50 years, is a leading supplier of electronic access control and alarm monitoring systems, which it sells through a global network of direct sales offices and resellers. Cardkey has supplied products and systems to thousands of corporate and national and state government customers, including the Tennessee Valley Authority, Coca-Cola Company, Sony Corporation, and Toyota Motor Corporation.

     Cotag specializes in advanced hands-free proximity cards, tags and readers and has developed systems using these products for electronic access control and security management, which it sells through a global network of resellers and installers. Cotag's applications of low frequency RFID technology have made it a leader in hands-free proximity devices.

     The ESG's radio frequency proximity electronic security technologies compete against a variety of "traditional" modes of security access control, such as magnetic stripe cards and Wiegand cards. There are a variety of suppliers of these traditional types of security access control equipment, and this market is very competitive. Within the proximity segment of the security access control market, there are relatively few suppliers. No particular supplier of proximity security equipment is dominant in the market, although certain of the ESG's competitors are part of corporations significantly larger than the Company. The market for the ESG's full-service solutions for electronic security needs is served by a variety of suppliers--and hence is extremely competitive--although the ESG is one of the larger suppliers in this specific arena. The Company believes that the principal competitive factors in the ESG's market are brand name identification, product performance, quality, price, and customer service.

     The ESG, whose principal offices are located in Simi Valley, California, and Reading, Cambridge and Manchester, England, employs nearly 500 people. The ESG's products are manufactured at the ESG's manufacturing facility located in Cambridge, England and the Company's facility in Albuquerque, New Mexico. The Cambridge facility is registered by the British Standards Institute to the ISO 9002 standard for quality management systems. The Albuquerque, New Mexico manufacturing process is quality-certified in the field of electronics by the International Standards Organization to the ISO 9001 Quality Standard Certification. The ESG's full-service solutions for electronic security needs also meet Underwriters Laboratories' standards 1076 and 294.

     Transportation Systems Group ("TSG")

     The Company's TSG designs, manufactures, markets, installs and supports wireless equipment and systems that permit the remote identification of, and communications with, objects through the use of high frequency radio frequency signals rather than bar codes, magnetic cards, or other means. When an object with an attached tag passes through an area covered by a reader, data is electronically retrieved from or written to the tag through the Company's patented implementation of a technique referred to as "modulated backscatter." These products, which are marketed under the "Amtech/(R)/" brand name, directly and through resellers, are targeted primarily to the rail, electronic toll collection and traffic management ("ETTM"), intermodal, airport, access control, and motor freight markets. In 1995, the TSG accounted for 60 percent of the Company's revenues.

     The TSG's technology is compatible with a variety of national and international standards, as follows: (i) the mandatory standard for automatic equipment identification ("AEI") adopted by the Association of American Railroads ("AAR"), which requires that all railcars, locomotives, and other rail equipment operating in interchange service in North America (approximately 1,500,000 units of equipment) be equipped with two AEI tags (which tagging was substantially completed in 1994); (ii) the standard for AEI adopted by the Union Internationale des Chemins de fer ("UIC"), which selected the TSG's high-speed read/write DYNICOM/(TM)/ RFID technology as a standard for the UIC's 32 member railroads in greater Europe that choose to implement AEI for international vehicles; (iii) the international standard for automatic identification of intermodal containers adopted by the International Standards Organization ("ISO"); (iv) the national standard for automatic identification of intermodal containers adopted by the American National Standards Institute ("ANSI"); and
(v) the standard adopted by the American Trucking Associations ("ATA") for automatic identification of tractors, trailers and related motor carrier equipment. Except for the mandatory AEI standard adopted by the AAR, compliance with the standards outlined above is voluntary. Taken together, however, the TSG believes these standards create a disincentive for participants in these markets to make significant investments in systems that are not compatible with the standards.

     The TSG has granted licenses to manufacture certain products utilizing its patented technologies. In 1991, the TSG granted certain exclusive and non-exclusive manufacturing licenses to Alcatel Amtech S.A., the Company's 49% owned affiliate in Europe, through which the TSG primarily markets its products and services in Europe. Also, the TSG has committed to the AAR, ISO, ANSI, and the UIC that, if requested, it will license certain technology underlying the standard on reasonable commercial terms to qualified companies.

     The ETTM, motor freight, airport, and access control markets are extremely competitive. The fragmented nature of these markets, the absence of industry-wide standards, and the variety of competing systems have resulted in intense competition. During 1995, the Company's single largest customer was the MTA Bridges and Tunnels, a New York public toll authority, for which the TSG is installing an electronic toll collection system. See "Customers" below. Conversely, The TSG has not encountered any material competition from competing AEI manufacturers in offering its AEI systems to the rail and intermodal markets, since the TSG's AEI equipment and systems are the only products that, to the TSG's knowledge, comply with the AEI industry standards referenced above. Significant competition in providing AEI systems to the rail and intermodal markets may be encountered in the future to the extent that licenses are granted to competing vendors pursuant to the license offers noted above. The Company believes that the principal competitive factors in the TSG's market are product performance, quality, price, brand-name identification, and customer service.

     The TSG, whose principal offices are located in Dallas, Texas, and Albuquerque, New Mexico, employs approximately 300 employees. The TSG's products are manufactured at the Company's 70,000 square-foot manufacturing facility located in Albuquerque, New Mexico. The TSG, including its manufacturing process, is quality-certified by the Association of American Railroads to its Quality Standard M-1003 and by the International Standards Organization to its ISO 9001 Quality Standard certification for the field of electronics.

     Interactive Data  Group ("IDG")

     The Company's IDG was created as a result of the Company's investment through December 1995 of approximately $1,850,000 of convertible debt and equity financing to WaveLink Technologies, Inc., a start-up enterprise headquartered in
Mississauga, Ontario, Canada ("WaveLink").   As of December 31, 1995, the
Company owned 72% of the WaveLink equity (assuming the conversion of the WaveLink convertible debt securities held by the Company). In the near-term, the Company anticipates making additional equity and convertible debt investments in WaveLink, which would increase the Company's ownership position.

     The IDG designs, manufactures and markets, and will support, advanced wireless radio frequency data collection ("RFDC") products and systems that allow wireless information exchange between mobile computer users and host computer applications via radio frequency channels. These products combine the capability of wireless technology with products designed to collect, transmit and receive data. The IDG's products can be used by businesses to create databases on a real-time basis for more effective asset management.

     In 1995, the IDG made significant progress in developing its initial product line, which is to be marketed under the "WaveLink/tm"/ trademark. Also, during the fourth quarter of 1995, prototypes of the IDG's initial product line were previewed at trade shows in Asia, Europe and North America. WaveLink is currently manufacturing and marketing its initial products on a limited scale and these products are expected to be released to volume production in mid-1996. The IDG expects to market its products directly and through a variety of distribution channels, and they will be manufactured at the Company's Albuquerque, New Mexico facility. The initial targeted markets for the IDG's products include warehousing and distribution, manufacturing, and transportation terminal management. Later target markets will include medical and retail. These markets for the IDG's products are dominated by six well-established competitors. The Company believes that the principal competitive factors in the IDG's markets are product performance, quality, price, and customer service.

     The IDG, whose principal offices are located in Mississauga, Ontario, Canada, and Dallas, Texas, currently employs approximately 20 employees.

Research and Development

     Research and development expenses for the Company amounted to $9,334,000, $6,222,000, and $4,407,000 in 1995, 1994, and 1993, respectively.

Patents and Trademarks

     The Company owns numerous patents and has filed patent applications in the United States and a number of foreign countries covering features of the Company's tags and reader systems marketed by the TSG and by the ESG, as well as the Company's implementation of the methods by which the tags and readers communicate. Although management believes that its patents provide some competitive advantage, the Company believes that its success is primarily dependent on the skills, technical competence and marketing abilities of the Company's personnel. In addition, "AMTECH," "CARDKEY," "COTAG," "TOLLTAG," and other marks are registered trademarks of the Company in the United States and various foreign countries. The Company also licenses certain cryptographic technologies from a third party.

Customers

     During the year ended December 31, 1995, the MTA Bridges and Tunnels, a
New York public toll authority, accounted for 21% of the Company's sales. During the year ended December 31, 1994, Science Applications International Corporation ("SAIC") and CCTC International, Inc. ("CCTC"), distributors of the Company, accounted for 21% and 13% of the Company's sales, respectively. During the year ended December 31, 1993, SAIC (including sales to Video Masters, Inc., which was acquired by SAIC during 1993) and CCTC accounted for 25% and 14% of the Company's sales, respectively. During these periods, no other customer accounted for 10% or more of sales.

Sales Backlog

     The Company's backlog, calculated as the aggregate of sales prices of orders received from customers less revenue recognized, was approximately $36,000,000 at February 29, 1996, as compared with approximately $24,000,000 at February 28, 1995. Approximately 70% of the February 29, 1996, backlog is anticipated to be realized as revenue in 1996.

Export Sales

     Export sales in the Americas, the Far East, and Europe for the years 1995, 1994, and 1993 (excluding sales by the TSG's joint ventures) were as follows:


                                           Year ended December 31,
                                           -----------------------

                                 1995         1994         1993
                              -----------  -----------  -----------
The Americas (excluding the
 U.S.)                        $ 6,593,000  $ 8,805,000  $ 9,362,000
Far East                        3,938,000    1,577,000    2,011,000
Europe                          2,867,000    1,557,000    2,593,000
                              -----------  -----------  -----------
                              $13,398,000  $11,939,000  $13,966,000
                              ===========  ===========  ===========

     The following table presents information about the Company's operations in different geographic areas as a result of the Company's 1995 business acquisitions:


                               Year Ended December 31, 1995
                               ----------------------------
                                      (In thousands)

                                       Canada
                    U.S.    Europe    and Other   Eliminations    Total
                  -------   -------   ---------   ------------   -------
Sales:
 Unaffiliated
 customers        $64,916   $14,763     $   392     $ ----       $80,071

 Inter-area
 transfers            586       230         208      (1,024)       -----
                  -------   -------     -------     -------      -------
                  $65,502   $14,993     $   600     $(1,024)     $80,071
                  =======   =======     =======     =======      =======

 Operating
 loss             $(2,488)  $(2,182)    $(1,372)    $ ----       $(6,042)
                  =======   =======     =======     =======      =======
 Identifiable
 assets           $78,863   $12,803     $ 1,713     $ ----       $93,379
                  =======   =======     =======     =======      =======


Government Regulation

     The Federal Communications Commission ("FCC") regulates the radio frequency emissions of electronic devices in the United States. The FCC generally requires that certain of the Company's products be issued a grant of equipment authorization before the products may be marketed for use in the United States
(i.e., imported, sold, leased, or advertised for sale or lease).   To date, the
TSG's and ESG's products have been demonstrated to operate within the FCC's regulatory standards. The IDG has begun the process of obtaining FCC equipment authorization for its products. Furthermore, the FCC requires that a license be obtained for each site at which certain of the TSG's and IDG's products are to be installed or used. Neither the TSG, the ESG, nor to the Company's knowledge, their customers, have experienced any material difficulty in operating the products in compliance with relevant FCC regulations or in obtaining the necessary site licenses.

     Many foreign jurisdictions also require "type approval" by regulatory agencies prior to the sale or shipment of radio frequency transmitting products, as well as an operating license for each site. Type approvals have been obtained for the TSG's and the ESG's products in many of the major industrial nations in the world, and the Company believes that these products can be readily adapted to applicable regulations in most, if not all, other countries. The IDG has begun the process of seeking the required international type approvals for its products and has obtained initial approvals in Europe.

     The Company's products are required to operate within national and international established standards for electrical safety and radio frequency non-ionizing radiation emissions promulgated by, among others, the European Union, the American National Standards Institute, the Occupational Safety and Health Administration, and the International Electrotechnical Commission. In addition, there are other applicable safety standards such as those of the Underwriters Laboratories and the Canadian Standards Association.

     Sale of the Company's products in foreign jurisdictions may require the approval of domestic and foreign regulatory agencies, which may impede or preclude the Company's efforts to penetrate such markets. The Company cannot predict the extent or impact of future legislation or regulation by federal, state or local authorities in the United States or foreign countries.

Item 2.  Properties

     The TSG leases approximately 56,000 square feet of space for the Company's and the TSG's corporate offices in Dallas, Texas, under a lease that expires in November 1997. The TSG also owns an approximately 70,000 square foot manufacturing, product engineering, and research and development facility located on an 8.33 acre site in Albuquerque, New Mexico. The ESG leases two facilities used for manufacturing and corporate offices in Cambridge, England of approximately 15,800 and 11,800 square feet under, respectively, a short-term lease expiring March 1997 and a 125 year ground lease that commenced in September 1979, and a 23,200 square foot facility and a 13,400 square foot facility used for corporate offices in Reading, England under 25 year ground leases that commenced in 1979. The ESG also leases an approximately 41,000 square foot corporate office facility in Simi Valley, California under a five year lease that commenced in October 1995. The IDG leases an approximately 9,500 square foot facility in Mississauga, Ontario, Canada as its corporate offices under a five year lease that commenced in 1994. In addition, the Company leases a variety of smaller office spaces in various locations throughout the U.S, Europe, and Australia.

Item 3.  Legal Proceedings

     The Company is a plaintiff and a counter-defendant in a lawsuit pending in
federal district court in Dallas, Texas.   The suit includes patent infringement
and unfair competition claims brought against the Company in February 1993 by AT/Comm Incorporated ("AT/Comm"), one of the TSG's competitors in the electronic toll collection market. All claims asserted against the Company have been dismissed. Once certain motions brought by the Company against AT/Comm are resolved, the court will issue a final judgment in favor of the Company with respect to the dismissed claims. Any final judgment is, of course, subject to appeal, as are the trial court's decisions to dismiss AT/Comm's claims.

     WaveLink and certain of its employees are the subject of a $7,800,000 suit brought in October 1994 by Teklogix, Inc., their former employer and a competitor in the IDG's markets. The suit, which is pending in the Ontario (Canada) Court of Justice, General Division, alleges improper use of confidential information, theft of technology, misappropriation of business opportunities and similar improprieties. WaveLink has denied any wrongdoing by it or its employees and intends to vigorously defend the litigation.

     While the final outcome of these matters cannot be predicted with certainty, the Company believes that the final resolution of these matters will not have a material adverse effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

     None.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The information required by this Item is incorporated by reference from the Company's 1995 Annual Report to Shareholders, page 21.

Item 6.  Selected Financial Data

     The information required by this Item is incorporated by reference from the Company's 1995 Annual Report to Shareholders, page 18.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item is incorporated by reference from the Company's 1995 Annual Report to Shareholders, pages 19-21.

Item 8.  Financial Statements and Supplementary Data

     The information required by this Item is incorporated by reference from the Company's 1995 Annual Report to Shareholders, pages 22-31.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     Not Applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference from the section "Management -- Directors and Executive Officers" in the Company's 1996 Proxy Statement.

Item 11.  Executive Compensation

     The information required by this Item is incorporated by reference from the section "Management -- Compensation of Executive Officers and Directors" in the Company's 1996 Proxy Statement. Information in the section and subsection titled "Report of Board of Directors on Annual Compensation" and "Performance Graph" is not incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference from the section "Security Ownership of Certain Beneficial Owners" in the Company's 1996 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference from the section "Management -- Compensation of Executive Officers and Directors -- Transactions with Management and Related Parties" in the Company's 1996 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements

     Index to Consolidated Financial Statements
     ------------------------------------------

     The following consolidated financial statements of Amtech Corporation, included in the Company's 1995 Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

                                                            Page in 1995
                                                          Annual Report to
                                                            Shareholders
                                                          ----------------

     Report of Ernst & Young LLP, Independent Auditors           22

     Consolidated Statements of Operations
     for each of the three years in the
     period ended December 31, 1995                              23

     Consolidated Balance Sheets at
     December 31, 1995 and 1994                                  24

     Consolidated Statements of Cash Flows
     for each of the three years in the
     period ended December 31, 1995                              25

     Consolidated Statements of Stockholders'
     Equity for each of the three years in the
     period ended December 31, 1995                              26

     Notes to Consolidated Financial Statements                27-31

     (a)(2) Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

     (a)(3)   Exhibits.


Exhibit No.                   Description
-----------                   -----------

  2.1     --   Purchase Agreement among Amtech Corporation, Assa Abloy, AB, etal.  Filed under exhibit number 2.1 to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1995, and incorporated herein by reference.

  2.2*    --   List of exhibits to Purchase Agreement among Amtech Corporation,
               Assa Abloy, AB, etal. The Registrant agrees to furnish
               supplementally to the Commission upon request a copy of these exhibits.

  2.3     --   Amendment to Purchase Agreement listed in Exhibit 2.1. Filed under exhibit number 2.2 to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

  2.4     --   Promissory Note of Viking Acquisition Company, in the original principal amount of $6,000,000, dated August 1, 1995, payable to
               Cardkey Systems, Inc. Filed under exhibit number 2.3 to the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

  2.5     --   Guaranty of Amtech Corporation, dated August 1, 1995. Filed under exhibit number 2.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

  3.1     --   Articles of Incorporation of the Company, together with all amendments thereto. Filed under exhibit number 3.1 in the
               Company's Registration Statement on Form S-1 (Commission No. 33-
               46398) and incorporated herein by reference.

  3.2     --   Restated and Amended Bylaws of the Company, dated January 24,
               1995. Filed under exhibit number 3.2 in the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  4.1     --   Specimen Certificate for Common Stock of the Company. Filed under exhibit number 4.1 in the Company's Registration Statement on
               Form S-1 (Commission No. 33-31209) and incorporated herein by reference.

  10.1    --   Joint Venture Agreement, dated as of October 1, 1991, between the
               Company and Alcatel AVI S.A. Filed under exhibit number 2.1 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991, and incorporated herein by reference.

  10.2    --   AVI-2 Manufacturing, Distribution and Technology License
               Agreement, dated as of October 10, 1991, between the Company and
               Alcatel Amtech S.A. Filed under exhibit number 2.2 in the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991, and incorporated herein by reference.

  10.3    --   ISO Manufacturing, Distribution and Technology License Agreement,
               dated as of October 10, 1991, between the Company and Alcatel
               Amtech S.A. Filed under exhibit number 2.3 in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1991, and incorporated herein by reference.

  10.4    --   1988 Stock Option Plan of the Company. Filed under exhibit number
               10.44 in the Company's Registration Statement on Form S-1
               (Commission No. 33-31209) and incorporated herein by reference.

  10.5    --   1989 Stock Option Plan of the Company. Filed under exhibit number
               10.45 in the Company's Registration Statement on Form S-1
               (Commission No. 33-31209) and incorporated herein by reference.

  10.6*   --   1990 Stock Option Plan of the Company. Filed under Appendix A in the Company's Proxy Statement for the Annual Meeting of
               Shareholders on May 24, 1990, and incorporated herein by
               reference. Filed herewith.

  10.7    --   1992 Stock Option Plan of the Company. Filed under Annex A in the
               Company's Proxy Statement for the Annual Meeting of Shareholders
               on April 16, 1992, and incorporated herein by reference.

  10.8*   --   401(k) Retirement Plan of the Company.

  10.9    --   1995 Long-Term Incentive Plan of the Company. Filed under Annex A in the Company's Proxy Statement for the Annual Meeting of
               Shareholders held April 21, 1995, and incorporated herein by reference.

  10.10   --   Director Retainer Plan. Filed under exhibit number 10.2 in the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993, and incorporated herein by reference.

  10.11   --   Agreement between the Association of American Railroads and
               Amtech Corporation, dated July 6, 1990. Filed under exhibit number 10.37 in the Company's Registration Statement on Form S-1
               (Commission No. 33-46398) and incorporated herein by reference.

  10.12   --   Letter to American National Standards Institute, Secretariat of
               International Standards Organization, dated July 31, 1989. Filed under exhibit number 10.38 in the Company's Registration
               Statement on Form S-1 (Commission No. 33-46398) and incorporated herein by reference.

  10.13   --   Agreement among Alcatel AVI S.A., Amtech Corporation and Alcatel
               Amtech S.A. dated August 26, 1994. Filed under exhibit number
               10.26 in the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1994, and incorporated herein by reference.

  10.14   --   Amended Employment Agreement, dated January 1, 1991, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.10 in the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

  10.15   --   Amendment to Employment Agreement, dated January 10, 1992, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.11 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.

  10.16   --   Second Amendment to Employment Agreement, effective November 10,
               1992, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.13 in the Company's Annual Report on Form
               10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10.17   --   Third Amendment to Employment Agreement, dated October 19, 1994, by and between Amtech Corporation and G. Russell Mortenson. Filed under exhibit number 10.27 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1994, and incorporated herein by reference.

  10.18   --   Fourth Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Corporation and G. Russell Mortenson.
               Filed under exhibit number 10.18 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and
               incorporated herein by reference.

  10.19*  --   Fifth Amendment to Employment Agreement, effective January 1,

  10.20   --   Employment Agreement, dated August 1, 1990, by and between Amtech
               Systems Corporation and Jeremy A. Landt. Filed under exhibit number 10.12 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.

  10.21   --   Amendment to Employment Agreement, dated November 10, 1992, by and between Amtech Systems Corporation and Jeremy A. Landt. Filed
               under exhibit number 10.22 in the Company's Annual Report on Form
               10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10.22   --   Second Amendment to Employment Agreement, effective October 19,
               1994, by and Amtech Systems Corporation and Jeremy A. Landt.
               Filed under exhibit number 10.21 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and
               incorporated herein by reference.

  10.23   --   Third Amendment to Employment Agreement, effective January 1,
               1995,by and between Amtech Systems Corporation and Jeremy A.
               Landt. Filed under exhibit number 10.22 in the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  10.24   --   Employment Agreement, dated August 6, 1991, by and between Amtech
               Corporation and Steve M. York. Filed under exhibit number 10.13 in the



               Company's Annual Report on Form 10-K for the year ended December
               31, 1991, and incorporated herein by reference.

  10.25  --    Amendment No. 1 to Employment Agreement, effective May 7, 1993, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.24 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  10.26  --    Second Amendment to Employment Agreement, dated October 19, 1994, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.28 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1994, and incorporated herein by reference.

  10.27  --    Third Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.26 in the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  10.28  --    Fourth Amendment to Employment Agreement, effective August 1,
               1995, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.2 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.

  10.29  --    Employment Agreement, effective January 25, 1995, by and between
               Cotag International Limited and Stuart M. Evans. Filed under exhibit number 10.3 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.

  10.30  --    First Amendment to Employment Agreement, effective August 1,
               1995, by and between Cotag International Limited and Stuart M.
               Evans. Filed under exhibit number 10.4 in the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended September 30,
               1995, and incorporated herein by reference.

  10.31* --    Employment Agreement, effective November 16, 1995, by and between
               Amtech Systems Corporation and Jeffrey S. Wetherell.

  10.32* --    Employment Agreement, effective August 1, 1995, by and between
               Cardkey Systems, Inc. and Michael H. Wolpert.

  10.33* --    Employment Agreement, effective December 29, 1994, by and between
               WaveLink Technologies, Inc. and N.A. (Nino) Zaino.

  13.1*  --    Portions of the 1995 Annual Report to Shareholders that are incorporated by reference into Parts II and IV of this Form 10-K.

  21.1*  --    Subsidiaries of the Company.

  23.1*  --    Consent of Independent Auditors.

  24.1   --    Power of attorney (included on page 17 of this Annual Report on
               Form 10-K).

  27.1*  --    Financial Data Schedule
* Filed herewith

       (b)   Reports on Form 8-K

             No reports of the registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended December 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 18, 1996.



                                          AMTECH CORPORATION

                                          By:   /s/ Steve M. York
                                             ------------------------
                                                 Steve M. York
                                          Senior Vice President, Chief Financial
                                                 Officer and Treasurer

                               POWER OF ATTORNEY

  We, the undersigned, directors and officers of Amtech Corporation (the "Company"), do hereby severally constitute and appoint G. Russell Mortenson and Steve M. York and each or either of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                     Title                   Date
---------                                     -----                   ----
/s/ G. Russell Mortenson         President, Chief Executive       March 18, 1996
---------------------------      Officer and Director
(G. Russell Mortenson)           (Principal Executive Officer)

/s/ Steve M. York                Senior Vice President, Chief     March 18, 1996
---------------------------      Financial Officer, and Treasurer
(Steve M. York)                  (Principal Financial and
                                 Accounting Officer)

/s/ David P. Cook                Director                         March 18, 1996
---------------------------
(David P. Cook)

/s/ Gary J. Fernandes            Director                         March 18, 1996
---------------------------
(Gary J. Fernandes)

/s/ Robert M. Gintel             Director                         March 18, 1996
---------------------------
(Robert M. Gintel)

/s/ Elmer W. Johnson             Director                         March 18, 1996
---------------------------
(Elmer W. Johnson)

/s/ Dr. Jeremy A. Landt          Director                         March 18, 1996
---------------------------
(Dr. Jeremy A. Landt)

/s/ James S. Marston             Director                         March 18, 1996
---------------------------
(James S. Marston)

/s/ Antonio R. Sanchez, Jr.      Director                         March 18, 1996
---------------------------
(Antonio R. Sanchez, Jr.)

                                 EXHIBIT INDEX

Exhibit No.                            Description
-----------                            -----------
  2.1     --   Purchase Agreement among Amtech Corporation, Assa Abloy, AB, etal.  Filed under exhibit number 2.1 to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30,
               1995, and incorporated herein by reference.

  2.2*    --   List of exhibits to Purchase Agreement among Amtech Corporation,
               Assa Abloy, AB, etal. The Registrant agrees to furnish
               supplementally to the Commission upon request a copy of any of these exhibits.

  2.3     --   Amendment to Purchase Agreement listed in Exhibit 2.1. Filed under exhibit number 2.2 to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

  2.4     --   Promissory Note of Viking Acquisition Company, in the original principal amount of $6,000,000, dated August 1, 1995, payable to
               Cardkey Systems, Inc. Filed under exhibit number 2.3 to the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

  2.5     --   Guaranty of Amtech Corporation, dated August 1, 1995. Filed under exhibit number 2.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.

  3.1     --   Articles of Incorporation of the Company, together with all amendments thereto. Filed under exhibit number 3.1 in the
               Company's Registration Statement on Form S-1 (Commission No. 33-
               46398) and incorporated herein by reference.

  3.2     --   Restated and Amended Bylaws of the Company, dated January 24,
               1995. Filed under exhibit number 3.2 in the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  4.1     --   Specimen Certificate for Common Stock of the Company. Filed under exhibit number 4.1 in the Company's Registration Statement on
               Form S-1 (Commission No. 33-31209) and incorporated herein by reference.

  10.1    --   Joint Venture Agreement, dated as of October 1, 1991, between the
               Company and Alcatel AVI S.A. Filed under exhibit number 2.1 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991, and incorporated herein by reference.

  10.2    --   AVI-2 Manufacturing, Distribution and Technology License
               Agreement, dated as of October 10, 1991, between the Company and
               Alcatel Amtech S.A. Filed under exhibit number 2.2 in the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991, and incorporated herein by reference.

  10.3    --   ISO Manufacturing, Distribution and Technology License Agreement,
               dated as of October 10, 1991, between the Company and Alcatel
               Amtech S.A. Filed under exhibit number 2.3 in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1991, and incorporated herein by reference.

  10.4    --   1988 Stock Option Plan of the Company. Filed under exhibit number
               10.44 in the Company's Registration Statement on Form S-1
               (Commission No. 33-31209) and incorporated herein by reference.

  10.5    --   1989 Stock Option Plan of the Company. Filed under exhibit number
               10.45 in the Company's Registration Statement on Form S-1
               (Commission No. 33-31209) and incorporated herein by reference.

  10.6*   --   1990 Stock Option Plan of the Company. Filed under Appendix A in the Company's Proxy Statement for the Annual Meeting of
               Shareholders on May 24, 1990, and incorporated herein by
               reference. Filed herewith.

  10.7    --   1992 Stock Option Plan of the Company. Filed under Annex A in the
               Company's Proxy Statement for the Annual Meeting of Shareholders
               on April 16, 1992, and incorporated herein by reference.

  10.8*   --   401(k) Retirement Plan of the Company.

  10.9    --   1995 Long-Term Incentive Plan of the Company. Filed under Annex A in the Company's Proxy Statement for the Annual Meeting of
               Shareholders held April 21, 1995, and incorporated herein by reference.

  10.10   --   Director Retainer Plan. Filed under exhibit number 10.2 in the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993, and incorporated herein by reference.

  10.11   --   Agreement between the Association of American Railroads and
               Amtech Corporation, dated July 6, 1990. Filed under exhibit number 10.37 in the Company's Registration Statement on Form S-1
               (Commission No. 33-46398) and incorporated herein by reference.

  10.12   --   Letter to American National Standards Institute, Secretariat of
               International Standards Organization, dated July 31, 1989. Filed under exhibit number 10.38 in the Company's Registration
               Statement on Form S-1 (Commission No. 33-46398) and incorporated herein by reference.

  10.13   --   Agreement among Alcatel AVI S.A., Amtech Corporation and Alcatel
               Amtech S.A. dated August 26, 1994. Filed under exhibit number
               10.26 in the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended September 30, 1994, and incorporated herein by reference.

  10.14   --   Amended Employment Agreement, dated January 1, 1991, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.10 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.

  10.15   --   Amendment to Employment Agreement, dated January 10, 1992, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.11 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.

  10.16  --    Second Amendment to Employment Agreement, effective November 10,
               1992, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.13 in the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10.17  --    Third Amendment to Employment Agreement, dated October 19, 1994, by and between Amtech Corporation and G. Russell Mortenson. Filed under exhibit number 10.27 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1994, and incorporated herein by reference.

  10.18  --    Fourth Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Corporation and G. Russell Mortenson.
               Filed under exhibit number 10.18 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and
               incorporated herein by reference.

  10.19* --    Fifth Amendment to Employment Agreement, effective January 1,
               1996, by and between Amtech Corporation and G. Russell Mortenson.

  10.20  --    Employment Agreement, dated August 1, 1990, by and between Amtech
               Systems Corporation and Jeremy A. Landt. Filed under exhibit number 10.12 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.

  10.21  --    Amendment to Employment Agreement, dated November 10, 1992, by and between Amtech Systems Corporation and Jeremy A. Landt. Filed
               under exhibit number 10.22 in the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

  10.22  --    Second Amendment to Employment Agreement, effective October 19,
               1994, by and between Amtech Systems Corporation and Jeremy A.
               Landt. Filed under exhibit number 10.21 in the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  10.23  --    Third Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Systems Corporation and Jeremy A.
               Landt. Filed under exhibit number 10.22 in the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  10.24  --    Employment Agreement, dated August 6, 1991, by and between Amtech
               Corporation and Steve M. York. Filed under exhibit number 10.13 in the Company's Annual Report on Form 10-K for the year ended
               December 31, 1991, and incorporated herein by reference.

  10.25  --    Amendment No. 1 to Employment Agreement, effective May 7, 1993, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.24 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  10.26  --    Second Amendment to Employment Agreement, dated October 19, 1994, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.28 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1994, and incorporated herein by reference.

  10.27  --    Third Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.26 in the Company's Annual Report on
               Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

  10.28  --    Fourth Amendment to Employment Agreement, effective August 1,
               1995, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.2 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.

  10.29  --    Employment Agreement, effective January 25, 1995, by and between
               Cotag International Limited and Stuart M. Evans. Filed under exhibit number 10.3 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.

  10.30  --    First Amendment to Employment Agreement, effective August 1,
               1995, by and between Cotag International Limited and Stuart M.
               Evans. Filed under exhibit number 10.4 in the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended September 30,
               1995, and incorporated herein by reference.

  10.31* --    Employment Agreement, effective November 16, 1995, by and between
               Amtech Systems Corporation and Jeffrey S. Wetherell.

  10.32* --    Employment Agreement, effective August 1, 1995, by and between
               Cardkey Systems, Inc. and Michael H. Wolpert.

  10.33* --    Employment Agreement, effective December 29, 1994, by and between
               WaveLink Technologies, Inc. and N.A. (Nino) Zaino.

  13.1*  --    Portions of the 1995 Annual Report to Shareholders that are incorporated by reference into Parts II and IV of this
               Form 10-K.

  21.1*  --    Subsidiaries of the Company.

  23.1*  --    Consent of Independent Auditors.

  24.1   --    Power of attorney (included on page 17 of this Annual Report on
               Form 10-K).

  27.1*  --    Financial Data Schedule


* Filed herewith