Form 10QSB
period 1996-03-31
AMTECH CORP
filed 1996-05-13
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                YES  X   NO ___
                                    ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


            CLASS                              OUTSTANDING AT APRIL 30, 1996
- -------------------------------------          -----------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                 14,608,786

                                     INDEX


PART I-FINANCIAL INFORMATION

                                                                                           Page
                                                                                          Number
                                                                                          ------
ITEM 1.                      FINANCIAL STATEMENTS

                             Condensed Consolidated Balance Sheets at March 31, 1996
                             and December 31, 1995                                             3

                             Condensed Consolidated Statements of Operations for the
                             three months ended March 31, 1996 and 1995                        4

                             Condensed Consolidated Statements of Cash Flows for the
                             three months ended March 31, 1996 and 1995                        5

                             Notes to Condensed Consolidated Financial Statements              6

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS                                         7



PART II-OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS                                                 9
ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               9
ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K                                 10


                               AMTECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                  (Unaudited)

                                                        March 31, 1996   December 31, 1995
                                                        ---------------  ------------------
       ASSETS
Current assets:
 Cash and cash equivalents                                     $16,214             $17,669
 Short-term marketable securities                                5,110              10,168
 Accounts receivable, net of allowance for
   doubtful accounts of $891,000 in 1996
   and $831,000 in 1995                                         27,522              24,559
 Inventories (Note 2)                                           15,510              13,415
 Deferred income taxes                                           1,914               1,037
 Prepaid expenses                                                  846                 725
                                                               -------             -------
    Total current assets                                        67,116              67,573

Property and equipment, at cost                                 24,024              23,221
 Accumulated depreciation                                       (9,929)             (9,138)
                                                               -------             -------
                                                                14,095              14,083

Deferred income taxes                                            1,310               1,544
Intangible assets, net                                           9,064               8,827
Other assets                                                     1,389               1,352
                                                                ------               -----
                                                               $92,974             $93,379
                                                               =======             =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $ 7,368             $ 6,628
    Note payable                                                 2,594               1,887
    Accrued expenses                                             8,434               7,201
    Deferred income and license revenues                         3,121               2,508
                                                               -------             -------
      Total current liabilities                                 21,517              18,224

Note payable                                                        --               2,594

Contingencies (Note 3)

Stockholders' equity:
    Preferred stock, $1 par value, 10,000,000 shares
     authorized; none issued                                        --                  --
    Common stock, $.01 par value, 30,000,000 shares
     authorized; 14,685,036 issued, 14,605,036
     outstanding in 1996 and 1995                                  147                 147
    Additional paid-in capital                                  75,215              75,349
    Unrealized gain on marketable securities                        --               1,323
    Treasury stock, at cost                                       (393)               (393)
    Accumulated deficit                                         (3,512)             (3,865)
                                                               -------             -------
      Total stockholders' equity                                71,457              72,561
                                                               -------             -------
                                                               $92,974             $93,379
                                                               =======             =======




                            See accompanying notes.

                               AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)


                                                  Three Months
                                                 Ended March 31
                                            ------------------------
                                                1996       1995
                                              ---------  ---------

Sales                                          $28,276    $13,935
Operating costs and expenses:
     Cost of sales                              17,279      9,373
     Research and development                    2,564      1,642
     Marketing, general and administrative       9,607      3,689
                                               -------    -------
                                                29,450     14,704
                                               -------    -------

Operating loss                                  (1,174)      (769)

Investment income                                2,078        453

Interest expense                                  (109)        --
                                               -------    -------

Income (loss) before income taxes                  795       (316)

Provision (benefit) for income taxes               442        (36)
                                               -------    -------

Net income (loss)                              $   353    $  (280)
                                               =======    =======

Earnings (loss) per share (Note 1)             $  0.02    $ (0.02)
                                               =======    =======

Shares used in computing
 earnings (loss) per share                      14,740     14,704
                                               =======    =======


                            See accompanying notes.

                               AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (Unaudited)


                                                                               Three Months
                                                                               Ended March 31
                                                                          ------------------------
                                                                             1996          1995
                                                                          ---------      ---------
Cash flows from operating  activities:
   Net income (loss)                                                       $   353      $  (280)
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
       Depreciation and amortization                                         1,082          729
       Realized gain on sale of marketable securities                       (2,150)          --
       Deferred income taxes                                                    38           15
       Tax benefit from exercise of stock options                               --           36
       Change in assets and liabilities:
          Increase in accounts receivable                                   (4,203)      (1,496)
          (Increase) decrease in inventories                                (2,095)         212
          Increase in prepaid expenses                                        (121)        (302)
          (Increase) decrease in other assets                                  (31)         528
          Increase in accounts payable
           and accrued expenses                                              1,973          373
          Increase (decrease) in deferred income
           and license revenues                                                613         (241)
                                                                            ------      -------
             Total adjustments                                              (4,894)        (146)
                                                                           -------      -------
             Net cash used by operating activities                          (4,541)        (426)

Cash flows from investing  activities:
     Purchases of property and equipment                                      (829)        (571)
     Purchase of Cotag International Limited                                    --       (5,774)
     Purchase of Cardkey Systems                                              (952)          --
     Sales and maturities of marketable securities                           5,204       24,324
     Increase in other assets                                                  (49)         (52)
     Other                                                                    (256)          --
                                                                           -------      -------
       Net cash provided by investing activities                             3,118       17,927

Cash flows from financing  activities:
     Proceeds from issuances of common stock                                    --          147
     Payment of cash dividends                                                  --         (293)
                                                                           -------      -------
      Net cash used by financing activities                                     --         (146)

Effect of exchange rate changes on cash and cash equivalents                   (32)          (2)
                                                                           -------      -------

Increase (decrease) in cash and cash equivalents                            (1,455)      17,353

Cash and cash equivalents, beginning of period                              17,669       14,217
                                                                           -------      -------

Cash and cash equivalents, end of period                                   $16,214      $31,570
                                                                           =======      =======




                            See accompanying notes.

                              AMTECH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

  The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1995 Annual Report to Shareholders and Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1995 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

  Earnings per share is computed based on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding.


2.    INVENTORIES

 Inventories consist of the following:

                               March 31, 1996  December 31, 1995
                               --------------  -----------------

 Raw materials                    $ 6,363,000         $4,900,000

 Work in process                    4,386,000          3,976,000

 Finished goods                     4,761,000          4,539,000
                                  -----------         ----------

                                 $ 15,510,000        $13,415,000
                                  ===========         ==========

3.  CONTINGENCIES

  WaveLink and certain of its employees are the subject of a $7,800,000 suit brought by Teklogix, Inc., their former employer. The suit alleges improper use of confidential information, theft of technology, misappropriation of business opportunities and similar improprieties. In addition to the damages requested, the suit seeks to enjoin the defendants from soliciting customers of Teklogix and from disclosing alleged confidential information of Teklogix. WaveLink has denied any wrong-doing by it or its employees and intends to vigorously defend the litigation. While the final outcome of this matter cannot be predicted with certainty, the Company believes that the final resolution of this matter will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Amtech Systems Corporation and Amtech World Corporation develop and provide high-frequency radio frequency identification (RFID) solutions to the transportation markets which include vehicle-roadside communications, electronic toll and traffic management (ETTM), rail, intermodal and motor freight.
Products and services for electronic access control applications are the focus of Amtech Europe Limited, which combines Cotag International Limited ("Cotag") and Cardkey Systems Limited, as well as Cardkey Systems, Inc. Cotag was acquired by the Company in January 1995 and Cardkey Systems, Inc. and Cardkey Systems Limited (collectively "Cardkey") were acquired in August 1995.
WaveLink Technologies, Inc. ("WaveLink") is developing a line of products targeting the interactive data marketplace consisting of mobile radio frequency data communications terminals using wireless local area networks for use in portable computing in logistics, warehousing, transportation and medical applications. The 1995 acquisitions impact the comparability of the Company's first quarter 1996 results with those of 1995.

RESULTS OF OPERATIONS

  Sales for the three months ended March 31, 1996 increased $14,341,000 or 103% from the comparable period in 1995. Sales in the electronic access controls markets amounted to $15,574,000 in 1996 compared to $1,494,000 in 1995 as sales of Cotag were included in the Company's consolidated financial statements beginning February 1, 1995, and sales of Cardkey were included beginning August 1, 1995.

  Cost of sales for the three months ended March 31, 1996 increased $7,906,000 or 84% from the comparable period in 1995 primarily as a consequence of the Company's acquired businesses. Gross profit as a percentage of sales increased from 33% for the first quarter of 1995 to 39% for the first quarter of 1996, primarily due to a gross profit margin on sales of 44% achieved by the recently acquired electronic access control businesses.

  Research and development expenses for the three months ended March 31, 1996 increased $922,000 or 56% from the comparable period in 1995. Expenditures for WaveLink increased from $68,000 to $427,000 as a result of increased product development activities and a greater percentage of ownership in WaveLink by the Company. Cardkey expenditures were $394,000 for the first quarter of 1996.

  Marketing, general and administrative expenses for the three months ended March 31, 1996 increased $5,918,000 or 160% from the comparable period in 1995. The increase was primarily attributable to expenditures of $4,917,000 by Cardkey in the first quarter of 1996. In addition, the Company's pro rata share of the losses attributable to its European marketing joint venture, Alcatel Amtech S.A., increased from $101,000 in 1995 to $449,000 in 1996. The Company will recognize an expense of $446,000 in the quarter ended June 30, 1996 relating to stock options granted in December 1995 to certain of the Company's outside directors under a plan that was approved by the shareholders on April 25, 1996. The amount of expense was determined based on the excess of the fair market value of the Company's common stock on the date of plan approval over the exercise price of the options which was the fair market value of the Company's common stock on the date of grant.

  As a result of the foregoing, the Company experienced an operating loss of $1,174,000 for the three months ended March 31, 1996 as compared to an operating loss of $769,000 for the comparable period in 1995.

  Investment income increased to $2,078,000 for the three months ended March 31, 1996 from $453,000 for the comparable period in 1995. The increase is primarily attributable to gains realized from the sale of corporate equity securities of approximately $2,150,000 partially offset by the effect of a reduction in invested cash and marketable securities resulting from the Company's 1995 business acquisitions.

  The income tax provision of $442,000, which approximates 55% of income before income taxes, for the quarter ended March 31, 1996 is different from the U.S. statutory rate of 34%, primarily due to the effect of unbenefitted foreign losses. The income tax benefit as a percentage of the loss before taxes was 11% for the quarter ended March 31, 1995.

  As a result of the foregoing, the Company achieved net income of $353,000 for the three months ended March 31, 1996 as compared to a net loss of $280,000 for the comparable period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1996 the Company's principal source of liquidity is its net working capital position of $45,599,000, including cash and marketable securities of $21,324,000 and accounts receivable of $27,522,000. The Company expects to invest up to an additional $3,200,000 in 1996 for property and equipment.

  The Company believes that its existing net working capital position will be sufficient to meet the capital requirements for the current businesses for at least the next two years. Additional acquisitions, if any, would be financed by the most attractive alternative which could be the utilization of cash reserves or the issuance of debt or equity securities.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  The information set forth under Part I, Notes to Condensed Consolidated Financial Statements, Note 3 is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual meeting of shareholders on April 25, 1996. At this meeting, the shareholders elected as directors of the Company, G. Russell Mortenson, David P. Cook, Stuart M. Evans, Gary J. Fernandes, Elmer W. Johnson, Jeremy A. Landt, James S. Marston, Antonio R. Sanchez, Jr., and Jeffrey S. Wetherell. The tabulation of the votes with respect to the election of directors is as follows:

Nominee                       Shares For  Shares Withheld
- ----------------------------  ----------  ---------------
   G. Russell Mortenson       10,692,157          381,554
   David P. Cook              10,691,571          382,140
   Stuart M. Evans            10,692,670          381,041
   Gary J. Fernandes          10,692,821          380,890
   Elmer W. Johnson           10,692,657          381,054
   Jeremy A. Landt            10,692,857          380,854
   James S. Marston           10,692,857          380,854
   Antonio R. Sanchez, Jr.    10,692,332          381,379
   Jeffrey S. Wetherell       10,690,896          382,815

  The shareholders approved an amendment to the Amtech Corporation 1995 Long-Term Incentive Plan. The tabulation of the votes with respect to the approval of the Plan Amendment is as follows:

                         For          8,385,874
                         Against      2,340,048
                         Abstain        123,951
                         Non-Votes      223,838

     The shareholders approved the adoption of the Amtech Corporation 1996 Directors' Stock Option Plan. The tabulation of the votes with respect to the approval of the Plan is as follows:

                         For          9,489,701
                         Against      1,200,508
                         Abstain        159,700
                         Non-Votes      223,802

     The shareholders approved the adoption of the Amtech Corporation 1996 Employee Stock Purchase Plan. The tabulation of the votes with respect to the approval of the Plan is as follows:

                         For          10,306,353
                         Against         603,881
                         Abstain          71,461
                         Non-Votes        92,016


     The shareholders ratified the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 1996. The tabulation of the votes with respect to the ratification is as follows:

                         For        10,830,466
                         Against       160,548
                         Abstain        82,697

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

          DESCRIPTION OF EXHIBITS
          -----------------------

          10.1*  Amended and Restated 1992 Stock Option Plan of the Company.

          10.2*  Amended and Restated 1995 Long-Term Incentive Plan of the
Company.

          10.3 1996 Directors' Stock Option Plan of the Company. Filed under Annex I in the Company's Proxy Statement for the Annual Meeting of Shareholders held April 25, 1996, and incorporated herein by reference.

          10.4*  1996 Executive Management Cash Bonus Plan.

          27.1*  Financial Data Schedule.

     (B) No reports of the registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 1996.



*Filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMTECH CORPORATION
                                      (Registrant)



Date: May 10, 1996            By:               /s/Steve M. York
                                     ------------------------------------------
                                         Steve M. York
                                         Senior Vice President, Chief Financial
                                         Officer, and Treasurer
                                         (Principal Financial Officer and
                                         Duly Authorized Office)

                                 EXHIBIT INDEX



          10.1 Amended and Restated 1992 Stock Option Plan of the Company.

          10.2 Amended and Restated 1995 Long-Term Incentive Plan of the
               Company.

          10.3 1996 Directors' Stock Option Plan of the Company.

          10.4 1996 Executive Management Cash Bonus Plan.

          27.1 Financial Data Schedule.