Form 10-Q
period 1996-06-30
AMTECH CORP
filed 1996-08-14
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                               YES   X    NO
                                   -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


               CLASS                             OUTSTANDING AT JULY 31, 1996
- --------------------------------------        ----------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                    14,622,261

                                     INDEX


PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets at June 30, 1996
        and December 31, 1995                                                3

        Condensed Consolidated Statements of Operations for the
        three months and six months ended June 30, 1996 and 1995             4

        Condensed Consolidated Statements of Cash Flows for the
        three months and six months ended June 30, 1996 and 1995             5

        Notes to Condensed Consolidated Financial Statements                 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                            7


PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    9
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     9

                              AMTECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                  (Unaudited)

                                               June 30, 1996    December 31, 1995
                                               -------------    -----------------
                 ASSETS
Current assets:
 Cash and cash equivalents                         $ 14,344        $ 17,669
 Short-term marketable securities                     8,147          10,168
 Accounts receivable, net of allowance for
   doubtful accounts of $1,060,000 in 1996 and
   $831,000 in 1995                                  23,765          24,559
 Inventories (Note 2)                                17,445          13,415
 Deferred income taxes                                1,880           1,037
 Prepaid expenses                                     1,037             725
                                                   --------        --------
    Total current assets                             66,618          67,573

Property and equipment, at cost                      25,373          23,221
 Accumulated depreciation                           (10,889)         (9,138)
                                                   --------        --------
                                                     14,484          14,083

Deferred income taxes                                 1,289           1,544
Intangible assets, net                                8,937           8,827
Other assets                                          2,976           1,352
                                                   --------        --------
                                                   $ 94,304        $ 93,379
                                                   ========        ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $  8,853        $  6,628
 Note payable                                         2,594           1,887
 Accrued expenses                                     8,559           7,201
 Deferred income and license revenues                 2,177           2,508
                                                   --------        --------
    Total current liabilities                        22,183          18,224

Note payable                                             --           2,594

Contingencies (Note 3)

Stockholders' equity:
 Preferred stock, $1 par value, 10,000,000 shares
   authorized; none issued                               --              --
 Common stock, $.01 par value, 30,000,000 shares
   authorized; 14,698,761 issued, 14,618,761
   outstanding in 1996 and 14,685,036 issued,
   14,605,036 outstanding in 1995                       147             147
 Additional paid-in capital                          75,899          75,349
 Unrealized gain on marketable securities                --           1,323
 Treasury stock, at cost                               (393)           (393)
 Accumulated deficit                                 (3,532)         (3,865)
                                                   --------        --------
    Total stockholders' equity                       72,121          72,561
                                                   --------        --------
                                                   $ 94,304        $ 93,379
                                                   ========        ========

                            See accompanying notes.

                              AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)


                                               Three Months        Six Months
                                               Ended June 30       Ended June 30
                                           -------------------   -------------------
                                             1996       1995       1996       1995
                                           --------   --------   --------   --------

Sales                                      $ 29,867   $ 13,001   $ 58,143   $ 26,936
Operating costs and expenses:
  Cost of sales                              16,937      8,434     34,216     17,807
  Research and development                    2,557      1,883      5,121      3,525
  Marketing, general and administrative      10,466      3,994     20,073      7,683
                                           --------   --------   --------   --------
                                             29,960     14,311     59,410     29,015
                                           --------   --------   --------   --------

Operating  loss                                 (93)    (1,310)   ( 1,267)    (2,079)

Investment income (loss)                        288       (101)     2,366        352

Interest expense                                (61)        --       (170)        --
                                           --------   --------   --------   --------

Income (loss) before income taxes               134     (1,411)       929     (1,727)

Provision (benefit) for income taxes            154       (154)       596       (190)
                                           --------   --------   --------   --------

Net income (loss)                          $    (20)  $ (1,257)  $    333   $ (1,537)
                                           ========   ========   ========   ========

Earnings (loss) per share (Note 1)         $   0.00   $  (0.09)  $   0.02   $ ( 0.10)
                                           ========   ========   ========   ========

Shares used in computing earnings
 (loss) per share                            14,613     14,658     14,743     14,639
                                           ========   ========   ========   ========

                            See accompanying notes.

                              AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (Unaudited)

                                                                  Three Months         Six Months
                                                                  Ended June 30       Ended June 30
                                                                -----------------   ------------------
                                                                  1996      1995      1996      1995
                                                                -------   -------   -------   --------
Cash flows from operating activities:
   Net income (loss)                                            $   (20)  $(1,257)  $   333   $ (1,537)
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
        Depreciation and amortization                             1,145       757     2,227      1,486
        Realized gain on sale of marketable securities               --        --    (2,150)        --
        Stock option compensation                                   446        --       446         --
        Deferred income taxes                                        55       (90)       93        (75)
        Tax benefit from exercise of stock options                   13        27        13         63
        Change in assets and liabilities:
           (Increase) decrease in accounts receivable             3,809      (375)     (394)    (1,871)
           (Increase) decrease in inventories                    (1,935)      451    (4,030)       663
           (Increase) decrease in prepaid expenses                 (191)       15      (312)      (287)
           (Increase) decrease in other assets                   (1,537)     (364)   (1,568)       164
           Increase (decrease) in accounts payable
            and accrued expenses                                  1,610      (392)    3,583        (19)
           Decrease in deferred income
            and license revenues                                   (944)     (240)     (331)      (481)
                                                                -------   -------   -------   --------
               Total adjustments                                  2,471      (211)   (2,423)      (357)
                                                                -------   -------   -------   --------
               Net cash provided (used) by
                  operating activities                            2,451    (1,468)   (2,090)    (1,894)

Cash flows from investing activities:
        Purchases of property and equipment                      (1,287)     (277)   (2,116)      (848)
        Purchase of Cotag International Limited                      --       (10)       --     (5,784)
        Purchase of Cardkey Systems                                  --        --      (952)        --
        Purchases of marketable securities                       (5,047)       --    (5,047)        --
        Sales and maturities of marketable securities             2,000     2,994     7,204     27,318
        Increase in other assets                                    (76)      (62)     (125)      (114)
        Other                                                       (94)       --      (350)        --
                                                                -------   -------   -------   --------
          Net cash provided (used) by investing activities       (4,504)    2,645    (1,386)    20,572

Cash flows from financing activities:
        Proceeds from issuances of common stock                      69       126        69        273
        Payment of cash dividends                                    --        --        --       (293)
                                                                -------   -------   -------   --------
          Net cash provided (used) by
            financing activities                                     69       126        69        (20)

Effect of exchange rate changes on cash and cash equivalents        114       (14)       82        (16)
                                                                -------   -------   -------   --------

Increase (decrease) in cash and cash equivalents                 (1,870)    1,289    (3,325)    18,642

Cash and cash equivalents, beginning of period                   16,214    31,570    17,669     14,217
                                                                -------   -------   -------   --------

Cash and cash equivalents, end of period                        $14,344   $32,859   $14,344   $ 32,859
                                                                =======   =======   =======   ========


                            See accompanying notes.

                              AMTECH CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1995 Annual Report to Shareholders and Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1995 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

    Earnings per share is computed based on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding.

2.  INVENTORIES

    Inventories consist of the following:

                     June 30, 1996  December 31, 1995
                     -------------  -----------------

  Raw materials        $ 7,904,000        $ 4,900,000

  Work in process        5,542,000          3,976,000

  Finished goods         3,999,000          4,539,000
                       -----------        -----------

                       $17,445,000        $13,415,000
                       ===========        ===========

3.  CONTINGENCIES

    WaveLink and certain of its employees are the subject of a Canadian $11,000,000 (approximately U.S. $8,000,000) suit brought by Teklogix, Inc., their former employer. The suit alleges improper use of confidential information, theft of technology, misappropriation of business opportunities and similar improprieties. In addition to the damages requested, the suit seeks to enjoin the defendants from soliciting customers of Teklogix and from disclosing alleged confidential information of Teklogix. WaveLink has denied any wrong-doing by it or its employees and intends to vigorously defend the litigation. While the final outcome of this matter cannot be predicted with certainty, the Company believes that the final resolution of this matter will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Amtech Systems Corporation and Amtech World Corporation develop and provide high-frequency radio frequency identification (RFID) solutions to the transportation markets which include vehicle-roadside communications, electronic toll and traffic management (ETTM), rail, intermodal and motor freight.
Products and services for electronic access control applications are the focus of Cardkey Systems, Inc. and Amtech Europe Limited, which combines Cotag International Limited ("Cotag") and Cardkey Systems Limited. Cotag was acquired by the Company in January 1995 and Cardkey Systems, Inc. and Cardkey Systems Limited (collectively "Cardkey") were acquired in August 1995. WaveLink Technologies, Inc. ("WaveLink") is developing a line of products targeted to the interactive data marketplace consisting of mobile radio frequency data communications terminals using wireless local area networks for use in portable computing in logistics, warehousing, transportation and medical applications. The 1995 acquisitions impact the comparability of the Company's second quarter and year-to-date 1996 results with those of 1995.

RESULTS OF OPERATIONS

    Sales for the three months and six months ended June 30, 1996 increased $16,866,000 or 130% and $31,207,000 or 116%, respectively, from the comparable periods in 1995. Sales in the electronic access control markets amounted to $16,161,000 for the three months in 1996 compared to $1,984,000 in 1995 and $31,735,000 for the six months in 1996 compared to $3,478,000 in 1995. Sales of Cotag were included in the Company's consolidated financial statements beginning February 1, 1995, and sales of Cardkey were included beginning August 1, 1995. Comparable to 1995, 1996 revenues in the electronic toll and traffic management sector of the transportation markets include approximately $3,650,000 and $8,200,000 for the three month and six month periods from a single systems integration services contract.

    Cost of sales for the three months and six months ended June 30, 1996 increased $8,503,000 or 101% and $16,409,000 or 92% from the comparable periods in 1995. Gross profit as a percentage of sales increased from 35% for the second quarter of 1995 to 43% for the second quarter of 1996 and from 34% for the first six months of 1995 to 41% for the first six months of 1996. This increase was primarily due to a gross profit margin on sales of 45% for the three months and 44% for the six months ended June 30, 1996 achieved by the recently acquired electronic access control businesses.

    Research and development expenses for the three months and six months ended June 30, 1996 increased $674,000 or 36% and $1,596,000 or 45% from the comparable periods in 1995. Expenditures for WaveLink increased from $101,000 for the second quarter of 1995 to $377,000 in 1996 and from $169,000 for the first six months of 1995 to $804,000 in 1996. These increases are primarily a result of increased product development activities and a greater percentage of ownership in WaveLink by the Company. Cardkey expenditures were $425,000 for the second quarter and $819,000 for the first six months of 1996.

    Marketing, general and administrative expenses for the three months and six months ended June 30, 1996 increased $6,472,000 or 162% and $12,390,000 or 161%
from the comparable periods in 1995. The increase was primarily attributable to Cardkey expenditures of $4,936,000 in the second quarter and $9,853,000 in the first six months of 1996. In addition, the Company's pro rata share of the losses attributable to its European joint venture, Alcatel Amtech S.A., increased from $93,000 for the second quarter of 1995 to $403,000 in 1996 and from $186,000 for the first six months of 1995 to $852,000 in 1996 primarily due to a decline in sales. Both the Company and its joint venture partner, Alcatel AVI S.A., are currently evaluating various alternatives (including their continuing mutual participation) with respect to the future of Alcatel Amtech. The Company also recognized an expense of $446,000 in the second quarter of 1996 relating to stock options granted in December 1995 to certain of the Company's outside directors under a plan that was approved by the shareholders on April 25, 1996. The amount of expense was determined based on the excess of the fair market value of the Company's common stock on the date of plan approval over the exercise price of the options which was fair market value of the Company's common stock on the date of the grant.

    As a result of the foregoing, the Company experienced operating losses of $93,000 and $1,267,000 for the three months and six months ended June 30, 1996 as compared to operating losses of $1,310,000 and $2,079,000 for the comparable periods in 1995.

    Investment income for the three months and six months ended June 30, 1996 increased from a loss of $101,000 to a gain of $288,000 and from a gain of $352,000 to a gain of $2,366,000, respectively. The loss for the second quarter of 1995 was primarily attributable to declines in certain of the Company's cash and cash equivalent instruments while such declines did not occur in the comparable period in 1996. The increase for the six month period is primarily attributable to gains realized from the sale of corporate equity securities of approximately $2,150,000 partially offset by the effect of a reduction in investment cash and marketable securities resulting from the Company's 1995 business acquisitions.

    The income tax provision of $154,000 and $596,000 for the three months and six months ended June 30, 1996 approximates 115% and 64% of income before income taxes, respectively. These rates are different from the U.S. statutory rate of 34%, primarily due to the effect of unbenefitted foreign losses in multiple jurisdictions. The effective tax rate for 1996 will change based upon the amounts of pre-tax income or loss in these foreign jurisdictions.

    As a result of the foregoing, the Company experienced a net loss of $20,000 and net income of $333,000 for the three months and six months ended June 30, 1996 as compared to net losses of $1,257,000 and $1,537,000 for the same periods in 1995. For calendar year 1996, the Company is targeting sales of $118-$125 million with net results ranging from break-even to a net loss of $0.10 per share, with the fourth quarter results expected to be better than the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996 the Company's principal source of liquidity is its net working capital position of $44,435,000, including cash and marketable securities of $22,491,000 and accounts receivable of $23,765,000. The Company expects to invest up to an additional $2,000,000 in 1996 for property and equipment.

    The Company believes that its existing net working capital position will be sufficient to meet the capital requirements for the current businesses for at least the next two years. Additional acquisitions, if any, would be financed by the most attractive alternative which could be the utilization of cash reserves or the issuance of debt or equity securities.

"SAFE HARBOR" STATEMENT

    The following is a 'safe harbor' statement under the Private Securities Litigation Reform Act of 1995:

    Other than historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that are based on management assumptions and involve risks and uncertainties, including but not limited to, the following: the Interactive Data Group's ability to develop successfully, timely release to manufacturing, and establish market channels for, its product line, and customers' acceptance of such products; the Transportation Systems Group and Electronic Security Group increasing the sales of their manufactured products; the availability of components from suppliers; the regulatory and trade environment; general domestic and international economic conditions; the impact of competitive products and pricing; the Company's ability to attract and retain key employees; and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecast in the forward-looking statements.



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

                  DESCRIPTION OF EXHIBITS
                  -----------------------

           3.1*   Restated Bylaws of the Company, dated July 25, 1996.

           27.1*  Financial Data Schedule.

    (B) No reports of the registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended June 30, 1996.


- --------------------------------------------------------------------------------
*  Filed herewith.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMTECH CORPORATION
                                   (Registrant)



Date:  August 14, 1996           By:              /s/ Steve M. York
                                    --------------------------------------------
                                      Steve M. York
                                      Senior Vice President, Chief Financial
                                      Officer, and Treasurer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)