Form 10-Q
period 1996-09-30
AMTECH CORP
filed 1996-11-14
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                               YES   X   NO
                                   -----    -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


              CLASS                           OUTSTANDING AT OCTOBER 31, 1996
--------------------------------------        -------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                  14,622,261

                                     INDEX


PART I-FINANCIAL INFORMATION

                                                                         Page
                                                                        Number
                                                                        ------
ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets at September 30, 1996
        and December 31, 1995                                             3

        Condensed Consolidated Statements of Operations for the
        three months and nine months ended September 30, 1996 and 1995    4

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1996 and 1995                     5

        Notes to Condensed Consolidated Financial Statements              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                         7


PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 9
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  9

                               AMTECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                  (Unaudited)

                                                        September 30, 1996       December 31, 1995
                                                        ------------------       -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                    $  7,255                 $ 17,669
 Short-term marketable securities                               12,692                   10,168
 Accounts receivable, net of allowance for
   doubtful accounts of $1,167,000 in 1996 and
   $831,000 in 1995                                             21,834                   24,559
 Inventories (Note 2)                                           16,311                   13,415
 Deferred income taxes                                           2,215                    1,037
 Prepaid expenses                                                1,145                      725
                                                              --------                 --------
    Total current assets                                        61,452                   67,573

Property and equipment, at cost                                 26,415                   23,221
 Accumulated depreciation                                      (11,940)                  (9,138)
                                                              --------                 --------
                                                                14,475                   14,083

Deferred income taxes                                            1,048                    1,544
Intangible assets, net                                           8,309                    8,827
Other assets                                                     3,775                    1,352
                                                              --------                 --------
                                                              $ 89,059                 $ 93,379
                                                              ========                 ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                             $  5,006                 $  6,628
 Note payable                                                    1,839                    1,887
 Accrued expenses                                                8,165                    7,201
 Deferred income and license revenues                            1,877                    2,508
                                                              --------                 --------
    Total current liabilities                                   16,887                   18,224

Note payable                                                        --                    2,594

Contingencies (Note 3)

Stockholders' equity:
 Preferred stock, $1 par value, 10,000,000 shares
   authorized; none issued                                          --                       --
 Common stock, $.01 par value, 30,000,000 shares
   authorized; 14,702,261 issued, 14,622,261
   outstanding in 1996 and 14,685,036 issued,
   14,605,036 outstanding in 1995                                  147                      147
 Additional paid-in capital                                     76,013                   75,349
 Unrealized gain on marketable securities                           --                    1,323
 Treasury stock, at cost                                          (393)                    (393)
 Accumulated deficit                                            (3,595)                  (3,865)
                                                              --------                 --------
    Total stockholders' equity                                  72,172                   72,561
                                                              --------                 --------
                                                              $ 89,059                 $ 93,379
                                                              ========                 ========

                            See accompanying notes.

                              AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)

                                               Three Months         Nine Months
                                            Ended September 30    Ended September 30
                                           --------------------  --------------------
                                             1996       1995       1996       1995
                                           ---------  ---------  ---------  ---------
Sales                                       $27,971    $24,526   $ 86,114    $51,462
Operating costs and expenses:
  Cost of sales                              15,961     15,775     50,177     33,582
  Research and development                    2,263      2,798      7,384      6,323
  Marketing, general and administrative      10,255      6,629     30,328     14,312
                                            -------    -------   --------    -------
                                             28,479     25,202     87,889     54,217
                                            -------    -------   --------    -------

Operating  loss                                (508)      (676)   ( 1,775)    (2,755)

Investment income                               344        276      2,710        628

Interest expense                                (49)       (66)      (219)       (66)
                                            -------    -------   --------    -------

Income (loss) before income taxes              (213)      (466)       716     (2,193)

Provision (benefit) for income taxes           (150)       (44)       446       (234)
                                            -------    -------   --------    -------

Net income (loss)                           $   (63)   $  (422)  $    270    $(1,959)
                                            =======    =======   ========    =======

Earnings (loss) per share (Note 1)          $  0.00    $ (0.03)  $   0.02    $( 0.13)
                                            =======    =======   ========    =======

Shares used in computing earnings (loss)
  per share                                  14,622     14,666     14,749     14,648
                                            =======    =======   ========    =======

                            See accompanying notes.

                               AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (Unaudited)

                                                                      Nine Months
                                                                   Ended September 30
                                                                -----------------------
                                                                  1996          1995
                                                                ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                            $    270      $ (1,959)
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
      Depreciation and amortization                                3,413         2,493
      Realized gain on sale of marketable securities              (2,150)           --
      Stock option compensation                                      446            --
      Deferred income taxes                                           (1)         (709)
      Tax benefit from exercise of stock options                      14            72
      Purchased in-process research and development                   --           882
      Change in assets and liabilities:
          (Increase) decrease in accounts receivable               1,428        (2,764)
          (Increase) decrease in inventories                      (2,896)        1,655
          (Increase) decrease in prepaid expenses                   (420)          271
          (Increase) decrease in other assets                     (2,427)          229
          Decrease in accounts payable
           and accrued expenses                                     (618)       (1,371)
          Decrease in deferred income
           and license revenues                                     (631)         (777)
                                                                --------      --------
            Total adjustments                                     (3,842)          (19)
                                                                --------      --------
            Net cash used by
               operating activities                               (3,572)       (1,978)

Cash flows from investing activities:
   Purchases of property and equipment                            (3,066)       (1,460)
   Purchase of Cotag International Limited                            --        (5,784)
   Purchase of Cardkey Systems                                      (952)      (16,502)
   Purchases of marketable securities                             (9,582)           --
   Sales and maturities of marketable securities                   7,204        26,172
   Increase in other assets                                         (227)         (145)
   Other                                                            (404)           --
                                                                --------      --------
     Net cash provided (used) by investing activities             (7,027)        2,281

Cash flows from financing activities:
   Proceeds from issuances of common stock                            97           289
   Payment of cash dividends                                          --          (293)
                                                                --------      --------
     Net cash provided (used) by
       financing activities                                           97            (4)

Effect of exchange rate changes on cash and cash equivalents          88            10
                                                                --------      --------

Increase (decrease) in cash and cash equivalents                 (10,414)          309

Cash and cash equivalents, beginning of period                    17,669        14,217
                                                                --------      --------

Cash and cash equivalents, end of period                        $  7,255      $ 14,526
                                                                ========      ========

                            See accompanying notes.

                              AMTECH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

  The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1995 Annual Report to Shareholders and Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1995 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

  Earnings per share is computed based on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding.

2.    INVENTORIES

  Inventories consist of the following:


                        September 30, 1996  December 31, 1995
                        ------------------  -----------------

  Raw materials             $ 7,770,000         $ 4,900,000

  Work in process             4,665,000           3,976,000

  Finished goods              3,876,000           4,539,000
                            -----------         -----------

                            $16,311,000         $13,415,000
                            ===========         ===========

3.  CONTINGENCIES

  WaveNet International Inc. and certain of its employees are the subject of a Canadian $11,000,000 (approximately U.S. $8,000,000) suit brought by Teklogix, Inc., their former employer. The suit alleges improper use of confidential information, theft of technology, misappropriation of business opportunities and similar improprieties. In addition to the damages requested, the suit seeks to enjoin the defendants from soliciting customers of Teklogix and from disclosing alleged confidential information of Teklogix. WaveNet has denied any wrong-doing by it or its employees and intends to vigorously defend the litigation. While the final outcome of this matter cannot be predicted with certainty, the Company believes that the final resolution of this matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is organized into three market-oriented groups. The Transportation Systems Group ("TSG"), which includes Amtech Systems Corporation and Amtech World Corporation, develops and provides high-frequency radio frequency identification (RFID) solutions to the transportation markets which include vehicle-roadside communications, electronic toll and traffic management
(ETTM), rail, intermodal and motor freight. Products and services for electronic access control applications are the focus of Cardkey Systems, Inc. and Amtech Europe Limited, which combines Cotag International Limited ("Cotag") and Cardkey Systems Limited. Cotag was acquired by the Company in January 1995 and Cardkey Systems, Inc. and Cardkey Systems Limited (collectively "Cardkey") were acquired in August 1995. Cotag and Cardkey comprise the Electronic Security Group ("ESG"). The Interactive Data Group ("IDG"), consisting of WaveNet Inc. and WaveNet International Inc. (collectively "WaveNet"), is developing a line of products targeted to the interactive data marketplace consisting of mobile radio frequency data communications terminals using wireless local area networks for use in portable computing in logistics, warehousing, transportation and medical applications. The 1995 acquisitions impact the comparability of the Company's third quarter and year-to-date 1996 results with those of 1995.

  Sales have increased for both the three month and nine month periods ended September 30, 1996 as compared to the same periods in 1995 almost entirely due to the ESG as a result of the acquisition of Cardkey. TSG revenues were relatively unchanged for the three month periods and increased only slightly for the nine month periods. The IDG continues its initial product development efforts and has not had any significant sales to date. As a result, the operating losses experienced by the IDG more than offset the combined operating income of the ESG and TSG for the nine month period in 1996.

RESULTS OF OPERATIONS

  Sales for the three months and nine months ended September 30, 1996 increased $3,445,000 or 14% and $34,652,000 or 67%, respectively, from the comparable periods in 1995 primarily as a result of the acquisition of Cardkey. The three month and nine month periods ended September 30, 1995 include only $10,416,000 of Cardkey sales representing post-acquisition activity for the two months of August and September 1995. The three month and nine month periods ended September 30, 1996 include Cardkey sales for the entire periods amounting to $13,311,000 and $40,167,000, respectively. Revenues in the electronic toll and traffic management sector of the TSG markets for the three month and nine month periods in 1996 include approximately $2,600,000 and $10,850,000 from a single systems integration services contract which is currently scheduled for completion in mid-1997.

  Cost of sales for the three months and nine months ended September 30, 1996 increased $186,000 or 1% and $16,595,000 or 49% from the comparable periods in 1995. Gross profit as a percentage of sales increased from 36% for the third quarter of 1995 to 43% for the third quarter of 1996 and from 35% for the first nine months of 1995 to 42% for the first nine months of 1996. This increase was due primarily to a gross profit margin on sales of 43% for the three months and 44% for the nine months ended September 30, 1996 achieved by the recently acquired ESG businesses.

  Research and development expenses for the three months and nine months ended September 30, 1996 decreased $535,000 or 19% and increased $1,061,000 or 17% from the comparable periods in 1995. Both periods in 1995 included a one-time charge of $882,000 for purchased in-process research and development as a result
of the Cardkey acquisition.   Exclusive of the one-time charge for purchased in-
process research and development, Cardkey expenditures increased from $285,000 for the third quarter in

1995 to $450,000 in 1996 and from $285,000 for the first nine months of 1995 to $1,269,000 in 1996. Expenditures for WaveNet decreased from $261,000 for the third quarter of 1995 to $237,000 in 1996 and increased from $430,000 for the first nine months of 1995 to $1,041,000 in 1996. The nine month increase is primarily a result of increased product development activities and a greater percentage of ownership in WaveNet by the Company.

  Marketing, general and administrative expenses for the three months and nine months ended September 30, 1996 increased $3,626,000 or 55% and $16,016,000 or 112% from the comparable periods in 1995. The increases are primarily attributable to increased Cardkey expenditures since the August 1, 1995 acquisition. Cardkey expenses increased from $3,145,000 for the two months included in the three month period in 1995 to $5,086,000 in 1996 and from $3,145,000 for the two months included in the nine month period in 1995 to $14,939,000 in 1996. In addition, the Company's pro rata share of the losses attributable to its European joint venture, Alcatel Amtech S.A., increased from $185,000 for the third quarter of 1995 to $449,000 in 1996 and from $385,000 for the first nine months of 1995 to $1,301,000 in 1996 primarily due to a decline in sales. Also contributing to the increase for the nine month period was an expense of $446,000 recognized by the Company in the second quarter of 1996 relating to stock options granted in December 1995 to certain of the Company's outside directors under a plan that was approved by the shareholders on April 25, 1996. The amount of expense was determined based on the excess of the fair market value of the Company's common stock on the date of plan approval over the exercise price of the options which was fair market value of the Company's common stock on the date of the grant.

  As a result of the foregoing, the Company experienced operating losses of $508,000 and $1,775,000 for the three months and nine months ended September 30, 1996 as compared to operating losses of $676,000 and $2,755,000 for the comparable periods in 1995.

  Investment income for the three months and nine months ended September 30, 1996 increased from $276,000 to $344,000 and from $628,000 to $2,710,000, respectively. The increase for the nine month period is primarily attributable to gains realized from the sale of corporate equity securities of approximately $2,150,000 partially offset by the effect of a reduction in invested cash and marketable securities resulting from the Company's 1995 business acquisitions.

  The income tax benefit of $150,000 and income tax provision of $446,000 for the three months and nine months ended September 30, 1996 approximates 70% and 62% of income before income taxes, respectively. These rates are different from the U.S. statutory rate of 34%, primarily due to the effect of unbenefitted foreign losses in multiple jurisdictions. The effective rate for 1996 will change based upon the amounts of pre-tax income or loss in these foreign jurisdictions.

  As a result of the foregoing, the Company experienced a net loss of $63,000 and net income of $270,000 for the three months and nine months ended September 30, 1996 as compared to net losses of $422,000 and $1,959,000 for the same periods in 1995. For calendar year 1996, the Company is targeting sales of $116
- 120 million with net results ranging from net income of $0.03 per share to a net loss of $0.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1996 the Company's principal source of liquidity is its net working capital position of $44,565,000. For the nine months ended September 30, 1996 the Company used cash of $3,572,000 for operating activities largely due to increased inventory levels. A component of the inventory increase is attributable to the purchase of raw materials for products to be manufactured for WaveNet for which initial shipments are expected in the fourth quarter of 1996. The Company expects to invest up to an additional $1,000,000 in 1996 for property and equipment.

  The Company believes that its existing net working capital position will be sufficient to meet the capital requirements for the current businesses for at least the next two years. Additional acquisitions, if any, would be financed by the most attractive alternative which could be the utilization of cash reserves, the incurrence of bank or other debt, or the issuance of debt or equity securities.

"SAFE HARBOR" STATEMENT

  The following is a 'safe harbor' statement under the Private Securities Litigation Reform Act of 1995:

  The last sentence under "RESULTS OF OPERATIONS" is a forward-looking statement that is based on management assumptions and involves risks and uncertainties, including but not limited to, the following: the IDG's ability to develop successfully, timely release to manufacturing, and establish market channels for, its product line, and its customers' acceptance of such products; the TSG's and ESG's ability to increase the sales of their manufactured products; the availability of components from suppliers; the regulatory and trade environment; general domestic and international economic conditions; the impact of competitive products and pricing; the Company's ability to attract and retain key employees; and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecast in the forward-looking statements.


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

            DESCRIPTION OF EXHIBITS
            -----------------------

            27.1* Financial Data Schedule.

  (B) No reports of the registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended September 30, 1996.

----------------
*  Filed herewith.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMTECH CORPORATION
                                   (Registrant)



Date:  November 13, 1996         By:           /s/Steve M. York
                                      --------------------------------------
                                      Steve M. York
                                      Senior Vice President, Chief Financial
                                      Officer, and Treasurer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)