Form 10-K405
period 1996-12-31
AMTECH CORP
filed 1997-03-24
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ....... to .......

                        Commission File Number: 0-17995

                              AMTECH CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

              Texas                                          75-2216818
     (State of Incorporation)                             (I.R.S. Employer
                                                       Identification Number)
                              17304 Preston Road
                                Building E-100
                             Dallas, Texas  75252
                   (Address of Principal Executive Offices)
                                (972) 733-6600
             (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, there were 14,802,663 shares of Amtech Corporation $0.01 par value Common Stock issued and 14,722,663 shares outstanding, 14,365,597 of which having an aggregate market value of $89,784,981 were held by non-affiliates. For purposes of the above statement, all directors and executive officers of the Registrant are presumed to be affiliates.

Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K, and portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Company designs, manufactures, markets, installs and supports a wide array of wireless data and security technology products and solutions for a variety of industries. Today, the Company is a leading global supplier of wireless data technologies and solutions for the intelligent transportation, electronic security and logistics markets. The Company is organized into the three market-oriented groups described below, each with a core competency in a radio frequency technology: Electronic Security Group (ESG), encompassing the Cotag International and Cardkey Systems product and service lines; Transportation Systems Group (TSG), comprised of Amtech Systems Corporation and Amtech World Corporation; and Interactive Data Group (IDG), comprised of WaveNet, Inc. and WaveNet International, Inc. The Company designs, manufactures, markets, installs and supports systems that make high-value assets and scarce resources more productive and secure. These systems make extensive use of the Company's proprietary wireless data and security technologies. The Company also continues to explore new markets and business opportunities based on these core competencies.

     The Company was incorporated in Texas in 1988. The Company's executive offices are located at 17304 Preston Road, Building E-100, Dallas, Texas 75252 (telephone (972) 733-6600). The Company is scheduled to relocate all Dallas based employees in the fourth quarter of 1997 to 19111 Dallas Parkway, Dallas, Texas 75287-3106. The Company has eight directly wholly-owned operating subsidiaries: Amtech Systems Corporation; Amtech World Corporation; AMGT Corporation; Amtech International, S.A.; Amtech SARL, S.A.; Cardkey Systems, Inc.; Amtech Europe Limited; and Cardkey Systems Pacific Pty. Limited. At December 31, 1996, the Company's affiliate WaveNet, Inc. was 90% owned by the Company (assuming the conversion of WaveNet convertible debt securities held by the Company).

MARKET GROUPS

     Electronic Security Group ("ESG")

     The Company's ESG, whose principal offices are located in Cambridge and Reading, England, and in Simi Valley, California, designs, manufactures, markets, installs and supports its electronic security equipment and full-service solutions for electronic security needs to corporate and government markets throughout the world. The ESG's products and services are marketed under the "Cotag(R)" and "Cardkey(R)" brand names directly to end users and through resellers. Primary target markets are electronic access control; other facilities management applications such as video badging, attendance management and alarm monitoring; and healthcare security. In 1996, the ESG accounted for approximately 54 percent of the Company's sales.

     Cardkey, whose name has been synonymous with access control for nearly 50 years, is a leading supplier of electronic access control and integrated security management solutions, which it sells through a global network of direct sales offices and resellers. Cardkey has supplied products and systems to thousands of corporate and national and state government customers. Representative customers include the Coca-Cola Company, CNN, a subsidiary of Turner Broadcasting System, Inc.

(TBS), Sony Corporation, Schering - Plough, Tennessee Valley Authority, and Toyota Motor Corporation.

     Cotag specializes in advanced hands-free proximity cards, tags and readers and has developed systems using these products for electronic access control and security management, which it sells through a global network of resellers and installers. Cotag's applications of low frequency radio frequency identification ("RFID") technology have made it a leader in hands-free proximity devices. Representative users of Cotag's products include Barclays Bank; Beijing International Airport; Brussels National Airport; Compaq Computers; EDS; Nortel (Northern Telecom, Inc.); and, Tennessee Valley Authority.

     The ESG's radio frequency proximity electronic security technologies compete against a variety of "traditional" modes of security access control, such as magnetic stripe cards and Wiegand cards. There are a variety of suppliers of these traditional types of security access control equipment in this very competitive market. Within the proximity segment of the security access control market, there are relatively few suppliers. No particular supplier of proximity security equipment is dominant in the market, although certain of the ESG's competitors are part of corporations significantly larger than the Company. The market for the ESG's full-service solutions for electronic security needs is served by a variety of suppliers--and hence is extremely competitive--although the ESG is one of the larger suppliers in this specific arena. The Company believes that the principal competitive factors in the ESG's market are brand name identification, product performance, quality, price, and customer service.

     The ESG employs nearly 500 people. Some ESG products (including hands free cards and readers) are manufactured at the Company's manufacturing facility located in Cambridge, England, which is registered by the British Standards Institute to the International Standards Organization ("ISO") 9002 standard for quality management systems. The Company's ISO 9001 quality certified manufacturing facility located in Albuquerque, New Mexico also supplies subassemblies for ESG products. Other system components (including certain non-hands free cards and readers) are manufactured and supplied by third parties in the United States and Europe. The ESG's full-service solutions for electronic security needs also meet Underwriters Laboratories' standards 1076 and 294.

     Transportation Systems Group ("TSG")

     The Company's TSG, whose principal offices are located in Dallas, Texas, and Albuquerque, New Mexico, designs, manufactures, markets, installs and supports wireless equipment and systems that permit the remote identification of, and communications with, objects through the use of high frequency radio frequency signals rather than bar codes, magnetic cards, or other means. When an object with an attached tag passes through an area covered by a reader, data is electronically retrieved from or written to the tag through the Company's patented implementation of a technique referred to as "modulated backscatter." These products, which are marketed under the "Amtech(R)" brand name, directly and through resellers, are targeted primarily to the rail, electronic toll collection and traffic management ("ETTM"), intermodal, airport, parking and access control, and motor freight markets. In 1996, the TSG accounted for 44 percent of the Company's sales.

     The TSG's technology is compatible with a variety of national and international standards, as follows: (i) the standard for automatic equipment identification ("AEI") adopted by the Association of American Railroads ("AAR"), which requires that all railcars, locomotives, and other rail equipment operating in interchange service in North America (approximately 1,500,000 units of equipment) be equipped with two AEI tags; (ii) the standard for AEI adopted by the Union Internationale des Chemins de fer ("UIC"), which selected the TSG's high-speed read/write DYNICOM(TM) RFID technology as a standard for the UIC's 32 member railroads in greater Europe that choose to implement AEI for international vehicles; (iii) the international standard for automatic identification of intermodal containers adopted by the ISO; (iv) the national standard for automatic identification of intermodal containers adopted by the American National Standards Institute ("ANSI"); and (v) the standard adopted by the American Trucking Associations ("ATA") for automatic identification of tractors, trailers and related motor carrier equipment. Except for the mandatory AEI standard adopted by the AAR, compliance with the standards outlined above is voluntary. Taken together, however, the TSG believes these standards create a disincentive for participants in these markets to make significant investments in systems that are not compatible with the standards.

     The TSG has committed to the AAR, ISO, ANSI, and the UIC that, if requested, it will license certain technology underlying the standard on reasonable commercial terms to qualified companies. Pursuant to the commitment to the ISO, the Company has granted a non-exclusive license to certain of the TSG's technologies for intermodal container identification applications to Savi Technology, Inc. Also, pursuant to its commitment to the UIC, the Company has granted non-exclusive licenses to ABB Signal AB and Thomson CSF, S.A. to certain of the TSG's DYNICOM technologies for European railroad applications. The Company has also granted Alcatel Schweiz, AG and GEC Alsthom Transport, S.A., affiliates of Alcatel AVI, S.A., the Company's former European joint venture partner, an option to acquire non-exclusive licenses to certain of the TSG's technologies for intermodal container identification applications and to the TSG's DYNICOM technologies for European railroad applications.

     The ETTM, motor freight, airport, and parking and access control markets are extremely competitive. The fragmented nature of these markets, the absence of industry-wide standards, and the variety of competing systems have resulted in intense competition. During 1996, the Company's single largest customer was the MTA Bridges and Tunnels, a New York state public agency, for which the TSG is installing an electronic toll collection system. See "CUSTOMERS" below. In January 1997, the TSG signed a multi-year $38.6 million contract with the Florida Department of Transportation to install a state wide electronic toll collection system. The TSG has not encountered any material competition from competing AEI manufacturers in offering its AEI systems to the rail and intermodal markets, since the TSG's AEI equipment and systems are the only products that, to the TSG's knowledge, comply with the AEI industry standards referenced above. Significant competition in providing AEI systems to the rail and intermodal markets may be encountered in the future to the extent that licenses are granted to competing vendors pursuant to the license offers noted above. The Company believes that the principal competitive factors in the TSG's market are product performance, quality, price, brand-name identification, and customer service.

     The TSG employs approximately 320 people. The TSG's products are manufactured at the Company's 75,000 square-foot manufacturing facility located in Albuquerque, New Mexico. The TSG, including its manufacturing process, is quality-certified by the AAR to its Quality Standard M-1003 and by the ISO to its 9001 Quality Standard certification for the field of electronics.

     Interactive Data  Group ("IDG")

     The Company's IDG is comprised of WaveNet, Inc., headquartered in Atlanta, Georgia and WaveNet International, Inc., headquartered in Mississauga, Ontario, Canada ("WaveNet"), both of which are start-up enterprises. As of December 31, 1996, the Company has invested approximately $5,650,000 of convertible debt and equity financing in WaveNet and owned 90% of the WaveNet equity (assuming the conversion of the WaveNet convertible debt securities held by the Company). The IDG currently employs approximately 40 people.

     The IDG designs, manufactures, markets, and supports advanced wireless radio frequency data collection ("RFDC") products and systems that allow wireless information exchange between mobile computer users and host computer applications via radio frequency channels. These products combine the capability of wireless networking with products designed to collect, transmit and receive data, including the capability to read RFID tags manufactured by the TSG. The IDG's products can be used by businesses to create databases on a real-time basis for more effective asset management.

     In 1996, the IDG received its first significant orders for the WaveNet product line, including orders from Kellogg, Alvey, Select Beverage, Hyundai Motor Company, Hyundai Merchant Marine Company, Ssang Yong Motor Company, and Korea Express. The IDG expects to market its products directly and through a variety of distribution channels, and its products will be manufactured at the Company's ISO 9001 quality-certified Albuquerque, New Mexico facility. The initial targeted markets for the IDG's products include warehousing and distribution, manufacturing, and transportation terminal management. Later target markets are expected to include medical and retail. These markets for the IDG's products are dominated by six well-established competitors. The Company believes that the principal competitive factors in the IDG's markets are product performance, quality, price, and customer service.

RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS

     Research and development expenses for the Company amounted to $10,314,000, $9,334,000, and $6,222,000 in 1996, 1995, and 1994, respectively.

     The Company owns numerous patents and has filed patent applications in the United States and a number of foreign countries covering features of the Company's tags and reader systems and specific products marketed by the TSG, ESG, and the IDG, as well as certain market applications for such products. Although management believes that its patents provide some competitive advantage, the Company believes that its success is primarily dependent on the skills, technical competence and marketing abilities of the Company's personnel. In addition, "AMTECH," "CARDKEY," "COTAG," "TOLLTAG," "DYNICOM" and other marks are registered trademarks of the Company in the United States and various foreign countries. The Company also licenses certain cryptographic technologies from a third party.

CUSTOMERS

     During the years ended December 31, 1996, and 1995, the MTA Bridges and Tunnels, a New York state public agency, accounted for 11% and 21% of the Company's sales, respectively. During the year ended December 31, 1994, Science Applications International Corporation ("SAIC") and CCTC International, Inc. ("CCTC"), distributors of the TSG's products, accounted for 21% and 13% of the Company's sales, respectively. During these periods, no other customer accounted for 10% or more of sales.

SALES BACKLOG

     The Company's backlog, calculated as the aggregate of sales prices of orders received from customers less revenue recognized, was approximately $44,000,000 at February 28, 1997, as compared with approximately $36,000,000 at February 29, 1996. Approximately 69% of the February 28, 1997, backlog is anticipated to be realized as revenue in 1997.

GEOGRAPHIC INFORMATION AND EXPORT SALES

     The following table presents information about the Company's operations in different geographic areas for the indicated years (in thousands):

                                            Year Ended December 31, 1996
                                            ----------------------------
                                                     Canada
                             U. S.      Europe     and Other   Eliminations   Total
                             -----      ------     ---------   ------------   -----
Sales:
Unaffiliated customers     $ 85,923    $ 28,743    $  1,842    $    ----    $ 116,508
Inter-area transfers          2,476       2,220         173       (4,869)        ----
                           --------    --------    --------    ---------    ---------
                           $ 88,399    $ 30,963    $  2,015    $  (4,869)   $ 116,508
                           ========    ========    ========    =========    =========
Operating loss             $ (1,008)   $   (927)   $ (1,213)   $    ----    $  (3,148)
                           ========    ========    ========    =========    =========
Identifiable assets        $ 73,624    $ 15,233    $  2,184    $    ----    $  91,041
                           ========    ========    ========    =========    =========
                                            Year Ended December 31, 1995
                                            ----------------------------
                                                     Canada
                             U. S.      Europe     and Other   Eliminations    Total
                             -----      ------     ---------   ------------    -----
Sales:
Unaffiliated customers     $ 64,916    $ 14,763    $    392    $  ----      $  80,071
Inter-area transfers            586         230         208     (1,024)          ----
                           --------    --------    --------    -------      ---------
                           $ 65,502    $ 14,993    $    600    $(1,024)     $  80,071
                           ========    ========    ========    =======      =========
Operating loss             $ (2,488)   $ (2,182)   $ (1,372)   $  ----      $  (6,042)
                           ========    ========    ========    =======      =========
Identifiable assets        $ 78,863    $ 12,803    $  1,713    $  ----      $  93,379
                           ========    ========    ========    =======      =========

     Sales and transfers between geographic areas were generally priced to recover cost plus an appropriate mark-up for profit. These inter-areas transfers were eliminated from consolidated sales.

     United States export sales summarized by geographic area, are as follows:

                                            Year ended December 31,
                                            -----------------------
                                         1996        1995         1994
                                     -----------  -----------  -----------
The Americas (excluding the U.S.)    $ 7,998,000  $ 6,593,000  $ 8,805,000
Far East                               5,434,000    3,938,000    1,577,000
Europe                                 1,340,000    2,867,000    1,557,000
                                     -----------  -----------  -----------
                                     $14,772,000  $13,398,000  $11,939,000
                                     ===========  ===========  ===========

     Because a substantial portion of the Company's sales of products are made internationally, international trade has become increasingly important to the Company's overall business. International trade is subject to numerous risks, including labor strikes, shipping delays, political or economic instability, military action, and export and import regulations and embargoes. Currency risk could be an additional risk of international trade, although to-date, it has not had a material impact on the Company's operations.

GOVERNMENT REGULATION

     The Federal Communications Commission ("FCC") regulates the radio frequency emissions of electronic devices in the United States. The FCC generally requires that certain of the Company's products be issued a grant of equipment authorization before the products may be marketed for use in the United States (i.e., imported, sold, leased, or advertised for sale or lease). To date, the
 ----
TSG's and ESG's products have been demonstrated to operate within the FCC's regulatory standards. The IDG has obtained FCC equipment authorization for its core product offering. Furthermore, the FCC requires that a license be obtained for each site at which certain of the TSG's and IDG's products are to be installed or used. Neither the TSG, the ESG, nor to the Company's knowledge, their customers, have experienced any material difficulty in operating their products in compliance with relevant FCC regulations or in obtaining the necessary site licenses.

     Many foreign jurisdictions also require "type approval" by radio regulatory agencies prior to the sale or shipment of radio frequency transmitting products, as well as an operating license for each site. Type approvals have been obtained for the TSG's and the ESG's products in many of the major industrial nations in the world, and the Company believes that these products can be readily adapted to applicable regulations in most, if not all, other countries. The IDG has begun the process of seeking the required international radio regulatory type approvals for its products and has obtained initial approvals in Europe.

     The Company's products are required to operate within national and international established standards for electrical safety and radio frequency non-ionizing radiation emissions promulgated by, among others, the European Union, the FCC, the Occupational Safety and Health Administration, and the International Electrotechnical Commission. In addition, there are other applicable safety standards such as those of the Underwriters Laboratories and the Canadian Standards Association.

     Sale of the Company's products in foreign jurisdictions may require the approval of domestic and foreign regulatory agencies, which may impede or preclude the Company's efforts to penetrate such markets. The Company cannot predict the extent or impact of future legislation or regulation by federal, state or local authorities in the United States or foreign countries.

BUSINESS CONSIDERATIONS

     The following management assumptions, risks and uncertainties, among others, should be considered in evaluating the Company's business operations:

          (1) the ability of the IDG to establish effective sales channels for its WaveNet networking system; to obtain radio regulatory approval for a key new product; and, as a start-up, to capture a meaningful market share in light of the well-established competition, by using its strategy of differentiated product features;

          (2) the ability of the TSG to increase the sales of its manufactured products; to win an acceptable share of public agency procurements for large-scale toll collection systems; and to introduce successfully its newly-developed financial clearinghouse for parking garage and other RFID payment transactions;

          (3) the ability of the ESG to sustain current gross margin levels by maintaining its current sales ratio of ESG-manufactured products to third-party manufactured products and services;

          (4) the impact of decisions taken by applicable standards-setting bodies;

          (5)  the availability of components from suppliers;

          (6) the impact of developments in the regulatory and trade environment or in general domestic and international economic conditions;

          (7) the impact of competition from competitive products or services;

          (8)  the Company's ability to attract and retain key employees;
     and

          (9) other risks detailed in this Form 10-K or from time-to-time in the Company's SEC public filings or press releases.

ITEM 2.   PROPERTIES

     The TSG leases approximately 56,000 square feet of space for the Company's and the TSG's corporate offices in Dallas, Texas, under a lease that expires in November 1997. Beginning November 1997 the Company will occupy approximately 60,000 square feet of space at a new location in Dallas, Texas, under a ten year lease. This facility will be used as the Company's and the TSG's corporate offices and as branch offices for the IDG and ESG. The TSG also owns an approximately 75,000 square foot manufacturing, product engineering, and research and development facility located on an 8.33 acre site in Albuquerque, New Mexico. The ESG has two facilities used for manufacturing and corporate offices in Cambridge, England of approximately 15,800 and 11,800 square feet under, respectively, a short-term lease expiring March 1998 (with various options to renew) and a 125 year ground lease that commenced in September 1979, and a 23,200 square foot facility and a 13,400 square foot facility used for corporate offices in Reading, England under 25 year ground leases that commenced in 1979. The ESG also leases an approximately 45,000 square foot corporate office and product assembly facility in Simi Valley, California under a five year lease that commenced in October 1995. The IDG leases an approximately 9,500 square foot facility in Mississauga, Ontario, Canada as its engineering and research and development offices under a five year lease that commenced in 1994. In addition, the Company leases a variety of smaller office spaces in various locations throughout the U.S., Europe, and Australia.

ITEM 3.   LEGAL PROCEEDINGS

     WaveNet International, Inc. and certain of its employees are the subject of a Canadian $11,000,000 (approximately U.S. $8,000,000) suit brought in October 1994 by Teklogix, Inc., their former employer and a competitor in the IDG's markets. The suit, which is pending in the Ontario (Canada) Court of Justice, General Division, alleges improper use of Teklogix confidential information in WaveNet International's products, theft of technology, misappropriation of business opportunities and similar improprieties. In addition to the damages requested, Teklogix seeks to enjoin the defendants from soliciting customers of Teklogix, from disclosing confidential information of Teklogix, and from making or selling any products that use intellectual property of Teklogix. Teklogix also seeks a declaration that it owns any WaveNet International products that use intellectual property of Teklogix. WaveNet International, Inc. has denied any wrongdoing by it or its employees and intends to vigorously defend the litigation.

     While the final outcome of this matter cannot be predicted with certainty, the Company believes that the final resolution of the matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from the Company's 1996 Annual Report to Shareholders, page 17 under the caption "Common Stock Information."

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference from the Company's 1996 Annual Report to Shareholders, page 14 under the caption "Five-Year Financial Summary."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference from the Company's 1996 Annual Report to Shareholders, pages 15-17 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference from the Company's 1996 Annual Report to Shareholders, pages 18-29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the section "MANAGEMENT -- Directors and Executive Officers" in the Company's 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the section "MANAGEMENT -- Compensation of Executive Officers and Directors" in the Company's 1997 Proxy Statement. Information in the section and subsection titled "REPORT OF BOARD OF DIRECTORS ON ANNUAL COMPENSATION" and "Performance Graph" is not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Section "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Company's 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the section "MANAGEMENT -- Compensation of Executive Officers and Directors - Business Relationships and Transactions with Management and Related Parties" in the Company's 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     Index to Consolidated Financial Statements
     ------------------------------------------

     The following consolidated financial statements of Amtech Corporation, included in the Company's 1996 Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

                                                                Page in 1996
                                                              Annual Report to
                                                                Shareholders
                                                              -----------------
     Report of Ernst & Young LLP, Independent Auditors                18

     Consolidated Statements of Operations
     for each of the three years in the
     period ended December 31, 1996                                   19

     Consolidated Balance Sheets at
     December 31, 1996 and 1995                                       20

     Consolidated Statements of Cash Flows
     for each of the three years in the
     period ended December 31, 1996                                   21

     Consolidated Statements of Stockholders'
     Equity for each of the three years in the
     period ended December 31, 1996                                   22

     Notes to Consolidated Financial Statements                      23-29

     (a)(2) Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

     (a)(3)        Exhibits.

Exhibit No.                        Description
-----------                        -----------
   2.1    --   Purchase Agreement among Amtech Corporation, Assa Abloy, AB, etal. Filed under exhibit number 2.1 to the Company's Quarterly
               ----
               Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.
   2.2    --   List of exhibits to Purchase Agreement among Amtech Corporation,
               Assa Abloy, AB, etal. The Registrant agrees to furnish
                               ----
               supplementally to the Commission upon request a copy of any of these exhibits.
   2.3    --   Amendment to Purchase Agreement listed in Exhibit 2.1. Filed under exhibit number 2.2 to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.
   2.4    --   Promissory Note of Viking Acquisition Company, in the original principal amount of $6,000,000, dated August 1, 1995, payable to
               Cardkey Systems, Inc. Filed under exhibit number 2.3 to the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.
   2.5    --   Guaranty of Amtech Corporation, dated August 1, 1995. Filed under exhibit number 2.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.
   3.1    --   Articles of Incorporation of the Company, together with all amendments thereto. Filed under exhibit number 3.1 in the
               Company's Registration Statement on Form S-1 (Commission No. 33-
               46398) and incorporated herein by reference.
   3.2*   --   Restated Bylaws of the Company, dated February 25, 1997.
   4.1    --   Specimen Certificate for Common Stock of the Company. Filed under exhibit number 4.1 in the Company's Registration Statement on
               Form S-1 (Commission No. 33-31209) and incorporated herein by reference.
   10.1   --   1988 Stock Option Plan of the Company. Filed under exhibit number
               10.44 in the Company's Registration Statement on Form S-1
               (Commission No. 33-31209) and incorporated herein by reference.
   10.2   --   1989 Stock Option Plan of the Company. Filed under exhibit number
               10.45 in the Company's Registration Statement on Form S-1
               (Commission No. 33-31209) and incorporated herein by reference.
   10.3   --   1990 Stock Option Plan of the Company. Filed under Appendix A in the Company's Proxy Statement for the Annual Meeting of
               Shareholders on May 24, 1990, and incorporated herein by
               reference.
   10.4   --   Amended and Restated 1992 Stock Option Plan of the Company. Filed
               under exhibit number 10.1 to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.
   10.5*  --   401(k) Retirement Plan of the Company and related Adoption
               Agreement.
   10.6   --   Amended and Restated 1995 Long-Term Incentive Plan of the
               Company. Filed under exhibit number 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1996, and incorporated herein by reference.

   10.7   --   1996 Directors' Stock Option Plan of the Company. Filed under
               Annex I in the Company's Proxy Statement for the Annual Meeting
               of Shareholders held April 25, 1996, and incorporated herein by reference.
   10.8   --   1996 Employee Stock Purchase Plan of the Company. Filed under
               Annex II in the Company's Proxy Statement for the Annual Meeting
               of Shareholders held April 25, 1996, and incorporated herein by reference.
   10.9   --   1996 Executive Management Cash Bonus Plan of the Company. Filed
               under exhibit number 10.4 to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.
   10.10  --   Director Retainer Plan. Filed under exhibit number 10.2 in the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993, and incorporated herein by reference.
   10.11  --   Amended Employment Agreement, dated January 1, 1991, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.10 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.
   10.12  --   Amendment to Employment Agreement, dated January 10, 1992, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.11 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.
   10.13  --   Second Amendment to Employment Agreement, effective November 10,
               1992, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.13 in the Company's Annual Report on Form
               10-K for the year ended December 31, 1992, and incorporated herein by reference.
   10.14  --   Third Amendment to Employment Agreement, dated October 19, 1994, by and between Amtech Corporation and G. Russell Mortenson. Filed under exhibit number 10.27 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1994, and incorporated herein by reference.
   10.15  --   Fourth Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Corporation and G. Russell Mortenson.
               Filed under exhibit number 10.18 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and
               incorporated herein by reference.
   10.16  --   Fifth Amendment to Employment Agreement, effective January 1,
               1996, by and between Amtech Corporation and G. Russell Mortenson.
   10.17* --   Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and G. Russell Mortenson.
   10.18  --   Employment Agreement, dated August 1, 1990, by and between Amtech
               Systems Corporation and Jeremy A. Landt. Filed under exhibit number 10.12 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.
   10.19  --   Amendment to Employment Agreement, dated November 10, 1992, by and between Amtech Systems Corporation and Jeremy A. Landt. Filed
               under exhibit number 10.22 in the Company's Annual Report on Form
               10-K for the year ended December 31, 1992, and incorporated herein by reference.
   10.20  --   Second Amendment to Employment Agreement, effective October 19,
               1994, by and between Amtech Systems Corporation and Jeremy A.
               Landt. Filed

               under exhibit number 10.21 in the Company's Annual Report
               on Form 10-K for the year ended December 31, 1994, and
               incorporated herein by reference.
   10.21  --   Third Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Systems Corporation and Jeremy A.
               Landt. Filed under exhibit number 10.22 in the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
   10.22* --   Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Jeremy A. Landt.
   10.23  --   Employment Agreement, dated August 6, 1991, by and between Amtech
               Corporation and Steve M. York. Filed under exhibit number 10.13 in the Company's Annual Report on Form 10-K for the year ended
               December 31, 1991, and incorporated herein by reference.
   10.24  --   Amendment No. 1 to Employment Agreement, effective May 7, 1993, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.24 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
   10.25  --   Second Amendment to Employment Agreement, dated October 19, 1994, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.28 in the Company's Quarterly Report on Form
               10-Q for the quarterly period ended September 30, 1994, and incorporated herein by reference.
   10.26  --   Third Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.26 in the Company's Annual Report on Form
               10-K for the year ended December 31, 1994, and incorporated herein by reference.
   10.27  --   Fourth Amendment to Employment Agreement, effective August 1,
               1995, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.2 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.
   10.28* --   Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Steve M. York.
   10.29  --   Employment Agreement, effective January 25, 1995, by and between
               Amtech Europe Limited (formerly Cotag International Limited) and
               Stuart M. Evans. Filed under exhibit number 10.3 in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1995, and incorporated herein by reference.
   10.30  --   First Amendment to Employment Agreement, effective August 1,
               1995, by and between Amtech Europe Limited and Stuart M. Evans.
               Filed under exhibit number 10.4 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.
   10.31* --   Second Amendment to Employment Agreement, effective November 4,
               1996, by and between Amtech Europe Limited and Stuart M. Evans.
   10.32* --   Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Stuart M. Evans.
   10.33  --   Employment Agreement, effective August 1, 1995, by and between
               Cardkey Systems, Inc. and Michael H. Wolpert.

   10.34* --   Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Michael H. Wolpert.
   10.35* --   Lease Agreement, dated November 14, 1996, between Amtech
               Corporation and Rosemeade Office Development, L.P.
   13.1*  --   Portions of the 1996 Annual Report to Shareholders that are incorporated by reference into Parts II and IV of this Form
               10-K.
   21.1*  --   Subsidiaries of the Company.
   23.1*  --   Consent of Independent Auditors.
   24.1   --   Power of attorney (included on page 17 of this Annual Report on
               Form 10-K).
   27.1*  --   Financial Data Schedule

* Filed herewith

          (b)    Reports on Form 8-K

          No reports of the registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended December 31, 1996.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DALLAS, STATE OF TEXAS, ON MARCH 20, 1997.



                                    AMTECH CORPORATION

                                    By:  /s/ Steve M. York
                                       --------------------------------------
                                             Steve M. York
                                    Senior Vice President, Chief Financial
                                             Officer and Treasurer

                               POWER OF ATTORNEY

     We, the undersigned, directors and officers of Amtech Corporation (the "Company"), do hereby severally constitute and appoint G. Russell Mortenson and Steve M. York and each or either of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                               TITLE                         DATE
---------                               -----                         ----
/s/ G. Russell Mortenson    President, Chief Executive            March 20, 1997
--------------------------  Officer, and Director
(G.Russell Mortenson)       (Principal Executive Officer)


/s/ Steve M. York           Senior Vice President, Chief          March 20, 1997
--------------------------  Financial Officer, and Treasurer
 (Steve M. York)            (Principal Financial and Accounting
                            Officer)

/s/ David P. Cook           Director                              March 20, 1997
--------------------------
 (David P. Cook)

/s/ Stuart M. Evans         Director                              March 20, 1997
--------------------------
 (Stuart M. Evans)

/s/ Gary J. Fernandes       Director                              March 20, 1997
--------------------------
 (Gary J. Fernandes)

/s/ Elmer W. Johnson        Director                              March 20, 1997
--------------------------
 (Elmer W. Johnson)

/s/ Dr. Jeremy A. Landt     Director                              March 20, 1997
--------------------------
 (Dr. Jeremy A. Landt)

/s/ James S. Marston        Director                              March 20, 1997
--------------------------
 (James S. Marston)

/s/ Antonio R. Sanchez, Jr. Director                              March 20, 1997
---------------------------
 (Antonio R. Sanchez, Jr.)

                                 EXHIBIT INDEX



Exhibit No.                   Description
-----------                   -----------


 2.1     --    Purchase Agreement among Amtech Corporation, Assa Abloy, AB,

               etal.  Filed under exhibit number 2.1 to the Company's Quarterly
               ----
               Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.
 2.2     --    List of exhibits to Purchase Agreement among Amtech Corporation,
               Assa Abloy, AB, etal.  The Registrant agrees to furnish
                               ----
               supplementally to the Commission upon request a copy of any of these exhibits.
 2.3     --    Amendment to Purchase Agreement listed in Exhibit 2.1.  Filed under exhibit number 2.2 to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.
 2.4     --    Promissory Note of Viking Acquisition Company, in the original principal amount of $6,000,000, dated August 1, 1995, payable to
               Cardkey Systems, Inc.  Filed under exhibit number 2.3 to the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.
 2.5     --    Guaranty of Amtech Corporation, dated August 1, 1995.  Filed under exhibit number 2.4 to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended June 30, 1995, and incorporated herein by reference.
 3.1     --    Articles of Incorporation of the Company, together with all amendments thereto.  Filed under exhibit number 3.1 in the
               Company's Registration Statement on Form S-1 (Commission No. 33-
               46398) and incorporated herein by reference.
 3.2*    --    Restated Bylaws of the Company, dated February 25, 1997.
 4.1     --    Specimen Certificate for Common Stock of the Company. Filed under exhibit number 4.1 in the Company's Registration Statement on
               Form S-1 (Commission No. 33-31209) and incorporated herein by reference.
10.1     --    1988 Stock Option Plan of the Company. Filed under exhibit number
               10.44 in the Company's Registration Statement on Form S-1
               (Commission No. 33-31209) and incorporated herein by reference.
10.2     --    1989 Stock Option Plan of the Company. Filed under exhibit number
               10.45 in the Company's Registration Statement on Form S-1
               (Commission No. 33-31209) and incorporated herein by reference.
10.3     --    1990 Stock Option Plan of the Company. Filed under Appendix A in the Company's Proxy Statement for the Annual Meeting of
               Shareholders on May 24, 1990, and incorporated herein by reference.

10.4     --    Amended and Restated 1992 Stock Option Plan of the Company.
               Filed under exhibit number 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.
10.5*    --    401(k) Retirement Plan of the Company and related Adoption
               Agreement.
10.6     --    Amended and Restated 1995 Long-Term Incentive Plan of the
               Company. Filed under exhibit number 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1996, and incorporated herein by reference.
10.7     --    1996 Directors' Stock Option Plan of the Company. Filed under
               Annex I in the Company's Proxy Statement for the Annual Meeting
               of Shareholders held April 25, 1996, and incorporated herein by reference.
10.8     --    1996 Employee Stock Purchase Plan of the Company. Filed under
               Annex II in the Company's Proxy Statement for the Annual Meeting
               of Shareholders held April 25, 1996, and incorporated herein by reference.
10.9     --    1996 Executive Management Cash Bonus Plan of the Company. Filed
               under exhibit number 10.4 to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.
10.10    --    Director Retainer Plan. Filed under exhibit number 10.2 in the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993, and incorporated herein by reference.
10.11    --    Amended Employment Agreement, dated January 1, 1991, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.10 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.
10.12    --    Amendment to Employment Agreement, dated January 10, 1992, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.11 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.
10.13    --    Second Amendment to Employment Agreement, effective November 10,
               1992, by and between the Company and G. Russell Mortenson. Filed under exhibit number 10.13 in the Company's Annual Report on Form
               10-K for the year ended December 31, 1992, and incorporated herein by reference.
10.14    --    Third Amendment to Employment Agreement, dated October 19, 1994, by and between Amtech Corporation and G. Russell Mortenson. Filed under exhibit number 10.27 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1994, and incorporated herein by reference.
10.15    --    Fourth Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Corporation and G. Russell Mortenson.
               Filed under exhibit number 10.18 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.16    --    Fifth Amendment to Employment Agreement, effective January 1,
               1996, by and between Amtech Corporation and G. Russell Mortenson.
10.17*   --    Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and G. Russell Mortenson.
10.18    --    Employment Agreement, dated August 1, 1990, by and between Amtech
               Systems Corporation and Jeremy A. Landt. Filed under exhibit number 10.12 in the Company's Annual Report on Form 10-K for the
               year ended December 31, 1991, and incorporated herein by
               reference.
10.19    --    Amendment to Employment Agreement, dated November 10, 1992, by and between Amtech Systems Corporation and Jeremy A. Landt. Filed
               under exhibit number 10.22 in the Company's Annual Report on Form
               10-K for the year ended December 31, 1992, and incorporated herein by reference.
10.20    --    Second Amendment to Employment Agreement, effective October 19,
               1994, by and between Amtech Systems Corporation and Jeremy A.
               Landt. Filed under exhibit number 10.21 in the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
10.21    --    Third Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Systems Corporation and Jeremy A.
               Landt. Filed under exhibit number 10.22 in the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
10.22*   --    Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Jeremy A. Landt.
10.23    --    Employment Agreement, dated August 6, 1991, by and between Amtech
               Corporation and Steve M. York. Filed under exhibit number 10.13 in the Company's Annual Report on Form 10-K for the year ended
               December 31, 1991, and incorporated herein by reference.
10.24    --    Amendment No. 1 to Employment Agreement, effective May 7, 1993, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.24 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
10.25    --    Second Amendment to Employment Agreement, dated October 19, 1994, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.28 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1994, and incorporated herein by reference.
10.26    --    Third Amendment to Employment Agreement, effective January 1,
               1995, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.26 in the Company's Annual Report on Form

               10-K for the year ended December 31, 1994, and incorporated herein by reference.
10.27    --    Fourth Amendment to Employment Agreement, effective August 1,
               1995, by and between Amtech Corporation and Steve M. York. Filed under exhibit number 10.2 in the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.
10.28*   --    Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Steve M. York.
10.29    --    Employment Agreement, effective January 25, 1995, by and between
               Ametch Europe Limited (formerly Cotag International Limited) and
               Stuart M. Evans. Filed under exhibit number 10.3 in the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1995, and incorporated herein by reference.
10.30    --    First Amendment to Employment Agreement, effective August 1,
               1995, by and between Amtech Europe Limited and Stuart M. Evans.
               Filed under exhibit number 10.4 in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, and incorporated herein by reference.
10.31*   --    Second Amendment to Employment Agreement effective November 4,
               1996, by and between Amtech Europe Limited and Stuart M. Evans.
10.32*   --    Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Stuart M. Evans.
10.33    --    Employment Agreement, effective August 1, 1995, by and between
               Cardkey Systems, Inc. and Michael H. Wolpert.
10.34*   --    Severance Agreement, dated November 4, 1996, between Amtech
               Corportion and Michael H. Wolpert.
10.35*   --    Lease Agreement, dated November 14, 1996, between Amtech
               Corporation and Rosemeade Office Development, L.P.
13.1*    --    Portions of the 1996 Annual Report to Shareholders that are incorporated by reference into Parts II and IV of this Form 10-K.
21.1*    --    Subsidiaries of the Company.
23.1*    --    Consent of Independent Auditors.
24.1     --    Power of attorney (included on page 17 of this Annual Report on
               Form 10-K).
27.1*    --    Financial Data Schedule


* Filed herewith