Form 10-Q
period 1997-03-31
AMTECH CORP
filed 1997-05-15
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM        TO
                                              ------    ------

                        COMMISSION FILE NUMBER: 0-17995

                               AMTECH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TEXAS                                    75-2216818
     (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER
                                                IDENTIFICATION NUMBER)

                               17304 PRESTON ROAD
                                 BUILDING E-100
                              DALLAS, TEXAS  75252
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

                               YES   X    NO
                                   -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


               CLASS                            OUTSTANDING AT APRIL 30, 1997
--------------------------------------          -----------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                   14,722,663

                                     INDEX


PART I-FINANCIAL INFORMATION                                           Page
                                                                      Number
                                                                      ------
ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets at March 31, 1997
         and December 31, 1996                                             3

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 1997 and 1996                        4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1997 and 1996                        5

         Notes to Condensed Consolidated Financial Statements              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         7


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               9
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  9

                               AMTECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                  (Unaudited)

                                                          March 31, 1997   December 31, 1996
                                                          --------------   -----------------
     ASSETS
Current assets:
  Cash and cash equivalents                                 $  2,885            $  5,296
  Short-term marketable securities                             9,007              11,852
  Accounts receivable, net of allowance for
   doubtful accounts of $976,000 in 1997 and
   $1,006,000 in 1996                                         26,423              28,030
  Inventories (Note 2)                                        13,662              13,497
  Deferred income taxes                                        2,025               2,401
  Prepaid expenses                                               742               1,256
                                                            --------            --------
    Total current assets                                      54,744              62,332

Property and equipment, at cost                               28,255              27,638
  Accumulated depreciation                                   (13,789)            (12,994)
                                                            --------            --------
                                                              14,466              14,644

Deferred income taxes                                          2,084               1,003
Intangible assets, net                                         8,026               8,214
Other assets                                                   5,243               4,848
                                                            --------            --------
                                                            $ 84,563            $ 91,041
                                                            ========            ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  5,549            $  6,815
  Note payable                                                    --               1,839
  Accrued expenses                                             9,164               8,391
  Deferred revenues                                            1,669               2,240
                                                            --------            --------
    Total current liabilities                                 16,382              19,285

Contingencies (Note 3)

Stockholders' equity:
  Preferred stock, $1 par value, 10,000,000 shares
   authorized; none issued                                        --                  --
  Common stock, $.01 par value, 30,000,000 shares
   authorized; 14,802,663 issued, 14,722,663
   outstanding in 1997 and 1996                                  148                 148
  Additional paid-in capital                                  76,135              76,510
  Treasury stock, at cost                                       (393)               (393)
  Accumulated deficit                                         (7,709)             (4,509)
                                                            --------            --------
    Total stockholders' equity                                68,181              71,756
                                                            --------            --------
                                                            $ 84,563            $ 91,041
                                                            ========            ========

                            See accompanying notes.

                               AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)

                                                                 Three Months
                                                                Ended March 31
                                                             -------------------
                                                               1997       1996
                                                              -------    -------
Sales                                                         $24,153    $28,276
Operating costs and expenses:
     Cost of sales                                             15,358     17,279
     Research and development                                   2,818      2,564
     Marketing, general and administrative                     10,289      9,607
                                                              -------    -------
                                                               28,465     29,450
                                                              -------    -------
Operating loss                                                 (4,312)    (1,174)

Investment income                                                 297      2,078

Interest expense                                                  (65)      (109)
                                                              -------    -------

Income (loss) before income taxes                              (4,080)       795

Provision (benefit) for income taxes                             (880)       442
                                                              -------    -------

Net income (loss)                                             $(3,200)   $   353
                                                              =======    =======
Earnings (loss) per share (Note 1)                            $ (0.22)   $  0.02
                                                              =======    =======
Shares used in computing earnings (loss) per share             14,723     14,740
                                                              =======    =======

                            See accompanying notes.

                               AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (Unaudited)

                                                                               Three Months
                                                                              Ended March 31
                                                                        ---------------------------
                                                                           1997             1996
                                                                         --------         --------
Cash flows from operating activities:
  Net income (loss)                                                      $(3,200)         $   353
  Adjustments to reconcile net income (loss) to net cash
   from operating activities:
     Depreciation and amortization                                         1,168            1,082
     Realized gain on sale of marketable securities                           --           (2,150)
     Deferred income taxes                                                  (705)              38
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable                          1,191           (4,203)
       Increase in inventories                                              (165)          (2,095)
       (Increase) decrease in prepaid expenses                               514             (121)
       Increase in other assets                                             (128)             (31)
       Increase (decrease) in accounts payable
        and accrued expenses                                                (493)           1,973
       Increase (decrease) in deferred revenues                             (571)             613
                                                                         -------          -------
          Net cash used by operating activities                           (2,389)          (4,541)

Cash flows from investing activities:
     Purchases of property and equipment                                    (745)            (829)
     Purchase of Cardkey Systems                                          (1,868)            (952)
     Purchases of marketable securities                                   (4,916)              --
     Sales and maturities of marketable securities                         7,761            5,204
     Increase in other assets                                               (295)             (49)
     Other                                                                   (27)            (256)
                                                                         -------          -------
      Net cash provided (used) by investing activities                       (90)           3,118

Cash flows from financing activities:
     Other                                                                    23               --
                                                                         -------          -------
      Net cash provided by financing activities                               23               --

Effect of exchange rate changes on cash and cash equivalents                  45             ( 32)
                                                                         -------          -------

Decrease in cash and cash equivalents                                     (2,411)          (1,455)

Cash and cash equivalents, beginning of period                             5,296           17,669
                                                                         -------          -------

Cash and cash equivalents, end of period                                 $ 2,885          $16,214
                                                                         =======          =======

                            See accompanying notes.

                               AMTECH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1996 Annual Report to Shareholders and Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1996 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     Earnings per share is computed based on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding.


2.   INVENTORIES

     Inventories consist of the following:

                        March 31, 1997        December 31, 1996
                        --------------        -----------------

     Raw materials         $ 7,101,000        $ 7,355,000

     Work in process         2,565,000          2,307,000

     Finished goods          3,996,000          3,835,000
                           -----------        -----------

                           $13,662,000        $13,497,000
                           ===========        ===========


3.   CONTINGENCIES

     WaveNet International Inc. and certain of its employees are the subject of a Canadian $11,000,000 (approximately U.S. $8,000,000) suit brought by Teklogix, Inc., their former employer. The suit alleges improper use of confidential information in WaveNet International, Inc.'s products, theft of technology, misappropriation of business opportunities and similar improprieties. In addition to the damages requested, Teklogix seeks to enjoin the defendants from soliciting customers of Teklogix and from making or selling any products that use intellectual property of Teklogix. Teklogix also seeks a declaration that it owns any WaveNet International, Inc. products that use intellectual property of Teklogix. WaveNet International, Inc. has denied any wrongdoing by it or its employees and intends to vigorously defend the litigation. While the final outcome of this matter cannot be predicted with certainty, the Company believes that the final resolution of this matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is organized into three market-oriented groups. The Transportation Systems Group ("TSG"), which includes Amtech Systems Corporation, Amtech World Corporation and Amtech International S.A., develops and provides high-frequency radio frequency identification (RFID) solutions to the transportation markets. These markets include electronic toll and traffic management (ETTM), rail, airport, parking and access control, intermodal, and motor freight. The Electronic Security Group ("ESG"), which focuses on products and services for electronic access control applications, includes Amtech Europe Limited and Cardkey Systems, Inc. The Interactive Data Group ("IDG"), consisting of WaveNet, Inc. and WaveNet International, Inc. (collectively, "WaveNet"), is a start-up enterprise that is developing a line of products targeted to the interactive data marketplace consisting of mobile radio frequency data communications terminals using wireless local area networks for use in portable computing, logistics, warehousing, transportation, and medical applications. The IDG faces the risks and uncertainties inherent in any start-up enterprise.

RESULTS OF OPERATIONS

     Sales for the three months ended March 31, 1997 decreased $4,123,000 or 15% from the comparable period in 1996. The first quarter 1997 sales were less than expected due to a combination of overall softness in orders for the Company's products and services, nominal revenue ramp-up of the IDG, delays in the roll-out of certain new products from the ESG, and delays in timing of revenue recognition of certain system integration contracts and European manufacturing delays in the TSG. TSG sales to a single systems integration services contract decreased from $4,580,000 in 1996 to $845,000 in 1997 as the project nears completion.

     Gross profit as a percentage of total sales decreased from 39% for the first quarter of 1996 to 36% for the first quarter of 1997, primarily due to a decrease in TSG's gross profit margin from 32% in 1996 to 24% in 1997. The TSG decrease resulted in part from a reduction in the gross profit margin currently estimated to be realized on a single systems integration services contract based on the updated estimate of costs required to complete the contract. The ESG's gross profit margin remained constant at 41% for both periods.

     Research and development expenses for the three months ended March 31, 1997 increased $254,000 or 10% from the comparable period in 1996, primarily due to an increase in new product development activities in the TSG as expenditures increased from $1,261,000 in 1996 to $1,496,000 in 1997.

     Marketing, general and administrative expenses for the three months ended March 31, 1997 increased $682,000 or 7% from the comparable period in 1996. The increase was primarily attributable to an increase in WaveNet expenditures from $123,000 in 1996 to $758,000 in 1997. The building of a sales and administrative infrastructure for WaveNet did not begin until the first quarter of 1996.

     As a result of the foregoing, the Company experienced an operating loss of $4,312,000 for the three months ended March 31, 1997 as compared to a loss of $1,174,000 for the comparable period in 1996. Each of the market-oriented groups incurred operating losses in the 1997 quarter.

     Investment income decreased to $297,000 for the three months ended March 31, 1997 from $2,078,000 for the comparable period in 1996. The decrease is primarily attributable to non-recurring gains of $2,150,000 realized in 1996 from the sale of remaining corporate equity securities in the Company's investment portfolio.

     Income taxes as a percentage of the income before taxes for the three months ended March 31, 1997 and 1996 is different from the U.S. statutory rate of 34%, primarily due to the effect of certain goodwill not being deductible for tax purposes and unbenefitted foreign losses. The Company has deferred tax assets of $4,109,000 at March 31, 1997. If it becomes apparent later this year that the Company will not be profitable from its U.S. operations during 1997, then under generally accepted accounting principles the Company may be required to record a charge to earnings to increase the valuation allowance for a portion of its deferred tax assets.

     As a result of the foregoing, the Company experienced a net loss of $3,200,000 for the three months ended March 31, 1997 as compared to net income of $353,000 for the comparable period in 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. These new requirements are not expected to materially change primary or fully diluted earnings per share for the three months ended March 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997 the Company's principal source of liquidity is its net working capital position of $38,362,000. For the three months ended March 31, 1997 the Company used cash of $2,389,000 for operating activities, which was primarily to fund operating losses, and $2,217,000 for the final note payment associated with the acquisition of Cardkey. During the quarter ended March 31, 1997 the Company pledged nearly $5,000,000 of the Company's short-term marketable securities to support a TSG performance bond for a large systems integration services contract and a letter of credit in favor of the European-based manufacturer of the TSG's DYNICOM/TM/ European rail products. The Company expects to invest up to an additional $3,700,000 in 1997 for property and equipment and will be required to invest several million dollars in 1997 for working capital to support a large systems integration services contract of the TSG. Depending on the level of funding needed to support this systems integration services contract and the Company's operating results, the Company may need to obtain a working capital line of credit. Additional acquisitions, if any, would be financed by the most attractive alternative available which could be the issuance of debt or equity securities.


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The information set forth under Part I, Notes to Condensed Consolidated Financial Statements, Note 3 is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on April 24, 1997. At this meeting, the shareholders elected as directors of the Company, David P. Cook, Stuart M. Evans, Gary J. Fernandes, Elmer W. Johnson, Dr. Jeremy A. Landt, Thomas W. Luce, III, James S. Marston, G. Russell Mortenson, and Antonio R. Sanchez, Jr. The tabulation of the votes with respect to the election of directors is as follows:


        Nominee                 Shares For       Shares Withheld
     -------------              ----------       ---------------

     David P. Cook              12,913,821          288,689
     Stuart M. Evans            12,910,624          291,886
     Gary J. Fernandes          12,912,721          289,789
     Elmer W. Johnson           12,913,811          288,699
     Dr. Jeremy A. Landt        12,910,261          292,249
     Thomas W. Luce, III        12,899,584          302,926
     James S. Marston           12,876,021          326,489
     G. Russell Mortenson       12,906,590          295,920
     Antonio R. Sanchez, Jr.    12,912,521          289,989

     The shareholders ratified the selection of Ernst and Young LLP as independent auditors for the year ending December 31, 1997. The tabulation of the votes with respect to the ratification is as follows:

                         For        13,068,756

                         Against        64,002

                         Abstain        69,752


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

               DESCRIPTION OF EXHIBITS
               -----------------------

               10.1*  1997 Executive Management Cash Bonus Plan
               27.1*  Financial Data Schedule.

     (b) No reports of the registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 1997.



*  Filed herewith.
--------------------------------------------------------------------------------

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMTECH CORPORATION
                                      (Registrant)



Date:  May 15, 1997                 By:  /s/ Steve M. York
                                         --------------------------------------
                                         Steve M. York
                                         Senior Vice President, Chief Financial
                                         Officer, and Treasurer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)