Form 10-Q
period 1997-06-30
AMTECH CORP
filed 1997-08-14
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(MARK ONE)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                 YES  X   NO
                                     ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



              CLASS                                 OUTSTANDING AT JULY 31, 1997
--------------------------------------              ----------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                       14,722,663

                                    INDEX



PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets at June 30, 1997
          and December 31, 1996                                              3

          Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 1997 and 1996           4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1997 and 1996                            5

          Notes to Condensed Consolidated Financial Statements               6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          8


PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                   10
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    10

                              AMTECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                              (In thousands)

                                    June 30, 1997      December 31, 1996
                                    -------------      -----------------
                                     (Unaudited)

                ASSETS
Current assets:
     Cash and cash equivalents          $  2,037            $  5,296
     Short-term marketable
      securities                           6,973              11,852
     Accounts receivable, net of
      allowance for doubtful accounts
      of $1,178,000 in 1997 and
      $1,006,000 in 1996                  31,353              28,030
     Inventories                          12,284              13,497
     Deferred income taxes                    --               2,401
     Prepaid expenses                        790               1,256
                                        --------            --------
          Total current assets            53,437              62,332

Property and equipment, at cost           28,617              27,638
     Accumulated depreciation            (14,997)            (12,994)
                                        --------            --------
                                          13,620              14,644

Deferred income taxes                         --               1,003
Intangible assets, net                     7,156               8,214
Other assets                               5,452               4,848
                                        --------            --------
                                        $ 79,665            $ 91,041
                                        ========            ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                   $  7,661            $  6,815
     Note payable                             --               1,839
     Accrued expenses                      8,947               8,391
     Deferred revenues                     1,618               2,240
                                        --------            --------
          Total current liabilities       18,226              19,285

Contingencies

Stockholders' equity:
     Preferred stock, $1 par value,
      10,000,000 shares authorized;
      none issued                             --                  --
     Common stock, $.01 par value,
      30,000,000 shares authorized;
      14,802,663 issued, 14,722,663
      outstanding in 1997 and 1996           148                 148
     Additional paid-in capital           76,212              76,510
     Treasury stock, at cost                (393)               (393)
     Accumulated deficit                 (14,528)             (4,509)
                                        --------            --------
          Total stockholders' equity      61,439              71,756
                                        --------            --------
                                        $ 79,665            $ 91,041
                                        ========            ========




                            See accompanying notes.

                              AMTECH CORPORATION


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)


                                                Three Months             Six Months
                                               Ended June 30            Ended June 30
                                               -------------            -------------
                                             1997        1996         1997        1996
                                             ----        ----         ----        ----
Sales                                      $ 28,877    $ 29,867     $ 53,030    $ 58,143
Operating costs and expenses (a):
     Cost of sales                           17,790      16,937       33,148      34,216
     Research and development                 2,954       2,557        5,772       5,121
     Marketing, general and
      administrative                         11,834      10,466       22,123      20,073
                                           --------    --------     --------    --------
                                             32,578      29,960       61,043      59,410
                                           --------    --------     --------    --------

Operating loss                               (3,701)        (93)      (8,013)     (1,267)

Investment income                               438         288          735       2,366

Interest expense                                 --         (61)         (65)       (170)
                                           --------    --------     --------    --------

Income (loss) before income taxes            (3,263)        134       (7,343)        929

Provision for income taxes (a)                3,556         154        2,676         596
                                           --------    --------     --------    --------

Net income (loss)                          $ (6,819)   $    (20)    $(10,019)   $    333
                                           ========    ========     ========    ========

Earnings (loss) per share                  $  (0.46)   $   0.00     $  (0.68)   $   0.02
                                           ========    ========     ========    ========

Shares used in computing earnings
 (loss) per share                            14,723      14,613       14,723      14,743
                                           ========    ========     ========    ========

(a) The three months and six months ended June 30, 1997 include special charges of $2,075,000 included in operating costs and expenses related to the disposition of the IDG and $4,680,000 in provision for income taxes representing the effect of establishing a valuation allowance for U.S. deferred tax assets. See Note 3 to Condensed Consolidated Financial Statements included herein for additional information.

                            See accompanying notes.

                              AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                  (Unaudited)



                                                Six Months
                                               Ended June 30
                                               -------------

                                             1997         1996
                                             ----         ----

Cash flows from operating activities:
     Net income (loss)                     $(10,019)    $    333
     Adjustments to reconcile net
      income (loss) to net cash
      used by operating activities:
       Depreciation and amortization          2,553        2,227
       Deferred income taxes                  3,404           93
       Realized gain on sale of
        marketable securities                    --       (2,150)
       Stock option compensation                 --          446
       Tax benefit from exercise of
        stock options                            --           13
       Change in assets and liabilities:
          Increase in accounts
           receivable                        (3,784)        (394)
          (Increase) decrease in
           inventories                        1,213       (4,030)
          (Increase) decrease in
           prepaid expenses                     466         (312)
          (Increase) decrease in
           intangibles and other assets         840       (1,568)
          Increase in accounts payable
             and accrued expenses             1,402        3,583
          Decrease in deferred revenues        (622)        (331)
                                           --------     --------
            Net cash used by operating
             activities                      (4,547)      (2,090)

Cash flows from investing activities:
       Purchases of property and equipment   (1,035)      (2,116)
       Purchase of Cardkey Systems           (1,868)        (952)
       Purchase of marketable securities     (4,916)      (5,047)
       Sales and maturities of marketable
        securities                            9,795        7,204
       Increase in other assets                (851)        (125)
       Other                                    (44)        (350)
                                           --------     --------
          Net cash provided (used) by
           investing activities               1,081       (1,386)

Cash flows from financing activities:
       Proceeds from issuance of common
        stock                                    --           69
       Other                                     46           --
                                           --------     --------
          Net cash provided by
           financing activities                  46           69

Effect of exchange rate changes on cash
 and cash equivalents                           161           82
                                           --------     --------

Decrease in cash and cash equivalents        (3,259)      (3,325)

Cash and cash equivalents, beginning of
 period                                       5,296       17,669
                                           --------     --------

Cash and cash equivalents, end of period   $  2,037     $ 14,344
                                           ========     ========



                            See accompanying notes.

                              AMTECH CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1996 Annual Report to Shareholders and Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1996 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature except for the special charges as explained in Note 3. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     Earnings per share is computed based on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding.

2.   INVENTORIES

     Inventories consist of the following:

                        June 30, 1997  December 31, 1996
                        -------------  -----------------

     Raw materials       $ 6,530,000      $ 7,355,000

     Work in process       2,324,000        2,307,000

     Finished goods        3,430,000        3,835,000
                         -----------      -----------

                         $12,284,000      $13,497,000
                         ===========      ===========

3.   SPECIAL OPERATING AND INCOME TAX CHARGES

     In July 1997, the Company announced that it will withdraw from the wireless LAN terminal market and seek buyers for its Interactive Data Group ("IDG"). Operating results include non-recurring non-cash charges of $2,075,000 in the quarter ended June 30, 1997 to reduce the assets of the IDG to their estimated net realizable values, including writedowns of inventories of $800,000, property and equipment of $350,000 and intangibles of $650,000. Allocation of the charges to operating costs and expenses are $1,000,000 in cost of sales, $100,000 in research and development expense and $975,000 in marketing, general and administrative expense. The Company estimates it will incur additional special charges up to $1,000,000 in the last half of 1997 for employee severance costs and winding up of operating activities.

     Additionally, the second quarter provision for income taxes includes $4,680,000, representing the effect of establishing a valuation allowance for U.S. deferred tax assets, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Management has concluded that the Company will have three years of cumulative U.S. losses (1995-1997) and that such "negative evidence" per SFAS No. 109 cannot be presently overcome due to the Company's operating losses and the uncertainty surrounding the outcome of the Company's previously announced review of its strategic alternatives.

4.   CONTINGENCIES

     WaveNet International Inc. and certain of its employees are the subject of a Canadian $11,000,000 (approximately U.S. $8,000,000) suit brought by Teklogix, Inc., their former employer. The suit alleges improper use of confidential information in WaveNet International, Inc.'s products, theft of technology, misappropriation of business opportunities, copyright infringement, and similar improprieties. In addition to the damages requested, Teklogix seeks to enjoin the defendants from soliciting customers of Teklogix and from making or selling any products that use intellectual property of Teklogix. Teklogix also seeks a declaration that it owns any WaveNet International, Inc. products that use intellectual property of Teklogix. WaveNet International, Inc. has denied any wrongdoing by it or its employees and intends to vigorously defend the litigation. While the final outcome of this matter cannot be predicted with certainty, the Company believes that the final resolution of this matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

     In July 1997, the Company announced that it will withdraw from the wireless LAN terminal market and seek buyers for the IDG. As a result, special provisions of $2,075,000 were recorded in the quarter ended June 30, 1997 to adjust the assets of the IDG to their estimated net realizable values. The Company estimates it will incur additional special charges up to $1,000,000 in the last half of 1997 for employee severance costs and winding up of operating activities.

RESULTS OF OPERATIONS

     Sales for the three months and six months ended June 30, 1997 decreased $990,000 or 3% and $5,113,000 or 9%, respectively, from the comparable periods in 1996. The second quarter 1997 sales increased 20% over the first quarter of 1997, returning to recent historic run rate levels as expected. Sales for the six months in 1997 were less than expected due to a combination of overall softness in orders for the Company's products and services, nominal revenue ramp-up of the IDG, delays in the roll-out of certain new products from the ESG, and delays in timing of revenue recognition of certain system integration contracts and European manufacturing delays in the TSG, all occurring primarily in the first quarter of 1997. TSG sales to a single systems integration services contract decreased from $3,650,000 in 1996 to $737,000 in 1997 for the three month periods and from $8,230,000 in 1996 to $1,582,000 in 1997 for the six month periods as the project nears completion. Sales order backlog at June 30, 1997 was approximately $53,000,000 as compared to $43,000,000 at the end of 1996's second quarter.

     Gross profit as a percentage of total sales decreased from 43% in 1996 to 38% in 1997 for the three month periods and from 41% in 1996 to 37% in 1997 for the six month periods. The decrease in the three month and six month periods is primarily due to a $1,000,000 provision to adjust certain IDG assets to their estimated net realizable values. Also affecting the decrease in the six month period is a reduction in TSG's gross profit margin from 36% in 1996 to 33% in 1997, although gross profit margins in the second quarter of 1997 were 39% compared to 24% in the first quarter. The ESG's gross profit margin remained constant at 41% for all periods.

     Research and development for the three months and six months ended June 30, 1997 increased $397,000 or 16% and $651,000 or 13% from the comparable periods in 1996, primarily due to an increase in new product development activities in the TSG. Expenditures by the TSG increased from $1,289,000 in 1996 to $1,679,000 in 1997 for the three month periods and from $2,550,000 in 1996 to $3,175,000 in 1997 for the six month periods.

     Marketing, general and administrative expenses for the three months and six months ended June 30, 1997 increased $1,368,000 or 13% and $2,050,000 or 10%
from the comparable periods in 1996, primarily due to a second quarter provision of $975,000 to adjust certain IDG assets to their estimated net realizable values. Additionally, IDG operating expenses increased from $352,000 in 1996 to $795,000 in 1997 for the three month periods and from $475,000 in 1996 to $1,553,000 in 1997 for the six month periods as the sales and administrative infrastructure for the IDG was not fully established until late 1996.

     Investment income for the three months and six months ended June 30, 1997 increased from $288,000 to $438,000 and decreased from $2,366,000 to $735,000, respectively. The increase for the three month period is attributable to a gain realized on the sale of an equity investment. The decrease for the six month period is primarily attributable to non-recurring gains of $2,150,000 realized in 1996 from the sale of remaining U.S. corporate equity securities in the Company's investment portfolio.

     The income tax provisions of $3,556,000 and $2,676,000 for the three months and six months ended June 30, 1997 include $4,680,000, representing the effect of establishing a valuation allowance for U.S. deferred tax assets, in accordance with the requirements of Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes". Management has concluded that the Company will have three years of cumulative U.S. losses (1995-1997) and that such "negative evidence" per SFAS No. 109 cannot be presently overcome due to the Company's operating losses and the uncertainty surrounding the outcome of the Company's previously announced review of its strategic alternatives. Additionally, the Company does not provide tax benefits for losses in foreign jurisdictions.

     As a result of the foregoing, the Company experienced a net loss of $6,819,000 and $10,019,000 for the three months and six months ended June 30, 1997 as compared to a net loss of $20,000 and net income of $333,000 for the same periods in 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. These new requirements are not expected to materially change primary or fully diluted earnings per share for the three months and six months ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997 the Company's principal source of liquidity is its net working capital position of $35,121,000. For the six months ended June 30, 1997 the Company used cash of $4,547,000 for operating activities, primarily to fund operating losses and the growth in accounts receivable, and $2,217,000 for the final note payment associated with the acquisition of Cardkey. The IDG recorded pretax losses of approximately $4,000,000 in the first half of 1997; however, the Company's decision to withdraw from the wireless LAN market and dispose of the IDG will benefit future operating results and cash flows. At June 30, 1997 the Company has pledged nearly $5,000,000 of the Company's short-term marketable securities to support a TSG performance bond for a large systems integration services contract and a letter of credit in favor of the European-based manufacturer of the TSG's DYNICOM/TM/ European rail products. The Company expects to invest up to an additional $1,000,000 in 1997 for property and equipment and will be required to invest several million dollars in 1997 for working capital to support large systems integration services contracts of the TSG.

     In the near term, the Company plans to establish a working capital line of credit for up to $10,000,000. Additional acquisitions, if any, would be financed by the most attractive alternative available which could be the issuance of debt or equity securities.

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

               DESCRIPTION OF EXHIBITS
               -----------------------

               27.1*  Financial Data Schedule.


     (b) NO REPORTS OF THE REGISTRANT ON FORM 8-K HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION DURING THE THREE MONTHS ENDED JUNE 30, 1997.



--------------------------------------------------------------------------------
*Filed herewith.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMTECH CORPORATION
                                      (Registrant)



Date: August 13, 1997               By:            /s/Steve M. York
                                        ----------------------------------------
                                         Steve M. York
                                         Senior Vice President, Chief Financial
                                         Officer, and Treasurer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)