Form 10-Q
period 1997-09-30
AMTECH CORP
filed 1997-11-14
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-Q

(MARK ONE)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                              --------   --------
                        COMMISSION FILE NUMBER: 0-17995

                              AMTECH CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               TEXAS                                   75-2216818
     (STATE OF INCORPORATION)                        (I.R.S. EMPLOYER
                                                  IDENTIFICATION NUMBER)

                              17304 PRESTON ROAD
                                BUILDING E-100
                             DALLAS, TEXAS  75252
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
                                 YES  X   NO
                                     ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


               CLASS                            OUTSTANDING AT NOVEMBER 7, 1997
--------------------------------------         --------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                   16,934,563

                                    INDEX


PART I-FINANCIAL INFORMATION

                                                                          Page
                                                                          Number
                                                                          ------
ITEM 1. FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets at September 30, 1997
           and December 31, 1996                                             3

           Condensed Consolidated Statements of Operations for the
           three months and nine months ended September 30, 1997 and 1996    4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1997 and 1996                     5

           Notes to Condensed Consolidated Financial Statements              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         8



PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES                                               10
ITEM 5. OTHER INFORMATION                                                   10
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    10

                              AMTECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (In thousands)

                                                                   September 30, 1997      December 31, 1996
                                                                   ------------------      -----------------
                        ASSETS                                         (Unaudited)
Current assets:
        Cash and cash equivalents                                     $      259            $    5,296
        Short-term marketable securities                                   5,914                11,852
        Accounts receivable, net of allowance for doubtful                32,811                28,030
         accounts of $989,000 in 1997 and $1,006,000 in 1996
        Inventories                                                       13,454                13,497
        Deferred income taxes                                                 --                 2,401
        Prepaid expenses                                                     718                 1,256
                                                                         -------               -------
                 Total current assets                                     53,156                62,332

Property and equipment, at cost                                           29,002                27,638
        Accumulated depreciation                                         (15,910)              (12,994)
                                                                         -------               -------
                                                                          13,092                14,644

Deferred income taxes                                                         --                 1,003
Intangible assets, net                                                     6,948                 8,214
Other assets                                                               5,723                 4,848
                                                                         -------               -------
                                                                      $   78,919            $   91,041
                                                                         =======               =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                              $    6,847            $    6,815
        Note payable                                                          --                 1,839
        Accrued expenses                                                  10,754                 8,391
        Deferred revenues                                                  1,686                 2,240
                                                                         -------               -------
                 Total current liabilities                                19,287                19,285

Contingencies

Stockholders' equity:
        Preferred stock, $1 par value, 10,000,000 shares
         authorized; none issued                                              --                    --
        Common stock, $.01 par value, 30,000,000 shares
         authorized; 14,802,663 issued, 14,722,663
         outstanding in 1997 and 1996                                        148                   148
        Additional paid-in capital                                        76,072                76,510
        Treasury stock, at cost                                             (393)                 (393)
        Accumulated deficit                                              (16,195)               (4,509)
                                                                         -------               -------
                 Total stockholders' equity                               59,632                71,756
                                                                         -------               -------
                                                                      $   78,919            $   91,041
                                                                         =======               =======


                            See accompanying notes.

                              AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)



                                                             Three Months               Nine Months
                                                          Ended September 30        Ended September 30
                                                          ------------------        ------------------

                                                          1997          1996         1997          1996
                                                          ----          ----         ----          ----
Sales                                                  $  30,185     $ 27,971    $  83,215     $   86,114
Operating costs and expenses (a):
   Cost of sales                                          19,363       15,961       52,511         50,177
   Research and development                                3,008        2,263        8,780          7,384
   Marketing, general and administrative                   9,603       10,255       31,726         30,328
                                                          ------       ------      -------         ------
                                                          31,974       28,479       93,017         87,889
                                                          ------       ------      -------         ------

Operating loss                                            (1,789)        (508)      (9,802)        (1,775)

Investment income                                            159          344          894          2,710

Interest expense                                             ---          (49)         (65)          (219)
                                                          ------       ------      -------         ------

Income (loss) before income taxes                         (1,630)        (213)      (8,973)           716

Provision (benefit) for income taxes (a)                      37         (150)       2,713            446
                                                          ------       ------      -------         ------

Net income (loss)                                      $  (1,667)    $    (63)   $ (11,686)    $      270
                                                          ======       ======      =======         ======

Earnings (loss) per share                              $   (0.11)    $   0.00    $   (0.79)    $     0.02
                                                          ======       ======      =======         ======

Shares used in computing earnings (loss) per share        14,723       14,622       14,723         14,749
                                                          ======       ======      =======         ======



(a) The three months ended September 30, 1997 include special charges of $1,750,000 included in operating costs and expenses related to the disposition of the IDG. The nine months ended September 30, 1997 include special charges of $3,825,000 included in operating costs and expenses related to the disposition of the IDG and $4,680,000 in provision for income taxes representing the effect of establishing a valuation allowance for U.S. deferred tax assets. See Note 3 to Condensed Consolidated Financial Statements included herein for additional information.


                            See accompanying notes.

                              AMTECH CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (Unaudited)

                                                                                             Nine Months
                                                                                          Ended September 30
                                                                                          ------------------
                                                                                        1997                1996
                                                                                        ----                ----
Cash flows from operating activities:
        Net income (loss)                                                          $  (11,686)         $      270
        Adjustments to reconcile net income (loss) to net cash
        used by operating activities:
              Depreciation and amortization                                             3,831               3,413
              Deferred income taxes                                                     3,404                  (1)
              Realized gain on sale of marketable securities                               --              (2,150)
              Stock option compensation                                                    --                 446
              Tax benefit from exercise of stock options                                   --                  14
              Change in assets and liabilities:
                   (Increase) decrease in accounts receivable                          (5,369)              1,428
                   (Increase) decrease in inventories                                      43              (2,896)
                   (Increase) decrease in prepaid expenses                                538                (420)
                   (Increase) decrease in intangibles and other assets                    832              (2,427)
                   Increase (decrease) in accounts payable
                    and accrued expenses                                                2,395                (618)
                   Decrease in deferred revenues                                         (554)               (631)
                                                                                      -------             -------
                       Net cash used by operating activities                           (6,566)             (3,572)

Cash flows from investing activities:
              Purchases of property and equipment                                      (1,559)             (3,066)
              Purchase of Cardkey Systems                                              (1,868)               (952)
              Purchases of marketable securities                                       (4,916)             (9,582)
              Sales and maturities of  marketable securities                           10,854               7,204
              Increase in other assets                                                 (1,132)               (227)
              Other                                                                       (66)               (404)
                                                                                      -------             -------
                       Net cash provided (used) by investing activities                 1,313              (7,027)

Cash flows from financing activities:
              Proceeds from issuance of common stock                                       --                  97
              Other                                                                        69                  --
                                                                                      -------             -------
                       Net cash provided by financing activities                           69                  97

Effect of exchange rate changes on cash and cash equivalents                              147                  88
                                                                                      -------             -------

Decrease in cash and cash equivalents                                                  (5,037)            (10,414)

Cash and cash equivalents, beginning of period                                          5,296              17,669
                                                                                      -------             -------

Cash and cash equivalents, end of period                                           $      259          $    7,255
                                                                                      =======             =======



                            See accompanying notes.

                              AMTECH CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1996 Annual Report to Shareholders and Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1996 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature except for the special charges as explained in Note 3. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     Earnings per share is computed based on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding.

2.    INVENTORIES

      Inventories consist of the following:

                               September 30, 1997  December 31, 1996
                               ------------------  -----------------
     Raw materials                $ 6,847,000         $ 7,355,000

     Work in process                2,813,000           2,307,000

     Finished goods                 3,794,000           3,835,000
                                  -----------         -----------

                                  $13,454,000         $13,497,000
                                  ===========         ===========

3.   SPECIAL OPERATING AND INCOME TAX CHARGES

     In July 1997, the Company announced that it would withdraw from the wireless LAN terminal market and seek buyers for its Interactive Data Group ("IDG") business. As a result, operating results for the quarter ended June 30, 1997 included non-cash charges of $2,075,000 to reduce the assets of the IDG to their estimated net realizable values. In the quarter ended September 30, 1997, as expected, special charges of $900,000 were incurred for employee severance costs and winding up of operating activities. In addition, further asset writedowns of $750,000, relating primarily to inventories, were recorded in the third quarter as a result of concluding a transaction in November 1997 whereby the IDG business was sold. Allocation of the special charges to operating costs and expenses for the three months ended September 30, 1997 are $800,000 in cost of sales, $200,000 in research and development expense and $750,000 in marketing, general and administrative expense, offset by $100,000 in sales. Allocation of the special charges to operating costs and expenses for the nine months ended September 30, 1997 are $1,800,000 in cost of sales, $300,000 in research and development expense and $1,725,000 in marketing, general and administrative expense, offset by $100,000 in sales.

     Additionally, the nine month provision for income taxes includes $4,680,000, representing the effect of establishing in the second quarter a valuation allowance for U.S. deferred tax assets, in accordance with the requirements of Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes". Management concluded in the second quarter that the Company would have three years of cumulative U.S. losses (1995-
1997) and that such "negative evidence" per SFAS No. 109 could not be overcome due to the Company's operating losses and the uncertainty surrounding the outcome of the Company's review of its strategic alternatives.

4.   CONTINGENCIES

     WaveNet International, Inc. and certain of its employees are the subject of a Canadian $11,000,000 (approximately U.S. $8,000,000) suit brought by Teklogix, Inc., their former employer. The suit alleges improper use of confidential information in WaveNet International, Inc.'s products, theft of technology, misappropriation of business opportunities, copyright infringement, and similar improprieties. The Company sold its interest in WaveNet International, Inc. in November 1997 and does not expect to incur any material financial liability associated with this litigation.

5.   SUBSEQUENT EVENT

     Effective November 3, 1997, the Company and UNOVA, Inc. ("UNOVA") entered into an agreement whereby UNOVA paid the Company $10,000,000 cash in exchange for 2,211,900 newly issued unregistered shares of the Company's common stock and the Company's commitment to negotiate in good faith certain agreements with UNOVA for future product development.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is organized into two market-oriented groups. The Transportation Systems Group ("TSG"), which includes Amtech Systems Corporation, Amtech World Corporation and Amtech International S.A., develops and provides high-frequency radio frequency identification (RFID) solutions to the transportation and logistics markets. These markets include electronic toll and traffic management (ETTM), rail, airport, parking and access control, intermodal, and motor freight. The Electronic Security Group ("ESG"), which focuses on products and services for electronic access control applications, includes Amtech Europe Limited and Cardkey Systems, Inc.

     In July 1997, the Company announced that it would withdraw from the wireless LAN terminal market and seek buyers for its Interactive Data Group ("IDG") business, consisting of WaveNet, Inc. and WaveNet International, Inc. As a result, special charges of $2,075,000 were recorded in the quarter ended June 30, 1997 to adjust the assets of the IDG to their then estimated net realizable values. In the quarter ended September 30, 1997, as expected, special charges of $900,000 were incurred for employee severance costs and winding-up of operating activities. In addition, further asset writedowns of $750,000, relating primarily to inventories, were recorded in the third quarter as a result of concluding a transaction in November 1997 whereby the IDG business was sold.

RESULTS OF OPERATIONS

     Sales for the three months and nine months ended September 30, 1997 increased $2,214,000 or 8% and decreased $2,899,000 or 3%, respectively, from the comparable periods in 1996. Sales for the three months in 1997 increased in both the TSG and ESG by approximately $1,000,000 each with the increase in the order rate leading to greater sales order backlog amounts at the end of the quarter. Sales for the nine months in 1997 as compared to the same period in 1996 were unchanged for the ESG and down approximately $2,500,000 for the TSG, due to delays in timing of revenue recognition of certain system integration contracts and European manufacturing delays, all occurring primarily in the first quarter of 1997. Also, TSG sales to a single systems integration services contract decreased from $10,850,000 in 1996 to $3,656,000 in 1997 as the project nears completion. Sales order backlog at September 30, 1997 increased 65% to approximately $61,000,000 as compared to $37,000,000 at the end of 1996's third quarter.

     Gross profit as a percentage of total sales decreased from 43% in 1996 to 36% in 1997 for the three month periods and from 42% in 1996 to 37% in 1997 for the nine month periods. The decrease in the three month and nine month periods is primarily due to special charges of $800,000 and $1,800,000, respectively, to adjust certain IDG assets to their estimated net realizable values. Also affecting the decrease in both periods is a reduction in TSG's gross profit margin from 40% in 1996 to 30% in 1997 for the three month periods and from 38% in 1996 to 32% in 1997 for the nine month periods, primarily due to lower margin systems integration project work in the ETTM market. The ESG's gross profit margin remained constant at 42% for all periods.

     Research and development for the three months and nine months ended September 30, 1997 increased $745,000 or 33% and $1,396,000 or 19% from the comparable periods in 1996, primarily due to an increase in development activities in the TSG. Expenditures by the TSG increased from $1,124,000 in 1996 to $2,018,000 in 1997 for the three month periods and from $3,674,000 in 1996 to $5,193,000 in 1997 for the nine month periods.

     Marketing, general and administrative expenses for the three months and nine months ended September 30, 1997 decreased $652,000 or 6% and increased $1,398,000 or 5% from the comparable periods in 1996. For the three month periods, a $900,000 decrease was attributable to the TSG and ESG primarily due to certain cost reductions and overall expense controls affecting discretionary expenditures. The three month and nine month periods include special charges relating to the IDG of $750,000 and $1,725,000, respectively, for employee severance costs, winding-up of operating activities and adjusting certain assets to their estimated net realizable values.

     As a result of the foregoing, the Company experienced total operating losses of $1,789,000 and $9,802,000 for the three months and nine months ended September 30, 1997, including IDG losses of $1,650,000 and $5,633,000, respectively. This compares to total operating losses of $508,000 and $1,775,000 for the comparable periods in 1996, including IDG losses of $732,000 and $1,967,000, respectively.

     Investment income for the three months and nine months ended September 30, 1997 decreased from $344,000 to $159,000 and from $2,710,000 to $894,000, respectively. The decrease for the three month period is attributable to the reduction in the amount of invested cash and short-term marketable securities. The decrease for the nine month period is primarily attributable to non-recurring gains of $2,150,000 realized in 1996 from the sale of remaining U.S. corporate equity securities in the Company's investment portfolio.

     The income tax provision of $2,713,000 for the nine months ended September 30, 1997 includes $4,680,000, representing the effect of establishing in the second quarter a valuation allowance for U.S. deferred tax assets, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Management concluded in the second quarter that the Company would have three years of cumulative U.S. losses (1995-1997) and that such "negative evidence" per SFAS No. 109 could not be overcome due to the Company's operating losses and the uncertainty surrounding the outcome of the Company's review of its strategic alternatives. Additionally, the Company's financial statements do not reflect tax benefits for losses in foreign jurisdictions.

     As a result of the foregoing, the Company experienced a net loss of $1,667,000 and $11,686,000 for the three months and nine months ended September 30, 1997 as compared to a net loss of $63,000 and net income of $270,000 for the same periods in 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. These new requirements are not expected to materially change primary or fully diluted earnings per share for the three months and nine months ended September 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997 the Company's principal source of liquidity is its net working capital position of $33,869,000. The Company's net working capital position increased significantly in November 1997 when the Company and UNOVA, Inc. entered into an agreement whereby UNOVA paid the Company $10,000,000 cash in exchange for 2,211,900 newly issued unregistered shares of the Company's common stock and the Company's commitment to negotiate in good faith certain agreements with UNOVA for future product development. For the nine months ended September 30, 1997 the Company used cash of $6,566,000 for operating activities, primarily to fund operating losses and the growth in accounts receivable, and $2,217,000 for the final note payment associated with the acquisition of Cardkey. The IDG recorded pretax losses of approximately $5,600,000 in the first nine months of 1997; however, the Company's disposition of the IDG will benefit future operating results and cash flows. During the third quarter 1997, the Company replaced its pledge of nearly $4,000,000 of the Company's short-term marketable securities to support a TSG performance bond for a large systems integration services contract with the pledge of the real property of its manufacturing and engineering facility in Albuquerque, New Mexico. The Company expects to invest up to an additional $500,000 in 1997 for property and equipment and will be required to invest several million dollars during the remainder of 1997 and 1998 for working capital to support large systems integration services contracts of the TSG. In the near term, the Company plans to establish a working capital line of credit for up to $10,000,000. Additional acquisitions, if any, would be financed by the most attractive alternative available.


                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     The Company and UNOVA, Inc. ("UNOVA") entered into an agreement, dated as of October 31, 1997, whereby UNOVA paid the Company $10,000,000 cash in exchange for 2,211,900 newly issued unregistered shares of the Company's common stock and the Company's commitment to negotiate in good faith certain agreements with UNOVA for future product development. The issuance of these shares, which were issued on November 3, 1997, was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Regulation D thereunder. UNOVA, the sole purchaser, has advised the Company that it is an "accredited investor" within the meaning of applicable securities laws, and the issuance of the shares was effected without any public solicitation.

ITEM 5.   OTHER INFORMATION

     Effective October 27, 1997 and November 1, 1997, Elmer W. Johnson and Gary
J. Fernandes, respectively, resigned their position as directors of the Company. Michael E. Keane, a designee of UNOVA, was elected as a director of the Company effective November 3, 1997.

     Effective December 1, 1997, the Company's new address for its Dallas-based operations will be 19111 Dallas Parkway, Suite 300, Dallas, Texas 75287.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

               The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

                   DESCRIPTION OF EXHIBITS
                   -----------------------

                   10.1* Agreement between Amtech Corporation and UNOVA, Inc., dated as of October 31, 1997.

                   10.2* Press Release dated November 3, 1997 announcing the UNOVA, Inc. purchase of Amtech Corporation Common Stock.

                   27.1*  Financial Data Schedule.

          (B) No reports of the registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended September 30, 1997.


--------------------------------------------------------------------------------
*Filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMTECH CORPORATION
                                       (Registrant)



Date: November 14, 1997              By: /s/ Steve M. York
                                         ------------------------------
                                         Steve M. York
                                         Senior Vice President, Chief Financial
                                         Officer, and Treasurer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)