Form 10-K405
period 1997-12-31
AMTECH CORP
filed 1998-03-31
CIK 855612

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

[X]
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                             19111 DALLAS PARKWAY
                                   SUITE 300
                           DALLAS, TEXAS 75287-3106
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _____
                                             -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 27, 1998, there were 16,944,563 shares of Amtech Corporation $0.01 par value Common Stock outstanding, 14,382,766 of which having an aggregate market value of $49,440,758 were held by non-affiliates. For purposes of the above statement, all directors and officers of the Registrant are presumed to be affiliates.

  Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

  Amtech Corporation (the "Company") designs, manufactures, markets, installs and supports a wide array of the Company's proprietary wireless data and security technology products and solutions for a variety of industries. These products and solutions make high-value assets and scarce resources more productive and secure. Today, the Company is a leading global supplier of wireless data technologies and solutions for the intelligent transportation and electronic security markets. The Company is organized into two market-oriented groups, each with a core competency in a radio frequency technology: the Electronic Security Group ("ESG"), encompassing the Cardkey Systems and Cotag International product and service lines, and the Transportation Systems Group ("TSG"), comprised of Amtech Systems Corporation, Amtech International S.A. and Amtech World Corporation. In July 1997, the Company withdrew from the wireless LAN terminal market and sold its Interactive Data Group ("IDG") business, formerly comprised of WaveNet, Inc. and WaveNet International, Inc., in November 1997. The Company also continues to explore new markets and business opportunities based on these core competencies.

  Effective November 3, 1997, the Company and UNOVA, Inc. ("UNOVA") entered into an agreement whereby UNOVA purchased 2,211,900 shares of the Company's common stock for $10,000,000 in a private placement transaction, and the Company and UNOVA agreed to negotiate in good faith a strategic alliance relationship which contemplated product development. The parties were unable to conclude on mutually agreeable terms the contemplated strategic relationship and related product development undertaking. Subsequent to the conclusion of these negotiations, the Company and UNOVA have begun discussions regarding other possible business arrangements.

  The Company was incorporated in Texas in 1988. The Company's executive offices are located at 19111 Dallas Parkway, Suite 300, Dallas, Texas 75287-3106 (telephone (972) 733-6600). The Company has seven directly wholly-owned operating subsidiaries: Amtech Systems Corporation; Amtech World Corporation; AMGT Corporation; Amtech International S.A.; Cardkey Systems, Inc.; Amtech Europe Limited; and Cardkey Systems Pacific Pty. Limited.

MARKET GROUPS

 Electronic Security Group ("ESG")

  The Company's ESG, whose principal offices are located in Cambridge and Reading, England, and in Simi Valley, California, designs, manufactures, markets, installs and supports its electronic security equipment and full-service solutions for electronic security needs to corporate and government markets throughout the world. The ESG's products and services are marketed under the "Cardkey(R)" and "Cotag(R)" brand-names directly to end users and through resellers. Primary target markets are as follows: electronic access control; other facilities management applications such as video badging, attendance management, and alarm monitoring; and healthcare security. In 1997, the ESG accounted for approximately 55% of the Company's sales.

  Cardkey, whose name has been synonymous with access control for nearly 50 years, is a leading supplier of electronic access control and integrated security management solutions, which it sells through a global network of direct sales offices and resellers. Cardkey has supplied products and systems to thousands of corporate, as well as national and state government, customers. Representative customers include the Coca-Cola Company; CNN, a subsidiary of Time/Warner System, Inc.; Sony Corporation; Schering--Plough; Tennessee Valley Authority; Pharmacia & Upjohn; and Toyota Motor Corporation.

  Cotag specializes in advanced hands-free proximity cards, tags and readers and has developed systems using these products for electronic access control and security management, which it sells through a global network of resellers and installers. Cotag's applications of low frequency electronic radio frequency identification ("RFID") technology have made it a leader in hands-free proximity devices. Representative users of Cotag's products include Barclays Bank; Beijing International Airport; Brussels National Airport; Compaq Computers; EDS (Electronic Data Systems); Nortel (Northern Telecom, Inc.); and Tennessee Valley Authority.

  The ESG's radio frequency proximity electronic security technologies compete against a variety of "traditional" modes of security access control, such as magnetic stripe cards and Wiegand cards. There are thousands of suppliers of magnetic stripe cards but relatively few suppliers of Wiegand cards. Within the proximity segment of the security access control market, there are numerous suppliers, including HID Corporation, which is believed to be the dominant supplier of proximity security equipment and is considerably larger than Cotag. The market for the ESG's full-service solutions for electronic security needs is served by a variety of suppliers, and hence is extremely competitive. The Company believes that the principal competitive factors in the ESG's market are brand-name identification, product performance, quality, price and customer service.

  The ESG employs nearly 450 people. Some ESG products (including hands-free proximity cards and readers) are manufactured at the Company's manufacturing facility located in Cambridge, England, which is registered by the British Standards Institute to the International Standards Organization ("ISO") 9002 standard for quality management systems. Other system components (including certain non-hands-free cards and readers) are manufactured and supplied by third parties in the United States and Europe. Cardkey's full-service solutions for electronic security needs also meet Underwriters Laboratories' standards 1076 and 294. Final assembly and test of certain products takes place at the ESG facility in Simi Valley, California.

 Transportation Systems Group ("TSG")

  The Company's TSG, whose principal offices are located in Dallas, Texas, and Albuquerque, New Mexico, designs, manufactures, markets, installs and supports wireless equipment and systems that permit the remote identification of, and communication with, objects through the use of high frequency radio frequency signals rather than bar codes, magnetic cards or other means. When an object with an attached tag passes through an area covered by a reader, data is electronically retrieved from, or written to, the tag through the Company's patented implementation of a technique referred to as "modulated backscatter." These products, which are marketed under the "Amtech(R)" brand-name, directly and through resellers, are targeted primarily to the electronic toll collection and traffic management ("ETTM"); motor freight; access control for parking, security, airports and ground transportation; rail; and intermodal markets and is the foundation for today's intelligent transportation systems. In 1997, the TSG accounted for 43% of the Company's sales.

  The Company has been selected to provide solutions and equipment for more than 35 ETTM systems worldwide and has distributed more than 2,200,000 tags for ETTM use alone. The TSG's electronic toll collection ("ETC") automated systems not only increase convenience, traffic flow, and safety for motorists, they also reduce operating costs for toll operators, traffic congestion, commute times, fuel costs, pollution and need for new roads. The TSG's electronic traffic monitoring and management systems help manage congestion and improve traffic flow by automatically providing current data on traffic flows. The TSG's products also allow motor freight fleets to operate more efficiently and profitably with functions such as electronic pre-clearance, on-board safety monitoring, hazardous materials incident response, weigh-in motion, automated fuel distribution and electronic vehicle number and driver interface. The TSG's wireless technology automatically tracks, identifies, and monitors cargo in trucks, thus increasing equipment use and reducing re-handles, dwell time and overhead. The variety of competing systems have resulted in intense competition and low margins.

  In January 1997, the TSG was awarded a multi-year $38,600,000 contract by the Florida Department of Transportation ("FDOT") to install a state-wide ETC system. The FDOT system will head the TSG's growing list of large-scale ETC systems worldwide, including installations in New York and Oklahoma, as well as systems in place in Hong Kong, Spain, Brazil, Argentina, France, Mexico, Thailand and the United Kingdom. The TSG recorded a contract loss provision of $5,700,000 in the fourth quarter of 1997 relating to its FDOT contract based upon anticipated contract cost growth primarily attributable to schedule delays and increased design and installation costs estimates. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

  The TSG's wireless identification technology is also used to automatically identify and monitor rail and intermodal equipment, allowing companies to track and monitor their equipment and the cargo in containers and railcars more effectively. The TSG's systems help increase asset utilization rates and reduce re-handles, dwell time and overhead. In addition to railcar and equipment tracking, these automatic equipment identification ("AEI") systems provide many benefits, including nonstop, hands-free, paperless gate control access; perpetual inventory control and yard management; train positioning, classification, and status; automated data collection, fuel terminal authorization and record management; chassis management; train automatic weigh-in motion; reduced maintenance; and improved customer relations. More than 95% of all railcars in interchange service in North America are being tracked with the TSG's wireless identification system. In addition to AEI, the TSG's automatic equipment monitoring ("AEM") systems, which are primarily targeted to the rail and intermodal market, provide quick, accurate data to streamline preventive maintenance and to utilize and manage equipment. The TSG has provided over 3,700,000 tags and 6,000 readers worldwide for the rail industry.

  The TSG's wireless identification technology provides nonstop, hands-free and paperless systems for revenue collection and access control for parking, security, airports and ground transportation, thus maximizing traffic flow, reducing overhead costs and increasing cost recovery. The TSG is recognized worldwide as the leader in wireless identification technology systems for, and provides viable solutions to, the airport ground-based traffic problems of today and tomorrow. More than a dozen international airports use the TSG's wireless identification technology system for tracking and controlling commercial ground transportation vehicles, while simultaneously recognizing vast improvements in revenue collection and reductions in congestion. The TSG's systems provide accurate entry and exit records for collection of parking and usage fees and determining dwell times within the airport terminal area. With the wireless identification technologies noted above, traffic flow information can also be collected continuously from electronic RFID tags onboard motorists' vehicles. The TSG's wireless identification technology system also provides businesses and communities with authorized, controlled access and security, as well as automatic administering of daily and monthly parking fees. The TSG has parking and access control, as well as ground transportation, installations throughout the United States, Korea, Japan and the United Kingdom. The fragmented nature of the parking and access control, airport, and ground transportation markets, the absence of industry-wide standards, and the variety of competing systems have resulted in intense competition and low margins in this business.

  The TSG's technology is compatible with a variety of national and international standards, as follows: (i) the standard for AEI adopted by the Association of American Railroads ("AAR"), which requires that all railcars, locomotives and other rail equipment operating in interchange service in North America be equipped with two AEI tags; (ii) the standard for AEI adopted by the Union Internationale des Chemins de fer ("UIC"), which selected the TSG's high-speed read/write Dynicom(TM) RFID technology as a standard for the UIC's 32-member railroads in greater Europe that choose to implement AEI for international vehicles; (iii) the international standard for automatic identification of intermodal containers adopted by the ISO; (iv) the national standard for automatic identification of intermodal containers adopted by the American National Standards Institute ("ANSI"); and (v) the standard adopted by the American Trucking Associations ("ATA") for automatic equipment identification of tractors, trailers and related motor carrier equipment. Except for the mandatory AEI standard adopted by the AAR, compliance with the standards outlined above is voluntary. Taken together, however, the TSG believes these standards create a disincentive for participants in these markets to make significant investments in systems that are not compatible with the standards.

  The TSG has committed to the AAR, ISO, ANSI and the UIC that, if requested, it will license certain technology underlying the standard on reasonable commercial terms to qualified companies. Pursuant to the commitment to the ISO, the Company has granted non-exclusive licenses to certain of the TSG's technologies for intermodal container identification applications to Savi Technology, Inc. and Thomson-CSF Communications. Also, pursuant to its commitment to the UIC, the Company has granted non-exclusive licenses to ABB Signal AB and Thomson-CSF, S.A. to certain of the TSG's Dynicom technologies for European railroad applications. The Company has also granted Alcatel Schweiz, AG and GEC Alsthom Transport, S.A., affiliates of Alcatel AVI, S.A., the Company's former European joint venture partner, an option to acquire non-exclusive licenses to certain of the TSG's technologies for intermodal container and European railroad identification applications.

  The ETTM and motor freight markets are extremely competitive. The TSG has not encountered any material competition from competing AEI manufacturers in offering its AEI systems to the rail and intermodal markets, since the TSG's AEI equipment and systems are the only products that, to the TSG's knowledge, comply with the AEI industry standards referenced above. Significant competition in providing AEI systems to the rail and intermodal markets may be encountered in the future to the extent that licenses are granted to competing vendors pursuant to the license offers noted above or alternate technology solutions become viable. The Company believes that the principal competitive factors in the TSG's markets are price, product performance, quality, brand-name identification and customer service.

  The TSG employs approximately 350 employees. The TSG's products are manufactured at the Company's 75,000 square-foot manufacturing facility located in Albuquerque, New Mexico. The TSG, including its manufacturing process, is quality-certified by the AAR to its Quality Standard M-1003 and by the ISO to its 9001 Quality Standard certification for the field of electronics.

RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS

  Research and development expenses for the Company amounted to $11,332,000, $10,314,000 and $9,334,000 in 1997, 1996 and 1995, respectively.

  The Company owns numerous patents and has filed patent applications in the United States and a number of foreign countries covering features of the Company's tags and reader systems and specific products marketed by the TSG and ESG, as well as certain other market applications for such products. Although management believes that its patents provide some competitive advantages, the Company believes that its success is primarily dependent on the skills, technical competence and marketing abilities of the Company's personnel. In addition, "Amtech," "Cardkey," "Cotag," "Dynicom," "PassKey," "Tolltag," "Granta," "Pegasys" and other marks are registered trademarks of the Company in the United States and various foreign countries. The Company also licenses certain cryptographic technologies from a third party.

CUSTOMERS

  During 1997, no customer accounted for 10% or more of sales.

SALES BACKLOG

  The Company's backlog, calculated as the aggregate of sales prices of orders received from customers, less revenue recognized, was approximately $60,500,000 at February 28, 1998, as compared with approximately $44,000,000 at February 28, 1997. Approximately 80% of the February 28, 1998, backlog is anticipated to be realized as revenue in 1998.

GEOGRAPHIC INFORMATION AND EXPORT SALES

  The following table presents information about the Company's operations in different geographic areas for the indicated years (in thousands):

                                       YEAR ENDED DECEMBER 31, 1997
                             --------------------------------------------------
                                                 CANADA
                               U.S.    EUROPE   AND OTHER ELIMINATIONS  TOTAL
                             --------  -------  --------- ------------ --------
Sales:
  Unaffiliated customers.... $ 85,213  $31,370   $ 1,123    $   --     $117,706
  Inter-area transfers......    2,751    1,683       --      (4,434)        --
                             --------  -------   -------    -------    --------
                             $ 87,964  $33,053   $ 1,123    $(4,434)   $117,706
                             ========  =======   =======    =======    ========
Operating loss.............. $(14,248) $  (375)  $(1,175)   $   --     $(15,798)
                             ========  =======   =======    =======    ========
Identifiable assets......... $ 71,388  $13,793   $   342    $   --     $ 85,523
                             ========  =======   =======    =======    ========
                                       YEAR ENDED DECEMBER 31, 1996
                             --------------------------------------------------
                                                 CANADA
                               U.S.    EUROPE   AND OTHER ELIMINATIONS  TOTAL
                             --------  -------  --------- ------------ --------
Sales:
  Unaffiliated customers.... $ 85,923  $28,743   $ 1,842    $   --     $116,508
  Inter-area transfers......    2,476    2,220       173     (4,869)        --
                             --------  -------   -------    -------    --------
                             $ 88,399  $30,963   $ 2,015    $(4,869)   $116,508
                             ========  =======   =======    =======    ========
Operating loss.............. $ (1,008) $  (927)  $(1,213)   $   --     $ (3,148)
                             ========  =======   =======    =======    ========
Identifiable assets......... $ 73,624  $15,233   $ 2,184    $   --     $ 91,041
                             ========  =======   =======    =======    ========
                                       YEAR ENDED DECEMBER 31, 1995
                             --------------------------------------------------
                                                 CANADA
                               U.S.    EUROPE   AND OTHER ELIMINATIONS  TOTAL
                             --------  -------  --------- ------------ --------
Sales:
  Unaffiliated customers.... $ 64,916  $14,763   $   392    $   --     $ 80,071
  Inter-area transfers......      586      230       208     (1,024)        --
                             --------  -------   -------    -------    --------
                             $ 65,502  $14,993   $   600    $(1,024)   $ 80,071
                             ========  =======   =======    =======    ========
Operating loss.............. $ (2,488) $(2,182)  $(1,372)   $   --     $ (6,042)
                             ========  =======   =======    =======    ========
Identifiable assets......... $ 78,863  $12,803   $ 1,713    $   --     $ 93,379
                             ========  =======   =======    =======    ========

  Sales and transfers between geographic areas were generally priced to recover cost plus an appropriate mark-up for profit. These inter-area transfers were eliminated from consolidated sales.

  United States export sales summarized by geographic area are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997        1996        1995
                                            ----------- ----------- -----------
The Americas (excluding the U.S.).......... $ 6,509,000 $ 7,998,000 $ 6,593,000
Far East...................................   3,630,000   5,434,000   3,938,000
Europe.....................................   1,416,000   1,340,000   2,867,000
                                            ----------- ----------- -----------
                                            $11,555,000 $14,772,000 $13,398,000
                                            =========== =========== ===========

GOVERNMENT REGULATION

  The Federal Communications Commission ("FCC") regulates the radio frequency emissions of electronic devices in the United States. The FCC generally requires that certain of the Company's products be issued a grant of equipment authorization before the products may be marketed for use in the United States (i.e., imported, sold, leased or advertised for sale or lease). To date, the TSG's and ESG's products have been demonstrated to operate within the FCC's regulatory standards. Furthermore, the FCC requires that a license be obtained for each site at which certain of the TSG's products are to be installed or used. Neither the TSG, the ESG, nor to the Company's knowledge, their customers, have experienced any material difficulty in operating the products in compliance with relevant FCC regulations or in obtaining the necessary site licenses.

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

  The Company's products are required to operate within established national and international standards for electrical safety and radio frequency non-ionizing radiation emissions promulgated by, among others, the European Union, the FCC, the Occupational Safety and Health Administration and the International Electrotechnical Commission. In addition, there are other applicable safety standards such as those of the Underwriters Laboratories.

ITEM 2. PROPERTIES.

  The Company leases approximately 60,000 square feet of space for its and the TSG's corporate offices and a branch office for the ESG in Dallas, Texas, under a lease that expires in November 2007. The TSG also owns an approximately 75,000 square foot manufacturing, product engineering, and research and development facility located on an 8.33 acre site in Albuquerque, New Mexico. The ESG has two facilities used for manufacturing and corporate offices in Cambridge, England, of approximately 15,800 and 11,800 square feet under, respectively, a lease expiring in 2005 with a termination option in December 2000, and a 125-year ground lease that commenced in September 1979. The ESG also has two facilities used for corporate offices in Reading, England, of approximately 23,200 and 13,400 square feet under 25-year ground leases that commenced in 1979. In addition, the ESG leases an approximately 48,000 square foot corporate office and product assembly facility in Simi Valley, California, under a five-year lease that commenced in October 1995. The Company also leases a variety of smaller office spaces in various locations throughout the United States, Europe, and Australia.

ITEM 3. LEGAL PROCEEDINGS.

  None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock trades on The Nasdaq Stock Market under the symbol AMTC. The following table shows the high and low sales prices by quarter for 1997 and 1996. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                                                            1997        1996
                                                         ----------- -----------
     QUARTER ENDED                                       HIGH   LOW  HIGH   LOW
     -------------                                       ----- ----- ----- -----
     March 31........................................... $8.38 $5.63 $6.75 $5.13
     June 30............................................ $6.13 $4.00 $9.88 $5.38
     September 30....................................... $5.13 $4.25 $8.38 $5.50
     December 31........................................ $5.63 $3.69 $8.25 $5.75

  Effective November 3, 1997, the Company and UNOVA entered into an agreement whereby UNOVA purchased 2,211,900 shares of the Company's common stock for $10,000,000 in a private placement transaction. See "PART I, ITEM 1., OVERVIEW." The shares were issued in a transaction exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D thereunder. The proceeds realized from the issuance of the shares are being used for the Company's general working capital purposes. The shares issued to UNOVA carry piggyback registration rights and three demand registration rights. The demand registration rights are immediately exercisable, but may not be exercised unless the gross proceeds of sale are expected to yield at least $8,000,000. The demand registration rights expire on the fifth anniversary of the issuance of the shares or at such time as UNOVA ceases to hold at least 5% of the Company's outstanding shares, whichever is earlier.

  At February 27, 1998, there were 16,944,563 shares of common stock outstanding held by 678 stockholders of record. On that date, the last reported sales price of the common stock was $3.44.

  The Company suspended its payment of dividends after the quarter ended March 31, 1995. Future dividends, if any, are dependent on the Company's future earnings, capital requirements, and overall financial condition.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the years in the five-year period ended December 31, 1997, which are derived from the consolidated financial statements of the Company and its subsidiaries, which have been audited. The consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, and the report of Ernst & Young LLP thereon are included elsewhere in this Annual Report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                             YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                      1997      1996    1995(3)   1994    1993
                                    --------  --------  -------  ------- -------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales.............................  $117,706  $116,508  $80,071  $61,457 $59,424
Operating costs and expenses(1):
  Cost of sales...................    80,557    68,055   53,656   31,288  28,678
  Research and development........    11,332    10,314    9,334    6,222   4,407
  Marketing, general and
   administrative.................    41,615    41,287   23,123   13,991  13,978
                                    --------  --------  -------  ------- -------
                                     133,504   119,656   86,113   51,501  47,063
                                    --------  --------  -------  ------- -------
Operating income (loss)...........   (15,798)   (3,148)  (6,042)   9,956  12,361
Investment income.................     1,133     3,065    2,308    2,104   1,735
Interest expense..................       (65)     (272)    (181)     --      --
                                    --------  --------  -------  ------- -------
Income (loss) before income taxes
 and cumulative effect of change
 in accounting for income taxes...   (14,730)     (355)  (3,915)  12,060  14,096
Provision for income taxes(2).....     2,887       289      172    4,398   3,729
                                    --------  --------  -------  ------- -------
Income (loss) before cumulative
 effect of change in accounting
 for income taxes.................   (17,617)     (644)  (4,087)   7,662  10,367
Cumulative effect of change in
 accounting for income taxes......       --        --       --       --    6,000
                                    --------  --------  -------  ------- -------
Net income (loss).................  $(17,617) $   (644) $(4,087) $ 7,662 $16,367
                                    ========  ========  =======  ======= =======
Earnings (loss) per share(4)(5)
 Basic............................  $  (1.17) $  (0.04) $ (0.28) $  0.52 $  1.13
 Diluted..........................  $  (1.17) $  (0.04) $ (0.28) $  0.52 $  1.11
Shares used in computing earnings
 (loss) per share
 Basic............................    15,081    14,637   14,655   14,596  14,471
 Diluted..........................    15,081    14,637   14,655   14,764  14,756
Cash dividends declared per common
 share............................       --        --   $  0.02  $  0.08 $  0.06
BALANCE SHEET DATA:
Working capital...................  $ 38,465  $ 43,047  $49,349  $63,558 $47,625
Total assets......................    85,523    91,041   93,379   80,622  76,720
Total stockholders' equity........    63,696    71,756   72,561   75,336  66,805
Stockholders' equity per share....      3.76      4.87     4.97     5.16    4.59

--------
(1) Operating costs and expenses for 1997 include special charges of $3.8 million related to the disposition of the Company's Interactive Data Group and a $5.7 million contract loss provision related to a multi-year implementation of an electronic toll collection system by the Company's Transportation Systems Group.
(2) In 1997, the provision for income taxes includes $4.7 million representing the effect of establishing a valuation allowance for U.S. deferred tax assets at the end of the second quarter.
(3) In 1995, the Company acquired Cotag International Limited, Cardkey Systems, Inc., Cardkey Systems Limited (collectively, the Company's Electronic Security Group) and WaveNet International, Inc., which established the Company's Interactive Data Group.
(4) Amount for 1993 includes the cumulative effect of a change in accounting for income taxes which increased basic and diluted earnings per share by $0.41 and $0.40, respectively.
(5) Earnings per share amounts for all periods have been restated and presented to conform to Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company is currently organized into two market-oriented groups. The Transportation Systems Group ("TSG"), which includes Amtech Systems Corporation, Amtech World Corporation and Amtech International S.A., develops and provides high-frequency radio frequency identification solutions to the transportation markets. These markets include electronic toll and traffic management ("ETTM"), rail, airport, parking and access control, intermodal and motor freight. In October 1996, the Company acquired the remaining 51% interest in its European joint venture, Amtech International S.A. Prior to October 1996, the Company accounted for its investment in Amtech International using the equity method of accounting. Since October 1996, the Company has included 100% of Amtech International's accounts in its consolidated financial statements.

  The Electronic Security Group ("ESG"), which focuses on products and services for electronic access control applications, includes Amtech Europe Limited and Cardkey Systems, Inc. Amtech Europe Limited combines Cotag International Limited (acquired in January 1995) and Cardkey Systems Limited (acquired in August 1995 along with Cardkey Systems, Inc.). The 1995 acquisitions impact the comparability of the Company's 1996 results with those of 1995.

  The Interactive Data Group ("IDG"), consisting of WaveNet, Inc. and WaveNet International, Inc. (collectively, "WaveNet"), was an enterprise started in 1995 to develop a line of products targeted to the interactive data marketplace consisting of mobile radio frequency data communications terminals using wireless local area networks for use in portable computing in logistics, warehousing, transportation, and medical applications. The Company sold its IDG business in late 1997 and recorded special charges of $3,725,000 for employee severance costs, winding-up of operating activities and the writedown of assets to their net realizable values.

RESULTS OF OPERATIONS

 Comparison of the Year Ended December 31, 1997 to the Year Ended December 31, 1996

  Sales--Sales increased slightly from $116,508,000 in 1996 to $117,706,000 in 1997. Sales for the ESG increased from $63,393,000 in 1996 to $65,265,000 in 1997 primarily in its U.S.-based operations. The TSG's sales decreased from $51,490,000 in 1996 to $50,745,000 in 1997 as sales under a single systems integration services contract decreased from $12,682,000 in 1996 to $5,277,000 in 1997, which was substantially offset by inclusion of the sales of Amtech International S.A. for the full year.

  Gross profit--Gross profit as a percentage of sales decreased from 42% in 1996 to 32% in 1997, primarily due to a 1997 contract loss provision of $5,700,000 related to the TSG's Florida Department of Transportation ("FDOT") electronic toll collection system contract attributable primarily to schedule delays and projected increases in design and installation costs. Also affecting the decrease are special charges of $1,800,000 to adjust certain IDG assets to their net realizable values. Excluding the effect of these special charges, the Company's gross profit margin would have been 38% in 1997. The TSG's gross profit margin decreased from 37% in 1996 to 32% in 1997, exclusive of the special contract charge in 1997, primarily due to a reduction in the percentage of TSG sales attributable to its manufactured products, and a larger percentage of TSG sales being attributable to lower margin systems integration project work in the ETTM market. The ESG's gross profit margin was 41% in 1997 compared to 42% in 1996.

  In the first quarter of 1997, the TSG was awarded a multi-year contract by the FDOT for an estimated $38,600,000 to design, install, and maintain a state-of-the-art electronic toll collection system. At year end 1997, while only approximately 10% of the projected overall contract cost has been incurred, management's estimate of the costs to complete the contract exceeds the contract revenues by approximately $5,700,000. As a result, the Company recorded a fourth quarter 1997 contract loss provision of $5,700,000 which will cause gross profit margins in 1998, 1999, and 2000 to be negatively impacted as significant FDOT revenues are recorded with no margin. The on-going assessment of the estimated costs to complete this multi-year contract requires significant judgment by management. Actual results could differ from current estimates.

  Research and development--Research and development expenses increased by 10% from $10,314,000 in 1996 to $11,332,000 in 1997, primarily due to an increase in development activities in the TSG including its next generation read/write electronic toll collection products. Expenditures by the TSG increased from $5,183,000 in 1996 to $6,698,000 in 1997. This increase was partially offset by a reduction of approximately $450,000 in IDG expenditures due to its disposal in 1997.

  Marketing, general and administrative--Marketing, general and administrative expenses increased less than 1% from $41,287,000 in 1996 to $41,615,000 in 1997. The increase is primarily due to special charges of $1,725,000 relating to the IDG for employee severance costs, winding-up of operating activities and adjusting certain assets to their estimated net realizable values. This increase was partially offset by an $843,000 decrease attributable to the TSG and ESG for certain cost reductions and overall expense controls affecting discretionary expenditures.

  Operating loss--As a result of the foregoing, the Company experienced total operating losses of $15,798,000 in 1997 as compared to $3,148,000 in 1996. Only the ESG recorded a profit from operations in 1997.

  Investment income--Investment income decreased from $3,065,000 in 1996 to $1,133,000 in 1997, primarily attributable to non-recurring gains of $2,150,000 realized in 1996 from the sale of remaining U.S. corporate equity securities in the Company's investment portfolio.

  Income taxes--The provision for income taxes in 1997 of $2,887,000 is different from the U.S. statutory rate of 34%, primarily due to providing a valuation allowance for all of the Company's U.S. deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." In 1997, in light of continued operating losses, the Company determined that future taxable income in the U.S. was uncertain. The provision for income taxes in 1996 of $289,000 is different from the U.S. statutory rate of 34%, primarily due to the effect of certain goodwill not being deductible for tax purposes, state taxes, and unbenefitted foreign losses.

  Net loss--As a result of the foregoing, the Company experienced a net loss of $17,617,000 in 1997 compared to a net loss of $644,000 in 1996.

 Comparison of the Year Ended December 31, 1996 to the Year Ended December 31, 1995

  Sales--Sales increased by 45% from $80,071,000 in 1995 to $116,508,000 in
1996, primarily as a result of the acquisition of Cardkey in August 1995. In 1995, the ESG included post-acquisition sales of $31,687,000 as compared to $63,393,000 for the entire twelve month period in 1996. The TSG sales increased 9% from $47,348,000 in 1995 to $51,490,000 in 1996, which includes
$16,942,000 and $12,682,000, respectively, from a single systems integration services contract. IDG's initial start-up sales in 1996 were $762,000.

  Gross profit--Gross profit as a percentage of sales increased from 33% in 1995 to 42% in 1996, primarily due to an increase in ESG's gross profit margin from 33% in 1995 to 42% in 1996. The ESG improvement results primarily from a combination of targeting higher-margin business and enhancing operational efficiencies, and the 1995 disposition of certain operations unrelated to Cardkey's core business that yielded lower margins. Also contributing to the overall increase is an improvement in the TSG gross profit margin from 31% in 1995 to 37% in 1996, primarily as a result of a greater percentage of sales being attributable to the Company's manufactured products.

  Research and development--Research and development expenses increased by 10% from $9,334,000 in 1995 to $10,314,000 in 1996, primarily due to a full year of ESG expenses in 1996 from the acquisition of Cardkey and an increase in product development activities in the IDG. Expenses in 1995 include one-time charges of $1,382,000 for purchased in-process research and development as a result of the Cardkey and WaveNet acquisitions.

  Marketing, general and administrative--Marketing, general and administrative expenses increased 79% from $23,123,000 in 1995 to $41,287,000 in 1996. The increase was primarily attributable to increased ESG expenditures from $10,642,000 in 1995 to $23,628,000 in 1996 as a result of the Cardkey acquisition. In addition, the Company's pro-rata share of the losses attributable to its European joint venture, Amtech International S.A., prior to its acquisition by the TSG in October 1996 increased from $535,000 in 1995 to $1,301,000 in 1996 primarily due to a decline in sales in that market. Additionally, the IDG began building a sales and administrative infrastructure in 1996 resulting in $1,942,000 of expenditures. Also contributing to the increase was an expense of $446,000 recognized by the Company relating to stock options granted in December 1995 to certain of the Company's outside directors under a plan that was approved by the shareholders on April 25, 1996.

  Operating loss--As a result of the foregoing, the Company reduced its operating loss of $6,042,000 in 1995 to $3,148,000 in 1996. Excluding corporate holding company expenses, the ESG and TSG were profitable for the year after sustaining losses in 1995. These improvements were offset by the increased losses experienced by the IDG due to low initial sales volumes, continuing product development efforts and the building of a sales and administrative infrastructure to support new product introductions.

  Investment income--Investment income increased from $2,308,000 in 1995 to $3,065,000 in 1996. The increase is primarily attributable to an increase in the gains realized from the sale of corporate equity securities from $1,040,000 in 1995 to $2,150,000 in 1996. The effect of a reduction in invested cash and marketable securities resulting from the Company's 1995 business acquisitions partially offset the overall increase.

  Income taxes--The provision for income taxes in 1996 of $289,000 is different from the U.S. statutory rate of 34%, primarily due to the effect of certain goodwill not being deductible for tax purposes, state taxes and unbenefitted foreign losses. The provision for income taxes in 1995 of $172,000 is different from the U.S. statutory rate of 34%, primarily due to the effect of unbenefitted foreign losses.

  Net loss--As a result of the foregoing, the Company experienced a net loss of $644,000 in 1996 compared to a net loss of $4,087,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company's principal source of liquidity is its net working capital position of $38,465,000. The Company's cash position increased significantly in November 1997 when UNOVA purchased 2,211,900 shares of the Company's common stock for $10,000,000. The Company has no significant borrowings and believes a significant working capital line of credit could be obtained if desired. For the year ended December 31, 1997, the Company used cash of $5,332,000 for operating activities, primarily to fund operating losses, including approximately $5,600,000 related to the IDG which was sold in late 1997.

  The Company believes that its existing net working capital position and other capital funding alternatives will be sufficient to meet the capital requirements for the current businesses for the next two years. The Company's near-term liquidity will be impacted by the investment of up to $3,600,000 in 1998 for property and equipment and the requirement for several million dollars of working capital to support large systems integration services contracts of the TSG. Additionally, cash flow will be negatively impacted in 1998, 1999 and 2000 by an estimated $5,700,000, representing expected costs to be incurred in excess of revenues to be received on the FDOT electronic toll collection system contract. The provisions of a former executive's severance agreement and various stock options resulted in a first quarter 1998 expense charge of approximately $1,000,000, including a cash payment of approximately $650,000.

IMPACT OF THE YEAR 2000

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

  Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its internal management information software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company expects to purchase property and equipment of up to $400,000 in 1998 which will enhance the Company's operations as well as remedy the Year 2000 Issue. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its internal computer systems.

  Certain of the Company's products have software which may require modification to enable the products to function properly with respect to dates in the Year 2000 and thereafter. The ESG has reviewed the products it has sold or is currently selling and believes it has no material liability related to the Year 2000 Issue. The TSG has not completed its assessment of the Year 2000 Issue as it relates to its products.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), both effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements and is not expected to have a significant impact on the Company. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Company will adopt the new requirements retroactively in 1998. The Company's results of operations and cash flows will not be affected by the adoption of SFAS 131.

RISKS AND UNCERTAINTIES

  The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Annual Report on Form 10-K contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the following:

  ESG OPERATIONS. The continuing profitability of the Company's ESG is dependent upon certain factors, including the ability of the ESG to sustain current gross margin levels by (i) achieving planned margins in export markets in light of exchange rate movements; (ii) maintaining current levels of operational efficiency in field installation and maintenance; (iii) controlling manufacturing and purchasing costs; and (iv) maintaining the current ratio of proprietary ESG products to third-party products and systems.

  TSG OPERATIONS. The TSG's profitability is dependent upon the ability of the TSG to (i) increase the sales of its higher margin, manufactured products;
(ii) win and perform in a timely and cost-effective manner an acceptable share of public agency procurements for large-scale toll collection systems; and
(iii) successfully implement on a large scale its PassKey Payment Services(TM) product, a new financial clearinghouse for parking garage and other RFID payment transactions. The Company has capitalized approximately $3,200,000 in software costs for the PassKey software, and if the Company is not successful in implementing the PassKey program on a large scale, it may be required to write off all or a portion of this software.

  PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE. The Company's growth depends in part on the development and market acceptance of new products and the procurement of new customers. There is no assurance that the Company will continue to develop successful products, that delays in product introduction will not be experienced, or that once such products are introduced, the market will accept them.

  GOVERNMENT REGULATION AND STANDARDS. The Company's business and products are subject to government regulation, principally by the FCC, and are subject to a variety of national and international standards. Sale of the Company's products in foreign jurisdictions may require the approval of domestic and foreign regulatory agencies, which may impede or preclude the Company's efforts to penetrate such markets. New regulations and standards could be adopted that might negatively impact the Company's business and products.

  SINGLE-SOURCED COMPONENTS. The Company relies on a single supplier for certain components included in its products, including application specific integrated circuits used in certain of the TSG's products. A sudden disruption in supply from the integrated circuit supplier and any other suppliers could adversely affect the Company's ability to deliver finished products on time.

  COMPETITION AND TECHNOLOGICAL CHANGE. Certain of the Company's markets are highly competitive. The Company competes with many larger companies that have access to greater capital, research and development, marketing, distribution, and other resources than the Company. In addition, this market is characterized by extensive research efforts and rapid product development and technological change that could render the Company's products obsolete or noncompetitive.

  INTELLECTUAL PROPERTY RIGHTS. The Company relies in part on patents, trade secrets, and proprietary technology to remain competitive. It may be necessary to defend these rights or to defend against claims that the Company is infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive.

  FDOT CONTRACT. Actual costs to complete the FDOT contract could vary significantly from management's current cost estimates. See "ITEM 7., RESULTS OF OPERATIONS."

  INTERNATIONAL SALES. A significant portion of the Company's sales are made internationally. International trade is subject to numerous risks, including labor strikes, shipping delays, currency risk, political or economic instability, military action, and export and import regulations and embargoes. The Company believes that the strength of the United Kingdom pound sterling in relation to other European currencies had an adverse impact on its United Kingdom-based ESG operations in 1997 by making Cotag and Cardkey exports from the United Kingdom into continental Europe much less competitive. The Company also believes that the ongoing economic crisis in Asia could have an adverse effect in 1998 across the Company as a whole.

  YEAR 2000 COMPLIANCE. As noted, the Company's TSG has not completed its assessment of the TSG's products for Year 2000 compliance, and there is no assurance that the costs of Year 2000 compliance will not be significant. The estimated costs of Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions about future events, including the continued availability of certain resources and other factors. However, actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

  OTHER UNCERTAINTIES. Other operating, financial or legal risks or uncertainties are discussed in this Form 10-K in specific contexts and in the Company's other periodic SEC filings. The Company is, of course, also subject to general economic risks, the risk of interruption in the source of supply, the risk of loss of a major customer, dependence on key personnel, and other risks and uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item begins on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item is incorporated by reference from the section "MANAGEMENT--Directors and Executive Officers" in the Company's 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference from the section "MANAGEMENT--Compensation of Directors and Executive Officers" in the Company's 1998 Proxy Statement. Information in the section and subsection titled "REPORT OF BOARD OF DIRECTORS ON ANNUAL COMPENSATION" and "Performance Graph" is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference from the section "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference from the section "MANAGEMENT--Compensation of Directors and Executive Officers-- Transactions with Management and Related Parties" in the Company's 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

  See Index to Consolidated Financial Statements on page F-1 hereof.

(A)(2) FINANCIAL STATEMENT SCHEDULES

  All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

(A)(3) EXHIBITS

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
     3.1*    -- Articles of Incorporation of the Company, together with all amendments thereto.
     3.2     -- Restated Bylaws of the Company, dated February 25, 1997. Filed under exhibit number 3.2 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1996, and incorporated herein by reference.
     4.1     -- Specimen Certificate for Common Stock of the Company. Filed
               under exhibit number 4.1 in the Company's Registration Statement on Form S-1 (Commission No. 33-31209) and incorporated herein by reference.
    10.1*    -- 1990 Stock Option Plan of the Company.
    10.2     -- Amended and Restated 1992 Stock Option Plan of the Company.
               Filed under exhibit number 10.1 to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended March 31,
               1996, and incorporated herein by reference.
    10.3     -- 401(k) Retirement Plan of the Company and related Adoption
               Agreement. Filed under exhibit number 10.5 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
    10.4     -- Amended and Restated 1995 Long-Term Incentive Plan of the
               Company. Filed under exhibit number 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               March 31, 1996, and incorporated herein by reference.
    10.5     -- 1996 Directors' Stock Option Plan of the Company. Filed under
               Annex I in the Company's Proxy Statement for the Annual Meeting
               of Shareholders held April 25, 1996, and incorporated herein by reference.
    10.6     -- 1996 Employee Stock Purchase Plan of the Company. Filed under
               Annex II in the Company's Proxy Statement for the Annual Meeting
               of Shareholders held April 25, 1996, and incorporated herein by reference.
    10.7     -- Director Retainer Plan. Filed under exhibit number 10.2 to the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993, and incorporated herein by reference.
    10.8     -- Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and G. Russell Mortenson. Filed under exhibit number
               10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
    10.9     -- Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Jeremy A. Landt. Filed under exhibit number
               10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
    10.10    -- Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Steve M. York. Filed under exhibit number 10.28 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996, and incorporated herein by reference.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
    10.11    -- Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Stuart M. Evans. Filed under exhibit number
               10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
    10.12    -- Severance Agreement, dated November 4, 1996, between Amtech
               Corporation and Michael H. Wolpert. Filed under exhibit number
               10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
    10.13    -- Lease Agreement, dated November 14, 1996, between Amtech
               Corporation and Rosemeade Office Development, L.P. Filed under exhibit number 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
    10.14    -- 1997 Executive Management Cash Bonus Plan. Filed under exhibit number 10.1 to the Company's Quarterly Report on Form 10-Q for
               the quarterly period ended March 31, 1997, and incorporated herein by reference.
    10.15    -- Agreement between Amtech Corporation and UNOVA, Inc., dated as of October 31, 1997. Filed under exhibit number 10.1 to the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, and incorporated herein by reference.
    21.1*    -- Subsidiaries of the Company.
    23.1*    -- Consent of Independent Auditors.
    24.1     -- Power of Attorney (included on page 18 of this Annual Report on
               Form 10-K).
    27.1*    -- Financial Data Schedule.

--------
* Filed herewith

(B) REPORTS ON FORM 8-K

  No reports of the registrant on Form 8-K have been filed with the SEC during the three months ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DALLAS, STATE OF TEXAS, ON MARCH 31, 1998.


                                          Amtech Corporation

                                                     /s/ Steve M. York
                                          By: _________________________________
                                                       Steve M. York
                                                   Senior Vice President,
                                           Chief Financial Officer and Treasurer

                               POWER OF ATTORNEY

  We, the undersigned directors and officers of Amtech Corporation (the "Company"), do hereby severally constitute and appoint David P. Cook and Steve
M. York, and each or either of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the SEC, granting unto said attorneys and agents, and each or either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

          /s/ David P. Cook            Chairman, President      March 31, 1998
-------------------------------------   and Chief Executive
           (DAVID P. COOK)              Officer (Principal
                                        Executive Officer)

          /s/ Steve M. York            Senior Vice              March 31, 1998
-------------------------------------   President, Chief
           (STEVE M. YORK)              Financial Officer
                                        and Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Stuart M. Evans           Director                 March 31, 1998
-------------------------------------
          (STUART M. EVANS)

        /s/ Michael E. Keane           Director                 March 31, 1998
-------------------------------------
         (MICHAEL E. KEANE)

       /s/ Dr. Jeremy A. Landt         Director                 March 31, 1998
-------------------------------------
        (DR. JEREMY A. LANDT)

        /s/ James S. Marston           Director                 March 31, 1998
-------------------------------------
         (JAMES S. MARSTON)

     /s/ Antonio R. Sanchez, Jr.       Director                 March 31, 1998
-------------------------------------
      (ANTONIO R. SANCHEZ, JR.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors............................................ F-2
Consolidated Balance Sheets at December 31, 1997 and 1996................. F-3
Consolidated Statements of Operations for the years ended December 31,
 1997, 1996 and 1995...................................................... F-4
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996 and 1995......................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995...................................................... F-6
Notes to Consolidated Financial Statements................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders Amtech Corporation

  We have audited the accompanying consolidated balance sheets of Amtech Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amtech Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           Ernst & Young LLP

Dallas, Texas
February 27, 1998

                               AMTECH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1997         1996
                                                      ------------  -----------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.........................  $ 15,163,000  $ 5,296,000
  Short-term marketable securities..................     1,010,000   11,852,000
  Accounts receivable, net of allowance for doubtful
   accounts of $1,113,000 in 1997 and $1,006,000 in
   1996.............................................    31,559,000   28,030,000
  Inventories.......................................    11,759,000   13,497,000
  Deferred income taxes.............................           --     2,401,000
  Prepaid expenses..................................       801,000    1,256,000
                                                      ------------  -----------
    Total current assets............................    60,292,000   62,332,000
Property and equipment, net.........................    12,743,000   14,644,000
Intangible assets, net of amortization of $2,134,000
 in 1997 and $1,407,000 in 1996.....................     6,746,000    8,214,000
Deferred income taxes...............................           --     1,003,000
Other assets........................................     5,742,000    4,848,000
                                                      ------------  -----------
                                                      $ 85,523,000  $91,041,000
                                                      ============  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable..................................  $  6,167,000  $ 6,815,000
  Note payable......................................           --     1,839,000
  Accrued expenses..................................    13,832,000    8,391,000
  Deferred income...................................     1,828,000    2,240,000
                                                      ------------  -----------
    Total current liabilities.......................    21,827,000   19,285,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1 par value, 10,000,000 shares
   authorized; none outstanding.....................           --           --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized; 17,024,563 issued, 16,944,563
   outstanding in 1997 and 14,802,663 issued,
   14,722,663 outstanding in 1996...................       170,000      148,000
  Additional paid-in capital........................    86,045,000   76,510,000
  Treasury stock, at cost...........................      (393,000)    (393,000)
  Accumulated deficit...............................   (22,126,000)  (4,509,000)
                                                      ------------  -----------
    Total stockholders' equity......................    63,696,000   71,756,000
                                                      ------------  -----------
                                                      $ 85,523,000  $91,041,000
                                                      ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AMTECH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1997          1996         1995
                                       ------------  ------------  -----------
Sales................................  $117,706,000  $116,508,000  $80,071,000
Operating costs and expenses:
  Cost of sales......................    80,557,000    68,055,000   53,656,000
  Research and development...........    11,332,000    10,314,000    9,334,000
  Marketing, general and administra-
   tive..............................    41,615,000    41,287,000   23,123,000
                                       ------------  ------------  -----------
                                        133,504,000   119,656,000   86,113,000
                                       ------------  ------------  -----------
Operating loss.......................   (15,798,000)   (3,148,000)  (6,042,000)
Investment income....................     1,133,000     3,065,000    2,308,000
Interest expense.....................       (65,000)     (272,000)    (181,000)
                                       ------------  ------------  -----------
Loss before provision for income tax-
 es..................................   (14,730,000)     (355,000)  (3,915,000)
Provision for income taxes...........     2,887,000       289,000      172,000
                                       ------------  ------------  -----------
Net loss.............................  $(17,617,000) $   (644,000) $(4,087,000)
                                       ============  ============  ===========
Basic and diluted loss per share.....  $      (1.17) $      (0.04) $     (0.28)
                                       ============  ============  ===========
Shares used in computing basic and
 diluted loss per share..............    15,080,669    14,636,605   14,654,681
                                       ============  ============  ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                               AMTECH CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          UNREALIZED
                                                          GAIN (LOSS)               RETAINED
                            COMMON STOCK     ADDITIONAL       ON                    EARNINGS        TOTAL
                         -------------------   PAID-IN    MARKETABLE   TREASURY   (ACCUMULATED  STOCKHOLDERS'
                           SHARES    AMOUNT    CAPITAL    SECURITIES     STOCK      DEFICIT)       EQUITY
                         ---------- -------- -----------  -----------  ---------  ------------  -------------
Balance, December 31,
 1994................... 14,607,408 $146,000 $75,086,000  $  (411,000) $     --   $    515,000  $ 75,336,000
 Exercise of stock
  options for cash......     77,628    1,000     300,000          --         --            --        301,000
 Payment of cash
  dividends ($0.02 per
  share)................        --       --          --           --         --       (293,000)     (293,000)
 Tax benefit from
  exercise of stock
  options...............        --       --      101,000          --         --            --        101,000
 Unrealized gain on
  marketable securities
  (net of tax effect of
  $892,000).............        --       --          --     1,734,000        --            --      1,734,000
 Purchase of treasury
  stock (80,000
  shares)...............        --       --          --           --    (393,000)          --       (393,000)
 Other..................        --       --     (138,000)         --         --            --       (138,000)
 Net loss...............        --       --          --           --         --     (4,087,000)   (4,087,000)
                         ---------- -------- -----------  -----------  ---------  ------------  ------------
Balance, December 31,
 1995................... 14,685,036  147,000  75,349,000    1,323,000   (393,000)   (3,865,000)   72,561,000
 Exercise of stock
  options for cash......    117,627    1,000     112,000          --         --            --        113,000
 Tax benefit from
  exercise of stock
  options...............        --       --       35,000          --         --            --         35,000
 Stock option
  compensation..........        --       --      446,000          --         --            --        446,000
 Realized gain on
  marketable securities
  (net of tax effect of
  $681,000).............        --       --          --    (1,323,000)       --            --     (1,323,000)
 Other..................        --       --      568,000          --         --            --        568,000
 Net loss...............        --       --          --           --         --       (644,000)     (644,000)
                         ---------- -------- -----------  -----------  ---------  ------------  ------------
Balance, December 31,
 1996................... 14,802,663  148,000  76,510,000          --    (393,000)   (4,509,000)   71,756,000
 Stock option
  compensation..........     10,000      --       92,000          --         --            --         92,000
 Sale of common stock,
  net of expenses.......  2,211,900   22,000   9,945,000          --         --            --      9,967,000
 Other..................        --       --     (502,000)         --         --            --       (502,000)
 Net loss...............        --       --          --           --         --    (17,617,000)  (17,617,000)
                         ---------- -------- -----------  -----------  ---------  ------------  ------------
Balance, December 31,
 1997................... 17,024,563 $170,000 $86,045,000  $       --   $(393,000) $(22,126,000) $ 63,696,000
                         ========== ======== ===========  ===========  =========  ============  ============


  The accompanying notes are an integral part of these consolidated financial statements

                               AMTECH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net loss............................  $(17,617,000) $   (644,000) $ (4,087,000)
 Adjustments to reconcile net loss to
  net cash used by
  operating activities:
  Depreciation and amortization......     5,017,000     4,605,000     3,614,000
  Deferred income taxes..............     3,404,000       (91,000)     (603,000)
  Realized gain on sale of marketable
   securities........................           --     (2,150,000)   (1,040,000)
  Stock option compensation..........           --        446,000           --
  Tax benefit from exercise of stock
   options...........................           --         35,000       101,000
  Purchased in-process research and
   development.......................           --            --      1,382,000
  Changes in operating assets and
   liabilities:
   Accounts receivable...............    (4,045,000)   (2,284,000)   (4,062,000)
   Inventories.......................     1,738,000    (2,114,000)    2,788,000
   Prepaid expenses..................       455,000      (531,000)      280,000
   Intangibles and other assets......     1,335,000    (1,871,000)      603,000
   Accounts payable and accrued
    expenses.........................     4,793,000     1,417,000     1,629,000
   Deferred income...................      (412,000)     (268,000)   (1,233,000)
                                       ------------  ------------  ------------
    Net cash used by operating
     activities......................    (5,332,000)   (3,450,000)     (628,000)
Cash flows from investing activities:
  Purchases of property and
   equipment, net....................    (2,167,000)   (4,184,000)   (3,315,000)
  Purchase of Cardkey Systems, net of
   cash acquired.....................    (1,868,000)     (952,000)  (15,096,000)
  Purchase of Cotag International
   Limited...........................           --            --     (5,784,000)
  Purchase of WaveNet International
   Inc., net of cash acquired........           --            --       (428,000)
  Purchases of marketable
   securities........................    (4,916,000)  (14,729,000)   (3,000,000)
  Sales and maturities of marketable
   securities........................    15,758,000    13,191,000    32,193,000
  Increase in other assets...........    (1,681,000)   (1,884,000)      (79,000)
  Other..............................           --       (599,000)          --
                                       ------------  ------------  ------------
    Net cash provided (used) by
     investing activities............     5,126,000    (9,157,000)    4,491,000
Cash flows from financing activities:
  Proceeds from sale of common stock,
   net of expenses...................     9,967,000           --            --
  Payment of cash dividends..........           --            --       (293,000)
  Proceeds from exercise of stock
   options...........................           --        113,000       301,000
  Purchase of treasury stock.........           --            --       (393,000)
                                       ------------  ------------  ------------
    Net cash provided (used) by
     financing activities............     9,967,000       113,000      (385,000)
Effect of exchange rate changes on
 cash and cash equivalents...........       106,000       121,000       (26,000)
                                       ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents.........................     9,867,000   (12,373,000)    3,452,000
Cash and cash equivalents, beginning
 of year.............................     5,296,000    17,669,000    14,217,000
                                       ------------  ------------  ------------
Cash and cash equivalents, end of
 year................................  $ 15,163,000  $  5,296,000  $ 17,669,000
                                       ============  ============  ============
Supplemental cash flow information:
  Income taxes paid (net of
   refunds)..........................  $   (681,000) $    765,000  $    148,000
  Interest paid......................  $    405,000  $    113,000           --

  The accompanying notes are an integral part of these consolidated financial statements.

                              AMTECH CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Intercompany balances and transactions have been eliminated. Investees in which the Company owns 50% or less of the outstanding securities are accounted for using the equity method of accounting.

  Cash investments and marketable securities--Cash investments with maturities of three months or less when purchased are considered cash equivalents. Marketable securities, which are available-for-sale and have stated maturities within two years, are as follows:

                                                            1997       1996
                                                         ---------- -----------
     Bank certificate of deposit........................ $1,010,000 $       --
     U.S. Treasury securities...........................        --    9,882,000
     U.S. corporate debt securities.....................        --    1,970,000
                                                         ---------- -----------
                                                         $1,010,000 $11,852,000
                                                         ========== ===========

  Marketable securities are carried at amortized cost, which approximates fair market value.

  Inventories--Inventories are stated at the lower of costs (first-in, first-out) or market.

  Property and equipment--Property and equipment are recorded at cost and depreciated using the straight- line method over their estimated useful lives ranging from three to twenty-five years.

  Intangible assets--Intangible assets, primarily goodwill, are amortized using the straight-line method over their estimated useful lives ranging from seven to fifteen years.

  Capitalized software -- At December 31, 1997, other assets include approximately $3,200,000 ($1,600,000 at December 31, 1996) for the costs to acquire specialized software for use in its PassKey Payment Services products ("PassKey"). PassKey is a new product which provides automatic payment collection for parking garages and other radio frequency identification payment transactions. This asset will begin amortizing over five years in 1998. The ongoing assessment of recoverability of capitalized software requires considerable judgment by management with respect to certain external factors, including, but not limited to, successful market penetration of these new products and their anticipated future revenues, estimated economic life and changes in software and hardware technologies. If the Company is not successful in implementing the PassKey program on a large scale, it may be required to write off all or a portion of this software.

  Revenue recognition--Generally, sales are recorded when products are shipped or services are rendered. Sales under long-term contracts are recorded as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Revenues recognized in excess of amounts billed to customers are included in accounts receivable and amounted to approximately $6,260,000 and $4,700,000 at December 31, 1997 and 1996, respectively. In the period in which it is determined it is probable that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income.

  Stock-based employee compensation--As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations because, as discussed in Note 6, the alternative fair value

                              AMTECH CORPORATION
accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

  Earnings per share--In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated and presented to conform to the SFAS 128 requirements. The exercise of outstanding stock options is not assumed in the diluted earnings per share calculation as the effect would be antidilutive for all periods presented.

  Concentration of credit risk--The Company purchases cash investments and marketable securities that are of high credit quality and limits the amount invested in any one institution. The Company sells products and services to various governmental and commercial customers covering a wide range of industries throughout the world. The Company continuously evaluates the creditworthiness of its customers' financial condition and generally does not require collateral. The Company's allowance for doubtful accounts is based on current market conditions and losses on uncollectible accounts have consistently been within management's expectations.

  Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Long-lived assets--In accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews the original assumptions and rationale utilized in the establishment of the carrying value and estimated life of certain long-lived assets. The carrying value would be adjusted to fair value if facts and circumstances indicating an impairment were present.

  Reclassifications--Certain prior year balances have been reclassified to conform with the 1997 presentation.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

 Interactive Data Group

  The Company withdrew from the wireless LAN terminal market and sold its Interactive Data Group ("IDG") in late 1997. The IDG incurred pretax operating losses of approximately $5,600,000 for the year ended December 31, 1997, including special charges of $900,000 for employee severance costs and winding-up of operating activities as well as $2,825,000 to write down the assets of the IDG to their net realizable values. These special charges increased cost of sales by $1,800,000, research and development expense by $300,000, and marketing, general and administrative expense by $1,725,000, offset by $100,000 in sales. The IDG incurred pre-tax operating losses of approximately $3,400,000 and $1,400,000 for the years ended December 31, 1996 and 1995, respectively.

 Amtech International

  In October 1996, the Company acquired the remaining 51% interest in its European joint venture, Amtech International S.A. for a nominal amount. Prior to October 1996, the Company accounted for its investment in Amtech International using the equity method of accounting and recognized $1,301,000 in 1996 as marketing,

                              AMTECH CORPORATION
general and administrative expense. Since October 1996, the Company has been including 100% of Amtech International's accounts in its consolidated financial statements.

3. INVENTORIES

                                                       1997          1996
                                                   ------------  ------------
   Raw materials.................................. $  4,956,000  $  7,355,000
   Work in process................................    3,107,000     2,307,000
   Finished goods.................................    3,696,000     3,835,000
                                                   ------------  ------------
                                                   $ 11,759,000  $ 13,497,000
                                                   ============  ============

4. PROPERTY AND EQUIPMENT

                                                       1997          1996
                                                   ------------  ------------
   Land........................................... $    690,000  $    690,000
   Buildings......................................    4,984,000     4,810,000
   Manufacturing, test and other equipment........   11,124,000    10,636,000
   Computer equipment and software................    8,554,000     7,743,000
   Office equipment, furniture, and fixtures......    2,548,000     2,294,000
   Leasehold improvements and other...............    1,007,000     1,465,000
                                                   ------------  ------------
                                                     28,907,000    27,638,000
   Less: accumulated depreciation and
    amortization..................................  (16,164,000)  (12,994,000)
                                                   ------------  ------------
                                                   $ 12,743,000  $ 14,644,000
                                                   ============  ============

  The Company has pledged the real property of its manufacturing and engineering facility in Albuquerque, New Mexico, having a carrying value of approximately $3,650,000, to collateralize a $3,855,000 bank letter of credit which supports a performance bond for a large systems integration services contract.

5. ACCRUED EXPENSES

                                                       1997          1996
                                                   ------------  ------------
   Payroll and related benefits................... $  2,154,000  $  2,473,000
   Warranty reserves..............................    1,831,000     2,599,000
   Estimated loss on uncompleted contract.........    5,093,000           --
   Other..........................................    4,754,000     3,319,000
                                                   ------------  ------------
                                                   $ 13,832,000  $  8,391,000
                                                   ============  ============

  In the first quarter of 1997, the TSG was awarded a multi-year contract by the Florida Department of Transportation ("FDOT") for an estimated $38,600,000 to design, install, and maintain a state-of-the-art electronic toll collection system. At year end 1997, while only approximately 10% of the projected overall contract cost has been incurred, management's estimate of the costs to complete the contract exceeds the contract revenues by approximately $5,700,000. As a result, the Company recorded a fourth quarter 1997 contract loss provision of $5,700,000 which will cause gross profit margins in 1998, 1999, and 2000 to be negatively impacted as significant FDOT revenues are recorded with no margin. The ongoing assessment of the estimated costs to complete this multi-year contract requires significant judgment by management. Actual results could differ from current estimates.

                              AMTECH CORPORATION

6. STOCKHOLDERS' EQUITY

 Sale of Stock

  Effective November 3, 1997, the Company and UNOVA, Inc. ("UNOVA") entered into an agreement whereby UNOVA purchased 2,211,900 shares of the Company's common stock for $10,000,000 in a private placement transaction, and the Company and UNOVA agreed to negotiate in good faith a strategic alliance relationship which contemplated product development. The parties were unable to conclude on mutually agreeable terms the contemplated strategic relationship and related product development undertaking. Subsequent to the conclusion of these negotiations, the Company and UNOVA have begun discussions regarding other possible business arrangements. The shares issued are subject to certain piggyback registration rights and demand registration rights. The demand registration rights are immediately exercisable, but may not be exercised unless the gross proceeds of the sale are expected to yield at least $8,000,000. The demand registration rights expire on the fifth anniversary of the issuance of the shares or at such time as UNOVA ceases to hold at least five percent of the Company's outstanding shares, whichever is earlier.

 Stock Options

  The Company has non-qualified stock options outstanding to employees and directors under various shareholder approved Stock Option Plans. Options granted under these plans are generally not less than the fair market value at the date of grant, and subject to termination of employment generally expire ten years from date of grant. Employee options are generally exercisable in annual installments over four to five years or are exercisable at rates of 45% in three years and 55% in five and one-half years, unless accelerated due to the Company's common stock trading at appreciated price targets. Annual grants to certain directors are exercisable within six months from the date of the grant. At December 31, 1997, 178,434 shares were available for future grants under the Company's Stock Option Plans, excluding 186,946 shares reserved for possible issuance as restricted stock in tandem with the exercise of certain stock options outstanding. In 1997 and 1996, 5,000 and 47,700 shares of restricted stock, respectively, were issued pursuant to the plans.

  The following is a summary of transactions in these plans for 1997, 1996 and 1995:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                       ---------  --------------
   Outstanding at December 31, 1994...................   867,188      $9.20
     Granted..........................................   765,500      $6.13
     Cancelled........................................  (277,712)     $9.16
     Exercised........................................   (77,628)     $3.88
                                                       ---------
   Outstanding at December 31, 1995................... 1,277,348      $7.69
     Granted..........................................   330,750      $6.29
     Cancelled........................................  (128,650)     $7.36
     Exercised........................................   (69,927)     $4.98
                                                       ---------
   Outstanding at December 31, 1996................... 1,409,521      $7.53
     Granted..........................................   515,767      $4.48
     Cancelled........................................  (276,594)     $7.09
     Exercised........................................    (5,000)     $5.75
                                                       ---------
   Outstanding at December 31, 1997................... 1,643,694      $6.65
                                                       =========

                              AMTECH CORPORATION

  Summarized information about stock options outstanding under the plans at December 31, 1997 is as follows:

                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
     ----------------------------------------------------------------------------------------
                                   WEIGHTED AVERAGE    WEIGHTED                   WEIGHTED
        RANGE OF         NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
     EXERCISE PRICES   OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
     ---------------   ----------- ---------------- -------------- ----------- --------------
      $ 3.18-$ 7.07     1,185,968     8.3 years         $ 5.14       273,901       $ 5.43
      $ 7.80-$10.75       428,976     5.9 years         $ 9.91       300,001       $ 9.83
      $16.50-$25.40        28,750     5.5 years         $18.77        28,750       $18.77
                        ---------                                    -------
                        1,643,694                                    602,652
                        =========                                    =======

  At December 31, 1996, 391,581 options were exercisable.

  In December 1995, stock options were granted to certain of the Company's outside directors under a plan that was approved by the shareholders on April 25, 1996. The Company recognized compensation expense of $446,000 based on the excess of the fair market value of the Company's common stock on the date of plan approval, which was $9.00, over the exercise price of the options of $5.13, which was fair market value of the Company's common stock on the date of the grant.

  In accordance with the terms of Accounting Principles Board Opinion No. 25, the Company does not record compensation expense for its stock option plans unless the market price exceeds the exercise price on the date of grant. As required by Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation," the Company provides the following disclosure of hypothetical values for stock option grants made pursuant to the Company's stock option plans. These values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions in 1997, 1996 and 1995, respectively: expected future stock-price volatility of 55%, 51% and 57%; risk-free interest rate of 5.85%, 6.05% and 6.24%; expected lives of 3.4 years, 3.7 years and 5.0 years; and no expected dividend yield for all periods. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  The weighted average exercise price of options granted under the plans during 1997, 1996 and 1995 with a market price equal to the exercise price was $4.48, $6.29, and $6.29, respectively. The estimated weighted average grant date value of these grants was $1.84, $2.74 and $3.41, respectively. The directors' options approved by the shareholders on April 25, 1996, with a market price exceeding the exercise price, have a weighted average exercise price of $5.13 and an estimated weighted average grant date value of $4.48. Had compensation expense been recorded based on these hypothetical values, the Company's pro forma results would be as follows:

                                                 1997        1996       1995
                                              ----------- ---------- ----------
   Net loss:
     As reported............................. $17,617,000 $  644,000 $4,087,000
     Pro forma............................... $17,923,000 $1,112,000 $4,275,000
   Basic and diluted net loss per share:
     As reported............................. $      1.17 $     0.04 $     0.28
     Pro forma............................... $      1.19 $     0.08 $     0.29

                              AMTECH CORPORATION

  As required, the pro forma disclosures above include only options granted since January 1, 1995. Because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

7. INCOME TAXES

  Components of the provision for income taxes are as follows:

                                                   1997       1996      1995
                                                ----------  --------  ---------
   Current:
     U.S....................................... $ (660,000) $183,000  $ 775,000
     Foreign...................................    143,000   197,000        --
   Deferred:
     U.S.......................................  3,404,000   (91,000)  (603,000)
                                                ----------  --------  ---------
                                                $2,887,000  $289,000  $ 172,000
                                                ==========  ========  =========

  Approximately $35,000 and $101,000 in 1996 and 1995, respectively, represent the tax benefit from the Company's stock option exercises which directly increased paid-in capital and did not reduce the provision for income taxes.

  A reconciliation of the expected U.S. tax benefit to the actual consolidated tax provision is as follows:

                                             1997        1996        1995
                                          -----------  ---------  -----------
Expected tax benefit at U.S. statutory
 rate.................................... $(5,008,000) $(121,000) $(1,331,000)
State taxes..............................      58,000     50,000       15,000
Foreign taxes............................     128,000     51,000       75,000
Unbenefitted U.S. losses, net............   4,810,000        --           --
Increase in U.S. valuation allowance,
 net.....................................   3,404,000        --           --
Unbenefitted (utilization of) foreign
 losses, net.............................    (530,000)    40,000    1,171,000
Non-deductible goodwill..................     158,000    165,000      130,000
Other, net...............................    (133,000)   104,000      112,000
                                          -----------  ---------  -----------
                                          $ 2,887,000  $ 289,000  $   172,000
                                          ===========  =========  ===========

                              AMTECH CORPORATION

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                        1997          1996
                                                    ------------  ------------
Deferred tax assets:
  Non-deductible reserves.......................... $  3,796,000  $  1,742,000
  Losses of foreign subsidiaries and joint
   ventures........................................    7,271,000    10,473,000
  U.S. net operating loss carryforwards............    3,021,000           --
  Tax credit carryforwards.........................    2,193,000       490,000
  Amortization of intangibles......................          --        256,000
  Other, net.......................................      483,000       536,000
                                                    ------------  ------------
    Total deferred tax assets......................   16,764,000    13,497,000
Valuation allowance for deferred tax assets........  (15,680,000)  (10,093,000)
                                                    ------------  ------------
                                                       1,084,000     3,404,000
Deferred tax liabilities:
  Amortization of intangibles......................    1,084,000           --
                                                    ------------  ------------
  Net deferred tax assets.......................... $         --  $  3,404,000
                                                    ============  ============

  In 1996, the valuation allowance primarily represented losses from foreign operations due to the uncertainty of future taxable income in these jurisdictions. In the second quarter of 1997, in light of continued operating losses, the Company determined that future taxable income in the U.S. was uncertain. As a result, all of the Company's U.S. deferred tax assets have been fully reserved in 1997.

  The foreign subsidiaries have net operating loss carryforwards which begin to expire in the year 1998. The U.S. subsidiaries have net operating loss carryforwards which expire in 2012. Tax credit carryforwards in the U.S. include research tax credits which are available through 2012 and alternative minimum tax credits that do not expire.

8. LEASE COMMITMENTS

  The Company leases certain of its office facilities and various automobiles. Rental expense for 1997, 1996 and 1995 was $3,427,000, $3,325,000, and
$1,521,000, respectively. Certain facility leases have renewal options from one to five years. Future minimum lease payments under noncancelable operating leases are as follows:

             1998......................... $ 3,160,000
             1999.........................   3,060,000
             2000.........................   2,852,000
             2001.........................   2,045,000
             2002.........................   1,819,000
             Thereafter...................  10,944,000

9. RELATED PARTY TRANSACTIONS

  Sales to affiliates accounted for 1%, 1% and 5% of sales for 1997, 1996 and 1995, respectively.

  In December 1995, Mr. David P. Cook was appointed a director of the Company. In April 1994 the Company invested $5,000,000 of cash and cash equivalents in a Limited Partnership investment fund managed

                              AMTECH CORPORATION
by Mr. Cook. The fund invested in U.S. Treasury securities, financial futures contracts and index options. The Company's investment was valued at $5,299,000 at December 31, 1995. Mr. Cook personally guaranteed the Company's $5,000,000 investment. The Company's investment subsequently declined in value, and the Company liquidated its investment in the fund on March 31, 1996 for $5,000,000 to avoid any potential conflict of interest or the appearance of a conflict of interest.

10. GEOGRAPHIC OPERATIONS AND SIGNIFICANT CUSTOMERS

  The Company operates in one industry segment, the provision of systems and solutions for the intelligent transportation, electronic security and other markets through the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies.

  The following presents information about the Company's operations in different geographic areas:

                                       YEAR ENDED DECEMBER 31, 1997
                             --------------------------------------------------
                                                 CANADA
                              U. S.    EUROPE   AND OTHER ELIMINATIONS  TOTAL
                             --------  -------  --------- ------------ --------
                                              (IN THOUSANDS)
Sales:
  Unaffiliated customers.... $ 85,213  $31,370   $ 1,123    $   --     $117,706
  Inter-area transfers......    2,751    1,683       --      (4,434)        --
                             --------  -------   -------    -------    --------
                             $ 87,964  $33,053   $ 1,123    $(4,434)   $117,706
                             ========  =======   =======    =======    ========
Operating loss.............. $(14,248) $  (375)  $(1,175)   $   --     $(15,798)
                             ========  =======   =======    =======    ========
Identifiable assets......... $ 71,388  $13,793   $   342    $   --     $ 85,523
                             ========  =======   =======    =======    ========
                                       YEAR ENDED DECEMBER 31, 1996
                             --------------------------------------------------
                                                 CANADA
                              U. S.    EUROPE   AND OTHER ELIMINATIONS  TOTAL
                             --------  -------  --------- ------------ --------
                                              (IN THOUSANDS)
Sales:
  Unaffiliated customers.... $ 85,923  $28,743   $ 1,842    $   --     $116,508
  Inter-area transfers......    2,476    2,220       173     (4,869)        --
                             --------  -------   -------    -------    --------
                             $ 88,399  $30,963   $ 2,015    $(4,869)   $116,508
                             ========  =======   =======    =======    ========
Operating loss.............. $ (1,008) $  (927)  $(1,213)   $   --     $ (3,148)
                             ========  =======   =======    =======    ========
Identifiable assets......... $ 73,624  $15,233   $ 2,184    $   --     $ 91,041
                             ========  =======   =======    =======    ========
                                       YEAR ENDED DECEMBER 31, 1995
                             --------------------------------------------------
                                                 CANADA
                              U. S.    EUROPE   AND OTHER ELIMINATIONS  TOTAL
                             --------  -------  --------- ------------ --------
                                              (IN THOUSANDS)
Sales:
  Unaffiliated customers.... $ 64,916  $14,763   $   392    $   --     $ 80,071
  Inter-area transfers......      586      230       208     (1,024)        --
                             --------  -------   -------    -------    --------
                             $ 65,502  $14,993   $   600    $(1,024)   $ 80,071
                             ========  =======   =======    =======    ========
Operating loss.............. $ (2,488) $(2,182)  $(1,372)   $   --     $ (6,042)
                             ========  =======   =======    =======    ========
Identifiable assets......... $ 78,863  $12,803   $ 1,713    $   --     $ 93,379
                             ========  =======   =======    =======    ========

  Sales and transfers between geographic areas were generally priced to recover cost plus an appropriate mark-up for profit. These inter-area transfers were eliminated from consolidated sales.

                              AMTECH CORPORATION

  U.S. export sales, summarized by geographic area, are as follows:

                                             1997        1996        1995
                                          ----------- ----------- -----------
   The Americas (excluding the United
    States).............................. $ 6,509,000 $ 7,998,000 $ 6,593,000
   Far East..............................   3,630,000   5,434,000   3,938,000
   Europe................................   1,416,000   1,340,000   2,867,000
                                          ----------- ----------- -----------
                                          $11,555,000 $14,772,000 $13,398,000
                                          =========== =========== ===========

  In 1997, FDOT, a state government transportation agency, accounted for 3% of sales and 11% of year-end accounts receivable. In 1996, MTA Bridges and Tunnels, a state government transportation agency, accounted for 11% of sales and 16% of year-end accounts receivable. In 1995, MTA Bridges and Tunnels accounted for 21% of sales and 22% of year-end accounts receivable.

11. EMPLOYEE BENEFIT PLANS

  The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees meeting minimum service requirements. Under the plan, contributions are voluntarily made by employees, and the Company may provide matching contributions based on the employees' contributions. The Company incurred $220,000, $125,000, and $79,000 in 1997, 1996, and 1995, respectively, for matching contributions to this plan.

  The Company has an employee stock purchase plan for substantially all employees that meet minimum service requirements. The plan provides for the purchase of up to 300,000 previously issued shares of the Company's common stock. The employee contributes 85% of the purchase price through payroll deduction with the difference paid by the Company. Since inception of the plan in 1996, a total of 101,045 shares have been purchased of which 85,152 shares were purchased in 1997.

12. SUBSEQUENT EVENT

  On February 27, 1998, Mr. David P. Cook replaced the former chairman, president and chief executive officer of the Company. The provisions of the former executive's severance agreement and various stock options resulted in a first quarter 1998 expense charge of approximately $1,000,000, including a cash payment of approximately $650,000.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996:

                                             QUARTER ENDED
                          ---------------------------------------------------
                           MARCH 31      JUNE 30    SEPTEMBER 30  DECEMBER 31
                          -----------  -----------  ------------  -----------
1997
Sales...................  $24,153,000  $28,877,000  $30,185,000   $34,491,000
Cost of sales...........   15,358,000   17,790,000   19,363,000    28,046,000
Net loss................   (3,200,000)  (6,819,000)  (1,667,000)   (5,931,000)
Basic and diluted loss
 per share..............        (0.22)       (0.46)       (0.11)        (0.37)
1996
Sales...................  $28,276,000  $29,867,000  $27,971,000   $30,394,000
Cost of sales...........   17,279,000   16,937,000   15,961,000    17,878,000
Net income (loss).......      353,000      (20,000)     (63,000)     (914,000)
Basic and diluted income
 (loss) per share.......         0.02         0.00         0.00         (0.06)