Form 10-K405/A
period 1997-12-31
AMTECH CORP
filed 1998-04-29
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(MARK ONE)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

As of April 23, 1998, there were 17,018,509 shares of Amtech Corporation $0.01 par value Common Stock outstanding, 13,532,840 of which having an aggregate market value of $50,748,150 were held by non-affiliates. For purposes of the above statement, all directors and officers of the Registrant are presumed to be affiliates.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                  MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth, as of March 31, 1998, the names of the directors and executive officers of the Company and their respective ages and positions with the Company.

   NAME                       AGE                   POSITION
----------------------------  ---  ----------------------------------------------------------------------------------------
David P. Cook(2)               46  Director, Interim Chairman, President, and Chief Executive Officer
Stuart M. Evans                48  Director, President - Electronic Security Group, and Vice President - Amtech Corporation
Michael E. Keane               42  Director
Dr. Jeremy A. Landt            55  Director, Vice President, and Chief Technical Officer
James S. Marston(1)(2)         64  Director
Antonio R. Sanchez, Jr.(1)     55  Director
John E. Wilson                 57  President -  Transportation Systems Group
Ronald A. Woessner             40  Vice President, General Counsel, and Secretary
Michael H. Wolpert             59  President -  Cardkey Systems
Steve M. York                  47  Senior Vice President, Chief Financial Officer, and Treasurer

(1)  Member of the Audit Committee.
(2)  Member of the Executive Committee.

     David P. Cook became a director of the Company in December 1995 and was appointed interim Chairman, President, and Chief Executive Officer effective February 27, 1998. Mr. Cook is a private investor and most recently served as Chairman and Chief Executive Officer of ARBImetrics Corporation, a Dallas-based investment company. Mr. Cook previously served as a director of Amtech Corporation from 1984 until 1990, serving as Chairman of the Executive Committee until 1990. Mr. Cook founded, and was Chief Executive Officer of, Blockbuster Entertainment Corporation from its inception until 1987. Prior to that, he was Chairman of Cook Data Services, Inc., a software company that he also founded.

     Stuart M. Evans has been President of the Company's Electronic Security Group since it was created in 1995 and has served as a director of the Company since 1996 and as a Vice President since August 1995. Prior to that, he was Chairman and Chief Executive Officer of Cotag International Limited since its formation in 1983. He previously worked for McKinsey & Company and IBM.

     Michael E. Keane became a director of the Company in November 1997. Mr. Keane has been Senior Vice President and Chief Financial Officer of UNOVA, Inc. ("UNOVA") since November 1997. UNOVA comprises the former industrial technology businesses spun off from Western Atlas, Inc. in October 1997, where Mr. Keane was also Senior Vice President and Chief Financial Officer from October 1996 until October 1997 and Vice President and Treasurer from March 1994 until October 1996. Prior to that, he was Corporate Director, Pensions and Insurance, for Litton Industries, Inc. from January 1993 until March 1994.

     Dr. Jeremy A. Landt, a co-founder of the Company, was appointed Vice President and Chief Technical Officer of the Company in April 1996. Prior to that time, he served as Vice President, Research and Development, in the Technology and Manufacturing Division of Amtech Systems Corporation and its predecessors since October 1984. Prior to joining the Company, Dr. Landt was a staff member of the Los Alamos National Laboratories for nine years. Dr. Landt is an author of certain patents on which the Company's radio frequency electronic identification technology is based.

     James S. Marston became a director of the Company in September 1991. From September 1987 through February 1998, Mr. Marston served as a Senior, or Executive, Vice President and the Chief Information Officer of APL Limited, one of the largest U.S.-based intermodal shipping companies. Between 1986 and 1987, Mr. Marston served as President of AMR Technical Training Division, AMR Corporation.

     Antonio R. Sanchez, Jr. was one of the early investors in the Company in 1987 and became a director of the Company in February 1993. Presently, Mr. Sanchez is Chairman and Chief Executive Officer of Sanchez-O'Brien Oil & Gas Corporation. Mr. Sanchez also holds interests in banking, real estate development, industrial parks, and various other investments. Mr. Sanchez serves as a director of International Bank of Commerce ("IBC") and as a director and shareholder of IBC's publicly-traded holding company, International Bancshares Corporation, with which the Company does business. Mr. Sanchez is also a member of the University of Texas Board of Regents.

     John E. Wilson joined the Company in March 1995 as Senior Vice President of Sales and Marketing of the Transportation Systems Group. In January 1997, Mr. Wilson was named President of that group. From August 1992 to March 1995, Mr. Wilson was Vice President of Sales & Marketing of Harris Adacom Network Services, a private network integration company. From 1962 to 1992, Mr. Wilson served in various capacities at IBM, including serving as director of the company's software and consulting practices group from 1988 to 1992.

     Ronald A. Woessner joined the Company in April 1992 as General Counsel. He was appointed Vice President in December 1993. He was previously a corporate and securities attorney with the Dallas-based law firm of Johnson & Gibbs, P.C.

     Michael H. Wolpert joined the Company in August 1995 when the Company acquired the business of Cardkey Systems, Inc. ("Cardkey"). The Company appointed Mr. Wolpert President of Cardkey at the time of the acquisition. From January 1995 to August 1995, he was employed by the predecessor-in-interest to Cardkey as Vice President, Systems Product Group. From January 1993 through December 1994, he was Vice President of Domestic Marketing and Sales for Javelin Electronics, a leading supplier of closed circuit television systems for the security industry. During 1991 and 1992, Mr. Wolpert was Senior Vice President of Marketing and Sales for Iwerks Entertainment, a global supplier of custom projection systems.

     Steve M. York joined the Company in April 1990 as Vice President, Chief Financial Officer, and Treasurer. He was appointed Senior Vice President in April 1994. Mr. York, a Certified Public Accountant, previously held various financial management positions with commercial operating companies and was employed by Arthur Young & Co. (now Ernst & Young LLP).

     See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of transactions between the Company or a subsidiary and a director and certain executive officers of the Company.

     Each director serves until the next annual meeting of shareholders, and until the director's successor is duly elected and qualified, unless earlier removed in accordance with the Company's bylaws. Officers serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     Summary Compensation Table

     The following table sets forth certain information regarding compensation paid by the Company for the last three years to the Company's five most highly compensated executive officers. Immediately following the table are summaries of any existing employment related contracts with these executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term Compensation
                                                               ---------------------------------
                                         Annual Compensation           Awards            Payouts
                                       ----------------------  ----------------------    -------
                                                      Other                Number of
                                                      Annual   Restricted  Securities             All Other
                                                      Compen-    Stock     Underlying     LTIP     Compen-
  Name and Principal Position    Year  Salary  Bonus  sation     Award      Options      Payouts  sation(1)
-------------------------------  ----  ------  -----  -------  ----------  ----------    -------  ---------
G. RUSSELL  MORTENSON(2)         1997 $300,000 $ ----   ----   $  ----        221,838(3)  ----    $ 2,574
President, Chief Executive       1996  300,000  58,536  ----    172,500(4)     80,000(5)  ----      1,440
Officer, and Chairman            1995  288,000  57,600  ----      ----        100,000(4)  ----      2,310
of the Board

STUART M. EVANS(6)               1997  209,042   ----   ----      ----           ----     ----      1,376
President                        1996  180,550  46,958  ----     34,500(4)     30,000(5)  ----      ----
Electronic Security Group        1995  150,950  24,442  ----      ----         40,000(4)  ----      ----

JOHN E. WILSON                   1997  166,040   ----   ----     24,375        29,000(3)  ----      2,000
President                        1996  127,488  35,438  ----      ----          7,000     ----      1,875
Transportation Systems           1995   98,558  59,938  ----      ----         30,000     ----      1,227
Group

MICHAEL H. WOLPERT               1997  170,500  34,807  ----      ----         30,000(3)  ----      4,077
President                        1996  155,000  55,425  ----      ----         10,000     ----      1,875
Cardkey Systems                  1995   64,583  17,050  ----      ----         30,000     ----      ----


STEVE M. YORK                    1997  193,000    ----  ----      ----         50,000(3)  ----      2,000
Senior Vice President,           1996  175,000  43,162  ----     67,275(4)     30,000(5)  ----      1,440
Chief Financial Officer,         1995  157,500  32,000  ----      ----         39,000(4)  ----      2,310
and Treasurer

(1) Represents Company contributions to the Company's 401(k) Retirement Plan or the Company's Employee Stock Purchase Plan.
(2)  Has not been employed by the Company since February 1998.

(3) The number of shares that may be received under 1997 option grants includes 73,946, 8,000, 10,000, and 25,000 shares for Messrs. Mortenson, Wilson, Wolpert, and York, respectively, which represent "restricted shares" issuable for no additional consideration if and when a like number of option shares are exercised and held for the requisite period. See "Option Grants Table."
(4) The "Number of Securities Underlying Options" as originally reported in the Company's 1996 Proxy Statement for Messrs. Mortenson, Evans, and York included 30,000, 6,000, and 11,700 shares, respectively, which were "restricted shares" issuable for no additional consideration when a like number of option shares were exercised and held for the requisite period. In 1996, when the corresponding options were exercised, these "restricted shares" were issued. They are now reflected in the table under "Restricted Stock Award" for 1996, and the number of shares reflected in the table under "Number of Securities Underlying Options" for 1995 has been correspondingly reduced by the number of "restricted shares" issued. The "restricted shares" can be forfeited to the Company if, during the three years following their issuance, (i) the recipient fails to hold the shares received upon exercise of the related stock option for the requisite period or (ii) the recipient's employment is terminated for cause or the recipient separates from employment with the Company under certain other circumstances. The "restricted share" awards provide for, with the consent of the Board of Directors, lapsing of restrictions if the recipient's employment is terminated other than for cause or if the recipient separates from employment with the Company under certain other circumstances.
(5) The number of shares that may be received under 1996 option grants includes 40,000, 15,000, and 15,000 shares for Messrs. Mortenson, Evans, and York, respectively, which represent "restricted shares" issuable for no additional consideration if and when a like number of option shares are exercised and held for the requisite period.
(6) Annual compensation is paid in U.K. pound sterling and has been translated to U.S. dollars at an average rate for the year.

     Severance Contracts with Certain Executive Officers

     Pursuant to a severance agreement between the Company and Mr. Mortenson and various stock options, the Company reported a first quarter 1998 expense charge of approximately $1,000,000, including a cash payment to Mr. Mortenson of approximately $650,000. Under the terms of the severance agreement, Mr. Mortenson is bound by various confidentiality and non-competition provisions.

     The Company and Mr. Evans are parties to a severance agreement, which, per the severance agreement formula (which is based on years of service), as of the date hereof, provides for the payment to him of nine months of his base salary in the event he has good reason (as defined) to resign his employment or if his employment is terminated other than for cause. The severance agreement also contains confidentiality and non-competition provisions.

     The Company and Mr. Wilson are parties to a severance agreement, which, per the severance agreement formula (which is based on years of service), as of the date hereof, provides for the payment to him of nine months of his base salary in the event he has good reason (as defined) to resign his employment or if his employment is terminated other than for cause. The severance agreement also contains confidentiality and non-competition provisions.

     The Company and Mr. Wolpert are parties to a severance agreement, which, per the severance agreement formula (which is based on years of service), as of the date hereof, provides for the payment to him of seven months of his base salary in the event he has good reason (as defined) to resign his employment or if his employment is terminated other than for cause. The severance agreement also contains confidentiality and non-competition provisions.

     The Company and Mr. York are parties to a severance agreement, which, per the severance agreement formula (which is based on years of service), as of the date hereof, provides for the payment to him of 18 months of his base salary in the event he has good reason (as defined) to resign his employment or if his employment is terminated other than for cause. The agreement also provides for the payment to Mr. York of three times his annual base salary in the event his employment terminates after a change in control (as defined) of the Company. The severance agreement also contains confidentiality and non-competition provisions.

     Option Grants Table

     The following table sets forth information relating to stock option grants made by the Company to each of the Company's five most highly compensated executive officers during the year ended December 31, 1997.

                             OPTION GRANTS IN 1997

                                                                                                  Potential Realizable Value at
                                                                                                     Assumed Annual Rates of
                                                                                                  Stock Price Appreciation for
                     Individual Grants                                                                      Option Term
--------------------------------------------------------------------------------------------      -----------------------------
                             Number of           % of Total
                             Securities           Options
                             Underlying          Granted to        Exercise
                              Options            Employees         Price Per    Expiration
          Name                Granted             in 1997           Share          Date              5%             10%
          ----                -------             -------           -----          ----              --             ---
G. Russell Mortenson(1)      147,892 (2)            23.19%             (2)      10/30/2000         388,956        491,001
                              73,946 (3)            11.60           $4.00       10/30/2007         186,344        471,036

Stuart M. Evans                 --                    --               --           --                --             --

John E. Wilson                10,000 (2)             1.57              (2)      04/17/2000          37,850         47,750
                              16,000 (2)             2.51              (2)      10/30/2000          42,080         53,120
                               8,000 (3)             1.25            4.00       10/30/2007          20,160         50,960

Michael H. Wolpert            20,000 (2)             3.14              (2)      10/30/2000          52,600         66,400
                              10,000 (3)             1.57            4.00       10/30/2007          25,200         63,700

Steve M. York                 50,000 (2)             7.84              (2)      10/30/2000         131,500        166,000

(1)  Has not been employed by the Company since February 1998.
(2) The grant award is comprised of a stock option to acquire one half of the shares indicated in the table and the right to receive a matching number of "restricted shares" upon the occurrence of certain events. The stock options are exercisable six months from the date of grant, have an exercise price of $4.00 per share ($5.75 per share regarding Mr. Wilson's 10,000 share grant), which represents the fair market value on the date of grant, and expire three years from the date of grant. For those option shares exercised, a matching number of

     "restricted shares" are awarded to the recipient for no additional consideration. The "restricted shares" can be forfeited to the Company if, during the three years following their issuance, (i) the recipient fails to hold the shares received upon exercise of the related stock option for the requisite period or (ii) the recipient's employment is terminated for cause or the recipient separates from employment with the Company under certain other circumstances. The "restricted share" awards provide for, with the consent of the Board of Directors, lapsing of restrictions if the recipient's employment is terminated other than for cause or if the recipient separates from employment with the Company under certain other circumstances. If a recipient elects, the Company will provide secured financing for the exercise price payable to the Company with respect to the exercise of the stock options. The maximum amount of available loans associated with these grants is $497,000.
(3) The options vest ratably and become exercisable over four years. In the event of a change in control (as defined) of the Company, certain of the options become immediately exercisable.

          Aggregated Option Exercises and Year-End Option Value Table

          The following table sets forth information relating to the exercises of stock options by each of the Company's five most highly compensated executive officers during the year ended December 31, 1997, and the value of unexercised stock options as of December 31, 1997.

                    AGGREGATED OPTION EXERCISES IN 1997 AND
                        DECEMBER 31, 1997 OPTION VALUES


                                         Option Exercises                      Number of Securities
                                            During 1997                       Underlying Unexercised       Value of Unexercised
                                         ----------------                          Options at            In-the-Money Options at
                                 Number of                                      December 31, 1997           December 31, 1997
                                  Shares                                    --------------------------  --------------------------
                                 Acquired                   Value
          Name                  on Exercise               Realized          Exercisable  Unexercisable  Exercisable  Unexercisable
-------------------------       -----------               --------          -----------  -------------  -----------  -------------

G. Russell Mortenson(1)           ---                     $  ---              108,635       238,517       $ 9,086       $  ---

Stuart M. Evans                   ---                        ---               24,000        25,000          ---           ---

John E. Wilson                   5,000                       ---                 ---         53,000          ---           ---

Michael H. Wolpert                ---                        ---                 ---         60,000          ---           ---

Steve M. York                     ---                        ---               48,750        66,050          ---           ---

(1)  Has not been employed by the Company since February 1998.

     Compensation of Directors

     For serving on the Company's Board of Directors and related committees, a "Qualifying External Director" receives an annual fee of $15,000. Each such director also receives an automatic one-time grant of options to acquire 25,000 shares of the Company's Common Stock at the time of initial election or appointment to the Board. A Qualifying External Director is a non-employee director who does not, directly or indirectly, beneficially own, or is not an employee, affiliate, or designee to the Board of Directors of a person that directly or indirectly beneficially owns, more than five percent of the Company's Common Stock.

In addition, except as discussed below, a Qualifying External Director receives an automatic grant of 2,500 options annually while continuing to serve on the Board of Directors.

     The Board of Directors has adopted share ownership guidelines for the Company's non-employee directors. Under these guidelines, non-employee directors are encouraged to own at least 10,000 shares of the Company's Common Stock. Non-employee directors who were serving on the Company's Board of Directors on December 14, 1995, are encouraged to acquire such ownership by December 31, 1998. Non-employee directors first elected or appointed to the Board of Directors after such date are encouraged to acquire such ownership by the third anniversary of their election or appointment. Non-employee directors who do not achieve these share ownership amounts are not eligible to receive the annually recurring 2,500 share option grants discussed above.

     Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The entire Board of Directors established the Company's compensation policies in 1997 and made the pertinent compensation decisions after prior review and recommendation from the Compensation and Stock Option Committee of the Board of Directors. Mr. Mortenson, a former officer and director of the Company, and Mr. Evans and Dr. Landt, each of whom is an officer and director of the Company, participated in deliberations of the Company's Board of Directors concerning executive compensation during the year ended December 31, 1997. Mr. Evans is also indebted to the Company. Mr. Sanchez, a director of the Company, is a director of the International Bank of Commerce, Laredo, Texas, which the Company has a banking relationship with. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock as of April 23, 1998, by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director and the five most highly compensated executive officers of the Company, and (iii) all directors and executive officers as a group.

                                                              AMOUNT AND NATURE
                                                          OF BENEFICIAL OWNERSHIP (1)
                                                     ---------------------------------------

                                                                          PERCENTAGE OF TOTAL
                                                     Number of Shares    SHARES OUTSTANDING(2)
                                                     ----------------    ---------------------
David P. Cook(3)                                          30,000                   *
Stuart M. Evans(4)                                        73,503                   *
Michael E. Keane(5)                                    2,211,900                 13.00%
Dr. Jeremy A. Landt(6)                                    41,000                   *
James S. Marston(3)                                       35,000                   *
Antonio R. Sanchez, Jr.(7)                             1,277,212                  7.49%
John E. Wilson(8)                                         39,500                   *
Michael H. Wolpert(9)                                     28,143                   *
Steve M. York(10)                                        137,150                   *
Albert Fried & Company, LLC                              972,631                  5.72%
 40 Exchange Place
 New York, New York  10005

Heartland Advisors, Inc.                               1,100,000                  6.46%
 790 North Milwaukee Street
 Milwaukee, Wisconsin 53202
UNOVA, Inc.                                            2,211,900                 13.00%
 360 North Crescent Drive
 Beverly Hills, California 90210-4867

All directors and executive officers as a group(11)    3,891,670                 22.49%

* Denotes ownership of less than 1%.

(1) Except as otherwise noted, each person has sole voting and investment power over the Common Stock shown as beneficially owned, subject to community property laws where applicable.
(2) Shares of Common Stock that were not outstanding but could be acquired upon exercise of an option within 60 days of April 23, 1998, are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by a particular person. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.
(3) This individual has the right to acquire these shares under outstanding stock options that are currently exercisable or that become exercisable within 60 days of April 23, 1998.
(4) Includes 39,000 shares that Mr. Evans has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of April 23, 1998.
(5) Includes 2,211,900 shares owned by UNOVA, Inc., because of Mr. Keane's position with UNOVA, Inc. Mr. Keane disclaims beneficial ownership with respect to such shares.
(6) Includes 38,000 shares that Dr. Landt has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of April 23, 1998. Also, includes 3,000 shares with respect to which Dr. Landt shares voting and investment power with his spouse.
(7) Includes 131,251 shares that are owned by family members of Mr. Sanchez or by trusts for which Mr. Sanchez serves as trustee or is a beneficiary. Of such 131,251 shares, (i) 9,375 shares are held by family members of Mr. Sanchez; (ii) 82,500 shares, over which Mr. Sanchez exercises voting, investment, and disposition power, are held in trusts for which Mr. Sanchez acts as trustee for the benefit of other persons; and (iii) 39,376 shares, over which Mr. Sanchez does not have voting, investment, or disposition powers, are held in a trust for the benefit of Mr. Sanchez and certain of his family members. Also, includes 35,000 shares that Mr. Sanchez has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of April 23, 1998.
(8) Includes 10,000 shares with respect to which Mr. Wilson shares voting power with his spouse. Also, includes 29,500 shares that Mr. Wilson has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of April 23, 1998.
(9) Includes 20,000 shares that Mr. Wolpert has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of April 23, 1998.
(10) Includes 113,750 shares that Mr. York has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of April 23, 1998. Also, includes 23,400 shares with respect to which Mr. York shares investment power with his spouse.
(11) Includes all shares as to which the directors and executive officers disclaim beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Sanchez, a director of the Company, is a director of the International Bank of Commerce, Laredo, Texas ("IBC"), and a director and shareholder of IBC's publicly-traded holding company, International Bancshares Corporation. The Company has had a banking relationship with IBC since 1989 and maintains a checking account and short-term investments with IBC. The average month-end balance during 1997 of such checking account and short-term investments was approximately $718,000.

     Messrs. Evans, Wilson, and York are indebted to the Company in the principal amount of $31,500, $28,750, and $61,425, respectively, which amounts represent monies loaned by the Company in 1997 or 1996 to fund the exercise of retention incentive options. Each individual's indebtedness is represented by a promissory note. The notes of Messrs. Evans and York bear interest at a rate of 6.61% (per annum), and the note of Mr. Wilson bears interest at the rate of 6.01% per annum. All notes are secured by the shares issued upon exercise of the retention incentive options. The entire principal amount of the notes of Messrs. Evans and York is due and payable in May 2000 and of Mr. Wilson in June 2001 (unless, in each case, becoming due earlier under certain circumstances described in the notes).

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DALLAS, STATE OF TEXAS, ON APRIL 29, 1998.


                                       AMTECH CORPORATION


                                       By:  /s/ Steve M. York
                                          -------------------------------------
                                                Steve M. York
                                       Senior Vice President,
                                       Chief Financial Officer,
                                       and Treasurer