Form 10-Q
period 1998-03-31
AMTECH CORP
filed 1998-05-15
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                (972) 733-6600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREACODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES X   NO
                                     ---    ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                CLASS                             OUTSTANDING AT APRIL 30, 1998
--------------------------------------            -----------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                      17,018,509

                                     INDEX


PART I-FINANCIAL INFORMATION

                                                                       Page
                                                                      Number
                                                                      ------
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets at March 31, 1998
     and December 31, 1997                                                3

     Condensed Consolidated Statements of Operations for the
     three months ended March 31, 1998 and 1997                           4

     Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 1998 and 1997                           5

     Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       8


PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11

                              AMTECH CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    (In thousands)

                                           March 31, 1998     December 31, 1997
                                           --------------     -----------------
                    ASSETS                  (Unaudited)
Current assets:
  Cash and cash equivalents                  $  17,482            $  15,163
  Short-term marketable securities                  --                1,010
  Accounts receivable, net of allowance
   for doubtful accounts of $1,105,000
   in 1998 and $1,113,000 in 1997               30,901               31,559
  Inventories                                   13,196               11,759
   Prepaid expenses                              1,006                  801
                                               -------              -------
     Total current assets                       62,585               60,292

Property and equipment, at cost                 29,509               28,907
   Accumulated depreciation                    (16,946)             (16,164)
                                               -------              -------
                                                12,563               12,743

Intangible assets, net                           6,550                6,746
Other assets                                     5,777                5,742
                                               -------              -------
                                             $  87,475            $  85,523
                                               =======              =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   7,220            $   6,167
  Accrued expenses                              14,034               13,832
  Deferred income                                1,888                1,828
                                               -------              -------
    Total current liabilities                   23,142               21,827

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value,
   10,000,000 shares authorized;
   none issued                                      --                   --
  Common stock, $.01 par value,
   30,000,000 shares authorized;
   17,098,509 issued, 17,018,509
   outstanding in 1998 and 17,024,563
   issued, 16,944,563 outstanding in 1997          171                  170
  Additional paid-in capital                    86,322               86,045
  Treasury stock, at cost                         (393)                (393)
  Accumulated deficit                          (21,767)             (22,126)
                                               -------              -------
    Total stockholders' equity                  64,333               63,696
                                               -------              -------
                                             $  87,475            $  85,523
                                               =======              =======


                            See accompanying notes.

                              AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)


                                                      Three Months
                                                     Ended March 31
                                                     --------------

                                                  1998            1997
                                                  ----            ----

Sales                                          $ 31,005        $ 24,153
Operating costs and expenses:
     Cost of sales                               18,171          15,358
     Research and development                     2,250           2,818
     Marketing, general and administrative       10,406          10,289
                                                 ------          ------
                                                 30,827          28,465
                                                 ------          ------

Operating income (loss)                             178          (4,312)

Investment income                                   262             297

Interest expense                                    ---             (65)
                                                 ------          ------

Income (loss) before income taxes                   440          (4,080)

Provision (benefit) for income taxes                 81            (880)
                                                 ------          ------

Net income (loss)                              $    359        $ (3,200)
                                                 ======          ======


Basic and diluted earnings (loss) per share     $  0.02        $  (0.22)
                                                 ======          ======

Shares used in computing earnings
 (loss) per share:
     Basic                                       16,949          14,723
                                                 ======          ======

     Diluted                                     16,951          14,723
                                                 ======          ======


                            See accompanying notes.

                              AMTECH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (Unaudited)


                                                        Three Months
                                                       Ended March 31
                                                       --------------

                                                     1998          1997
                                                     ----          ----

Cash flows from operating activities:
  Net income (loss)                               $    359      $ (3,200)
  Adjustments to reconcile net income
   (loss) to net cash provided (used)
   by operating activities:
  Depreciation and amortization                      1,328         1,168
  Stock based compensation                             363            --
  Deferred income taxes                                 --          (705)
  Change in operating assets and liabilities:
      Accounts receivable                              574         1,191
      Inventories                                   (1,437)         (165)
      Prepaid expenses                                (205)          514
      Intangibles and other assets                      19          (128)
      Accounts payable and accrued expenses          1,255          (493)
      Deferred income                                   60          (571)
                                                    ------        ------
        Net cash provided (used) by operating
         activities                                  2,316        (2,389)

Cash flows from investing activities:
  Purchases of property and equipment                 (755)         (745)
  Purchase of Cardkey Systems                           --        (1,868)
  Purchases of marketable securities                    --        (4,916)
  Sales and maturities of  marketable securities     1,010         7,761
  Increase in other assets                            (251)         (295)
  Other                                                (13)          (27)
                                                    ------        ------
    Net cash used by investing activities               (9)          (90)

Cash flows from financing activities:
  Other                                                 25            23
                                                    ------        ------
    Net cash provided by financing activities           25            23

Effect of exchange rate changes on cash and
 cash equivalents                                      (13)           45
                                                    ------        ------

Increase (decrease) in cash and cash equivalents     2,319        (2,411)

Cash and cash equivalents, beginning of period      15,163         5,296
                                                    ------        ------

Cash and cash equivalents, end of period          $ 17,482      $  2,885
                                                    ======        ======


                            See accompanying notes.

                              AMTECH CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1997 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1997 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature, except for the charges relating to the management change discussed in Note 3 below. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The differences between net income and comprehensive income were not significant for the quarter ended March 31, 1998.

     Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive employee stock options.

2.   INVENTORIES

     Inventories consist of the following:

                         March 31, 1998    December 31, 1997
                         --------------    -----------------

     Raw materials         $ 6,209,000        $ 4,956,000

     Work in process         2,592,000          3,107,000

     Finished goods          4,395,000          3,696,000
                           -----------        -----------

                           $13,196,000        $11,759,000
                           ===========        ===========

3.   MANAGEMENT CHANGE

     On February 27, 1998, Mr. David P. Cook replaced the chairman, president and chief executive officer of the Company. The provisions of the former executive's severance agreement and various stock options resulted in a first quarter 1998 expense charge of approximately $1,000,000, including a cash payment of approximately $650,000, which is included in marketing, general and administrative expenses.

4.   SUBSEQUENT EVENTS

     In April 1998, the Company signed a letter of intent to sell its Transportation Systems Group ("TSG") to UNOVA, Inc. ("UNOVA"), with a targeted closing for the proposed transaction in late May. Purchase consideration to be received from UNOVA will be either all cash or, at UNOVA's election, cash and the return of the 2,211,900 shares of the Company's common stock held by UNOVA, which were purchased from the Company in late 1997.

The purchase price for TSG, which is based upon a net asset value formula with various options, is not yet determinable and therefore the ultimate gain or loss from the transaction is not known. However, the Company believes that the ultimate gain or loss from such transaction would not have a material effect on its consolidated financial position.

     Additionally, the Company has agreed to issue to David P. Cook, the Company's Chairman, President, and Chief Executive Officer, warrants to acquire 4,254,627 shares of the Company's Common Stock at an exercise price of $7.00 per share (twice the closing price of the Company's Common Stock on the day preceding the date of grant), in consideration of Mr. Cook agreeing to a three year employment arrangement with the Company. The warrants have a five year term and vest quarterly over two years. The warrants vest immediately in the event of
(i) a change of control of the Company, (ii) change of control of any material Company subsidiary that is engaged in the digital data distribution business or
(iii) Mr. Cook's employment is terminated other than for "cause." Mr. Cook will receive no salary under the employment arrangement.

     The Company intends to pursue digital data distribution businesses and has acquired Petabyte Corporation, a start-up enterprise founded by Mr. Cook. The acquisition was approved by the Company's board of directors excluding Mr. Cook. Petabyte currently has no operations, but owns certain intellectual property (the use of which entitles Mr. Cook to receive a royalty) in the digital data distribution arena, including a patent pending authored by Mr. Cook, certain existing know-how and the exclusive rights to know-how created or conceived by Mr. Cook during the next three years in the digital data distribution arena, and certain Internet domain names and certain service marks. The targeted businesses for Petabyte Corporation are scaleable systems for selling and distributing customized digital data products wherein a customer selects particular data products (primarily large data sets, such as software, music, governmental publications, NASA satellite imaging, etc.) over the Internet, by telephone, from terminals at retail sites, by fax, e-mail, or other embodiments. Such data sets could be automatically assembled and manufactured on compact disk, digital versatile disk (DVD), or other media format and then shipped to, or transmitted digitally to, the customer. In consideration of the sale of Petabyte, the Company has agreed to pay Mr. Cook five annual payments of $200,000 each. The first payment will be made by June 1, 1998. The Company has the right, exercisable at any time within the next four years, to return the Petabyte enterprise back to Mr. Cook. If the Company exercises this right, no further payments are required to be made.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is currently organized into two market oriented groups. The Electronic Security Group ("ESG"), which focuses on products and services for electronic access control applications, includes Amtech Europe Limited and Cardkey Systems, Inc. The Transportation Systems Group ("TSG"), which includes Amtech Systems Corporation, Amtech World Corporation and Amtech International S.A., develops and provides high-frequency radio frequency identification solutions to the transportation markets. These markets include electronic toll and traffic management ("ETTM"), rail, airport, parking and access control, intermodal and motor freight. In April 1998, the Company signed a letter of intent to sell TSG to UNOVA, Inc. ("UNOVA"), with a targeted closing for the proposed transaction in late May. Purchase consideration to be received from UNOVA will be either all cash or, at UNOVA's election, cash and the return of the 2,211,900 shares of the Company's common stock held by UNOVA, which were purchased from the Company in late 1997. The purchase price for TSG, which is based upon a net asset value formula with various options, is not yet determinable and therefore the ultimate gain or loss from the transaction is not known. However, the Company believes that the ultimate gain or loss from such transaction would not have a material effect on its consolidated financial position.

     The Interactive Data Group ("IDG") business, consisting of WaveNet, Inc. and WaveNet International, Inc. was sold in November 1997. This sale impacts the comparability of the Company's 1998 results with those of 1997.

RESULTS OF OPERATIONS

     Sales for the three months ended March 31, 1998 increased by $6,852,000 or 28% from the comparable period in 1997. Sales for the ESG increased from $14,514,000 in 1997 to $15,771,000 in 1998 primarily in its U.S.-based operations. The TSG's sales increased from $9,472,000 in 1997 to $15,234,000 in 1998 as first quarter 1997 sales were abnormally low due to delays in timing of revenue recognition of certain systems integration contracts and European manufacturing delays. First quarter 1998 sales were more in line with recent sales levels.

     Gross profit as a percentage of sales increased from 36% for the first quarter of 1997 to 41% for the first quarter of 1998, primarily due to an increase in the TSG's gross profit margin from 24% in 1997 to 38% in 1998. The TSG increase is due in part to improved gross profit margins on systems integration services contract work in the first quarter of 1998, although revenues of $1,518,000 from the Florida Department of Transportation electronic toll collection system contract had no gross profit margin as expected. In the first quarter of 1997 TSG's gross profit margin was reduced by a single system integration services contract based on the updated estimate of costs required to complete the contract. Additionally, TSG gross profit margin in 1998 increased as a result of lower manufacturing costs due to higher sales volumes of Company-manufactured products and a more favorable mix of higher margin sales. The ESG's gross profit margin was 42% in 1998 compared to 41% in 1997.

     Research and development expenses for the three months ended March 31, 1998 decreased $568,000 or 20% from the comparable period in 1997, primarily due to a reduction of $353,000 in IDG expenditures resulting from its disposal in November 1997.

     Marketing, general and administrative expenses for the three months ended March 31, 1998 increased $117,000 or 1% from the comparable period in 1997. The first quarter of 1998 included an expense charge of approximately $1,000,000 pursuant to the provisions of the Company's former chairman, president and chief executive officer's severance agreement and various stock options. This was partially offset by a reduction in IDG expenditures of $758,000 resulting from its disposal in November 1997.

     As a result of the foregoing, the Company experienced total operating income of $178,000 for the three months ended March 31, 1998 as compared to a loss of $4,312,000 for the comparable period in 1997. Both the TSG and ESG were profitable in 1998 while incurring losses in 1997's first quarter.

     Investment income decreased to $262,000 for the three months ended March 31, 1998 from $297,000 for the comparable period in 1997. The decrease is primarily attributable to lower interest rates on cash investments in the first quarter of 1998 when compared to the same period in 1997.

     The income tax provision of $81,000 for the three months ended March 31, 1998 consists primarily of state and foreign income taxes. The Company has net operating loss carryforwards available in the U.S. to offset a portion of its current tax expense. These net operating loss carryforwards were fully reserved with a valuation allowance at December 31, 1997. Income taxes as a percentage of the income before taxes for the three months ended March 31, 1997 is different from the U.S. statutory rate of 34%, primarily due to the effect of certain goodwill not being deductible for tax purposes and unbenefitted foreign losses.

     As a result of the foregoing, the Company experienced net income of $359,000 for the three months ended March 31, 1998 as compared to a net loss of $3,200,000 for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's principal source of liquidity is its net working capital position of $39,443,000. For the three months ended March 31, 1998, net cash provided by operating activities totaled $2,316,000 . The Company has no significant borrowings and believes a significant working capital line of credit could be obtained if desired. For the remainder of 1998, the Company expects to expend up to an additional $3,000,000 for property and equipment, including approximately $1,000,000 in the TSG. If the sale of the TSG business to UNOVA is consummated, the Company's cash position would be enhanced in an amount ranging from $16 million to $27 million depending primarily on whether the Company's common stock owned by UNOVA is returned as part of the consideration for TSG. If such transaction is not consummated, the Company's near-term liquidity will be impacted by the requirement for several million dollars of working capital to support large systems integration services contracts of the TSG. The Company believes that its existing net working capital position, the sale of its TSG business, and other capital funding alternatives will be sufficient to meet the capital requirements to pursue digital data distribution businesses.

OTHER MATTERS

     The Company has agreed to issue to David P. Cook, the Company's Chairman, President, and Chief Executive Officer, warrants to acquire 4,254,627 shares of the Company's Common Stock at an exercise price of $7.00 per share (twice the closing price of the Company's Common Stock on the day preceding the date of grant), in consideration of Mr. Cook agreeing to a three year employment arrangement with the Company. The warrants have a five year term and vest quarterly over two years. The warrants vest immediately in the event of (i) a change of control of the Company, (ii) change of control of any material Company subsidiary that is engaged in the digital data distribution business or (iii) Mr. Cook's employment is terminated other than for "cause." Mr. Cook will receive no salary under the employment arrangement.

     The Company intends to pursue digital data distribution businesses and has acquired Petabyte Corporation, a start-up enterprise founded by Mr. Cook. The acquisition was approved by the Company's board of directors excluding Mr. Cook. Petabyte currently has no operations, but owns certain intellectual property (the use of which entitles Mr. Cook to receive a royalty) in the digital data distribution arena, including a patent pending authored by Mr. Cook, certain existing know-how and the exclusive rights to know-how created or conceived by Mr. Cook during the next three years in the digital data distribution arena, and certain Internet domain names and certain service marks. The targeted businesses for Petabyte Corporation are scaleable systems for selling and distributing customized digital data products wherein a customer selects particular data products (primarily large data sets, such as software, music, governmental publications, NASA satellite imaging, etc.) over the Internet, by telephone, from terminals at retail sites, by fax, e-mail, or other embodiments. Such data sets could be automatically assembled and manufactured on compact disk, digital versatile disk (DVD), or other media format and then shipped to, or transmitted digitally to, the customer. In consideration of the sale of Petabyte, the Company has agreed to pay Mr. Cook five annual payments of $200,000 each. The first payment will be made by June 1, 1998. The Company has the right, exercisable at any time within the next four years, to return the Petabyte enterprise back to Mr. Cook. If the Company exercises this right, no further payments are required to be made.

BUSINESS CONSIDERATIONS

     Successful development of a start-up enterprise, particularly Internet related businesses, can be difficult and costly; there are no assurances of ultimate success and a start-up enterprise involves risks and uncertainties, including the following: (1) There are no assurances that the Company will be able to develop successfully Petabyte's targeted businesses, that it will be able to compete effectively against similar or alternative digital data distribution businesses, that it will gain market acceptance, that it will not be made obsolete by further technological development, that it can be successfully integrated into the Company's existing operations, or that it will not encounter other, and even unanticipated, risks. (2) Use of the Internet by consumers, while growing, is still at an early stage of development, and market acceptance of the Internet as a medium for entertainment, commerce and information is still subject to a high level of uncertainty. (3) The Company may decide to exit the digital data distribution business at any time.

     PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

                 DESCRIPTION OF EXHIBITS
                 -----------------------

                 10.1*  Amtech Corporation 1996 Directors' Stock Option Plan
                        (Amended and Restated as of April 1998)
                 10.2*  Amtech Corporation 1995 Long-Term Incentive Plan
                        (Amended and Restated as of April 1998)
                 10.3*  Amtech Corporation 1992 Stock Option Plan
                        (Amended and Restated as of April 1998)
                 10.4* Letter of Intent, dated April 8, 1998, between UNOVA, Inc. and Amtech Corporation.
                 10.5* Stock Purchase Agreement, dated May 14, 1998, between Amtech Corporation and David P. Cook.
                 27.1*  Financial Data Schedule.

        (b) No reports of the registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 1998.



-------------------------------------------------------------------------------
*Filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMTECH CORPORATION
                                      (Registrant)



Date: May 15, 1998               By:  /s/Steve M. York
                                      -----------------------------------------
                                         Steve M. York
                                         Senior Vice President, Chief Financial
                                         Officer, and Treasurer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)

                                 EXHIBIT INDEX

        10.1    Amtech Corporation 1996 Directors' Stock Option Plan

        10.2    Amtech Corporation 1995 Long-Term Incentive Plan

        10.3    Amtech Corporation 1992 Stock Option Plan

        10.4    Letter of Intent

        10.5    Stock Purchase Agreement