Form 10-Q
period 1998-06-30
AMTECH CORP
filed 1998-08-14
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ....... TO .......

                        COMMISSION FILE NUMBER: 0-17995

                              AMTECH CORPORATION
                            d/b/a AMTC CORPORATION
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
                                 YES  X  NO
                                     ---    ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


              CLASS                           OUTSTANDING AT JULY 31, 1998
--------------------------------------        ----------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                14,902,609

                                    INDEX


PART I-FINANCIAL INFORMATION

                                                                       Page
                                                                      Number
                                                                      ------
ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets at June 30, 1998
          and December 31, 1997                                           3

          Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 1998 and 1997        4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1998 and 1997                         5

          Notes to Condensed Consolidated Financial Statements            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       9

PART II-OTHER INFORMATION

ITEM 5. OTHER INFORMATION                                                12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 12

                   AMTECH CORPORATION d/b/a AMTC CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              (In thousands)

                                                                                      June 30, 1998         December 31, 1997
                                                                                      -------------         -----------------
                        ASSETS                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                            $     33,044          $  15,163
  Short-term marketable securities                                                               --              1,010
  Accounts receivable, net of allowance for doubtful
   accounts of $727,000 in 1998 and $1,113,000 in 1997                                       15,050             31,559
  Due from sale of businesses                                                                 6,885                 --
  Inventories                                                                                 4,052             11,759
  Prepaid expenses                                                                              442                801
                                                                                            -------            -------
     Total current assets                                                                    59,473             60,292

Property and equipment, at cost                                                               7,244             28,907
  Accumulated depreciation                                                                   (4,661)           (16,164)
                                                                                            -------            -------
                                                                                              2,583             12,743

Intangible assets, net                                                                        3,516              6,746
Other assets                                                                                    756              5,742
                                                                                            -------            -------
                                                                                       $     66,328          $  85,523
                                                                                            =======            =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $      2,144          $   6,167
  Accrued expenses                                                                            7,947             13,832
  Deferred revenues                                                                           2,196              1,828
                                                                                            -------            -------
     Total current liabilities                                                               12,287             21,827

Contingencies

Stockholders' equity:
  Preferred stock, $1 par value, 10,000,000 shares
   authorized; none issued                                                                       --                 --
  Common stock, $.01 par value, 30,000,000 shares
   authorized; 17,194,509 issued, 14,902,609
   outstanding in 1998 and 17,024,563 issued, 16,944,563
    outstanding in 1997                                                                         172                170
  Additional paid-in capital                                                                 86,723             86,045
  Treasury stock, at cost                                                                   (11,314)              (393)
  Accumulated deficit                                                                       (21,540)           (22,126)
                                                                                            -------            -------
      Total stockholders' equity                                                             54,041             63,696
                                                                                            -------            -------
                                                                                       $     66,328          $  85,523
                                                                                            =======            =======

                            See accompanying notes.

                   AMTECH CORPORATION d/b/a AMTC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)


                                                                        Three Months              Six Months
                                                                       Ended June 30             Ended June 30
                                                                      ---------------           ---------------
                                                                      1998         1997         1998        1997
                                                                     ------       ------       ------      ------
Sales                                                               $ 29,083    $ 28,877      $ 60,088    $  53,030
Operating costs and expenses :
     Cost of sales                                                    16,650      17,790        34,821       33,148
     Research and development                                          2,122       2,954         4,372        5,772
     Marketing, general and administrative                             8,710      11,834        19,116       22,123
                                                                      ------      ------        ------      -------
                                                                      27,482      32,578        58,309       61,043
                                                                      ------      ------        ------      -------

Operating income (loss)                                                1,601      (3,701)        1,779       (8,013)

Investment income                                                        310         438           572          735

Interest expense                                                          --          --            --          (65)

Loss from sale of businesses, net                                     (1,561)         --        (1,561)          --
                                                                      ------      ------        ------      -------

Income (loss) before income taxes                                        350      (3,263)          790       (7,343)

Provision for income taxes                                               123       3,556           204        2,676
                                                                      ------      ------        ------      -------

Net income (loss)                                                   $    227    $ (6,819)     $    586    $ (10,019)
                                                                      ======      ======        ======      =======


Basic and diluted earnings (loss) per share                         $   0.01    $  (0.46)     $   0.03    $   (0.68)
                                                                      ======      ======        ======      =======

Shares used in computing earnings (loss) per share:
     Basic                                                            16,572      14,723        16,759       14,723
                                                                      ======      ======        ======      =======
     Diluted                                                          16,576      14,723        16,765       14,723
                                                                      ======      ======        ======      =======

                            See accompanying notes.

                   AMTECH CORPORATION d/b/a AMTC CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (Unaudited)


                                                                                                    Six Months
                                                                                                   Ended June 30
                                                                                                   -------------
                                                                                                 1998        1997
                                                                                               --------    --------
Cash flows from operating activities:
     Net income (loss)                                                                         $    586    $ (10,019)
     Adjustments to reconcile net income (loss) to net cash
      used by operating activities:
       Depreciation and amortization                                                              2,454        2,553
       Loss from sale of businesses, net                                                          1,561           --
       Stock based compensation                                                                     516           --
       Deferred income taxes                                                                         --        3,404
       Change in assets and liabilities:
          Accounts receivable                                                                    (2,901)      (3,784)
          Inventories                                                                            (1,858)       1,213
          Prepaid expenses                                                                          114          466
          Intangibles and other assets                                                               87          840
          Accounts payable and accrued expenses                                                  (1,138)       1,402
          Deferred income                                                                           368         (622)
                                                                                                 ------      -------
            Net cash used by operating activities                                                  (211)      (4,547)

Cash flows from investing activities:
       Purchases of property and equipment                                                       (1,546)      (1,035)
       Proceeds from sale of TSG business, net of
          cash conveyed                                                                          18,740           --
       Purchase of Cardkey Systems                                                                   --       (1,868)
       Purchases of marketable securities                                                            --       (4,916)
       Sales and maturities of  marketable securities                                             1,010        9,795
       Increase in other assets                                                                    (397)        (851)
       Other                                                                                        (36)         (44)
                                                                                                 ------      -------
          Net cash provided by investing activities                                              17,771        1,081

Cash flows from financing activities:
       Proceeds from issuance of common stock                                                       279           --
       Other                                                                                         36           46
                                                                                                 ------      -------
          Net cash provided by financing activities                                                 315           46

Effect of exchange rate changes on cash and cash equivalents                                          6          161
                                                                                                 ------      -------

Increase (decrease) in cash and cash equivalents                                                 17,881       (3,259)

Cash and cash equivalents, beginning of period                                                   15,163        5,296
                                                                                                 ------      -------

Cash and cash equivalents, end of period                                                       $ 33,044    $   2,037
                                                                                                 ======      =======

                            See accompanying notes.

                   AMTECH CORPORATION d/b/a AMTC CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1997 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1997 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature except for the special charges as explained in Notes 3, 4 and 5. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The differences between net income and comprehensive income were not significant for the three-month and six-month periods ended June 30, 1998.

    Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive employee stock options.

2.    INVENTORIES

      Inventories consist of the following:

                   June 30, 1998  December 31, 1997
                   -------------  -----------------

Raw materials         $1,755,000        $ 4,956,000

Work in process          683,000          3,107,000

Finished goods         1,614,000          3,696,000
                      ----------        -----------

                      $4,052,000        $11,759,000
                      ==========        ===========

3.  DISPOSITION OF BUSINESSES

    Transportation Systems Group
    ----------------------------

    On June 11, 1998, the Company sold its Transportation Systems Group to UNOVA, Inc. ("UNOVA"), effective as of May 31, 1998, for approximately $33,500,000 and recorded a gain of $1,139,000 from the transaction. As consideration for the sale, the Company received approximately $20,000,000 in cash, 2,2ll,900 unregistered shares of the Company's Common Stock that were previously purchased by UNOVA in late 1997 valued at approximately $11,000,000, and is due an additional amount from UNOVA of approximately $2,500,000. Included in UNOVA's purchase were the Company's manufacturing and technology facility in Albuquerque, New Mexico, the Company's radio frequency identification technologies and other intellectual properties, the brand name Amtech, and all current operations associated with the transportation business.

    Cotag International
    -------------------

    On July 7, 1998, the Company sold the net assets of its Cotag International ("Cotag") business unit to Metric Gruppen AB ("Metric") of Solna, Sweden, effective as of June 30, 1998, for approximately $4,400,000 and recorded a loss of $2,700,000 from the transaction, including a $2,800,000 write-off of intangible assets. The Company received approximately $2,700,000 in July 1998 with the remaining $1,700,000 to be received by January 1999. The Company may receive up to an estimated additional $1,400,000, depending on the level and mix of Cotag revenues achieved in 1998 and 1999. Included in Metric's purchase is the brand name and intellectual property underlying Cotag's hands-free proximity technology, Cotag's manufacturing facility in Cambridge, England, and the ongoing business of the unit.

4.  SPECIAL OPERATING AND INCOME TAX CHARGES

    In July 1997, the Company announced that it would withdraw from the wireless LAN terminal market and seek buyers for its Interactive Data Group ("IDG"). Operating results include non-cash charges of $2,075,000 in the three months and six months ended June 30, 1997 to reduce the assets of the IDG to their estimated net realizable values. Allocation of the charges to operating costs and expenses are $1,000,000 in cost of sales, $100,000 in research and development expense and $975,000 in marketing, general and administrative expense. The IDG was sold in late 1997.

    In the second quarter of 1997, in light of continued operating losses, the Company determined that future taxable income in the U.S. was uncertain. As a result, the provision for income taxes in the second quarter of 1997 includes $4,680,000, representing the effect of establishing a valuation allowance for U.S. deferred tax assets, in accordance with the requirements of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

5.  MANAGEMENT CHANGE

    On February 28, 1998, Mr. David P. Cook replaced the chairman, president and chief executive officer of the Company. The provisions of the former executive's severance agreement and various stock options resulted in a charge in the first quarter 1998 of approximately $1,000,000, including a cash payment of approximately $650,000, which is included in marketing, general and administrative expenses for the six month period ended June 30, 1998.

    As previously disclosed, the Company and Mr. Cook entered into certain employment and option arrangements. The employment arrangement provides for a three year term, beginning April 29, 1998. Mr. Cook will receive no salary under the employment arrangement, although, as consideration for entering into the employment arrangement, Mr. Cook received an option to acquire 4,254,627 shares of the Company's Common Stock. The option exercise price is $7.00 per share, which was twice the closing price of the Company's Common Stock on April 28, 1998. The options have a five year term and vest quarterly over two years. The options vest immediately in the event (i) of a change of control or sale of the Company or the sale of any material Company subsidiary that is engaged in the digital data distribution business or other business involving a concept primarily fostered by Mr. Cook, (ii) more than 25% of the Company's voting securities are acquired by any person, (iii) a majority of the Company's Board of Directors consists of persons other than the current incumbents or persons whose initial election or nomination to the Board is approved by the current incumbents or their approved successors, (iv) Mr. Cook's employment is terminated without "cause" (as defined in the employment agreement), or (v) Mr. Cook terminates employment for "good reason" (as defined in the employment agreement). The options also carry demand registration rights, which may be exercised after the occurrence of any of the events specified in (i) through
(iii) above, and piggyback registration rights.

6.  NEW BUSINESS

    The Company intends to pursue digital data distribution businesses and has acquired Petabyte Corporation ("Petabyte"), a start-up enterprise founded by Mr. Cook. The acquisition was approved by the Company's board of directors excluding Mr. Cook. At the time of the acquisition, Petabyte had no operations. Included in the assets acquired was certain intellectual property (the use of which entitles Mr. Cook to receive a royalty) in the digital data distribution arena, including a patent pending authored by Mr. Cook, certain existing know-how and the exclusive rights to know-how created or conceived by Mr. Cook during the next three years in the digital data distribution arena, and certain Internet domain names and certain service marks. The targeted businesses for Petabyte are scaleable systems for selling and distributing customized digital data products wherein a customer selects particular data products (primarily large data sets, such as software, music, governmental publications, NASA satellite imaging, etc.) over the Internet, by telephone, from terminals at retail sites, by fax, e-mail, or other embodiments. Such data sets could be automatically assembled and manufactured on compact disk, digital versatile disk
(DVD), or other media format and then shipped to, or transmitted digitally to, the customer. In consideration of the sale of Petabyte, the Company has agreed to pay Mr. Cook five annual payments of $200,000 each. The Company has the right, exercisable at any time within the next four years, to return the Petabyte enterprise back to Mr. Cook. If the Company exercises this right, no further payments are required to be made.

    The Company has engaged the services of a law firm to assist in obtaining exclusive or non-exclusive rights, or both, to certain data products for use in pursuit of the digital data distribution businesses. In exchange for these services, a wholly-owned subsidiary of the Company has agreed to issue options to acquire approximately 5% of the subsidiary's common stock, which is convertible into Common Stock of the Company. The number of Common Stock shares into which these options are convertible is based on a formula that is dependent upon the value of the subsidiary, which is imputed from the market value of the Company's Common Stock after subtracting the value of the Company's other assets. The options vest over a two year period or may accelerate depending upon the results of obtaining the exclusive or non-exclusive rights. The Company may terminate the engagement at any time and, in most circumstances, any options not vested would expire.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    At the beginning of 1998, the Company was organized into two market oriented groups. The Electronic Security Group ("ESG"), which focuses on products and services for electronic access control applications, includes Amtech Europe Limited and Cardkey Systems Inc. The Transportation Systems Group ("TSG"), included Amtech Systems Corporation, Amtech World Corporation and Amtech International S.A., develops and provides high-frequency radio frequency identification solutions to the transportation markets. These markets included electronic toll and traffic management ("ETTM"), rail, airport, parking and access control, intermodal and motor freight.

    On June 11, 1998, the Company sold its Transportation Systems Group to UNOVA, Inc. ("UNOVA"), effective as of May 31, 1998, for approximately $33,500,000 and recorded a gain of $1,139,000 from the transaction. As consideration for the sale, the Company received approximately $20,000,000 in cash, 2,2ll,900 unregistered shares of the Company's Common Stock that were previously purchased by UNOVA in late 1997 valued at approximately $11,000,000, and is due an additional amount from UNOVA of approximately $2,500,000. Included in UNOVA's purchase were the Company's manufacturing and technology facility in Albuquerque, New Mexico, the Company's radio frequency identification technologies and other intellectual properties, the brand name Amtech, and all current operations associated with the transportation business.

    On July 7, 1998, the Company sold the net assets of its Cotag International ("Cotag") business unit (formerly included in the ESG) to Metric Gruppen AB ("Metric") of Solna, Sweden, effective as of June 30, 1998, for approximately $4,400,000 and recorded a loss of $2,700,000 from the transaction, including a $2,800,000 write-off of intangible assets. The Company received approximately $2,700,000 in July 1998 with the remaining $1,700,000 to be received by January 1999. The Company may receive up to an estimated additional $1,400,000, depending on the level and mix of Cotag revenues achieved in 1998 and 1999. Included in Metric's purchase is the brand name and intellectual property underlying Cotag's hands-free proximity technology, Cotag's manufacturing facility in Cambridge, England, and the ongoing business of the unit.

    The Interactive Data Group ("IDG") business, consisting of WaveNet, Inc. and WaveNet International, Inc. was sold in November 1997. The sales of TSG and IDG impact the comparability of the Company's 1998 results with those of 1997.

RESULTS OF OPERATIONS

    Sales for the three months and six months ended June 30, 1998 increased $206,000 or 1% and $7,058,000 or 13%, respectively, from the comparable periods in 1997. Sales for the ESG increased from $16,187,000 in the second quarter of 1997 to $18,444,000 for the comparable period in 1998, and from $30,701,000 in the first six months of 1997 to $34,215,000 for the comparable period in 1998 primarily in its U.S.-based operations. The TSG's sales decreased from $12,498,000 in the second quarter of 1997 to $10,639,000 for the comparable period in 1998 as only two months of sales were included in 1998 due to the disposition of the TSG. Even with the sale of the TSG resulting in only five months of operations included in 1998, the group's sales increased from $21,970,000 in the first six months of 1997 to $25,873,000 for the comparable period in 1998 as 1997 sales were abnormally low due to delays in timing of revenue recognition of certain systems integration contracts and European manufacturing delays.

    Gross profit as a percentage of sales increased from 38% in 1997 to 43% in 1998 for the three month periods and from 37% in 1997 to 42% in 1998 for the six month periods. The increase in the three month and six month periods is primarily due to a $1,000,000 provision in 1997 to adjust certain IDG assets to their estimated net realizable values. Also affecting the increase in the six month period is an increase in TSG's gross profit margin from 33% in 1997 to 39% in 1998. This increase is due in part to improved gross profit margins on systems integration services contract work in the first half of 1998, although revenues of $3,000,000 from the Florida Department of Transportation electronic toll collection contract had no gross profit margin as expected. Additionally, the TSG gross profit margin in 1998 increased as a result of lower manufacturing costs due to higher sales volumes of Company-manufactured products. The ESG's gross profit margin was 42% in both of the 1998 periods compared to 41% in the 1997 periods.

    Research and development for the three months and six months ended June 30, 1998 decreased $832,000 or 28% and $1,400,000 or 24% from the comparable periods in 1997, primarily due to the dispositions of the IDG in November 1997 and the TSG effective May 1998. IDG expenditures were $352,000 and $705,000 for the three month and six month periods in 1997. The TSG expenditures decreased from $1,679,000 in 1997 to $1,044,000 in 1998 for the three month periods and from $3,175,000 in 1997 to $2,488,000 in 1998 for the six month periods.

    Marketing, general and administrative expenses for the three months and six months ended June 30, 1998 decreased $3,124,000 or 26% and $3,007,000 or 14%
from the comparable periods in 1997, primarily due to the dispositions of the IDG in November 1997 and the TSG effective May 1998. IDG expenditures were $1,770,000 and $2,528,000 for the three month and six month periods in 1997, including a second quarter provision of $975,000 to adjust certain IDG assets to their estimated net realizable values. TSG expenditures decreased from $3,282,000 in 1997 to $1,800,000 in 1998 for the three month periods and from $6,503,000 in 1997 to $4,882,000 in 1998 for the six month periods. These expenditure reductions were partially offset during the six month period in 1998 by an expense charge of approximately $1,000,000 pursuant to the provisions of the Company's former chairman, president and chief executive officer's severance agreement and various stock options.

    Investment income for the three months and six months ended June 30, 1998 decreased from $438,000 to $310,000 and decreased from $735,000 to $572,000, respectively. The decrease for both periods is primarily attributable to a gain realized in 1997 on the sale of an equity investment.

    The income tax provision of $123,000 and $204,000 for the three months and six months ended June 30, 1998 consists primarily of state and foreign income taxes. The Company has net operating loss carryforwards available in the U.S. to offset a portion of its current tax expense. In the second quarter of 1997, in light of continued operating losses, the Company determined that future taxable income in the U.S. was uncertain. As a result, the provision for income taxes in the second quarter of 1997 includes $4,680,000, representing the effect of establishing a valuation allowance for U.S. deferred tax assets, in accordance with the requirements of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

    As a result of the foregoing, the Company experienced net income of $227,000 and $586,000 for the three months and six months ended June 30, 1998 as compared to a net loss of $6,819,000 and $10,019,000 for the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company's principal source of liquidity is its net working capital position of $47,186,000 including cash and cash equivalents of $33,044,000. The Company received cash proceeds of $20,000,000 in June 1998 from the sale of TSG and approximately $2,700,000 in July 1998 from the sale of Cotag. The Company will also receive approximately $4,200,000 by January 1999 from the sale of TSG and Cotag. The Company has no borrowings and believes a working capital line of credit could be obtained if necessary or desired. The Company believes that its existing working capital position and other capital funding alternatives should be sufficient to meet the short-term capital requirements to pursue digital data distribution businesses.

OTHER MATTERS

    As previously disclosed, the Company and Mr. David P. Cook entered into certain employment and option arrangements. The employment arrangement provides for a three year term, beginning April 29, 1998. Mr. Cook will receive no salary under the employment arrangement, although, as consideration for entering into the employment arrangement, Mr. Cook received an option to acquire 4,254,627 shares of the Company's Common Stock. The option exercise price is $7.00 per share, which was twice the closing price of the Company's Common Stock on April 28, 1998. The options have a five year term and vest quarterly over two years. The options vest immediately in the event (i) of a change of control or sale of the Company or the sale of any material Company subsidiary that is engaged in the digital data distribution business or other business involving a concept primarily fostered by Mr. Cook, (ii) more than 25% of the Company's voting securities are acquired by any person, (iii) a majority of the Company's Board of Directors consists of persons other than the current incumbents or persons whose initial election or nomination to the Board is approved by the current incumbents or their approved successors, (iv) Mr. Cook's employment is terminated without "cause" (as defined in the employment agreement), or (v) Mr. Cook terminates employment for "good reason" (as defined in the employment agreement). The options also carry demand registration rights, which may be exercised after the occurrence of any of the events specified in (i) through (iii) above, and piggyback registration rights.

    The Company intends to pursue digital data distribution businesses and has acquired Petabyte Corporation ("Petabyte"), a start-up enterprise founded by Mr. Cook. The acquisition was approved by the Company's board of directors excluding Mr. Cook. At the time of the acquisition, Petabyte had no operations. Included in the assets acquired was certain intellectual property (the use of which entitles Mr. Cook to receive a royalty) in the digital data distribution arena, including a patent pending authored by Mr. Cook, certain existing know-how and the exclusive rights to know-how created or conceived by Mr. Cook during the next three years in the digital data distribution arena, and certain Internet domain names and certain service marks. The targeted businesses for Petabyte are scaleable systems for selling and distributing customized digital data products wherein a customer selects particular data products (primarily large data sets, such as software, music, governmental publications, NASA satellite imaging, etc.) over the Internet, by telephone, from terminals at retail sites, by fax, e-mail, or other embodiments. Such data sets could be automatically assembled and manufactured on compact disk, digital versatile disk
(DVD), or other media format and then shipped to, or transmitted digitally to, the customer. In consideration of the sale of Petabyte, the Company has agreed to pay Mr. Cook five annual payments of $200,000 each. The Company has the right, exercisable at any time within the next four years, to return the Petabyte enterprise back to Mr. Cook. If the Company exercises this right, no further payments are required to be made.

    The Company has engaged the services of a law firm to assist in obtaining exclusive or non-exclusive rights, or both, to certain data products for use in pursuit of the digital data distribution businesses. In exchange for these services, a wholly-owned subsidiary of the Company has agreed to issue options to acquire approximately 5% of the subsidiary's common stock, which is convertible into Common Stock of the Company. The number of Common Stock shares into which these options are convertible is based on a formula that is dependent upon the value of the subsidiary, which is imputed from the market value of the Company's Common Stock after subtracting the value of the Company's other assets. The options vest over a two year period or may accelerate depending upon the results of obtaining the exclusive or non-exclusive rights. The Company may terminate the engagement at any time and, in most circumstances, any options not vested would expire.

BUSINESS CONSIDERATIONS

    Successful development of a start-up enterprise, particularly Internet related businesses, can be difficult and costly; there are no assurances of ultimate success and a start-up enterprise involves risks and uncertainties, including the following: (1) There are no assurances that the Company will be able to successfully develop Petabyte's targeted businesses, that it will be able to compete effectively against similar or alternative digital data distribution businesses, that it will gain market acceptance, that it will not be made obsolete by further technological development, that it can be successfully integrated into the Company's existing operations, or that it will not encounter other, and even unanticipated, risks. (2) Use of the Internet by consumers, while growing, is still at an early stage of development, and market acceptance of the Internet as a medium for entertainment, commerce and information is still subject to a high level of uncertainty. (3) The Company may decide to exit the digital data distribution business at any time.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Effective August 24, 1998, the Company's new address will be One Galleria Tower, 13355 Noel Road, Suite 1555, Dallas, Texas 75240-6604. The new telephone number will be (972) 702-7055.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

               Description of Exhibits
               -----------------------

               *10.1 AMTC Corporation Stock Option Agreement, effective as of April 29, 1998, between David P. Cook and Amtech Corporation d/b/a AMTC Corporation.

               *10.2 Employment Agreement, effective as of April 29, 1998, between David P. Cook and Amtech Corporation d/b/a AMTC Corporation.

               *27.1  Financial Data Schedule.

         (b) The Registrant filed Form 8-K on June 19, 1998 to report the June 11, 1998 sale of its Transportation Systems Group to UNOVA, Inc. The report included a pro forma condensed consolidated balance sheet as of March 31, 1998 and pro forma condensed consolidated statements of operations for the year ended December 31, 1997 and the three months ended March 31, 1998.

              The Registrant filed Form 8-K on July 21, 1998 to report the July 7, 1998 sale of its Cotag International unit, which was effective June 30, 1998, to Metric Gruppen AB. The report included a pro forma condensed consolidated balance sheet as of March 31, 1998 and pro forma condensed consolidated statements of operations for the year ended December 31, 1997 and the three months ended March 31, 1998.

--------------------------------------------------------------------------------
*Filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMTECH CORPORATION d/b/a AMTC CORPORATION
                                 (Registrant)



Date: August 14, 1998               By:  /s/ Steve M. York
                                         --------------------------------------
                                         Steve M. York
                                         Senior Vice President, Chief Financial
                                         Officer, and Treasurer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)

                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number                             Description
------                             -----------

10.1 AMTC Corporation Stock Option Agreement, effective as of April 29, 1998, between David P. Cook and Amtech Corporation d/b/a AMTC Corporation.

10.2 Employment Agreement, effective as of April 29, 1998, between David P. Cook and Amtech Corporation d/b/a AMTC Corporation.

27.1    Financial Data Schedule.