Form 10-Q
period 1998-09-30
CUSTOMTRACKS CORP /TX/
filed 1998-11-16
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998


   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ....... to .......


                        Commission File Number: 0-17995


                           CUSTOMTRACKS CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


             TEXAS                                     75-2216818
    (State of Incorporation)                        (I.R.S. Employer
                                                 identification number)

                                13355 NOEL ROAD
                                  SUITE 1555
                           DALLAS, TEXAS  75240-6604
                   (Address of Principal Executive Offices)


                                (972) 702-7055
             (Registrant's Telephone Number, Including Area Code)


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


              CLASS                       OUTSTANDING AT OCTOBER 31, 1998
COMMON STOCK, PAR VALUE $.01 PER SHARE             14,902,609

                                    INDEX


PART I-FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
                                                                         ------
ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets at September 30, 1998
        and December 31, 1997                                              3

        Condensed Consolidated Statements of Operations for the
        three months and nine months ended September 30, 1998 and 1997     4

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1998 and 1997                      5

        Notes to Condensed Consolidated Financial Statements               6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                          9


PART II-OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

ITEM 5. OTHER INFORMATION                                                 12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  12

                           CUSTOMTRACKS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           (In thousands)

                                                                              September 30, 1998       December 31, 1997
                                                                              ------------------       -----------------
                                   ASSETS                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $     23,357             $    15,163
  Short-term marketable securities                                                    16,053                   1,010
  Accounts receivable, net of allowance for doubtful
   accounts of $757,000 in 1998 and $1,113,000 in 1997                                14,935                  31,559
  Due from sale of businesses                                                          1,884                      --
  Inventories                                                                          3,844                  11,759
  Prepaid expenses                                                                       436                     801
                                                                                ------------             -----------
     Total current assets                                                             60,509                  60,292

Property and equipment, at cost                                                        7,826                  28,907
  Accumulated depreciation                                                            (4,997)                (16,164)
                                                                                ------------             -----------
                                                                                       2,829                  12,743

Intangible assets, net                                                                 3,423                   6,746
Other assets                                                                             601                   5,742
                                                                                ------------             -----------
                                                                                $     67,362             $    85,523
                                                                                ============             ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $      2,861             $     6,167
  Accrued expenses                                                                     6,957                  13,832
  Deferred revenues                                                                    1,961                   1,828
                                                                                ------------             -----------
     Total current liabilities                                                        11,779                  21,827

Contingencies

Stockholders' equity:
  Preferred stock, $1 par value, 10,000,000 shares
   authorized; none issued                                                                --                      --
  Common stock, $.01 par value, 30,000,000 shares
   authorized; 17,194,509 issued, 14,902,609
   outstanding in 1998 and 17,024,563 issued, 16,944,563
   outstanding in 1997                                                                   172                     170
  Additional paid-in capital                                                          86,998                  86,045
  Treasury stock, at cost                                                            (11,314)                   (393)
  Accumulated deficit                                                                (20,273)                (22,126)
                                                                                ------------             -----------
     Total stockholders' equity                                                       55,583                  63,696
                                                                                ------------             -----------
                                                                                $     67,362             $    85,523
                                                                                ============             ===========

                            See accompanying notes.

                           CUSTOMTRACKS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)




                                                                      Three Months               Nine Months
                                                                    Ended September 30        Ended September 30
                                                                   --------------------     ----------------------
                                                                      1998       1997          1998        1997
                                                                   ---------  ---------     ---------   ----------
Sales                                                               $ 15,936   $ 30,185      $ 76,024    $  83,215
Operating costs and expenses :
     Cost of sales                                                     8,953     19,363        43,774       52,511
     Research and development                                            446      3,008         4,818        8,780
     Marketing, general and administrative                             5,776      9,603        24,892       31,726
                                                                    --------   --------      --------    ---------
                                                                      15,175     31,974        73,484       93,017
                                                                    --------   --------      --------    ---------

Operating income (loss)                                                  761     (1,789)        2,540       (9,802)

Investment income                                                        582        159         1,154          894

Interest expense                                                          --         --            --          (65)

Loss from sale of businesses, net                                         --         --        (1,561)          --
                                                                    --------   --------      --------    ---------

Income (loss) before income taxes                                      1,343     (1,630)        2,133       (8,973)

Provision for income taxes                                                76         37           280        2,713
                                                                    --------   --------      --------    ---------

Net income (loss)                                                   $  1,267   $ (1,667)     $  1,853    $ (11,686)
                                                                    ========   ========      ========    =========


Basic and diluted earnings (loss) per share                         $   0.08   $  (0.11)     $   0.11    $   (0.79)
                                                                    ========   ========      ========    =========

Shares used in computing earnings (loss) per share:
     Basic                                                            14,903     14,723        16,134       14,723
                                                                    ========   ========      ========    =========
     Diluted                                                          14,951     14,723        16,157       14,723
                                                                    ========   ========      ========    =========

                                    See accompanying notes.

                           CUSTOMTRACKS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (Unaudited)

                                                                                                    Nine Months
                                                                                                 Ended September 30
                                                                                              ------------------------
                                                                                                 1998          1997
                                                                                              ----------    ----------
Cash flows from operating activities:
     Net income (loss)                                                                        $    1,853    $ (11,686)
     Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                                               2,844        3,831
       Loss from sale of businesses, net                                                           1,561           --
       Stock based compensation                                                                      516           --
       Deferred income taxes                                                                          --        3,404
       Change in assets and liabilities:
          Accounts receivable                                                                     (2,327)      (5,369)
          Inventories                                                                             (1,650)          43
          Prepaid expenses                                                                           120          538
          Intangibles and other assets                                                               242          832
          Accounts payable and accrued expenses                                                   (1,411)       2,395
          Deferred income                                                                            133         (554)
                                                                                              ----------    ---------
            Net cash provided (used) by operating activities                                       1,881       (6,566)

Cash flows from investing activities:
       Purchases of property and equipment                                                        (2,089)      (1,559)
       Proceeds from sale of TSG business, net of
          cash conveyed                                                                           20,847           --
       Proceeds from sale of Cotag business unit                                                   2,636           --
       Purchase of Cardkey Systems                                                                    --       (1,868)
       Purchases of marketable securities                                                        (16,053)      (4,916)
       Sales and maturities of  marketable securities                                              1,010       10,854
       Increase in other assets                                                                     (397)      (1,132)
       Other                                                                                         (52)         (66)
                                                                                              ----------    ---------
          Net cash provided by investing activities                                                5,902        1,313

Cash flows from financing activities:
       Proceeds from issuance of common stock                                                        340           --
       Other                                                                                          49           69
                                                                                              ----------    ---------
          Net cash provided by financing activities                                                  389           69

Effect of exchange rate changes on cash and cash equivalents                                          22          147
                                                                                              ----------    ---------

Increase (decrease) in cash and cash equivalents                                                   8,194       (5,037)

Cash and cash equivalents, beginning of period                                                    15,163        5,296
                                                                                              ----------    ---------

Cash and cash equivalents, end of period                                                      $   23,357    $     259
                                                                                              ==========    =========

                                    See accompanying notes.

                           CUSTOMTRACKS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1997 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1997 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature except for the special charges as explained in Notes 3, 4 and 5. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The differences between net income and comprehensive income were not significant for the three-month and nine-month periods ended September 30, 1998.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because the Company does not currently use derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

    Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive employee stock options.

2.  INVENTORIES

    Inventories consist of the following:

                       September 30, 1998  December 31, 1997
                       ------------------  -----------------

    Raw materials         $1,533,000          $ 4,956,000

    Work in process          627,000            3,107,000

    Finished goods         1,684,000            3,696,000
                          ----------          -----------

                          $3,844,000          $11,759,000
                          ==========          ===========

3.  DISPOSITION OF BUSINESSES


    Transportation Systems Group

    On June 11, 1998, the Company sold its Transportation Systems Group to UNOVA, Inc. ("UNOVA"), effective as of May 31, 1998, for approximately $33,250,000 and recorded a gain of $1,139,000 from the transaction. As consideration for the sale, the Company received approximately $22,250,000 in cash and 2,2ll,900 unregistered shares of the Company's Common Stock that were previously purchased by UNOVA in late 1997 valued at approximately $11,000,000. Included in UNOVA's purchase were the Company's manufacturing and technology facility in Albuquerque, New Mexico, the Company's radio frequency identification technologies and other intellectual properties, the brand name Amtech, and all current operations associated with the transportation business.

    Cotag International

    On July 7, 1998, the Company sold the net assets of its Cotag International ("Cotag") business unit to Metric Gruppen AB ("Metric") of Solna, Sweden, effective as of June 30, 1998, for approximately $4,400,000 and recorded a second quarter 1998 loss of $2,700,000 from the transaction, including a $2,800,000 write-off of intangible assets. The Company received approximately $2,700,000 in July 1998 with the remaining $1,700,000 to be received by January 1999. The Company may receive up to an estimated additional $1,400,000, depending on the level and mix of Cotag revenues achieved in 1998 and 1999. Included in Metric's purchase is the brand name and intellectual property underlying Cotag's hands-free proximity technology, Cotag's manufacturing facility in Cambridge, England, and the ongoing business of the unit.

4.  SPECIAL OPERATING AND INCOME TAX CHARGES

    In July 1997, the Company announced that it would withdraw from the wireless LAN terminal market and seek buyers for its Interactive Data Group ("IDG"). Operating results include charges of $1,650,000 in the three months and $3,725,000 in the nine months ended September 30, 1997 for employee severance costs, winding up of operating activities and to reduce the assets of the IDG to their estimated net realizable values. Allocation of the charges to operating costs and expenses for the three months ended September 30, 1997 are $800,000 in cost of sales, $200,000 in research and development expense and $750,000 in marketing, general and administrative expense, offset by $100,000 in sales. Allocation of the charges to operating costs and expenses for the nine months ended September 30, 1997 are $1,800,000 in cost of sales, $300,000 in research and development expense and $1,725,000 in marketing, general and administrative expense, offset by $100,000 in sales. The IDG was sold in late 1997.


    In the second quarter of 1997, in light of continued operating losses, the Company determined that future taxable income in the U.S. was uncertain. As a result, the provision for income taxes in the nine months ended September 30, 1997 includes $4,680,000, representing the effect of establishing a valuation allowance for U.S. deferred tax assets, in accordance with the requirements of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

5.  MANAGEMENT CHANGE


    On February 28, 1998, Mr. David P. Cook replaced the chairman, president and chief executive officer of the Company. The provisions of the former executive's severance agreement and various stock options resulted in a charge in the first quarter 1998 of approximately $1,000,000, including a cash payment of approximately $650,000, which is included in marketing, general and administrative expenses for the nine month period ended September 30, 1998.

    As previously disclosed, the Company and Mr. Cook have entered into certain employment and option arrangements. The employment arrangement provides for a three year term, beginning April 29, 1998. Mr. Cook will receive no salary under the employment arrangement, although, as consideration for entering into the employment arrangement, Mr. Cook received an option to acquire 4,254,627 shares of the Company's Common Stock. The option exercise price is $7.00 per share, which was twice the closing price of the Company's Common Stock on April 28, 1998. The options have a five year term, vest quarterly over two years, and are subject to accelerated vesting upon the occurrence of specified events.

6.  NEW BUSINESS

    Upon the completion of the sale of the balance of its Electronic Security Group (see Note 7), the Company will have exited the electronic identification business, its remaining revenue-generating business. As previously announced, the Company has entered the digital data distribution business, with a focus in the music arena. In connection with its entry into the digital data distribution business, the Company acquired Petabyte Corporation ("Petabyte"), a start-up enterprise founded by Mr. Cook, the Company's current chairman and chief executive officer. In consideration of the sale of Petabyte, the Company has paid Mr. Cook $200,000 and has agreed to pay Mr. Cook four annual payments of $200,000 each. The Company has the right to transfer the Petabyte enterprise to Mr. Cook in consideration of the cancellation of any annual payments not yet due. The Company is pursuing digital music content rights and, additionally, is evaluating other music-related Internet business opportunities.

    The Company has engaged the services of a law firm to assist in obtaining exclusive or non-exclusive rights, or both, to certain music content rights. In exchange for these services, a wholly-owned subsidiary of the Company has agreed to issue options to acquire approximately 5% of the subsidiary's common stock, which is convertible into Common Stock of the Company. The number of Common Stock shares into which these options are convertible is based on a formula that is dependent upon the value of the subsidiary, which is imputed from the market value of the Company's Common Stock after subtracting the value of the Company's other assets. The options vest over a two year period or may accelerate depending upon the results of obtaining the exclusive or non-exclusive rights. The Company may terminate the engagement at any time and, in most circumstances, any options not vested would expire.

7.  SUBSEQUENT EVENT

    In November 1998, the Company signed a definitive agreement to sell the balance of its Electronic Security Group ("ESG"), comprised of Cardkey European Holdings Limited, Cardkey Systems Inc. and related entities, to Johnson Controls, Inc., in an all-cash transaction valued at approximately $41,000,000, with the final amount depending on the book value of the ESG's net assets. The sale of the ESG is estimated to result in a fourth quarter net gain of approximately $21,000,000 to $23,000,000, after accounting for the net book value of the assets to be sold, the tax effects of the transaction and the associated transaction costs. The transaction is scheduled to close by early December, with an effective date of November 30, 1998, and is subject to the approval of the companies' boards of directors and normal governmental clearances.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     At the beginning of 1998, the Company was organized into two market oriented groups. The Electronic Security Group ("ESG"), which focuses on products and services for electronic access control applications, includes Cardkey European Holdings Limited, Cardkey Systems Inc. and related entities. The Transportation Systems Group ("TSG"), which included Amtech Systems Corporation, Amtech World Corporation and Amtech International S.A., developed and provided high-frequency radio frequency identification solutions to the transportation markets. These markets included electronic toll and traffic management ("ETTM"), rail, airport, parking and access control, intermodal and motor freight.

     The Interactive Data Group ("IDG") business, consisting of WaveNet, Inc. and WaveNet International, Inc. was sold in November 1997.

     On June 11, 1998, the Company sold its Transportation Systems Group to UNOVA, Inc. ("UNOVA"), effective as of May 31, 1998, for approximately $33,250,000 and recorded a gain of $1,139,000 from the transaction. As consideration for the sale, the Company received approximately $22,250,000 in cash and 2,2ll,900 unregistered shares of the Company's Common Stock that were previously purchased by UNOVA in late 1997 valued at approximately $11,000,000. Included in UNOVA's purchase were the Company's manufacturing and technology facility in Albuquerque, New Mexico, the Company's radio frequency identification technologies and other intellectual properties, the brand name Amtech, and all current operations associated with the transportation business.

     On July 7, 1998, the Company sold the net assets of its Cotag International ("Cotag") business unit (formerly included in the ESG) to Metric Gruppen AB ("Metric") of Solna, Sweden, effective as of June 30, 1998, for approximately $4,400,000 and recorded a second quarter 1998 loss of $2,700,000 from the transaction, including a $2,800,000 write-off of intangible assets. The Company received approximately $2,700,000 in July 1998 with the remaining $1,700,000 to be received by January 1999. The Company may receive up to an estimated additional $1,400,000, depending on the level and mix of Cotag revenues achieved in 1998 and 1999. Included in Metric's purchase is the brand name and intellectual property underlying Cotag's hands-free proximity technology, Cotag's manufacturing facility in Cambridge, England, and the ongoing business of the unit.

     In November 1998, the Company signed a definitive agreement to sell the balance of the ESG to Johnson Controls, Inc., in an all-cash transaction valued at approximately $41,000,000, with the final amount depending on the book value of the ESG's net assets. The sale of the ESG is estimated to result in a fourth quarter net gain of approximately $21,000,000 to $23,000,000, after accounting for the net book value of the assets to be sold, the tax effects of the transaction and the associated transaction costs. The transaction is scheduled to close by early December, with an effective date of November 30, 1998, and is subject to the approval of the companies' boards of directors and normal governmental clearances.

     Upon the completion of the sale of the balance of the ESG, the Company will have exited the electronic identification business, its remaining revenue-generating business. As previously announced, the Company has entered the digital data distribution business, with a focus in the music arena. In connection with its entry into the digital data distribution business, the Company acquired Petabyte Corporation ("Petabyte"), a start-up enterprise founded by Mr. Cook, the Company's current chairman and chief executive officer. In consideration of the sale of Petabyte, the Company has paid Mr. Cook $200,000 and has agreed to pay Mr. Cook four annual payments of $200,000 each. The Company has the right to transfer the Petabyte enterprise to Mr. Cook in consideration of the cancellation of any annual payments not yet due. The Company is pursuing digital music content rights and, additionally, is evaluating other music-related Internet business opportunities.

     The sales of TSG, Cotag and IDG impact the comparability of the Company's 1998 results with those of 1997.

RESULTS OF OPERATIONS

     Sales for the three months and nine months ended September 30, 1998 decreased $14,249,000 or 47% and $7,191,000 or 9%, respectively, from the comparable periods in 1997 primarily due to the disposition of the TSG and Cotag. Sales for the ESG decreased from $16,951,000 in the third quarter of 1997 to $15,936,000 for the comparable period in 1998 primarily due to the sale of Cotag, and increased from $47,652,000 in the first nine months of 1997 to $50,151,000 for the comparable period in 1998 primarily in its U.S.-based operations. The TSG's sales in the third quarter of 1997 were $13,122,000, and decreased from $35,092,000 in the first nine months of 1997 to $25,873,000 for the comparable period in 1998.

     Gross profit as a percentage of sales increased from 36% in 1997 to 44% in 1998 for the three month periods and from 37% in 1997 to 42% in 1998 for the nine month periods. The increase in the three month and nine month periods is primarily due to provisions in 1997 of $800,000 and $1,800,000, respectively, to adjust certain IDG assets to their estimated net realizable values. Also effecting the increase in the nine month period is an increase in TSG's gross profit margin from 32% in 1997 to 39% in 1998. This increase is due in part to improved gross profit margins on systems integration services work in the first half of 1998, although revenues of $3,000,000 from the Florida Department of Transportation electronic toll collection contract had no gross profit margin as expected. Additionally, the TSG gross profit margin in 1998 increased as a result of lower manufacturing costs due to higher sales volumes of Company-manufactured products. The ESG's gross profit margin was 44% and 42% for the three month and nine month periods in 1998, respectively, as compared to 42% in both of the 1997 periods.

     Research and development for the three months and nine months ended September 30, 1998 decreased $2,562,000 or 85% and $3,962,000 or 45% from the comparable periods in 1997, primarily due to the dispositions of the IDG in November 1997, the TSG effective May 1998 and the Cotag business unit effective June 1998. IDG expenditures were $194,000 and $899,000 for the three month and nine month periods in 1997. The TSG expenditures were $2,018,000 in 1997 for the three month period and decreased from $5,193,000 in 1997 to $2,688,000 in 1998 for the nine month periods. The ESG expenditures decreased from $796,000 in 1997 to $446,000 in 1998 for the three month periods and from $2,688,000 in 1997 to $2,130,000 in 1998 for the nine month periods.

     Marketing, general and administrative expenses for the three months and nine months ended September 30, 1998 decreased $3,827,000 or 40% and $6,834,000 or 22% from the comparable periods in 1997, primarily due to the dispositions of the IDG in November 1997, the TSG effective May 1998 and the Cotag business unit effective June 1998. IDG expenditures were $786,000 and $3,143,000 for the three month and nine month periods in 1997, including provisions of $750,000 and $1,725,000, respectively, for employee severance costs, winding-up of operating activities and adjusting certain assets to their estimated net realizable values. TSG expenditures were $2,746,000 in 1997 for the three month period and decreased from $9,420,000 in 1997 to $4,938,000 in 1998 for the nine month periods. These expenditure reductions were partially offset during the nine month period in 1998 by an expense charge of approximately $1,000,000 pursuant to the provisions of the Company's former chairman, president and chief executive officer's severance agreement and various stock options.

     Investment income for the three months and nine months ended September 30, 1998 increased from $159,000 to $582,000 and increased from $894,000 to $1,154,000, respectively. The increase for both periods is attributable to the increase in invested cash and short-term marketable securities resulting from the sale of the TSG and Cotag.

     The income tax provision of $76,000 and $280,000 for the three months and nine months ended September 30, 1998 consists primarily of state and foreign income taxes. The Company has net operating loss carryforwards available in the U.S. to offset a portion of its current tax expense. In the second quarter of 1997, in light of continued operating losses, the Company determined that future taxable income in the U.S. was uncertain. As a result, the provision for income taxes in the nine months ended September 30, 1997 includes $4,680,000, representing the effect of establishing a valuation allowance for U.S. deferred tax assets, in accordance with the requirements of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

     As a result of the foregoing, the Company experienced net income of $1,267,000 and $1,853,000 for the three months and nine months ended September 30, 1998 as compared to a net loss of $1,667,000 and $11,686,000 for the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company's principal source of liquidity is its net working capital position of $48,730,000 including cash and short-term marketable securities of $39,410,000. After the sale of the ESG, as currently anticipated, the Company should have approximately $80,000,000 in cash or equivalents. Pending the utilization of funds in new businesses, the Company plans to invest its cash in short-term high-grade commercial paper and U.S. government and agency securities.

THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Upon completion of the sale of the balance of its Electronic Security Group, the Company will have exited its remaining revenue-generating business. Management believes that the Year 2000 Issue will not have a material impact on the Company.

BUSINESS CONSIDERATIONS

    Successful development of a start-up enterprise, particularly Internet related businesses, can be difficult and costly; there are no assurances of ultimate success and a start-up enterprise involves risks and uncertainties, including the following: (1) There are no assurances that the Company will be able to successfully develop its targeted businesses, that it will be able to compete effectively against similar or alternative digital data distribution businesses, that it will gain market acceptance, that it will not be made obsolete by further technological development, that it will be able to provide or attract the necessary capital, or that it will not encounter other, and even unanticipated, risks. (2) Use of the Internet by consumers, while growing, is still at an early stage of development, and market acceptance of the Internet as a medium for entertainment, commerce and information is still subject to a high level of uncertainty. (3) The Company may decide to exit the digital data distribution business at any time.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of shareholders on August 31, 1998. At this meeting, the shareholders elected as directors of the Company, David P. Cook, Michael E. Keane, James S. Marston, Jack L. Martin, Antonio R. Sanchez, Jr., and Dr. Ben G. Streetman. The tabulation of votes with respect to the election of directors is as follows:

              Nominee                  Shares For      Shares Withheld
              -------                  ----------      ---------------

            David P. Cook              12,463,111          182,995
            Michael E. Keane           12,464,366          181,740
            James S. Marston           12,462,236          183,870
            Jack L. Martin             12,451,992          194,114
            Antonio R. Sanchez, Jr.    12,411,019          235,087
            Dr. Ben G. Streetman       12,451,699          194,407

        The shareholders voted to amend the Company's Articles of Incorporation to change the Company's name from Amtech Corporation to CustomTracks Corporation. The tabulation of the votes with respect to the Company's name change is as follows:

                             For        12,454,041

                             Against       152,122

                             Abstain        39,943

ITEM 5.  OTHER INFORMATION

         See Note 7, "SUBSEQUENT EVENT," to Condensed Consolidatd Financial Statements regarding the pending sale of the balance of the Electronic Security Group.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

               DESCRIPTION OF EXHIBITS
               -----------------------

               * 3.1 Articles of Amendment to Articles of Incorporation of Amtech Corporation d/b/a AMTC Corporation, dated August 31, 1998.
               * 3.2 Restated Bylaws of CustomTracks Corporation, dated August 31, 1998.
               *10.1 CustomTracks Corporation 1990 Stock Option Plan (Amended and Restated as of August 1998).

               *27.1   Financial Data Schedule.
               *99.1   CustomTracks Corporation Press Release, dated November 9,
                       1998, pertaining to the proposed sale of Cardkey Systems.

        (b) The Registrant filed Form 8-K on July 21, 1998 to report the July 7, 1998 sale of its Cotag International unit, which was effective June 30, 1998, to Metric Gruppen AB. The report included a pro forma condensed consolidated balance sheet as of March 31, 1998 and pro forma condensed consolidated statements of operations for the year ended December 31, 1997 and the three months ended March 31, 1998.


--------------------------------------------------------------------------------
*Filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CUSTOMTRACKS CORPORATION
                                     (Registrant)



Date: November 16, 1998             By:  /s/Steve M. York
                                         ----------------
                                         Steve M. York
                                         Senior Vice President, Chief Financial
                                         Officer, and Treasurer
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)