Form 10-K
period 1998-12-31
CUSTOMTRACKS CORP /TX/
filed 1999-03-30
CIK 855612

                                                                 DRAFT 03/18/99

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to

                        Commission File Number: 0-17995

                           CUSTOMTRACKS CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                               ----------------

                 Texas                               75-2216818
       (State of Incorporation)                   (I.R.S. Employer
                                                Identification Number)

                              One Galleria Tower
                                13355 Noel Road
                                  Suite 1555
                           Dallas, Texas 75240-6604
                   (Address of Principal Executive Offices)

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

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 26, 1999, there were 15,126,012 shares of CustomTracks Corporation $0.01 par value common stock outstanding, 13,375,289 of which having an aggregate market value of $107,002,312 were held by non-affiliates. For purposes of the above statement, all directors and officers of the Registrant are presumed to be affiliates.

  Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

Overview

  At the beginning of 1998, CustomTracks Corporation, formerly Amtech Corporation (the "Company"), was organized into two market-oriented groups. The Electronic Security Group ("ESG"), which focused on products and services for electronic access control applications, encompassed Cardkey European Holdings Limited, Cardkey Systems, Inc., Cotag International ("Cotag") and related entities. The Transportation Systems Group ("TSG"), which was comprised of Amtech Systems Corporation, AMTC International S.A. (formerly Amtech International S.A.) and Amtech World Corporation, developed and provided high-frequency radio frequency identification solutions to the transportation markets. These markets included electronic toll and traffic management, rail, airport, parking and access control, intermodal and motor freight.

  On June 11, 1998, the Company sold the TSG to UNOVA, Inc. ("UNOVA"), effective as of May 31, 1998, resulting in a pre-tax gain of $1,139,000. As consideration for the sale, the Company received $22,350,000 in cash and 2,211,900 unregistered shares of the Company's common stock that were previously purchased by UNOVA in late 1997. The shares were valued at $10,921,000. Included in UNOVA's purchase were the Company's manufacturing and technology facility in Albuquerque, New Mexico, the Company's radio frequency identification technologies and other intellectual properties, the brand name "Amtech" and all operations associated with the transportation business.

  On July 7, 1998, the Company sold the net assets of Cotag to Metric Gruppen AB ("Metric") of Solna, Sweden, effective as of June 30, 1998, resulting in a pre-tax loss of $2,372,000, including a $2,800,000 write-off of intangible assets. The Company received sales proceeds of $3,050,000 during 1998 and $1,552,000 in February 1999. Depending on the level and mix of Cotag's revenues achieved in 1999, the Company may receive up to an additional $800,000. Included in Metric's purchase was the brand name and intellectual property underlying Cotag's hands-free proximity technology, Cotag's manufacturing facility in Cambridge, England and the ongoing business of the unit.

  On November 25, 1998, the Company sold the remaining portion of the ESG, comprised of Cardkey European Holdings Limited, Cardkey Systems, Inc. and related entities, to Johnson Controls, Inc., effective as of November 29, 1998, realizing cash proceeds of $44,715,000, including $3,752,000 received in January 1999. The sale resulted in a pre-tax gain of $23,550,000 and included all of the operations and net assets of the business.

  As a result of these transactions, all of the Company's operations related to this business segment were discontinued. See "New Business Initiatives" for a description of the Company's new business initiatives.

  The Company was incorporated in Texas in 1988. The Company's executive offices are located at One Galleria Tower, 13355 Noel Road, Suite 1555, Dallas, Texas 75240-6604 (telephone (972) 702-7055).

New Business Initiatives

 Internet Transaction Payment System

  The Company is exploring Internet related businesses, including a transaction payment system for use by consumers when purchasing items over the Internet. The system is expected to collect payments from consumers and disburse the payments to participating vendors. The Company commenced development of this system in 1999 using both internal and external resources, and expects to introduce an operational payment system in the third quarter of 1999.

  The Company believes that the Internet payment system industry is immature, fragmented and dynamic. No competitor has a dominant share of the market. There are currently no significant barriers to entry. Many of the Company's competitors and potential competitors in this arena are significantly larger than the Company and have substantially more resources.

 Customized Music

  The Company also announced in February 1999 that its previously announced plan to enter the customized compact disc business had been impacted by two recent music industry developments. First, the Secure Digital Music Initiative, an effort sponsored by the major music record companies to establish standards for the digital distribution of protected music via the Internet and other means, has delayed the Company's efforts to obtain music content rights. Second, the availability of the handheld MP3 player will likely impact customized compact disc pricing. The Company will evaluate its customized compact disc strategy further as these developments evolve.

 Other

  In addition to developing the Internet transaction payment system, the Company is also exploring additional Internet related businesses.

  There is no assurance that the Company will be successful in the Internet arena. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below for a description of certain management assumptions, risks and uncertainties relating to the Company's operations.

Employees

  The Company had 15 employees as of February 28, 1999.

Research and Development; Patents and Trademarks

  The Company's continuing operations incurred no research and development expenses in 1998, 1997 or 1996. Research and development expenses related to the Company's discontinued operations amounted to $4,931,000, $11,332,000 and $10,314,000 in 1998, 1997 and 1996, respectively.

  The Company is a licensee of one patent covering concepts the Company may employ in implementing its Internet businesses. In addition, the Company has filed for trademarks and service marks, as applicable, for "CustomTracks" and other marks.

Customers

  The Company had no revenues from continuing operations in 1998. During 1998, no customer accounted for 10% or more of revenues of the Company's discontinued operations.

Sales Backlog

  The Company's backlog, calculated as the aggregate of sales prices of orders received from customers, less revenue recognized, was zero at February 28, 1999, as compared with approximately $60,500,000 at February 28, 1998, all of which related to the Company's discontinued operations.

Geographic Information

  The Company's continuing corporate operations are based in the United States, and corporate assets at December 31, 1998 are primarily comprised of cash investments and marketable securities invested in U.S. corporate debt securities.

ITEM 2. PROPERTIES.

  The Company leases approximately 6,910 square feet of space for its corporate offices in Dallas, Texas, under a lease that expires in July 2003 and approximately 29,000 square feet of space for its proposed computing center operations in Dallas, Texas, under a sublease which commences in May 1999 and expires in September 2004.

ITEM 3. LEGAL PROCEEDINGS.

  None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

  The Company's common stock trades on The Nasdaq Stock Market under the symbol CUST. The following table shows the high and low sales prices by quarter for 1998 and 1997. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                                                            1998        1997
                                                        ------------ -----------
      Quarter Ended                                      High   Low  High   Low
      -------------                                     ------ ----- ----- -----
      March 31......................................... $ 4.87 $3.25 $8.38 $5.63
      June 30.......................................... $ 5.62 $3.37 $6.13 $4.00
      September 30..................................... $ 7.00 $4.56 $5.13 $4.25
      December 31...................................... $12.31 $3.50 $5.63 $3.69

  Effective November 3, 1997, UNOVA purchased 2,211,900 shares of the Company's common stock for $10,000,000 in a private placement transaction. The shares were issued in a transaction exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D thereunder. As partial consideration for the sale of the Company's TSG to UNOVA in June 1998, these shares were returned to the Company. See "PART I,
ITEM 1. BUSINESS, Overview."

  At February 26, 1999, there were 15,126,012 shares of common stock outstanding held by 587 shareholders of record. On that date, the last reported sales price of the common stock was $8.00.

  The Company has not paid any cash dividends on its common stock during the last two years and does not anticipate doing so in the forseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the years in the five-year period ended December 31, 1998, which are derived from the consolidated financial statements of the Company, which have been audited. During 1998, the Company sold all of its operating businesses and has reclassified their operating results as discontinued operations. The consolidated financial statements and notes thereto as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, and the report of Ernst & Young LLP thereon are included elsewhere in this Form 10-K. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                          Year Ended December 31,
                                  --------------------------------------------
                                   1998      1997     1996     1995     1994
                                  -------  --------  -------  -------  -------
                                   (In thousands, except per share data)
Statement of Operations Data
 (1):
Corporate expenses (2)..........  $(4,022) $ (2,931) $(3,012) $(2,246) $  (713)
Investment income, net..........    1,956     1,068    2,793    2,127    2,104
                                  -------  --------  -------  -------  -------
Income (loss) from continuing
 operations before income
 taxes..........................   (2,066)   (1,863)    (219)    (119)   1,391
Income taxes....................      576        (8)     (77)      43     (428)
                                  -------  --------  -------  -------  -------
Income (loss) from continuing
 operations.....................   (1,490)   (1,871)    (296)     (76)     963
Discontinued operations (1)
 Income (loss) from discontinued
  operations, net of income
  taxes (3) (4).................    6,105   (12,089)    (348)  (4,011)   6,699
 Gain (loss) on sale of
  discontinued operations, net
  of income taxes...............   21,651    (3,657)     --       --       --
                                  -------  --------  -------  -------  -------
                                   27,756   (15,746)    (348)  (4,011)   6,699
                                  -------  --------  -------  -------  -------
Net income (loss)...............  $26,266  $(17,617) $  (644) $(4,087) $ 7,662
                                  =======  ========  =======  =======  =======
Basic and diluted earnings
 (loss) per common share
 Continuing operations..........  $ (0.09) $  (0.12) $ (0.02) $ (0.0l) $  0.07
 Discontinued operations........     1.75     (1.05)   (0.02)   (0.27)    0.45
                                  -------  --------  -------  -------  -------
 Net income (loss)..............  $  1.66  $  (1.17) $ (0.04) $ (0.28) $  0.52
                                  =======  ========  =======  =======  =======
Shares used in computing
 earnings (loss) per share
 Basic..........................   15,836    15,081   14,637   14,655   14,596
 Diluted........................   15,836    15,081   14,637   14,655   14,764
Cash dividends declared per
 common share...................      --        --       --   $  0.02  $  0.08
Balance Sheet Data:
Working capital.................  $81,291  $ 63,648  $43,047  $49,349  $63,558
Total assets....................   86,898    63,919   72,206   73,479   75,586
Total stockholders' equity......   81,449    63,696   71,756   72,561   75,336
Stockholders' equity per share..     5.40      3.76     4.87     4.97     5.16

--------
(1) In 1995, the Company acquired Cotag International Limited, Cardkey Systems, Inc., Cardkey Systems Limited and WaveNet International, Inc. WaveNet International, Inc. was sold in 1997, while the remainder of these businesses and the Company's Transportation Systems Group ("TSG") were sold in 1998. The operating results of these businesses have been reclassified as discontinued operations for all periods presented. See
    Note 2 to consolidated financial statements included herein.
(2) Corporate expenses for the years 1995 through 1998 represent the costs associated with a holding company function established as a result of the Company's 1995 acquisitions. In 1994, substantially all of the Company's expenses were related to operating the TSG. However, the estimated direct costs incurred by the TSG associated with being a publicly-held company have been presented as corporate expenses.
(3) In 1997, loss from discontinued operations includes a $5.7 million pre-tax contract loss provision related to a multi-year implementation of an electronic toll collection system by the TSG.
(4) In 1997, income taxes related to discontinued operations includes $4.7 million representing the effect of establishing a valuation allowance for U.S. deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

  Historically, the Company has operated in one industry segment, the provision of systems and solutions for the intelligent transportation, electronic security and other markets through the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The businesses comprising this industry segment were sold during 1998 and 1997 and have been reclassified as discontinued operations in the consolidated financial statements. See Note 2 to the consolidated financial statements, "Discontinued Operations," for additional discussion.

  The Company is exploring Internet related businesses, including a transaction payment system for use by consumers when purchasing items over the Internet. The system is expected to collect payments from consumers and disburse the payments to participating vendors. The Company commenced development of this system in 1999 using both internal and external resources, and expects to introduce an operational payment system in the third quarter of 1999.

Results of Operations

 Continuing Operations

  Corporate expenses

  Corporate expenses decreased from $3,012,000 in 1996 to $2,931,000 in 1997 and increased to $4,022,000 in 1998. The change from 1997 to 1998 is primarily attributable to an expense charge of approximately $1,000,000 incurred in connection with the Company's former chairman, president and chief executive officer's severance agreement and stock options. In 1996, corporate expenses included $446,000 recognized by the Company relating to stock options granted in December 1995 to certain of the Company's outside directors under a plan that was approved by the shareholders on April 25, 1996.

  Investment income, net

  Investment income net of interest expense decreased from $2,793,000 in 1996 to $1,068,000 in 1997 and increased to $1,956,000 in 1998. The change from 1997 to 1998 is attributable to the increase in invested cash and marketable securities resulting from the sale of the Company's businesses in 1998. The decrease from 1996 to 1997 is primarily attributable to gains of $2,150,000 realized in 1996 from the sale of remaining U.S. corporate equity securities in the Company's investment portfolio.

  Income taxes

  The income tax benefit on the loss from continuing operations in 1998 of $576,000 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses and the nondeductible investment in a subsidiary. The provision for income taxes on continuing operations in 1997 of $8,000 is different from the U.S. statutory rate of 34%, primarily due to providing a valuation allowance for all of the Company's U.S. deferred tax assets in light of its continued operating losses. The provision for income taxes on continuing operations in 1996 of $77,000 is different from the U.S. statutory rate of 34%, primarily due to the effect of unbenefitted U.S. losses.

  Loss from continuing operations

  As a result of the foregoing, the Company experienced losses from continuing operations of $296,000 in 1996, $1,871,000 in 1997 and $1,490,000 in 1998.

 Discontinued Operations

  The Company sold its operating businesses realizing net after-tax gains of $21,651,000 in 1998 and an after-tax loss of $3,657,000 in 1997. Net operating results from discontinued operations was a loss of $348,000 and $12,089,000 in 1996 and 1997, respectively, and income of $6,105,000 in 1998.

Liquidity and Capital Resources

  At December 31, 1998, the Company's principal source of liquidity is its net working capital position of $81,291,000, including cash and marketable securities of $81,221,000. The Company's cash position increased significantly during 1998, with cash proceeds of $62,503,000 being realized from the sales of the Company's businesses. The Company plans to continue to invest its excess cash in short-term, high-grade U.S. corporate debt securities or U.S. government and agency securities. In June 1998, the Company's number of outstanding common shares was reduced when 2,211,900 shares were returned to the Company as partial consideration for the sale of the Transportation Systems Group to UNOVA, Inc.

  The Company's new business initiative to create Internet related businesses is expected to require significant investment. The Company currently expects to invest $20,000,000 to $30,000,000 during 1999 on its Internet transaction payment system for software development, marketing, expanded lease facilities, communications, computers and related equipment to establish a computing center and related personnel and start-up operating costs. Management believes the Company's existing cash position will be sufficient to meet near-term anticipated needs. The Company has no existing borrowings or credit facilities and acquisitions, if any, would be financed by the most attractive alternative available, which could be the utilization of cash or the issuance of debt or equity securities.

Non-Employee Stock Options Granted in 1999

 Proposed Director Stock Option Plan

  In January 1999, certain non-employee directors were granted options to purchase, in the aggregate, approximately 150,000 shares of the Company's common stock, subject to approval of a new directors' stock option plan by the Company's stockholders. The options have an exercise price of $10.65 per share, which was 120% of the closing price of the common stock on the date of grant. The options vest upon the approval of a new plan and expire at the end of ten years. If the stockholders approve the new plan, currently under Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees," the excess, if any, of the closing price of the common stock on the date of plan approval over the exercise price of $10.65 would be charged to income for periods prior to the effective date of a new accounting standard amending APB 25 as discussed below. The estimated fair value of these options at the grant date using the Black-Scholes option valuation model is approximately $965,000 or $6.43 per share.

 New Business Initiatives

  The Company entered into an agreement in February 1999 with Lante Corporation ("Lante"), a third party software development firm, to assist the Company with developing its new Internet transaction payment system. In exchange for the services to be provided by Lante, the Company will pay cash for work performed at discounted rates and will issue options to purchase 500,000 shares of the Company's common stock to Lante at an exercise price of $7.62 per share, the closing price of the Company's common stock on the date of the agreement. The options vest over three years and expire at the end of ten years. The estimated fair value of these options at the grant date using the Black-Scholes option valuation model is $2,865,000 or $5.73 per share.

  Additionally, in February 1999, in exchange for a law firm's agreement to assist the Company in marketing its Internet transaction payment system to five major music companies, the Company agreed to issue the firm options to purchase 20,000 shares of the Company's common stock at an exercise price of $8.61 per share, representing the average closing price of the Company's common stock for the twenty trading days centered around the date of the agreement. The options will vest, if at all, on a pro rata basis when any or all of the five targeted companies begin using the Company's Internet transaction payment system. The options expire at the end of six years. The estimated fair value of these options at the grant date using the Black-Scholes option valuation model is $107,000 or $5.35 per share.

 Accounting for Non-Employee Stock Options

  The Financial Accounting Standards Board recently concluded its initial deliberations on several practice issues under APB 25. The proposed effective date of a new financial accounting standard setting forth these conclusions would be its issuance date, which presently is expected to be in September 1999, but would apply to all stock option grants subsequent to December 15, 1998. A consequence of the application of the tentative conclusions would be that outside directors that receive stock options would not be included under the scope of APB 25 because they would no longer be considered employees. Stock option grants to outside directors after December 15, 1998 would, therefore, give rise to compensation expense, determined in accordance with the following paragraph, and recognized over the vesting period for periods subsequent to the effective date of the new accounting standard.

  The accounting for equity instruments, such as the stock options discussed in the paragraphs above, issued to non-employees for services rendered is governed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." These pronouncements require the fair value of equity instruments given as consideration for services rendered be recognized as a non-cash charge to income over the shorter of the vesting or service period. The equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. As a result, the Company's future results of operations could be materially impacted by a change in valuation of the stock options discussed above, or other equity instruments granted in the future to non-employees, as a result of future increases or decreases in the price of the Company's common stock. However, the required accounting treatment will have no impact on the Company's cash flows or total stockholders' equity.

Impact of the Year 2000

  The Year 2000 Issue is primarily the result of computer programs being written using two digits rather than four to define the applicable year. There are no material Year 2000 compliance requirements confronting the Company since it has no existing operating businesses. The Company's current financial and administrative systems are fully compliant. Accordingly, the Company has no ongoing remediation plans with respect to its current systems.

  Software systems developed for use in connection with the Company's new Internet related businesses will be designed and tested for Year 2000 compliance. The Company continues to assess the impact, if any, the Year 2000 Issue will have on its key vendors and development partners before the inception of a relationship. If the Company's assessments of the impact of the Year 2000 Issue prove to be incorrect, the Company's new Internet related businesses may be materially affected.

New Financial Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because the Company does not currently use derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on operating results or the financial position of the Company.

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

  Product Development and Market Acceptance. The Company's growth depends on the timely development and market acceptance of new products. Successful development of a development stage enterprise, particularly Internet related businesses, can be difficult and costly; there are no assurances of ultimate success and a start-up enterprise involves risks and uncertainties, including the following:

  . There are no assurances that the Company will be able to successfully and timely develop new products for its targeted businesses, that it will be able to compete effectively against similar or alternative businesses, that it will gain market acceptance, that it will not be made obsolete by further technological development, that it will be able to provide or attract the necessary capital or that it will not encounter other, and even unanticipated, risks.

  . Use of the Internet by consumers, while growing, is still at an early stage of development, and market acceptance of the Internet as a medium for entertainment, commerce and information is still subject to a high level of uncertainty.

  . The Company may decide to exit the Internet transaction payment business at any time.

  Competition and Technological Change. The Company will be competing with larger companies that have access to greater capital, research and development, marketing, distribution and other resources than the Company. In addition, the Internet market is characterized by extensive research efforts and rapid product development and technological change that could render the Company's products obsolete or noncompetitive.

  Intellectual Property Rights. The Company relies in part on patents, trade secrets and proprietary technology to remain competitive. It may be necessary to defend these rights or to defend against claims that the Company is infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive.

  Lack of Standards. There are currently no generally accepted standards for Internet payment systems. There is no assurance that the Internet transaction payment system the Company is developing will become a generally accepted standard or that it will be compatible with any standards that become generally accepted.

  Sales of Businesses. The Company disposed of its operating businesses in 1998 and 1997. In connection with those dispositions, the Company agreed to provide customary indemnifications to the purchasers of those businesses for breaches of representations and warranties, covenants and other specified matters. Although the Company believes that it has adequately provided for future costs associated with these indemnification obligations, indemnifiable claims could exceed the Company's estimates.

  Other Uncertainties. Other operating, financial or legal risks or uncertainties are discussed in this Form 10-K in specific contexts and in the Company's other periodic SEC filings. The Company is, of course, also subject to general economic risks, dependence on key personnel and other risks and uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company does not believe that it faces material market risk with respect to its cash investments and marketable securities, which totalled $81,221,000 and $13,593,000 at December 31, 1998 and 1997, respectively. These investments, all of which mature within one year, consist of high-grade U.S. corporate debt securities and certificates of deposits, and do not include derivative financial instruments or derivative commodity instruments, as such terms are defined by the Securities and Exchange Commission in applicable regulations. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any interest rate market risk management activities. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's operating results or cash flows due to the short-term, high credit quality nature of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item begins on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item is incorporated by reference from the section "MANAGEMENT--Directors and Executive Officers" in the Company's 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference from the section "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Company's 1999 Proxy Statement. Information in the section and subsection titled "REPORT OF BOARD OF DIRECTORS ON ANNUAL COMPENSATION" and "Performance Graph," respectively, is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference from the section "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference from the section "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS--Transactions with Management and Related Parties" in the Company's 1999 Proxy Statement.

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

(a)(3) Exhibits


 Exhibit No.                             Description
 -----------                             -----------
     2.1     --Purchase and Sale Agreement, dated June 11, 1998, by and among
              UNOVA, Inc., Intermec Technologies Corporation, Intermec
              Technologies S.A., Amtech Corporation and Amtech International
              S.A. (excluding certain exhibits and the schedules). Filed under exhibit number 2.1 to the Company's Current Report on Form 8-K, dated June 19, 1998, and incorporated herein by reference. The
              Registrant agrees to furnish supplementally to the Commission upon request a copy of any of the schedules and exhibits referred to but not included in the Purchase and Sale Agreement filed with the Commission.
     2.2     --Sale and Purchase Agreement, dated July 6, 1998, by and among
              Amtech Europe Limited, Metric Security Limited, AMTC Corporation
              (trading name of Amtech Corporation) and Metric Gruppen AB
              (including the schedules). Filed under exhibit number 2.1 to the
              Company's Current Report on Form 8-K, dated July 21, 1998, and incorporated herein by reference.
     2.3     --Stock Purchase Agreement, dated November 9, 1998, by and between
              Johnson Controls, Inc. and CustomTracks Corporation (excluding the exhibits and schedules). Filed under exhibit number 2.1 to the Company's Current Report on Form 8-K, dated December 10,
              1998, and incorporated herein by reference. The Registrant agrees to furnish supplementally to the Commission upon request a copy of any of the schedules and exhibits referred to but not included in the Stock Purchase Agreement filed with the Commission.
     3.1     --Articles of Incorporation of the Company, together with all amendments thereto. Filed under exhibit number 3.1 to the
              Company's Annual Report on Form 10-K for the year ended December
              31, 1997, and incorporated herein by reference. Articles of
              Amendment to Articles of Incorporation of Amtech Corporation
              d/b/a AMTC Corporation, dated August 31, 1998. Filed under exhibit number 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and
              incorporated herein by reference.
     3.2     --Restated Bylaws of the Company, dated August 31, 1998. Filed under exhibit number 3.2 to the Company's Quarterly Report on
              Form 10-Q for the quarterly period ended September 30, 1998, and incorporated herein by reference.
     4.1     --Specimen certificate for common stock of the Company. Filed under exhibit number 4.1 in the Company's Registration Statement on Form S-1 (Commission No. 33-31209) and incorporated herein by reference.
    10.1*    --1990 Stock Option Plan of the Company (amended and restated as of November 1998).
    10.2*    --1992 Stock Option Plan of the Company (amended and restated as of November 1998).
    10.3     --401(k) Retirement Plan of the Company and related Adoption
              Agreement. Filed under exhibit number 10.5 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
    10.4*    --1995 Long-Term Incentive Plan of the Company (amended and restated as of November 1998).
    10.5*    --1996 Directors' Stock Option Plan of the Company (amended and restated as of November 1998).
    10.6     --1996 Employee Stock Purchase Plan of the Company. Filed under
              Annex II in the Company's Proxy Statement for the Annual Meeting
              of Shareholders held April 25, 1996, and incorporated herein by reference.
    10.7     --Director Retainer Plan. Filed under exhibit number 10.2 to the
              Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993, and incorporated herein by reference.
    10.8     --AMTC Corporation Stock Option Agreement, effective as of April
              29, 1998, between David P. Cook and Amtech Corporation d/b/a AMTC
              Corporation. Filed under exhibit number 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended June
              30, 1998, and incorporated herein by reference.

 Exhibit No.                             Description
 -----------                             -----------
   10.9      --Employment Agreement, effective as of April 29, 1998, between
              David P. Cook and Amtech Corporation d/b/a AMTC Corporation.
              Filed under exhibit number 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by reference.
   10.10     --Stock Purchase Agreement, dated May 14, 1998, between Amtech
              Corporation and David P. Cook. Filed under exhibit number 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, and incorporated herein by
              reference.
   10.11     --Severance Agreement, dated November 4, 1996, between Amtech
              Corporation and Steve M. York. Filed under exhibit number 10.28 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1996, and incorporated herein by reference.
   10.12*    --Severance Agreement, dated November 4, 1996, between Amtech
              Corporation and Ronald A. Woessner.
   10.13*    --Sublease Agreement, dated February 12, 1999, between Fidelity
              Corporate Real Estate, L.L.C. and CustomTracks Operating
              Corporation.
   23.1*     --Consent of Independent Auditors.
   24.1      --Power of Attorney (included on page 12 of this Annual Report on
              Form 10-K).
   27.1*     --Financial Data Schedule.

--------
* Filed herewith

(b) Reports on Form 8-K

  The Registrant filed Form 8-K on December 10, 1998 to report the November 25, 1998 sale of its electronic security products business, including Cardkey Systems, Inc., Cardkey European Holdings Limited and Cardkey Systems Pacific Pty. Limited, to Johnson Controls, Inc. The report included a pro forma condensed consolidated balance sheet as of September 30, 1998 and pro forma condensed consolidated statements of operations for the year ended December 31, 1997 and the nine months ended September 30, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 30, 1999.

                                          CustomTracks Corporation

                                                     /s/ Steve M. York
                                          By: _________________________________
                                                       Steve M. York
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer

                               POWER OF ATTORNEY

  We, the undersigned directors and officers of CustomTracks Corporation (the "Company"), do hereby severally constitute and appoint David P. Cook and Steve
M. York, and each or either of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the SEC, granting unto said attorneys and agents, and each or either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signatures                         Title                   Date
              ----------                         -----                   ----

        /s/ David P. Cook              Chairman, President, Chief   March 30, 1999
______________________________________  Executive Officer and
           (David P. Cook)              Director (Principal
                                        Executive Officer)

        /s/ Steve M. York              Senior Vice President,       March 30, 1999
______________________________________  Chief Financial Officer
           (Steve M. York)              and Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ Michael E. Keane            Director                     March 30, 1999
______________________________________
          (Michael E. Keane)

       /s/ James S. Marston            Director                     March 30, 1999
______________________________________
          (James S. Marston)

        /s/ Jack L. Martin             Director                     March 30, 1999
______________________________________
           (Jack L. Martin)

   /s/ Antonio R. Sanchez, Jr.         Director                     March 30, 1999
______________________________________
      (Antonio R. Sanchez, Jr.)

     /s/ Dr. Ben G. Streetman          Director                     March 30, 1999
______________________________________
        (Dr. Ben G. Streetman)

          /s/ Mark Tebbe               Director                     March 30, 1999
______________________________________
             (Mark Tebbe)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors............................................ F-2

Consolidated Balance Sheets at December 31, 1998 and 1997................. F-3

Consolidated Statements of Operations for the years ended December 31,
 1998, 1997 and 1996...................................................... F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Net
 Income (Loss) for the years ended December 31, 1998, 1997 and 1996....... F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996...................................................... F-6

Notes to Consolidated Financial Statements................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CustomTracks Corporation

  We have audited the accompanying consolidated balance sheets of CustomTracks Corporation, formerly Amtech Corporation, as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive net income (loss) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CustomTracks Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Dallas, Texas
March 29, 1999

                            CUSTOMTRACKS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $ 54,292,000  $ 12,583,000
  Marketable securities............................   26,929,000     1,010,000
  Due from sale of discontinued operations.........    5,304,000           --
  Net assets related to discontinued operations....          --     50,271,000
  Other current assets.............................      215,000         7,000
                                                    ------------  ------------
    Total current assets...........................   86,740,000    63,871,000
Property and equipment, net........................      158,000        48,000
                                                    ------------  ------------
                                                    $ 86,898,000  $ 63,919,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............ $    499,000  $    196,000
  Income taxes.....................................    1,075,000        27,000
  Liabilities related to discontinued operations...    3,875,000           --
                                                    ------------  ------------
    Total current liabilities......................    5,449,000       223,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1 par value, 10,000,000 shares
   authorized; none outstanding....................          --            --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized; 17,384,437 issued, 15,092,537
   outstanding in 1998 and 17,024,563 issued,
   16,944,563 outstanding in 1997..................      174,000       170,000
  Additional capital...............................   88,449,000    86,045,000
  Treasury stock, at cost; 2,291,900 shares in 1998
   and 80,000 shares in 1997.......................  (11,314,000)     (393,000)
  Retained earnings (accumulated deficit)..........    4,140,000   (22,126,000)
                                                    ------------  ------------
    Total stockholders' equity.....................   81,449,000    63,696,000
                                                    ------------  ------------
                                                    $ 86,898,000  $ 63,919,000
                                                    ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                            CUSTOMTRACKS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year ended December 31,
                                        --------------------------------------
                                           1998          1997         1996
                                        -----------  ------------  -----------
Corporate expenses..................... $(4,022,000) $ (2,931,000) $(3,012,000)
Investment income, net.................   1,956,000     1,068,000    2,793,000
                                        -----------  ------------  -----------
Loss from continuing operations before
 income taxes..........................  (2,066,000)   (1,863,000)    (219,000)
Income taxes...........................     576,000        (8,000)     (77,000)
                                        -----------  ------------  -----------
  Loss from continuing operations......  (1,490,000)   (1,871,000)    (296,000)
Discontinued operations:
  Income (loss) from discontinued
   operations, net of income taxes.....   6,105,000   (12,089,000)    (348,000)
  Gain (loss) on sale of discontinued
   operations, net of income taxes.....  21,651,000    (3,657,000)         --
                                        -----------  ------------  -----------
                                         27,756,000   (15,746,000)    (348,000)
                                        -----------  ------------  -----------
Net income (loss)...................... $26,266,000  $(17,617,000) $  (644,000)
                                        ===========  ============  ===========
Basic and diluted earnings (loss) per
 common share:
  Continuing operations................ $     (0.09) $      (0.12) $     (0.02)
  Discontinued operations..............        1.75         (1.05)       (0.02)
                                        -----------  ------------  -----------
  Net income (loss).................... $      1.66  $      (1.17) $     (0.04)
                                        ===========  ============  ===========
Weighted average shares outstanding....  15,835,654    15,080,669   14,636,605
                                        ===========  ============  ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                            CUSTOMTRACKS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE NET INCOME (LOSS)

                                                            Accumulated                  Retained
                             Common Stock                      other                     earnings        Total
                          ------------------- Additional   comprehensive   Treasury    (accumulated  stockholders'
                            Shares    Amount    capital       income        stock        deficit)       equity
                          ---------- -------- -----------  ------------- ------------  ------------  -------------
Balance, December 31,
 1995...................  14,685,036 $147,000 $75,349,000   $ 1,323,000  $   (393,000) $ (3,865,000) $ 72,561,000
 Exercise of stock
  options for cash......     117,627    1,000     112,000           --            --            --        113,000
 Tax benefit from
  exercise of stock
  options...............         --       --       35,000           --            --            --         35,000
 Stock option
  compensation..........         --       --      446,000           --            --            --        446,000
 Other..................         --       --      568,000           --            --            --        568,000
 Comprehensive net loss:
 Net loss...............         --       --          --            --            --       (644,000)     (644,000)
 Reclassification
  adjustment for gains
  on sales of marketable
  securities included in
  net loss (net of tax
  effect of $681,000)...         --       --          --     (1,323,000)          --            --     (1,323,000)
                                                                                                     ------------
 Comprehensive net
  loss..................         --       --          --            --            --            --     (1,967,000)
                          ---------- -------- -----------   -----------  ------------  ------------  ------------
Balance, December 31,
 1996...................  14,802,663  148,000  76,510,000           --       (393,000)   (4,509,000)   71,756,000
 Stock option
  compensation..........      10,000      --       92,000           --            --            --         92,000
 Sale of common stock,
  net of expenses.......   2,211,900   22,000   9,945,000           --            --            --      9,967,000
 Other..................         --       --     (502,000)          --            --            --       (502,000)
 Net loss and
  comprehensive net
  loss..................         --       --          --            --            --    (17,617,000)  (17,617,000)
                          ---------- -------- -----------   -----------  ------------  ------------  ------------
Balance, December 31,
 1997...................  17,024,563  170,000  86,045,000           --       (393,000)  (22,126,000)   63,696,000
 Exercise of stock
  options for cash......     227,928    2,000   1,504,000           --            --            --      1,506,000
 Tax benefit from
  exercise of stock
  options...............         --       --      196,000           --            --            --        196,000
 Stock option
  compensation..........     131,946    2,000     715,000           --            --            --        717,000
 Treasury stock received
  in sale of business
  (2,211,900 shares)....         --       --          --            --    (10,921,000)          --    (10,921,000)
 Other..................         --       --      (11,000)          --            --            --        (11,000)
 Net income and
  comprehensive net
  income................         --       --          --            --            --     26,266,000    26,266,000
                          ---------- -------- -----------   -----------  ------------  ------------  ------------
Balance, December 31,
 1998...................  17,384,437 $174,000 $88,449,000   $       --   $(11,314,000) $  4,140,000  $ 81,449,000
                          ========== ======== ===========   ===========  ============  ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                            CUSTOMTRACKS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year ended December 31,
                                       ---------------------------------------
                                           1998         1997          1996
                                       ------------  -----------  ------------
Cash flows from operating activities:
 Loss from continuing operations...... $ (1,490,000) $(1,871,000) $   (296,000)
 Adjustments to reconcile loss from
  continuing operations to net cash
  provided (used) by operating
  activities:
 Depreciation and amortization........       13,000       20,000        15,000
 Deferred income taxes................          --       380,000           --
 Realized gain on sale of marketable
  securities..........................          --           --     (2,150,000)
 Stock option compensation............      404,000          --        446,000
 Tax benefit from exercise of stock
  options.............................          --           --         35,000
 Changes in assets and liabilities,
  excluding divestiture of
  businesses:
  Other current assets................     (208,000)      80,000       169,000
  Current liabilities.................    1,351,000     (227,000)       52,000
                                       ------------  -----------  ------------
 Net cash provided (used) by
  continuing operations...............       70,000   (1,618,000)   (1,729,000)
 Net cash provided (used) by
  discontinued operations.............    6,286,000   (4,339,000)     (894,000)
                                       ------------  -----------  ------------
   Net cash provided (used) by
    operating activities..............    6,356,000   (5,957,000)   (2,623,000)
Cash flows from investing activities:
 Purchases of property and equipment,
  net.................................     (110,000)     (68,000)      (52,000)
 Purchases of marketable securities...  (36,867,000)  (4,916,000)  (14,729,000)
 Sales and maturities of marketable
  securities..........................   10,948,000   15,758,000    13,191,000
 Investing activities of discontinued
  operations:
 Proceeds from sales of businesses,
  net of cash sold....................   62,503,000    1,225,000           --
 Purchase of Cardkey Systems, net of
  cash acquired.......................          --    (1,868,000)     (952,000)
 Purchases of property and equipment,
  net and other.......................   (2,616,000)  (3,780,000)   (6,615,000)
                                       ------------  -----------  ------------
   Net cash provided (used) by
    investing activities..............   33,858,000    6,351,000    (9,157,000)
Cash flows from financing activities:
 Proceeds from exercise of stock
  options.............................    1,506,000          --        113,000
 Proceeds from sale of common stock,
  net of expenses.....................          --     9,967,000           --
                                       ------------  -----------  ------------
   Net cash provided by financing
    activities........................    1,506,000    9,967,000       113,000
Effect of exchange rate changes on
 cash and cash equivalents............      (11,000)     106,000       121,000
                                       ------------  -----------  ------------
Increase (decrease) in cash and cash
 equivalents..........................   41,709,000   10,467,000   (11,546,000)
Cash and cash equivalents, beginning
 of year..............................   12,583,000    2,116,000    13,662,000
                                       ------------  -----------  ------------
Cash and cash equivalents, end of
 year................................. $ 54,292,000  $12,583,000  $  2,116,000
                                       ============  ===========  ============
Supplemental cash flow information:
 Income taxes paid (net of refunds)... $   (391,000) $  (681,000) $    765,000
 Interest paid........................ $        --   $   405,000  $    113,000
 Treasury stock received in sale of
  business............................ $ 10,921,000  $       --   $        --


  The accompanying notes are an integral part of these consolidated financial statements.

                           CUSTOMTRACKS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation--The accompanying consolidated financial statements of CustomTracks Corporation (formerly Amtech Corporation) include the accounts of the Company and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated. Investees in which the Company owns 50% or less of the outstanding securities are accounted for using the equity method of accounting.

  During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been reclassified as discontinued operations in the accompanying financial statements. The results of the discontinued operations do not include any interest expense or allocation of corporate expenses.

  The Company is exploring Internet related businesses and in 1999 began developing a transaction payment system for use by consumers when purchasing items over the Internet. The system is expected to collect payments from consumers and disburse the payments to participating vendors. Successful development of a development stage enterprise, particularly Internet related businesses, is costly and highly competitive. The Company's internal growth depends on the timely development and market acceptance of new products. A start-up enterprise involves risks and uncertainties and there are no assurances that the Company will be successful in its efforts. See Note 9 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Cash investments and marketable securities--Cash investments with maturities of three months or less when purchased are considered cash equivalents. Marketable securities, which are available-for-sale and have stated maturities of less than one year, are as follows:

                                                            1998        1997
                                                         ----------- ----------
   U.S. corporate debt securities....................... $26,929,000 $      --
   Bank certificate of deposit..........................         --   1,010,000
                                                         ----------- ----------
                                                         $26,929,000 $1,010,000
                                                         =========== ==========

  Marketable securities are carried at amortized cost, which approximates fair market value. The Company purchases cash investments and marketable securities that are of high credit quality and limits the amount invested in any one institution.

  Property and equipment--Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to five years.

  Stock-based employee compensation--As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for employee stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

  Earnings per share--Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective in the fourth quarter of 1997 and requires two presentations of earnings per share - "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                           CUSTOMTRACKS CORPORATION

  The amounts presented for basic and diluted loss per share from continuing operations in the accompanying statements of operations have been computed by dividing loss from continuing operations by the weighted-average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of outstanding stock options would be antidilutive for all periods presented. See Notes 4 and 9 for information regarding potentially dilutive stock options.

  Comprehensive income (loss)--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for the reporting and display of comprehensive income (loss) and its components. The Company adopted SFAS 130 in 1998. In 1996, other comprehensive income or loss consists of a reclassification adjustment for gains on sales of marketable securities which were included in the net loss. There are no components of other comprehensive income for the years ended December 31, 1998 and 1997.

  Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management reviews its estimates on an ongoing basis, including those related to discontinued operations and revises such estimates based upon currently available facts and circumstances.

  Significant accounting policies related to the Company's discontinued operations are as follows:

  Inventories--Inventories are stated at the lower of cost (first-in, first-out) or market.

  Intangible assets--Intangible assets, primarily goodwill, are amortized using the straight-line method over their estimated useful lives ranging from seven to fifteen years.

  Capitalized software--At December 31, 1997, net assets related to discontinued operations include approximately $3,200,000 for the costs to acquire specialized software for use in new products. This asset began amortizing over five years in 1998.

  Revenue recognition--Generally, sales are recorded when products are shipped or services are rendered. Sales under long-term contracts are recorded as costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). Revenues recognized in excess of amounts billed to customers are included in accounts receivable and amounted to approximately $6,260,000 at December 31, 1997. In the period in which it is determined it is probable that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. In late 1997, the Company recorded a pre-tax contract loss provision of $5,700,000 related to the Transportation Systems Group's multi-year contract with a state agency to design, install and maintain an electronic toll collection system.

2. DISCONTINUED OPERATIONS

  Historically, the Company operated in one industry segment, the provision of systems and solutions for the intelligent transportation, electronic security and other markets through the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The businesses comprising this industry segment were sold during 1998 and 1997 in four separate transactions as described below. These businesses are presented as Discontinued Operations in the accompanying financial statements.

                           CUSTOMTRACKS CORPORATION

 Transportation Systems Group

  In June 1998, the Company sold its Transportation Systems Group to UNOVA, Inc. ("UNOVA"), effective as of May 31, 1998, resulting in a pre-tax gain of $1,139,000. As consideration for the sale, the Company received $22,350,000 in cash and 2,211,900 unregistered shares of the Company's common stock that were previously purchased by UNOVA in late 1997. The shares were valued at $10,921,000. Included in UNOVA's purchase were the Company's manufacturing and technology facility in Albuquerque, New Mexico, the Company's radio frequency identification technologies and other intellectual properties, the brand name Amtech, and all operations associated with the transportation business.

 Cotag International

  In July 1998, the Company sold the net assets of Cotag International ("Cotag") to Metric Gruppen AB ("Metric") of Solna, Sweden, effective as of June 30, 1998, resulting in a pre-tax loss of $2,372,000, including a $2,800,000 write-off of intangible assets. The Company received sales proceeds of $3,050,000 during 1998 and $1,552,000 in February 1999. Depending on the level and mix of Cotag's revenues achieved in 1999, the Company may receive up to an additional $800,000, none of which has been reflected in the financial statements as of December 31, 1998. Included in Metric's purchase was the brand name and intellectual property underlying Cotag's hands-free proximity technology, Cotag's manufacturing facility in Cambridge, England, and the ongoing business of the unit.

 Cardkey Systems

  In November 1998, the Company sold Cardkey Systems and related entities to Johnson Controls, Inc., effective as of November 29, 1998, realizing cash proceeds of $44,715,000, including $3,752,000 received in January 1999. The sale resulted in a pre-tax gain of $23,550,000 and included all of the operations and net assets of the business.

 Interactive Data Group

  The Company withdrew from the wireless LAN terminal market and sold its Interactive Data Group in late 1997 for $1,225,000 in cash, resulting in a pre-tax loss of $3,725,000.

  The gain or loss on the sale of discontinued operations is summarized as follows:

                                                         1998         1997
                                                      -----------  -----------
   Gain (loss) on sale before income taxes........... $22,317,000  $(3,725,000)
   Income taxes......................................    (666,000)      68,000
                                                      -----------  -----------
   Gain (loss) on sale of discontinued operations.... $21,651,000  $(3,657,000)
                                                      ===========  ===========

  Summary operating results of the discontinued operations are as follows:

                                         1998          1997          1996
                                      -----------  ------------  ------------
   Revenues.......................... $87,224,000  $117,706,000  $116,508,000
   Costs and expenses................  80,396,000   126,848,000   116,644,000
                                      -----------  ------------  ------------
   Income (loss) before income
    taxes............................   6,828,000    (9,142,000)     (136,000)
   Income taxes......................    (723,000)   (2,947,000)     (212,000)
                                      -----------  ------------  ------------
   Income (loss) from discontinued
    operations....................... $ 6,105,000  $(12,089,000) $   (348,000)
                                      ===========  ============  ============

                           CUSTOMTRACKS CORPORATION

  Liabilities related to discontinued operations of $3,875,000 at December 31, 1998 consist primarily of accrued compensation paid in 1999 to certain employees of the discontinued businesses and estimated future costs for various indemnification issues associated with the disposal of these businesses.

  The net assets related to discontinued operations in the December 31, 1997 balance sheet include:

      Cash........................................................ $  2,580,000
      Accounts receivable.........................................   31,056,000
      Inventories.................................................   11,759,000
      Other current assets........................................      794,000
      Property and equipment......................................   12,695,000
      Intangible assets...........................................    6,746,000
      Other assets................................................    5,742,000
      Current liabilities.........................................  (21,101,000)
                                                                   ------------
      Net assets related to discontinued operations............... $ 50,271,000
                                                                   ============

3. PROPERTY AND EQUIPMENT

                                                               1998      1997
                                                             --------  --------
   Computer equipment and software.......................... $ 83,000  $ 37,000
   Office equipment, furniture and fixtures.................   88,000    46,000
                                                             --------  --------
                                                              171,000    83,000
   Less accumulated depreciation............................  (13,000)  (35,000)
                                                             --------  --------
                                                             $158,000  $ 48,000
                                                             ========  ========

4. STOCKHOLDERS' EQUITY

 Sale and Reacquisition of Stock

  In November 1997, UNOVA purchased 2,211,900 shares of the Company's common stock for $10,000,000 in a private placement transaction. As partial consideration for the sale of the Company's Transportation Systems Group to UNOVA in June 1998 (Note 2), these shares were returned to the Company.

 Stock Options

  The Company has non-qualified stock options outstanding to employees and directors under various shareholder approved stock option plans. Options granted under these plans are generally not less than the fair market value at the date of grant, and subject to termination of employment generally expire ten years from the date of grant. Employee options are generally exercisable in annual installments over three to five years or are exercisable at rates of 45% in three years and the remaining 55% in five and one-half years, unless accelerated due to the Company's common stock trading at appreciated price targets. Grants to certain directors are exercisable within six months from the date of the grant. At December 31, 1998, 870,495 shares were available for future grants under the Company's stock option plans, excluding 15,000 shares reserved for possible issuance as restricted stock in tandem with the exercise of certain stock options outstanding. In 1998 and 1997, 58,000 and 5,000 shares of restricted stock, respectively, were issued pursuant to the plans.

  In February 1998, Mr. David P. Cook replaced the chairman, president and chief executive officer of the Company. The provisions of the former executive's severance agreement and various stock options resulted in a

                           CUSTOMTRACKS CORPORATION
charge to income in 1998 of approximately $1,000,000, including a cash payment of approximately $650,000, which is included in corporate expenses. The Company and Mr. Cook have entered into an employment arrangement providing for a three year term, beginning April 29, 1998. Mr. Cook will receive no salary; however, as consideration for entering into the employment arrangement, Mr. Cook received an option to acquire 4,254,627 shares of the Company's common stock. The option exercise price is $7.00 per share, which was twice the closing price of the Company's common stock on April 28, 1998. The options have a five year term, vest quarterly over two years, and are subject to accelerated vesting upon the occurrence of specified events.

  The following is a summary of stock option transactions for 1998, 1997 and 1996:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                             ---------  --------
   Outstanding at December 31, 1995......................... 1,277,348   $7.69
     Granted at market price................................   330,750   $6.29
     Cancelled..............................................  (128,650)  $7.36
     Exercised..............................................   (69,927)  $4.98
                                                             ---------
   Outstanding at December 31, 1996......................... 1,409,521   $7.53
     Granted at market price................................   515,767   $4.48
     Cancelled..............................................  (276,594)  $7.09
     Exercised..............................................    (5,000)  $5.75
                                                             ---------
   Outstanding at December 31, 1997......................... 1,643,694   $6.65
     Granted at market price................................   178,625   $4.50
     Granted at price exceeding market...................... 4,334,627   $7.01
     Cancelled..............................................  (847,875)  $6.46
     Exercised..............................................  (301,874)  $4.66
                                                             ---------
   Outstanding at December 31, 1998......................... 5,007,197   $6.98
                                                             =========

  Summarized information about stock options outstanding at December 31, 1998 is as follows:

                      Options Outstanding                       Options Exercisable
      ---------------------------------------------------------------------------------
                                 Weighted
      Range of                   Average         Weighted                   Weighted
      Exercise     Number       Remaining        Average       Number       Average
       Prices    Outstanding Contractual Life Exercise Price Exercisable Exercise Price
      --------   ----------- ---------------- -------------- ----------- --------------
      $ 3.56-
       $ 6.88       476,320        4.8            $ 5.07        315,017      $ 5.18
      $ 7.00-
       $10.75     4,502,127        4.1            $ 7.11      1,215,339      $ 7.30
      $16.50-
       $25.40        28,750        4.6            $18.77         28,750      $18.77
                  ---------                                   ---------
                  5,007,197                                   1,559,106
                  =========                                   =========

  At December 31, 1997, 602,652 options were exercisable.

  In December 1995, stock options were granted to certain of the Company's outside directors under a plan that was approved by the shareholders on April 25, 1996. The Company recognized compensation expense of $446,000, which is included in corporate expenses, based on the excess of the fair market value of the Company's common stock on the date of plan approval, which was $9.00, over the exercise price of the options of $5.13, which was fair market value of the Company's common stock on the date of grant.

                           CUSTOMTRACKS CORPORATION

  The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its stock options. Accordingly, the Company does not record compensation expenses for its employee stock option grants unless the market price exceeds the exercise price on the date of grant. Effective January 1, 1996, Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," encourages adoption of a fair-value based method for valuing the cost of stock-based compensation; however, it allows companies to continue to use the intrinsic value method under APB 25 and disclose pro forma results and earnings per share in accordance with SFAS
123. Under SFAS 123, compensation cost is measured at the grant date based upon the value of the award and is recognized over the vesting period. As required, the pro forma disclosures include only options granted since January 1, 1995. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions to the option valuation models can materially affect their estimated fair value, in management's opinion, the existing valuation methods do not necessarily provide a reliable single measure of the fair value of its stock options. Had compensation cost for the Company's stock-based compensation been determined consistent with SFAS 123, the Company's net results and earnings per share would have been as follows:

                                           1998         1997         1996
                                        ----------- ------------  -----------
   Net income (loss):
     As reported....................... $26,266,000 $(17,617,000) $  (644,000)
     Pro forma......................... $25,019,000 $(17,923,000) $(1,112,000)
   Basic and diluted earnings (loss)
    per share:
     As reported....................... $      1.66 $      (1.17) $     (0.04)
     Pro forma......................... $      1.58 $      (1.19) $     (0.08)

  The Company used the Black-Scholes option pricing model to determine the fair value of grants made during 1998, 1997 and 1996. The following weighted average assumptions were applied in determining the pro forma compensation cost:

                                            1998        1997        1996
                                            -----       -----       -----
   Risk-free interest rate.................  5.59%       5.85%       6.05%
   Expected option life....................   3.1 years   3.4 years   3.7 years
   Expected stock price volatility.........    52%         55%         51%
   Expected dividend yield.................   --          --          --
   Fair value of options:
     Granted at market price............... $1.45       $1.84       $2.74
     Granted at prices exceeding market.... $0.70         --          --

5. INCOME TAXES

  Components of income taxes related to continuing operations are as follows:

                                                    1998     1997       1996
                                                  -------- ---------  --------
   Federal income tax (provision) benefit:
     Current..................................... $576,000 $ 372,000  $(77,000)
     Deferred....................................      --   (380,000)      --
                                                  -------- ---------  --------
                                                  $576,000 $  (8,000) $(77,000)
                                                  ======== =========  ========

                           CUSTOMTRACKS CORPORATION

  A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

                                                1998      1997       1996
                                              --------  ---------  ---------
   Expected tax benefit at U.S. statutory
    rate..................................... $702,000  $ 633,000  $  74,000
   Unbenefitted U.S. losses, net.............  (64,000)   (24,000)  (151,000)
   Investment in subsidiary..................  (68,000)       --         --
   Increase in valuation allowance, net......      --    (380,000)       --
   Unbenefitted (benefitted) tax credits.....    6,000   (237,000)       --
                                              --------  ---------  ---------
                                              $576,000  $  (8,000) $ (77,000)
                                              ========  =========  =========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                         1998          1997
                                                      -----------  ------------
   Deferred tax assets:
     Nondeductible reserves.......................... $   895,000  $  3,796,000
     Losses of foreign subsidiaries..................         --      7,271,000
     U.S. net operating loss carryforwards...........      16,000     3,021,000
     Tax credit carryforwards........................     607,000     2,193,000
     Stock option compensation.......................     207,000       180,000
     Other, net......................................         --        303,000
                                                      -----------  ------------
       Total deferred tax assets.....................   1,725,000    16,764,000
   Valuation allowance for deferred tax assets.......  (1,725,000)  (15,680,000)
                                                      -----------  ------------
                                                              --      1,084,000
   Deferred tax liabilities:
     Amortization of intangibles.....................         --      1,084,000
                                                      -----------  ------------
     Net deferred tax assets......................... $       --   $        --
                                                      ===========  ============

  In 1997, in light of continued operating losses, future taxable income of the Company was uncertain, and as a result, all of the Company's deferred tax assets were fully reserved. During 1998, the Company sold all of its operating businesses, resulting in the utilization or transfer of substantially all of the Company's deferred tax assets. The Company continues to fully reserve its deferred tax assets in 1998 due to the uncertainty of future taxable income from the Company's new business initiatives. Tax credit carryforwards at December 31, 1998 represent alternative minimum tax credits that do not expire.

6. LEASE COMMITMENTS

  The Company's continuing operations includes office rental expenses of approximately $150,000 per year for 1998, 1997 and 1996. At December 31, 1998, future minimum lease payments under noncancelable operating leases are $185,000 annually through July 2003. In 1999, the Company entered into an operating sublease for approximately 29,000 square feet of office space which commences in May 1999. The sublease provides for minimum annual lease payments of $466,000 through September 2004.

7. RELATED PARTY TRANSACTIONS

  In June 1998, the Company sold its Transportation Systems Group to UNOVA. At the time of the sale, UNOVA was a 13% shareholder of the Company and a member of UNOVA's senior management was on the Company's Board of Directors. See Note 2.

                           CUSTOMTRACKS CORPORATION

  In May 1998, the Company acquired Petabyte Corporation ("Petabyte"), a digital data distribution start-up enterprise founded by Mr. Cook, the Company's chairman, president and chief executive officer. In consideration of the sale of Petabyte, the Company paid Mr. Cook $200,000 and agreed to pay Mr. Cook four annual payments of $200,000 each. In March 1999, the Company returned to Mr. Cook title to a Petabyte patent covering certain digital data distribution concepts, while retaining a use license to the patent for a nominal one-time payment. As part of the return of the title, the Company's future payments to Mr. Cook, totaling $800,000 have been eliminated.

8. EMPLOYEE BENEFIT PLANS

  The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees meeting minimum service requirements. Under the plan, contributions are voluntarily made by employees and the Company may provide matching contributions based on the employees' contributions. The Company's continuing operations includes approximately $16,000 per year in 1998, 1997 and 1996, for matching contributions to this plan.

  The Company has an employee stock purchase plan for substantially all employees that meet minimum service requirements. The plan provides for the purchase of up to 300,000 previously issued shares of the Company's common stock. The employee contributes 85% of the purchase price through payroll deduction with the difference paid by the Company. Since inception of the plan in 1996, a total of 151,834 shares have been purchased including 50,789 and 85,152 shares purchased in 1998 and 1997, respectively.

9. SUBSEQUENT EVENTS

 Proposed Director Stock Option Plan

  In January 1999, certain non-employee directors were granted options to purchase, in the aggregate, approximately 150,000 shares of the Company's common stock, subject to approval of a new directors' stock option plan by the Company's stockholders. The options have an exercise price of $10.65 per share, which was 120% of the closing price of the common stock on the date of grant. The options vest upon the approval of a new plan and expire at the end of ten years. If the stockholders approve the new plan, currently under Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees," the excess, if any, of the closing price of the common stock on the date of plan approval over the exercise price of $10.65 would be charged to income for periods prior to the effective date of a new accounting standard amending APB 25 as discussed below. The estimated fair value of these options at the grant date using the Black-Scholes option valuation model is approximately $965,000 or $6.43 per share.

 New Business Initiatives

  In January 1999, the Company's Board of Directors approved a significant investment in a new Internet related business, a transaction payment system for use by consumers when purchasing items over the Internet. The system is expected to collect payments from consumers and disburse the payments to participating vendors. The Company is developing this proprietary Internet transaction payment system, using both internal and external resources. The Company entered into an agreement in February 1999 with Lante Corporation ("Lante"), a third party software development firm, to assist in such development effort. In exchange for the services to be provided by Lante, the Company will pay cash for work performed at discounted rates and will issue options to purchase 500,000 shares of the Company's common stock to Lante at an exercise price of $7.62 per share, the closing price of the Company's common stock on the date of the agreement. The options vest over three years and expire at the end of ten years. The estimated fair value of these options at the grant date using the Black-Scholes option valuation model is $2,865,000 or $5.73 per share.

                           CUSTOMTRACKS CORPORATION

  In June 1998, the Company engaged the services of a law firm to assist in obtaining exclusive or non-exclusive rights, or both, to certain music content rights. In exchange for these services, a wholly-owned subsidiary of the Company agreed to issue options to acquire approximately 5% of the subsidiary's common stock, which was convertible into common stock of the Company. Based upon the lack of near-term prospects to obtain the targeted music rights, the parties terminated this option arrangement. The Company has paid the law firm $50,000 in exchange for the cancellation of the options to have been issued, a portion of which had vested. Subsequently, in February 1999, in exchange for the law firm's agreement to assist the Company in marketing its Internet transaction payment system to five major music companies, the Company agreed to issue the firm options to purchase 20,000 shares of the Company's common stock at an exercise price of $8.61 per share, representing the average closing price of the Company's common stock for the twenty trading days centered around the date of the agreement. The options will vest, if at all, on a pro rata basis when any or all of the five targeted companies begin using the Company's Internet transaction payment system. The options expire at the end of six years. The estimated fair value of these options at the grant date using the Black-Scholes option valuation model is $107,000 or $5.35 per share.

 Accounting for Non-Employee Stock Options

  The Financial Accounting Standards Board recently concluded its initial deliberations on several practice issues under APB 25. The proposed effective date of a new financial accounting standard setting forth these conclusions would be its issuance date, which presently is expected to be in September 1999, but would apply to all stock option grants subsequent to December 15, 1998. A consequence of the application of the tentative conclusions would be that outside directors that receive stock options would not be included under the scope of APB 25 because they would no longer be considered employees. Stock option grants to outside directors after December 15, 1998 would, therefore, give rise to compensation expense, determined in accordance with the following paragraph, and recognized over the vesting period for periods subsequent to the effective date of the new accounting standard.

  The accounting for equity instruments, such as the stock options discussed in the paragraphs above, issued to non-employees for services rendered is governed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." These pronouncements require the fair value of equity instruments given as consideration for services rendered be recognized as a non-cash charge to income over the shorter of the vesting or service period. The equity instruments must be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. As a result, the Company's future results of operations could be materially impacted by a change in valuation of the stock options discussed above, or other equity instruments granted in the future to non-employees, as a result of future increases or decreases in the price of the Company's common stock. However, the required accounting treatment will have no impact on the Company's cash flows or total stockholders' equity.