Form 10-K/A
period 1998-12-31
CUSTOMTRACKS CORP /TX/
filed 1999-04-28
CIK 855612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to
                                                 ----    ----

                        Commission File Number: 0-17995

                            CUSTOMTRACKS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

               Texas                                  75-2216818
      (State of Incorporation)             (I.R.S. Employer Identification
                                                       Number)

                               One Galleria Tower
                          13355 Noel Road, Suite 1555
                            Dallas, Texas 75240-6604
                    (Address of Principal Executive Offices)

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

                               ----------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [_]

As of March 31, 1999, there were 15,203,837 shares of CustomTracks Corporation ("CustomTracks") $0.01 par value common stock outstanding, 13,370,623 of which having an aggregate market value of $200,559,345 were held by non-affiliates. For purposes of the above statement, all directors and officers of the Registrant are presumed to be affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                  MANAGEMENT

Directors and Executive Officers

  The following table sets forth, as of March 31, 1999, the names of the directors and executive officers of CustomTracks and their respective ages and positions with CustomTracks.

                Name              Age                 Position
                ----              ---                 --------
   David P. Cook(1)(3)...........  47 Director, Chairman, President and Chief
                                      Executive Officer

   Michael E. Keane(2)(4)........  43 Director

   James S. Marston(1)(4)........  66 Director

   Jack L. Martin(2)(4)..........  45 Director

   Antonio R. Sanchez, Jr.(1)(3).  56 Director

   Dr. Ben G. Streetman(2)(3)....  60 Director

   Mark A. Tebbe.................  37 Director

   Ronald A. Woessner............  42 Vice President, General Counsel and
                                      Secretary

   Steve M. York.................  48 Senior Vice President, Chief Financial
                                      Officer and Treasurer

--------
(1) Member of the Executive Committee.
(2) Member of the Audit Committee.
(3) Member of the Nominating Committee.
(4) Member of the Compensation and Stock Option Committee.

  David P. Cook became a director of CustomTracks in December 1995 and was appointed Chairman, President and Chief Executive Officer in April 1998. He most recently served as Chairman and Chief Executive Officer of ARBImetrics Corporation, a Dallas-based investment company that he founded. Mr. Cook previously served as a director of CustomTracks from 1984 until 1990, serving as Chairman of the Executive Committee until 1990. Mr. Cook founded Blockbuster Entertainment Corporation and was its Chief Executive Officer from its inception until 1987. Prior to that, he was Chairman of Cook Data Services, Inc., a software company that he also founded.

  Michael E. Keane became a director of CustomTracks in November 1997. Mr. Keane has been Senior Vice President and Chief Financial Officer of UNOVA, Inc. ("UNOVA") since November 1997. UNOVA comprises the former industrial technology businesses spun off from Western Atlas, Inc. in October 1997, where Mr. Keane was also Senior Vice President and Chief Financial Officer from October 1996 until October 1997 and Vice President and Treasurer from March 1994 until October 1996. Prior to that, he was Corporate Director, Pensions and Insurance, for Litton Industries, Inc. from February 1991 until March 1994.

  James S. Marston became a director of CustomTracks in September 1991. From September 1987 through February 1998, Mr. Marston served as a Senior, or Executive, Vice President and the Chief Information Officer of APL Limited, one of the largest U.S.-based intermodal shipping companies. Between 1986 and 1987, Mr. Marston served as President of AMR Technical Training Division, AMR Corporation.

  Jack L. Martin became a director in August 1998. Mr. Martin is Chairman and founder of Public Strategies, Inc., one of the nation's premiere international strategic communications firms, which specializes in advising Fortune 500 companies. Mr. Martin currently serves as a director for the Scott and White Memorial Hospital and Scott, Sherwood and Brindley Foundation, the Caesar Kleberg Foundation and KLRU-TV. For many years, Mr. Martin served on former U.S. Senator Bentsen's staff and held the position of Executive Assistant to the Senator. He served on the Board of Regents of the Texas State University System from 1985 to 1991 and was elected Chairman in 1988. Mr. Martin served as the chair of the Texas National Research Laboratory Commission, the Texas state agency responsible for overseeing the National Superconducting Super Collider project.

  Antonio R. Sanchez, Jr. was one of the early investors in CustomTracks in 1987 and became a director of CustomTracks in February 1993. Presently, Mr. Sanchez is Chairman and Chief Executive Officer of Sanchez Oil & Gas Corporation. Mr. Sanchez also holds interests in banking, real estate development, industrial parks and various other investments. Mr. Sanchez serves as a director of International Bank of Commerce ("IBC") and as a director and stockholder of IBC's publicly-traded holding company, International Bancshares Corporation. Mr. Sanchez is also a member of the University of Texas Board of Regents.

  Dr. Ben G. Streetman became a director in July 1998. Dr. Streetman is Dean of the College of Engineering at the University of Texas at Austin and holds the Dula D. Cockrell Centennial Chair in Engineering. He is a Professor of Electrical and Computer Engineering and was the founding director of the Microelectronics Research Center from 1984 until 1996. He is also a member of the Board of Directors for National Instruments and Global Marine.

  Mark A. Tebbe became a director in March 1999. Mr. Tebbe is President and Chief Executive Officer of Lante Corporation, a leading, privately-held, Internet commerce solutions and consulting firm. He has authored numerous industry-related articles and columns and is currently a contributing editor to InfoWorld, providing a weekly industry column entitled "Behind the Lines." He is also affiliated with several technology, software and charity boards, including COMDEX Conference, Chicago Software Association, Guru, Inc., Saranac and Bionomics.

  Ronald A. Woessner joined CustomTracks in April 1992 as General Counsel. He was appointed Vice President in December 1993. He was previously a corporate and securities attorney with the Dallas-based law firm of Johnson & Gibbs, P.C.

  Steve M. York joined CustomTracks in April 1990 as Vice President, Chief Financial Officer and Treasurer. He was appointed Senior Vice President in April 1994. Mr. York, a Certified Public Accountant, previously held various financial management positions with commercial operating companies and was employed by Arthur Young & Co. (now Ernst & Young LLP).

  Each director serves until the next annual meeting of stockholders, and until the director's successor is duly elected and qualified, unless earlier removed in accordance with CustomTracks' bylaws. Officers serve at the discretion of the Board of Directors.

  See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of transactions between CustomTracks and certain directors and executive officers of CustomTracks.

Section 16(a) Beneficial Ownership Reporting Compliance

  During 1998, Mr. York and former executive officers John Wilson and Michael Wolpert failed to timely file one Form 4. In each case, the filing related to one exercise of stock options held by them, which exercise was exempt from
Section 16(b) of the Securities and Exchange Act of 1934 by virtue of Rule 16b-3 thereunder. Also during 1998, Mr. Sanchez failed to timely file one Form 4 with respect to four open market purchases made by him during a single month. In all cases, the filings were promptly made as soon as the oversight was discovered.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Of Directors And Executive Officers

 Summary Compensation Table

  The following table sets forth the compensation paid to the named CustomTracks' executive officers for services rendered to CustomTracks for the periods indicated. Immediately following the table are summaries of existing employment-related contracts with these executive officers.

                          SUMMARY COMPENSATION TABLE

                                                                Long-Term Compensation
                                                             ----------------------------------
                                    Annual Compensation             Awards              Payouts
                               ----------------------------- -----------------------    -------
                                                                          Number of
                                                   Other     Restricted   Securities
Name and Principal                                 Annual      Stock      Underlying     LTIP      All Other
Position                  Year  Salary   Bonus  Compensation   Award       Options      Payouts Compensation(9)
------------------        ---- -------- ------- ------------ ----------   ----------    ------- ---------------
David P. Cook(1)          1998 $    --  $   --  $   3,750(1)  $   --      4,254,627       --        $  --
 President, Chief         1997      --      --     15,000(1)      --          2,500       --           --
 Executive Officer and    1996      --      --     15,000(1)      --          2,500       --           --
 Chairman of the Board

Stuart M. Evans(2)        1998  104,953  31,486   418,948(2)   68,430(5)        --        --           371
 Former President,        1997  209,042     --           --       --            --        --         1,376
 Electronic Security      1996  180,550  46,958          --    34,500        15,000(5)    --           --
 Group

G. Russell Mortenson(3)   1998   50,000     --    654,327(3)      --            --        --           --
 Former President, Chief  1997  300,000     --           --       --        221,838(6)    --         2,574
 Executive Officer and    1996  300,000  58,536          --   172,500        80,000(7)    --         1,440
 Chairman of the Board

Ronald A. Woessner        1998  150,000  50,000          --       --         38,625       --         5,156
 Vice President, General  1997  130,000   9,100          --       --         20,000       --         1,820
 Counsel and Secretary    1996  120,000  21,291          --       --          5,000       --         1,715

Michael H. Wolpert(4)     1998  175,083  60,379 1,468,600(4)   43,750(8)        --        --         2,106
 Former President,        1997  170,500  34,807          --       --         20,000(8)    --         4,077
 Cardkey Systems          1996  155,000  55,425          --       --         10,000       --         1,875


Steve M. York             1998  193,000  50,000          --    93,750(8)        --        --         2,800
 Senior Vice President,   1997  193,000     --           --       --         25,000(8)    --         2,000
 Chief Financial Officer  1996  175,000  43,162          --    67,275        30,000(7)    --         1,440
 and Treasurer

--------
(1) In February 1998, Mr. Cook became Chairman, President and Chief Executive Officer of CustomTracks. See "Employment and Severance Contracts with Certain Executive Officers" below for a description of the employment arrangement with Mr. Cook. "Other Annual Compensation" and option awards for 1997 and 1996 represent director fees and director options paid or given prior to Mr. Cook's employment.
(2) In June 1998, in connection with the sale of a CustomTracks' subsidiary, Mr. Evans' employment with CustomTracks ceased. "Other Annual Compensation" for 1998 represents a cash severance payment to Mr. Evans. Mr. Evans' compensation was paid in U.K. pound sterling and has been translated to U.S. dollars at the applicable average rate.
(3) Mr. Mortenson's employment with CustomTracks ceased in February 1998. "Other Annual Compensation" for 1998 represents a cash severance payment paid to Mr. Mortenson.
(4) In November 1998, in connection with the sale of Cardkey Systems and related entities ("Cardkey"), Mr. Wolpert's employment with CustomTracks ceased. "Other Annual Compensation" for 1998 represents a cash incentive payment to Mr. Wolpert for his successful efforts in concluding the sale of Cardkey.

(5) The "Number of Securities Underlying Options" as originally reported in CustomTracks' 1997 Proxy Statement for Mr. Evans included 15,000 shares which were "restricted shares" issuable for no additional consideration when a like number of option shares were exercised and held for the requisite period. In 1998, when the corresponding options were exercised, these "restricted shares" were issued. They are now reflected in the table under "Restricted Stock Award" for 1998, and the number of shares reflected in the table under "Number of Securities Underlying Options" for 1996 has been correspondingly reduced by the number of "restricted shares" issued.
(6) The number of shares that may be received under 1997 option grants includes 73,946 shares that represent "restricted shares" issuable for no additional consideration if and when a like number of option shares are exercised and held for the requisite period.
(7) The number of shares that may be received under 1996 option grants includes 40,000 and 15,000 shares for Messrs. Mortenson and York, respectively, which represent "restricted shares" issuable for no additional consideration if and when a like number of option shares are exercised and held for the requisite period.
(8) The "Number of Securities Underlying Options" as originally reported in CustomTracks' 1998 Proxy Statement for Messrs. Wolpert and York included 10,000 and 25,000 shares, respectively, which were "restricted shares" issuable for no additional consideration when a like number of option shares were exercised and held for the requisite period. In 1998, when the corresponding options were exercised, these "restricted shares" were issued. They are now reflected in the table under "Restricted Stock Award" for 1998, and the number of shares reflected in the table under "Number of Securities Underlying Options" for 1997 has been correspondingly reduced by the number of "restricted shares" issued. The "restricted shares" can be forfeited to CustomTracks if, during the three years following their issuance, (i) the recipient fails to hold the shares received upon exercise of the related stock option for the requisite period or (ii) the recipient's employment is terminated for cause or the recipient separates from employment with CustomTracks under certain other circumstances. The "restricted share" awards provide for, with the consent of the Board of Directors, lapsing of restrictions if the recipient's employment is terminated other than for cause or if the recipient separates from employment with CustomTracks under certain other circumstances.
(9) Represents CustomTracks' contributions to CustomTracks' 401(k) Retirement Plan or CustomTracks' Employee Stock Purchase Plan.

 Employment and Severance Contracts with Certain Executive Officers

  CustomTracks and Mr. Cook are parties to an employment agreement, dated April 29, 1998, which expires April 28, 2001. In consideration of the employment agreement, CustomTracks issued to Mr. Cook options to acquire 4,254,627 shares of CustomTracks' common stock at an exercise price of $7.00 per share (twice the closing price of CustomTracks' common stock on the day preceding the date of agreement). The options have a five-year term and vest quarterly over two years. The options will vest immediately in the event of
(i) a change of control of CustomTracks, (ii) a change of control of any material CustomTracks subsidiary that is engaged in the Internet transaction payment business or other business involving a concept primarily fostered by Mr. Cook or (iii) Mr. Cook's employment is terminated other than for cause. Mr. Cook will receive no salary under the employment arrangement.

  CustomTracks and Mr. Woessner are parties to a severance agreement, which, per the severance agreement formula (which is based on years of service), as of March 31, 1999, provides for the payment to him of 17 months of his base salary in the event he has good reason (as defined) to resign his employment or if his employment is terminated other than for cause. The severance agreement also provides for the payment to Mr. Woessner of two times his annual base salary in the event his employment terminates after a change in control (as defined) of CustomTracks. The severance agreement also contains confidentiality and non- competition provisions.

  CustomTracks and Mr. York are parties to a severance agreement, which, per the severance agreement formula (which is based on years of service), as of March 31, 1999, provides for the payment to him of 18 months of his base salary in the event he has good reason (as defined) to resign his employment or if his employment is terminated other than for cause. The severance agreement also provides for the payment to Mr. York of three times his annual base salary in the event his employment terminates after a change in control (as defined) of CustomTracks. The severance agreement also contains confidentiality and non-competition provisions.

 Option Grants Table

  The following table sets forth information relating to stock option grants made by CustomTracks to the named executive officers during the year ended December 31, 1998.

                             OPTION GRANTS IN 1998

                                                                        Potential Realizable
                                                                          Value at Assumed
                                                                          Annual Rates of
                                                                            Stock Price
                                                                          Appreciation for
                                      Individual Grants                     Option Term
                          --------------------------------------------- -----------------------
                          Number of     % of Total
                          Securities     Options
                          Underlying    Granted to Exercise
                           Options      Employees  Price Per Expiration
          Name             Granted       in 1998     Share      Date       5%           10%
          ----            ----------    ---------- --------- ---------- ---------    ----------
David P. Cook(1)........  4,254,627       96.02%     $7.00   04/29/2003 $     -- (1) $      -- (1)
Stuart M. Evans(2)......        --          --         --           --        --            --
G. Russell Mortenson(2).        --          --         --           --        --            --
Ronald A. Woessner......     38,625(3)     0.87       3.56   04/28/2008    86,443       219,313
Michael H. Wolpert(2)...        --          --         --           --        --            --
Steve M. York...........        --          --         --           --        --            --

--------
(1) See "Employment and Severance Contracts with Certain Executive Officers" for a description of the employment arrangement with Mr. Cook. The "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term"is zero since the exercise price per share of $7.00 is greater than the fair market value of CustomTracks' common stock at the time of grant of $3.50 plus the assumed stock price appreciation.
(2) Separated from employment with CustomTracks during 1998.
(3) The options vest ratably and become exercisable over three years. In the event of a change in control (as defined) of CustomTracks or a material CustomTracks' subsidiary under specified circumstances, the options become immediately exercisable.

 Aggregated Option Exercises and Year-End Option Value Table

  The following table sets forth information relating to the exercises of stock options by CustomTracks' executive officers named below during the year ended December 31, 1998, and the value of unexercised stock options as of December 31, 1998.

                    AGGREGATED OPTION EXERCISES IN 1998 AND
                        DECEMBER 31, 1998 OPTION VALUES

                                                 Number of Securities
                                                Underlying Unexercised     Value of Unexercised
                            Option Exercises          Options at          In-the-Money Options at
                              During 1998          December 31, 1998         December 31, 1998
                          -------------------- ------------------------- -------------------------
                           Number of
                            Shares
                           Acquired    Value
          Name            on Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
          ----            ----------- -------- ----------- ------------- ----------- -------------
David P. Cook(1)........       --     $    --   1,093,656    3,190,971   $4,079,107   $11,766,705
Stuart M. Evans(2)......    15,000         --      34,000          --        97,375           --
G. Russell Mortenson(2).    73,946     277,297        --           --           --            --
Ronald A. Woessner......       --          --      34,337       65,663      114,682       394,970
Michael H. Wolpert(2)...    60,000     254,840        --           --           --            --
Steve M. York...........    25,000         --      61,035       28,765      182,487        91,097

--------
(1) See "Employment and Severance Contracts with Certain Executive Officers" for a description of the employment arrangement with Mr. Cook.
(2) Separated from employment with CustomTracks during 1998.

 Compensation of Directors

  For serving on CustomTracks' Board of Directors and related committees, a "Qualifying External Director" currently receives an annual fee of $15,000. Also, under the terms of CustomTracks' 1996 Directors' Stock Option Plan (the "1996 Plan"), each Qualifying External Director also receives an automatic one-time grant of options to acquire 25,000 shares of CustomTracks' common stock at the time of initial election or appointment to the Board. A Qualifying External Director is a non-employee director who does not, directly or indirectly, beneficially own, or is not an employee, affiliate, or designee to the Board of Directors of a person (other than a person that is a strategic/business partner of CustomTracks) that directly or indirectly beneficially owns, more than five percent of CustomTracks' common stock. In addition, except as discussed below, under the 1996 Plan, a Qualifying External Director receives an automatic one-time grant of 2,500 options annually while continuing to serve on the Board of Directors.

  Under share ownership guidelines adopted by the Board of Directors, CustomTracks' non-employee directors are encouraged to own at least 10,000 shares of CustomTracks' common stock. Non-employee directors who do not achieve these share ownership amounts by the specified dates are not eligible to receive the annually recurring 2,500 share option grants discussed above.

  The Board of Directors has adopted the CustomTracks Corporation 1999 Directors' Stock Option Plan (the "1999 Plan"), which is subject to the approval of the stockholders of CustomTracks at the 1999 Annual Meeting of Stockholders. If approved by the stockholders, the 1999 Plan will replace the 1996 Plan and the annual $15,000 retainer fee for participating directors.

 Compensation Committee Interlocks and Insider Participation

  The entire Board of Directors established CustomTracks' compensation policies in 1998. Mr. Cook, CustomTracks' President and Chief Executive Officer, participated in deliberations of CustomTracks' Board of Directors concerning executive compensation during the year ended December 31, 1998. Mr. Martin, a director of CustomTracks, is Chairman of Public Strategies, Inc., a firm engaged by CustomTracks to assist in the marketing of its Internet transaction payment system. Mr. Keane, a director of CustomTracks, is Senior Vice President and Chief Financial Officer of UNOVA, Inc., the purchaser of CustomTracks' Transportation Systems Group. Mr. Sanchez, a director of CustomTracks, is a director of the International Bank of Commerce, Laredo, Texas, with which CustomTracks had a banking relationship. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information concerning beneficial ownership of CustomTracks' common stock as of March 31, 1999, by (i) each person who is known by CustomTracks to own beneficially more than five percent of the outstanding shares of common stock, (ii) each director and executive officer of CustomTracks and (iii) all directors and executive officers as a group.

                                                   Amount and Nature
                                               of Beneficial Ownership(1)
                                         --------------------------------------
                                                           Percentage of Total
                                         Number of Shares Shares Outstanding(2)
                                         ---------------- ---------------------
David P. Cook(3)........................    2,246,312             12.94%
Michael E. Keane(4).....................       27,500                 *
James S. Marston(4).....................       37,500                 *
Jack L. Martin(4).......................       25,000                 *
Antonio R. Sanchez, Jr.(5)..............    1,624,212             10.66%
Dr. Ben G. Streetman(4).................       27,500                 *
Mark A. Tebbe...........................        7,500                 *
Ronald A. Woessner(6)...................       90,281                 *
Steve M. York(7)........................      150,467                 *
Dimensional Fund Advisors, Inc.
 1299 Ocean Avenue
 11th Floor
 Santa Monica, California 90401.........      958,424              6.30%
Mitsubishi Corporation
 6-3, Marunouchi, 2-Chome
 Chiyoda-Ku, Tokyo
 Japan..................................      822,823              5.41%
White Rock Capital, Inc.
 3131 Turtle Creek Boulevard
 Suite 800
 Dallas, Texas 75219....................      938,500              6.17%
All directors and executive officers as
 a group(8).............................    4,236,272             24.06%

--------
*Denotes ownership of less than 1%.
(1) Except as otherwise noted, each person has sole voting and investment power over the common stock shown as beneficially owned, subject to community property laws where applicable.
(2) Shares of common stock that were not outstanding but could be acquired upon exercise of an option within 60 days of March 31, 1999, are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by a particular person. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(3) Includes 2,157,312 shares that Mr. Cook has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 1999.
(4) This individual has the right to acquire these shares under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 1999.
(5) Includes 131,251 shares that are owned by family members of Mr. Sanchez or by trusts for which Mr. Sanchez serves as trustee or is a beneficiary. Of such 131,251 shares, (i) 9,375 shares are held by family members of Mr. Sanchez; (ii) 82,500 shares, over which Mr. Sanchez exercises voting, investment and disposition power, are held in trusts for which Mr. Sanchez acts as trustee for the benefit of other persons and (iii) 39,376 shares, over which Mr. Sanchez does not have voting, investment or disposition powers, are held in a trust for the benefit of Mr. Sanchez and certain of his family members. Also, includes 35,000 shares that Mr. Sanchez has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 1999.
(6) Includes 2,500 shares that are held in a trust for which Mr. Woessner acts as trustee for the benefit of another person and 47,211 shares that Mr. Woessner has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 1999.
(7) Includes 46,035 shares that Mr. York has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 1999 and 51,700 shares that are subject to forfeiture to CustomTracks under certain circumstances.
(8) Includes all shares as to which the directors and executive officers disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  In May 1998, CustomTracks acquired Petabyte Corporation ("Petabyte"), a digital data distribution start-up enterprise founded by Mr. Cook. In consideration of the sale of Petabyte, CustomTracks paid Mr. Cook $200,000 and agreed to pay Mr. Cook four annual payments of $200,000 each. Effective March 1999, CustomTracks returned title to a Petabyte patent covering certain digital data distribution concepts to Mr. Cook, while retaining a use license to the patent for a nominal payment. In connection with the return of the patent, CustomTracks' future payments to Mr. Cook, totaling $800,000, have been eliminated.

  In February 1999, CustomTracks entered into an agreement with Lante Corporation ("Lante"), a privately-held Internet commerce solutions and consulting firm, to assist CustomTracks in the development of CustomTracks' Internet transaction payment system. Mr. Tebbe, who was subsequently elected a director of CustomTracks, is President and Chief Executive Officer of Lante and its majority shareholder. In exchange for the services to be provided by Lante, CustomTracks will pay cash for work performed at discounted rates and has issued options to purchase 500,000 shares of CustomTracks' common stock to Lante at an exercise price of $7.62 per share, the closing price of CustomTracks' common stock on the date of the agreement. The options vest over three years and expire at the end of ten years.

  In April 1999, CustomTracks entered into an agreement with Public Strategies, Inc. ("PSI"), an international strategic communications firm, to assist in the marketing of CustomTracks' Internet transaction payment system. Mr. Martin, a director of CustomTracks, is Chairman of PSI. In exchange for the services to be performed by PSI, CustomTracks will pay PSI a monthly retainer of $75,000.

  Mr. Sanchez, a director of CustomTracks, is a director of the International Bank of Commerce, Laredo, Texas ("IBC"), and a director and stockholder of IBC's publicly-traded holding company, International Bancshares Corporation. CustomTracks formerly had a banking relationship with IBC and maintained a checking account and short-term investments with IBC, which terminated in June 1998. The average month-end balance during 1998 of such checking account and short-term investments was approximately $1,074,000.

  Mr. York is indebted to CustomTracks in the principal amount of $251,425, which amount represents money loaned by CustomTracks to fund the exercise of retention incentive options. Mr. York's indebtedness is represented by promissory notes that bear interest at the rate of 6.61%, 5.61% and 4.66% per annum. All notes are secured by the shares issued upon exercise of the retention incentive options. The notes of Mr. York are due in May 2000, December 2001 and September 2002 (unless becoming due earlier under certain circumstances described in the notes).

  On June 11, 1998, CustomTracks sold its Transportation Systems Group to UNOVA, Inc. ("UNOVA"), effective as of May 31, 1998, resulting in a pre-tax gain of $1,139,000. Mr. Keane, a director of CustomTracks, is Senior Vice President and Chief Financial Officer of UNOVA. As consideration for the sale, CustomTracks received $22,350,000 in cash and 2,211,900 unregistered shares of CustomTracks' common stock that were previously purchased by UNOVA in late 1997. The shares were valued at $10,921,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Exhibit No.  Description
-----------  -----------
10.1*        --Registration Rights Agreement, effective as of February 2, 1999, by and between CustomTracks
             Corporation and Lante Corporation.
10.2*        --Stock Option Agreement, effective as of February 2, 1999, by and between CustomTracks
             Corporation and Lante Corporation.

--------
* Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 28, 1999.

                                          CUSTOMTRACKS CORPORATION

                                                     /s/ Steve M. York
                                          By: _________________________________
                                                      Steve M. York
                                              Senior Vice President, Chief
                                                   Financial Officer,
                                                      and Treasurer