Form 10-Q
period 1999-03-31
CUSTOMTRACKS CORP /TX/
filed 1999-05-12
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X  NO ___
                                      -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding At April 30, 1999
--------------------------------------         -------------------------------
Common Stock, par value $.01 per share                  15,247,212

                                     INDEX


PART I-FINANCIAL INFORMATION

                                                                         Page
                                                                        Number
                                                                        ------
ITEM 1. FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets at March 31, 1999
           and December 31, 1998                                           3

           Condensed Consolidated Statements of Operations for the
           three months ended March 31, 1999 and 1998                      4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 1998                      5

           Notes to Condensed Consolidated Financial Statements            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                          8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         9

PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  10

                           CUSTOMTRACKS CORPORATION
                         (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                  (Unaudited)


                                                                    March 31, 1999        December 31, 1998
                                                                    --------------        -----------------
                                   ASSETS
Current assets:
      Cash and cash equivalents                                       $  27,842                  $  54,292
      Short-term marketable securities                                   49,531                     26,929
      Due from sale of discontinued operations                               --                      5,304
      Other current assets                                                  242                        215
                                                                        -------                    -------
           Total current assets                                          77,615                     86,740

Long-term marketable securities                                           5,001                         --
Property and equipment, net                                               1,113                        158
                                                                        -------                    -------
                                                                      $  83,729                  $  86,898
                                                                        =======                    =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                           $   1,826                  $   1,574
      Liabilities related to discontinued operations                      1,710                      3,875
                                                                        -------                    -------
           Total current liabilities                                      3,536                      5,449

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $1 par value, 10,000,000 shares
       authorized; none outstanding                                          --                         --
     Common stock, $.01 par value, 30,000,000 shares                        175                        174
       authorized; 17,495,737 issued, 15,203,837
       outstanding in 1999 and 17,384,437 issued, 15,092,537
       outstanding in 1998
     Additional capital                                                  89,607                     88,449
     Treasury stock, at cost                                            (11,314)                   (11,314)
     Retained earnings (net of deficit accumulated during the
       development stage of $2,415 in 1999)                               1,725                      4,140
                                                                        -------                    -------
           Total stockholders' equity                                    80,193                     81,449
                                                                        -------                    -------
                                                                      $  83,729                  $  86,898
                                                                        =======                    =======



                            See accompanying notes.

                           CUSTOMTRACKS CORPORATION
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)


                                                                             Three Months
                                                                            Ended March 31
                                                                            --------------

                                                                         1999          1998
                                                                         ----          ----
Research and development expenses                                      $ (2,731)     $     --

Corporate expenses                                                         (775)       (1,644)

Investment income                                                         1,061           262
                                                                         ------        ------

Loss from continuing operations before income taxes                      (2,445)       (1,382)

Income tax benefit                                                           30           436
                                                                         ------        ------

Loss from continuing operations                                          (2,415)         (946)

Income from discontinued operations, net of income taxes                     --         1,305
                                                                         ------        ------

Net income (loss)                                                      $ (2,415)     $    359
                                                                         ======        ======

Basic and diluted earnings (loss) per common share:
     Continuing operations                                             $  (0.16)     $  (0.06)
     Discontinued operations                                                 --          0.08
                                                                         ------        ------
     Net income (loss)                                                 $  (0.16)     $   0.02
                                                                         ======        ======

Weighted average shares outstanding                                      15,124        16,949
                                                                         ======        ======



                            See accompanying notes.

                           CUSTOMTRACKS CORPORATION
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (Unaudited)

                                                                                                    Three Months
                                                                                                   Ended March 31
                                                                                                   --------------

                                                                                                  1999          1998
                                                                                                  ----          ----
Cash flows from operating activities:
      Loss from continuing operations                                                          $  (2,415)   $   (946)
      Adjustments to reconcile loss from continuing operations
       to net cash provided by operating activities:
          Depreciation and amortization                                                               15           5
          Non-employee stock option compensation                                                     749          --
          Employee stock option compensation                                                          --         363
          Changes in assets and liabilities, excluding divestiture of businesses:
              Other current assets                                                                   (27)        (50)
              Current liabilities                                                                    252         313
                                                                                                 -------      ------
      Net cash used by continuing operations                                                      (1,426)       (315)
      Net cash provided by discontinued operations                                                 3,139       2,709
                                                                                                 -------      ------
              Net cash provided by operating activities                                            1,713       2,394

Cash flows from investing activities:
      Purchases of property and equipment, net                                                      (970)         --
      Purchases of marketable securities                                                         (47,587)         --
      Sales and maturities of marketable securities                                               19,984       1,010
      Investing activities of discontinued operations                                                 --      (1,019)
                                                                                                 -------      ------
          Net cash used by investing activities                                                  (28,573)         (9)

Cash flows from financing activities:
      Proceeds from exercise of stock options                                                        417          25
                                                                                                 -------      ------
          Net cash provided by financing activities                                                  417          25

Effect of exchange rate changes on cash and cash equivalents                                          (7)        (13)
                                                                                                 -------      ------

Increase (decrease) in cash and cash equivalents                                                 (26,450)      2,397

Cash and cash equivalents, beginning of period                                                    54,292      12,583
                                                                                                 -------      ------

Cash and cash equivalents, end of period                                                       $  27,842    $ 14,980
                                                                                                 =======      ======



                            See accompanying notes.

                           CUSTOMTRACKS CORPORATION
                         (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1998 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature, except for the amortization of the fair value of stock options granted to non-employees as explained in Note 3. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been reclassified as discontinued operations in the accompanying financial statements. The results of the discontinued operations do not include any interest expense or allocation of corporate expenses.

     Basic and diluted earnings per common share are both computed based on the weighted average number of shares of common stock outstanding. The assumed exercise of outstanding stock options would be antidilutive for all periods presented.

2.   NEW BUSINESS

     The Company is developing an Internet transaction payment system and a digital signature system, and is exploring other Internet-related businesses. Successful development of a development stage enterprise, particularly Internet related businesses, is costly and highly competitive. The Company's internal growth depends on the timely development and market acceptance of new products. A start-up enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its current business endeavors. See Note 3 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

3.   NON-EMPLOYEE STOCK OPTIONS

      Proposed Director Stock Option Plan

        In January 1999, certain non-employee directors were granted immediately vested options to purchase, in the aggregate, approximately 150,000 shares of the Company's common stock, subject to approval of a new directors' stock option plan by the Company's stockholders. The options have an exercise price of $10.65 per share, which was 120% of the closing price of the common stock on the date of grant. The options become effective upon the approval of a new plan and expire at the end of ten years. If the stockholders approve the new plan, currently under Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees," the excess, if any, of the closing price of the common stock on the date of plan approval over the exercise price of $10.65 would be charged to income for periods prior to the effective date of a new accounting standard amending APB 25, as discussed below. The estimated fair value of these options at the grant date using the Black-Scholes option valuation model was approximately $965,000 or $6.43 per share.

      New Business Initiatives

       The Company entered into an agreement in February 1999 with Lante Corporation ("Lante"), a third party software development firm, to assist the Company in developing software for its new Internet-related businesses. In exchange for the services to be provided by Lante, the Company will pay cash for work performed at discounted rates and has issued options to purchase 500,000 shares of the Company's common stock to Lante at an exercise price of $7.62 per share, the closing price of the Company's common stock on the date of the agreement. The options vest over three years and expire at the end of ten years. On the date of grant, these options had an estimated fair value of $2,865,000 or $5.73 per share, using the Black-Scholes option valuation model. Accounting for these options require that they be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. The Company's common stock price has increased from $7.62 per share at the date of grant to $15.00 per share at March 31, 1999, thereby increasing the estimated fair value of these options to $6,320,000 or $12.64 per share as of March 31, 1999. The revalued amount for these options is being amortized over the three year vesting period; accordingly, the Company's results of operations for the quarter ended March 31, 1999 include a non-cash charge of $746,000 for amortization of the fair value of these options. The Company's future results of operations could be materially impacted by a change in valuation of the stock options issued to Lante as a result of future increases or decreases in the price of the Company's common stock. However, the required accounting treatment will have no impact on the Company's cash flows or total stockholders' equity.

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

     The Company is developing an Internet transaction payment system and a digital signature system, and is exploring other Internet-related businesses. The transaction payment system, which uses, in part, the Company's digital signature technology, will allow consumers to purchase items over the Internet without divulging personal information to Web merchants. The transaction payment system is expected to be operational by the end of the third quarter of 1999. The Company expects its digital signature system to participate in markets consistent with those described in pending Congressional bills, such as H.R. 1572 (Digital Signature Act of 1999) and H.R. 1714 (Electronic Signatures in Global and National Commerce Act), which specify both federal and commercial applications of digital signatures. The Company's digital signature system is expected to be released for commercial usage before the end of August 1999.

     Successful development of a development stage enterprise, particularly Internet related businesses, is costly and highly competitive. The Company's internal growth depends on the timely development and market acceptance of new products. A start-up enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its current business endeavors.

RESULTS OF OPERATIONS

     CONTINUING OPERATIONS

      Research and development expenses

       The Company first incurred development expenses for its current business endeavors in the first quarter of 1999. Total expenses include a non-cash charge of $746,000 for amortization of the fair value of stock options granted to a third party software development firm that is assisting the Company with its development efforts. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion regarding non-employee stock options.

      Corporate expenses

       Corporate expenses decreased from $1,644,000 in 1998 to $775,000 in 1999. The higher expense level in 1998 is primarily attributable to an expense charge of approximately $1,000,000 incurred in connection with the Company's former chairman, president and chief executive officer's severance agreement and stock options.

      Investment income

       Investment income increased from $262,000 in 1998 to $1,061,000 in 1999 primarily due to the increase in invested cash and marketable securities resulting from the sale of the Company's businesses during 1998.

      Income tax benefit

       The income tax benefit on the loss from continuing operations of $436,000 and $30,000, in 1998 and 1999, respectively, is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses.

      Loss from continuing operations

       As a result of the foregoing, the Company experienced losses from continuing operations of $946,000 in 1998 and $2,415,000 in 1999.

     DISCONTINUED OPERATIONS

       The Company sold all of its operating businesses in 1998 and, accordingly, their net operating income of $1,305,000 for the three months ended March 31, 1998 has been reclassified as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company's principal source of liquidity is its cash investments and marketable securities totaling $82,374,000. The Company plans to continue to invest its excess cash in high-grade U.S. corporate debt securities or U.S. government and agency securities.

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

NON-EMPLOYEE STOCK OPTIONS

     See Note 3 to the Condensed Consolidated Financial Statements regarding the accounting for stock options granted to non-employees and their potential impact on the Company's future operating results.

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

RISKS AND UNCERTAINTIES

     Certain assumptions, risks and uncertainties that could affect the Company's ability to be successful in its current business endeavors include:
(1) the ability of the Company to successfully develop its Internet transaction payment system and digital signature system and to marshal the personnel and technical resources to complete the development of these products in a timely fashion; and (2) the ability of the Company to gain market acceptance for its products. Also, see the Company's 1998 Annual Report to Shareholders on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Risks and Uncertainties", for other assumptions, risks and uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended March 31, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1998 Annual Report to Shareholders on Form 10-K.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits

              The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

                 DESCRIPTION OF EXHIBITS
                 -----------------------


                *27.1  Financial Data Schedule.

          b. No reports of the Registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 1999.



*Filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CUSTOMTRACKS CORPORATION
                                 (Registrant)



Date: May 12, 1999              By:   /s/Steve M. York
                                      ----------------
                                      Steve M. York
                                      Senior Vice President, Chief Financial
                                      Officer, and Treasurer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)