Form 10-Q
period 1999-06-30
CUSTOMTRACKS CORP /TX/
filed 1999-08-16
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


   (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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
                                 Yes X     No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at July 31, 1999
--------------------------------------          ----------------------------
Common Stock, par value $.01 per share                   15,277,929

                                     INDEX


PART I-FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
                                                                         ------
Item 1. Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 1999
           and December 31, 1998                                             3

           Condensed Consolidated Statements of Operations for the
           three months and six months ended June 30, 1999 and 1998          4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999 and 1998                           5

           Notes to Condensed Consolidated Financial Statements              6


Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8


Item 3. Quantitative and Qualitative Disclosures About Market Risk          10


PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    10

                           CUSTOMTRACKS CORPORATION
                         (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                  (Unaudited)




                                                                             June 30, 1999       December 31, 1998
                                                                             -------------       -----------------

                                   ASSETS
Current assets:
        Cash and cash equivalents                                              $   17,770            $   54,292
        Short-term marketable securities                                           41,659                26,929
        Due from sale of discontinued operations                                       --                 5,304
        Other current assets                                                          627                   215
                                                                                 --------              --------
                Total current assets                                               60,056                86,740

Long-term marketable securities                                                     9,000                    --
Property and equipment, net                                                        13,241                   158
                                                                                 --------              --------
                                                                                $  82,297            $   86,898
                                                                                 ========              ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses                                  $    5,097            $    1,574
        Liabilities related to discontinued operations                              1,460                 3,875
                                                                                 --------              --------
                Total current liabilities                                           6,557                 5,449

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $1 par value, 10,000,000 shares
          authorized; none outstanding                                                 --                    --
        Common stock, $.01 par value, 30,000,000 shares                               176                   174
          authorized; 17,559,829 issued, 15,267,929
          outstanding in 1999 and 17,384,437 issued, 15,092,537
          outstanding in 1998
        Additional capital                                                         97,523                88,449
        Treasury stock, at cost                                                   (11,314)              (11,314)
        Retained earnings (deficit) (net of deficit accumulated during
          the development stage of $14,785 in 1999)                               (10,645)                4,140
                                                                                 --------              --------
                Total stockholders' equity                                         75,740                81,449
                                                                                 --------              --------
                                                                               $   82,297            $   86,898
                                                                                 ========              ========

                            See accompanying notes.

                           CUSTOMTRACKS CORPORATION
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)


                                                                        Three Months                 Six  Months
                                                                        Ended June 30               Ended June 30
                                                                        -------------               -------------

                                                                        1999        1998           1999        1998
                                                                        ----        ----           ----        ----
Research and development expenses:
     Non-employee stock option compensation                         $  (7,059)   $     --      $  (7,805)   $     --
     Other                                                             (4,275)         --         (6,260)         --
                                                                      -------      ------        -------      ------
                                                                      (11,334)         --        (14,065)         --
Operating costs and general corporate expenses                         (2,500)     (1,183)        (3,275)     (2,827)
Investment income                                                         976         310          2,037         572
                                                                      -------      ------        -------      ------

Loss from continuing operations before income taxes                   (12,858)       (873)       (15,303)     (2,255)
Income tax benefit                                                         90         263            120         699
                                                                      -------      ------        -------      ------

Loss from continuing operations                                       (12,768)       (610)       (15,183)     (1,556)
Discontinued operations:
     Income from discontinued operations, net of
       income taxes                                                        --       2,398             --       3,703
     Gain (loss) on sale of discontinued operations                       398      (1,561)           398      (1,561)
                                                                      -------      ------        -------      ------
                                                                          398         837            398       2,142
                                                                      -------      ------        -------      ------
Net income (loss)                                                   $ (12,370)   $    227      $ (14,785)   $    586
                                                                      =======      ======        =======      ======

Basic and diluted earnings (loss) per common share:
     Continuing operations                                          $   (0.84)   $  (0.04)     $   (1.00)   $  (0.10)
     Discontinued operations                                             0.03        0.05           0.03        0.13
                                                                      -------      ------        -------      ------
     Net income (loss)                                              $   (0.81)   $   0.01      $   (0.97)   $   0.03
                                                                      =======      ======        =======      ======

Weighted average shares outstanding                                    15,249      16,572         15,187      16,759
                                                                      =======      ======        =======      ======




                                    See accompanying notes.

                           CUSTOMTRACKS CORPORATION
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (Unaudited)


                                                                                                    Six Months
                                                                                                   Ended June 30
                                                                                                   -------------

                                                                                                   1999        1998
                                                                                                   ----        ----

Cash flows from operating activities:
     Loss from continuing operations                                                           $ (15,183)   $ (1,556)
     Adjustments to reconcile loss from continuing operations
        to net cash used by operating activities:
           Depreciation and amortization                                                             351           7
           Non-employee stock option compensation                                                  7,862          --
           Employee stock option compensation                                                        275         516
           Changes in assets and liabilities, excluding divestiture of businesses:
              Other current assets                                                                  (412)        (33)
              Current liabilities                                                                    212         499
                                                                                                 -------      ------
     Net cash used by continuing operations                                                       (6,895)       (567)
     Net cash provided (used) by discontinued operations                                          (2,017)      1,350
                                                                                                 -------      ------
           Net cash provided (used) by operating activities                                       (8,912)        783

Cash flows from investing activities:
     Purchases of property and equipment, net                                                    (10,123)         (5)
     Purchases of marketable securities                                                          (88,340)         --
     Sales and maturities of  marketable securities                                               64,610       1,010
     Investing activities of discontinued operations:
           Proceeds from sales of businesses, net of cash sold                                     5,304      18,740
           Purchases of property and equipment, net and other                                         --      (1,974)
                                                                                                 -------      ------
              Net cash provided (used) by investing activities                                   (28,549)     17,771

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                         950         315
                                                                                                 -------      ------
           Net cash provided by financing activities                                                 950         315

Effect of exchange rate changes on cash and cash equivalents                                         (11)          6
                                                                                                 -------      ------

Increase (decrease) in cash and cash equivalents                                                 (36,522)     18,875

Cash and cash equivalents, beginning of period                                                    54,292      12,583
                                                                                                 -------      ------

Cash and cash equivalents, end of period                                                       $  17,770    $ 31,458
                                                                                                 =======      ======


                            See accompanying notes.

                           CUSTOMTRACKS CORPORATION
                         (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1998 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature, except for the amortization of the fair value of stock options granted to non-employees as explained in Note 3. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.   New Business

     The Company is developing ZixCharge, an Internet transaction system, and ZixMail, a secure Internet messaging system, both of which utilize the Company's digital signature and encryption technology. Successful development of a development stage enterprise, particularly Internet related businesses, is costly and highly competitive. The Company's internal growth depends on the timely development and market acceptance of new products. A start-up enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its current business endeavors. See Note 3 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

3.   Non-Employee Stock Options

      Proposed Director Stock Option Plan

        In January 1999, certain non-employee directors were granted immediately vested options to purchase, in the aggregate, approximately 150,000 shares of the Company's common stock, subject to approval of a new directors' stock option plan by the Company's stockholders. The options have an exercise price of $10.65 per share, which was 120% of the closing price of the common stock on the date of grant. The options become effective upon the approval of a new plan and expire at the end of ten years. If the stockholders approve the new plan, in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees," the excess, if any, of the closing price of the common stock on the date of plan approval over the exercise price of $10.65 would be charged to income. On August 11, 1999, the Financial Accounting Standards Board withdrew its proposal requiring stock options granted to non-employee directors be valued using an option valuation model, such as Black-Scholes. As a result, the Company will continue to account for non-employee director options under APB 25.

     New Business Initiatives

        The Company entered into an agreement in February 1999 with Lante Corporation ("Lante"), a third party software development firm, to assist the Company in developing software for its new Internet-related businesses. In exchange for the services provided by Lante, the Company pays cash for work performed at discounted rates and has issued options to purchase 500,000 shares of the Company's common stock to Lante at an exercise price of $7.62 per share, the closing price of the Company's common stock on the date of the agreement. The options vest over three years and expire at the end of ten years. On the date of grant, these options had an estimated fair value of $2,865,000 or $5.73 per share, using the Black-Scholes option valuation model. Accounting for these options require that they be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. The Company's common stock price has increased from $7.62 per share at the date of grant to $55.94 per share at June 30, 1999, thereby increasing the estimated fair value of these options to $26,445,000 or $52.89 per share as of June 30, 1999. The revalued amount for these options is being amortized over the three year vesting period; accordingly, the Company's results of operations for the three months and six months ended June 30, 1999 include a non-cash charge of $7,059,000 and $7,805,000, respectively, for amortization of the fair value of these options. The Company's future results of operations could be materially impacted by a change in valuation of the stock options issued to Lante as a result of future increases or decreases in the price of the Company's common stock. However, the required accounting treatment has no impact on the Company's cash flows or total stockholders' equity.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Historically, the Company operated in one industry segment, the provision of systems and solutions for the intelligent transportation, electronic security and other markets through the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The businesses comprising this industry segment were sold during 1997 and 1998 and have been reclassified as discontinued operations in the consolidated financial statements.

     In 1999, the Company has been developing a digital signature and encryption technology (the "ZixIt technology") and is planning a series of product releases that use this technology. ZixMail, a secure Internet-messaging system, will be the first product that uses the ZixIt technology. ZixMail will enable Internet users to send and receive encrypted and digitally signed email communications without changing their existing email addresses. The ZixMail software uses 1024-bit public key and Triple-DES encryption and can be exported throughout the world except to Cuba, Iran, Iraq, Libya, North Korea, Serbia, Sudan, and Syria. The Company expects that the ZixMail system will be available for use by the end of August 1999.

     The Company has also announced ZixCharge, another product that will use the ZixIt technology. ZixCharge is an Internet transaction system, and will allow consumers to purchase items over the Internet without divulging personal information to Web merchants. The ZixCharge system is expected to be operational by the end of September 1999.

     Successful development of a development stage enterprise, particularly Internet related businesses, is costly and highly competitive. The Company's internal growth depends on the timely development and market acceptance of its new products. A start-up enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its current business endeavors.

Results of Operations

     Continuing Operations

        Research and development expenses

           The Company first incurred development expenses for its current business endeavors in the first quarter of 1999. Non-employee stock option compensation consists of a non-cash charge of $7,059,000 and $7,805,000 for the three months and six months ended June 30, 1999, respectively, for amortization of the fair value of stock options granted to a third party software development firm that is assisting the Company with its development efforts. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion regarding non-employee stock options. Other research and development expenses of $4,275,000 and $6,260,000 for the three months and six months ended June 30, 1999, respectively, primarily consists of expenditures to third parties for development of software for the Company's ZixMail and ZixCharge systems.

        Operating costs and general corporate expenses

           Operating costs and general corporate expenses for the three months and six months ended June 30, 1999 increased $1,317,000 and $448,000 from the prior year periods, respectively, primarily due to expenditures for marketing, expanded lease facilities, personnel and start-up operating costs relating to establishing the Company's Internet-related businesses. The increase was smaller for the six month period because the first quarter of 1998 included an expense charge of approximately $1,000,000 incurred in connection with the Company's former chairman, president and chief executive officer's severance agreement and stock options.

     Investment income

        Investment income for the three months and six months ended June 30, 1999 increased from $310,000 to $976,000 and increased from $572,000 to $2,037,000, respectively. The increase for both periods is primarily due to the increase in invested cash and marketable securities resulting from the sale of the Company's businesses during 1998.

     Income tax benefit

        The income tax benefit on the loss from continuing operations of $90,000 and $120,000 for the three months and six months ended June 30, 1999 and $263,000 and $699,000 for the comparable periods in 1998, respectively, is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company fully reserves its deferred tax assets due to the uncertainty of future taxable income from the Company's new business initiatives.

     Loss from continuing operations

        As a result of the foregoing, the Company experienced losses from continuing operations of $12,768,000 and $15,183,000 for the three months and six months ended June 30, 1999 as compared to $610,000 and $1,556,000 for the same periods in 1998.

     Discontinued Operations

        The Company sold all of its operating businesses in 1998 and, accordingly, their net operating income of $2,398,000 and $3,703,000 for the three months and six months ended June 30, 1998, respectively, has been reclassified as discontinued operations. Discontinued operations in 1998 also include the net loss from the sales of the Company's Transportation Systems Group and Cotag International. In the second quarter of 1999, the Company recorded a gain of $398,000 primarily due to a reduction in estimated future costs for various indemnification issues associated with the disposal of these businesses.

Liquidity and Capital Resources

     At June 30, 1999, the Company's principal source of liquidity is its cash investments and marketable securities totaling $68,429,000. The Company plans to continue to invest its excess cash in high-grade U.S. corporate debt securities or U.S. government and agency securities.

     The Company's new business initiative to create Internet related businesses requires significant investment. The Company currently expects to invest $15,000,000 to $25,000,000 during the second half of 1999 on ZixCharge and ZixMail for software development, marketing, expanded lease facilities, communications, computers and related equipment to expand its computing center and related personnel and start-up operating costs. Management believes the Company's existing cash position will be sufficient to meet near-term anticipated needs. The Company has no existing borrowings or credit facilities. Acquisitions, if any, would be financed by the most attractive alternative available, which could be the utilization of cash or the issuance of debt or equity securities.

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

Risks and Uncertainties

     Certain assumptions, risks and uncertainties that could affect the Company's ability to be successful in its current business endeavors include:
(1) the ability of the Company to successfully develop its ZixMail and ZixCharge systems and to marshal the personnel and technical resources to complete the development of these products in a timely fashion; and (2) the ability of the Company to gain market acceptance for its products. Also, see the Company's 1998 Annual Report to Shareholders on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Risks and Uncertainties", for other assumptions, risks and uncertainties.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended June 30, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1998 Annual Report to Shareholders on Form 10-K.


                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

             The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

                Description of Exhibits
                -----------------------

               *10.1 Patent Purchase Agreement.
               *10.2 Amendment to Assignment.
               *10.3 Amendment to Employment Agreement.
               *27.1 Financial Data Schedule.

        b. No reports of the Registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended June 30, 1999.



*Filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CUSTOMTRACKS CORPORATION
                                       (Registrant)



Date: August 16, 1999               By: /s/Steve M. York
                                        ----------------
                                        Steve M. York
                                        Senior Vice President, Chief Financial
                                        Officer, and Treasurer
                                        (Principal Financial Officer and
                                        Duly Authorized Officer)