Form 10-Q
period 1999-09-30
ZIXIT CORP
filed 1999-11-15
CIK 855612

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ....... to .......

                        Commission File Number: 0-17995

                               ZIXIT CORPORATION
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
                                 Yes X    No
                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at October 31, 1999
--------------------------------------         -------------------------------
Common Stock, par value $.01 per share                  15,308,929

                                     INDEX


PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at September 30, 1999
        and December 31, 1998                                                3

        Condensed Consolidated Statements of Operations for the
        three months and nine months ended September 30, 1999 and 1998       4

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1999 and 1998                        5

        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            8

Item 3. Quantitative and Qualitative Disclosures About Market Risk          11


PART II-OTHER INFORMATION

Item 2. Changes in Securities                                               11

Item 4. Submission of Matters to a Vote of Security Holders                 11

Item 5. Other Information                                                   12

Item 6. Exhibits and Reports on Form 8-K                                    13

                               ZIXIT CORPORATION
                         (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                  (Unaudited)

                                                                           September 30, 1999        December 31, 1998
                                                                           ------------------        -----------------
                                   ASSETS
Current assets:
 Cash and cash equivalents                                                      $   6,007               $  54,292
 Short-term marketable securities                                                  32,701                  26,929
 Due from sale of discontinued operations                                              --                   5,304
 Other current assets                                                                 775                     215
                                                                                ---------               ---------
   Total current assets                                                            39,483                  86,740

Long-term marketable securities                                                    17,000                      --
Property and equipment, net                                                        19,059                     158
                                                                                ---------               ---------
                                                                                $  75,542               $  86,898
                                                                                =========               =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                          $   7,098               $   1,574
 Liabilities related to discontinued operations                                     1,360                   3,875
                                                                                ---------               ---------
   Total current liabilities                                                        8,458                   5,449

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1 par value, 10,000,000 shares
  authorized; none outstanding                                                         --                      --
 Common stock, $.01 par value, 175,000,000 shares                                     176                     174
  authorized; 17,600,829 issued, 15,308,929
  outstanding in 1999 and 17,384,437 issued, 15,092,537
  outstanding in 1998
 Additional capital                                                               100,177                  88,449
 Treasury stock, at cost                                                          (11,314)                (11,314)
 Retained earnings (deficit) (net of deficit accumulated during
  the development stage of $26,095 in 1999)                                       (21,955)                  4,140
                                                                                ---------               ---------
    Total stockholders' equity                                                     67,084                  81,449
                                                                                ---------               ---------
                                                                                $  75,542               $  86,898
                                                                                =========               =========

                            See accompanying notes.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)


                                                                        Three Months                Nine Months
                                                                      Ended September 30         Ended September 30
                                                                     --------------------        ------------------

                                                                        1999       1998            1999        1998
                                                                        ----       ----            ----        ----
Research and development expenses:
  Non-employee stock option compensation                            $   1,418    $     --      $  (6,387)   $     --
  Other                                                                (6,530)         --        (12,790)         --
                                                                      -------      ------        -------      ------
                                                                       (5,112)         --        (19,177)         --
Operating costs and general corporate expenses                         (7,310)       (523)       (10,585)     (3,350)
Investment income                                                         837         582          2,874       1,154
                                                                      -------      ------        -------      ------

Income (loss) from continuing operations before income taxes          (11,585)         59        (26,888)     (2,196)
Income tax (provision) benefit                                             65         (54)           185         645
                                                                      -------      ------        -------      ------

Income (loss) from continuing operations                              (11,520)          5        (26,703)     (1,551)
Discontinued operations:
  Income from discontinued operations, net of
   income taxes                                                            --       1,262             --       4,965
  Gain (loss) on sale of discontinued operations                          210          --            608      (1,561)
                                                                      -------      ------        -------      ------
                                                                          210       1,262            608       3,404
                                                                      -------      ------        -------      ------
Net income (loss)                                                   $ (11,310)   $  1,267      $ (26,095)   $  1,853
                                                                      =======      ======        =======      ======

Basic and diluted earnings (loss) per common share:
  Continuing operations                                             $   (0.75)   $     --      $   (1.75)   $  (0.10)
  Discontinued operations                                                0.01        0.08           0.04        0.21
                                                                      -------      ------        -------      ------
  Net income (loss)                                                 $   (0.74)   $   0.08      $   (1.71)   $   0.11
                                                                      =======      ======        =======      ======

Weighted average shares outstanding                                    15,282      14,903         15,219      16,134
                                                                      =======      ======        =======      ======


                            See accompanying notes.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  (Unaudited)



                                                                                                      Nine Months
                                                                                                   Ended September 30
                                                                                                   ------------------

                                                                                                    1999        1998
                                                                                                    ----        ----
Cash flows from operating activities:
     Loss from continuing operations                                                           $  (26,703)   $  (1,551)
     Adjustments to reconcile loss from continuing operations
        to net cash used by operating activities:
       Depreciation and amortization                                                                1,446           10
       Non-employee stock option compensation                                                      10,202           --
       Employee stock option compensation                                                             275          516
       Changes in assets and liabilities, excluding divestiture of businesses:
          Other current assets                                                                       (560)         (21)
          Current liabilities                                                                       2,324          321
                                                                                                 --------      -------
       Net cash used by continuing operations                                                     (13,016)        (725)
       Net cash provided (used) by discontinued operations                                         (1,907)       3,857
                                                                                                 --------      -------
          Net cash provided (used) by operating activities                                        (14,923)       3,132

Cash flows from investing activities:
     Purchases of property and equipment, net                                                     (17,147)        (100)
     Purchases of marketable securities                                                          (119,015)     (16,053)
     Sales and maturities of  marketable securities                                                96,243        1,010
     Investing activities of discontinued operations:
       Proceeds from sales of businesses, net of cash sold                                          5,304       23,483
       Purchases of property and equipment, net and other                                              --       (2,438)
                                                                                                 --------      -------
          Net cash provided (used) by investing activities                                        (34,615)       5,902

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                        1,264          389
                                                                                                 --------      -------
          Net cash provided by financing activities                                                 1,264          389

Effect of exchange rate changes on cash and cash equivalents                                          (11)          22
                                                                                                 --------      -------

Increase (decrease) in cash and cash equivalents                                                  (48,285)       9,445

Cash and cash equivalents, beginning of period                                                     54,292       12,583
                                                                                                 --------      -------

Cash and cash equivalents, end of period                                                       $    6,007    $  22,028
                                                                                                 ========      =======

                            See accompanying notes.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1998 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature, except the accounting for the fair value of stock options granted to non-employees as explained in Note 3. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.   New Business

     The Company has no revenue producing businesses. In 1999, the Company has been developing a digital signature and encryption technology and is planning a series of products that use this technology. Two products being actively developed are ZixMail(TM) , a secure Internet messaging system, and ZixCharge(TM), an Internet transaction authorization system. Successful growth of a start-up enterprise, like the Company, is costly. Moreover, the Internet arena is highly competitive. The Company's internal growth depends, in large measure, on the timely development and market acceptance of its new products, and its growth involves risks and uncertainties. There are no assurances that the Company will be successful in its current business endeavors. See Notes 3 and 4, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

3.   Non-Employee Stock Options

       Director Stock Option Plan

         In January 1999, certain non-employee directors were granted immediately vested options to purchase, in the aggregate, approximately 150,000 shares of the Company's common stock under a plan that was approved by the Company's shareholders on September 14, 1999. The options have an exercise price of $10.65 per share, which was 120% of the closing price of the common stock on the date of grant. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company recorded a non-cash general corporate expense of $3,335,000 in the third quarter of 1999 representing the excess of the closing price of the common stock on September 14, 1999 over the exercise price.

       New Business Initiatives

         The Company entered into an agreement in February 1999 with Lante Corporation ("Lante"), a third party software development firm, to assist the Company in developing software for its new Internet-related businesses. In exchange for the services provided by Lante, the Company pays cash for work performed at discounted rates and has issued options to purchase 500,000 shares of the Company's common stock to Lante at an exercise price of $7.62 per share, the closing price of the Company's common stock on the date of the agreement. The options vest over three years and expire at the end of ten years. On the date of grant, these options had an estimated fair value of $2,865,000 or $5.73 per share, using the Black-Scholes option valuation model. Accounting for these options require that they be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. The Company's common stock price has increased from $7.62 per share at the date of grant to $29.63 per share at September 30, 1999, thereby increasing the estimated fair value of these options to $13,525,000 or $27.05 per share as of September 30, 1999. The revalued amount for these options is being amortized over the three year vesting period; accordingly, the Company's results of operations for the three months and nine months ended September 30, 1999 include a non-cash credit of $1,418,000 (resulting from a lower common stock price at the end of the third quarter as compared to the $55.94 common stock price at the end of the second quarter) and a non-cash charge of $6,387,000, respectively, for amortization of the fair value of these options. The Company's future results of operations could be materially impacted by a change in valuation of the stock options issued to Lante as a result of future increases or decreases in the price of the Company's common stock. However, the required accounting treatment has no impact on the Company's cash flows or total stockholders' equity.

4.   Subsequent Event

     In October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc. ("Anacom"), a privately-held, Dallas-based provider of Internet transaction processing and real-time credit card processing services to Internet merchants. Consideration consists of $2,500,000 in cash paid at closing and common stock, valued at a minimum of $7,500,000, to be delivered in two annual allotments. The number of shares to be delivered, set at a minimum of approximately 190,000 shares, may be increased depending on the market value of the common stock at the time of delivery. The final value of the transaction for financial accounting purposes will reflect the value of the common stock when delivered. The purchase price is expected to be amortized to income over two years. The historical results of operations of Anacom are not significant compared to the Company's results of operations.

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

     In 1999, the Company has been developing a digital signature and encryption technology (the "ZixIt (TM) technology") and is planning a series of products that use this technology. Products being actively developed are: ZixMail (TM), a secure Internet messaging system, and ZixCharge (TM), an Internet transaction authorization system. ZixMail, which is expected to be released to the public soon, will enable Internet users to send and receive encrypted and digitally signed email communications without changing their existing email addresses. The ZixMail software uses 1024-bit public key and Triple-DES encryption and can be exported throughout the world except to certain prohibited countries and territories. ZixCharge is designed to allow consumers to purchase items over the Internet without divulging personal information to Web merchants.

     Successful growth of a start-up enterprise, like the Company, is costly. Moreover, the Internet arena is highly competitive. The Company's prospects in the near-term depend on the timely development and market acceptance of its new products. The Company's future growth involves risks and uncertainties, and there are no assurances that the Company will be successful in its current business endeavors.

Results of Operations

     Continuing Operations

       Research and development expenses

         The Company first incurred development expenses for its current business endeavors in the first quarter of 1999. Non-employee stock option compensation consists of a non-cash credit of $1,418,000 and a non-cash charge of $6,387,000 for the three months and nine months ended September 30, 1999, respectively, for amortization of the fair value of stock options granted to a third party software development firm that is assisting the Company with its development efforts. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion regarding non-employee stock options. Other research and development expenses of $6,530,000 and $12,790,000 for the three months and nine months ended September 30, 1999, respectively, primarily consist of expenditures to third parties for development of software for the Company's ZixIt technology and related ZixMail and ZixCharge systems.

       Operating costs and general corporate expenses

         Operating costs and general corporate expenses for the three months and nine months ended September 30, 1999 increased $6,787,000 and $7,235,000 from the prior year periods, respectively, primarily due to expenditures for marketing, expanded lease facilities, personnel and start-up operating costs relating to establishing the Company's Internet-related businesses. Also contributing to the increase was a non-recurring, non-cash expense of $3,335,000, recognized by the Company in 1999's third quarter, relating to stock options granted in January 1999 to certain of the Company's outside directors under a plan that was approved by the shareholders in September 1999.

       Investment income

         Investment income for the three months and nine months ended September 30, 1999 increased from $582,000 to $837,000 and increased from $1,154,000 to $2,874,000, respectively. The increase for both periods is primarily due to the increase in invested cash and marketable securities resulting from the sale of the Company's businesses during 1998.

       Income tax (provision) benefit

         The income tax benefit on the loss from continuing operations of $65,000 and $185,000 for the three months and nine months ended September 30, 1999 and the income tax provision of $54,000 and the income tax benefit of $645,000 for the comparable periods in 1998, respectively, is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company fully reserves its deferred tax assets due to the uncertainty of future taxable income from the Company's new business initiatives.

       Income (loss) from continuing operations

         As a result of the foregoing, the Company experienced losses from continuing operations of $11,520,000 and $26,703,000 for the three months and nine months ended September 30, 1999 as compared to income of $5,000 and a loss of $1,551,000 for the same periods in 1998.

     Discontinued Operations

         The Company sold its remaining operating businesses in 1998 and, accordingly, their net operating income of $1,262,000 and $4,965,000 for the three months and nine months ended September 30, 1998, respectively, has been reclassified as discontinued operations. Discontinued operations in 1998 also included the net loss from the sales of the Company's Transportation Systems Group and Cotag International. The Company recorded a gain of $210,000 and $608,000 for the three months and nine months ended September 30, 1999, respectively, primarily due to a reduction in estimated future costs for various indemnification issues associated with the disposal of these businesses.

Liquidity and Capital Resources

     At September 30, 1999, the Company's principal source of liquidity is its cash investments and marketable securities totaling $55,708,000. The Company plans to continue to invest its excess cash in high-grade U.S. corporate debt securities or U.S. government and agency securities.

     The Company's new business initiative to create Internet related businesses requires significant investment. The Company's purchase of Anacom Communications, Inc. in October 1999 included a cash payment of $2,500,000. In addition, the Company currently expects to invest $9,000,000 to $12,000,000 during the fourth quarter of 1999 on ZixCharge and ZixMail for software development, marketing, expanded lease facilities, communications, computers and related equipment to expand its computing center and related personnel and start-up operating costs. Management believes the Company's existing cash position will be sufficient to meet near-term anticipated needs. The Company has no existing borrowings or credit facilities. Acquisitions, if any, would be financed by the most attractive alternative available, which could be the utilization of cash or the issuance of debt or equity securities.

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

Risks and Uncertainties

     The Company has no revenue producing businesses. In 1999, the Company has been developing the ZixIt technology and is planning a series of products that use this technology. The Company's future success is subject to risks and uncertainties, including, but not limited to, the following:

     Product Development and Market Acceptance

        . There are no assurances that the Company will be able to successfully and timely develop its planned products, that it will be able to compete effectively against similar or alternative businesses, that it will gain market acceptance, that it will not be made obsolete by further technological development, that it will be able to provide or attract the necessary capital, or that it will not encounter other, and even unanticipated, risks.

        . Use of the Internet by consumers, while growing, is still at an early stage of development, and market acceptance of the Company's planned products is subject to a high level of uncertainty.

        . The Company may decide, at any time, to delay or discontinue the development and release of any one or more of its planned products.

     Competition and Technological Change

        The Company will be competing with larger companies that have access to greater capital, research and development, marketing, distribution and other resources than the Company. In addition, the Internet arena is characterized by extensive research efforts and rapid product development and technological change that could render the Company's planned products obsolete or noncompetitive.

     Intellectual Property Rights

        The Company relies, in part, on patents, trade secrets and proprietary technology to remain competitive. It may be necessary to defend these rights or to defend against claims that the Company is infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive.

     Lack of Standards

        There are currently no generally accepted standards for secure Internet messaging systems or Internet transaction authorization systems. There is no assurance that any of the Company's planned products will become a generally accepted standard or that any of them will be compatible with any standards that become generally accepted.

     Sales of Businesses

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

     Other Uncertainties.

        Other operating, financial or legal risks or uncertainties are discussed in this Form 10-Q in specific contexts and in the Company's other periodic SEC filings. The Company is, of course, also subject to general economic risks, dependence on key personnel and other risks and uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended September 30, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1998 Annual Report to Shareholders on Form 10-K.


                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     See Note 4 to Condensed Consolidated Financial Statements regarding the Company's acquisition of Anacom Communications, Inc. ("Anacom"). The transaction is exempt from registration pursuant to section 4(2) of the Securities Act of 1933 and Regulation D thereunder since the shares of common stock, valued at a minimum of $7,500,000, are to be delivered to the two owners of Anacom, who qualify as "accredited investors" under Regulation D.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on September 14, 1999. At this meeting, the shareholders elected as directors of the Company, David P. Cook, Michael E. Keane, James S. Marston, Jack L. Martin, Antonio R. Sanchez, Jr., Dr. Ben G. Streetman and Mark A. Tebbe. The tabulation of votes with respect to the election of directors is as follows:


               Nominee                  Shares For     Shares Withheld
               -------                  ----------     ---------------
             David P. Cook              14,620,052          211,144
             Michael E. Keane           14,606,295          224,901
             James S. Marston           14,627,095          204,101
             Jack L. Martin             14,604,145          227,051
             Antonio R. Sanchez, Jr.    14,618,150          213,046
             Dr. Ben G. Streetman       14,566,045          265,151
             Mark A. Tebbe              14,614,200          216,996

     The shareholders voted to amend the Company's Articles of Incorporation to change the Company's name from CustomTracks Corporation to ZixIt Corporation. The tabulation of the votes with respect to the Company's name change is as follows:

                       For         14,687,759

                       Against        112,801

                       Abstain         30,286

                       Non-Vote           350

     The shareholders voted to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock, par value $0.01, from 30,000,000 to 175,000,000 shares. The tabulation of the votes with respect to the change in the number of authorized shares of common stock is as follows:

                       For         13,845,891

                       Against        937,426

                       Abstain         47,429

                       Non-Vote           450

     The shareholders voted to adopt the 1999 Directors' Stock Option Plan. The tabulation of votes with respect to adopting the plan is as follows:

                       For         13,830,121

                       Against        757,055

                       Abstain         91,132

                       Non-Vote       152,888


ITEM 5.  OTHER INFORMATION

     See Note 4 to Condensed Consolidated Financial Statements regarding the Company's acquisition of Anacom Communications, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

                The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

                   Description of Exhibits
                   -----------------------

                *  3.1   Articles of Incorporation of Amtech Corporation, dated
                         January 28, 1988.
                *  3.2   Articles of Amendment to the Articles of Incorporation
                         of CustomTracks Corporation, dated September 14, 1999.
                *  3.3   Articles of Amendment to the Articles of Incorporation
                         of ZixIt Corporation, dated October 12, 1999.
                * 10.1   ZixIt Corporation 1990 Stock Option Plan
                         (Amended and Restated as of September 1999).
                * 10.2   ZixIt Corporation 1992 Stock Option Plan
                         (Amended and Restated as of September 1999).
                * 10.3   ZixIt Corporation 1995 Long-Term Incentive Plan
                         (Amended and Restated as of September 1999).
                * 10.4   ZixIt Corporation 1999 Directors' Stock Option Plan.
                * 27.1   Financial Data Schedule.

         b. The Registrant filed Form 8-K with the Securities and Exchange Commission on October 13, 1999 to report the October 1, 1999 purchase of Anacom Communications, Inc.



*Filed herewith.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ZIXIT CORPORATION
                                      (Registrant)



Date: November 15, 1999             By:        /s/ Steve M. York
                                        --------------------------------------
                                                   Steve M. York
                                        Senior Vice President, Chief Financial
                                                Officer, and Treasurer
                                           (Principal Financial Officer and
                                               Duly Authorized Officer)