Form 10-K405
period 1999-12-31
ZIXIT CORP
filed 2000-03-24
CIK 855612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO
                                                 ----------   ----------

                        COMMISSION FILE NUMBER: 0-17995

                               ZIXIT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                      TEXAS                                            75-2216818
            (State of Incorporation)                     (I.R.S. Employer Identification Number)

                               ONE GALLERIA TOWER
                                13355 NOEL ROAD
                                   SUITE 1555
                            DALLAS, TEXAS 75240-6604
                    (Address of Principal Executive Offices)

                                 (972) 702-7055
              (Registrant's Telephone Number, Including Area Code)
                             ---------------------

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 29, 2000, there were 15,344,329 shares of ZixIt Corporation $0.01 par value common stock outstanding, 13,209,568 of which having an aggregate market value of $710,423,777 were held by non-affiliates. For purposes of the above statement, all directors and officers of the Registrant are presumed to be affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     ZixIt Corporation ("ZixIt" or "the Company") develops and markets products and services that enhance privacy, security and convenience over the Internet.

     In October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc. ("Anacom"), a provider of Internet transaction processing and real-time credit processing services to Internet merchants.

     Successful growth of a development stage enterprise, like ZixIt, is costly. Moreover, the Internet arena is highly competitive. ZixIt's growth depends, in large measure, on the timely development and market acceptance of its new products. ZixIt's future growth involves risks and uncertainties, and there are no assurances that ZixIt will be successful in its current business endeavors. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below for a description of certain management assumptions, risks and uncertainties relating to ZixIt's operations.

     ZixIt was incorporated in Texas in 1988. ZixIt's executive offices are located at One Galleria Tower, 13355 Noel Road, Suite 1555, Dallas, Texas 75240-6604 (telephone (972) 702-7055). ZixIt's secure data center is also located in Dallas, Texas, and its HTTP/SMTP relay systems are located in Herndon, Virginia and San Jose, California.

PRODUCTS

     ZixMail(TM) is a secure document delivery, private email and message tracking service that enables Internet users worldwide to easily send and receive encrypted and digitally signed email communications without changing their existing email systems or addresses. ZixMail uses 1024-bit public key and Triple-DES encryption. Among the features offered, ZixMail allows only intended recipients to read email messages, protects email messages from tampering, identifies irrefutably the sender of an email message, adds a certified time-stamp to each email message, and compresses and encrypts email file attachments. ZixMail was released in its commercial version in March 2000. Following a free introductory period, the pricing for ZixMail is expected to be $1 per month per email address, plus an additional relay fee per email message for those ZixMail users who optionally choose to route email messages through a ZixMail HTTP/SMTP relay, rather than using their existing SMTP mail server. The HTTP/SMTP relay enables ZixMail to be used with Web-based or proprietary email systems. Potential ZixMail customers include individuals and businesses having a need for secure communication and document transmission, such as the academic, accounting, banking, brokerage, healthcare and legal industries. ZixIt has received worldwide encryption export approval from the U.S. Department of Commerce for ZixMail. Countries excluded from the approval are Cuba, Iran, Iraq, Libya, North Korea, Serbia, Sudan and Syria.

     ZixCharge(TM), which is currently under development, is a shopping portal and Internet payment authorization system that enables consumers, using their existing charge cards, to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants. ZixCharge, which will be free to consumers, uses a charge slip user interface to deliver privacy, security and convenience to consumers.

EMPLOYEES

     ZixIt had 82 employees as of February 29, 2000.

RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS

     ZixIt's continuing operations incurred research and development expenses of $23,548,000 in 1999 and none in 1998 and 1997. Research and development expenses related to ZixIt's discontinued operations amounted to $4,931,000 and $11,332,000 in 1998 and 1997, respectively.

     ZixIt has filed several patent applications covering concepts ZixIt is employing, or may employ, in implementing its Internet businesses. In addition, ZixIt and certain of its subsidiaries have filed for trademarks and service marks, as applicable, for "ZixCharge", "ZixIt", ZixMail", "ZixMall", "ZixWallet" and other marks.

CUSTOMERS

     ZixIt, a development stage company, had no significant revenues in 1999.

SALES BACKLOG

     As a development stage company, ZixIt had no measurable backlog as of February 29, 2000 and February 28, 1999.

GEOGRAPHIC INFORMATION

     ZixIt's operations are based in the United States, and corporate assets at December 31, 1999 were primarily comprised of cash investments and marketable securities invested in U.S. corporate debt securities and U.S. government agency securities.

ITEM 2. PROPERTIES.

     ZixIt leases approximately 6,910 square feet of space for its corporate offices in Dallas, Texas, under a lease that expires in July 2003 and approximately 29,000 square feet of space for its primary secure data center operations in Dallas, Texas, under a sublease that expires in September 2004. In 1999, ZixIt invested approximately $23,000,000 in property and equipment to establish the secure data center. Features of the secure data center include:

     - Multi-level security, including cameras, access controlled with badge and biometric hand readers and 24-hour operations personnel and security guards

     - Communications:

       - Three redundantly configured DS3 (45 Mbit) fiber connections

       - Three independent ISPs

       - Redundant Cisco 7,500 routers

      - Power:

       - Redundant electrical feeds from two independent utility power grids

       - Redundant 400 kw UPS systems

       - 1,000 kw diesel generator located underground

       - Four redundantly configured Power Distribution Units (PDU's)

     - Two Sun (Starfires) Enterprise 10,000 Application Servers; currently 64 Central Processing Units (CPUs), but expandable to 128 CPUs

     - 64 Sun UltraSparc Web Servers, expandable to 320

     - 4 EMC Symmetrix(TM) 3830 Enterprise Storage units for online storage (5 Terabytes currently, but expandable to 12 Terabytes)

     - StorageTek automated tape library (360-tape capacity) for offline storage (12-20 Terabytes)

     - Email-based customer response center systems, including 3 Intel-based servers with estimated intelligent response capacity of 20,000 inquiries per day

ZixIt is currently in the process of completing a smaller, redundant system to be used as a backup secure data center and building an additional HTTP/SMTP relay system to be located in Dallas.

     ZixIt also leases space in Herndon, Virginia and San Jose, California for its HTTP/SMTP relay systems under leases that expire in June 2000 and June 2001, respectively. These relays enable ZixIt to serve those ZixMail users who choose not to use their existing SMTP mail servers or who desire to use a HTTP-based email address, such as a Yahoo(TM) or HotMail(TM) address.

ITEM 3. LEGAL PROCEEDINGS.

     On December 30, 1999, ZixIt and ZixCharge.com, Inc., a wholly-owned subsidiary of ZixIt, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192nd Judicial District Court of Dallas County, Texas. The suit alleges that Visa undertook a series of actions that interfered with ZixIt's business relationships and disparaged ZixIt, its products, its management and its stockholders. The suit alleges that Visa intentionally set out to destroy ZixIt's ability to market its ZixCharge shopping portal and payment authorization system, which competed against the MasterCard and Visa-owned Secure Electronic Transaction system. The suit seeks monetary damages and such other relief as the court deems appropriate.

     From time-to-time, ZixIt is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse affect on ZixIt's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ZixIt's common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The following table shows the high and low sales prices by quarter for 1999 and 1998. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                                                           1999              1998
                                                      ---------------   --------------
QUARTER ENDED                                          HIGH     LOW      HIGH     LOW
-------------                                         ------   ------   ------   -----
March 31............................................  $19.75   $ 6.69   $ 4.87   $3.25
June 30.............................................  $90.00   $15.00   $ 5.62   $3.37
September 30........................................  $56.00   $25.62   $ 7.00   $4.56
December 31.........................................  $71.31   $23.50   $12.31   $3.50

     At February 29, 2000, there were 15,344,329 shares of common stock outstanding held by 1,584 stockholders of record. On that date, the last reported sales price of the common stock was $53.78.

     ZixIt has not paid any cash dividends on its common stock during the last two years and does not anticipate doing so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the years in the five-year period ended December 31, 1999, which are derived from the consolidated financial statements of the Company, which have been audited. The consolidated financial statements and notes thereto as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997, and the report of Ernst & Young LLP thereon are included elsewhere in this Form 10-K. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               1999      1998       1997      1996      1995
                                             --------   -------   --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenues..................................   $     99   $    --   $     --   $    --   $    --
Research and development expenses(5)......    (23,548)       --         --        --        --
Operating costs and general corporate
  expenses(2)(5)..........................    (16,696)   (4,022)    (2,931)   (3,012)   (2,246)
Investment income, net....................      3,533     1,956      1,068     2,793     2,127
                                             --------   -------   --------   -------   -------
Loss from continuing operations before
  income taxes............................    (36,612)   (2,066)    (1,863)     (219)     (119)
Income taxes..............................        807       576         (8)      (77)       43
                                             --------   -------   --------   -------   -------
Loss from continuing operations...........    (35,805)   (1,490)    (1,871)     (296)      (76)
Discontinued operations(1)
  Income (loss) from discontinued
     operations, net of income
     taxes(3)(4)..........................         --     6,105    (12,089)     (348)   (4,011)
  Gain (loss) on sale of discontinued
     operations, net of income taxes......      1,453    21,651     (3,657)       --        --
                                             --------   -------   --------   -------   -------
                                                1,453    27,756    (15,746)     (348)   (4,011)
                                             --------   -------   --------   -------   -------
Net income (loss).........................   $(34,352)  $26,266   $(17,617)  $  (644)  $(4,087)
                                             ========   =======   ========   =======   =======
Basic and diluted earnings (loss) per
  common share
  Continuing operations...................   $  (2.35)  $ (0.09)  $  (0.12)  $ (0.02)  $ (0.01)
  Discontinued operations.................       0.10      1.75      (1.05)    (0.02)    (0.27)
                                             --------   -------   --------   -------   -------
  Net income (loss).......................   $  (2.25)  $  1.66   $  (1.17)  $ (0.04)  $ (0.28)
                                             ========   =======   ========   =======   =======
Shares used in computing basic and diluted
  earnings (loss) per share...............     15,244    15,836     15,081    14,637    14,655
Cash dividends declared per common
  share...................................         --        --         --        --   $  0.02
BALANCE SHEET DATA:
Working capital...........................   $ 39,766   $81,291   $ 63,648   $43,047   $49,349
Total assets..............................     66,523    86,898     63,919    72,206    73,479
Total stockholders' equity................     62,894    81,449     63,696    71,756    72,561
Stockholders' equity per share............       4.10      5.40       3.76      4.87      4.97

---------------

(1) In 1995, the Company acquired Cotag International Limited, Cardkey Systems, Inc., Cardkey Systems Limited and WaveNet International, Inc. WaveNet International, Inc. was sold in 1997, while the remainder of these businesses and the Company's Transportation Systems Group ("TSG") were sold in 1998. The operating results of these businesses have been classified as discontinued operations for all periods presented. See Note 2 to consolidated financial statements included herein.

(2) Operating costs and general corporate expenses for the years 1995 through 1998 represent the costs associated with a holding company function.

(3) In 1997, loss from discontinued operations includes a $5.7 million pre-tax contract loss provision related to a multi-year implementation of an electronic toll collection system by the TSG.

(4) In 1997, income taxes related to discontinued operations includes $4.7 million representing the effect of establishing a valuation allowance for U.S. deferred tax assets.

(5) In 1999, expenses associated with continuing operations include non-cash stock-based compensation of $12.3 million. See Note 4 to consolidated financial statements included herein.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     During 1999, the Company has been developing a digital signature and encryption technology and is planning a series of products that enhance privacy, security and convenience over the Internet. ZixMail(TM), which was commercially released in March 2000, is a secure document delivery, private email and message tracking service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. ZixCharge(TM), which has not been commercially released, is a shopping portal and payment authorization system that enables consumers to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants. Additionally, in October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc. ("Anacom"), a provider of Internet transaction processing and real-time credit processing services to Internet merchants.

RESULTS OF OPERATIONS

  CONTINUING OPERATIONS

     Revenues

     Revenues in 1999 are attributable to Anacom since it was acquired by the Company in October 1999.

     Research and development expenses

     The Company began incurring development expenses for its current business endeavors in the first quarter of 1999, resulting in total research and development expenses of $23,548,000 for the year. These expenses include a net non-cash charge of $6,915,000 representing the fair value of options granted to Lante Corporation ("Lante"), a third party Internet services company who assisted the Company with its development efforts reduced by $1,872,000, the fair value, on the date of grant, of options granted to the Company by Lante. Lante's engagement was completed in November 1999, resulting in a final valuation for the options granted to Lante. The remaining research and development expenses of $16,633,000 primarily consists of expenditures to third parties, including $11,282,000 paid to Lante, for development of software for the Company's base technology and related ZixMail and ZixCharge systems.

     Operating costs and general corporate expenses

     Operating costs and general corporate expenses increased from $2,931,000 in 1997 to $4,022,000 in 1998 and further increased to $16,696,000 in 1999.
Expenditures in 1997 and 1998 represent general corporate expenses, with the change between these years primarily attributable to an expense charge of approximately $1,000,000 incurred in connection with the Company's former chairman, president and chief executive officer's severance agreement and stock options. The change from 1998 to 1999, amounting to $12,674,000, is primarily due to expenditures for marketing, expanded lease facilities, personnel and start-up operating costs relating to establishing the Company's Internet related businesses. Included in 1999 are non-cash charges of $8,257,000, including a non-recurring expense of $3,335,000, relating to stock options granted in January 1999 to certain of the Company's outside directors under a plan that was approved by the stockholders in September 1999.

     The Company has granted options to two service providers to purchase up to 150,000 shares of the Company's common stock. These options had an estimated fair value aggregating $4,617,000 as of December 31, 1999 using the Black-Scholes option valuation model. Accounting for these options require that they be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. The Company's future results of operations could be materially impacted by a change in valuation of these stock options as a result of future increases or decreases in the price of the Company's common stock. Separately, consideration for the purchase of Anacom included common stock, valued at a minimum of $7,500,000, to be delivered in two annual installments beginning in October 2000, assuming continued employment by the former owners. The minimum stock value of $7,500,000 is treated as compensation for financial accounting purposes and is being charged to operating costs and general corporate expenses over two years. If the price of the Company's common stock exceeds $39.48 on the dates the stock is delivered, causing the value of the delivered shares to exceed $7,500,000, the Company's results of operations in 2000 and 2001 could be materially adversely impacted. However, the future accounting treatment for both the stock options granted to the service providers and the common stock issuable to Anacom will have no impact on the Company's cash flows or total stockholders' equity. Additionally, in February 2000, Mr. David P. Cook, the Company's chairman, president and chief executive officer, reallocated options to acquire 254,627 shares of the Company's common stock to certain of the Company's employees, as allowed by Mr. Cook's option agreement with the Company. These options have an exercise price of $9.50 per share. Non-cash compensation expense of $7,163,000 will be recognized over a two year vesting period, representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company's common stock on the date the options were reallocated and the option exercise price.

     Investment income, net

     Investment income increased from $1,068,000 in 1997 to $1,956,000 in 1998 and further increased to $3,533,000 in 1999. The change in all periods is attributable to the increase in invested cash and marketable securities resulting from the sale of the Company's businesses during the latter half of 1998, reduced by expenditures in 1999 related to establishing the Company's new Internet related businesses.

     Income taxes

     The income tax benefit on the loss from continuing operations in 1999 of $807,000 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses and unbenefitted tax credits. The income tax benefit on the loss from continuing operations in 1998 of $576,000 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses and the nondeductible investment in subsidiary. The provision for income taxes on continuing operations in 1997 of $8,000 is different from the U.S. statutory rate of 34%, primarily due to providing a valuation allowance for all of the Company's U.S. deferred tax assets in light of continued operating losses.

     Loss from continuing operations

     As a result of the foregoing, the Company experienced losses from continuing operations of $1,871,000 in 1997, $1,490,000 in 1998 and $35,805,000
in 1999.

  DISCONTINUED OPERATIONS

     The Company sold its operating businesses realizing a net after-tax loss of $3,657,000 in 1997 and net after-tax gains of $21,651,000 and $1,453,000 in 1998 and 1999, respectively. Net operating results from discontinued operations was a loss of $12,089,000 in 1997 and income of $6,105,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company's principal source of liquidity is its net working capital position of $39,766,000, including cash and marketable securities of $39,784,000. The Company plans to continue to invest its excess cash in short-term, high-grade U.S. corporate debt securities or U.S. government and agency securities. The Company's 1999 loss from continuing operations included significant non-cash expenses. Net cash used by continuing operations in 1999 was $20,831,000, primarily representing development and start-up costs relating to the Company's Internet related businesses. Additionally, in 1999, the Company invested $23,165,000 in property and equipment primarily for leasehold improvements, computer equipment and software to establish a secure data center necessary to implement the Company's new Internet products. The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities; however, the Company expects additional investment in property and equipment for 2000 to be no more than $4,000,000. The Company believes its existing net working capital position will be sufficient to meet near-term anticipated needs; however, to expand the Company's product offerings the Company will consider various capital funding alternatives in 2000. Additionally, in February 2000, following Lante's initial public offering, the Company fully exercised its option to acquire shares of Lante common stock; however, the net number of Lante shares the Company is to receive from this cashless exercise is being disputed and there are certain short-term restrictions regarding the sale or transfer of such shares (see Notes 4 and 10 to the consolidated financial statements). The Company's near-term liquidity could be positively impacted from the value derived from the Lante shares. The Company currently has no existing borrowings or credit facilities. Acquisitions, if any, would be financed by the most attractive alternative available, which could be cash or the issuance of debt or equity securities.

IMPACT OF THE YEAR 2000

     The Year 2000 Issue is primarily the result of computer programs being written using two digits rather than four to define the applicable year. The Company has not experienced any problems with respect to the Year 2000 Issue. Software systems developed for use in connection with the Company's new Internet related businesses are designed and tested for Year 2000 compliance. The Company continues to assess the impact, if any, the Year 2000 Issue has on its key vendors and development partners.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because the Company does not currently use derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on operating results or the financial position of the Company.

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

     Limited Operating History; Product Development; and Market Acceptance

     ZixIt has only a limited operating history in the Internet arena on which to base an evaluation of its business and prospects. ZixIt currently has no significant revenues. ZixIt's prospects must be considered in light of the risks and uncertainties encountered by other companies in the early stages of development. These risks and uncertainties are often worse for companies in new and rapidly evolving markets, particularly Internet-related businesses. The ZixMail and ZixCharge products are targeted at the new and rapidly evolving market for secure Internet communications and e-commerce. Although the competitive environment in this market has yet to fully develop, ZixIt anticipates that it will be intensely competitive, subject to rapid change and significantly affected by new products and service introductions and other market activities of industry participants. ZixIt's success will depend on many factors, including, but not limited to, the following:

     - ZixIt must be able to successfully and timely develop its products. The commercial version of ZixMail was released in March 2000. ZixCharge has not been commercially released, however.

     - ZixIt must be able to achieve broad market acceptance for its products. There is currently no known Internet secure document delivery and private messaging system that currently operates at the scale required for ZixIt, at its current expenditure levels and proposed pricing, to become profitable from its ZixMail operations. There is no assurance that enough paying users of ZixMail will be ultimately obtained to enable ZixIt to operate profitably.

     - Since the commercial version of ZixCharge has not yet been released, there are currently no consumers or merchants using ZixCharge. However, once released, the success of ZixCharge will depend on ZixIt's ability to obtain, as users, large numbers of consumers that desire to shop privately over the Internet and its ability to obtain large numbers of merchants that will permit them to do so using ZixCharge. One strategy ZixIt has been pursuing for obtaining access to large numbers of consumers is entering into strategic relationships with financial institutions or other companies that have existing business relationships with large numbers of people. There is no assurance that ZixIt will be successful in obtaining these consumers, merchants and/or strategic relationships.

     Competition and Technological Change

     ZixIt is a new entrant into the rapidly evolving secure Internet communications and e-commerce markets. ZixIt will be competing with larger companies that have access to greater capital, research and development, marketing, distribution and other resources than ZixIt. In addition, the Internet arena is characterized by extensive research efforts and rapid product development and technological change that could render ZixIt's products obsolete or noncompetitive. ZixIt's failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for such products and services could have a significant adverse effect on its business, financial condition and results of operations.

     System Interruptions and Security Breaches

     ZixIt's business depends on the uninterrupted operation of its secure data center. ZixIt must protect this center from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond its control. Any damage or failure that causes interruptions to ZixIt's secure data center operations could materially harm its business, financial condition and results of operations.

     In addition, ZixIt's ability to issue digitally-signed certified time-stamps and public encryption codes in connection with its ZixMail service depends on the efficient operation of the Internet connections between customers and the ZixIt data center. These connections depend on the efficient operation by Internet service providers, which have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

     Furthermore, it is critical that ZixIt's facilities and infrastructure remain secure and are perceived by the market to be secure. Despite its security measures, ZixIt's infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that ZixIt may have to use additional resources to address these problems. ZixIt's ZixCharge business will retain certain confidential customer information in its secure data centers. Any physical or electronic break-ins or other security breaches or compromises of this information could expose ZixIt to significant liability, and customers could be reluctant to use its Internet-related products.

     Lack of Standards

     There is no assurance that ZixCharge or ZixMail will become a generally accepted standard or that they will be compatible with any standards that become generally accepted.

     Intellectual Property Rights

     ZixIt relies, in part, on patents, trade secrets and proprietary technology to remain competitive. It may be necessary to defend these rights or to defend against claims that ZixIt is infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive.

     Sales of Businesses

     ZixIt disposed of its remaining operating businesses in 1998 and 1997. In connection with those dispositions, ZixIt agreed to provide customary indemnification to the purchasers of those businesses for breaches of representations and warranties, covenants and other specified matters. Although ZixIt believes that it has adequately provided for future costs associated with these indemnification obligations, indemnifiable claims could exceed ZixIt's estimates.

     Other Uncertainties

     There are no assurances that ZixIt will be successful or that it will not encounter other, and even unanticipated, risks. Other operating, financial or legal risks or uncertainties are discussed in this Form 10-K in specific contexts and in ZixIt's other periodic SEC filings. ZixIt is, of course, also subject to general economic risks, dependence on key personnel and other risks and uncertainties. ZixIt may decide, at any time, to delay or discontinue the development and release of any one or more of its planned products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not believe that it faces material market risk with respect to its cash investments and marketable securities, which totalled $39,784,000 and $81,221,000 at December 31, 1999 and 1998, respectively. These investments, which mature at various dates through September 2001, consist of high-grade U.S. corporate debt securities and U.S. government agency securities, and do not include derivative financial instruments or derivative commodity instruments, as such terms are defined by the Securities and Exchange Commission in applicable regulations. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any interest rate market risk management activities. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's operating results or cash flows due to the short-term, high credit quality nature of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item begins on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT.

     The following table sets forth, as of February 29, 2000, the names of the directors, executive officers and other significant employees of ZixIt and their respective ages and positions with ZixIt.

NAME                                        AGE                    POSITION
----                                        ---                    --------
David P. Cook(1)(3).......................  48    Director, Chairman, President and Chief
                                                  Executive Officer
Donald D. Druckenbrodt....................  46    President and Chief Executive Officer,
                                                  ZixIt.com, Inc.
Michael E. Keane(2)(4)....................  44    Director
Douglas H. Kramp..........................  38    Executive Vice President, Strategic
                                                  Business Development; and President and
                                                  Chief Executive Officer, ZixMail.com, Inc.
Dr. G. Gary Liu...........................  44    Vice President and Chief Technical
                                                  Officer, ZixIt.com, Inc.
James S. Marston(1)(4)....................  66    Director
Jack L. Martin(4).........................  46    Director
Antonio R. Sanchez, Jr.(1)(3).............  57    Director
Dr. Ben G. Streetman(2)(3)................  60    Director
Mark A. Tebbe.............................  38    Director
Ronald A. Woessner........................  42    Vice President, General Counsel and
                                                  Secretary
Steve M. York.............................  49    Senior Vice President, Chief Financial
                                                  Officer and Treasurer

---------------

(1) Member of the Executive Committee.

(2) Member of the Audit Committee.

(3) Member of the Nominating Committee.

(4) Member of the Compensation and Stock Option Committee.

     David P. Cook became a director of ZixIt in December 1995 and was appointed Chairman, President and Chief Executive Officer in April 1998. He most recently served as Chairman and Chief Executive Officer of ARBImetrics Corporation, a Dallas-based investment company that he founded. Mr. Cook founded Amtech Corporation (now ZixIt) and served as a director from 1984 until 1990, serving as Chairman of the Executive Committee until 1990. Mr. Cook founded Blockbuster Entertainment Corporation and was its Chief Executive Officer from its inception until 1987. Prior to that, he was Chairman of Cook Data Services, Inc., a software company that he also founded.

     Donald D. Druckenbrodt rejoined ZixIt in January 1999 as President and Chief Executive Officer of ZixIt.com, Inc., a wholly-owned subsidiary of ZixIt, where he is responsible for ZixIt.com, Inc.'s secure data center and its ongoing operations and software development activities. Mr. Druckenbrodt previously served as Vice President of Amtech Systems Corporation, a former wholly-owned subsidiary of ZixIt, from 1987 until 1990. Prior to rejoining ZixIt, Mr. Druckenbrodt served as Vice President of OGRE Partners, Ltd., an oil and gas economic modeling software firm, from 1992 until 1999. Mr. Druckenbrodt also served as President of Blockbuster Computer Systems, Inc., a wholly-owned subsidiary of Blockbuster Entertainment, from its inception until 1987.

     Michael E. Keane became a director of ZixIt in November 1997. Mr. Keane has been Senior Vice President and Chief Financial Officer of UNOVA, Inc. ("UNOVA") since November 1997. UNOVA comprises the former industrial technology businesses spun off from Western Atlas, Inc. in October 1997, where Mr. Keane was also Senior Vice President and Chief Financial Officer from October 1996 until October

1997 and Vice President and Treasurer from March 1994 until October 1996. Prior to that, he was Corporate Director, Pensions and Insurance, for Litton Industries, Inc. from February 1991 until March 1994.

     Douglas H. Kramp joined ZixIt in May 1999 as Executive Vice President, Strategic Business Development. Mr. Kramp was subsequently appointed President and Chief Executive Officer of ZixMail.com, Inc., a wholly-owned subsidiary of ZixIt. He is responsible for the sales and marketing for ZixIt's ZixMail system. Prior to joining ZixIt, Mr. Kramp was Executive Vice President, Strategic Business Units, for PageMart Wireless, Inc. Mr. Kramp was also the founder of Artificial Linguistics, Inc., a Dallas-based software company, where he directed the release of "PowerEdit," a software program that won PC Magazine's "Editor's Choice Award" in 1992.

     Dr. G. Gary Liu became an employee of ZixIt in January 1999 and was subsequently appointed Vice President and Chief Technical Officer of ZixIt.com, Inc., a wholly-owned subsidiary of ZixIt. From 1997 until beginning employment with ZixIt, Dr. Liu was President of Securisys Corporation, an encryption, start-up enterprise that he founded. Dr. Liu was also President of American Advanced Technology, Inc., a privately-held telecommunications design consulting company, from its founding in January 1993 until its dissolution in January 1997. Dr. Liu has a doctorate degree in physics from the California Institute of Technology (Caltech).

     James S. Marston became a director of ZixIt in September 1991. From September 1987 through February 1998, Mr. Marston served as a Senior, or Executive, Vice President and the Chief Information Officer of APL Limited, a U.S.-based intermodal shipping company. Between 1986 and 1987, Mr. Marston served as President of AMR Technical Training Division, AMR Corporation.

     Jack L. Martin became a director in August 1998. Mr. Martin is Chairman and founder of Public Strategies, Inc., an international strategic communications firm that specializes in advising Fortune 500 companies. Mr. Martin currently serves as a director for the Scott and White Memorial Hospital and Scott, Sherwood and Brindley Foundation, the Caesar Kleberg Foundation and KLRU-TV. For many years, Mr. Martin served on former U.S. Senator Lloyd Bentsen's staff and held the position of Executive Assistant to the Senator. He served on the Board of Regents of the Texas State University System from 1985 to 1991 and was elected Chairman in 1988. Mr. Martin served as the chair of the Texas National Research Laboratory Commission, the Texas state agency that oversaw the National Superconducting Super Collider project.

     Antonio R. Sanchez, Jr. was one of ZixIt's early investors and became a director of ZixIt in February 1993. Presently, Mr. Sanchez is Chairman and Chief Executive Officer of Sanchez Oil & Gas Corporation. Mr. Sanchez also holds interests in banking, real estate development, industrial parks and various other investments. Mr. Sanchez serves as a director of International Bank of Commerce ("IBC") and as a director and stockholder of IBC's publicly-traded holding company, International Bancshares Corporation. Mr. Sanchez is also a member of the Board of Regents of the Texas State University System and is a director of Conoco, Inc.

     Dr. Ben G. Streetman became a director in July 1998. Dr. Streetman is Dean of the College of Engineering at The University of Texas at Austin and holds the Dula D. Cockrell Centennial Chair in Engineering. He is a Professor of Electrical and Computer Engineering and was the founding director of the Microelectronics Research Center, The University of Texas at Austin, from 1984 until 1996. Dr. Streetman also serves as a director of National Instruments Corporation and Global Marine, Inc.

     Mark A. Tebbe became a director in March 1999. Mr. Tebbe is the founder and Chairman of Lante Corporation, an Internet services company, and served as its President and Chief Executive Officer from its inception in 1984 until June 1999. Mr. Tebbe is affiliated with several technology, charity and software corporate boards.

     Ronald A. Woessner joined ZixIt in April 1992 as General Counsel and was subsequently appointed Vice President. He was previously a corporate and securities attorney with the Dallas-based law firm of Johnson & Gibbs, P.C.

     Steve M. York joined ZixIt in April 1990 as Vice President, Chief Financial Officer and Treasurer and was subsequently appointed Senior Vice President. Mr. York, a Certified Public Accountant, previously held various financial management positions with commercial operating companies and was employed by Arthur Young & Co. (now Ernst & Young LLP).

     Each director serves until the next annual meeting of stockholders, and until the director's successor is duly elected and qualified, unless earlier removed in accordance with ZixIt's bylaws. Officers serve at the discretion of the Board of Directors.

     See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of transactions between ZixIt and certain directors and executive officers of ZixIt.

ITEM 11. EXECUTIVE COMPENSATION.

     Summary Compensation Table

     The following table sets forth certain information regarding compensation paid by ZixIt for the last three years to ZixIt's five most highly compensated executive officers. Immediately following the table are summaries of employment-related contracts with these executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM COMPENSATION
                                                                        ----------------------------------
                                             ANNUAL COMPENSATION                 AWARDS
                                         ----------------------------   ------------------------
                                                               OTHER                  NUMBER OF    PAYOUTS
                                                              ANNUAL    RESTRICTED    SECURITIES   -------   ALL OTHER
                                                              COMPEN-     STOCK       UNDERLYING    LTIP      COMPEN-
NAME AND PRINCIPAL POSITION       YEAR    SALARY     BONUS    SATION      AWARD        OPTIONS     PAYOUTS   SATION(4)
---------------------------       ----   --------   -------   -------   ----------    ----------   -------   ---------
David P. Cook (1)...............  1999   $     --   $    --   $   --     $     --            --      --       $    --
  President, Chief Executive      1998         --        --    3,750(1)        --     4,254,627      --            --
  Officer and Chairman            1997         --        --   15,000(1)        --         2,500      --            --
  of the Board

Donald D. Druckenbrodt..........  1999    142,546        --       --           --        50,000      --         2,403
  President and Chief Executive   1998         --        --       --           --            --      --            --
  Officer, ZixIt.com, Inc.        1997         --        --       --           --            --      --            --

Douglas H. Kramp................  1999     93,750        --       --           --       125,000      --            --
  Executive Vice President,       1998         --        --       --           --            --      --            --
  Strategic Business              1997         --        --       --           --            --      --            --
  Development; President and
  Chief Executive Officer,
  ZixMail.com, Inc.

Ronald A. Woessner..............  1999    150,000        --       --           --            --      --        11,688
  Vice President, General         1998    150,000    50,000       --           --        38,625      --         5,156
  Counsel and Secretary           1997    130,000     9,100       --           --        20,000      --         1,820

Steve M. York...................  1999    193,000        --       --      112,970(2)(3)        --    --         5,093
  Senior Vice President,          1998    193,000    50,000       --       93,750(3)         --      --         2,800
  Chief Financial Officer and     1997    193,000        --       --           --        25,000      --         2,000
  Treasurer

---------------

(1) In February 1998, Mr. Cook became Chairman, President and Chief Executive Officer of ZixIt. See "Employment and Severance Contracts with Certain Executive Officers" below for a description of the employment arrangement with Mr. Cook. "Other Annual Compensation" and the 1997 option award represent director fees and director options paid or given prior to Mr. Cook's employment.

(2) Represents 15,000 restricted shares issued in conjunction with the 1999 exercise of certain option shares granted in 1996.

(3) The "restricted shares" can be forfeited to ZixIt if, during the three years following their issuance, (i) the recipient fails to hold the shares received upon exercise of the related stock option for the requisite period or (ii) the recipient's employment is terminated for cause or the recipient separates from employment with ZixIt under certain other circumstances. The "restricted share" awards provide for, with the consent of the Board of Directors, lapsing of restrictions if the recipient's employment is terminated other than for cause or if the recipient separates from employment with ZixIt under certain other circumstances.

(4) Represents ZixIt's contributions to ZixIt's 401(k) Retirement Plan or ZixIt's Employee Stock Purchase Plan.

     Employment and Severance Contracts with Certain Executive Officers

     ZixIt and Mr. Cook are parties to an employment agreement, dated April 29, 1998, which expires April 28, 2001. In consideration of the employment agreement, ZixIt issued to Mr. Cook options to acquire 4,254,627 shares of ZixIt's common stock at an exercise price of $7.00 per share (twice the closing price of ZixIt's common stock on the day preceding the date of the employment agreement). The options have a five-year term and vest quarterly over two years. The options will be fully vested on May 1, 2000. Mr. Cook receives no salary under the employment arrangement. In February 2000, Mr. Cook reallocated options to acquire 254,627 shares of ZixIt's common stock to certain of ZixIt's employees, as allowed by Mr. Cook's option agreement with ZixIt.

     ZixIt and Messrs. Woessner and York are parties to severance agreements, which, per the severance agreement formulas (which are based on years of service), as of February 29, 2000, provide for the payment to each of Messrs. Woessner and York of 18 months of each of their base salaries in the event each has good reason (as defined) to resign his employment or if his employment is terminated other than for cause. The severance agreements also provide for the payment to Mr. Woessner of two times, and to Mr. York of three times, each of their annual base salaries in the event his employment terminates after a change in control (as defined) of ZixIt. The severance agreements also contain confidentiality and non-competition provisions.

     Option Grants Table

     The following table sets forth information relating to stock option grants made by ZixIt to each of ZixIt's five most highly compensated executive officers during the year ended December 31, 1999.

                             OPTION GRANTS IN 1999

                                              INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE
                               ------------------------------------------------      VALUE AT ASSUMED
                               NUMBER OF     % OF TOTAL                            ANNUAL RATES OF STOCK
                               SECURITIES     OPTIONS     EXERCISE                  PRICE APPRECIATION
                               UNDERLYING    GRANTED TO    PRICE                      FOR OPTION TERM
                                OPTIONS      EMPLOYEES      PER      EXPIRATION   -----------------------
NAME                            GRANTED       IN 1999      SHARE        DATE          5%          10%
----                           ----------    ----------   --------   ----------   ----------   ----------
David P. Cook................         --          --%      $   --            --   $       --   $       --
Donald D. Druckenbrodt.......     50,000(1)     8.68         9.50    01/24/2009      298,500      757,000
Douglas H. Kramp.............    125,000(1)    21.70        29.00    04/18/2009    2,280,000    5,777,500
Ronald A. Woessner...........         --          --           --            --           --           --
Steve M. York................         --          --           --            --           --           --

---------------

(1) The options vest ratably and become exercisable over three years. In the event of a change in control (as defined) of ZixIt or a material subsidiary of ZixIt under specified circumstances, the options become immediately exercisable.

     Aggregated Option Exercises and Year-End Option Value Table

     The following table sets forth information relating to the exercises of stock options by each of ZixIt's five most highly compensated executive officers during the year ended December 31, 1999, and the value of unexercised stock options as of December 31, 1999.

                    AGGREGATED OPTION EXERCISES IN 1999 AND
                        DECEMBER 31, 1999 OPTION VALUES

                                 OPTION EXERCISES
                                   DURING 1999            NUMBER OF SECURITIES
                              ----------------------     UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                               NUMBER OF                       OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                SHARES                      DECEMBER 31, 1999             DECEMBER 31, 1999
                               ACQUIRED      VALUE     ---------------------------   ----------------------------
NAME                          ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                          -----------   --------   -----------   -------------   ------------   -------------
David P. Cook...............        --      $    --     3,220,968      1,063,659     $105,130,331    $34,701,874
Donald D. Druckenbrodt......        --           --            --         50,000               --      1,506,250
Douglas H. Kramp............        --           --            --        125,000               --      1,328,125
Ronald A. Woessner..........        --           --        70,686         29,314        2,350,086      1,052,771
Steve M. York...............    15,000       22,970        74,800             --        2,367,562             --

     Compensation of Directors

     On September 14, 1999, ZixIt's stockholders adopted the ZixIt Corporation 1999 Directors' Stock Option Plan (the "1999 Plan"), which provides that on the day a non-employee director is first appointed or elected to the Board of Directors, such director will be granted nonqualified options to purchase 25,000 shares of ZixIt's common stock. These options vest six months from the grant date, and the exercise price is 100% of the common stock price on the grant date. Also, in January of each year, each director that has served on the Board at least 12 consecutive months will receive a further grant of options determined according to a specified formula. The exercise price for these options will be 120% of the common stock price on the grant date. These annual options were immediately vested in 1999 and in subsequent years will vest over three years. Directors that are eligible to receive the 1999 Plan annual option grants will no longer receive any retainer fees. ZixIt pays a $15,000 retainer fee to non-employee directors until they are eligible to receive the annual grants.

     Compensation Committee Interlocks and Insider Participation

     ZixIt has a Compensation and Stock Option Committee that was comprised of James S. Marston, Michael E. Keane and Jack L. Martin during 1999. The committee did not meet during the year ended December 31, 1999, as the pertinent compensation decisions were made by the entire Board of Directors. Mr. Martin, a director of ZixIt, is Chairman of Public Strategies, Inc., a firm engaged by ZixIt to assist in the marketing of its ZixMail and ZixCharge products. Mark A. Tebbe, a director of ZixIt, is Chairman of Lante Corporation, a company formerly engaged by ZixIt to assist in software development of its ZixMail and ZixCharge products.

     See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning beneficial ownership of ZixIt's common stock as of February 29, 2000 by (i) each person who is known by ZixIt to own beneficially more than five percent of ZixIt's outstanding shares of common stock, (ii) each director and executive officer of ZixIt and (iii) all directors and executive officers as a group.

                                                                         AMOUNT AND NATURE
                                                                     OF BENEFICIAL OWNERSHIP(1)
                                                              ----------------------------------------
                                                                                  PERCENTAGE OF TOTAL
                                                              NUMBER OF SHARES   SHARES OUTSTANDING(2)
                                                              ----------------   ---------------------
David P. Cook(3)............................................     3,709,496              19.42%
Donald D. Druckenbrodt(4)...................................        19,841                 *
Michael E. Keane(5).........................................        77,808                 *
Douglas H. Kramp(5).........................................        41,667                 *
James S. Marston(5).........................................        87,808                 *
Jack L. Martin(6)...........................................        25,150                 *
Antonio R. Sanchez, Jr.(7)..................................     1,989,584              12.89%
Dr. Ben G. Streetman(5).....................................        27,500                 *
Mark A. Tebbe(8)............................................       199,166               1.28%
Ronald A. Woessner(9).......................................       121,729                 *
Steve M. York(10)...........................................       149,555                 *
White Rock Capital Management, L.P.(11).....................     1,512,500               9.86%
  3131 Turtle Creek Boulevard
  Suite 800
  Dallas, Texas 75219
All directors and executive officers as a group.............     6,464,304              32.86%

---------------

  *  Denotes ownership of less than 1%.

 (1) Except as otherwise noted, each person has sole voting and investment power over the common stock shown as beneficially owned, subject to community property laws where applicable. Except as otherwise noted, the address for each beneficial owner is c/o ZixIt, One Galleria Tower, 13355 Noel Road, Suite 1555, Dallas, Texas 75240-6604.

 (2) Shares of common stock that were not outstanding but could be acquired upon exercise of an option within 60 days of February 29, 2000, are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by a particular person. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

 (3) Includes 3,615,496 shares that Mr. Cook has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of February 29, 2000.

 (4) Includes 16,666 shares that Mr. Druckenbrodt has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of February 29, 2000.

 (5) This individual has the right to acquire these shares under outstanding stock options that are currently exercisable or that become exercisable within 60 days of February 29, 2000.

 (6) Includes 25,000 shares that Mr. Martin has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of February 29, 2000.

 (7) Includes 291,251 shares that are owned by family members of Mr. Sanchez or by trusts for which Mr. Sanchez serves as trustee or is a beneficiary. Of such 291,251 shares, (i) 166,375 shares are held by family members of Mr. Sanchez; (ii) 85,500 shares, over which Mr. Sanchez exercises voting, investment and disposition power, are held in trusts for which Mr. Sanchez acts as trustee for the benefit of other persons and (iii) 39,376 shares, over which Mr. Sanchez does not have voting, investment or disposition powers, are held in a trust for the benefit of Mr. Sanchez and certain of his family members.

     Also, includes 85,308 shares that Mr. Sanchez has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of February 29, 2000.

 (8) Includes 25,000 shares that Mr. Tebbe has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of February 29, 2000. Also, includes 166,666 shares that Lante Corporation, for which Mr. Tebbe is Chairman and a major stockholder, has the right to acquire under outstanding stock options that are currently exercisable. Mr. Tebbe disclaims beneficial ownership with respect to the 166,666 shares.

 (9) Includes 77,124 shares that Mr. Woessner has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of February 29, 2000.

(10) Includes 68,500 shares that Mr. York has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of February 29, 2000 and 40,000 shares that are subject to forfeiture to ZixIt under certain circumstances.

(11) According to White Rock's Schedule 13G, Amendment No. 1, filed February 7, 2000 for the period ended December 31, 1999, voting and investment control is divided among several entities. See such filing for further detail.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In May 1998, ZixIt acquired Petabyte Corporation ("Petabyte"), a digital data distribution start-up enterprise founded by Mr. Cook. In consideration of the sale of Petabyte, ZixIt paid Mr. Cook $200,000 and agreed to pay Mr. Cook four annual payments of $200,000 each. Effective March 1999, ZixIt returned to Mr. Cook title to a Petabyte patent covering certain digital data distribution concepts, while retaining a use license to the patent for a nominal payment. In connection with the return of the patent, ZixIt's future payments to Mr. Cook, totaling $800,000, were eliminated.

     In February 1999, ZixIt entered into an agreement with Lante Corporation ("Lante"), an Internet services company, to assist ZixIt in the software development for ZixMail and ZixCharge. Mr. Tebbe, who was elected a director of ZixIt in March 1999, is Chairman and a major stockholder of Lante. During 1999, ZixIt paid Lante development fees of $11,282,000, and ZixIt and Lante each issued options to acquire one another's common stock. See Notes 4 and 10 to the consolidated financial statements.

     In April 1999, ZixIt entered into an agreement with Public Strategies, Inc. ("PSI"), an international strategic communications firm, to assist in the marketing of ZixMail and ZixCharge. Mr. Martin, a director of ZixIt since August 1998, is Chairman of PSI. In exchange for the services performed by PSI, ZixIt pays PSI a monthly retainer of $75,000. During 1999, ZixIt paid PSI $770,000 for services performed by PSI and related expenses.

     Mr. York was indebted to ZixIt at December 31, 1999 in the principal amount of $430,862 which amount represents money loaned by ZixIt to fund the exercise of retention incentive options and pay federal withholding taxes attributable to the lapse of transfer and forfeiture restrictions on certain ZixIt shares held by Mr. York. Of this amount, $240,862 was repaid in January 2000. Mr. York's remaining indebtedness is represented by promissory notes that bear interest at the rate of 5.61% and 4.66% per annum. All such notes are secured by the shares issued upon exercise of the retention incentive options and are due in December 2001 and September 2002 (unless becoming due earlier under certain circumstances described in the notes).

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

(A)(3) EXHIBITS

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          3.1             -- Articles of Incorporation of ZixIt, together with all
                             amendments thereto. Filed under exhibit number 3.1 to
                             ZixIt's Annual Report on Form 10-K for the year ended
                             December 31, 1998, and incorporated herein by reference.
                             Articles of Amendment to Articles of Incorporation of
                             CustomTracks Corporation, dated September 14, 1999. Filed
                             under exhibit number 3.2 to ZixIt's Quarterly Report on
                             Form 10-Q for the quarterly period ended September 30,
                             1999, and incorporated herein by reference. Articles of
                             Amendment to Articles of Incorporation of CustomTracks
                             Corporation, dated October 12, 1999. Filed under exhibit
                             number 3.3 to ZixIt's Quarterly Report on Form 10-Q for
                             the quarterly period ended September 30, 1999, and
                             incorporated herein by reference.
          3.2             -- Restated Bylaws of ZixIt, dated August 31, 1998. Filed
                             under exhibit number 3.2 to ZixIt's Quarterly Report on
                             Form 10-Q for the quarterly period ended September 30,
                             1998, and incorporated herein by reference.
          4.1*            -- Specimen certificate for common stock of ZixIt.
         10.1             -- 1990 Stock Option Plan of ZixIt (Amended and Restated as
                             of September 1999). Filed under exhibit number 10.1 to
                             ZixIt's Quarterly Report on Form 10-Q for the quarterly
                             period ended September 30, 1999, and incorporated herein
                             by reference.
         10.2             -- 1992 Stock Option Plan of ZixIt (Amended and Restated as
                             of September 1999). Filed under exhibit number 10.2 to
                             ZixIt's Quarterly Report on Form 10-Q for the quarterly
                             period ended September 30, 1999, and incorporated herein
                             by reference.
         10.3             -- 401(k) Retirement Plan of ZixIt and related Adoption
                             Agreement. Filed under exhibit number 10.5 to ZixIt's
                             Annual Report on Form 10-K for the year ended December
                             31, 1996, and incorporated herein by reference.
         10.4             -- 1995 Long-Term Incentive Plan of ZixIt (Amended and
                             Restated as of September 1999). Filed under exhibit
                             number 10.3 to ZixIt's Quarterly Report on Form 10-Q for
                             the quarterly period ended September 30, 1999, and
                             incorporated herein by reference.
         10.5*            -- ZixIt's 1999 Directors' Stock Option Plan (Amended and
                             Restated as of January 1, 2000).
         10.6             -- 1996 Employee Stock Purchase Plan of ZixIt. Filed under
                             Annex II in ZixIt's Proxy Statement for the Annual
                             Meeting of Stockholders held April 25, 1996, and
                             incorporated herein by reference.

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.7             -- Stock Option Agreement, effective as of April 29, 1998, between David P. Cook and ZixIt Corporation. Filed under
                             exhibit number 10.1 to ZixIt's Quarterly Report on Form
                             10-Q for the quarterly period ended June 30, 1998, and
                             incorporated herein by reference.
         10.8*            -- Amendment No. 1 to Stock Option Agreement, dated February
                             18, 2000, between David P. Cook and ZixIt Corporation.
         10.9             -- Employment Agreement, effective as of April 29, 1998,
                             between David P. Cook and ZixIt Corporation. Filed under
                             exhibit number 10.2 to ZixIt's Quarterly Report on Form
                             10-Q for the quarterly period ended June 30, 1998, and
                             incorporated herein by reference.
         10.10            -- Amendment to Employment Agreement, dated March 22, 1999, between David P. Cook and ZixIt Corporation. Filed under
                             exhibit number 10.3 to ZixIt's Quarterly Report on Form
                             10-Q for the quarterly period ended June 30, 1999, and
                             incorporated herein by reference.
         10.11            -- Severance Agreement, dated November 4, 1996, between
                             Amtech Corporation and Steve M. York. Filed under exhibit
                             number 10.28 to ZixIt's Annual Report on Form 10-K for
                             the year ended December 31, 1996, and incorporated herein
                             by reference.
         10.12            -- Severance Agreement, dated November 4, 1996, between
                             Amtech Corporation and Ronald A. Woessner. Filed under
                             exhibit number 10.12 to ZixIt's Annual Report on Form
                             10-K for the year ended December 31, 1998, and
                             incorporated herein by reference.
         10.13            -- Sublease Agreement, dated February 12, 1999, between
                             Fidelity Corporate Real Estate, L.L.C. and ZixIt
                             Operating Corporation. Filed under exhibit number 10.13
                             to ZixIt's Annual Report on Form 10-K for the year ended
                             December 31, 1998, and incorporated herein by reference.
         10.14            -- Purchase and Sale Agreement, dated October 1, 1999, among
                             ZixIt Corporation, Anacom Communications, Inc. (Delaware
                             corporation), Anacom Communications, Inc. (Texas
                             corporation), Warren E. Rosenfeld and George A. DeCourcy
                             (including exhibits A and C, but excluding exhibit B and
                             the schedules). Filed under exhibit number 2.1 to ZixIt's
                             Current Report on Form 8-K, dated October 13, 1999, and
                             incorporated herein by reference. The Registrant agrees
                             to furnish supplementally to the Commission upon request
                             a copy of any of the schedules and exhibits referred to
                             but not included in the Purchase and Sale Agreement filed
                             with the Commission.
         10.15            -- Registration Rights Agreement, effective as of February
                             2, 1999, by and between ZixIt Corporation and Lante
                             Corporation. Filed under exhibit number 10.1 to ZixIt's
                             Annual Report on Form 10-K/A for the year ended December
                             31, 1998, and incorporated herein by reference.
         10.16*           -- Amended and Restated ZixIt Corporation Stock Option
                             Agreement, dated November 24, 1999, between ZixIt and
                             Lante Corporation (Delaware corporation).
         10.17*           -- Registration Rights Agreement, dated November 24, 1999, between ZixIt and Lante Corporation (Delaware
                             corporation) relating to exhibit number 10.16 filed
                             herewith.
         10.18*           -- Lante Corporation Stock Option Agreement, dated November
                             24, 1999, between Lante Corporation (Delaware
                             corporation) and ZixIt.

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.19*           -- Registration Rights Agreement, dated November 24, 1999, between Lante Corporation (Delaware corporation) and
                             ZixIt relating to exhibit number 10.18 filed herewith.
         21.1*            -- Subsidiaries of ZixIt.
         23.1*            -- Consent of Independent Auditors.
         24.1             -- Power of Attorney (included on page 21 of this Annual
                             Report on Form 10-K).
         27.1*            -- Financial Data Schedule.
         99.1             -- Press Release issued by the Registrant on October 1,
                             1999, relating to the Purchase and Sale Agreement, dated
                             October 1, 1999, among ZixIt Corporation, Anacom
                             Communications, Inc. (Delaware corporation), Anacom
                             Communications, Inc. (Texas corporation), Warren E.
                             Rosenfeld and George A. DeCourcy. Filed under exhibit
                             number 99.1 to ZixIt's Current Report on Form 8-K, dated
                             October 13, 1999, and incorporated herein by reference.

---------------

 *  Filed herewith

(b) REPORTS ON FORM 8-K

     The Registrant filed Form 8-K on October 13, 1999 to report the October 1, 1999 purchase of all of the outstanding shares of Anacom Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 24, 2000.

                                            ZIXIT CORPORATION

                                            By:      /s/ STEVE M. YORK
                                              ----------------------------------
                                                        Steve M. York
                                                    Senior Vice President,
                                                 Chief Financial Officer and
                                                           Treasurer

                               POWER OF ATTORNEY

     We, the undersigned directors and officers of ZixIt Corporation (the "Company"), do hereby severally constitute and appoint David P. Cook and Steve
M. York, and each or either of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to ZixIt's Annual Report on Form 10-K for the year ended December 31, 1999, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the SEC, granting unto said attorneys and agents, and each or either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ DAVID P. COOK                    Chairman, President, Chief       March 24, 2000
-----------------------------------------------------  Executive Officer and Director
                   (David P. Cook)                     (Principal Executive Officer)

                  /s/ STEVE M. YORK                    Senior Vice President, Chief     March 24, 2000
-----------------------------------------------------  Financial Officer and Treasurer
                   (Steve M. York)                     (Principal Financial and
                                                       Accounting Officer)

                /s/ MICHAEL E. KEANE                   Director                         March 24, 2000
-----------------------------------------------------
                 (Michael E. Keane)

                /s/ JAMES S. MARSTON                   Director                         March 24, 2000
-----------------------------------------------------
                 (James S. Marston)

                 /s/ JACK L. MARTIN                    Director                         March 24, 2000
-----------------------------------------------------
                  (Jack L. Martin)

             /s/ ANTONIO R. SANCHEZ, JR.               Director                         March 24, 2000
-----------------------------------------------------
              (Antonio R. Sanchez, Jr.)

              /s/ DR. BEN G. STREETMAN                 Director                         March 24, 2000
-----------------------------------------------------
               (Dr. Ben G. Streetman)

                  /s/ MARK A. TEBBE                    Director                         March 24, 2000
-----------------------------------------------------
                   (Mark A. Tebbe)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets at December 31, 1999 and 1998...  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998
  and 1997..................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
ZIXIT CORPORATION

     We have audited the accompanying consolidated balance sheets of ZixIt Corporation, formerly CustomTracks Corporation, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZixIt Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Dallas, Texas
February 29, 2000, except for the third paragraph of Note 10, as to which the date is March 23, 2000

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................  $  6,598,000   $ 54,292,000
  Marketable securities.....................................    33,186,000     26,929,000
  Due from sale of discontinued operations..................       581,000      5,304,000
  Other current assets......................................     3,030,000        215,000
                                                              ------------   ------------
          Total current assets..............................    43,395,000     86,740,000
Property and equipment, net.................................    21,006,000        158,000
Goodwill, net...............................................     2,122,000             --
                                                              ------------   ------------
                                                              $ 66,523,000   $ 86,898,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $  2,481,000   $  1,574,000
  Liabilities related to discontinued operations............     1,148,000      3,875,000
                                                              ------------   ------------
          Total current liabilities.........................     3,629,000      5,449,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1 par value, 10,000,000 shares
     authorized; none outstanding...........................            --             --
  Common stock, $0.01 par value, 175,000,000 shares
     authorized; 17,629,929 issued, 15,338,029 outstanding
     in 1999 and 17,384,437 issued, 15,092,537 outstanding
     in 1998................................................       176,000        174,000
  Additional capital........................................   104,244,000     88,449,000
  Treasury stock, at cost; 2,291,900 shares.................   (11,314,000)   (11,314,000)
  Retained earnings (accumulated deficit) (net of deficit
     accumulated during the development stage of $34,352,000
     in 1999)...............................................   (30,212,000)     4,140,000
                                                              ------------   ------------
          Total stockholders' equity........................    62,894,000     81,449,000
                                                              ------------   ------------
                                                              $ 66,523,000   $ 86,898,000
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1999          1998           1997
                                                      ------------   -----------   ------------
Revenues............................................  $     99,000   $        --   $         --
Research and development expenses...................   (23,548,000)           --             --
Operating costs and general corporate expenses......   (16,696,000)   (4,022,000)    (2,931,000)
Investment income, net..............................     3,533,000     1,956,000      1,068,000
                                                      ------------   -----------   ------------
Loss from continuing operations before income
  taxes.............................................   (36,612,000)   (2,066,000)    (1,863,000)
Income taxes........................................       807,000       576,000         (8,000)
                                                      ------------   -----------   ------------
  Loss from continuing operations...................   (35,805,000)   (1,490,000)    (1,871,000)
Discontinued operations:
  Income (loss) from discontinued operations, net of
     income taxes...................................            --     6,105,000    (12,089,000)
  Gain (loss) on sale of discontinued operations,
     net of income taxes............................     1,453,000    21,651,000     (3,657,000)
                                                      ------------   -----------   ------------
                                                         1,453,000    27,756,000    (15,746,000)
                                                      ------------   -----------   ------------
Net income (loss)...................................  $(34,352,000)  $26,266,000   $(17,617,000)
                                                      ============   ===========   ============
Basic and diluted earnings (loss) per common share:
  Continuing operations.............................  $      (2.35)  $     (0.09)  $      (0.12)
  Discontinued operations...........................          0.10          1.75          (1.05)
                                                      ------------   -----------   ------------
  Net income (loss).................................  $      (2.25)  $      1.66   $      (1.17)
                                                      ============   ===========   ============
Weighted average shares outstanding.................    15,244,291    15,835,654     15,080,669
                                                      ============   ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      RETAINED
                                  COMMON STOCK                                        EARNINGS         TOTAL
                              ---------------------    ADDITIONAL      TREASURY     (ACCUMULATED   STOCKHOLDERS'
                                SHARES      AMOUNT      CAPITAL         STOCK         DEFICIT)        EQUITY
                              ----------   --------   ------------   ------------   ------------   -------------
Balance, December 31,
  1996......................  14,802,663   $148,000   $ 76,510,000   $   (393,000)  $ (4,509,000)  $ 71,756,000
  Stock option
    compensation............      10,000         --         92,000             --             --         92,000
  Sale of common stock, net
    of expenses.............   2,211,900     22,000      9,945,000             --             --      9,967,000
  Other.....................          --         --       (502,000)            --             --       (502,000)
  Net loss..................          --         --             --             --    (17,617,000)   (17,617,000)
                              ----------   --------   ------------   ------------   ------------   ------------
Balance, December 31,
  1997......................  17,024,563    170,000     86,045,000       (393,000)   (22,126,000)    63,696,000
  Exercise of stock options
    for cash................     227,928      2,000      1,504,000             --             --      1,506,000
  Tax benefit from exercise
    of stock options........          --         --        196,000             --             --        196,000
  Stock option
    compensation............     131,946      2,000        715,000             --             --        717,000
  Treasury stock received in
    sale of business
    (2,211,900 shares)......          --         --             --    (10,921,000)            --    (10,921,000)
  Other.....................          --         --        (11,000)            --             --        (11,000)
  Net income................          --         --             --             --     26,266,000     26,266,000
                              ----------   --------   ------------   ------------   ------------   ------------
Balance, December 31,
  1998......................  17,384,437    174,000     88,449,000    (11,314,000)     4,140,000     81,449,000
  Exercise of stock options
    for cash................     245,492      2,000      1,619,000             --             --      1,621,000
  Stock option
    compensation............          --         --     13,250,000             --             --     13,250,000
  Stock issuable from
    purchase of Anacom
    Communications..........          --         --        937,000             --             --        937,000
  Other.....................          --         --        (11,000)            --             --        (11,000)
  Net loss..................          --         --             --             --    (34,352,000)   (34,352,000)
                              ----------   --------   ------------   ------------   ------------   ------------
Balance, December 31,
  1999......................  17,629,929   $176,000   $104,244,000   $(11,314,000)  $(30,212,000)  $ 62,894,000
                              ==========   ========   ============   ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999            1998          1997
                                                     -------------   ------------   -----------
Cash flows from operating activities:
  Loss from continuing operations..................  $ (35,805,000)  $ (1,490,000)  $(1,871,000)
  Adjustments to reconcile loss from continuing
     operations to net cash provided (used) by
     operating activities:
     Depreciation and amortization.................      3,476,000         13,000        20,000
     Deferred income taxes.........................             --             --       380,000
     Stock-based compensation, net.................     12,315,000        404,000            --
     Changes in assets and liabilities, excluding
       divestiture of businesses:
       Other current assets........................       (943,000)      (208,000)       80,000
       Accounts payable and accrued expenses.......        126,000      1,351,000      (227,000)
                                                     -------------   ------------   -----------
     Net cash provided (used) by continuing
       operations..................................    (20,831,000)        70,000    (1,618,000)
     Net cash provided (used) by discontinued
       operations..................................     (1,855,000)     6,286,000    (4,339,000)
                                                     -------------   ------------   -----------
       Net cash provided (used) by operating
          activities...............................    (22,686,000)     6,356,000    (5,957,000)
Cash flows from investing activities:
  Purchases of property and equipment..............    (23,165,000)      (110,000)      (68,000)
  Purchases of marketable securities...............   (119,150,000)   (36,867,000)   (4,916,000)
  Sales and maturities of marketable securities....    112,893,000     10,948,000    15,758,000
  Purchase of Anacom Communications................     (2,500,000)            --            --
  Investing activities of discontinued operations:
     Proceeds from sales of businesses, net of cash
       sold........................................      5,304,000     62,503,000     1,225,000
     Purchase of Cardkey Systems...................             --             --    (1,868,000)
     Purchases of property and equipment, net and
       other.......................................             --     (2,616,000)   (3,780,000)
                                                     -------------   ------------   -----------
       Net cash provided (used) by investing
          activities...............................    (26,618,000)    33,858,000     6,351,000
Cash flows from financing activities:
  Proceeds from exercise of stock options..........      1,621,000      1,506,000            --
  Proceeds from sale of common stock, net of
     expenses......................................             --             --     9,967,000
                                                     -------------   ------------   -----------
       Net cash provided by financing activities...      1,621,000      1,506,000     9,967,000
Effect of exchange rate changes on cash and cash
  equivalents......................................        (11,000)       (11,000)      106,000
                                                     -------------   ------------   -----------
Increase (decrease) in cash and cash equivalents...    (47,694,000)    41,709,000    10,467,000
Cash and cash equivalents, beginning of year.......     54,292,000     12,583,000     2,116,000
                                                     -------------   ------------   -----------
Cash and cash equivalents, end of year.............  $   6,598,000   $ 54,292,000   $12,583,000
                                                     =============   ============   ===========
Supplemental cash flow information:
  Income taxes paid (net of refunds)...............  $     486,000   $   (391,000)  $  (681,000)
  Interest paid....................................  $          --   $         --   $   405,000
  Treasury stock received in sale of business......  $          --   $ 10,921,000   $        --

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation -- The accompanying consolidated financial statements of ZixIt Corporation (formerly CustomTracks Corporation) include the accounts of the Company and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated.

     During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements. The results of the discontinued operations do not include any interest expense or allocation of corporate expenses.

     During 1999, the Company has been developing a digital signature and encryption technology and is planning a series of products that enhance privacy, security and convenience over the Internet. ZixMail(TM), which was commercially released in March 2000, is a secure document delivery, private email and message tracking service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. ZixCharge(TM), which has not been commercially released, is a shopping portal and payment authorization system that enables consumers to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants. Successful development of a development stage enterprise, particularly Internet related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of new products. A development stage enterprise involves risks and uncertainties and there are no assurances that the Company will be successful in its efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Cash investments and marketable securities -- Cash investments with maturities of three months or less when purchased are considered cash equivalents. Marketable securities, which are available-for-sale and have stated maturities on various dates through September 2001, are as follows:

                                                        1999          1998
                                                     -----------   -----------
U.S. corporate debt securities.....................  $15,913,000   $26,929,000
U.S. government agency securities..................   17,273,000            --
                                                     -----------   -----------
                                                     $33,186,000   $26,929,000
                                                     ===========   ===========

     Marketable securities are carried at amortized cost, which approximates fair market value. The Company purchases cash investments and marketable securities that are of high credit quality and limits the amount invested in any one institution.

     Property and equipment -- Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer equipment and software -- 3 years; leasehold improvements -- 5 year lease term; office equipment, furniture and fixtures -- 5 years.

     Goodwill -- Goodwill, which resulted from the October 1999 acquisition of Anacom Communications, Inc. (Note 4), is amortized using the straight-line method over two years. Accumulated amortization at December 31, 1999 was $307,000.

     Long-lived assets -- In accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews the original assumptions and rationale utilized in the establishment of the carrying value and estimated life of certain long-lived assets. The carrying value would be adjusted to fair value if facts and circumstances indicating an impairment were present.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Research and development costs -- Research and development costs incurred for the development and testing of new or significantly enhanced software products are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Pursuant to SFAS 86, costs are capitalized when technological feasibility of the product is established, which is achieved upon completion of a detailed program design or a working model. Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs. As of December 31, 1999, no amounts have been capitalized pursuant to SFAS 86.

     Stock-based employee compensation -- As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for employee stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     Earnings per share -- Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective in the fourth quarter of 1997 and requires two presentations of earnings per share -- "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

     The amounts presented for basic and diluted loss per share from continuing operations in the accompanying statements of operations have been computed by dividing loss from continuing operations by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, since a loss from continuing operations was reported for each period presented. See Note 4 for information regarding potentially dilutive common stock equivalents.

     Comprehensive income (loss) -- In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company has not had any transactions during 1999, 1998 or 1997 that are required to be reported in comprehensive income (loss).

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management reviews its estimates on an ongoing basis, including those related to discontinued operations and revises such estimates based upon currently available facts and circumstances.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the 1999 presentation.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant accounting policies related to the Company's discontinued operations were as follows:

     Inventories -- Inventories were stated at the lower of cost (first-in, first-out) or market.

     Intangible assets -- Intangible assets, primarily goodwill, were amortized using the straight-line method over seven to fifteen years.

     Revenue recognition -- Generally, sales were recorded when products were shipped or services were rendered. Sales under long-term contracts were recorded as costs were incurred and included estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). In the period in which it was determined it was probable that a loss would result from the performance of a contract, the entire amount of the estimated ultimate loss was charged against income. In late 1997, the Company recorded a pre-tax contract loss provision of $5,700,000 related to the Transportation Systems Group's multi-year contract with a state agency to design, install and maintain an electronic toll collection system.

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

     Cotag International

     In July 1998, the Company sold the net assets of Cotag International ("Cotag") to Metric Gruppen AB ("Metric") of Solna, Sweden, effective as of June 30, 1998, resulting in a pre-tax loss of $2,372,000, including a $2,800,000 write-off of intangible assets. The Company received sales proceeds of $3,050,000 during 1998 and $1,552,000 in February 1999. Included in Metric's purchase was the brand name and intellectual property underlying Cotag's hands-free proximity technology, Cotag's manufacturing facility in Cambridge, England, and the ongoing business of the unit. Subsequently, $581,000 of contingent sales proceeds were earned and recorded in 1999 based upon Cotag's 1999 revenue levels.

     Cardkey Systems

     In November 1998, the Company sold Cardkey Systems and related entities to Johnson Controls, Inc., effective as of November 29, 1998, realizing cash proceeds of $44,715,000, including $3,752,000 received in January 1999. The sale resulted in a pre-tax gain of $23,550,000 and included all of the operations and net assets of the business.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Interactive Data Group

     The Company withdrew from the wireless LAN terminal market and sold its Interactive Data Group in late 1997 for $1,225,000 in cash, resulting in a pre-tax loss of $3,725,000.

     The gain or loss on the sale of discontinued operations is summarized as follows:

                                                    1999         1998          1997
                                                 ----------   -----------   -----------
Gain (loss) on sale before income taxes........  $1,453,000   $22,317,000   $(3,725,000)
Income taxes...................................          --      (666,000)       68,000
                                                 ----------   -----------   -----------
Gain (loss) on sale of discontinued
  operations...................................  $1,453,000   $21,651,000   $(3,657,000)
                                                 ==========   ===========   ===========

     The 1999 gain on sale of discontinued operations totalling $1,453,000 represents $581,000 of contingent sales proceeds earned based upon Cotag's 1999 revenue levels and the reduction of estimated future costs for various indemnification issues associated with the disposal of these businesses.

     Summary operating results of the discontinued operations are as follows:

                                                       1998           1997
                                                    -----------   ------------
Revenues..........................................  $87,224,000   $117,706,000
Costs and expenses................................   80,396,000    126,848,000
                                                    -----------   ------------
Income (loss) before income taxes.................    6,828,000     (9,142,000)
Income taxes......................................     (723,000)    (2,947,000)
                                                    -----------   ------------
Income (loss) from discontinued operations........  $ 6,105,000   $(12,089,000)
                                                    ===========   ============

     Liabilities related to discontinued operations of $1,148,000 and $3,875,000 at December 31, 1999 and 1998, respectively, consist of estimated future costs for various indemnification issues associated with the disposal of these businesses and, in 1998, accrued compensation paid to certain employees of the discontinued businesses.

3. PROPERTY AND EQUIPMENT

                                                          1999         1998
                                                       -----------   --------
Computer equipment and software......................  $19,631,000   $ 83,000
Leasehold improvements...............................    3,923,000         --
Office equipment, furniture and fixtures.............      635,000     88,000
                                                       -----------   --------
                                                        24,189,000    171,000
Less accumulated depreciation and amortization.......   (3,183,000)   (13,000)
                                                       -----------   --------
                                                       $21,006,000   $158,000
                                                       ===========   ========

     The Company's continuing operations include depreciation and amortization expense related to property and equipment of $3,169,000 in 1999, $13,000 in 1998 and $20,000 in 1997.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. STOCKHOLDERS' EQUITY

     Purchase of Anacom Communications

     In October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc. ("Anacom"), a privately-held provider of Internet transaction processing and real-time credit processing services to Internet merchants. Consideration consists of a cash payment of $2,500,000, primarily recorded as goodwill, and common stock, valued at a minimum of $7,500,000, to be delivered in two annual installments beginning October 2000, assuming continued employment by the former owners. The minimum value of the common stock issuable pursuant to the purchase agreement of $7,500,000 is treated as compensation for financial accounting purposes and is being charged to operating costs and general corporate expenses over two years ($937,000 in 1999) with a corresponding increase in additional capital. Financial accounting rules require the minimum number of common shares issuable be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their intrinsic value in excess of $7,500,000. Accordingly, if the price of the Company's common stock exceeds $39.48 on the dates the stock is delivered, causing the value of the delivered shares to exceed $7,500,000, the Company's results of operations in 2000 and 2001 could be materially adversely impacted; however, there would be no impact on the Company's cash flows or total stockholders' equity. The number of shares to be delivered, set at a minimum of 190,000 shares, may be increased should the market value of the common stock be less than $39.48 at the time of delivery. However, if additional consideration is required, the Company may elect to pay cash rather than issue additional shares of common stock. The historical results of operations of Anacom were not significant compared to the Company's results of operations.

     Sale and Reacquisition of Stock

     In November 1997, UNOVA purchased 2,211,900 shares of the Company's common stock for $10,000,000 in a private placement transaction. As partial consideration for the sale of the Company's Transportation Systems Group to UNOVA in June 1998 (Note 2), these shares were returned to the Company.

     Employee and Director Stock Options

     The Company has non-qualified stock options outstanding to employees and directors under various stockholder approved stock option plans. Options granted under these plans are generally not less than the fair market value at the date of grant, and subject to termination of employment generally expire ten years from the date of grant. Employee options are generally exercisable in annual installments over three to five years or are exercisable at rates of 45% in three years and the remaining 55% in five and one-half years, unless accelerated due to the Company's common stock trading at appreciated price targets. Grants to directors are exercisable immediately or within six months from the date of the grant. In 1999, 1998 and 1997, 15,000, 58,000 and 5,000 shares of restricted stock, respectively, were issued pursuant to the plans. At December 31, 1999, 1,021,824 shares of common stock were available for future grants under the Company's stock option plans.

     In January 1999, certain outside directors were granted options on 151,000 shares of common stock under a plan that was approved by the Company's stockholders in September 1999. The Company recognized a non-cash compensation expense of $3,335,000, which is included in operating costs and general corporate expenses, based on the excess of the fair market value of the Company's common stock on the date of plan approval, which was $32.75, over the exercise price of the options of $10.65, which was 120% of the fair market value of the Company's common stock on the date of grant.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In February 1998, the Company replaced its chairman, president and chief executive officer. The provisions of the former executive's severance agreement and various stock options resulted in a charge to income in 1998 of approximately $1,000,000, including a cash payment of approximately $650,000, which is included in operating costs and general corporate expenses. The Company and Mr. David P. Cook, who subsequently became chairman, president and chief executive officer, entered into an employment arrangement providing for a three year term, beginning April 29, 1998. Mr. Cook receives no salary; however, as consideration for entering into the employment arrangement, Mr. Cook received an option to acquire 4,254,627 shares of the Company's common stock. The option exercise price is $7.00 per share, which was twice the closing price of the Company's common stock on April 28, 1998. The options have a five year term, vest quarterly over two years, and are subject to accelerated vesting upon the occurrence of specified events. In the year options are exercised, taxable compensation realized by Mr. Cook in excess of $1,000,000 is not deductible by the Company for federal income tax purposes.

     The following is a summary of stock option transactions for 1999, 1998 and 1997:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding at December 31, 1996............................  1,409,521       $ 7.53
  Granted at market price...................................    515,767       $ 4.48
  Cancelled.................................................   (276,594)      $ 7.09
  Exercised.................................................     (5,000)      $ 5.75
                                                              ---------
Outstanding at December 31, 1997............................  1,643,694       $ 6.65
  Granted at market price...................................    178,625       $ 4.50
  Granted at prices exceeding market........................  4,334,627       $ 7.01
  Cancelled.................................................   (847,875)      $ 6.46
  Exercised.................................................   (301,874)      $ 4.66
                                                              ---------
Outstanding at December 31, 1998............................  5,007,197       $ 6.98
  Granted at market price...................................    400,000       $20.79
  Granted at prices less than market........................    175,924       $13.26
  Cancelled.................................................     (9,753)      $ 6.05
  Exercised.................................................   (230,492)      $ 7.51
                                                              ---------
Outstanding at December 31, 1999............................  5,342,876       $ 8.20
                                                              =========

     Summarized information about stock options outstanding at December 31, 1999 is as follows:

                             OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
------------------------------------------------------------------------------   ----------------------------
                                                 WEIGHTED
                                                 AVERAGE           WEIGHTED                       WEIGHTED
RANGE OF                         NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES                OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------                -----------   ----------------   --------------   -----------   --------------
$ 3.56 - $10.75..............   5,085,876          4.1              $ 7.12        3,786,572        $ 7.10
$16.50 - $43.63..............     257,000          9.4              $29.58           10,000        $20.95
                                ---------                                        ----------
                                5,342,876                                         3,796,572
                                =========                                        ==========

     There were 1,559,106 and 602,652 exercisable options at December 31, 1998 and 1997, respectively.

     The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its stock options. Accordingly, the Company does not record compensation expenses for its employee stock option grants unless the market price exceeds the exercise price on the date of grant. Statement of Financial

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages adoption of a fair-value based method for valuing the cost of stock-based compensation; however, it allows companies to continue to use the intrinsic value method under APB 25 and disclose pro forma results and earnings per share in accordance with SFAS 123. Under SFAS 123, compensation cost is measured at the grant date based upon the value of the award and is recognized over the vesting period. As required, the pro forma disclosures include only options granted since January 1, 1995. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions to the option valuation models can materially affect their estimated fair value, in management's opinion, the existing valuation methods do not necessarily provide a reliable single measure of the fair value of its stock options. Had compensation cost for the Company's stock-based compensation been determined consistent with SFAS 123, the Company's net results and earnings per share would have been as follows:

                                                  1999          1998           1997
                                              ------------   -----------   ------------
Net income (loss):
  As reported...............................  $(34,352,000)  $26,266,000   $(17,617,000)
  Pro forma.................................  $(36,530,000)  $25,019,000   $(17,923,000)
Basic and diluted earnings (loss) per share:
  As reported...............................  $      (2.25)  $      1.66   $      (1.17)
  Pro forma.................................  $      (2.40)  $      1.58   $      (1.19)

     The Company used the Black-Scholes option pricing model to determine the fair value of grants made during 1999, 1998 and 1997. The following weighted average assumptions were applied in determining the pro forma compensation cost:

                                                         1999        1998        1997
                                                       ---------   ---------   ---------
Risk-free interest rate..............................      4.97%       5.59%       5.85%
Expected option life.................................  2.8 years   3.1 years   3.4 years
Expected stock price volatility......................        96%         52%         55%
Expected dividend yield..............................         --          --          --
Fair value of options:
  Granted at market price............................     $11.86       $1.45       $1.84
  Granted at prices exceeding market.................         --       $0.70          --
  Granted at prices less than market.................     $24.66          --          --

     Third Party Stock Options

     Lante Corporation

     The Company entered into an agreement in February 1999 with Lante Corporation ("Lante"), a third party Internet services company who develops technology-based solutions for electronic markets, to assist the Company in developing software for its new Internet related businesses. In exchange for the services provided by Lante, the Company paid discounted fees of $11,282,000 during 1999, included in research and development expenses, and initially issued options to purchase 500,000 shares of the Company's common stock to Lante at an exercise price of $7.62 per share, the closing price of the Company's common stock on the date of the agreement. Upon completion of Lante's engagement in November 1999, the terms of the original stock option were revised whereby Lante holds a fully vested option to acquire up to 166,666 shares of the Company's common stock at an exercise price of $7.62 per share ("Lante Option"). Pursuant to an agreement executed simultaneously with the Lante Option, the Company received a fully vested option to acquire up to 400,000 shares of Lante's common stock at $7.00 per share ("ZixIt Option"). However, the number of shares

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of common stock issuable upon the cashless exercise of either of the options will not exceed a number of shares having a fair market value, as determined in accordance with a formula, at the time of exercise of $12,000,000 in the aggregate. Both options expire in 2009 and have certain restrictions regarding the sale or transfer of the shares once exercised. The fair value of the Lante Option upon the completion of Lante's engagement was $8,787,000 using the Black-Scholes option valuation model, and has been included in research and development expenses. For financial accounting purposes, this non-cash charge represents the final valuation for the Lante Option and no further accounting treatment is required. The Company has valued the ZixIt Option on the date of grant at $1,872,000, using the Black-Scholes option valuation model, and has reduced its research and development expenses by such amount. The value of the ZixIt Option is included in other current assets.

     Other

     The Company has entered into agreements during 1999 with two additional service providers whereby the Company granted options to purchase up to 150,000 shares of the Company's common stock at a weighted average exercise price of $30.03. These options vest over a period of 36 to 42 months and have expiration dates ranging from five to eight years. On the dates of grant, these options had an estimated fair value aggregating $4,123,000 using the Black-Scholes option valuation model. Financial accounting rules require these options to be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. The Company's common stock price has increased since the dates of grant to $39.63 per share at December 31, 1999, thereby increasing the estimated fair value of these options to $4,617,000 as of December 31, 1999. The revalued amount for these options is being amortized over the respective vesting periods. Accordingly, the Company's results of operations for 1999 include a non-cash charge of $805,000 for amortization of the fair value of these options. The Company's future results of operations could be materially impacted by a change in valuation of these stock options as a result of future increases or decreases in the price of the Company's common stock. However, the required accounting treatment has no impact on the Company's cash flows or total stockholders' equity.

5.  INCOME TAXES

     Components of the income taxes related to continuing operations are as follows:

                                                        1999       1998       1997
                                                      --------   --------   ---------
Federal income tax (provision) benefit:
  Current...........................................  $807,000   $576,000   $ 372,000
  Deferred..........................................        --         --    (380,000)
                                                      --------   --------   ---------
                                                      $807,000   $576,000   $  (8,000)
                                                      ========   ========   =========

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

                                                       1999         1998       1997
                                                   ------------   --------   ---------
  Expected tax benefit at U.S. statutory rate....  $ 12,448,000   $702,000   $ 633,000
  Unbenefitted U.S. losses, net..................   (10,418,000)   (64,000)    (24,000)
  (Unbenefitted) benefitted tax credits..........    (1,819,000)     6,000    (237,000)
  Investment in subsidiary.......................        51,000    (68,000)         --
  Increase in valuation allowance, net...........            --         --    (380,000)
  Other..........................................       545,000         --          --
                                                   ------------   --------   ---------
                                                   $    807,000   $576,000   $  (8,000)
                                                   ============   ========   =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                        1999          1998
                                                    ------------   -----------
Deferred tax assets:
  Nondeductible reserves..........................  $    706,000   $   895,000
  U.S. net operating loss carryforwards...........     4,543,000        16,000
  Tax credit carryforwards........................     2,447,000       607,000
  Stock option compensation.......................     4,659,000       207,000
  Start-up costs..................................     2,571,000            --
  Amortization of intangibles.....................       528,000            --
  Other, net......................................        80,000            --
                                                    ------------   -----------
          Total deferred tax assets...............    15,534,000     1,725,000
Deferred tax liabilities:
  Investment in equity securities.................       117,000            --
                                                    ------------   -----------
Net deferred tax assets...........................    15,417,000     1,725,000
Less valuation allowance..........................   (15,417,000)   (1,725,000)
                                                    ------------   -----------
Net deferred taxes................................  $         --   $        --
                                                    ============   ===========

     The Company has fully reserved its deferred tax assets in 1999 and 1998 due to the uncertainty of future taxable income from the Company's new business initiatives. The Company has U.S. net operating loss carryforwards of $13,361,000 which expire in 2019. Tax credit carryforwards of $2,447,000 consist of research tax credits which are available through 2019 and alternative minimum tax credits which do not expire.

6. LEASE COMMITMENTS

     The Company's continuing operations includes office rental expenses of $505,000 in 1999 and $150,000 per year for 1998 and 1997. At December 31, 1999, future minimum lease payments under noncancelable operating leases are $646,000 annually through 2002, $561,000 for 2003 and $350,000 for 2004.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. RELATED PARTY TRANSACTIONS

     During 1999 the Company engaged Lante Corporation ("Lante") to assist the Company in the development of new Internet products. The Chairman and major stockholder of Lante has been a director of the Company since March 1999. See
Note 4.

     In 1999, the Company engaged Public Strategies, Inc. ("PSI"), an international strategic communications firm, to assist in the marketing of the Company's new Internet products. During 1999, the Company paid PSI $770,000 for services performed and related expenses. The Chairman of PSI has been a director of the Company since August 1998.

     In June 1998, the Company sold its Transportation Systems Group to UNOVA. At the time of the sale, UNOVA was a 13% stockholder of the Company and a member of UNOVA's senior management was on the Company's Board of Directors. See Note 2.

     In May 1998, the Company acquired Petabyte Corporation ("Petabyte"), a digital data distribution start-up enterprise founded by Mr. Cook, the Company's chairman, president and chief executive officer. In consideration of the sale of Petabyte, the Company paid Mr. Cook $200,000 and agreed to pay Mr. Cook four annual payments of $200,000 each. In March 1999, the Company returned to Mr. Cook title to a Petabyte patent covering certain digital data distribution concepts, while retaining a use license to the patent for a nominal one-time payment. As part of the return of the title, the Company's future payments to Mr. Cook, totaling $800,000 were eliminated.

8. EMPLOYEE BENEFIT PLANS

     The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees meeting minimum service requirements. Under the plan, contributions are voluntarily made by employees and the Company may provide matching contributions based on the employees' contributions. The Company's continuing operations includes $32,000 in 1999 and $16,000 per year in 1998 and 1997 for matching contributions to this plan.

     The Company has an employee stock purchase plan for substantially all employees that meet minimum service requirements. The plan provides for the purchase of up to 300,000 previously issued shares of the Company's common stock. The employee contributes 85% of the purchase price through payroll deduction with the difference paid by the Company. Since inception of the plan in 1996, a total of 155,431 shares have been purchased including 3,597, 50,789 and 85,152 shares purchased in 1999, 1998 and 1997, respectively.

9. LITIGATION

     On December 30, 1999, the Company and ZixCharge.com, Inc. ("ZixCharge"), a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192nd Judicial District Court of Dallas County, Texas. The suit alleges that Visa undertook a series of actions that interfered with the Company's business relationships and disparaged the Company, its products, its management and its stockholders. The suit alleges that Visa intentionally set out to destroy the Company's ability to market its ZixCharge shopping portal and payment authorization system, which competed against the MasterCard and Visa-owned Secure Electronic Transaction system. The suit seeks monetary damages and such other relief as the court deems appropriate.

     The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse affect on the Company's consolidated financial statements.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. SUBSEQUENT EVENTS

     In February 2000, following Lante's initial public offering, the Company fully exercised its option to acquire shares of Lante common stock pursuant to the ZixIt Option as discussed in Note 4. The Company and Lante are disputing the net number of Lante shares the Company is to receive from this cashless exercise and have initiated arbitration proceedings. Lante is disputing 128,532 of the 320,802 shares for which the Company believes it is entitled to. The closing price of Lante's common stock on the date of exercise was $57.00.

     In February 2000, Mr. David P. Cook, the Company's chairman, president and chief executive officer, reallocated options to acquire 254,627 shares of the Company's common stock to certain of the Company's employees, as allowed by Mr. Cook's option agreement with the Company. These options have a five year term, vest in February 2002 and have an exercise price of $9.50 per share. Non-cash compensation expense of $7,163,000 will be recognized over the two year vesting period, representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company's common stock on the date the options were reallocated and the option exercise price.

     On March 23, 2000, the Company announced that a group headed by H. Wayne Huizenga will invest between $20,000,000 and $44,000,000 in a private placement of the Company's common stock. In conjunction with the investment, H. Wayne Huizenga will become vice chairman of the Company's board of directors. Details of the transaction are still being finalized and will be subject to the approval of the Company's board of directors.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------

          3.1             -- Articles of Incorporation of ZixIt, together with all
                             amendments thereto. Filed under exhibit number 3.1 to
                             ZixIt's Annual Report on Form 10-K for the year ended
                             December 31, 1998, and incorporated herein by reference.
                             Articles of Amendment to Articles of Incorporation of
                             CustomTracks Corporation, dated September 14, 1999. Filed
                             under exhibit number 3.2 to ZixIt's Quarterly Report on
                             Form 10-Q for the quarterly period ended September 30,
                             1999, and incorporated herein by reference. Articles of
                             Amendment to Articles of Incorporation of CustomTracks
                             Corporation, dated October 12, 1999. Filed under exhibit
                             number 3.3 to ZixIt's Quarterly Report on Form 10-Q for
                             the quarterly period ended September 30, 1999, and
                             incorporated herein by reference.

          3.2             -- Restated Bylaws of ZixIt, dated August 31, 1998. Filed
                             under exhibit number 3.2 to ZixIt's Quarterly Report on
                             Form 10-Q for the quarterly period ended September 30,
                             1998, and incorporated herein by reference.

          4.1*            -- Specimen certificate for common stock of ZixIt.

         10.1             -- 1990 Stock Option Plan of ZixIt (Amended and Restated as
                             of September 1999). Filed under exhibit number 10.1 to
                             ZixIt's Quarterly Report on Form 10-Q for the quarterly
                             period ended September 30, 1999, and incorporated herein
                             by reference.

         10.2             -- 1992 Stock Option Plan of ZixIt (Amended and Restated as
                             of September 1999). Filed under exhibit number 10.2 to
                             ZixIt's Quarterly Report on Form 10-Q for the quarterly
                             period ended September 30, 1999, and incorporated herein
                             by reference.

         10.3             -- 401(k) Retirement Plan of ZixIt and related Adoption
                             Agreement. Filed under exhibit number 10.5 to ZixIt's
                             Annual Report on Form 10-K for the year ended December
                             31, 1996, and incorporated herein by reference.

         10.4             -- 1995 Long-Term Incentive Plan of ZixIt (Amended and
                             Restated as of September 1999). Filed under exhibit
                             number 10.3 to ZixIt's Quarterly Report on Form 10-Q for
                             the quarterly period ended September 30, 1999, and
                             incorporated herein by reference.

         10.5*            -- ZixIt's 1999 Directors' Stock Option Plan (Amended and
                             Restated as of January 1, 2000).

         10.6             -- 1996 Employee Stock Purchase Plan of ZixIt. Filed under
                             Annex II in ZixIt's Proxy Statement for the Annual
                             Meeting of Stockholders held April 25, 1996, and
                             incorporated herein by reference.

         10.7             -- Stock Option Agreement, effective as of April 29, 1998, between David P. Cook and ZixIt Corporation. Filed under
                             exhibit number 10.1 to ZixIt's Quarterly Report on Form
                             10-Q for the quarterly period ended June 30, 1998, and
                             incorporated herein by reference.

         10.8*            -- Amendment No. 1 to Stock Option Agreement, dated February
                             18, 2000, between David P. Cook and ZixIt Corporation.

         10.9             -- Employment Agreement, effective as of April 29, 1998,
                             between David P. Cook and ZixIt Corporation. Filed under
                             exhibit number 10.2 to ZixIt's Quarterly Report on Form
                             10-Q for the quarterly period ended June 30, 1998, and
                             incorporated herein by reference.

      10.10            -- Amendment to Employment Agreement, dated March 22, 1999, between David P. Cook and ZixIt Corporation. Filed under
                             exhibit number 10.3 to ZixIt's Quarterly Report on Form
                             10-Q for the quarterly period ended June 30, 1999, and
                             incorporated herein by reference.

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------

         10.11            -- Severance Agreement, dated November 4, 1996, between
                             Amtech Corporation and Steve M. York. Filed under exhibit
                             number 10.28 to ZixIt's Annual Report on Form 10-K for
                             the year ended December 31, 1996, and incorporated herein
                             by reference.

         10.12            -- Severance Agreement, dated November 4, 1996, between
                             Amtech Corporation and Ronald A. Woessner. Filed under
                             exhibit number 10.12 to ZixIt's Annual Report on Form
                             10-K for the year ended December 31, 1998, and
                             incorporated herein by reference.

         10.13            -- Sublease Agreement, dated February 12, 1999, between
                             Fidelity Corporate Real Estate, L.L.C. and ZixIt
                             Operating Corporation. Filed under exhibit number 10.13
                             to ZixIt's Annual Report on Form 10-K for the year ended
                             December 31, 1998, and incorporated herein by reference.

         10.14            -- Purchase and Sale Agreement, dated October 1, 1999, among
                             ZixIt Corporation, Anacom Communications, Inc. (Delaware
                             corporation), Anacom Communications, Inc. (Texas
                             corporation), Warren E. Rosenfeld and George A. DeCourcy
                             (including exhibits A and C, but excluding exhibit B and
                             the schedules). Filed under exhibit number 2.1 to ZixIt's
                             Current Report on Form 8-K, dated October 13, 1999, and
                             incorporated herein by reference. The Registrant agrees
                             to furnish supplementally to the Commission upon request
                             a copy of any of the schedules and exhibits referred to
                             but not included in the Purchase and Sale Agreement filed
                             with the Commission.

         10.15            -- Registration Rights Agreement, effective as of February
                             2, 1999, by and between ZixIt Corporation and Lante
                             Corporation. Filed under exhibit number 10.1 to ZixIt's
                             Annual Report on Form 10-K/A for the year ended December
                             31, 1998, and incorporated herein by reference.

         10.16*           -- Amended and Restated ZixIt Corporation Stock Option
                             Agreement, dated November 24, 1999, between ZixIt and
                             Lante Corporation (Delaware corporation).

         10.17*           -- Registration Rights Agreement, dated November 24, 1999, between ZixIt and Lante Corporation (Delaware
                             corporation) relating to exhibit number 10.16 filed
                             herewith.

         10.18*           -- Lante Corporation Stock Option Agreement, dated November
                             24, 1999, between Lante Corporation (Delaware
                             corporation) and ZixIt.

         10.19*           -- Registration Rights Agreement, dated November 24, 1999, between Lante Corporation (Delaware corporation) and
                             ZixIt relating to exhibit number 10.18 filed herewith.

         21.1*            -- Subsidiaries of ZixIt.

         23.1*            -- Consent of Independent Auditors.

         24.1             -- Power of Attorney (included on page 21 of this Annual
                             Report on Form 10-K).

         27.1*            -- Financial Data Schedule.

         99.1             -- Press Release issued by the Registrant on October 1,
                             1999, relating to the Purchase and Sale Agreement, dated
                             October 1, 1999, among ZixIt Corporation, Anacom
                             Communications, Inc. (Delaware corporation), Anacom
                             Communications, Inc. (Texas corporation), Warren E.
                             Rosenfeld and George A. DeCourcy. Filed under exhibit
                             number 99.1 to ZixIt's Current Report on Form 8-K, dated
                             October 13, 1999, and incorporated herein by reference.

---------------

 *  Filed herewith