Form 10-Q
period 2000-03-31
ZIXIT CORP
filed 2000-05-15
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                    YES X    NO
                                       -----    -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


          CLASS                                 OUTSTANDING AT MAY 3, 2000
--------------------------------------          ---------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                   16,553,363

                                      INDEX


PART I-FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                            Number
ITEM 1.  FINANCIAL STATEMENTS                                                                               ------
              Condensed Consolidated Balance Sheets at March 31, 2000
              and December 31, 1999                                                                            3

              Condensed Consolidated Statements of Operations for the
              three months ended March 31, 2000 and 1999 and for the
              cumulative period from January 1, 1999 through March 31, 2000                                    4

              Condensed Consolidated Statement of Stockholders' Equity and
              Comprehensive Net Loss for the three months ended March 31, 2000                                 5

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 and for the
              cumulative period from January 1, 1999 through March 31, 2000                                    6

              Notes to Condensed Consolidated Financial Statements                                             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                                       10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                           15


PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                     15

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                   (Unaudited)

                                                                          March 31, 2000  December 31, 1999
                                                                          --------------  -----------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                          $   16,133       $    6,598
         Marketable securities                                                  20,119           33,186
         Due from sale of discontinued operations                                   --              581
         Other current assets                                                    6,686            3,030
                                                                            ----------       ----------
                  Total current assets                                          42,938           43,395

Property and equipment, net                                                     20,645           21,006
Goodwill, net                                                                    1,816            2,122
                                                                            ----------       ----------
                                                                            $   65,399       $   66,523
                                                                            ==========       ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable and accrued expenses                              $    2,239       $    2,481
         Liabilities related to discontinued operations                          1,253            1,148
                                                                            ----------       ----------
                  Total current liabilities                                      3,492            3,629
Commitments and contingencies

Stockholders' equity:
         Preferred stock, $1 par value, 10,000,000 shares
            authorized; none outstanding                                            --               --
         Common stock, $.01 par value, 175,000,000 shares                          179              176
            authorized; 17,903,596 issued, 15,611,696
            outstanding in 2000 and 17,629,929 issued,
            15,338,029 outstanding in 1999
         Additional capital                                                    110,422          104,244
         Treasury stock, at cost                                               (11,314)         (11,314)
         Accumulated other comprehensive income                                  3,968               --
         Accumulated deficit (net of deficit accumulated during
            the development stage of $45,488 at March 31, 2000 and
            $34,352 at December 31, 1999)                                      (41,348)         (30,212)
                                                                            ----------       ----------
                  Total stockholders' equity                                    61,907           62,894
                                                                            ----------       ----------
                                                                            $   65,399       $   66,523
                                                                            ==========       ==========


                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)


                                                                                              Cumulative During
                                                                    Three Months              Development Stage
                                                                   Ended March 31           (From January 1,  1999
                                                           -----------------------------           Through
                                                              2000               1999          March 31, 2000)
                                                           ----------         ----------    ----------------------
Revenues                                                   $       96         $       --         $      195
Research and development expenses                              (2,211)            (2,731)           (25,759)
Operating costs and general corporate expenses                 (9,595)              (775)           (26,291)
Investment income                                                 574              1,061              4,107
                                                           ----------         ----------         ----------

Loss from continuing operations before income taxes           (11,136)            (2,445)           (47,748)
Income tax benefit                                                 --                 30                807
                                                           ----------         ----------         ----------

Loss from continuing operations                               (11,136)            (2,415)           (46,941)
Discontinued operations                                            --                 --              1,453
                                                           ----------         ----------         ----------
Net loss                                                   $  (11,136)        $   (2,415)        $  (45,488)
                                                           ==========         ==========         ==========

Basic and diluted loss per common share                    $    (0.72)        $    (0.16)
                                                           ==========         ==========

Weighted average shares outstanding                            15,436             15,124
                                                           ==========         ==========

                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE NET LOSS
                        (In thousands, except share data)

                                   (Unaudited)

                                                                                        Accumulated
                                                                                            other                       Total
                                         Common Stock         Additional    Treasury    comprehensive  Accumulated   stockholders'
                                      Shares       Amount      capital        stock         income       deficit        equity
                                    ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1999          17,629,929   $      176   $  104,244    $  (11,314)   $       --    $  (30,212)   $   62,894
  Exercise of stock options
    for cash                           273,667            3        1,908            --            --            --         1,911

  Stock option compensation                 --           --        1,753            --            --            --         1,753

  Stock issuable from purchase of
    Anacom Communications                   --           --        2,521            --                          --         2,521

  Other                                     --           --           (4)           --            --            --            (4)

  Comprehensive net loss:
    Net loss                                --           --           --            --            --       (11,136)      (11,136)
    Unrealized gain on
       marketable securities                --           --           --            --         3,968            --         3,968
                                                                                                                      ----------
    Comprehensive net loss                  --           --           --            --            --            --        (7,168)
                                    ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, March 31, 2000             17,903,596   $      179   $  110,422    $  (11,314)   $    3,968    $  (41,348)   $   61,907
                                    ==========   ==========   ==========    ==========    ==========    ==========    ==========

                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                                                                Cumulative During
                                                                                         Three Months           Development Stage
                                                                                        Ended March 31        (From January 1, 1999
                                                                                    -------------------------         Through
                                                                                      2000            1999        March 31, 2000)
                                                                                    ---------       --------- ---------------------
Cash flows from operating activities:
         Loss from continuing operations                                            $ (11,136)      $  (2,415)      $ (46,941)
         Adjustments to reconcile loss from continuing operations
            to net cash used by operating activities:
              Depreciation and amortization                                             2,222              15           5,698
              Stock-based compensation                                                  4,274             749          16,589
              Changes  in assets and  liabilities,  excluding  divestiture  of businesses:
                  Other current assets                                                    312             (27)           (631)
                  Current liabilities                                                    (242)            252            (116)
                                                                                    ---------       ---------       ---------
         Net cash used by continuing operations                                        (4,570)         (1,426)        (25,401)
         Net cash provided by discontinued operations                                     105           3,139          (1,750)
                                                                                    ---------       ---------       ---------
                  Net cash provided (used) by operating activities                     (4,465)          1,713         (27,151)

Cash flows from investing activities:
         Purchases of property and equipment, net                                      (1,555)           (970)        (24,720)
         Purchases of marketable securities                                            (2,933)        (47,587)       (122,083)
         Sales and maturities of  marketable securities                                16,000          19,984         128,893
         Purchase of Anacom Communications                                                 --              --          (2,500)
         Investing activities of discontinued operations                                  581              --           5,885
                                                                                    ---------       ---------       ---------
                  Net cash provided (used) by investing activities                     12,093         (28,573)        (14,525)

Cash flows from financing activities:
         Proceeds from exercise of stock options                                        1,911             417           3,532
                                                                                    ---------       ---------       ---------
                  Net cash provided by financing activities                             1,911             417           3,532

Effect of exchange rate changes on cash and cash equivalents                               (4)             (7)            (15)
                                                                                    ---------       ---------       ---------

Increase (decrease) in cash and cash equivalents                                        9,535         (26,450)        (38,159)

Cash and cash equivalents, beginning of period                                          6,598          54,292          54,292
                                                                                    ---------       ---------       ---------

Cash and cash equivalents, end of period                                            $  16,133       $  27,842       $  16,133
                                                                                    =========       =========       =========

                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1999 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1999 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature except the accounting for the equity securities as explained in Note 2. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

     Since January 1, 1999, the Company has been developing digital signature and encryption technology and is planning a series of products that enhance privacy, security and convenience over the Internet. To date, the Company has not earned any revenues from these products. ZixMail(TM), which was commercially released in March 2000, is a secure document delivery, private email and message tracking service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. ZixCharge(TM), which has not been commercially released, is a shopping portal and payment authorization system that enables consumers to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants.

     Successful development of a development stage enterprise, particularly Internet related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of new products. A development stage enterprise involves risks and uncertainties and there are no assurances that the Company will be successful in its efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The accompanying statements of operations and cash flows include cumulative totals of the Company's results during the development stage.

     The amount presented for basic and diluted loss per common share has been computed based upon the weighted average number of common shares outstanding for the period. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, since a net loss was reported for each period presented.

2.   STOCKHOLDERS' EQUITY

     Purchase of Anacom Communications

     In October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc., a privately-held provider of Internet transaction processing and real-time credit processing services to Internet merchants. Consideration consisted of a cash payment of $2,500,000, primarily recorded as goodwill, and common stock, valued at a minimum of $7,500,000, to be delivered in two annual installments beginning October 2000, assuming continued employment by the former owners. The minimum value of the common stock issuable pursuant to the purchase agreement of $7,500,000 is treated as compensation for financial accounting purposes and is being charged to operating costs and general corporate expenses over two years with a corresponding increase in additional capital. Financial accounting rules require the minimum number of common shares issuable be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their intrinsic value in excess of $7,500,000. The Company's common stock price has increased since the purchase date to $72.81 per share as of March 31, 2000. Accordingly, the Company's results of operations for the three months ended March 31, 2000 include a non-cash charge of $2,521,000 for amortization of the current market value of the minimum number of common shares issuable. The Company's results of operations for the remainder of 2000 and 2001 could be materially impacted as a result of future increases or decreases in the price of the Company's common stock; however, there would be no impact on the Company's cash flows or total stockholder's equity. The number of shares to be delivered, set at a minimum of 190,000 shares, may be increased should the market value of the common stock be less than $39.48 at the time of delivery. However, if additional consideration is required, the Company may elect to pay cash rather than issue additional shares of common stock.

     Third Party Stock Options

     The Company has agreements with three service providers whereby the Company granted options to purchase up to 200,000 shares of the Company's common stock at a weighted average exercise price of $38.78. These options vest over periods up to 42 months and have expiration dates ranging from four to eight years. On the dates of grant, these options had an estimated fair value aggregating $6,703,000 using the Black-Scholes option valuation model. Financial accounting rules require these options to be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. The Company's common stock price has increased since the dates of grant to $72.81 per share at March 31, 2000, thereby increasing the estimated fair value of these options to $11,479,000 as of March 31, 2000. The revalued amount for these options is being amortized over the respective vesting periods. Accordingly, the Company's results of operations for the three months ended March 31, 2000 include a non-cash charge of $1,288,000 for amortization of the fair value of these options. The Company's future results of operations could be materially impacted by a change in valuation of these stock options as a result of future increases or decreases in the price of the Company's common stock. However, the required accounting treatment has no impact on the Company's cash flows or total stockholders' equity.

     Reallocated Options to Employees and Director

     In 2000, David P. Cook, the Company's chairman, president and chief executive officer, reallocated options to acquire 404,627 shares of the Company's common stock to certain of the Company's employees and a director. These options have a five year term, vest from April 2001 to April 2003 and have exercise prices ranging from $9.38 to $13.75 per share as compared to Mr. Cook's exercise price of $7.00 per share. Non-cash compensation expense of $12,323,000 ($448,000 for the three months ended March 31, 2000) will be recognized over the vesting periods, representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company's common stock on the dates the options were reallocated and the option exercise prices.

     Lante Common Stock

     In November 1999, the Company received a fully vested option to acquire up to 400,000 shares of Lante Corporation's ("Lante") common stock at $7.00 per share in accordance with a certain cashless exercise formula. The option was valued at $1,872,000 on the date of grant, using the Black-Scholes option valuation model, and was included in other current assets at December 31, 1999. In 2000, the Company exercised its option to acquire shares of Lante common stock. The Company and Lante are disputing the net number of Lante shares the Company is to receive from this cashless exercise and have initiated arbitration proceedings. Lante is disputing 128,532 of the 320,802 shares that the Company believes it is entitled to receive. The fair market value of the Company's undisputed shares of Lante common stock at March 31, 2000 is $5,840,000 ($30.38 per share) and is included in other current assets. An unrealized gain on these shares of $3,968,000 is included in other comprehensive income as a component of stockholders' equity; however, there are certain restrictions regarding the sale or transfer of these shares. The closing price of Lante's common stock on May 3, 2000 was $23.94.

3.   LITIGATION

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

4.   SUBSEQUENT EVENT

     On May 1, 2000, the Company sold, in a private placement, certain newly issued equity securities to investors led by H. Wayne Huizenga. The Company is to receive a total of $44,000,000 in three equal installments on May 1, 2000, June 30, 2000 and September 1, 2000. The Company issued to the investor group 916,667 shares of its common stock valued at $48.00 per share, ten-year warrants to purchase 916,667 shares of the Company's common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company's common stock at $12.00 per share. The four-year warrants were reallocated from David P. Cook and will not be exercisable until May 1, 2001. Additionally, H. Wayne Huizenga has been appointed vice chairman of the Company's board of directors.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Historically, the Company operated in one industry segment, the provision of systems and solutions for the intelligent transportation, electronic security and other markets through the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The businesses comprising this industry segment were sold during 1998 and 1997 and have been classified as discontinued operations in the condensed consolidated financial statements.

     Since January 1999, the Company has been developing digital signature and encryption technology and is planning a series of products that enhance privacy, security and convenience over the Internet. To date, the Company has not earned any revenues from these products. ZixMail(TM), which was commercially released in March 2000, is a secure document delivery, private email and message tracking service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. ZixCharge(TM), which has not been commercially released, is a shopping portal and payment authorization system that enables consumers to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants. Additionally, in October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc. ("Anacom"), a provider of Internet transaction processing and real-time credit processing services to Internet merchants.

RESULTS OF OPERATIONS

     CONTINUING OPERATIONS

     Revenues

     Revenues in the first quarter of 2000 are attributable to Anacom. The Company is not currently charging for use of its ZixMail product, commercially released in March 2000. The Company has not yet determined when it will begin charging for the use of ZixMail. It is contemplated that it could begin charging as early as July 1, 2000, or as late as January 1, 2001.


     Research and development expenses

     Research and development expenses decreased from $2,731,000 in the first quarter of 1999 to $2,211,000 for the corresponding period in 2000. Expenses in 1999 include a non-cash charge of $746,000 for amortization of the fair value of stock options granted to Lante Corporation, a third party Internet services company that assisted the Company with its development efforts. In 2000, compensation costs increased and third party consulting costs decreased from the prior year resulting from the hiring of additional technical personnel to support the development of the Company's various Internet products.

     Operating costs and general corporate expenses

     Operating costs and general corporate expenses increased from $775,000 in the first quarter of 1999 to $9,595,000 for the same period in 2000. The increase is primarily due to expenses for marketing, advertising, expanded lease facilities, depreciation of property and equipment and personnel relating to establishing the Company's Internet related businesses. In addition, the first quarter of 2000 includes $4,274,000 of non-cash charges for stock-based compensation resulting from the issuance of certain equity securities. See Note 2 to the Condensed Consolidated Financial Statements for a discussion regarding the accounting for these equity securities and their potential impact on the Company's future operating results.

     Investment income

     Investment income decreased from $1,061,000 in the first quarter of 1999 to $574,000 for the same period in 2000 primarily due to the decrease in invested cash and marketable securities as a result of expenditures related to establishing the Company's new Internet related businesses.

     Income tax benefit

     The income tax benefit on the loss from continuing operations in 2000 and 1999 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company fully reserves its deferred tax assets due to the uncertainty of future taxable income from the Company's new business initiatives.

     Loss from continuing operations

     As a result of the foregoing, the Company experienced losses from continuing operations of $2,415,000 in 1999 and $11,136,000 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company's principal source of liquidity is its net working capital position of $39,446,000, including cash and marketable securities of $36,252,000. The Company plans to continue to invest its excess cash in short-term, high-grade U.S. corporate debt securities or U.S. government and agency securities. The Company's first quarter 2000 loss from continuing operations included significant non-cash expenses. Net cash used by continuing operations in the first quarter of 2000 was $4,570,000, primarily representing development and start-up costs relating to the Company's Internet related businesses. Additionally, in the first quarter of 2000, the Company invested $1,555,000 in property and equipment for computer equipment associated with its secure data center. The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities, particularly with regards to discretionary marketing and advertising costs; however, the Company expects additional investment in property and equipment for 2000 to be no more than $3,000,000.

     On May 1, 2000, the Company sold, in a private placement, certain newly issued equity securities to investors led by H. Wayne Huizenga. The Company is to receive a total of $44,000,000 in three equal installments on May 1, 2000, June 30, 2000 and September 1, 2000. The Company issued to the investor group 916,667 shares of its common stock valued at $48.00 per share, ten-year warrants to purchase 916,667 shares of the Company's common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company's common stock at $12.00 per share. The four-year warrants were reallocated from David P. Cook, the Company's chairman, president and chief executive officer and will not be exercisable until May 1, 2001.

     The Company believes its existing net working capital position along with funds provided by the Huizenga investors will be sufficient to meet near-term anticipated needs. The Company currently has no existing borrowings or credit facilities. Acquisitions, if any, would be financed by the most attractive alternative available, which could be cash or the issuance of debt or equity securities.

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

RISKS AND UNCERTAINTIES

     The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the following:

     LIMITED OPERATING HISTORY

     The Company has only a limited operating history in the Internet arena on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks and uncertainties encountered by other companies in the early stages of development. These risks and uncertainties are often worse for companies in new and rapidly evolving markets, particularly Internet-related businesses.

     PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE

     The ZixMail and ZixCharge products are targeted at the new and rapidly evolving market for secure Internet communications and e-commerce. Although the competitive environment in this market has yet to fully develop, the Company anticipates that it will be intensely competitive, subject to rapid change and significantly affected by new products and service introductions and other market activities of industry participants. The Company's success will depend on many factors, including, but not limited to, the following:

     o The Company must be able to successfully and timely develop its products. The commercial version of ZixMail was released in March 2000. ZixCharge has not been commercially released, however.

     o The Company must be able to achieve broad market acceptance for its products. There is currently no known Internet secure document delivery and private messaging system, such as ZixMail, that currently operates at the scale that the Company would require, at its current expenditure levels and proposed pricing, to become profitable from its ZixMail operations. To reach a larger ZixMail customer base than it can reach through its direct sales and marketing efforts, the Company is pursuing strategic or other similar collaborative relationships with third parties. There is no assurance that the Company will be successful in entering into these relationships, or that if entered into, they will significantly assist the Company in obtaining large numbers of ZixMail users. Moreover, in any event, there is no assurance that enough paying users of ZixMail will be ultimately obtained to enable the Company to operate profitably.

     o Since the commercial version of ZixCharge has not yet been released, there are currently no consumers or merchants using ZixCharge. The success of ZixCharge will depend on the Company's ability to obtain, as users, large numbers of consumers who desire to shop privately over the Internet and its ability to obtain large numbers of merchants that will permit them to do so using ZixCharge. To obtain access to large numbers of consumers, the Company is pursuing strategic or similar collaborative relationships with financial institutions or other companies that have existing business relationships with large numbers of people. There is no assurance that the Company will be successful in entering into these relationships, or that if entered into, they will significantly assist the Company in obtaining large numbers of ZixCharge users. Moreover, in any event, there is no assurance that the Company will be successful in obtaining a critical mass of consumers as ZixCharge users or obtaining a critical mass of merchants that will allow consumers to use ZixCharge. If the Company is unable to obtain the necessary critical mass, the Company may decide not to commercially introduce ZixCharge.

     REVENUES

     The Company currently has no significant revenues.

     COMPETITION AND TECHNOLOGICAL CHANGE

     The Company is a new entrant into the rapidly evolving secure Internet communications and e-commerce markets. The Company will be competing with larger companies that have access to greater capital, research and development, marketing, distribution and other resources than the Company. In addition, the Internet arena is characterized by extensive research efforts and rapid product development and technological change that could render the Company's products obsolete or noncompetitive. The Company's failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for those products and services could have a significant adverse effect on its business, financial condition and results of operations. The Company may decide, at any time, to delay, discontinue or not initiate the development and release of any one or more of its planned or contemplated products.

     SECURITY INTERRUPTIONS AND SECURITY BREACHES

     The Company's business depends on the uninterrupted operation of its secure data center. The Company must protect this center from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond its control. Any damage or failure that causes interruptions in the Company's secure data center operations could materially harm its business, financial condition, and results of operations.

     In addition, the Company's ability to issue digitally-signed certified time-stamps and public encryption codes in connection with its ZixMail service depends on the efficient operation of the Internet connections between customers and the Company's data center. The Company depends on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

     Furthermore, it is critical that the Company's facilities and infrastructure remain secure and the market perceive them to be secure. Despite the Company's security measures, its infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that the Company may have to use additional resources to address these problems. The Company's planned ZixCharge business will retain certain confidential customer information in its secure data center. Any physical or electronic break-ins or other security breaches or compromises of this information could expose the Company to significant liability, and customers could be reluctant to use its Internet-related products.

     KEY PERSONNEL

     The Company depends on the performance of its senior management team and other key employees, particularly highly skilled technical and sales and marketing personnel. The Company's success also depends on its ability to attract, retain and motivate these individuals. There is intense competition for these personnel, and the Company faces a tight employment market in general. There are no agreements with any of the Company's personnel that prevent them from leaving ZixIt at any time. In addition, the Company does not maintain key person life insurance for any of its personnel. The loss of the services of any of the Company's key employees or its failure to attract, retain and motivate key employees could harm its business.

     UNKNOWN DEFECTS OR ERRORS IN ZIXMAIL AND ZIXCHARGE

     ZixMail and ZixCharge could contain undetected defects or errors. Despite our testing, defects or errors may occur, which could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to the Company's reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could harm the Company's business.

     PUBLIC KEY CRYPTOGRAPHY TECHNOLOGY

     The Company's ZixMail product employs, and future products may employ, public key cryptography technology. With public key cryptography technology, a user has a public key and a private key, which are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of a user's private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of a user's private key is predicated on the assumption that it is difficult to mathematically derive a user's private key from the user's related public key. Should methods be developed that make it easier to derive a user's private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require the Company to make significant changes to its products, which could damage its reputation and otherwise hurt its business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This, or related, publicity could affect public perception of the security afforded by public key cryptography technology, which could harm the Company's business.

     GOVERNMENT REGULATION

     Exports of software products using encryption technology are generally restricted by the U.S. government. Although the Company has obtained U.S. government approval to export its ZixMail product to almost all countries in the world, the list of countries to which ZixMail cannot be exported could be revised in the future. Furthermore, some foreign countries impose restrictions on the use of software products using encryption technology, such as ZixMail. Failure to obtain the required governmental approvals would preclude the Company from selling ZixMail in international markets.

     LACK OF STANDARDS

     There is no assurance that ZixMail or ZixCharge will become a generally accepted standard or that they will be compatible with any standards that become generally accepted.

     INTELLECTUAL PROPERTY RIGHTS

     The Company may have to defend its intellectual property rights or defend against claims that the Company is infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive. Infringement claims could require the Company to develop non-infringing products or enter into royalty or licensing arrangements. Royalty or licensing arrangements, if required, may not be obtainable on terms acceptable to the Company. The Company's business could be significantly harmed if it is not able to develop or license the necessary technology. Furthermore, it is possible that others may independently develop substantially equivalent intellectual property, thus enabling them to effectively compete against the Company.

     SALES OF BUSINESSES

     The Company disposed of its remaining operating businesses in 1998 and 1997. In selling those businesses, the Company agreed to provide customary indemnification to the purchasers of those businesses for breaches of representations and warranties, covenants and other specified matters. Although the Company believes that it has adequately provided for future costs associated with these indemnification obligations, indemnifiable claims could exceed the Company's estimates.

     STOCK PRICE

     The market price of the Company's common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Also, the market prices of securities of other Internet-related companies have been highly volatile.

     OTHER UNANTICIPATED RISKS AND UNCERTAINTIES

     There are no assurances that the Company will be successful or that it will not encounter other, and even unanticipated, risks. The Company discusses other operating, financial or legal risks or uncertainties in its other periodic SEC filings. The Company is, of course, also subject to general economic risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended March 31, 2000, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1999 Annual Report to Shareholders on Form 10-K.


                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Note 4 to Condensed Consolidated Financial Statements regarding the Company's issuance of common stock and warrants to purchase additional shares of common stock to H. Wayne Huizenga and his affiliates and assigns (the "Investors"). The transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder because the shares of common stock and warrants were issued in a transaction not involving a public offering under Rule 506 of Regulation D. These securities were sold in a single transaction to the Investors who all qualify as "accredited investors" under Regulation D. All the terms and conditions of Rules 502 and 503 were satisfied.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits

               The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

                    DESCRIPTION OF EXHIBITS

                   3.1 Articles of Incorporation, together with all amendments thereto (filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1998, and incorporated herein by reference). Articles of Amendment to Articles of Incorporation, dated September 14, 1999 (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference). Articles of Amendment to Articles of Incorporation, dated October 12, 1999 (filed as
                          Exhibit 3.3 to the Company's Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference).

                  *3.2 Restated Bylaws of ZixIt Corporation, dated September 14, 1999.

                 *10.1 Amendment No. 2 to Stock Option Agreement, dated May 2, 2000, between David P. Cook and ZixIt Corporation.

                 *27.1     Financial Data Schedule.

          b. The Registrant filed Forms 8-K with the Securities and Exchange Commission on April 12, 2000 and May 3, 2000 to report the Common Stock and Warrant Purchase Agreement, dated April 11, 2000 with
               H. Wayne Huizenga and his affiliates and assigns and the May 1, 2000 closing of the transaction contemplated thereby, respectively.

*Filed herewith.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ZIXIT CORPORATION
                                     (Registrant)



Date: May 15, 2000                 By:        /s/Steve M. York
                                      --------------------------------------
                                                 Steve M. York
                                      Senior Vice President, Chief Financial
                                              Officer, and Treasurer
                                         (Principal Financial Officer and
                                            Duly Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
  3.1               Articles of Incorporation, together with all amendments
                    thereto (filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1998, and incorporated herein by reference). Articles of Amendment to Articles of
                    Incorporation, dated September 14, 1999 (filed as Exhibit
                    3.2 to the Company's Form 10-Q for the quarterly period
                    ended September 30, 1999, and incorporated herein by
                    reference). Articles of Amendment to Articles of
                    Incorporation, dated October 12, 1999 (filed as Exhibit 3.3 to the Company's Form 10-Q for the quarterly period ended
                    September 30, 1999, and incorporated herein by reference).

 *3.2               Restated Bylaws of ZixIt Corporation, dated September 14,
                    1999.

*10.1               Amendment No. 2 to Stock Option Agreement, dated May 2,
                    2000, between David P. Cook and ZixIt Corporation.

*27.1               Financial Data Schedule.


*Filed herewith.