Form 10-Q
period 2000-06-30
ZIXIT CORP
filed 2000-08-11
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM         TO
                                                 -------    -------
                         COMMISSION FILE NUMBER: 0-17995

                                ZIXIT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                             75-2216818
  (STATE OF INCORPORATION)                                 (I.R.S. EMPLOYER
                                                         IDENTIFICATION NUMBER)

                            2711 NORTH HASKELL AVENUE
                                SUITE 2850, LB 36
                            DALLAS, TEXAS 75204-2911
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (214) 515-7300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                    YES X  NO
                                       ---   ---
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

              CLASS                               OUTSTANDING AT JULY 31, 2000
--------------------------------------            -----------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                      16,569,363

                                      INDEX


PART I-FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                Number
ITEM 1.  FINANCIAL STATEMENTS                                                                   ------
              Condensed Consolidated Balance Sheets at June 30, 2000
              and December 31, 1999                                                                3

              Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999 and for the cumulative period from January 1, 1999 through
              June 30, 2000                                                                        4

              Condensed Consolidated Statement of Stockholders' Equity and
              Comprehensive Net Loss for the six months ended June 30, 2000                        5

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2000 and 1999 and for the
              cumulative period from January 1, 1999 through June 30, 2000                         6

              Notes to Condensed Consolidated Financial Statements                                 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                           10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               15


PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                         16

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                   (Unaudited)



                                                                     June 30, 2000   December 31, 1999
                                                                     -------------   -----------------
                                 ASSETS
Current assets:
         Cash and cash equivalents                                     $  29,205         $   6,598
         Marketable securities                                            23,238            33,186
         Due from sale of discontinued operations                             --               581
         Other current assets                                              7,291             3,030
                                                                       ---------         ---------
                  Total current assets                                    59,734            43,395

Property and equipment, net                                               21,866            21,006
Goodwill, net                                                              1,509             2,122
                                                                       ---------         ---------
                                                                       $  83,109         $  66,523
                                                                       =========         =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                         $   2,086         $   2,481
         Liabilities related to discontinued operations                    1,093             1,148
                                                                       ---------         ---------
                  Total current liabilities                                3,179             3,629

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $1 par value, 10,000,000 shares
            authorized; none outstanding                                      --                --
         Common stock, $.01 par value, 175,000,000 shares
            authorized; 18,846,263 issued, 16,554,363
            outstanding in 2000 and 17,629,929 issued,
            15,338,029 outstanding in 1999                                   188               176
         Additional capital                                              177,264           114,740
         Notes receivable for shares sold                                (16,270)               --
         Unearned stock-based compensation                               (21,192)          (10,496)
         Treasury stock, at cost                                         (11,314)          (11,314)
         Accumulated other comprehensive income                            2,058                --
         Accumulated deficit (net of deficit accumulated during
            the development stage of $54,944 at June 30, 2000 and
            $34,352 at December 31, 1999)                                (50,804)          (30,212)
                                                                       ---------         ---------
                  Total stockholders' equity                              79,930            62,894
                                                                       ---------         ---------
                                                                       $  83,109         $  66,523
                                                                       =========         =========

                            See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)

                                                                                                            Cumulative During
                                                             Three Months               Six Months          Development Stage
                                                            Ended June 30             Ended June 30       (From January 1, 1999
                                                        --------------------      --------------------           Through
                                                          2000         1999          2000        1999        June 30, 2000)
                                                        --------    --------      --------    --------    ---------------------
Revenues                                                $     92    $     --      $    188    $     --         $    287
Research and development expenses                         (2,205)    (11,334)       (4,416)    (14,065)         (27,964)
Operating costs and general corporate expenses            (8,287)     (2,500)      (17,882)     (3,275)         (34,578)
Investment income                                            636         976         1,210       2,037            4,743
                                                        --------    --------      --------    --------         --------

Loss from continuing operations before income taxes       (9,764)    (12,858)      (20,900)    (15,303)         (57,512)
Income tax benefit                                            --          90            --         120              807
                                                        --------    --------      --------    --------         --------

Loss from continuing operations                           (9,764)    (12,768)      (20,900)    (15,183)         (56,705)
Discontinued operations                                      308         398           308         398            1,761
                                                        --------    --------      --------    --------         --------

Net loss                                                $ (9,456)   $(12,370)     $(20,592)   $(14,785)        $(54,944)
                                                        ========    ========      ========    ========         ========


Basic and diluted earnings (loss) per common share:
   Continuing operations                                $  (0.60)   $  (0.84)     $  (1.32)   $  (1.00)
   Discontinued operations                                  0.02        0.03          0.02        0.03
                                                        --------    --------      --------    --------
   Net loss                                             $  (0.58)   $  (0.81)     $  (1.30)   $  (0.97)
                                                        ========    ========      ========    ========

Weighted average shares outstanding                       16,227      15,249        15,832      15,187
                                                        ========    ========      ========    ========


                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE NET LOSS
                        (In thousands, except share data)

                                   (Unaudited)

                                                                                                             Unearned
                                                                                            Notes             stock-
                                                                                         receivable           based
                                            Common Stock              Additional         for shares           compen-
                                        Shares        Amount            capital            sold               sation
                                      ----------     --------        ------------        ----------        ------------
Balance, December 31, 1999            17,629,929     $    176        $    114,740        $       --        $    (10,496)


  Stock issued in private
    placement, net of
    issuance costs                       916,667            9              43,795           (16,270)                 --


  Exercise of stock options
    for cash                             299,667            3               2,041                --                  --

  Unearned employee
    stock-based
    compensation                              --           --              12,323                --             (12,323)

  Unearned stock-
    based compensation
    for service providers                     --           --               3,118                --              (3,118)

  Stock issuable from
    purchase of Anacom
    Communications                            --           --               1,251                --              (1,251)


  Amortization of
    unearned stock-
    based compensation                        --           --                  --                --               5,996


  Other                                       --           --                  (4)               --                  --

  Comprehensive net loss:
    Net loss                                  --           --                  --                --                  --
    Unrealized gain on
       marketable securities                  --           --                  --                --                  --

    Comprehensive net loss                    --           --                  --                --                  --
                                      ----------     --------        ------------        ----------        ------------

Balance, June 30, 2000                18,846,263     $    188        $    177,264        $  (16,270)       $    (21,192)
                                      ==========     ========        ============        ==========        ============


                                             Accumulated
                                                other                                    Total
                              Treasury      comprehensive         Accumulated         stockholders'
                                stock          income               deficit              equity
                              --------      -------------         -----------         ------------
Balance, December 31, 1999    $(11,314)     $          --         $   (30,212)        $     62,894


  Stock issued in private
    placement, net of
    issuance costs                  --                 --                  --               27,534

  Exercise of stock options
    for cash                        --                 --                  --                2,044

  Unearned employee
    stock-based
    compensation                    --                 --                  --                   --

  Unearned stock-
    based compensation
    for service providers           --                 --                  --                   --

  Stock issuable from
    purchase of Anacom
    Communications                  --                 --                  --                   --

  Amortization of
    unearned stock-
    based compensation              --                 --                  --                5,996

  Other                             --                 --                  --                   (4)

  Comprehensive net loss:
    Net loss                        --                 --             (20,592)             (20,592)
    Unrealized gain on
       marketable securities        --              2,058                  --                2,058
                                                                                      ------------
    Comprehensive net loss          --                 --                  --              (18,534)
                              --------      -------------         -----------         ------------

Balance, June 30, 2000        $(11,314)     $       2,058         $   (50,804)        $     79,930
                              ========      =============         ===========         ============


                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)




                                                                                                                Cumulative During
                                                                                        Six Months              Development Stage
                                                                                       Ended June 30          (From January 1, 1999
                                                                                ---------------------------          Through
                                                                                     2000           1999         June 30, 2000)
                                                                                ------------   ------------   ---------------------
Cash flows from operating activities:
         Loss from continuing operations                                        $   (20,900)   $   (15,183)       $    (56,705)
         Adjustments to reconcile loss from continuing operations
            to net cash used by operating activities:
              Depreciation and amortization                                           4,627            351               8,103
              Stock-based compensation                                                5,996          8,137              18,311
              Changes in assets and liabilities, excluding divestiture
              of businesses:
                  Other current assets                                               (2,203)          (412)             (3,146)
                  Current liabilities                                                  (530)           212                (404)
                                                                                -----------    -----------       -------------
         Net cash used by continuing operations                                     (13,010)        (6,895)            (33,841)
         Net cash provided (used) by discontinued operations                            253         (2,017)             (1,602)
                                                                                -----------    -----------       -------------
                  Net cash used by operating activities                             (12,757)        (8,912)            (35,443)

Cash flows from investing activities:
         Purchases of property and equipment, net                                    (4,739)       (10,123)            (27,904)
         Purchases of marketable securities                                          (9,052)       (88,340)           (128,202)
         Sales and maturities of marketable securities                               19,000         64,610             131,893
         Purchase of Anacom Communications                                               --             --              (2,500)
         Investing activities of discontinued operations                                581          5,304               5,885
                                                                                -----------    -----------       -------------
                  Net cash provided (used) by investing activities                    5,790        (28,549)            (20,828)

Cash flows from financing activities:
         Proceeds from private placement of common stock, net of issuance
              costs                                                                  27,534             --              27,534
         Proceeds from exercise of stock options                                      2,044            950               3,665
                                                                                -----------    -----------       -------------
                  Net cash provided by financing activities                          29,578            950              31,199

Effect of exchange rate changes on cash and cash equivalents                             (4)           (11)                (15)
                                                                                -----------    -----------       -------------

Increase (decrease) in cash and cash equivalents                                     22,607        (36,522)            (25,087)

Cash and cash equivalents, beginning of period                                        6,598         54,292              54,292
                                                                                -----------    -----------       -------------

Cash and cash equivalents, end of period                                        $    29,205    $    17,770         $    29,205
                                                                                ===========    ===========       =============

                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1999 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1999 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

         Since January 1999, the Company has been developing a digital signature and encryption technology and is developing a series of products and services that enhance privacy, security and convenience over the Internet. To date, the Company has not earned any revenues from these products and services. ZixMail(TM), which was first commercially released in March 2000, is a user friendly, secure document delivery, private email and message tracking service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. The Company released an enhanced version of ZixMail in July 2000, which includes spell checking, hyperlink support and rich-text formatting features, and the ability to send secure messages to recipients that are not ZixMail users.

         Also in July 2000, the Company opened ZixIt's new Internet secure-messaging portal -- SecureDelivery.com(TM). The architecture of the SecureDelivery.com portal allows for interoperability between encryption formats and allows for the delivery of messages to recipients through secure (SSL) browsers, secure email and other modes of communication. Immediately available services include sending secure and authenticated messages from the SecureDelivery.com Web message form and delivering those messages to authenticated recipients over secure browser connections. Also, current ZixMail users can route messages to any email address through SecureDelivery.com, even though the recipient is not a ZixMail user. In the future, SecureDelivery.com is expected to enable users to also manage incoming secure messages from other sources, including Lotus(R) Notes(R), Microsoft(R) Outlook(R) and branded Web-based email compose forms, and in other encryption formats, such as S/MIME (X.509) and PGP(R). When completed, SecureDelivery.com will forward these incoming messages directly to the recipient, based on recipient selected encryption options.

         ZixCharge(TM), which has not been commercially released, is a shopping portal and payment authorization system designed to enable consumers to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants. See Note 3, "Litigation."

         Successful development of a development stage enterprise, particularly Internet related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of its new products and services. A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties." The accompanying statements of operations and cash flows include cumulative totals of the Company's results during the development stage.

         The amount presented for basic and diluted loss per common share has been computed based upon the weighted average number of common shares outstanding for the period. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, since a net loss was reported for each period presented.

2.       STOCKHOLDERS' EQUITY

           Private Placement of Equity Securities

              In May 2000, the Company sold, in a private placement, certain newly issued equity securities to an investor group led by H. Wayne Huizenga. The Company is to receive cash totalling $44,000,000 in three installments. The Company received $27,730,000 through June 30, 2000 and an additional $1,778,000 in July 2000, with the remaining proceeds of $14,492,000 due on September 1, 2000. Accordingly, at June 30, 2000, notes receivable for shares sold totalling $16,270,000 is reported in the accompanying financial statements as a reduction of stockholders' equity. In exchange, the Company issued to the investor group 916,667 shares of its common stock valued at $48.00 per share, ten-year warrants to purchase 916,667 shares of the Company's common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company's common stock at $12.00 per share. The four-year warrants were reallocated from options previously held by David P. Cook, the Company's chairman, president and chief executive officer, and are not exercisable until May 1, 2001. In May 2000, subsequent to the completion of the private placement, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the public resale of the shares of common stock and the shares underlying the warrants issued to the investor group.

           Purchase of Anacom Communications

              In October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc., a privately-held provider of real-time transaction processing services to Internet merchants. Consideration consisted of a cash payment of $2,500,000, primarily recorded as goodwill, and common stock, valued at a minimum of $7,500,000, to be delivered in two annual installments beginning October 2000, assuming continued employment by the former owners. The minimum value of the common stock issuable pursuant to the purchase agreement of $7,500,000 is treated as compensation for financial accounting purposes and is being charged to operating costs and general corporate expenses over two years with a corresponding increase in stockholders' equity. Financial accounting rules require the minimum number of common shares issuable be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their intrinsic value in excess of $7,500,000. Based on the Company's common stock price of $39.63 per share at December 31, 1999, $72.81 per share at March 31, 2000 and $46.06 per share at June 30, 2000, the intrinsic value of these shares on those dates was $7,529,000, $13,832,000 and $8,750,000, respectively. Accordingly, the Company's results of operations for the three months and six months ended June 30, 2000 include a non-cash credit of $177,000 and a non-cash charge of $2,344,000, respectively, for amortization of the market value of the minimum number of common shares issuable. Unearned stock-based compensation, not yet charged to income, is $5,469,000 based on the intrinsic value of these shares at June 30, 2000. The Company's results of operations for the remainder of 2000 and 2001 could be materially impacted as a result of future increases or decreases in the price of the Company's common stock; however, there would be no impact on the Company's cash flows or total stockholders' equity. The number of shares to be delivered, set at a minimum of 190,000 shares, may be increased should the market value of the common stock be less than $39.48 at the time of delivery. However, if additional consideration is required, the Company may elect to pay cash rather than issue additional shares of common stock.

           Third Party Stock Options

              The Company has agreements with three service providers whereby the Company granted options to purchase up to 200,000 shares of the Company's common stock at a weighted average exercise price of $38.78 per share. These options vest over periods of up to 42 months and have expiration dates ranging from four to eight years. On the dates of grant, these options had an estimated fair value aggregating $6,703,000 using the Black-Scholes option valuation model. Financial accounting rules require these options to be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. Based on the Company's common stock price of $39.63 per share at December 31, 1999, $72.81 per share at March 31, 2000 and $46.06 per share at June 30, 2000, the fair value of these options on those dates was $4,617,000, $11,479,000 and $7,031,000, respectively. Accordingly, the Company's results of operations for the three months and six months ended June 30, 2000 include non-cash charges of $64,000 and $1,352,000 respectively, for amortization of the fair value of these options over their respective service or vesting periods. Unearned stock-based compensation, not yet charged to income, is $4,873,000 based on the fair value of these options at June 30, 2000. The Company's future results of operations could be materially impacted by a change in valuation of these stock options as a result of future increases or decreases in the price of the Company's common stock; however, there would be no impact on the Company's cash flows or total stockholders' equity.

           Reallocated Options to Employees and Director

              In 2000, David P. Cook reallocated options to acquire 404,627 shares of the Company's common stock to certain of the Company's employees and a director. These reallocated options have a five year term, vest from April 2001 to April 2003 and have exercise prices ranging from $9.38 to $13.75 per share as compared to Mr. Cook's exercise price of $7.00 per share. Non-cash compensation expense of $12,323,000 will be recognized over the vesting periods ($1,630,000 and $2,078,000 for the three months and six months ended June 30, 2000, respectively), representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company's common stock on the dates the options were reallocated and the option exercise prices.

           Lante Common Stock

              In November 1999, the Company received a fully vested option to acquire up to 400,000 shares of Lante Corporation's ("Lante") common stock at $7.00 per share in accordance with a cashless exercise formula. The option was valued at $1,872,000 on the date of grant, using the Black-Scholes option valuation model, and was included in other current assets at December 31, 1999. In 2000, the Company exercised its option to acquire shares of Lante common stock. The Company and Lante are disputing the net number of Lante shares the Company is to receive from this cashless exercise and have initiated arbitration proceedings. Lante is disputing approximately 130,000 of the approximately 322,000 shares that the Company believes it is entitled to receive. The fair market value of the Company's undisputed shares of Lante common stock at June 30, 2000 is $3,930,000 ($20.44 per share) and is included in other current assets. An unrealized gain on these shares of $2,058,000 is included in other comprehensive income as a component of stockholders' equity. There are certain restrictions regarding the sale or transfer of these shares.

3.       LITIGATION

         On December 30, 1999, the Company and ZixCharge.com, Inc. ("ZixCharge"), a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192nd Judicial District Court of Dallas County, Texas. The suit alleges that Visa undertook a series of actions that interfered with the Company's business relationships and disparaged the Company, its products, its management and its stockholders. The suit alleges that Visa intentionally set out to destroy the Company's ability to market its ZixCharge shopping portal and payment authorization system, which competed against the MasterCard and Visa-owned Secure Electronic Transaction system. The suit, which is in the early discovery phase, seeks monetary damages and such other relief as the court deems appropriate. The resolution of the lawsuit could have a material effect on the Company's ability to market the ZixCharge system.

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

         Since January 1999, the Company has been developing a digital signature and encryption technology and is developing a series of products and services that enhance privacy, security and convenience over the Internet. To date, the Company has not earned any revenues from these products and services. ZixMail(TM), which was first commercially released in March 2000, is a user friendly, secure document delivery, private email and message tracking service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. The Company released an enhanced version of ZixMail in July 2000, which includes spell checking, hyperlink support and rich-text formatting features, and the ability to send secure messages to recipients that are not ZixMail users.

         Also in July 2000, the Company opened ZixIt's new Internet secure-messaging portal -- SecureDelivery.com(TM). The architecture of the SecureDelivery.com portal allows for interoperability between encryption formats and allows for the delivery of messages to recipients through secure (SSL) browsers, secure email and other modes of communication. Immediately available services include sending secure and authenticated messages from the SecureDelivery.com Web message form and delivering those messages to authenticated recipients over secure browser connections. Also, current ZixMail users can route messages to any email address through SecureDelivery.com, even though the recipient is not a ZixMail user. In the future, SecureDelivery.com is expected to enable users to also manage incoming secure messages from other sources, including Lotus(R) Notes(R), Microsoft(R) Outlook(R) and branded Web-based email compose forms, and in other encryption formats, such as S/MIME (X.509) and PGP(R). When completed, SecureDelivery.com will forward these incoming messages directly to the recipient, based on recipient selected encryption options.

         ZixCharge(TM), which has not been commercially released, is a shopping portal and payment authorization system designed to enable consumers to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants. As described in Note 3 to Condensed Consolidated Financial Statements, the Company has initiated litigation against Visa. The litigation alleges that Visa set out to destroy the Company's ability to market ZixCharge.

         Additionally, in October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc. ("Anacom"), a provider of real-time transaction processing services to Internet merchants.

RESULTS OF OPERATIONS

     CONTINUING OPERATIONS

       Revenues

         Revenues in the second quarter and first six months of 2000 are attributable to Anacom. The Company is not currently charging for the use of its ZixMail or SecureDelivery.com products or services. The Company plans to begin charging for its products and services at the beginning of 2001.

       Research and development expenses

         Research and development expenses decreased from $11,334,000 and $14,065,000 for the three months and six months ended June 30, 1999 to $2,205,000 and $4,416,000 for the corresponding periods in 2000. Expenses in 1999 include non-cash charges of $7,059,000 and $7,805,000 in the three month and six month periods, respectively, for amortization of the fair-value of stock options granted to Lante Corporation, a third party Internet services company that assisted the Company with its development efforts. In 2000, compensation costs increased but were more than offset by a reduction in third party consulting expenditures as a result of hiring additional technical personnel to support the development of the Company's various Internet products.

       Operating costs and general corporate expenses

         Operating costs and general corporate expenses increased from $2,500,000 and $3,275,000 for the three months and six months ended June 30, 1999 to $8,287,000 and $17,882,000 for the corresponding periods in 2000. The increase between years is primarily due to expenses for marketing, advertising, expanded lease facilities, depreciation of property and equipment and personnel relating to establishing the Company's Internet related businesses. In addition, expenses in 2000 include non-cash charges of $1,722,000 and $5,996,000 in the three month and six month periods, respectively, for stock-based compensation resulting from the issuance of certain equity securities. See Note 2 to the Condensed Consolidated Financial Statements for a discussion regarding the accounting for these equity securities and their potential impact on the Company's future operating results.

       Investment income

         Investment income decreased from $976,000 and $2,037,000 for the three months and six months ended June 30, 1999 to $636,000 and $1,210,000 for the corresponding periods in 2000 primarily due to the decrease in invested cash and marketable securities as a result of expenditures related to establishing the Company's new Internet related businesses.

       Income tax benefit

         The income tax benefit on the loss from continuing operations in 2000 and 1999 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company fully reserves its deferred tax assets due to the uncertainty of future taxable income from the Company's new business initiatives.

       Loss from continuing operations

         As a result of the foregoing, the Company experienced losses from continuing operations of $9,764,000 and $20,900,000 for the three months and six months ended June 30, 2000, respectively, as compared to losses of $12,768,000 and $15,183,000 for the corresponding periods in 1999.

     DISCONTINUED OPERATIONS

         In the second quarter of 1999 and 2000, the Company recorded gains of $398,000 and $308,000, respectively, primarily due to a reduction in estimated future costs for various indemnification issues associated with the disposal of its operating businesses in 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company's principal source of liquidity is its net working capital position of $56,555,000, including cash and marketable securities of $52,443,000. The Company plans to continue to invest its excess cash in short-term, high-grade U.S. corporate debt securities or U.S. government and agency securities. The Company's first six months 2000 loss from continuing operations included significant non-cash expenses for stock-based compensation and depreciation and amortization aggregating $10,623,000. Net cash used by continuing operations in the first six months of 2000 was $13,010,000, primarily representing development and start-up costs relating to the Company's Internet related businesses. Additionally, in the first six months of 2000, the Company invested $4,739,000 in property and equipment, primarily for additional computer equipment associated with its secure data center. The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities, particularly with regards to discretionary marketing and advertising costs, or incurs costs associated with forming strategic alliances, if any are concluded. The Company expects additional investment in property and equipment for 2000 to be approximately $2,500,000.

         In May 2000, the Company sold, in a private placement, certain newly issued equity securities to an investor group led by H. Wayne Huizenga. The Company is to receive cash totalling $44,000,000 in three installments. The Company received $27,730,000 through June 30, 2000 and an additional $1,778,000 in July 2000, with the remaining proceeds of $14,492,000 due on September 1, 2000. Accordingly, at June 30, 2000, notes receivable for shares sold totalling $16,270,000 is reported in the accompanying financial statements as a reduction of stockholders' equity. In exchange, the Company issued to the investor group 916,667 shares of its common stock valued at $48.00 per share, ten-year warrants to purchase 916,667 shares of the Company's common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company's common stock at $12.00 per share. The four-year warrants were reallocated from options previously held by David P. Cook, the Company's chairman, president and chief executive officer, and are not exercisable until May 1, 2001.

         The Company believes its existing net working capital position along with the remaining note payments to be received from the Huizenga investors will be sufficient to meet near-term anticipated needs. The Company currently has no existing borrowings or credit facilities. Acquisitions, if any, would be financed by the most attractive alternative available, which could be cash or the issuance of debt or equity securities.

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

RISKS AND UNCERTAINTIES

         The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the following:

         LIMITED OPERATING HISTORY

           The Company has only a limited operating history in the Internet arena on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks and uncertainties encountered by other Internet companies in the early stages of development. These risks and uncertainties are often more pronounced for companies in new and rapidly evolving markets, particularly Internet related businesses.

         PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE

           The Company's products and services are targeted at the new and rapidly evolving markets for secure Internet communications and e-commerce. Although the competitive environment in this market has yet to fully develop, the Company anticipates that it will be intensely competitive, subject to rapid change and significantly affected by new products and service introductions and other market activities of industry participants. The Company's success will depend on many factors, including, but not limited to, the following:

o The Company must be able to successfully and timely develop its products and services. The commercial version of ZixMail was first released in March 2000 and an enhanced version was released in July 2000. The Company's new Internet secure-messaging portal - SecureDelivery.com -- was first opened at the end of July

     2000. The Company is not currently charging for use of its ZixMail or SecureDelivery.com products or services. ZixCharge has not been commercially released.

o The Company must be able to achieve broad market acceptance for its products and services. There is currently no known Internet secure-messaging services, such as ZixMail and SecureDelivery.com, that currently operate at the scale that the Company would require, at its current expenditure levels and proposed pricing, to become profitable from its secure-messaging operations. To reach a larger customer base for its secure-messaging products and services than it can reach through its direct sales and marketing efforts, the Company is pursuing collaborative relationships with third parties with large existing user bases to assist the Company in promoting its secure-messaging services. There is no assurance that the Company will be successful in entering into these relationships, or that if entered into, they will significantly assist the Company in obtaining large numbers of ZixMail or SecureDelivery.com users. Moreover, in any event, there is no assurance that enough paying users or enough advertising revenue will be ultimately obtained to enable the Company to operate profitably.

o Since the commercial version of ZixCharge has not yet been released, there are currently no consumers or merchants using ZixCharge. The success of ZixCharge will depend on (1) the Company's ability to obtain, as users, large numbers of consumers who desire to shop privately over the Internet and its ability to obtain large numbers of merchants that will permit them to do so using ZixCharge, and (2) whether sufficient profit can be generated from potential sources of revenue. To obtain access to large numbers of consumers and merchants, the Company is seeking collaborative relationships with companies that have large existing user bases to assist the Company in promoting ZixCharge. In this regard, initial efforts were focused on banking institutions. As described in Note 3 to the Condensed Consolidated Financial Statements, the Company has initiated litigation against Visa. The litigation alleges that Visa set out to destroy the Company's ability to market ZixCharge. The Company now believes it is unlikely that any Visa member banks will enter into any ZixCharge related collaborative relationship until the Visa litigation is resolved. Moreover, the resolution of this litigation could have a material effect on the Company's ability to market the ZixCharge system.

     There is no assurance that the Company will be successful in entering into these relationships, or that if entered into, they will significantly assist the Company in obtaining large numbers of ZixCharge users. Moreover, in any event, there is no assurance that the Company will be successful in obtaining a critical mass of consumers as ZixCharge users or obtaining a critical mass of merchants that will allow consumers to use ZixCharge or that sufficient profit can be generated from the ZixCharge operations. If the Company is unable to obtain the necessary critical mass or generate sufficient profit, the Company may decide not to commercially introduce ZixCharge or to discontinue it, if introduced.

         REVENUES

           The Company currently has no significant revenues.

         COMPETITION AND TECHNOLOGICAL CHANGE

           The Company is a new entrant into the rapidly evolving secure Internet communications and e-commerce markets. The Company will be competing with larger companies that have access to greater capital, research and development, marketing, distribution and other resources than the Company. In addition, the Internet arena is characterized by extensive research efforts and rapid product development and technological change that could render the Company's products and services obsolete or noncompetitive. The Company's failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for those products and services could have a significant adverse effect on its business, financial condition and results of operations. The Company may decide, at any time, to delay, discontinue or not initiate the development and release of any one or more of its planned or contemplated products and services.

          SECURITY INTERRUPTIONS AND SECURITY BREACHES

           The Company's business depends on the uninterrupted operation of its secure data center. The Company must protect this center from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond its control. Any damage or failure that causes interruptions in the Company's secure data center operations could materially harm its business, financial condition and results of operations.

           In addition, the Company's ability to issue digitally-signed certified time-stamps and public encryption codes in connection with its ZixMail service and deliver messages through its SecureDelivery.com message portal depends on the efficient operation of the Internet connections between customers and the Company's data center. The Company depends on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

           Furthermore, it is critical that the Company's facilities and infrastructure remain secure and the market perceive them to be secure. Despite the Company's security measures, its infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that the Company may have to use additional resources to address these problems. Messages sent through the Company's SecureDelivery.com message portal will reside, for a user-specified period of time, in the Company's data center facilities. Also, the Company's planned ZixCharge business will retain certain confidential customer information in the Company's data center facilities. Any physical or electronic break-ins or other security breaches or compromises of this information could expose the Company to significant liability, and customers could be reluctant to use its Internet related products.

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

         UNKNOWN DEFECTS OR ERRORS IN PRODUCTS OR SERVICES

           Any of ZixMail, the SecureDelivery.com message portal or ZixCharge could contain undetected defects or errors. Despite the Company's testing, defects or errors may occur, which could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to the Company's reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could harm the Company's business.

         CRYPTOGRAPHY TECHNOLOGY

           The Company's products and services employ, and future products and services may employ, public key cryptography technology. With public key cryptography technology, a user has a public key and a private key, which are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of a user's private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of a user's private key is predicated on the assumption that it is difficult to mathematically derive a user's private key from the user's related public key. Should methods be developed that make it easier to derive a user's private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require the Company to make significant changes to its products, which could damage its reputation and otherwise hurt its business. Moreover, there have been public reports of the successful decryption of certain encrypted messages.

This, or related, publicity could affect public perception of the security afforded by public key cryptography technology, which could harm the Company's business.

         GOVERNMENT REGULATION

           Exports of software products using encryption technology are generally restricted by the U.S. government. Although the Company has obtained U.S. government approval to export its ZixMail product to almost all countries in the world, the list of countries to which ZixMail cannot be exported could be revised in the future. Furthermore, some foreign countries impose restrictions on the use of software products using encryption technology, such as the ZixMail product. Failure to obtain the required governmental approvals would preclude the Company from selling the ZixMail product in international markets.

         LACK OF STANDARDS

           There is no assurance that the Company's products and services will become generally accepted standards or that they will be compatible with any standards that become generally accepted.

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

         STOCK PRICE

           The market price of the Company's common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Also, the market prices of securities of other Internet related companies have been highly volatile.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the period ended June 30, 2000, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1999 Annual Report to Shareholders on Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Note 2 to Condensed Consolidated Financial Statements regarding the Company's issuance of common stock and warrants to purchase additional shares of common stock to H. Wayne Huizenga and his affiliates and assigns (the "Investors"). The transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder because the shares of common stock and warrants were issued in a transaction not involving a public offering under Rule 506 of Regulation D. These securities were sold in a single transaction to the Investors who all qualify as "accredited investors" under Regulation D. All the terms and conditions of Rules 502 and 503 were satisfied. Subsequently, on May 23, 2000, the Registrant filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the public resale of the shares of common stock and the shares underlying the warrants issued to the Investors.

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

                                 3.2  Restated Bylaws of ZixIt Corporation,
                                      dated September 14, 1999 (filed as Exhibit
                                      3.2 to the Company's Form 10-Q for the
                                      quarterly period ended March 31, 2000, and incorporated herein by reference).

                               *10.1 Sublease Agreement, dated May 8, 2000, between Rosewood Resources, Inc. and ZixIt Corporation.

                               *10.2 1996 Employee Stock Purchase Plan of ZixIt Corporation (Amended and Restated as of July 1, 2000).

                               *27.1  Financial Data Schedule.

b.       Reports on Form 8-K

                         The Registrant filed Forms 8-K with the Securities and Exchange Commission on April 12, 2000 and May 3, 2000 to report the Common Stock and Warrant Purchase Agreement, dated April 11, 2000, with H. Wayne Huizenga and his affiliates and assigns and the May 1, 2000 closing of the transaction contemplated thereby, respectively.


*Filed herewith.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ZIXIT CORPORATION
                                            (Registrant)



Date: August 11, 2000                      By: /s/ Steve M. York
                                             ---------------------------------
                                                     Steve M. York
                                               Senior Vice President, Chief
                                              Financial Officer, and Treasurer
                                             (Principal   Financial   Officer
                                               and Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
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

    3.2         Restated Bylaws of ZixIt Corporation, dated September 14, 1999
                (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarterly period ended March 31, 2000, and incorporated herein by reference).

  *10.1         Sublease Agreement, dated May 8, 2000, between Rosewood
                Resources, Inc. and ZixIt Corporation.

  *10.2 1996 Employee Stock Purchase Plan of ZixIt Corporation (Amended and Restated as of July 1, 2000).

  *27.1         Financial Data Schedule.