Form 10-Q
period 2000-09-30
ZIXIT CORP
filed 2000-11-14
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------     ---------

                         COMMISSION FILE NUMBER: 0-17995

                                ZIXIT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         TEXAS                                              75-2216818
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

                               YES  [X]   NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               CLASS                         OUTSTANDING  AT  OCTOBER 31, 2000
--------------------------------------     -------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                    16,587,113

                                      INDEX


PART I-FINANCIAL INFORMATION


                                                                                          Page
                                                                                         Number
                                                                                         ------
ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets at September 30, 2000
         and December 31, 1999                                                              3

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999 and for the cumulative period from January 1, 1999 through
         September 30, 2000                                                                 4

         Condensed Consolidated Statement of Stockholders' Equity and
         Comprehensive Net Loss for the nine months ended September 30, 2000                5

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 and for the
         cumulative period from January 1, 1999 through September 30, 2000                  6

         Notes to Condensed Consolidated Financial Statements                               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                    11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        17


PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  18

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                   (Unaudited)



                                                                         September 30, 2000     December 31, 1999
                                                                         ------------------    ------------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                       $           30,282    $            6,598
         Marketable securities                                                       30,022                33,186
         Due from sale of discontinued operations                                        --                   581
         Other current assets                                                         2,041                 3,030
                                                                         ------------------    ------------------
                  Total current assets                                               62,345                43,395

Property and equipment, net                                                          20,767                21,006
Goodwill, net                                                                         1,202                 2,122
                                                                         ------------------    ------------------
                                                                         $           84,314    $           66,523
                                                                         ==================    ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                           $            3,032    $            2,481
         Liabilities related to discontinued operations                               1,116                 1,148
                                                                         ------------------    ------------------
                  Total current liabilities                                           4,148                 3,629

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $1 par value, 10,000,000 shares
            authorized; none outstanding                                                 --                    --
         Common stock, $.01 par value, 175,000,000 shares                               189                   176
            authorized; 18,879,013 issued, 16,587,113
            outstanding in 2000 and 17,629,929 issued,
            15,338,029 outstanding in 1999
         Additional capital                                                         174,556               114,740
         Unearned stock-based compensation                                          (15,594)              (10,496)
         Treasury stock, at cost                                                    (11,314)              (11,314)
         Accumulated other comprehensive loss                                          (911)                   --
         Accumulated deficit (net of deficit accumulated during
            the development stage of $70,900 at September 30, 2000
            and $34,352 at December 31, 1999)                                       (66,760)              (30,212)
                                                                         ------------------    ------------------
                  Total stockholders' equity                                         80,166                62,894
                                                                         ------------------    ------------------
                                                                         $           84,314    $           66,523
                                                                         ==================    ==================




                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)


                                                                                                               Cumulative During
                                                               Three Months              Nine Months           Development Stage
                                                           Ended September 30         Ended September 30     (From January 1, 1999
                                                        ------------------------   ------------------------          Through
                                                           2000          1999         2000          1999       September 30, 2000)
                                                        ----------    ----------   ----------    ----------  ---------------------
Revenues                                                $       99    $       --   $      287    $       --    $               386
Research and development expenses                           (2,346)       (5,112)      (6,762)      (19,177)               (30,310)
Operating costs and general corporate expenses             (14,799)       (7,310)     (32,681)      (10,585)               (49,377)
Investment income                                            1,024           837        2,234         2,874                  5,767
                                                        ----------    ----------   ----------    ----------    -------------------
Loss from continuing operations before income taxes        (16,022)      (11,585)     (36,922)      (26,888)               (73,534)
Income tax benefit                                              --            65           --           185                    807
                                                        ----------    ----------   ----------    ----------    -------------------
Loss from continuing operations                            (16,022)      (11,520)     (36,922)      (26,703)               (72,727)
Discontinued operations                                         66           210          374           608                  1,827
                                                        ----------    ----------   ----------    ----------    -------------------

Net loss                                                $  (15,956)   $  (11,310)  $  (36,548)   $  (26,095)   $           (70,900)
                                                        ==========    ==========   ==========    ==========    ===================
Basic and diluted earnings (loss) per common share:
   Continuing operations                                $    (0.97)   $    (0.75)  $    (2.30)   $    (1.75)
   Discontinued operations                                    0.01          0.01         0.03          0.04
                                                        ----------    ----------   ----------    ----------
   Net loss                                             $    (0.96)   $    (0.74)  $    (2.27)   $    (1.71)
                                                        ==========    ==========   ==========    ==========
Weighted average shares outstanding                         16,572        15,282       16,081        15,219
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

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE NET LOSS
                        (In thousands, except share data)

                                   (Unaudited)


                                                                                                Unearned
                                                                                                 stock-
                                                                                                 based
                                                Common Stock                Additional           compen-
                                           Shares           Amount            capital            sation
                                      ---------------   ---------------   ---------------    ---------------
Balance, December 31, 1999                 17,629,929   $           176   $       114,740    $       (10,496)

  Stock issued in private
    placement, net of
    issuance costs                            916,667                 9            43,785                 --

  Exercise of stock options
    for cash                                  332,417                 4             2,242                 --

  Unearned employee
    stock-based
    compensation                                   --                --            12,323            (12,323)

  Unearned stock-
    based compensation
    for service providers                          --                --             1,470             (1,470)

  Amortization of
    unearned stock-
    based compensation                             --                --                --              8,695

  Other                                            --                --                (4)                --
  Comprehensive net loss:
    Net loss                                       --                --                --                 --
    Unrealized loss on
       marketable securities                       --                --                --                 --

    Comprehensive net loss                         --                --                --                 --
                                      ---------------   ---------------   ---------------    ---------------

Balance, September 30, 2000                18,879,013   $           189   $       174,556    $       (15,594)
                                      ===============   ===============   ===============    ===============

                                                          Accumulated
                                                             other                               Total
                                         Treasury        comprehensive      Accumulated       stockholders'
                                          stock               loss            deficit             equity
                                      ---------------   ---------------   ---------------    ---------------
Balance, December 31, 1999            $       (11,314)   $            --    $       (30,212)   $        62,894

  Stock issued in private
    placement, net of
    issuance costs                                 --                 --                 --             43,794

  Exercise of stock options
    for cash                                       --                 --                 --              2,246

  Unearned employee
    stock-based
    compensation                                   --                 --                 --                 --

  Unearned stock-
    based compensation
    for service providers                          --                 --                 --                 --

  Amortization of
    unearned stock-
    based compensation                             --                 --                 --              8,695

  Other                                            --                 --                 --                 (4)
  Comprehensive net loss:
    Net loss                                       --                 --            (36,548)           (36,548)
    Unrealized loss on
       marketable securities                       --               (911)                --               (911)
                                                                                               ---------------
    Comprehensive net loss                         --                 --                 --            (37,459)
                                      ---------------    ---------------    ---------------    ---------------

Balance, September 30, 2000           $       (11,314)   $          (911)   $       (66,760)   $        80,166
                                      ===============    ===============    ===============    ===============






                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)



                                                                                                              Cumulative During
                                                                                          Nine Months          Development Stage
                                                                                      Ended September 30     (From January 1, 1999
                                                                                   ------------------------         Through
                                                                                      2000          1999      September 30, 2000)
                                                                                   ----------    ----------   ------------------
Cash flows from operating activities:
         Loss from continuing operations                                           $  (36,922)   $  (26,703)   $       (72,727)
         Adjustments to reconcile loss from continuing operations
            to net cash used by operating activities:
              Depreciation and amortization                                             7,238         1,446             10,714
              Stock-based compensation                                                  8,695        10,477             21,010
              Changes in assets and liabilities, excluding divestiture of businesses:
                  Other current assets                                                     78          (560)              (865)
                  Current liabilities                                                     291         2,324                417
                                                                                   ----------    ----------    ---------------
         Net cash used by continuing operations                                       (20,620)      (13,016)           (41,451)
         Net cash provided (used) by discontinued operations                              342        (1,907)            (1,513)
                                                                                   ----------    ----------    ---------------
                  Net cash used by operating activities                               (20,278)      (14,923)           (42,964)

Cash flows from investing activities:
         Purchases of property and equipment, net                                      (5,819)      (17,147)           (28,984)
         Purchases of marketable securities                                           (22,000)     (119,015)          (141,150)
         Sales and maturities of  marketable securities                                25,164        96,243            138,057
         Purchase of Anacom Communications                                                 --            --             (2,500)
         Investing activities of discontinued operations                                  581         5,304              5,885
                                                                                   ----------    ----------    ---------------
                  Net cash used by investing activities                                (2,074)      (34,615)           (28,692)

Cash flows from financing activities:
         Proceeds from private placement of common stock, net of issuance              43,794            --             43,794
              costs
         Proceeds from exercise of stock options                                        2,246         1,264              3,867
                                                                                   ----------    ----------    ---------------
                  Net cash provided by financing activities                            46,040         1,264             47,661

Effect of exchange rate changes on cash and cash equivalents
                                                                                           (4)          (11)               (15)
                                                                                   ----------    ----------    ---------------

Increase (decrease) in cash and cash equivalents                                       23,684       (48,285)           (24,010)

Cash and cash equivalents, beginning of period                                          6,598        54,292             54,292
                                                                                   ----------    ----------    ---------------

Cash and cash equivalents, end of period                                           $   30,282    $    6,007    $        30,282
                                                                                   ==========    ==========    ===============








                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 1999 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 1999 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

         Since January 1999, the Company has been developing a digital signature and encryption technology and is developing a series of products and services that enhance privacy, security and convenience over the Internet. To date, the Company has not earned any revenues from these products and services. ZixMail(TM), which was first commercially released in March 2000, is a user friendly, secure document delivery, private email and message tracking service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. The Company released enhanced versions of ZixMail in July and September of 2000, which include integration with Microsoft(R) Outlook(R), spell checking, hyperlink support and rich-text formatting features, and the ability to send secure messages to recipients who are not ZixMail users.

         Also, in July 2000, the Company opened ZixIt's new Internet secure-messaging portal -- SecureDelivery.com(TM). The architecture of the SecureDelivery.com portal allows for interoperability between encryption formats and allows for the delivery of messages to recipients through secure (SSL) browsers, secure email and other modes of communication. Currently available services include sending secure and authenticated messages from Microsoft(R) Outlook(R) and the SecureDelivery.com Web message form and delivering those messages to authenticated recipients over secure browser connections. Also, current ZixMail users can route messages to any email address through SecureDelivery.com, even though the recipient is not a ZixMail user. In the future, SecureDelivery.com is expected to enable users to also manage incoming secure messages from other sources, including Lotus(R) Notes(R)and branded Web-based email compose forms, and in other encryption formats, such as S/MIME (X.509) and PGP(R). When completed, SecureDelivery.com will forward these incoming messages directly to the recipient, based on recipient selected encryption options.

         To reach a larger customer base for its secure-messaging products and services than it can reach through its direct sales and marketing efforts and to assist the Company in promoting its secure-messaging services, the Company is pursuing collaborative relationships with third parties that possess large existing email user bases. To date, the Company has entered into agreements of this type with Yahoo! Inc. and Entrust Technologies, Inc. ("Entrust"). Under the Yahoo! agreement, signed in August 2000, the Company will provide Yahoo!(R) Mail (http://mail.yahoo.com) users with the option to send encrypted email messages through the Company's SecureDelivery.com messaging portal. Under a Marketing and Distribution Agreement with Entrust, entered into in November 2000, Entrust will modify its Entrust/Express(R) product to provide Entrust/Express users the option of using the SecureDelivery service as a mechanism for providing secure email when the intended message recipient does not have an Entrust certificate. Entrust intends to market the modified product and the Company and Entrust will share the related use fees and advertising revenues.

         ZixCharge(TM), which has not been commercially released, is a shopping portal and payment authorization system designed to enable consumers to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants. See Note 4, "Litigation."

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

2.       STOCKHOLDERS' EQUITY

           Private Placement of Equity Securities

              In May 2000, the Company sold, in a private placement, certain newly issued equity securities to an investor group led by H. Wayne Huizenga and received cash totalling $44,000,000 in three installments. In exchange, the Company issued to the investor group 916,667 shares of its common stock valued at $48.00 per share, ten-year warrants to purchase 916,667 shares of the Company's common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company's common stock at $12.00 per share. The four-year warrants were reallocated from options previously held by David P. Cook, the Company's president and chief executive officer, and are not exercisable until May 1, 2001. In May 2000, subsequent to the completion of the private placement, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the public resale of the shares of common stock and the shares underlying the warrants issued to the investor group.

           Purchase of Anacom Communications

              In October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc., a privately-held provider of real-time transaction processing services to Internet merchants. Consideration consisted of a cash payment of $2,500,000, primarily recorded as goodwill, and common stock, valued at a minimum of $7,500,000, to be delivered in two annual installments beginning October 2000, assuming continued employment by the former owners. The minimum value of the common stock issuable pursuant to the purchase agreement of $7,500,000 is treated as compensation for financial accounting purposes and is being charged to operating costs and general corporate expenses over two years with a corresponding increase in stockholders' equity. Financial accounting rules require the minimum number of common shares issuable be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their intrinsic value in excess of $7,500,000. Based on the Company's common stock price of $39.63 per share at December 31, 1999, $46.06 per share at June 30, 2000, and $30.50 per share at September 30, 2000, the intrinsic value of these shares on those dates was $7,529,000, $8,750,000 and $5,793,000 (less than the minimum $7,500,000), respectively. Accordingly, the Company's results of operations for the three months and nine months ended September 30, 2000 include non-cash charges of $469,000 and $2,813,000, respectively, for amortization of the market value of the common shares issuable. Unearned stock-based compensation, not yet charged to income, is $3,750,000 based on the minimum value of these shares at September 30, 2000. The Company's results of operations for the remainder of 2000 and 2001 could be materially impacted as a result of any future increases in the price of the Company's common stock; however, there would be no impact on the Company's cash flows or total stockholders' equity. The number of shares to be delivered, set at a minimum of 190,000 shares, may be increased should the market value of the common stock be less than $39.48 at the time of delivery. However, if additional consideration is required, the Company may elect to pay cash rather than issue additional shares of common stock.

In October 2000, 83,663 shares were delivered to the former owners, which included 13,382 shares in excess of the minimum.

           Third Party Stock Options

              The Company has agreements with three service providers whereby the Company granted options to purchase up to 200,000 shares of the Company's common stock at a weighted average exercise price of $38.78 per share. These options vest over periods of up to 42 months and have expiration dates ranging from four to eight years. On the dates of grant, these options had an estimated fair value aggregating $6,703,000 using the Black-Scholes option valuation model. Financial accounting rules require these options to be revalued on each subsequent reporting date until the options are vested or until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. Based on the Company's common stock price of $39.63 per share at December 31, 1999, $46.06 per share at June 30, 2000 and $30.50 per share at September 30, 2000, the fair value of these options on those dates was $4,617,000, $7,031,000 and $5,382,000, respectively. Accordingly, the Company's results of operations for the three months and nine months ended September 30, 2000 include non-cash charges of $139,000 and $1,491,000 respectively, for amortization of the fair value of these options over their respective service or vesting periods. Unearned stock-based compensation, not yet charged to income, is $3,086,000 based on the fair value of these options at September 30, 2000. The Company's future results of operations could be materially impacted by a change in valuation of these third party stock options as a result of future increases or decreases in the price of the Company's common stock; however, there would be no impact on the Company's cash flows or total stockholders' equity.

           Reallocated Options to Employees and Director

              During 2000, David P. Cook reallocated options to acquire 657,127 shares of the Company's common stock, including 252,500 shares reallocated in November 2000, to certain of the Company's employees and a director. These reallocated options have a five year term, vest from April 2001 to April 2003 and have exercise prices ranging from $7.00 to $13.75 per share as compared to Mr. Cook's exercise price of $7.00 per share. Non-cash compensation expense of $16,964,000 will be recognized over the vesting periods ($1,684,000 and $3,762,000 for the three months and nine months ended September 30, 2000, respectively), representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company's common stock on the dates the options were reallocated and the option exercise prices.

           Lante Common Stock

              In November 1999, the Company received a fully vested option to acquire up to 400,000 shares of Lante Corporation's ("Lante") common stock at $7.00 per share in accordance with a cashless exercise formula. The option was valued at $1,872,000 on the date of grant, using the Black-Scholes option valuation model, and was included in other current assets at December 31, 1999. In the first quarter of 2000, the Company exercised its option to acquire shares of Lante common stock, and Lante disputed approximately 130,000 of the approximately 322,000 shares that the Company believed it was entitled to receive under the cashless exercise formula. Separately, in September 2000, Lante exercised an option to acquire approximately 140,000 shares of the Company's common stock. The Company withheld the delivery of these shares pending the resolution of its arbitration claims. Lante has asserted an arbitration claim against the Company for the value of the undelivered shares.

              The fair market value of the Company's undisputed shares of Lante common stock held on September 30, 2000 is $961,000 ($5.00 per share) and is included in other current assets. An unrealized loss on these shares of $911,000 is included in other comprehensive loss as a component of stockholders' equity.

3.       COMMITMENTS

         In the third quarter of 2000, the Company entered into an agreement with Yahoo! Inc. to provide Yahoo! Mail users, beginning in the fourth quarter of 2000, with the option to send encrypted email messages through the Company's

SecureDelivery.com messaging portal. The Company has minimum future commitments to Yahoo! under this agreement totaling $5,700,000, payable in seven quarterly installments over the next two years. In addition, the Company will pay Yahoo! a specified portion of revenues earned by the Company which are associated with Yahoo! users.

4.       LITIGATION

         On December 30, 1999, the Company and ZixCharge.com, Inc. ("ZixCharge"), a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192nd Judicial District Court of Dallas County, Texas. The suit alleges that Visa undertook a series of actions that interfered with the Company's business relationships and disparaged the Company, its products, its management and its stockholders. The suit alleges that Visa intentionally set out to destroy the Company's ability to market its ZixCharge shopping portal and payment authorization system, which competed against the MasterCard and Visa-owned Secure Electronic Transaction system. The suit, which is in the discovery phase, seeks monetary damages and such other relief as the court deems appropriate. The resolution of the lawsuit could have a material effect on the Company's ability to market the ZixCharge system.

         The Company is involved in legal proceedings that arise in the ordinary course of business, however in the opinion of management, the outcome of these pending legal proceedings will not have a material adverse affect on the Company's consolidated financial statements.

5.       SUBSEQUENT EVENTS

         In November 2000, the Company entered into an Enterprise and CA Services Agreement with Entrust whereby the Company will issue to Entrust $3,400,000 of the Company's common stock in exchange for licenses to use certain software packages, technical support and the right to issue a specified number of Entrust digital identification certificates to users of ZixIt's SecureDelivery and ZixMail products. These certificates, when issued and when coupled with S/MIME enabled software, will enable SecureDelivery users to send and to receive S/MIME formatted messages in conjunction with their usage of the SecureDelivery service. The certificates may also possibly be used in future applications involving the use of digital signatures over the Internet. The shares of common stock to be received by Entrust are accompanied by registration rights and are subject to transfer restrictions which lapse in four equal quarterly installments ending in December 2001. If the aggregate value of the shares on the dates the restrictions lapse is less than $3,400,000, the Company is obligated to fund such deficiency in December 2001 by electing to pay cash or issue additional shares of stock valued at the then fair market value of the Company's common stock. Additionally, in the Marketing and Distribution Agreement with Entrust as discussed in Note 1, the Company has agreed to issue to Entrust $400,000 of the Company's common stock for the integration of the SecureDelivery service option into the Entrust/Express(R) product.

         Separately, the Company has agreed in principle to purchase approximately 9% of the equity ownership of Maptuit Corporation ("Maptuit") for $3,000,000 in cash in a transaction expected to be completed by the end of November 2000. The Company has also agreed in principle to invest $2,000,000 (payable in Company stock or cash) as part of Maptuit's next round of equity financing, which is expected to occur in the first half of 2001. Maptuit, an early stage company , is a privately-held Internet ASP (application service provider) that supplies wireline and wireless Internet location-based services. Built upon a comprehensive database of the street network of North America, Maptuit provides address matching, route generation, step-by-step directions, map rendering, and real-cost proximity searching services. Jeff Papows, the Company's chairman of the board, serves as the president and chief executive officer of Maptuit and currently holds a minority interest in Maptuit.

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

         Since January 1999, the Company has been developing a digital signature and encryption technology and is developing a series of products and services that enhance privacy, security and convenience over the Internet. To date, the Company has not earned any revenues from these products and services. ZixMail(TM), which was first commercially released in March 2000, is a user friendly, secure document delivery, private email and message tracking service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. The Company released enhanced versions of ZixMail in July and September of 2000, which include integration with Microsoft(R) Outlook(R), spell checking, hyperlink support and rich-text formatting features, and the ability to send secure messages to recipients who are not ZixMail users.

         Also, in July 2000, the Company opened ZixIt's new Internet secure-messaging portal -- SecureDelivery.com(TM). The architecture of the SecureDelivery.com portal allows for interoperability between encryption formats and allows for the delivery of messages to recipients through secure (SSL) browsers, secure email and other modes of communication. Currently available services include sending secure and authenticated messages from Microsoft(R) Outlook(R) and the SecureDelivery.com Web message form and delivering those messages to authenticated recipients over secure browser connections. Also, current ZixMail users can route messages to any email address through SecureDelivery.com, even though the recipient is not a ZixMail user. In the future, SecureDelivery.com is expected to enable users to manage incoming secure messages received from other sources as well, including Lotus(R) Notes(R) and branded Web-based email compose forms, and in other encryption formats, such as S/MIME (X.509) and PGP(R). When completed, SecureDelivery.com will forward these incoming messages directly to the recipient, based on recipient selected encryption options.

         To reach a larger customer base for its secure-messaging products and services than it can reach through its direct sales and marketing efforts and to assist the Company in promoting its secure-messaging services, the Company is pursuing collaborative relationships with third parties that possess large existing email user bases. To date, the Company has entered into agreements of this type with Yahoo! Inc. and Entrust Technologies, Inc. ("Entrust"). Under the Yahoo! agreement, signed in August 2000, the Company will provide Yahoo!(R) Mail (http://mail.yahoo.com) users with the option to send encrypted email messages through the Company's SecureDelivery.com messaging portal. Under a Marketing and Distribution Agreement with Entrust, entered into in November 2000, Entrust will modify its Entrust/Express(R) product to provide Entrust/Express users the option of using the SecureDelivery service as a mechanism for providing secure email when the intended message recipient does not have an Entrust certificate. Entrust intends to market the modified product and the Company and Entrust will share the related use fees and advertising revenues.

         The foundation of the Company's business model for ZixMail and SecureDelivery.com centers around the financial leverage expected to be generated by revenues that are believed to be predominantly recurring in nature and an efficient cost structure for data center operations, the core of which is expected to remain relatively stable, regardless of the number of users. Revenue streams are projected to consist of recurring subscription fees, variable usage fees for certain services provided by the Company, and income earned by the Company from click-through promotional programs, banner advertising placed with the Company by third-parties, and branding purchased by corporate customers for promotional purposes. New business is expected to be generated from the Company's own direct sales efforts, its affiliate marketing programs, and the promotional efforts of its strategic marketing partners. In January 2001 the Company plans to begin charging for its products and services. Presently, the Company's cash burn rate from operations averages approximately $2,500,000 per month. As a result, revenue levels necessary to achieve a cash-flow break-even are expected to be rather modest, even as the Company expands its sales and marketing reach and begins to incur certain variable costs such as credit card fees and the costs associated with the Company's affiliate marketing program and the Company's strategic marketing partnerships. If the Company is able to maintain its targets for such costs, and if it is successful in tapping the growing demand for security in email communications, it is possible that the Company could anticipate the potential for attaining positive cash flow from operations sometime in the next nine to eighteen months. In connection with this paragraph, see the "safe harbor" statement under "Risks and Uncertainties" below.

         ZixCharge(TM), which has not been commercially released, is a shopping portal and payment authorization system designed to enable consumers to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants. As described in Note 4 to the Condensed Consolidated Financial Statements, the Company has initiated litigation against Visa. The litigation alleges that Visa set out to destroy the Company's ability to market ZixCharge.

         Additionally, in October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc. ("Anacom"), a privately-held provider of real-time transaction processing services to Internet merchants.

RESULTS OF OPERATIONS

     CONTINUING OPERATIONS

       Revenues

         Revenues in the third quarter and first nine months of 2000 are attributable to Anacom. The Company is not currently charging for the use of its ZixMail or SecureDelivery.com products or services. The Company plans to begin charging for its ZixMail and SecureDelivery.com products and services in January 2001.

       Research and development expenses

         Research and development expenses decreased from $5,112,000 and $19,177,000 for the three months and nine months ended September 30, 1999 to $2,346,000 and $6,762,000 for the corresponding periods in 2000. Expenses in 1999 include a non-cash credit of $1,418,000 and a non-cash charge of $6,387,000 in the three month and nine month periods, respectively, for amortization of the fair-value of stock options granted to Lante Corporation, a third party Internet services company that assisted the Company with its development efforts. In 2000, employee compensation costs increased but were more than offset by a reduction in third party consulting expenditures as a result of hiring additional technical personnel to support the development of the Company's various Internet products.

       Operating costs and general corporate expenses

         Operating costs and general corporate expenses increased from $7,310,000 and $10,585,000 for the three months and nine months ended September 30, 1999 to $14,799,000 and $32,681,000 for the corresponding periods in 2000.
The increase between years is primarily due to higher expenses for marketing, advertising, expanded lease facilities, depreciation of property and equipment and personnel relating to establishing the Company's Internet related businesses. The three month and nine month periods in 2000 include discretionary advertising costs of $6,712,000 and $9,147,000, respectively, primarily for various print media and online advertising with various sites, including Yahoo!, Lycos and McAfee.com. In addition, expenses in 2000 include non-cash charges of $2,697,000 and $8,693,000 in the three month and nine month periods, respectively, for stock-based compensation resulting from the issuance of certain equity securities. See Note 2 to the Condensed Consolidated Financial Statements for a discussion regarding the accounting for these equity securities and their potential impact on the Company's future operating results. The Company recognized a non-recurring, non-cash expense of $3,335,000 in the third quarter of 1999 relating to stock options granted in January 1999 to certain of the Company's outside directors under a plan that was approved by the shareholders in September 1999. In the near term, the Company plans to build out its sales and marketing staff to support an increased marketing effort. Additionally, new categories of costs will begin to be incurred such as credit card fees and the costs associated with the Company's affiliate marketing program and the Company's strategic marketing partnerships.

       Investment income

         Investment income increased from $837,000 and decreased from $2,874,000 for the three months and nine months ended September 30, 1999 to $1,024,000 and $2,234,000 for the corresponding periods in 2000. The change in the nine month periods is primarily due to a decrease in invested cash and marketable securities partially offset by an increase in interest rates.

       Income tax benefit

         The income tax benefit on the loss from continuing operations in 2000 and 1999 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company fully reserves its deferred tax assets due to the uncertainty of future taxable income from the Company's new business initiatives.

       Loss from continuing operations

         As a result of the foregoing, the Company experienced losses from continuing operations of $16,022,000 and $36,922,000 for the three months and nine months ended September 30, 2000, respectively, as compared to losses of $11,520,000 and $26,703,000 for the corresponding periods in 1999.

     DISCONTINUED OPERATIONS

         The Company recorded a gain of $66,000 and $374,000 for the three months and nine months ended September 30, 2000, respectively, compared to a gain of $210,000 and $608,000 for the corresponding periods in 1999, primarily due to a reduction in estimated future costs for various indemnification issues associated with the disposal of its operating businesses in 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company's principal source of liquidity is its net working capital position of $58,197,000, including cash and marketable securities of $60,304,000. The Company plans to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities or U.S. government and agency securities. The Company's first nine months 2000 loss from continuing operations included significant non-cash expenses for stock-based compensation and depreciation and amortization aggregating $15,933,000. Net cash used by continuing operations in the first nine months of 2000 was $20,620,000, primarily representing development and start-up costs relating to the Company's Internet related businesses, including payments for discretionary advertising costs of $8,278,000. The Company plans to begin charging for its products and services in January 2001. Additionally, in the first nine months of 2000, the Company invested $5,819,000 in property and equipment, primarily for additional computer equipment associated with its secure data center. The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities, particularly with regards to discretionary marketing and advertising costs, or incurs costs associated with forming additional strategic alliances, if any are concluded. See also Note 3 to the Condensed Consolidated Financial Statements regarding a minimum commitment to Yahoo! Inc. totalling $5,700,000, payable over the next two years, and Note 5 regarding the issuance of $3,800,000 of common stock to Entrust and a pending $5,000,000 investment in Maptuit Corporation.

         In May 2000, the Company sold, in a private placement, certain newly issued equity securities to an investor group led by H. Wayne Huizenga and received cash totalling $44,000,000 in three installments. In exchange, the Company issued to the investor group 916,667 shares of its common stock valued at $48.00 per share, ten-year warrants to purchase 916,667 shares of the Company's common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company's common stock at $12.00 per share. The four-year warrants were reallocated from options previously held by David P. Cook, the Company's president and chief executive officer, and are not exercisable until May 1, 2001.

         The Company believes its existing net working capital position will be sufficient to meet near-term anticipated needs. The Company currently has no existing borrowings or credit facilities. Acquisitions, if any, would be financed by the most attractive alternative available, which could be cash or the issuance of debt or equity securities.

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

         PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE

           The Company's products and services are targeted at the new and rapidly evolving markets for secure Internet communications and e-commerce. Although the competitive environment in these markets has yet to fully develop, the Company anticipates that it will be intensely competitive, subject to rapid change and significantly affected by new products and service introductions and other market activities of industry participants. The Company's success will depend on many factors, including, but not limited to, the following:

o The Company must be able to successfully and timely develop its products and services. The commercial version of ZixMail was first released in March 2000 and enhanced versions were released in July and September of 2000. The Company's new Internet secure-messaging portal - SecureDelivery.com -- was first opened at the end of July 2000. The Company is not currently charging for use of its ZixMail or SecureDelivery.com products or services. ZixCharge has not been commercially released.

o The Company must be able to achieve broad market acceptance for its products and services. There are currently no known Internet secure-messaging products or services, such as ZixMail and SecureDelivery.com, that currently operate at the scale that the Company would require, at its current expenditure levels and proposed pricing, to become profitable from its secure-messaging operations. To reach a larger customer base for its secure-messaging products and services than it can reach through its direct sales and marketing efforts and to assist the Company in promoting its secure-messaging services, the Company is pursuing additional collaborative relationships with third parties that possess large existing email user bases. There is no assurance that the Company will be successful in entering into a sufficient number of these relationships, or that if entered into, they will significantly assist the Company in obtaining large numbers of ZixMail or SecureDelivery.com users. Moreover, in any event, there is no assurance that enough paying users or enough advertising revenue will be ultimately obtained to enable the Company to operate profitably.

o Since the commercial version of ZixCharge has not yet been released, there are currently no consumers or merchants using ZixCharge. The success of ZixCharge will depend on (1) the Company's ability to obtain, as users, large numbers of consumers who desire to shop privately over the Internet and its ability to obtain large numbers of merchants that will permit them to do so using ZixCharge, and (2) whether sufficient profit can be generated from potential sources of revenue. To obtain access to large numbers of consumers and merchants, the Company began seeking collaborative relationships with companies that have large existing credit card user bases to assist the Company in promoting ZixCharge. In this regard, initial efforts were focused on banking institutions. As described in
         Note 4 to the Condensed Consolidated Financial Statements, the Company has initiated litigation against Visa. The litigation alleges that Visa set out to destroy the Company's ability to market ZixCharge. The Company now believes it is unlikely that any Visa member banks will enter into any ZixCharge related collaborative relationship until the Visa litigation is resolved. Moreover, the resolution of this litigation could have a material effect on the Company's ability to market the ZixCharge system.

         There is no assurance that the Company will be successful in entering into collaborative relationships pertaining to ZixCharge, or that if entered into, they will significantly assist the Company in obtaining large numbers of ZixCharge users. Moreover, in any event, there is no assurance that the Company will be successful in obtaining a critical mass of consumers as ZixCharge users or obtaining a critical mass of merchants that will allow consumers to use ZixCharge or that sufficient profit can be generated from the ZixCharge operations. If the Company is unable to obtain the necessary critical mass or generate sufficient profit, the Company may decide not to commercially introduce ZixCharge or to discontinue it, if introduced.

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

           In addition, the Company's ability to issue digitally-signed certified time-stamps and public key encryption codes in connection with its ZixMail service and deliver messages through its SecureDelivery.com messaging portal depends on the efficient operation of the Internet connections between customers and the Company's data center. The Company depends on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

           Furthermore, it is critical that the Company's facilities and infrastructure remain secure and the markets perceive them to be secure. Despite the Company's security measures, its infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that the Company may have to use additional resources to address these problems. Messages sent through the Company's SecureDelivery.com messaging portal will reside, for a user-specified period of time, in the Company's data center facilities. Also, the Company's planned ZixCharge business will retain certain confidential customer information at the Company's data center facilities. Any physical or electronic break-ins or other security breaches or compromises of this information could expose the Company to significant liability, and customers could be reluctant to use its Internet related products and services.

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

         UNKNOWN DEFECTS OR ERRORS IN PRODUCTS OR SERVICES

           Any of ZixMail, the SecureDelivery.com messaging portal or ZixCharge could contain undetected defects or errors. Despite the Company's testing, defects or errors may occur, which could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to the Company's reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could harm the Company's business.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the period ended September 30, 2000, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 1999 Annual Report to Shareholders on Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on September 20, 2000. At this meeting, the shareholders elected as directors of the Company, David P. Cook, H. Wayne Huizenga, Michael E. Keane, James S. Marston, Jeffrey P. Papows, Antonio R. Sanchez, Jr. and Dr. Ben G. Streetman. The tabulation of votes with respect to the election of directors is as follows:


   Nominee                          Shares For              Shares Withheld
   -------                          ----------              ---------------
David P. Cook                       15,041,468                   304,411
H. Wayne Huizenga                   15,245,315                   100,564
Michael E. Keane                    15,248,526                    97,353
James S. Marston                    15,248,280                    97,599
Jeffrey P. Papows                   15,239,210                   106,669
Antonio R. Sanchez, Jr.             15,251,315                    94,564
Dr. Ben G. Streetman                15,249,360                    96,519

         The shareholders voted to increase the number of shares of common stock available for grant under the 1995 Long-Term Incentive Plan from 1,000,000 to 1,825,000 shares. The tabulation of votes with respect to the change in the number of shares available for grant is as follows:

                   For               14,284,367
                   Against            1,021,782
                   Abstain               39,730

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

                           *10.1 Distribution Agreement, dated August 17, 2000, between Yahoo! Inc. and the Company (excluding the exhibits). The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any of the exhibits referred to but not included in the Distribution Agreement filed with the SEC.

                           *10.2 Letter Agreement, dated October 18, 2000, between the Company and Jeffrey P. Papows.

                           *10.3 1995 Long-Term Incentive Plan of the Company (Amended and Restated as of September 20,
                                    2000).

                           *10.4 Marketing and Distribution Agreement, effective November 6, 2000, between the Company and Entrust Technologies, Inc. (excluding the schedules). The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any of the schedules referred to but not included in the Marketing and Distribution Agreement filed with the SEC.

                           *10.5 Enterprise and CA Services Agreement, effective November 6, 2000, between the Company and Entrust Technologies, Inc. (excluding the schedules). The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any of the schedules referred to but not included in the Enterprise and CA Services Agreement filed with the SEC.

                           *27.1    Financial Data Schedule.

     b. Reports on Form 8-K

         No reports of the Registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended September 30, 2000.



* Filed herewith.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ZIXIT CORPORATION
                                           (Registrant)



Date: November 14, 2000                  By:      /s/ Steve M. York
                                            -----------------------------------
                                                      Steve M. York
                                         Senior Vice President, Chief Financial
                                                  Officer, and Treasurer
                                             (Principal Financial Officer and
                                                  Duly Authorized Officer)

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

*10.1             Distribution Agreement, dated August 17, 2000, between Yahoo!
                  Inc. and the Company (excluding the exhibits). The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any of the exhibits referred to but not included in the Distribution Agreement filed with the SEC.

*10.2 Letter Agreement, dated October 18, 2000, between the Company and Jeffrey P. Papows.

*10.3             1995 Long-Term Incentive Plan of the Company (Amended and
                  Restated as of September 20, 2000).

*10.4             Marketing and Distribution Agreement, effective November 6,
                  2000, between the Company and Entrust Technologies, Inc.
                  (excluding the schedules). The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any of the schedules referred to but not included in the Marketing and Distribution Agreement filed with the SEC.

*10.5             Enterprise and CA Services Agreement, effective November 6,
                  2000, between the Company and Entrust Technologies, Inc.
                  (excluding the schedules). The Company agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any of the schedules referred to but not included in the Enterprise and CA Services Agreement filed with the SEC.

*27.1             Financial Data Schedule.

* Filed herewith.