Form 10-K405
period 2000-12-31
ZIXIT CORP
filed 2001-03-13
CIK 855612

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                ------------ TO
                                  ------------

                        COMMISSION FILE NUMBER: 0-17995
                               ZIXIT CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                      TEXAS                                            75-2216818
            (State of Incorporation)                     (I.R.S. Employer Identification Number)

                             2711 N. HASKELL AVENUE
                               SUITE 2850, LB 36
                            DALLAS, TEXAS 75204-2911
                    (Address of Principal Executive Offices)

                                 (214) 515-7300
              (Registrant's Telephone Number, Including Area Code)
                             ---------------------

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 2001, there were 17,040,663 shares of ZixIt Corporation $0.01 par value common stock outstanding, 14,797,067 of which having an aggregate market value of $121,631,891 were held by non-affiliates. For purposes of the above statement, all directors and officers of the Registrant are presumed to be affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     ZixIt Corporation ("ZixIt" or "the Company") develops and markets products and services that enhance privacy, security and convenience over the Internet.

     With the advent of the Internet, exchanging information in digital form has become commonplace, and it will become even more widespread with the penetration of personal computers into a larger percentage of businesses and households around the world. Email has already become more popular than conventional mail, with hundreds of millions of messages being sent each day.

     The continued viability of the use of email, particularly for commercial applications, will depend, to a large extent, on the ability to protect messages and data as they travel through the Internet. This information can be protected using the power of modern day cryptography. Encryption can provide the assurance that only the intended recipient can view a message.

     The Internet has created an interesting dichotomy with respect to the security of corporate data. On the one hand, corporations have spent millions of dollars setting up firewalls and installing virus protection to protect the integrity of their data from hackers seeking entrance via the Internet. On the other hand, any time that same data is exposed to transmission across the Internet, it is susceptible to interception and compromise by unknown individuals. The products and services offered by ZixIt solve this problem by providing efficient and inexpensive solutions to the heretofore unwieldy problems associated with encryption programs. ZixIt brings privacy and security to the acknowledged "killer application" of the Internet -- email.

     ZixIt was incorporated in Texas in 1988. ZixIt's executive offices are located at 2711 N. Haskell Avenue, Suite 2850, Dallas, Texas 75204-2911 (telephone (214) 515-7300). ZixIt's secure data center is also located in Dallas, Texas, and its HTTP/SMTP relay systems are located in Dallas, Texas; Herndon, Virginia; and San Jose, California.

     Successful growth of a development stage enterprise, like ZixIt, is costly. Moreover, the Internet arena is highly competitive. ZixIt's growth depends, in large measure, on the timely development and market acceptance of its new products and services. ZixIt's future growth involves risks and uncertainties, and there are no assurances that ZixIt will be successful in its current business endeavors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for a description of certain management assumptions, risks and uncertainties relating to ZixIt's operations.

PRODUCTS AND SERVICES

     ZixMail(TM) is a secure document delivery service that enables Internet users worldwide to easily send and receive encrypted and digitally signed email communications without changing their existing email systems or addresses. ZixMail received PC Magazine's Editors' Choice Award in January 2001 for the email security category. Among the features offered, ZixMail allows only intended recipients to read email messages, protects email messages from tampering, irrefutably identifies the sender of an email message, adds a certified time-stamp to each email message and compresses and encrypts email file attachments. ZixMail uses 1024-bit public key and Triple-DES encryption. Other features include integration with Microsoft Outlook(R), spell checking, hyperlink support, rich-text formatting features and the ability to send secure messages to anyone in the world, including recipients who are not ZixMail subscribers. Recipients who are not ZixMail subscribers receive ZixMail messages through a secure Web delivery mechanism known as ZixMail.net. (This service was previously known as SecureDelivery.com.) ZixIt has consolidated all of its marketing and branding efforts around the brand ZixMail.

     ZixIt has architected the server platform that supports the ZixMail.net service to allow for interoperability between encryption formats and allow for the delivery of messages to recipients through secure (SSL) browsers, secure email and other modes of communication. In the future, this secure messaging platform is expected to enable users to manage incoming secure messages received from other sources as well, including Lotus(R) Notes(R) and branded Web-based email compose forms, and in other encryption formats, such as S/MIME and PGP(R). When this feature is completed, incoming messages will be forwarded directly to the recipient, based on recipient selected encryption options.

     ZixMail is list priced at $24 per year per email address. Potential ZixMail customers include individuals and businesses that require secure communication and document transmission, such as the academic, accounting, banking, brokerage, healthcare and legal industries. ZixMail has received worldwide encryption export approval from the U.S. Department of Commerce. Countries and territories excluded from the approval are Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria and the Taliban-controlled areas of Afghanistan.

     The Company has also developed ZixCharge(TM), a shopping portal and Internet payment authorization system, that enables consumers, using their existing charge cards, to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants. ZixCharge(TM) has not been commercially released. The resolution of a lawsuit against VISA could have a material effect on the Company's ability to market the ZixCharge system. See Item 3. "Legal Proceedings" below and Note 9 to the consolidated financial statements.

SALES AND MARKETING

     The Company is in the process of increasing its direct sales staff to target the Fortune 1000 list of corporations. To accomplish this objective, the Company plans to augment its current sales force over the next six months with approximately eight full-time sales personnel as well as approximately four technical sales representatives. The focus of the sales effort is clearly aimed at corporate users. The corporate messaging market is dominated by Lotus Corporation with Lotus Notes and Microsoft Corporation with Microsoft Outlook. A published report indicates that the two companies control 145 million seats in the competitive corporate desktop market, with Lotus reporting 78 million seats and Microsoft reporting 67 million seats. As previously mentioned, ZixMail can be installed in Microsoft Outlook. A "plug-in" version of ZixMail will be available for users of Lotus Notes in April 2001. Capturing 1.3% of this combined market would give ZixIt more than 1.8 million subscribers. As discussed more completely in Item 7 below, the Company believes that a base of 1.8 million subscribers would enable it to become cash flow positive from operations.

     To reach a larger customer base for its secure-messaging products and services than it can reach through its direct sales and marketing efforts and to assist the Company in promoting its secure-messaging services, the Company is pursuing collaborative relationships with third parties that possess or market to companies with large existing email user bases. To date, the Company has entered into agreements of this type with Yahoo! Inc. ("Yahoo!"), Entrust Technologies, Inc ("Entrust"), Hummingbird, Ltd. ("Hummingbird") and IT Factory, Inc. ("IT Factory"). Under the Yahoo! agreement, signed in August 2000, the Company is providing Yahoo!(R) Mail (http://mail.yahoo.com) users with the option to send encrypted email messages through the Company's ZixMail.net messaging portal. Under a Marketing and Distribution Agreement with Entrust, entered into in November 2000, Entrust will modify its Entrust/Express(R) product to provide Entrust/ Express users the option of using the ZixMail service as a mechanism for providing secure email when the intended message recipient does not have an Entrust certificate. The agreement with Hummingbird, also signed in November 2000, enables the integration of ZixMail's secure messaging platform into Hummingbird's Enterprise Information Portal, an integrated, scalable environment built on Hummingbird's data and document integration and management systems. The agreement with IT Factory, which was signed in January 2001, provides for marketing of the Company's ZixMail product to the users of Lotus Notes(R).

     In addition to targeting the Fortune 1000 corporations, the Company is also targeting two vertical markets at this time -- the legal market and the healthcare industry. ZixIt has also entered into a strategic marketing relationship for the legal market with Control Systems, Inc. ("Control Systems"), a Boca Raton-based provider of cost recovery products. Control Systems will provide ZixIt's ZixMail product to law firms and other professional organizations as part of Control Systems' product suite. The product, to be branded "ZixTrak(TM) for ZixMail" will enable firms to track and charge back for secure messaging costs, just as is done for copy, fax, network printing and long distance phone services. This agreement was signed in November 2000. The healthcare industry offers commercial opportunities as a result of the provisions mandated by the Health Insurance Portability and Accountability Act (HIPAA). It is clear from the first and second series of HIPAA regulations that eliminating paper flow and maintaining privacy are two of the prime objectives of this major piece of federal legislation. The Company is well positioned to provide solutions for both of these goals, and it is in the process of adding sales staff and developing alliances to directly target this sector.

     Although the major focus of the company will be on corporate users, a large consumer market also exists. For a home user, there will always be messages about medical, employment or financial matters that need to be transmitted securely. The Company believes that once individuals are introduced to ZixMail in the corporate environment, they will develop a keener awareness of the insecurity of the Internet as a messaging medium. In particular, we see the telecommuter market as a target for secure email services.

EMPLOYEES

     ZixIt had 101 employees as of February 28, 2001.

RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS

     ZixIt's continuing operations incurred research and development expenses of $8,661,000 in 2000 and $23,548,000 in 1999. Research and development expenses related to ZixIt's discontinued operations amounted to $4,931,000 in 1998.

     ZixIt has filed several patent applications covering concepts ZixIt is employing, or may employ, in implementing its Internet businesses. In addition, ZixIt and certain of its subsidiaries have filed for trademarks and service marks, as applicable, for "ZixIt," "ZixMail," "ZixCharge" and other marks.

CUSTOMERS

     ZixIt, a development stage company, had no significant revenues in 2000 and 1999. The Company began charging for its ZixMail services in the first quarter of 2001.

SALES BACKLOG

     As a development stage company, ZixIt had no measurable backlog as of February 28, 2001 and February 29, 2000.

GEOGRAPHIC INFORMATION

     ZixIt's operations are based in the United States, and corporate assets at December 31, 2000 were primarily comprised of cash investments and marketable securities invested in U.S. corporate debt securities and U.S. government agency securities.

ITEM 2. PROPERTIES.

     ZixIt leases approximately 9,400 square feet of space for its corporate offices in Dallas, Texas under a sublease that expires in September 2004 and approximately 29,000 square feet of space for its primary secure data center operations in Dallas, Texas under a sublease that expires in September 2004. In 2000 and 1999, ZixIt invested approximately $29,000,000 in property and equipment to establish the secure data center. Features of the secure data center include:

     - Multi-level security, including cameras, access controlled with badge and biometric hand readers and 24-hour operations personnel and security guards

     - Communications:

       - Three redundantly configured DS3 (45 Mbit) fiber connections

       - Three independent ISPs

       - Redundant Cisco 7500 routers

      - Power:

       - Redundant electrical feeds from two independent utility power grids

       - Redundant 400 kw UPS systems

       - 1,000 kw diesel generator located underground

       - Four redundantly configured Power Distribution Units (PDU's)

     - Two Sun (Starfires) Enterprise 10,000 Application Servers; currently 64 Central Processing Units (CPUs), but expandable to 128 CPUs

     -  6 Sun Enterprise 4500 Application Services

     -  220 Sun UltraSparc web Servers

     - 5 EMC Symmetrix(TM) 3830 Enterprise Storage units for online storage (7 Terabytes currently, but expandable to 15 Terabytes)

     - 2 EMC Symmetrix(TM) 3900 Enterprise Storage units for online storage (9 Terabytes currently, but expandable to 18 Terabytes)

     - StorageTek automated tape library (360-tape capacity) for offline storage (12-20 Terabytes)

     - Email-based customer response center systems, including 3 Intel-based servers with estimated intelligent response capacity of 20,000 inquiries per day

     ZixIt also leases space in Herndon, Virginia and San Jose, California for its HTTP/SMTP relay systems under a month-to-month lease and a lease that expires in June 2001, respectively. ZixIt also has an additional HTTP/SMTP relay system located in Dallas. These relays enable ZixIt to serve those ZixMail users who choose not to use their existing SMTP mail servers or who desire to use a HTTP-based email address, such as a Yahoo(TM) or HotMail(TM) address.

ITEM 3. LEGAL PROCEEDINGS.

     On December 30, 1999, the Company and ZixCharge.com, Inc. ("ZixCharge"), a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192nd Judicial District Court of Dallas County, Texas. To obtain large numbers of consumers and merchants as users of its ZixCharge system, the Company's initial marketing efforts were focused on obtaining financial institutions as sponsors of the ZixCharge system. The suit alleges that Visa undertook a series of actions that interfered with these prospective business relationships and disparaged the Company, its products, its management and its stockholders. The suit alleges that Visa intentionally set out to destroy the Company's ability to market its ZixCharge system, which competed against the MasterCard and Visa-owned Secure Electronic Transaction system. The suit, which is in the discovery phase, seeks monetary damages and such other relief as the court deems appropriate. The Company believes it is unlikely that any Visa member banks will enter into any ZixCharge sponsorship agreements until the Visa litigation is resolved. Moreover, the resolution of the lawsuit could have a material effect on the Company's ability to market the ZixCharge system.

     The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ZixIt's common stock trades on the NASDAQ National Market System under the symbol ZIXI. The following table shows the high and low sales prices by quarter for 2000 and 1999. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                                                        2000                1999
                                                  ----------------    ----------------
QUARTER ENDED                                      HIGH      LOW       HIGH      LOW
-------------                                     ------    ------    ------    ------
March 31........................................  $96.50    $29.50    $19.75    $ 6.69
June 30.........................................  $71.50    $21.50    $90.00    $15.00
September 30....................................  $59.47    $27.62    $56.00    $25.62
December 31.....................................  $31.38    $ 5.97    $71.31    $23.50

     At February 28, 2001, there were 17,040,663 shares of common stock outstanding held by 451 stockholders of record. On that date, the last reported sales price of the common stock was $8.22.

     ZixIt has not paid any cash dividends on its common stock during the last two years and does not anticipate doing so in the foreseeable future.

     ZixIt's 2001 Annual Meeting of Stockholders will be held on May 15, 2001 at 10:00 a.m. Eastern time. The Annual Meeting date is more than 30 days prior to the anniversary date of last year's annual meeting. The deadline for submitting stockholder proposals to be included in ZixIt's proxy statement or considered at the Annual Meeting has been changed to March 23, 2001. Any stockholder proposal will be considered untimely if ZixIt does not receive notice of the matter by March 23, 2001.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the years in the five-year period ended December 31, 2000, which are derived from the audited consolidated financial statements of the Company. The consolidated financial statements and notes thereto as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998, and the report of Ernst & Young LLP thereon are included elsewhere in this Form 10-K. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              2000       1999      1998       1997      1996
                                            --------   --------   -------   --------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (1):
Revenues.................................   $    394   $     99   $    --   $     --   $    --
Research and development expenses(5).....     (8,661)   (23,548)       --         --        --
Operating costs and general corporate
  expenses(2)(5).........................    (42,983)   (16,696)   (4,022)    (2,931)   (3,012)
Investment income, net...................      1,928      3,533     1,956      1,068     2,793
                                            --------   --------   -------   --------   -------
Loss from continuing operations before
  income taxes...........................    (49,322)   (36,612)   (2,066)    (1,863)     (219)
Income taxes.............................         --        807       576         (8)      (77)
                                            --------   --------   -------   --------   -------
Loss from continuing operations..........    (49,322)   (35,805)   (1,490)    (1,871)     (296)
Discontinued operations(1)
  Income (loss) from discontinued
     operations, net of income
     taxes(3)(4).........................         --         --     6,105    (12,089)     (348)
  Gain (loss) on sale of discontinued
     operations, net of income taxes.....        441      1,453    21,651     (3,657)       --
                                            --------   --------   -------   --------   -------
                                                 441      1,453    27,756    (15,746)     (348)
                                            --------   --------   -------   --------   -------
Net income (loss)........................   $(48,881)  $(34,352)  $26,266   $(17,617)  $  (644)
                                            ========   ========   =======   ========   =======
Basic and diluted earnings (loss) per
  common share
  Continuing operations..................   $  (3.03)  $  (2.35)  $ (0.09)  $  (0.12)  $ (0.02)
  Discontinued operations................       0.03       0.10      1.75      (1.05)    (0.02)
                                            --------   --------   -------   --------   -------
  Net income (loss)......................   $  (3.00)  $  (2.25)  $  1.66   $  (1.17)  $ (0.04)
                                            ========   ========   =======   ========   =======
Shares used in computing basic and
  diluted earnings (loss) per share......     16,266     15,244    15,836     15,081    14,637
BALANCE SHEET DATA:
Working capital..........................   $ 48,685   $ 39,766   $81,291   $ 63,648   $43,047
Total assets.............................     78,677     66,523    86,898     63,919    72,206
Total stockholders' equity...............     75,130     62,894    81,449     63,696    71,756
Stockholders' equity per share...........       4.41       4.10      5.40       3.76      4.87

---------------

(1) In 1995, the Company acquired Cotag International Limited, Cardkey Systems, Inc., Cardkey Systems Limited and WaveNet International, Inc. WaveNet International, Inc. was sold in 1997, while the remainder of these businesses and the Company's Transportation Systems Group ("TSG") were sold in 1998. The operating results of these businesses have been classified as discontinued operations for all periods presented. See Note 6 to the consolidated financial statements included herein.

(2) Operating costs and general corporate expenses for the years 1996 through 1998 represent the costs associated with a holding company function.

(3) In 1997, loss from discontinued operations includes a $5.7 million pre-tax contract loss provision related to a multi-year implementation of an electronic toll collection system by the TSG.

(4) In 1997, income taxes related to discontinued operations includes $4.7 million representing the effect of establishing a valuation allowance for U.S. deferred tax assets.

(5) In 2000 and 1999, expenses associated with continuing operations include non-cash stock-based compensation of $11.8 million and $12.3 million, respectively. See Note 3 to the consolidated financial statements included herein. In 2000, expenses also include advertising costs totalling $10.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Historically, the Company operated in one industry segment, the provision of systems and solutions for the intelligent transportation, electronic security and other markets. The Company's operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The businesses comprising this industry segment were sold during 1998 and 1997 and have been classified as discontinued operations in the consolidated financial statements. See Note 6 to the consolidated financial statements, "Discontinued Operations," for additional discussion.

     Since January 1999, the Company has been developing a digital signature and encryption technology and is developing a series of products and services that enhance privacy, security and convenience over the Internet. The Company did not begin to charge for the use of these products and services until the first quarter of 2001. ZixMail(TM) is a user friendly, secure document delivery service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses.

     The foundation of the Company's business model for its ZixMail services centers around the financial leverage expected to be generated by revenues that are believed to be predominantly recurring in nature and an efficient cost structure for data center operations, the core of which is expected to remain relatively stable regardless of the number of users. New business is expected to be generated from the Company's own direct sales efforts, its affiliate marketing programs and the promotional efforts of its strategic marketing partners. Revenue streams in the near term are projected to consist primarily of ZixMail subscription fees, which are list priced at $24.00 per year per email address and generally expected to be collected annually at the beginning of the subscription period. In the first quarter of 2001, the Company began charging for its ZixMail services and, during 2001, expects to expand its sales and marketing reach and to incur certain variable customer acquisition costs associated with generating subscription fees. These variable costs include revenue sharing arrangements with the Company's strategic marketing partners, anticipated to average between 20 to 25 percent of first-year subscription fees, and performance-based incentive compensation earned by the Company's direct sales staff.

     Based upon its anticipated cost structure, the Company currently estimates that it can become cash flow positive from operations in any period in which it receives annual subscription fees from an average of 150,000 or more new subscribers per month. The Company believes that it is possible to attain such levels sometime in the first half of 2002. If a base of 1,800,000 subscribers is attained, the Company will achieve the financial leverage generated by recurring revenues and a relatively stable cost structure, which is expected to result in a favorable cash flow scenario as new subscribers are added. For financial accounting purposes, subscription fees will be recognized as revenue on a prorated basis over the length of the subscription period, usually one year. As a result of the spreading of revenues over the applicable service period, a large portion of the new business added in 2001 will not be recognized as revenue in 2001; however, the deferred revenues generated will provide the Company with additional cash and a predictable base of revenue leading into 2002. When coupled with the Company's significant levels of non-cash expenses, which again are expected to exceed $20,000,000, this method of recognizing revenue makes it likely that the Company will incur a substantial net loss in 2001. However, as was the case in 2000, the anticipated reduction in the Company's cash resources in 2001 will be substantially less than the expected net loss.

     Additionally, in October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc. ("Anacom"), a privately-held provider of real-time transaction processing services to Internet merchants.

RESULTS OF OPERATIONS

  CONTINUING OPERATIONS

     Revenues

     The Company is in the development stage and had no significant revenues in 2000, 1999 and 1998. The Company began charging for its ZixMail products and services in the first quarter of 2001. Subscription fees billed or received from customers in advance of service delivery will be recorded as deferred revenue and recognized as revenues ratably over the length of the subscription period.

     Research and development expenses

     The Company began incurring development expenses for its current business endeavors in the first quarter of 1999, resulting in total research and development expenses of $23,548,000 in 1999 and $8,661,000 in 2000. The 1999
expenses include a net non-cash charge of $6,915,000 representing the fair value of options granted to Lante Corporation ("Lante"), a third party Internet services company that assisted the Company with its development efforts, reduced by $1,872,000, the fair value, on the date of grant, of options granted to the Company by Lante. Lante's engagement was completed in November 1999, resulting in a final valuation for the options granted to Lante. The remaining research and development expenses in 1999 of $16,633,000 primarily consist of expenditures to third parties, including $11,282,000 paid to Lante, for development of software for the Company's base technology and related ZixMail and ZixCharge systems. In 2000, employee compensation costs increased but were more than offset by a reduction in third party consulting expenditures as a result of hiring additional technical personnel to support the development of the Company's various Internet products.

     Operating costs and general corporate expenses

     Operating costs and general corporate expenses increased from $4,022,000 in 1998 to $16,696,000 in 1999 and further increased to $42,983,000 in 2000. The change from 1998 to 1999, amounting to $12,674,000, is primarily due to expenditures for marketing, expanded lease facilities, personnel and start-up operating costs relating to establishing the Company's Internet related businesses. Included in 1999 are non-cash charges of $8,257,000, including a non-recurring expense of $3,335,000, relating to stock options granted in January 1999 to certain of the Company's outside directors under a plan that was approved by the stockholders in September 1999. The increase from 1999 to 2000, amounting to $26,287,000, is primarily due to discretionary advertising costs of $10,267,000 for various print media and online advertising on sites such as Yahoo!, Lycos and McAfee.com and non-cash charges of $20,453,000, including stock-based compensation of $11,800,000. In the near-term, the Company plans to build out its sales and marketing staff to support an increased sales and marketing effort. Additionally, new categories of costs will begin to be incurred such as variable customer acquisition costs associated with generating subscription fees.

     The Company recognizes significant non-cash stock-based compensation expense resulting from common stock issuable in connection with the purchase of Anacom and from certain stock option grants made to third party service providers, employees and directors. Future stock-based compensation expense related to certain of these equity securities is fixed in amount and requires $13,444,000 to be amortized primarily in 2001. The determination of the amount to be expensed for the remaining equity securities requires that they be revalued on each reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. The Company's future results of operations could be materially impacted by a change in valuation of these variable equity securities as a result of future increases or decreases in the price of the Company's common stock. See Notes 3 and 10 to the consolidated financial statements.

     Investment income, net

     Investment income increased from $1,956,000 in 1998 to $3,533,000 in 1999 and decreased to $1,928,000 in 2000. The increase from 1998 to 1999 is attributable to the increase in invested cash and marketable securities resulting from the sale of the Company's businesses in the latter half of 1998, reduced by expenditures in 1999 related to establishing the Company's new Internet related businesses. The change from 1999 to 2000 is primarily due to a write-down of the Company's equity investment in Lante of $1,202,000, representing the decline in market value that management believes is other than temporary. Also contributing to the change is a decrease in invested cash and marketable securities partially offset by an increase in interest rates.

     Income taxes

     The income tax benefit on the loss from continuing operations in 2000 and 1999 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses and unbenefitted tax credits. The income tax benefit on the loss from continuing operations in 1998 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses and a nondeductible investment in a subsidiary. The Company has fully reserved its net deferred tax assets in 1998, 1999 and 2000 due to the uncertainty of future taxable income from the Company's new business initiatives.

     Loss from continuing operations

     As a result of the foregoing, the Company experienced losses from continuing operations of $1,490,000 in 1998, $35,805,000 in 1999 and $49,322,000
in 2000.

  DISCONTINUED OPERATIONS

     The Company sold all of its remaining operating businesses during 1998 realizing net after-tax gains of $21,651,000, $1,453,000 and $441,000 in 1998,
1999 and 2000, respectively. Net operating income from the discontinued businesses was $6,105,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's principal source of liquidity is its net working capital position of $48,685,000, including cash and marketable securities of $50,290,000. The Company plans to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities or U.S. government and agency securities. The Company's 2000 loss from continuing operations included significant non-cash expenses for depreciation and amortization, stock-based compensation and a write-down of marketable equity securities aggregating $22,930,000. Net cash used by continuing operations in 2000 was $26,382,000, primarily representing development and start-up costs relating to the Company's Internet related businesses, including payments for discretionary advertising costs of $10,267,000. The Company began charging for its products and services in the first quarter of 2001. Additionally, in 2000, the Company invested $7,625,000 in property and equipment primarily for additional computer equipment associated with its secure data center; however, expenditures in 2001 for property and equipment are expected to decline. The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities, particularly with regards to discretionary marketing and advertising costs and costs associated with forming or supporting its strategic marketing partners, such as a minimum commitment to Yahoo! totalling $5,700,000, payable over the next two years. Additionally, the Company has committed to make an additional $2,000,000 equity investment in Maptuit Corporation, payable in the Company's common stock or cash, prior to March 30, 2001. See Note 7 to the consolidated financial statements.

     In May 2000, the Company sold, in a private placement, newly issued equity securities to an investor group led by H. Wayne Huizenga and received cash totalling $44,000,000 in three installments. In exchange, the Company issued to the investor group 916,667 shares of its common stock valued at $48.00 per share, ten-year warrants to purchase 916,667 shares of the Company's common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company's common stock at $12.00 per share. The four-year warrants were reallocated from options previously held by David P. Cook, the Company's president and chief executive officer, and are not exercisable until May 1, 2001.

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

     Limited Operating History in Internet Arena

     ZixIt's products and services are targeted at the new and rapidly evolving markets for secure Internet communications and e-commerce. Although the competitive environment in this market has yet to fully develop, ZixIt anticipates that it will be intensely competitive, subject to rapid change and significantly affected by new products and service introductions and other market activities of industry participants.

     ZixIt has only a limited operating history in the Internet arena on which to base an evaluation of its business and prospects. ZixIt's prospects must be considered in light of the risks and uncertainties encountered by other Internet companies in the early stages of development. These risks and uncertainties are often more pronounced for companies in new and rapidly evolving markets, particularly Internet-related businesses.

     Timely Development of Products and Services

     ZixIt must be able to successfully and timely develop its products and services. The commercial version of ZixMail was first released in March 2000 and an enhanced version was released in July 2000. ZixIt's new Internet secure-messaging portal -- ZixMail.net -- was first opened at the end of July 2000. ZixIt has not earned any significant revenues from its ZixMail products or services, although ZixIt first began charging for these products and services in the first quarter of 2001. ZixCharge has not been commercially released.

     Market Acceptance

     ZixIt must be able to achieve broad market acceptance for its products and services. To ZixIt's knowledge, there are currently no Internet secure-messaging services, such as ZixMail, that operate at the scale that ZixIt would require, at its current expenditure levels and proposed pricing, to become profitable from its secure-messaging operations. To reach a larger customer base for its secure-messaging products and services than ZixIt can reach through its direct sales and marketing efforts, ZixIt is pursuing collaborative relationships with third parties with large existing user bases to assist ZixIt in promoting its secure-messaging services. There is no assurance that ZixIt will be successful in entering into these relationships, or that if entered into, they will significantly assist ZixIt in obtaining large numbers of ZixMail users. Moreover, in any event, there is no assurance that enough paying users will ultimately be obtained to enable ZixIt to operate profitably.

     ZixCharge Uncertainties

     Since the commercial version of ZixCharge has not yet been released, there are currently no consumers or merchants using ZixCharge. As noted in its periodic SEC filings, ZixIt has initiated litigation against Visa, which alleges that Visa set out to destroy ZixIt's ability to market ZixCharge. ZixIt believes it is unlikely that any Visa member banks will enter into any ZixCharge related collaborative relationship until the Visa litigation is resolved. Moreover, the resolution of this litigation could have a material effect on ZixIt's ability to market the ZixCharge system.

     No Significant Revenues

     ZixIt currently has no significant revenues.

     Competition

     ZixIt is a new entrant into the rapidly evolving secure Internet communications and e-commerce markets. ZixIt will be competing with larger companies that have access to greater capital, research and development, marketing, distribution and other resources than it does. In addition, the Internet arena is characterized by extensive research efforts and rapid product development and technological change that could render ZixIt's products and services obsolete or noncompetitive. ZixIt's failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for those products and services could have a significant adverse effect on its business, financial condition and results of operations. ZixIt may decide, at any time, to delay, discontinue or not initiate the development and release of any one or more of its planned or contemplated products and services.

     Attempts have been made to define the size and nature of the market comprising secure Internet communications. A Robert W. Baird & Co. study of this market has coined the term "Secure e-Document Delivery Industry" to describe the activity and business within this sector. This report is instructive with respect to the competition within this market segment as it seeks to identify the market segments and to analyze the various participants. The analysis divides the secure e-document delivery industry into three segments: (1) email content management; (2) email statement creation and delivery; and (3) secure messaging. The report identifies twenty-six companies that participate in one, two, or all three of these market segments. These companies include: Aladdin Knowledge Systems, CertifiedMail.com, click2send, Content Technologies, Critical Path, Disappearing, Inc., e-Docs, eLynx, ePage, e-Parcel, Hushmail, MessagingDirect, MicroVault, NetEx, PostX, Private Express, Slam Dunk Networks, SRA International, Ten Four AB, Trend Micro, Tumbleweed Communications, United Parcel Service, ValiCert, Xenos, ZipLip, and ZixIt. Not included in this listing are PGP (Pretty Good Privacy), a division of Network Associates and SigabaSecure.

     While several of these companies participate in two or three of the market segments listed above, more than half -- 14 companies, including ZixIt -- focus only on the secure messaging segment. The report notes that this field is crowded because the technological requirements to compete in this space are widely available -- like public key infrastructure and encryption, as well as standard Internet and email protocols. While many of these companies compete with ZixIt, some of these companies do not. For example, although Slam Dunk Networks delivers messages securely, it does so within an enterprise-to-enterprise environment -- the automated exchange of purchase orders between business partners, for example. Today, ZixIt participates primarily in the Desktop-to-Desktop market allowing individuals to transmit items like contracts, spreadsheets, and other sensitive documents that are prepared on an ad hoc basis. Competition in this market includes, but is not limited to, CertifiedMail, Hushmail, PGP, Private Express, SigabaSecure and ZipLip.

     Although the foregoing analysis attempts to categorize and classify the secure e-document delivery market into specific niches, it is far too early in the evolution of this industry to accurately portray its structure. What may be viewed today as competitive relationships between two or more participants may, in the near future, become collaborative relationships. Thus, while assessment of the competition is a fundamental part of this analysis, the fluid nature of the evolving technology in this market could produce alliances between apparent competitors that are impossible to predict today.

     Security Interruptions and Security Breaches

     ZixIt's business depends on the uninterrupted operation of its secure data center. ZixIt must protect this center from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond its control. Any damage or failure that causes interruptions in its secure data center operations could materially harm its business, financial condition and results of operations.

     In addition, ZixIt's ability to issue digitally-signed certified time-stamps and public encryption codes in connection with its ZixMail service and deliver messages through its ZixMail.net message portal depends on the efficient operation of the Internet connections between customers and ZixIt's data center. ZixIt depends on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

     Furthermore, it is critical that ZixIt's facilities and infrastructure remain secure and the market perceives them to be secure. Despite ZixIt's security measures, its infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that ZixIt may have to use additional resources to address these problems. Messages sent through ZixIt's ZixMail.net message portal will reside, for a user-specified period of time, in its data center facilities. Also, ZixIt's planned ZixCharge business will retain certain confidential customer information in its data center facilities. Any physical or electronic break-ins or other security breaches or compromises of this information could expose ZixIt to significant liability, and customers could be reluctant to use its Internet-related products.

     Key Personnel

     ZixIt depends on the performance of its senior management team and other key employees, particularly highly skilled technical and sales and marketing personnel. ZixIt's success also depends on its ability to attract, retain and motivate these individuals. There is intense competition for these personnel, and ZixIt faces a tight employment market in general. There are no agreements with any of ZixIt's personnel that prevent them from leaving ZixIt at any time. In addition, ZixIt does not maintain key person life insurance for any of its personnel. The loss of the services of any of ZixIt's key employees or its failure to attract, retain and motivate key employees could harm its business.

     Unknown Defects or Errors

     Any of ZixMail, the ZixMail.net message portal or ZixCharge could contain undetected defects or errors. Despite ZixIt's testing, defects or errors may occur, which could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to ZixIt's reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could harm ZixIt's business.

     Public Key Cryptography Technology

     ZixIt's products and services employ, and future products and services may employ, public key cryptography technology. With public key cryptography technology, a user has a public key and a private key, which are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of a user's private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of a user's private key is predicated on the assumption that it is difficult to mathematically derive a user's private key from the user's related public key. Should methods be developed that make it easier to derive a user's private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require ZixIt to make significant changes to its products, which could damage its reputation and otherwise hurt its business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This, or related, publicity could affect public perception of the security afforded by public key cryptography technology, which could harm ZixIt's business.

     Government Regulation

     Exports of software products using encryption technology are generally restricted by the U.S. government. Although ZixIt has obtained U.S. government approval to export its ZixMail product to almost all countries in the world, the list of countries to which ZixMail cannot be exported could be revised in the future. Furthermore, some foreign countries impose restrictions on the use of software products using encryption technology, such as the ZixMail product. Failure to obtain the required governmental approvals would preclude ZixIt from selling the ZixMail product in international markets.

     Lack of Generally Accepted Standards

     There is no assurance that ZixIt's products and services will become generally accepted standards or that they will be compatible with any standards that become generally accepted.

     Intellectual Property Rights

     ZixIt may have to defend its intellectual property rights or defend against claims that ZixIt is infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive. Infringement claims could require ZixIt to develop non-infringing products or enter into royalty or licensing arrangements. Royalty or licensing arrangements, if required, may not be obtainable on terms acceptable to ZixIt. ZixIt's business could be significantly harmed if it is not able to develop or license the necessary technology. Furthermore, it is possible that others may independently develop substantially equivalent intellectual property, thus enabling them to effectively compete against ZixIt.

     Sale of Businesses

     ZixIt disposed of its remaining operating businesses in 1998 and 1997. In selling those businesses, ZixIt agreed to provide customary indemnification to the purchasers of those businesses for breaches of representations and warranties, covenants and other specified matters. Although ZixIt believes that it has adequately provided for future costs associated with these indemnification obligations, indemnifiable claims could exceed ZixIt's estimates.

     Stock Price

     The market price of ZixIt's common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Also, the market prices of securities of other Internet-related companies have been highly volatile.

     Other Unanticipated Risks and Uncertainties

     There are no assurances that ZixIt will be successful or that it will not encounter other, and even unanticipated, risks. ZixIt discusses other operating, financial or legal risks or uncertainties in its periodic SEC filings. ZixIt is, of course, also subject to general economic risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not believe that it faces material market risk with respect to its cash investments and marketable securities, which totalled $50,290,000 and $39,784,000 at December 31, 2000 and 1999, respectively. These investments, which mature at various dates through September 2001, primarily consist of high-grade U.S. corporate debt securities and U.S. government agency securities, and do not include derivative financial instruments or derivative commodity instruments, as such terms are defined by the Securities and Exchange Commission ("SEC") in applicable regulations. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any interest rate market risk management activities. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's operating results or cash flows due to the short-term, high credit quality nature of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item begins on page F-1 hereof.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference from the section "MANAGEMENT -- Who are our directors, executive officers and significant employees?" in the Company's 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference from the section "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Company's 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference from the section "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference from the section "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS -- Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement.

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

(a)(3) EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   3.1        -- Articles of Incorporation, together with all amendments thereto. Filed as Exhibit 3.1 to ZixIt's Form 10-K for
                 the year ended December 31, 1998, and incorporated herein
                 by reference. Articles of Amendment to Articles of
                 Incorporation, dated September 14, 1999. Filed as Exhibit
                 3.2 to ZixIt's Form 10-Q for the quarterly period ended
                 September 30, 1999, and incorporated herein by reference.
                 Articles of Amendment to Articles of Incorporation, dated
                 October 12, 1999. Filed as Exhibit 3.3 to ZixIt's Form
                 10-Q for the quarterly period ended September 30, 1999,
                 and incorporated herein by reference.
   3.2        -- Restated Bylaws, dated September 14, 1999. Filed as
                 Exhibit 3.2 to ZixIt's Form 10-Q for the quarterly period
                 ended March 31, 2000, and incorporated herein by
                 reference.
   4.1        -- Specimen certificate for common stock of ZixIt. Filed as
                 Exhibit 4.1 to ZixIt's Form 10-K for the year ended
                 December 31, 1999, and incorporated herein by reference.
  10.1        -- 1990 Stock Option Plan of ZixIt (Amended and Restated as
                 of September 1999). Filed as Exhibit 10.1 to ZixIt's Form
                 10-Q for the quarterly period ended September 30, 1999,
                 and incorporated herein by reference. -
  10.2        -- 1992 Stock Option Plan of ZixIt (Amended and Restated as
                 of September 1999). Filed as Exhibit 10.2 to ZixIt's Form
                 10-Q for the quarterly period ended September 30, 1999,
                 and incorporated herein by reference.
  10.3        -- 401(k) Retirement Plan of ZixIt and related Adoption
                 Agreement. Filed as Exhibit 10.5 to ZixIt's Form 10-K for
                 the year ended December 31, 1996, and incorporated herein
                 by reference.
  10.4        -- 1995 Long-Term Incentive Plan of ZixIt (Amended and
                 Restated as of September 20, 2000). Filed as Exhibit 10.3
                 to ZixIt's Form 10-Q for the quarterly period ended
                 September 30, 2000, and incorporated herein by reference.
  10.5        -- 1996 Employee Stock Purchase Plan of ZixIt (Amended and
                 Restated as of July 1, 2000). Filed as Exhibit 10.2 to
                 ZixIt's Form 10-Q for the quarterly period ended June 30,
                 2000, and incorporated herein by reference.
  10.6        -- ZixIt's 1999 Directors' Stock Option Plan (Amended and
                 Restated as of January 1, 2000). Filed as Exhibit 10.5 to
                 ZixIt's Form 10-K for the year ended December 31, 1999,
                 and incorporated herein by reference.
  10.7        -- Stock Option Agreement, effective as of April 29, 1998, between David P. Cook and ZixIt. Filed as Exhibit 10.1 to
                 ZixIt's Form 10-Q for the quarterly period ended June 30,
                 1998, and incorporated herein by reference.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.8        -- Amendment No. 1 to Stock Option Agreement, dated February
                 18, 2000, between David P. Cook and ZixIt. Filed as
                 Exhibit 10.8 to ZixIt's Form 10-K for the year ended
                 December 31, 1999, and incorporated herein by reference.
  10.9        -- Amendment No. 2 to Stock Option Agreement, dated May 2,
                 2000, between David P. Cook and ZixIt. Filed as Exhibit
                 10.1 to ZixIt's Form 10-Q for the quarterly period ended
                 March 31, 2000, and incorporated herein by reference.
  10.10*      -- Amendment No. 3 to Stock Option Agreement, dated November
                 2, 2000, between David P. Cook and ZixIt.
  10.11*      -- Employment Agreement, effective as of December 26, 2000, between David P. Cook and ZixIt.
  10.12       -- Severance Agreement, dated November 4, 1996, between
                 Amtech Corporation and Steve M. York. Filed as Exhibit
                 10.28 to ZixIt's Form 10-K for the year ended December
                 31, 1996, and incorporated herein by reference.
  10.13       -- Severance Agreement, dated November 4, 1996, between
                 Amtech Corporation and Ronald A. Woessner. Filed as
                 Exhibit 10.12 to ZixIt's Form 10-K for the year ended
                 December 31, 1998, and incorporated herein by reference.
  10.14       -- Letter Agreement, dated October 18, 2000, between ZixIt and Jeffrey P. Papows. Filed as Exhibit 10.2 to ZixIt's
                 Form 10-Q for the quarterly period ended September 30,
                 2000, and incorporated herein by reference.
  10.15       -- Sublease Agreement, dated February 12, 1999, between
                 Fidelity Corporate Real Estate, L.L.C. and ZixIt
                 Operating Corporation. Filed as Exhibit 10.13 to ZixIt's
                 Form 10-K for the year ended December 31, 1998, and
                 incorporated herein by reference.
  10.16       -- Sublease Agreement, dated May 8, 2000, between Rosewood
                 Resources, Inc. and ZixIt. Filed as Exhibit 10.1 to
                 ZixIt's Form 10-Q for the quarterly period ended June 30,
                 2000, and incorporated herein by reference.
  10.17       -- Purchase and Sale Agreement, dated October 1, 1999, among
                 ZixIt, Anacom Communications, Inc. (Delaware
                 corporation), Anacom Communications, Inc. (Texas
                 corporation), Warren E. Rosenfeld and George A. DeCourcy
                 (including exhibits A and C, but excluding exhibit B and
                 the schedules). Filed as Exhibit 2.1 to ZixIt's Form 8-K,
                 dated October 13, 1999, and incorporated herein by
                 reference.
  10.18       -- Common Stock and Warrant Purchase Agreement, dated April
                 11, 2000, between H. Wayne Huizenga and his assigns and
                 ZixIt. Filed as Exhibit 2.1 to ZixIt's Form 8-K, dated
                 April 12, 2000, and incorporated herein by reference.
  10.19       -- Letter Amendment, dated April 27, 2000, to the Common
                 Stock and Warrant Purchase Agreement, dated April 11,
                 2000, between H. Wayne Huizenga and his assigns and
                 ZixIt. Filed as Exhibit 2.2 to ZixIt's Form 8-K, dated
                 May 3, 2000, and incorporated herein by reference.
  10.20       -- Distribution Agreement, dated August 17, 2000, between
                 Yahoo! Inc. and ZixIt. Filed as Exhibit 10.1 to ZixIt's
                 Form 10-Q for the quarterly period ended September 30,
                 2000, and incorporated herein by reference.
  10.21       -- Marketing and Distribution Agreement, effective November
                 6, 2000, between ZixIt and Entrust Technologies, Inc.
                 Filed as Exhibit 10.4 to ZixIt's Form 10-Q for the
                 quarterly period ended September 30, 2000, and
                 incorporated herein by reference.
  10.22       -- Enterprise and CA Services Agreement, effective November
                 6, 2000, between ZixIt and Entrust Technologies, Inc.
                 Filed as Exhibit 10.5 to ZixIt's Form 10-Q for the
                 quarterly period ended September 30, 2000, and
                 incorporated herein by reference.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.23*      -- Investment Agreement, effective December 6, 2000, between
                 Maptuit Corporation and ZixIt.
  21.1*       -- Subsidiaries of ZixIt.
  23.1*       -- Consent of Independent Auditors.
  24.1        -- Power of Attorney (included on page 19 of this Form
                 10-K).

---------------

 *  Filed herewith

(b) REPORTS ON FORM 8-K

     No reports of the Registrant on Form 8-K have been filed with the SEC during the three months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 13, 2001.

                                            ZixIt Corporation

                                            By:      /s/ STEVE M. YORK
                                              ----------------------------------
                                                        Steve M. York
                                                    Senior Vice President,
                                                 Chief Financial Officer and
                                                           Treasurer

                               POWER OF ATTORNEY

     We, the undersigned directors and officers of ZixIt Corporation ("ZixIt"), do hereby severally constitute and appoint David P. Cook and Steve M. York, and each or either of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to ZixIt's Annual Report on Form 10-K for the year ended December 31, 2000, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the SEC, granting unto said attorneys and agents, and each or either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                  /s/ DAVID P. COOK                    President, Chief Executive      March 13, 2001
-----------------------------------------------------  Officer and Director
                   (David P. Cook)                     (Principal Executive Officer)

                  /s/ STEVE M. YORK                    Senior Vice President, Chief    March 13, 2001
-----------------------------------------------------  Financial Officer and
                   (Steve M. York)                     Treasurer (Principal Financial
                                                       and Accounting Officer)

                /s/ H. WAYNE HUIZENGA                  Vice Chairman and Director      March 13, 2001
-----------------------------------------------------
                 (H. Wayne Huizenga)

                /s/ MICHAEL E. KEANE                   Director                        March 13, 2001
-----------------------------------------------------
                 (Michael E. Keane)

                /s/ JAMES S. MARSTON                   Director                        March 13, 2001
-----------------------------------------------------
                 (James S. Marston)

                /s/ JEFFREY P. PAPOWS                  Chairman and Director           March 13, 2001
-----------------------------------------------------
                 (Jeffrey P. Papows)

             /s/ ANTONIO R. SANCHEZ, JR.               Director                        March 13, 2001
-----------------------------------------------------
              (Antonio R. Sanchez, Jr.)

              /s/ DR. BEN G. STREETMAN                 Director                        March 13, 2001
-----------------------------------------------------
               (Dr. Ben G. Streetman)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets at December 31, 2000 and 1999...   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 and for the cumulative
  period from January 1, 1999 through December 31, 2000.....   F-4
Consolidated Statements of Stockholders' Equity and
  Comprehensive Net Loss for the years ended December 31,
  2000, 1999 and 1998.......................................   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 and for the cumulative
  period from January 1, 1999 through December 31, 2000.....   F-6
Notes to Consolidated Financial Statements..................   F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ZixIt Corporation

     We have audited the accompanying consolidated balance sheets of ZixIt Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZixIt Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                     Ernst & Young LLP
Dallas, Texas
February 16, 2001

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 13,347,000    $  6,598,000
  Marketable securities.....................................    36,943,000      33,186,000
  Due from sale of discontinued operations..................            --         581,000
  Other current assets......................................     1,942,000       3,030,000
                                                              ------------    ------------
          Total current assets..............................    52,232,000      43,395,000
Investment in Maptuit Corporation, at cost..................     3,000,000              --
Property and equipment, net.................................    19,400,000      21,006,000
Other noncurrent assets, net................................     4,045,000       2,122,000
                                                              ------------    ------------
                                                              $ 78,677,000    $ 66,523,000
                                                              ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $  2,431,000    $  2,481,000
  Liabilities related to discontinued operations............     1,116,000       1,148,000
                                                              ------------    ------------
          Total current liabilities.........................     3,547,000       3,629,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1 par value, 10,000,000 shares
     authorized; none outstanding...........................            --              --
  Common stock, $0.01 par value, 175,000,000 shares
     authorized; 19,327,563 issued and 17,035,663
     outstanding in 2000; 17,629,929 issued and 15,338,029
     outstanding in 1999....................................       193,000         176,000
  Additional capital........................................   180,128,000     114,740,000
  Unearned stock-based compensation.........................   (14,615,000)    (10,496,000)
  Treasury stock, at cost; 2,291,900 shares.................   (11,314,000)    (11,314,000)
  Accumulated other comprehensive loss......................      (169,000)             --
  Accumulated deficit (includes deficit accumulated during
     the development stage of $83,233,000 in 2000 and
     $34,352,000 in 1999)...................................   (79,093,000)    (30,212,000)
                                                              ------------    ------------
          Total stockholders' equity........................    75,130,000      62,894,000
                                                              ------------    ------------
                                                              $ 78,677,000    $ 66,523,000
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 CUMULATIVE DURING
                                                                                 DEVELOPMENT STAGE
                                            YEAR ENDED DECEMBER 31,            (FROM JANUARY 1, 1999
                                   -----------------------------------------          THROUGH
                                       2000           1999          1998        DECEMBER 31, 2000)
                                   ------------   ------------   -----------   ---------------------
Revenues.........................  $    394,000   $     99,000   $        --       $    493,000
Research and development
  expenses.......................    (8,661,000)   (23,548,000)           --        (32,209,000)
Operating costs and general
  corporate expenses.............   (42,983,000)   (16,696,000)   (4,022,000)       (59,679,000)
Investment income, net...........     1,928,000      3,533,000     1,956,000          5,461,000
                                   ------------   ------------   -----------       ------------
Loss from continuing operations
  before income taxes............   (49,322,000)   (36,612,000)   (2,066,000)       (85,934,000)
Income taxes.....................            --        807,000       576,000            807,000
                                   ------------   ------------   -----------       ------------
  Loss from continuing
     operations..................   (49,322,000)   (35,805,000)   (1,490,000)       (85,127,000)
Discontinued operations:
  Income from discontinued
     operations, net of income
     taxes.......................            --             --     6,105,000                 --
  Gain on sale of discontinued
     operations, net of income
     taxes.......................       441,000      1,453,000    21,651,000          1,894,000
                                   ------------   ------------   -----------       ------------
                                        441,000      1,453,000    27,756,000          1,894,000
                                   ------------   ------------   -----------       ------------
Net income (loss)................  $(48,881,000)  $(34,352,000)  $26,266,000       $(83,233,000)
                                   ============   ============   ===========       ============
Basic and diluted earnings (loss)
  per common share:
  Continuing operations..........  $      (3.03)  $      (2.35)  $     (0.09)
  Discontinued operations........          0.03           0.10          1.75
                                   ------------   ------------   -----------
  Net income (loss)..............  $      (3.00)  $      (2.25)  $      1.66
                                   ============   ============   ===========
Weighted average shares
  outstanding....................    16,266,196     15,244,291    15,835,654
                                   ============   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE NET LOSS

                                                                                                         ACCUMULATED
                                       COMMON STOCK                         UNEARNED                        OTHER
                                   ---------------------    ADDITIONAL    STOCK-BASED      TREASURY     COMPREHENSIVE
                                     SHARES      AMOUNT      CAPITAL      COMPENSATION      STOCK           LOSS
                                   ----------   --------   ------------   ------------   ------------   -------------
Balance, December 31, 1997.......  17,024,563   $170,000   $ 86,236,000   $   (191,000)  $   (393,000)   $        --
  Exercise of stock options for
    cash.........................     227,928      2,000      1,504,000             --             --             --
  Tax benefit from exercise of
    stock options................          --         --        196,000             --             --             --
  Employee stock-based
    compensation.................     131,946      2,000        619,000         96,000             --             --
  Treasury stock received in sale
    of business (2,211,900
    shares)......................          --         --             --             --    (10,921,000)            --
  Other..........................          --         --        (11,000)            --             --             --
  Net income.....................          --         --             --             --             --             --
                                   ----------   --------   ------------   ------------   ------------    -----------
Balance, December 31, 1998.......  17,384,437    174,000     88,544,000        (95,000)   (11,314,000)            --
  Exercise of stock options for
    cash.........................     245,492      2,000      1,619,000             --             --             --
  Employee stock-based
    compensation.................          --         --      3,587,000     (3,587,000)            --             --
  Stock-based compensation for
    service providers............          --         --     13,501,000    (13,501,000)            --             --
  Stock issuable for purchase of
    Anacom Communications........          --         --      7,500,000     (7,500,000)            --             --
  Amortization of unearned stock-
    based compensation...........          --         --             --     14,187,000             --             --
  Other..........................          --         --        (11,000)            --             --             --
  Net loss.......................          --         --             --             --             --             --
                                   ----------   --------   ------------   ------------   ------------    -----------
Balance, December 31, 1999.......  17,629,929    176,000    114,740,000    (10,496,000)   (11,314,000)            --
  Stock issued for cash in
    private placement, net of
    issuance costs...............     916,667      9,000     43,775,000             --             --             --
  Exercise of stock options for
    cash.........................     327,417      3,000      2,239,000             --             --             --
  Employee stock-based
    compensation.................          --         --     16,894,000    (16,894,000)            --             --
  Stock-based compensation for
    service providers............     147,848      2,000       (690,000)       752,000             --             --
  Stock issued for purchase of
    Anacom Communications........      83,663      1,000       (224,000)       223,000             --             --
  Amortization of unearned stock-
    based compensation...........          --         --             --     11,800,000             --             --
  Stock issued to Entrust........     222,039      2,000      3,398,000             --             --             --
  Other..........................          --         --         (4,000)            --             --             --
  Comprehensive net loss:
    Net loss.....................          --         --             --             --             --             --
    Unrealized loss on marketable
      securities.................          --         --             --                            --       (169,000)
    Comprehensive net loss.......          --         --             --             --             --             --
                                   ----------   --------   ------------   ------------   ------------    -----------
Balance, December 31, 2000.......  19,327,563   $193,000   $180,128,000   $(14,615,000)  $(11,314,000)   $  (169,000)
                                   ==========   ========   ============   ============   ============    ===========

                                     RETAINED
                                     EARNINGS         TOTAL
                                   (ACCUMULATED   STOCKHOLDERS'
                                     DEFICIT)        EQUITY
                                   ------------   -------------
Balance, December 31, 1997.......  $(22,126,000)  $ 63,696,000
  Exercise of stock options for
    cash.........................            --      1,506,000
  Tax benefit from exercise of
    stock options................            --        196,000
  Employee stock-based
    compensation.................            --        717,000
  Treasury stock received in sale
    of business (2,211,900
    shares)......................            --    (10,921,000)
  Other..........................            --        (11,000)
  Net income.....................    26,266,000     26,266,000
                                   ------------   ------------
Balance, December 31, 1998.......     4,140,000     81,449,000
  Exercise of stock options for
    cash.........................            --      1,621,000
  Employee stock-based
    compensation.................            --             --
  Stock-based compensation for
    service providers............            --             --
  Stock issuable for purchase of
    Anacom Communications........            --             --
  Amortization of unearned stock-
    based compensation...........            --     14,187,000
  Other..........................            --        (11,000)
  Net loss.......................   (34,352,000)   (34,352,000)
                                   ------------   ------------
Balance, December 31, 1999.......   (30,212,000)    62,894,000
  Stock issued for cash in
    private placement, net of
    issuance costs...............            --     43,784,000
  Exercise of stock options for
    cash.........................            --      2,242,000
  Employee stock-based
    compensation.................            --             --
  Stock-based compensation for
    service providers............            --         64,000
  Stock issued for purchase of
    Anacom Communications........            --             --
  Amortization of unearned stock-
    based compensation...........            --     11,800,000
  Stock issued to Entrust........            --      3,400,000
  Other..........................            --         (4,000)
  Comprehensive net loss:
    Net loss.....................   (48,881,000)   (48,881,000)
    Unrealized loss on marketable
      securities.................                     (169,000)
                                                  ------------
    Comprehensive net loss.......            --    (49,050,000)
                                   ------------   ------------
Balance, December 31, 2000.......  $(79,093,000)  $ 75,130,000
                                   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         CUMULATIVE DURING
                                                                                         DEVELOPMENT STAGE
                                                   YEAR ENDED DECEMBER 31,             (FROM JANUARY 1, 1999
                                          ------------------------------------------          THROUGH
                                              2000           1999           1998        DECEMBER 31, 2000)
                                          ------------   ------------   ------------   ---------------------
Cash flows from operating activities:
  Loss from continuing operations.......  $(49,322,000)  $(35,805,000)  $ (1,490,000)      $(85,127,000)
  Adjustments to reconcile loss from
    continuing operations to net cash
    provided (used) by operating
    activities:
    Depreciation and amortization.......     9,928,000      3,476,000         13,000         13,404,000
    Stock-based compensation, net.......    11,800,000     12,315,000        404,000         24,115,000
    Write-down of marketable
      securities........................     1,202,000             --             --          1,202,000
    Other non-cash expenses.............       131,000             --             --            131,000
    Changes in assets and liabilities,
      excluding divestiture of
      businesses:
      Other assets......................      (601,000)      (943,000)      (208,000)        (1,544,000)
      Accounts payable and accrued
         expenses.......................       480,000        126,000      1,351,000            606,000
                                          ------------   ------------   ------------       ------------
  Net cash provided (used) by continuing
    operations..........................   (26,382,000)   (20,831,000)        70,000        (47,213,000)
  Net cash provided (used) by
    discontinued operations.............       409,000     (1,855,000)     6,286,000         (1,446,000)
                                          ------------   ------------   ------------       ------------
      Net cash provided (used) by
         operating activities...........   (25,973,000)   (22,686,000)     6,356,000        (48,659,000)
Cash flows from investing activities:
  Purchases of property and equipment...    (7,625,000)   (23,165,000)      (110,000)       (30,790,000)
  Purchases of marketable securities....   (37,250,000)  (119,150,000)   (36,867,000)      (156,400,000)
  Sales and maturities of marketable
    securities..........................    33,994,000    112,893,000     10,948,000        146,887,000
  Investment in Maptuit Corporation.....    (3,000,000)            --             --         (3,000,000)
  Purchase of Anacom Communications.....            --     (2,500,000)            --         (2,500,000)
  Investing activities of discontinued
    operations:
    Proceeds from sales of businesses,
      net of cash sold..................       581,000      5,304,000     62,503,000          5,885,000
    Purchases of property and equipment,
      net and other.....................            --             --     (2,616,000)                --
                                          ------------   ------------   ------------       ------------
      Net cash provided (used) by
         investing activities...........   (13,300,000)   (26,618,000)    33,858,000        (39,918,000)
Cash flows from financing activities:
  Proceeds from private placement of
    common stock, net of issuance
    costs...............................    43,784,000             --             --         43,784,000
  Proceeds from exercise of stock
    options.............................     2,242,000      1,621,000      1,506,000          3,863,000
                                          ------------   ------------   ------------       ------------
      Net cash provided by financing
         activities.....................    46,026,000      1,621,000      1,506,000         47,647,000
Effect of exchange rate changes on cash
  and cash equivalents..................        (4,000)       (11,000)       (11,000)           (15,000)
                                          ------------   ------------   ------------       ------------
Increase (decrease) in cash and cash
  equivalents...........................     6,749,000    (47,694,000)    41,709,000        (40,945,000)
Cash and cash equivalents, beginning of
  year..................................     6,598,000     54,292,000     12,583,000         54,292,000
                                          ------------   ------------   ------------       ------------
Cash and cash equivalents, end of
  year..................................  $ 13,347,000   $  6,598,000   $ 54,292,000       $ 13,347,000
                                          ============   ============   ============       ============
Supplemental cash flow information:
  Income taxes paid (net of refunds)....  $         --   $    486,000   $   (391,000)
  Treasury stock received in sale of
    business............................  $         --   $         --   $ 10,921,000

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation -- The accompanying consolidated financial statements of ZixIt Corporation include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

     During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements. The results of the discontinued operations do not include any interest expense or allocation of corporate expenses.

     Since 1999, the Company has been developing a digital signature and encryption technology and is developing a series of products and services that enhance privacy, security and convenience over the Internet. ZixMail(TM) is a user friendly, secure document delivery service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. The Company did not begin to charge for the use of these products or services until the first quarter of 2001. Successful development of a development stage enterprise, particularly Internet related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of its products. A development stage enterprise involves risks and uncertainties and there are no assurances that the Company will be successful in its efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Cash investments and marketable securities -- Cash investments with maturities of three months or less when purchased are considered cash equivalents. Marketable securities, which are available-for-sale, are as follows:

                                                2000          1999
                                             -----------   -----------
U.S. corporate debt securities.............  $18,918,000   $15,913,000
U.S. government agency debt securities.....   17,273,000    17,273,000
Lante Corporation common stock.............      501,000            --
Certificate of deposit.....................      251,000            --
                                             -----------   -----------
                                             $36,943,000   $33,186,000
                                             ===========   ===========

     Investments in debt securities have stated maturities on various dates through September 2001 and are carried at amortized cost, which approximates fair market value. The Lante Corporation common stock is carried at its published market price at December 31, 2000.

     Property and equipment -- Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer equipment and software -- 3 years; leasehold improvements -- 5 year lease term; office equipment, furniture and fixtures -- 5 years.

     Goodwill -- Goodwill of $2,429,000, which resulted from the October 1999 acquisition of Anacom Communications, Inc. (Note 3), is amortized using the straight-line method over two years. Goodwill amortization was $1,228,000 in 2000 and $307,000 in 1999 resulting in a net carrying value for goodwill, which is included in other noncurrent assets, of $894,000 and $2,122,000 at December 31, 2000 and 1999, respectively.

     Software development costs -- Costs incurred in the development and testing of software used in the Company's Internet products and services related to research, project planning, training, maintenance and general and administrative activities and overhead costs are expensed as incurred. The costs of relatively minor

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

upgrades and enhancements to the software are also expensed as incurred. Certain costs incurred during software application development, including costs of materials, services and payroll and payroll-related costs for employees directly associated with the development project qualify for capitalization. Due to the uncertainty of the amount and timing of future net revenues to be generated from the Company's Internet products and services, all development costs incurred through December 31, 2000 have been expensed and are included in research and development costs.

     Long-lived assets -- The Company reviews the original assumptions and rationale utilized in the establishment of the carrying value and estimated life of certain long-lived assets. The carrying value would be adjusted to fair value if facts and circumstances indicating an impairment were present.

     Advertising expense -- Advertising costs are expensed as incurred and totalled $10,267,000 in 2000 (none in 1999 and 1998).

     Stock-based employee compensation -- As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for employee stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     Effective July 1, 2000, the Company adopted Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of APB 25, which requires changes to previous practice regarding the accounting for certain stock compensation arrangements. FIN 44 does not change APB 25's intrinsic value method, but it has narrowed its application. Adoption of FIN 44 did not have a significant effect on the Company's results of operations for the year ended December 31, 2000.

     Earnings per share -- Basic earnings per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

     The amounts presented for basic and diluted earnings (loss) per share in the accompanying statements of operations have been computed by dividing the applicable earnings (loss) by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, because a loss from continuing operations was reported for each period presented. The following table sets forth antidilutive securities which were outstanding at the dates set forth below which have been excluded from the computation of diluted earnings
(loss) per share:

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        2000        1999        1998
                                                      ---------   ---------   ---------
Stock options.......................................  5,104,190   5,679,542   5,007,197
Warrants............................................  2,138,890          --          --
Stock issuable for purchase of Anacom
  Communications....................................    119,667     189,948          --
                                                      ---------   ---------   ---------
Total antidilutive securities excluded..............  7,362,747   5,869,490   5,007,197
                                                      =========   =========   =========

     Comprehensive income (loss) -- Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For 2000 the difference between net loss and total

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

comprehensive net loss was due to an unrealized loss on marketable securities, which is considered to be temporary.

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management reviews its estimates on an ongoing basis, including those related to discontinued operations and the carrying value of long-lived assets, and revises such estimates based upon currently available facts and circumstances.

     Recent accounting pronouncement -- The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivatives and Hedging Activities," effective January 1, 2001. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. At December 31, 2000, the Company does not have any instruments which were classified as derivatives. Accordingly, the adoption of FAS 133 did not have any impact on the Company's results of operations or financial position.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the 2000 presentation.

2. PROPERTY AND EQUIPMENT

                                                               2000           1999
                                                           ------------    -----------
Computer equipment and software..........................  $ 25,848,000    $19,631,000
Leasehold improvements...................................     4,474,000      3,923,000
Office equipment, furniture and fixtures.................       961,000        635,000
                                                           ------------    -----------
                                                             31,283,000     24,189,000
Less accumulated depreciation and amortization...........   (11,883,000)    (3,183,000)
                                                           ------------    -----------
                                                           $ 19,400,000    $21,006,000
                                                           ============    ===========

     The Company's continuing operations include depreciation and amortization expense related to property and equipment of $8,700,000 in 2000, $3,169,000 in 1999 and $13,000 in 1998.

3. STOCKHOLDERS' EQUITY

     Private Placement of Equity Securities

     In May 2000, the Company sold, in a private placement, newly issued equity securities to an investor group led by H. Wayne Huizenga and received cash totalling $44,000,000 in three installments. In exchange, the Company issued to the investor group 916,667 shares of its common stock valued at $48.00 per share, ten-year warrants to purchase 916,667 shares of the Company's common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company's common stock at $12.00 per share. The four-year warrants were reallocated from options with an exercise price of $7.00 per share previously held by Mr. David P. Cook, the Company's president and chief executive officer, and are not exercisable until May 1, 2001.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Stock Issued to Entrust

     In November 2000, the Company entered into an Enterprise and CA Services Agreement with Entrust Technologies, Inc. ("Entrust") whereby the Company issued 222,039 shares of the Company's common stock to Entrust in exchange for licenses to use certain software packages, future technical support and the right to issue a specified number of Entrust digital identification certificates to users of the Company's ZixMail products. These certificates, when issued and when coupled with S/MIME enabled software, will enable ZixMail users to send and to receive S/MIME formatted messages in conjunction with their usage of the ZixMail service. The certificates may also possibly be used in future applications involving the use of digital signatures over the Internet. The transaction was valued at $3,400,000, of which $3,000,000 was included in other noncurrent assets at December 31, 2000. In February 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the resale of the shares of common stock received by Entrust. These shares are subject to transfer restrictions which lapse in four equal quarterly installments ending in December 2001. If the aggregate value of the shares on the dates the restrictions lapse is less than $3,400,000, the Company is obligated to fund such deficiency in December 2001 by electing to pay cash or issue additional shares of stock valued at the then-current fair market value of the Company's common stock. Additionally, under a Marketing and Distribution Agreement with Entrust, the Company is obligated to issue to Entrust $400,000 payable in the Company's common stock once the integration of the ZixMail service option into the Entrust/Express(R) product has been completed. Entrust intends to market the integrated product and the Company and Entrust will share the related revenues, with Entrust guaranteeing the Company certain minimum annual amounts totalling $4,250,000 through 2004.

     Purchase of Anacom Communications

     In October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc., a privately-held provider of real-time transaction processing services to Internet merchants. Consideration consisted of a cash payment of $2,500,000, primarily recorded as goodwill, and common stock, valued at a minimum of $7,500,000, to be delivered in two annual installments beginning October 2000, assuming continued employment by the former owners. The minimum value of the common stock issuable pursuant to the purchase agreement of $7,500,000 is treated as compensation for financial accounting purposes and is being charged to operating costs and general corporate expenses over two years with a corresponding increase in stockholders' equity. Financial accounting rules require the minimum number of common shares issuable be revalued on each subsequent reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their intrinsic value in excess of $7,500,000. Based on the Company's common stock price of $8.75 per share at December 31, 2000 and $39.63 per share at December 31, 1999, the intrinsic value of these shares on those dates was $1,662,000 (less than the minimum $7,500,000) and $7,529,000, respectively. Accordingly, the Company's results of operations for 2000 and 1999 include non-cash charges of $3,611,000 and $937,000, respectively, for amortization of the market value of the common shares issuable. Unearned stock-based compensation at December 31, 2000, not yet charged to income, is $2,729,000 based on the minimum value of the common shares issuable. The Company's results of operations for 2001 could be materially impacted as a result of any future increases in the price of the Company's common stock; however, there would be no impact on the Company's cash flows or total stockholders' equity. The number of shares to be delivered, set at a minimum of 190,000 shares, is increased when the market value of the common stock is less than $39.48 at the time of delivery. The Company may elect to pay cash rather than issue additional shares of common stock when additional consideration is required. In October 2000, 83,663 shares were delivered to the former owners, which included 13,382 shares in excess of the minimum required for that delivery date. In October 2001, the last installment for the delivery of shares, $3,741,000 of additional consideration would be required assuming the market value of the Company's

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

common stock at that time is equal to $8.22, the market value of the Company's common stock on February 28, 2001.

     Sale and Reacquisition of Stock

     In November 1997, UNOVA, Inc. ("UNOVA") purchased 2,211,900 shares of the Company's common stock for $10,000,000 in a private placement transaction. As partial consideration for the sale of the Company's Transportation Systems Group to UNOVA in June 1998 (Note 6), these shares were returned to the Company.

     Employee and Director Stock Options

     The Company has non-qualified stock options outstanding to employees and directors under various stock option plans. Options granted under these plans are generally not less than the fair market value at the date of grant and, subject to termination of employment, generally expire ten years from the date of grant. Employee options are generally exercisable in annual installments over three to five years or have been accelerated due to the Company's common stock trading at appreciated price targets. Grants to directors are exercisable immediately or within six months from the date of the grant. In 1999 and 1998, 15,000 and 58,000 shares of restricted stock, respectively, were issued pursuant to the plans. At December 31, 2000, 665,984 shares of common stock were available for future grants under the Company's stock option plans.

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

     In February 1998, the Company replaced its chairman, president and chief executive officer. The provisions of the former executive's severance agreement and various stock options resulted in a charge to income in 1998 of approximately $1,000,000, including a cash payment of approximately $650,000, which is included in operating costs and general corporate expenses. Subsequently, in April 1998, the Company and Mr. Cook entered into an employment arrangement whereby Mr. Cook received an option to acquire 4,254,627 shares of the Company's common stock. The option exercise price is $7.00 per share, which was twice the closing price of the Company's common stock on the date of grant. The options have a five year term and vested quarterly over two years. In the year options are exercised, taxable compensation realized by Mr. Cook in excess of $1,000,000 is not deductible by the Company for federal income tax purposes.

     During 2000, Mr. Cook reallocated options to acquire 657,127 shares of the Company's common stock to certain of the Company's employees and a director. These reallocated options have a five year term, vest from April 2001 to April 2003 and have exercise prices ranging from $7.00 to $13.75 per share as compared to Mr. Cook's exercise price of $7.00 per share. Non-cash compensation expense of $16,894,000 is being recognized over the vesting periods ($6,178,000 in 2000), representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company's common stock on the dates the options were reallocated and the option exercise prices.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of stock option transactions for 2000, 1999 and 1998:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Outstanding at December 31, 1997............................   1,643,694       $ 6.65
  Granted at market price...................................     178,625       $ 4.50
  Granted at prices exceeding market........................   4,334,627       $ 7.01
  Cancelled.................................................    (847,875)      $ 6.46
  Exercised.................................................    (301,874)      $ 4.66
                                                              ----------
Outstanding at December 31, 1998............................   5,007,197       $ 6.98
  Granted at market price...................................     400,000       $20.79
  Granted at prices less than market........................     175,924       $13.26
  Cancelled.................................................      (9,753)      $ 6.05
  Exercised.................................................    (230,492)      $ 7.51
                                                              ----------
Outstanding at December 31, 1999............................   5,342,876       $ 8.20
  Granted at market price...................................   1,156,630       $20.41
  Granted at prices less than market........................     657,127       $ 9.01
  Cancelled.................................................  (1,932,526)      $ 7.90
  Exercised.................................................    (327,417)      $ 6.76
                                                              ----------
Outstanding at December 31, 2000............................   4,896,690       $11.41
                                                              ==========

     Summarized information about stock options outstanding at December 31, 2000 is as follows:

                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
------------------------------------------------------------   ----------------------
                                     WEIGHTED       WEIGHTED                 WEIGHTED
                                     AVERAGE        AVERAGE                  AVERAGE
RANGE OF             NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
---------------    -----------   ----------------   --------   -----------   --------
$ 3.56-$7.00        3,145,160          3.2           $ 6.67     2,374,559     $ 6.79
$ 7.50-$16.50         893,576          5.6           $ 9.93       366,114     $ 9.87
$18.44-$35.00         616,250          7.8           $24.56       133,834     $29.11
$36.94-$73.75         241,704          9.2           $44.95        27,500     $70.51
                    ---------                                  ----------
                    4,896,690                                   2,902,007
                    =========                                  ==========

     There were 3,796,572 and 1,559,106 exercisable options at December 31, 1999 and 1998, respectively.

     The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its employee stock options. Accordingly, the Company does not record compensation expenses for its employee stock option grants unless the market price exceeds the exercise price on the date of grant. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages adoption of a fair-value based method for valuing the cost of stock-based compensation; however, it allows companies to continue to use the intrinsic value method under APB 25 and disclose pro forma results and earnings per share in accordance with SFAS 123. Under SFAS 123, compensation cost is measured at the grant date based upon the value of the award and is recognized over the vesting period. As required, the pro forma disclosures include only options granted since January 1, 1995. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions to the option valuation models can materially affect their estimated fair value, in management's opinion, the existing valuation methods do not necessarily provide a reliable single measure of

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the fair value of its stock options. Had compensation cost for the Company's stock-based compensation been determined consistent with SFAS 123, the Company's net results and earnings per share would have been as follows:

                                                  2000           1999          1998
                                              ------------   ------------   -----------
Net income (loss):
  As reported...............................  $(48,881,000)  $(34,352,000)  $26,266,000
  Pro forma.................................  $(58,166,000)  $(36,530,000)  $25,019,000
Basic and diluted earnings (loss) per share:
  As reported...............................  $      (3.00)  $      (2.25)  $      1.66
  Pro forma.................................  $      (3.58)  $      (2.40)  $      1.58

     The Company used the Black-Scholes option pricing model to determine the fair value of grants made during 2000, 1999 and 1998. The following weighted average assumptions were applied in determining the pro forma compensation cost:

                                                         2000        1999        1998
                                                       ---------   ---------   ---------
Risk-free interest rate..............................      6.22%       4.97%       5.59%
Expected option life.................................  2.7 years   2.8 years   3.1 years
Expected stock price volatility......................       118%         96%         52%
Expected dividend yield..............................         --          --          --
Fair value of options:
  Granted at market price............................  $   13.92   $   11.86   $    1.45
  Granted at prices exceeding market.................         --          --   $    0.70
  Granted at prices less than market.................  $   30.64   $   24.66          --

     Third Party Stock Options

     Lante Corporation

     The Company entered into an agreement in February 1999 with Lante Corporation ("Lante"), a third party Internet services company who develops technology-based solutions for electronic markets, to assist the Company in developing software for its new Internet related businesses. In exchange for the services provided by Lante, the Company paid discounted fees of $11,282,000 during 1999, included in research and development expenses, and initially issued options to purchase 500,000 shares of the Company's common stock to Lante at an exercise price of $7.62 per share, the closing price of the Company's common stock on the date of the agreement. Upon completion of Lante's engagement in November 1999, the terms of the original stock option were revised whereby Lante received a fully vested option to acquire up to 166,666 shares of the Company's common stock at an exercise price of $7.62 per share ("Lante Option"). Pursuant to an agreement executed simultaneously with the Lante Option, the Company received a fully vested option to acquire up to 400,000 shares of Lante's common stock at $7.00 per share ("ZixIt Option"). However, the number of shares of common stock issuable upon the cashless exercise of either of the options could not exceed a number of shares having a fair market value, as determined in accordance with a formula, at the time of exercise of $12,000,000 in the aggregate. The fair value of the Lante Option upon the completion of Lante's engagement was $8,787,000 using the Black-Scholes option valuation model, and has been included in research and development expenses. For financial accounting purposes, this non-cash charge represents the final valuation for the Lante Option and no further accounting treatment is required. The Company valued the ZixIt Option on the date of grant at $1,872,000, using the Black-Scholes option valuation model, and reduced its research and development expenses in 1999 by such amount. The value of the ZixIt Option is included in other current assets at December 31, 1999. In 2000, the Company exercised the ZixIt Option to acquire shares of Lante

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

common stock, and received 320,802 shares. Also in 2000, Lante exercised the Lante Option and received 142,848 shares of the Company's common stock. Investment income for 2000 includes a write-down of the Company's equity investment in Lante of $1,202,000, representing the decline in market value that management believes is other than temporary.

     Other

     During 2000 and 1999, the Company granted options to three service providers to purchase up to 200,000 shares of the Company's common stock at a weighted average exercise price of $38.78 per share. These options vest over periods of up to 42 months and have expiration dates ranging from four to eight years. On the dates of grant, these options had an estimated fair value aggregating $6,703,000 using the Black-Scholes option valuation model. Financial accounting rules require these options to be revalued on each subsequent reporting date until the options are vested or until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. Based on the Company's common stock price of $8.75 per share at December 31, 2000 and $39.63 per share at December 31, 1999, the fair value of the options outstanding on those dates was $3,160,000 and $4,617,000, respectively. Accordingly, the Company's results of operations in 2000 and 1999 include non-cash charges of $1,238,000 and $805,000, respectively, for amortization of the fair value of these options over their respective service or vesting periods. Unearned stock-based compensation, not yet charged to income, is $1,117,000 based on the fair value of options outstanding at December 31, 2000. The Company's future results of operations could be materially impacted by a change in valuation of these third party stock options as a result of future increases or decreases in the price of the Company's common stock. However, the required accounting treatment would have no impact on the Company's cash flows or total stockholders' equity.

4. INCOME TAXES

     Components of the income taxes related to continuing operations are as follows:

                                                         2000       1999       1998
                                                       --------   --------   --------
Federal income tax benefit:
  Current............................................  $     --   $807,000   $576,000
  Deferred...........................................        --         --         --
                                                       --------   --------   --------
                                                       $     --   $807,000   $576,000
                                                       ========   ========   ========

     A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

                                                    2000           1999         1998
                                                ------------   ------------   --------
Expected tax benefit at U.S. statutory rate...  $ 16,769,000   $ 12,448,000   $702,000
Unbenefitted U.S. losses, net.................   (16,749,000)   (10,418,000)   (64,000)
(Unbenefitted) benefitted tax credits.........            --     (1,819,000)     6,000
Investment in subsidiary......................            --         51,000    (68,000)
Other.........................................       (20,000)       545,000         --
                                                ------------   ------------   --------
                                                $         --   $    807,000   $576,000
                                                ============   ============   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                               2000           1999
                                                           ------------   ------------
Deferred tax assets:
  Nondeductible reserves.................................  $    639,000   $    706,000
  U.S. net operating loss carryforwards..................    19,751,000      4,543,000
  Tax credit carryforwards...............................     2,808,000      2,447,000
  Stock option compensation..............................     4,358,000      4,659,000
  Start-up costs.........................................     2,320,000      2,571,000
  Amortization of intangibles............................     2,049,000        528,000
  Investment in equity securities........................       301,000             --
  Other, net.............................................            --         80,000
                                                           ------------   ------------
          Total deferred tax assets......................    32,226,000     15,534,000
Deferred tax liabilities:
  Investment in equity securities........................            --        117,000
  Other, net.............................................       277,000             --
                                                           ------------   ------------
          Total deferred tax liabilities.................       277,000        117,000
                                                           ------------   ------------
Net deferred tax assets..................................    31,949,000     15,417,000
Less valuation allowance.................................   (31,949,000)   (15,417,000)
                                                           ------------   ------------
Net deferred taxes.......................................  $         --   $         --
                                                           ============   ============

     The Company has fully reserved its net deferred tax assets in 2000 and 1999 due to the uncertainty of future taxable income from the Company's new business initiatives. The Company has U.S. net operating loss carryforwards of $58,092,000 which expire in 2020. Tax credit carryforwards of $2,808,000 consist of research tax credits which are available through 2020 and alternative minimum tax credits which do not expire. The net operating loss carryforwards include $9,110,000 resulting from the exercise of non-qualified stock options for which a tax benefit of $3,097,000 will be credited to additional capital when recognized.

5. COMMITMENTS

     The Company's continuing operations includes office rental expenses of $780,000, $505,000 and $150,000 for 2000, 1999 and 1998, respectively. At
December 31, 2000, future minimum lease payments under noncancelable operating leases are $845,000 annually through 2002, $759,000 for 2003 and $498,000 for 2004.

     In the third quarter of 2000, the Company entered into an agreement with Yahoo! Inc. ("Yahoo!") to provide Yahoo! Mail users with the option to send encrypted email messages through the Company's ZixMail.net messaging portal. The Company has minimum future commitments to Yahoo! under this agreement totalling $5,700,000, payable in seven quarterly installments beginning in March 2001, which is being amortized over two years beginning in December 2000. In addition, the Company will pay Yahoo! a specified portion of revenues earned by the Company which are associated with Yahoo! users.

6. DISCONTINUED OPERATIONS

     Historically, the Company operated in one industry segment, the provision of systems and solutions for the intelligent transportation, electronic security and other markets. The Company's operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The remaining businesses comprising this industry segment were sold

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

during 1998 in three separate transactions as described below. These businesses are presented as Discontinued Operations in the accompanying financial statements.

     Transportation Systems Group

     In June 1998, the Company sold its Transportation Systems Group to UNOVA, effective as of May 31, 1998, resulting in a pre-tax gain of $1,139,000. As consideration for the sale, the Company received $22,350,000 in cash and 2,211,900 unregistered shares of the Company's common stock that were previously purchased by UNOVA in late 1997. The shares were valued at $10,921,000. Included in UNOVA's purchase were the Company's manufacturing and technology facility in Albuquerque, New Mexico, the Company's radio frequency identification technologies and other intellectual properties, the brand name Amtech and all operations associated with the transportation business.

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

     The gain on the sale of discontinued operations is summarized as follows:

                                                     2000        1999         1998
                                                   --------   ----------   -----------
Gain on sale before income taxes.................  $441,000   $1,453,000   $22,317,000
Income taxes.....................................        --           --      (666,000)
                                                   --------   ----------   -----------
Gain on sale of discontinued operations..........  $441,000   $1,453,000   $21,651,000
                                                   ========   ==========   ===========

     The 2000 gain on sale of discontinued operations totalling $441,000 represents contingent sales proceeds of $100,000 and the reduction of estimated future costs for various indemnification issues associated with the disposal of these businesses. The 1999 gain on sale of discontinued operations totalling $1,453,000 represents $581,000 of contingent sales proceeds earned based upon Cotag's 1999 revenue levels and the reduction of estimated future costs for various indemnification issues associated with the disposal of these businesses.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Summary operating results of the discontinued operations are as follows:

                                                             1998
                                                          -----------
Revenues...............................................   $87,224,000
Costs and expenses.....................................    80,396,000
                                                          -----------
Income before income taxes.............................     6,828,000
Income taxes...........................................      (723,000)
                                                          -----------
Income from discontinued operations....................   $ 6,105,000
                                                          ===========

     Liabilities related to discontinued operations of $1,116,000 and $1,148,000 at December 31, 2000 and 1999, respectively, consist of estimated future costs for various indemnification issues associated with the disposal of these businesses.

7. RELATED PARTY TRANSACTIONS

     In December 2000, the Company purchased approximately 9% of the equity ownership of Maptuit Corporation ("Maptuit") for $3,000,000 in cash. The Company has committed to make an additional equity investment of $2,000,000, payable in Company common stock or cash, prior to March 30, 2001. Maptuit, an early stage company, is a privately-held Internet application service provider that supplies wireline and wireless Internet location-based services. Built upon a comprehensive database of the street network of North America, Maptuit provides address matching, route generation, step-by-step directions, map rendering and real-cost proximity searching services. Mr. Jeffrey P. Papows, a director of the Company since March 2000 and the Company's chairman of its board of directors since October 2000, serves as the president and chief executive officer of Maptuit and holds a minority equity interest in Maptuit.

     During 1999, the Company engaged Lante to assist the Company in the development of new Internet products. The Chairman and major stockholder of Lante was a director of the Company from March 1999 to June 2000. See Note 3.

     In 1999, the Company engaged Public Strategies, Inc. ("PSI"), an international strategic communications firm, to assist in the marketing of the Company's new Internet products. During 2000 and 1999, the Company paid PSI $447,000 and $770,000, respectively, for services performed and related expenses. The Chairman of PSI was a director of the Company from August 1998 to March 2000.

     In June 1998, the Company sold its Transportation Systems Group to UNOVA. At the time of the sale, UNOVA was a 13% stockholder of the Company and a member of UNOVA's senior management was on the Company's board of directors. See Note 6.

     In May 1998, the Company acquired Petabyte Corporation ("Petabyte"), a digital data distribution start-up enterprise founded by Mr. Cook, the Company's president and chief executive officer. In consideration of the sale of Petabyte, the Company paid Mr. Cook $200,000 and agreed to pay Mr. Cook four annual payments of $200,000 each. In March 1999, the Company returned to Mr. Cook title to a Petabyte patent covering certain digital data distribution concepts, while retaining a use license to the patent for a nominal one-time payment. In connection with the return of the title, the Company's future payments to Mr. Cook, totalling $800,000, were eliminated.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. EMPLOYEE BENEFIT PLANS

     The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, contributions are voluntarily made by employees and the Company may provide matching contributions based on the employees' contributions. The Company's continuing operations includes $61,000, $32,000 and $16,000 in 2000, 1999 and 1998, respectively, for matching contributions to this plan.

     The Company has an employee stock purchase plan for substantially all employees that meet minimum service requirements. The plan provides for the purchase of up to 300,000 previously issued shares of the Company's common stock. The employee contributes 85% of the purchase price through payroll deduction with the difference paid by the Company. Since inception of the plan in 1996, a total of 160,039 shares have been purchased including 4,608, 3,597 and 50,789 shares purchased in 2000, 1999 and 1998, respectively.

9. LITIGATION

     On December 30, 1999, the Company and ZixCharge.com, Inc. ("ZixCharge"), a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192nd Judicial District Court of Dallas County, Texas. To obtain large numbers of consumers and merchants as users of its ZixCharge system, the Company's initial marketing efforts were focused on obtaining financial institutions as sponsors of the ZixCharge system. The suit alleges that Visa undertook a series of actions that interfered with these prospective business relationships and disparaged the Company, its products, its management and its stockholders. The suit alleges that Visa intentionally set out to destroy the Company's ability to market its ZixCharge system, which competed against the MasterCard and Visa-owned Secure Electronic Transaction system. The suit, which is in the discovery phase, seeks monetary damages and such other relief as the court deems appropriate. The Company believes it is unlikely that any Visa member banks will enter into any ZixCharge sponsorship agreements until the Visa litigation is resolved. Moreover, the resolution of the lawsuit could have a material effect on the Company's ability to market the ZixCharge system.

     The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

10. SUBSEQUENT EVENT

     In January 2001, the Company entered into a two year agreement with IT Factory, Inc. ("IT Factory") whereby IT Factory will market the Company's products and services to its customers. The Company will pay IT Factory $300,000 in February 2001 and $250,000 in February 2002 to support IT Factory's marketing efforts and a specified portion of revenues earned by the Company which are associated with IT Factory's customers. Additionally, the Company has granted IT Factory a performance-based stock option whereby IT Factory can purchase from zero to 109,529 shares of the Company's common stock based upon the number of customer email addresses it secures for the Company in 2001. The option has an exercise price of $9.13 per share and expires in 2006. In 2001, stock-based compensation expense will be recorded, using the Black-Scholes option valuation model, as performance milestones are achieved. On the date of the stock option grant, the maximum amount of option shares which could be earned had an estimated fair value of $797,000 using the Black-Scholes option valuation model. Mr. Papows, a director of the Company since March 2000 and the Company's chairman of its board of directors since October 2000, serves as a director of IT Factory.

                               ZIXIT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                     QUARTER ENDED
                                --------------------------------------------------------
                                  MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                ------------   -----------   ------------   ------------
2000
Revenues......................  $     96,000   $    92,000   $     99,000   $    107,000
Loss from continuing
  operations..................   (11,136,000)   (9,764,000)   (16,022,000)   (12,400,000)
Net loss......................   (11,136,000)   (9,456,000)   (15,956,000)   (12,333,000)
Net loss per share............         (0.72)        (0.58)         (0.96)         (0.73)
1999
Revenues......................  $         --   $        --   $         --   $     99,000
Loss from continuing
  operations..................    (2,415,000)  (12,768,000)   (11,520,000)    (9,102,000)
Net loss......................    (2,415,000)  (12,370,000)   (11,310,000)    (8,257,000)
Net loss per share............         (0.16)        (0.81)         (0.74)         (0.54)

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
    3.1      -- Articles of Incorporation, together with all amendments thereto. Filed as Exhibit 3.1 to ZixIt's Form 10-K for
                the year ended December 31, 1998, and incorporated herein
                by reference. Articles of Amendment to Articles of
                Incorporation, dated September 14, 1999. Filed as Exhibit
                3.2 to ZixIt's Form 10-Q for the quarterly period ended
                September 30, 1999, and incorporated herein by reference.
                Articles of Amendment to Articles of Incorporation, dated
                October 12, 1999. Filed as Exhibit 3.3 to ZixIt's Form
                10-Q for the quarterly period ended September 30, 1999,
                and incorporated herein by reference.
    3.2      -- Restated Bylaws, dated September 14, 1999. Filed as
                Exhibit 3.2 to ZixIt's Form 10-Q for the quarterly period
                ended March 31, 2000, and incorporated herein by
                reference.
    4.1      -- Specimen certificate for common stock of ZixIt. Filed as
                Exhibit 4.1 to ZixIt's Form 10-K for the year ended
                December 31, 1999, and incorporated herein by reference.
   10.1      -- 1990 Stock Option Plan of ZixIt (Amended and Restated as
                of September 1999). Filed as Exhibit 10.1 to ZixIt's Form
                10-Q for the quarterly period ended September 30, 1999,
                and incorporated herein by reference.
   10.2      -- 1992 Stock Option Plan of ZixIt (Amended and Restated as
                of September 1999). Filed as Exhibit 10.2 to ZixIt's Form
                10-Q for the quarterly period ended September 30, 1999,
                and incorporated herein by reference.
   10.3      -- 401(k) Retirement Plan of ZixIt and related Adoption
                Agreement. Filed as Exhibit 10.5 to ZixIt's Form 10-K for
                the year ended December 31, 1996, and incorporated herein
                by reference.
   10.4      -- 1995 Long-Term Incentive Plan of ZixIt (Amended and
                Restated as of September 20, 2000). Filed as Exhibit 10.3
                to ZixIt's Form 10-Q for the quarterly period ended
                September 30, 2000, and incorporated herein by reference.
   10.5      -- 1996 Employee Stock Purchase Plan of ZixIt (Amended and
                Restated as of July 1, 2000). Filed as Exhibit 10.2 to
                ZixIt's Form 10-Q for the quarterly period ended June 30,
                2000, and incorporated herein by reference.
   10.6      -- ZixIt's 1999 Directors' Stock Option Plan (Amended and
                Restated as of January 1, 2000). Filed as Exhibit 10.5 to
                ZixIt's Form 10-K for the year ended December 31, 1999,
                and incorporated herein by reference.
   10.7      -- Stock Option Agreement, effective as of April 29, 1998, between David P. Cook and ZixIt. Filed as Exhibit 10.1 to
                ZixIt's Form 10-Q for the quarterly period ended June 30,
                1998, and incorporated herein by reference.
   10.8      -- Amendment No. 1 to Stock Option Agreement, dated February
                18, 2000, between David P. Cook and ZixIt. Filed as
                Exhibit 10.8 to ZixIt's Form 10-K for the year ended
                December 31, 1999, and incorporated herein by reference.
   10.9      -- Amendment No. 2 to Stock Option Agreement, dated May 2,
                2000, between David P. Cook and ZixIt. Filed as Exhibit
                10.1 to ZixIt's Form 10-Q for the quarterly period ended
                March 31, 2000, and incorporated herein by reference.
   10.10*    -- Amendment No. 3 to Stock Option Agreement, dated November
                2, 2000, between David P. Cook and ZixIt.
   10.11*    -- Employment Agreement, effective as of December 26, 2000, between David P. Cook and ZixIt.
   10.12     -- Severance Agreement, dated November 4, 1996, between
                Amtech Corporation and Steve M. York. Filed as Exhibit
                10.28 to ZixIt's Form 10-K for the year ended December
                31, 1996, and incorporated herein by reference.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
   10.13     -- Severance Agreement, dated November 4, 1996, between
                Amtech Corporation and Ronald A. Woessner. Filed as
                Exhibit 10.12 to ZixIt's Form 10-K for the year ended
                December 31, 1998, and incorporated herein by reference.
   10.14     -- Letter Agreement, dated October 18, 2000, between ZixIt and Jeffrey P. Papows. Filed as Exhibit 10.2 to ZixIt's
                Form 10-Q for the quarterly period ended September 30,
                2000, and incorporated herein by reference.
   10.15     -- Sublease Agreement, dated February 12, 1999, between
                Fidelity Corporate Real Estate, L.L.C. and ZixIt
                Operating Corporation. Filed as Exhibit 10.13 to ZixIt's
                Form 10-K for the year ended December 31, 1998, and
                incorporated herein by reference.
   10.16     -- Sublease Agreement, dated May 8, 2000, between Rosewood
                Resources, Inc. and ZixIt. Filed as Exhibit 10.1 to
                ZixIt's Form 10-Q for the quarterly period ended June 30,
                2000, and incorporated herein by reference.
   10.17     -- Purchase and Sale Agreement, dated October 1, 1999, among
                ZixIt, Anacom Communications, Inc. (Delaware
                corporation), Anacom Communications, Inc. (Texas
                corporation), Warren E. Rosenfeld and George A. DeCourcy
                (including exhibits A and C, but excluding exhibit B and
                the schedules). Filed as Exhibit 2.1 to ZixIt's Form 8-K,
                dated October 13, 1999, and incorporated herein by
                reference.
   10.18     -- Common Stock and Warrant Purchase Agreement, dated April
                11, 2000, between H. Wayne Huizenga and his assigns and
                ZixIt. Filed as Exhibit 2.1 to ZixIt's Form 8-K, dated
                April 12, 2000, and incorporated herein by reference.
   10.19     -- Letter Amendment, dated April 27, 2000, to the Common
                Stock and Warrant Purchase Agreement, dated April 11,
                2000, between H. Wayne Huizenga and his assigns and
                ZixIt. Filed as Exhibit 2.2 to ZixIt's Form 8-K, dated
                May 3, 2000, and incorporated herein by reference.
   10.20     -- Distribution Agreement, dated August 17, 2000, between
                Yahoo! Inc. and ZixIt. Filed as Exhibit 10.1 to ZixIt's
                Form 10-Q for the quarterly period ended September 30,
                2000, and incorporated herein by reference.
   10.21     -- Marketing and Distribution Agreement, effective November
                6, 2000, between ZixIt and Entrust Technologies, Inc.
                Filed as Exhibit 10.4 to ZixIt's Form 10-Q for the
                quarterly period ended September 30, 2000, and
                incorporated herein by reference.
   10.22     -- Enterprise and CA Services Agreement, effective November
                6, 2000, between ZixIt and Entrust Technologies, Inc.
                Filed as Exhibit 10.5 to ZixIt's Form 10-Q for the
                quarterly period ended September 30, 2000, and
                incorporated herein by reference.
   10.23*    -- Investment Agreement, effective December 6, 2000, between
                Maptuit Corporation and ZixIt.
   21.1*     -- Subsidiaries of ZixIt.
   23.1*     -- Consent of Independent Auditors.
   24.1      -- Power of Attorney (included on page 19 of this Form
                10-K).

---------------

 *  Filed herewith