Form 10-Q
period 2001-03-31
ZIXIT CORP
filed 2001-05-14
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (MARK ONE)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                    YES  X   NO
                                        ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               CLASS                              OUTSTANDING AT APRIL 30, 2001
--------------------------------------            ------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                     17,040,663

                                      INDEX


PART I-FINANCIAL INFORMATION


                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets at March 31, 2001
              and December 31, 2000                                                                            3

              Condensed Consolidated Statements of Operations for the
              three months ended March 31, 2001 and 2000 and for the
              cumulative period from January 1, 1999 through March 31, 2001                                    4

              Condensed Consolidated Statement of Stockholders' Equity and
              Comprehensive Net Loss for the three months ended March 31, 2001                                 5

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 and for the
              cumulative period from January 1, 1999 through March 31, 2001                                    6

              Notes to Condensed Consolidated Financial Statements                                             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                                        9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                           15


PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                     15

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                   (Unaudited)



                                                                   March 31, 2001   December 31, 2000
                                                                   --------------   -----------------
                                 ASSETS

Current assets:
         Cash and cash equivalents                                  $     34,541      $     13,347
         Marketable securities                                             8,698            36,943
         Other current assets                                              1,751             1,942
                                                                    ------------      ------------
                  Total current assets                                    44,990            52,232

Investment in Maptuit Corporation, at cost                                 3,000             3,000
Property and equipment, net                                               17,231            19,400
Other noncurrent assets, net                                               3,689             4,045
                                                                    ------------      ------------
                                                                    $     68,910      $     78,677
                                                                    ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                      $      2,237      $      2,431
         Liabilities related to discontinued operations                    1,111             1,116
         Deferred revenues                                                    35                --
                                                                    ------------      ------------
                  Total current liabilities                                3,383             3,547

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $1 par value, 10,000,000 shares
            authorized; none outstanding                                      --                --
         Common stock, $.01 par value, 175,000,000 shares                    193               193
            authorized; 19,332,563 issued, 17,040,663
            outstanding in 2001 and 19,327,563 issued,
            17,035,663 outstanding in 2000
         Additional capital                                              180,529           180,128
         Unearned stock-based compensation                               (11,037)          (14,615)
         Treasury stock, at cost                                         (11,314)          (11,314)
         Accumulated other comprehensive loss                               (189)             (169)
         Accumulated deficit (net of deficit accumulated during
            the development stage of $96,795 at March 31, 2001
            and $83,233 at December 31, 2000)                            (92,655)          (79,093)
                                                                    ------------      ------------
                  Total stockholders' equity                              65,527            75,130
                                                                    ------------      ------------
                                                                    $     68,910      $     78,677
                                                                    ============      ============

                            See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)



                                                                                            Cumulative During
                                                                Three Months                Development Stage
                                                             Ended  March 31,             (From January 1, 1999
                                                        ------------------------------           Through
                                                            2001              2000            March 31, 2001)
                                                        ------------      ------------    -----------------------

Revenues                                                $        104      $         96         $        597
Research and development expenses                             (2,205)           (2,211)             (34,414)
Operating costs and general corporate expenses               (12,183)           (9,595)             (71,862)
Investment income, net                                           674               574                6,135
                                                        ------------      ------------         ------------

Loss from continuing operations before income taxes          (13,610)          (11,136)             (99,544)
Income tax benefit                                                --                --                  807
                                                        ------------      ------------         ------------

Loss from continuing operations                              (13,610)          (11,136)             (98,737)
Discontinued operations                                           48                --                1,942
                                                        ------------      ------------         ------------

Net loss                                                $    (13,562)     $    (11,136)        $    (96,795)
                                                        ============      ============         ============

Basic and diluted loss per common share:
   Continuing operations                                $      (0.80)     $      (0.72)
   Discontinued operations                                        --                --
                                                        ------------      ------------
   Net loss                                             $      (0.80)     $      (0.72)
                                                        ============      ============

Weighted average shares outstanding                           17,040            15,436
                                                        ============      ============






                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE NET LOSS
                        (In thousands, except share data)

                                   (Unaudited)



                                                                              Unearned
                                                                                stock-
                                                                                based
                                        Common Stock           Additional       compen-
                                   Shares         Amount         capital        sation
                                 ----------     ----------     ----------      ----------

Balance, December 31, 2000       19,327,563     $      193     $  180,128      $  (14,615)

  Exercise of stock options
    for cash                          5,000             --             24              --

  Unearned stock-
    based compensation
    for service providers                --             --            381            (381)


  Amortization of
    unearned stock-
    based compensation                   --             --             --           3,959


  Other                                  --             --             (4)             --

  Comprehensive net loss:
    Net loss                             --             --             --              --
    Unrealized loss on
       marketable securities             --             --             --              --

    Comprehensive net loss               --             --             --              --
                                 ----------     ----------     ----------      ----------

Balance, March 31, 2001          19,332,563     $      193     $  180,529      $  (11,037)
                                 ==========     ==========     ==========      ==========





                                                      Accumulated
                                                        other                           Total
                                       Treasury      comprehensive    Accumulated   stockholders'
                                        stock            loss           deficit        equity
                                      ----------     -------------    ----------      ----------

Balance, December 31, 2000            $  (11,314)     $     (169)     $  (79,093)     $   75,130

  Exercise of stock options
    for cash                                  --              --              --              24

  Unearned stock-
    based compensation
    for service providers                     --              --              --              --


  Amortization of
    unearned stock-
    based compensation                        --              --              --           3,959


  Other                                       --              --              --              (4)

  Comprehensive net loss:
    Net loss                                  --              --         (13,562)        (13,562)
    Unrealized loss on
       marketable securities                  --             (20)             --             (20)
                                                                                      ----------
    Comprehensive net loss                    --              --              --         (13,582)
                                      ----------      ----------      ----------      ----------

Balance, March 31, 2001               $  (11,314)     $     (189)     $  (92,655)     $   65,527
                                      ==========      ==========      ==========      ==========





                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)


                                                                                                                Cumulative During
                                                                                         Three Months           Development Stage
                                                                                        Ended March 31        (From January 1, 1999
                                                                              ------------------------------         Through
                                                                                 2001               2000         March 31, 2001)
                                                                              ------------      ------------     --------------
Cash flows from operating activities:
         Loss from continuing operations                                      $    (13,610)     $    (11,136)     $    (98,737)
         Adjustments to reconcile loss from continuing operations
            to net cash used by operating activities:
              Depreciation and amortization                                          2,749             2,222            16,153
              Stock-based compensation                                               3,959             4,274            28,074
              Write-down of marketable securities                                       --                --             1,202
              Other non-cash expenses                                                  100                --               231
              Changes in assets and liabilities, excluding divestiture of businesses:
                  Other assets                                                         141               312            (1,403)
                  Current liabilities                                                   92              (242)              698
                                                                              ------------      ------------      ------------
         Net cash used by continuing operations                                     (6,569)           (4,570)          (53,782)
         Net cash provided (used) by discontinued operations                            43               105            (1,403)
                                                                              ------------      ------------      ------------
                  Net cash used by operating activities                             (6,526)           (4,465)          (55,185)

Cash flows from investing activities:
         Purchases of property and equipment, net                                     (525)           (1,555)          (31,315)
         Purchases of marketable securities                                         (3,960)           (2,933)         (160,360)
         Sales and maturities of  marketable securities                             32,185            16,000           179,072
         Investment in Maptuit Corporation                                              --                --            (3,000)
         Purchase of Anacom Communications                                              --                --            (2,500)
         Proceeds from sales of discontinued operations, net of cash sold               --               581             5,885
                                                                              ------------      ------------      ------------
                  Net cash provided (used) by investing activities                  27,700            12,093           (12,218)

Cash flows from financing activities:
         Proceeds from private placement of common stock, net of issuance
              costs                                                                     --                --            43,784
         Proceeds from exercise of stock options                                        24             1,911             3,887
                                                                              ------------      ------------      ------------
                  Net cash provided by financing activities                             24             1,911            47,671

Effect of exchange rate changes on cash and cash equivalents                            (4)               (4)              (19)
                                                                              ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents                                    21,194             9,535           (19,751)

Cash and cash equivalents, beginning of period                                      13,347             6,598            54,292
                                                                              ------------      ------------      ------------

Cash and cash equivalents, end of period                                      $     34,541      $     16,133      $     34,541
                                                                              ============      ============      ============




                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 2000 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2000 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

         The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the applicable loss by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, because a loss from continuing operations was reported for each period presented.

2.       STOCKHOLDERS' EQUITY

         The Company recognizes significant non-cash stock-based compensation expense resulting from common stock issuable in connection with the purchase of Anacom Communications, Inc. ("Anacom") and from certain stock option grants made to third party service providers, employees and directors. Unearned stock-based compensation expense of $9,715,000 as of March 31, 2001 related to certain of these equity securities is fixed in amount and will be amortized to expense primarily in 2001. The determination of the amount to be expensed for the remaining equity securities requires that they be revalued on each reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. The Company's future results of operations could be materially impacted by a change in valuation of these variable equity securities as a result of future increases or decreases in the price of the Company's common stock.

3.       COMMITMENTS

         In the third quarter of 2000, the Company entered into an agreement with Yahoo! Inc. ("Yahoo!") to provide Yahoo! Mail users with the option to send encrypted email messages through the Company's ZixMail.net messaging portal. The Company has minimum future commitments to Yahoo! under this agreement totalling

$5,025,000, payable in quarterly installments through August 2002. In addition, the Company will pay Yahoo! a specified portion of revenues earned by the Company which are associated with Yahoo! users.

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

         The foundation of the Company's business model for its ZixMail services centers around the financial leverage expected to be generated by revenues that are believed to be predominantly recurring in nature and an efficient cost structure for data center operations, the core of which is expected to remain relatively stable regardless of the number of users. New business, primarily focused on the corporate market, is expected to be generated from the Company's own direct sales efforts, its affiliate marketing programs and the promotional efforts of its strategic marketing partners. Revenue streams in the near term are projected to consist primarily of ZixMail subscription fees, which are list priced at $24.00 per year per email address and generally expected to be collected annually at the beginning of the subscription period. In the first quarter of 2001, the Company began charging for its ZixMail services and, during 2001, expects to expand its sales and marketing reach and to incur certain variable customer acquisition costs associated with generating subscription fees. These variable costs include revenue sharing arrangements with the Company's strategic marketing partners, anticipated to average between 20 to 25 percent of first-year subscription fees, and performance-based incentive compensation earned by the Company's direct sales staff. The Company has set a goal of obtaining 600,000 ZixMail subscribers by the end of 2001, starting from a base of several thousand users generally reflecting the Company's previous marketing approach, which was heavily weighted toward the consumer market.

         Based upon its anticipated cost structure, the Company currently estimates that it can become cash flow positive from operations in any period in which it receives annual subscription fees from an average of 150,000 or more new subscribers per month. The Company believes that it is possible to attain such levels of order activity sometime in the first half of 2002. Thereafter, if a base of 1,800,000 subscribers is attained, the Company expects to achieve the financial leverage generated by recurring revenues and a relatively stable cost structure, which is expected to result in a favorable cash flow scenario as new subscribers are added. For financial accounting purposes, subscription fees will be recognized as revenue on a prorated basis over the length of the subscription period, usually one year. As a result of the spreading of revenues over the applicable service period, a large portion of the new business added in 2001 will not be recognized as revenue in 2001; however, the deferred revenues generated should provide the Company with additional cash and a predictable base of revenue leading into 2002. When coupled with the Company's current cash expenditure levels, and the significant levels of non-cash expenses which are expected to exceed $20,000,000, this method of recognizing revenue makes it likely that the Company will incur a substantial net loss in 2001. However, as was the case in 2000, the anticipated reduction in the Company's cash resources in 2001 will be substantially less than the expected net loss.

         Additionally, in October 1999, the Company purchased all of the outstanding shares of Anacom, a privately-held provider of real-time transaction processing services to Internet merchants.

RESULTS OF OPERATIONS

     CONTINUING OPERATIONS

       Revenues

         The Company is in the development stage and had no significant revenues in 2000 and 2001. The Company began charging for its ZixMail products and services in the first quarter of 2001. Subscription fees billed or received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

       Research and development expenses

         Research and development expenses were virtually unchanged from $2,211,000 in the first quarter of 2000 to $2,205,000 for the corresponding period in 2001. In 2001, employee compensation costs increased over the comparable period in 2000 and were offset by a reduction in third party consulting expenditures as a result of hiring additional technical personnel to support the development of the Company's various Internet products.

       Operating costs and general corporate expenses

         Operating costs and general corporate expenses increased from $9,595,000 in the first quarter of 2000 to $12,183,000 for the same period in 2001. The increase is primarily due to additional costs incurred for sales and marketing of the ZixMail products and services, including strategic marketing expenses with Yahoo! and the hiring of additional personnel in the areas of direct sales and marketing support. Also, depreciation expense is higher in 2001 due to an increased investment in property and equipment. In the near-term, the Company plans to continue the expansion of its sales and marketing effort. Additionally, new categories of costs will begin to be incurred such as variable customer acquisition costs associated with generating new subscription fees.

       Investment income, net

         Investment income increased from $574,000 in the first quarter of 2000 to $674,000 for the same period in 2001 primarily due to the increase in invested cash and marketable securities resulting from the sale of newly issued equity securities totalling $44,000,000 in a private placement completed in 2000.

       Income taxes

         The income tax benefit on the loss from continuing operations in 2001 and 2000 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted losses and tax credits. The Company has fully reserved its net deferred tax assets due to the uncertainty of future taxable income from the Company's business initiatives.

       Loss from continuing operations

         As a result of the foregoing, the Company experienced first quarter losses from continuing operations of $11,136,000 in 2000 and $13,610,000 in 2001.

       Discontinued Operations

         The Company recorded a gain of $48,000 for the three months ended March 31, 2001, primarily due to a reduction in estimated future costs for various indemnification issues associated with the disposal of its remaining operating businesses in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company's principal source of liquidity is its net working capital position of

$41,607,000, including cash and marketable securities of $43,239,000. The Company plans to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities or U.S. government and agency securities. The Company's first quarter 2001 loss from continuing operations included significant non-cash expenses such as depreciation and amortization, and stock-based compensation aggregating $6,808,000. Net cash used by continuing operations in the first quarter of 2001 was $6,569,000, primarily representing continued development and operating costs relating to the Company's Internet related businesses. The Company began charging for its ZixMail products and services in the first quarter of 2001. The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities, particularly with regards to discretionary marketing and advertising costs and costs associated with forming or supporting its strategic marketing partners, such as a minimum future commitment to Yahoo! totalling $5,025,000, payable in quarterly installments through August 2002. The trend for additions to property and equipment continues to decline with 2001 capital expenditures not expected to exceed $2,000,000.

         The Company has committed to make an additional $2,000,000 investment in Maptuit Corporation ("Maptuit"), payable in the Company's common stock or cash, in the near-term. Maptuit, an early stage company, is a privately-held Internet application service provider that supplies wireline and wireless Internet location-based services. Mr. Jeffrey P. Papows, a director of the Company since March 2000 and the Company's chairman of its board of directors since October 2000, serves as the president and chief executive officer of Maptuit and holds a minority equity interest in Maptuit. Additionally, in October 2001, the last installment for the delivery of stock issuable in connection with the purchase of Anacom, $3,232,000 of additional consideration in cash or stock at ZixIt's option would be required to be delivered assuming the market value of the Company's common stock at that time is equal to $12.48, the market value of the Company's common stock on April 30, 2001.

         The Company believes its existing net working capital position will be sufficient to meet near-term anticipated needs. The Company currently has no existing borrowings or credit facilities. Acquisitions, if any, would be financed by the most attractive alternative available, which could be cash or the issuance of debt or equity securities.

RISKS AND UNCERTAINTIES

         The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," "plan," "should," "goal" and similar expressions and variations thereof are intended to identify forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the following:

       LIMITED OPERATING HISTORY IN INTERNET ARENA

         ZixIt's products and services are targeted at the new and rapidly evolving markets for secure Internet communications and e-commerce. Although the competitive environment in these markets has yet to fully develop, ZixIt anticipates that it will be intensely competitive, subject to rapid change and significantly affected by new products and service introductions and other market activities of industry participants.

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

       TIMELY DEVELOPMENT OF PRODUCTS AND SERVICES

         ZixIt must be able to successfully and timely develop its products and services. The commercial version of ZixMail was first released in March 2000. ZixIt's new Internet secure-messaging portal - ZixMail.net(TM) - was first opened at the end of July 2000. ZixIt has not earned any significant revenues from its ZixMail products or services, although ZixIt first began charging for these products and services in the first quarter of 2001. ZixCharge(TM) has not been commercially released.

       MARKET ACCEPTANCE

         ZixIt must be able to achieve broad market acceptance for its products and services. To ZixIt's knowledge, there are currently no Internet secure-messaging services, such as ZixMail, that currently operate at the scale that ZixIt would require, at its current expenditure levels and proposed pricing, to become profitable from its secure-messaging operations. To reach a larger customer base for its secure-messaging products and services than ZixIt can reach through its direct sales and marketing efforts, ZixIt is pursuing collaborative relationships with third parties with large existing user bases to assist ZixIt in promoting its secure-messaging services. There is no assurance that ZixIt will be successful in entering into these relationships, or that if entered into, they will significantly assist ZixIt in obtaining large numbers of ZixMail users. Moreover, in any event, there is no assurance that enough paying users will ultimately be obtained to enable ZixIt to operate profitably.

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

         Attempts have been made to define the size and nature of the market comprising secure Internet communications. A Robert W. Baird & Co. study of this market has coined the term "Secure e-Document Delivery Industry" to describe the activity and business within this sector. This report is instructive with respect to the competition within this market segment as it seeks to identify the market segments and to analyze the various participants. The analysis divides the secure e-document delivery industry into three segments: (1) email content management; (2) email statement creation and delivery and (3) secure messaging. The report identifies 26 companies that participate in one, two or all three of these market segments. These companies include: Aladdin Knowledge Systems, CertifiedMail.com, click2send, Content Technologies, Critical Path, Disappearing, Inc., e-Docs, eLynx, ePage, e-Parcel, Hushmail, MessagingDirect, MicroVault, NetEx, PostX, Private Express, Slam Dunk Networks, SRA International, Ten Four AB, Trend Micro, Tumbleweed Communications, United Parcel Service, ValiCert, Xenos, ZipLip and ZixIt. Not included in this listing are PGP (Pretty Good Privacy), a division of Network Associates and SigabaSecure.

         While several of these companies participate in two or three of the market segments listed above, more than half -- 14 companies, including ZixIt -- focus only on the secure messaging segment. The report notes that this field is crowded because the technological requirements to compete in this space are widely available -- like public key infrastructure and encryption, as well as standard Internet and email protocols. While many of these companies compete with ZixIt, some of these companies do not. For example, although Slam Dunk Networks delivers messages securely, it does so within an enterprise-to-enterprise environment - the automated exchange of purchase orders between business partners, for example. Today, ZixIt participates primarily in the Desktop-to-Desktop market allowing individuals to transmit items like contracts, spreadsheets and other sensitive documents that are prepared on an ad hoc basis. Competition in this market includes, but is not limited to, CertifiedMail, Hushmail, PGP, Private Express, SigabaSecure and ZipLip.

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

         Furthermore, it is critical that ZixIt's facilities and infrastructure remain secure and the market perceives them to be secure. Despite ZixIt's security measures, its infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. It is possible that ZixIt may have to use additional resources to address these problems. Messages sent through ZixIt's ZixMail.net message portal will reside, for a user-specified period of time, in its data center facilities. Also, ZixIt's planned ZixCharge business will retain certain confidential customer information in its data center facilities. Any physical or electronic break-ins or other security breaches or compromises of this information could expose ZixIt to significant liability, and customers could be reluctant to use its Internet-related products and services.

       KEY PERSONNEL

         ZixIt depends on the performance of its senior management team and other key employees, particularly highly skilled technical and sales and marketing personnel. ZixIt's success also depends on its ability to attract, retain and motivate these individuals. There is competition for these personnel, and ZixIt faces a tight employment market in general. There are no agreements with any of ZixIt's personnel that prevent them from leaving ZixIt at any time. In addition, ZixIt does not maintain key person life insurance for any of its personnel. The loss of the services of any of ZixIt's key employees or its failure to attract, retain and motivate key employees could harm its business.

       UNKNOWN DEFECTS OR ERRORS

         Any of ZixMail, ZixMail.net message portal or ZixCharge could contain undetected defects or errors. Despite ZixIt's testing, defects or errors may occur, which could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to ZixIt's reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could harm ZixIt's business.

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

       STOCK PRICE

         The market price of ZixIt's common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Also, the market prices of securities of other Internet-related companies have been highly volatile and, as is well known, have declined substantially and broadly over the past several months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the period ended March 31, 2001, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company's 2000 Annual Report to Shareholders on Form 10-K.

         The Company has made an equity investment in Maptuit Corporation, an early stage privately-held company. There is no readily determinable market value for the Company's investment in Maptuit Corporation. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets. The Company identifies and records impairment losses when events and circumstances indicate the investment has been impaired.

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

                                *10.1 ZixIt Corporation 2001 Employee Stock
                                      Option Plan, dated May 4, 2001.

                  b.  Reports on Form 8-K

                         No reports of the Registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 2001.



*Filed herewith.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ZIXIT CORPORATION
                                             (Registrant)



Date: May 14, 2001                           By:        /s/ Steve M. York
                                                --------------------------------
                                                         Steve M. York
                                                  Senior Vice President, Chief
                                                Financial Officer, and Treasurer
                                                (Principal Financial Officer and
                                                     Duly Authorized Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
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

             *10.1 ZixIt Corporation 2001 Employee Stock Option Plan, dated May 4, 2001.



* Filed herewith