Form 10-Q
period 2001-06-30
ZIXIT CORP
filed 2001-08-02
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
                                   YES [X] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                CLASS                              OUTSTANDING  AT JULY 31, 2001
--------------------------------------             -----------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                        17,029,299

                                      INDEX


PART I-FINANCIAL INFORMATION

                                                                                      Page
                                                                                     Number
                                                                                     ------
ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets at June 30, 2001
              and December 31, 2000                                                     3

              Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000 and for
              the cumulative period from January 1, 1999 through June 30, 2001          4

              Condensed Consolidated Statement of Stockholders' Equity and
              Comprehensive Net Loss for the six months ended June 30, 2001             5

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2001 and 2000 and for the
              cumulative period from January 1, 1999 through June 30, 2001              6

              Notes to Condensed Consolidated Financial Statements                      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    16


PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              17

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                   (Unaudited)


                                                                   June 30, 2001    December 31, 2000
                                                                   -------------    -----------------
                        ASSETS

Current assets:
         Cash and cash equivalents                                  $     30,896      $     13,347
         Marketable securities                                             4,556            36,943
         Other current assets                                              1,419             1,942
                                                                    ------------      ------------
                  Total current assets                                    36,871            52,232

Investment in Maptuit Corporation, at cost                                 3,000             3,000
Property and equipment, net                                               14,905            19,400
Other noncurrent assets, net                                               3,050             4,045
                                                                    ------------      ------------
                                                                    $     57,826      $     78,677
                                                                    ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                      $      2,704      $      2,431
         Liabilities related to discontinued operations                    1,079             1,116
         Deferred revenues                                                   189                --
                                                                    ------------      ------------
                  Total current liabilities                                3,972             3,547

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $1 par value, 10,000,000 shares
            authorized; none outstanding                                      --                --
         Common stock, $.01 par value, 175,000,000 shares                    193               193
            authorized; 19,332,563 issued, 17,040,663
            outstanding in 2001 and 19,327,563 issued,
            17,035,663 outstanding in 2000
         Additional capital                                              176,112           180,128
         Unearned stock-based compensation                                (6,652)          (14,615)
         Treasury stock, at cost                                         (11,314)          (11,314)
         Accumulated other comprehensive loss                               (436)             (169)
         Accumulated deficit (net of deficit accumulated during
            the development stage of $108,189 at June 30, 2001
            and $83,233 at December 31, 2000)                           (104,049)          (79,093)
                                                                    ------------      ------------
                  Total stockholders' equity                              53,854            75,130
                                                                    ------------      ------------
                                                                    $     57,826      $     78,677
                                                                    ============      ============



                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)


                                                                                                          Cumulative During
                                                        Three Months                 Six Months           Development Stage
                                                        Ended June 30               Ended June 30       (From January 1, 1999
                                                  ------------------------    ------------------------          Through
                                                     2001          2000          2001          2000          June 30, 2001)
                                                  ----------    ----------    ----------    ----------  ---------------------
Revenues                                          $      123    $       92    $      227    $      188       $      720
Research and development expenses                     (2,591)       (2,205)       (4,796)       (4,416)         (37,005)
Operating costs and general corporate expenses        (9,394)       (8,287)      (21,577)      (17,882)         (81,256)
Investment income, net                                   468           636         1,142         1,210            6,603
                                                  ----------    ----------    ----------    ----------       ----------

Loss from continuing operations before income
taxes                                                (11,394)       (9,764)      (25,004)      (20,900)        (110,938)
Income tax benefit                                        --            --            --            --              807
                                                  ----------    ----------    ----------    ----------       ----------

Loss from continuing operations                      (11,394)       (9,764)      (25,004)      (20,900)        (110,131)
Discontinued operations                                   --           308            48           308            1,942
                                                  ----------    ----------    ----------    ----------       ----------

Net loss                                          $  (11,394)   $   (9,456)   $  (24,956)   $  (20,592)      $ (108,189)
                                                  ==========    ==========    ==========    ==========       ==========

Basic and diluted income (loss) per common share:
   Continuing operations                          $    (0.67)   $    (0.60)   $    (1.46)   $    (1.32)
   Discontinued operations                                --          0.02            --          0.02
                                                  ----------    ----------    ----------    ----------
   Net loss                                       $    (0.67)   $    (0.58)   $    (1.46)   $    (1.30)
                                                  ==========    ==========    ==========    ==========
Weighted average shares outstanding                   17,041        16,227        17,040        15,832
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

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE NET LOSS
                        (In thousands, except share data)

                                   (Unaudited)

                                                                   Unearned
                                                                    stock-                 Accumulated
                                                                    based                     other                      Total
                                     Common Stock    Additional     compen-    Treasury   comprehensive  Accumulated  stockholders'
                                   Shares    Amount   capital       sation       stock        loss         deficit       equity
                                 ----------  ------  ----------   ----------   ---------  -------------  -----------  -------------
Balance, December 31, 2000       19,327,563  $  193  $  180,128   $  (14,615)  $(11,314)     $ (169)     $  (79,093)  $   75,130

  Exercise of stock options
    for cash                          5,000      --          16           --         --          --              --           16

  Unearned stock-
    based compensation
    for service providers                        --         694         (694)        --          --              --           --

  Cancellation of stock issuable
    for purchase of Anacom
    Communications                       --      --      (4,725)       4,725         --          --              --           --

  Amortization of
    unearned stock-
    based compensation                   --      --          --        3,932         --          --              --        3,932

  Other                                  --      --          (1)          --         --          --              --           (1)

  Comprehensive net loss:
    Net loss                             --      --          --           --         --          --         (24.956)     (24,956)
    Unrealized loss on
       marketable securities             --      --          --           --         --        (267)             --         (267)
                                                                                                                      ----------
    Comprehensive net loss               --      --          --           --         --          --              --      (25,223)
                                 ----------  ------  ----------   ----------   --------      ------      ----------   ----------

Balance, June 30, 2001           19,332,563  $  193  $  176,112   $   (6,652)  $(11,314)     $ (436)     $ (104,049)  $   53,854
                                 ==========  ======  ==========   ==========   ========      ======      ==========   ==========


                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)


                                                                                                               Cumulative During
                                                                                           Six Months          Development Stage
                                                                                          Ended June 30      (From January 1, 1999
                                                                                   ------------------------         Through
                                                                                      2001          2000         June 30, 2001)
                                                                                   ----------    ----------  ---------------------
Cash flows from operating activities:
         Loss from continuing operations                                           $  (25,004)   $  (20,900)     $ (110,131)
         Adjustments to reconcile loss from continuing operations
            to net cash used by operating activities:
              Depreciation and amortization                                             5,999         4,627          19,403
              Stock-based compensation                                                  3,932         5,996          28,047
              Write-down of marketable securities                                          --            --           1,202
              Other non-cash expenses                                                     200            --             331
              Changes  in assets and  liabilities,  excluding  divestiture  of businesses:
                  Other assets                                                            423        (2,203)         (1,121)
                  Current liabilities                                                     713          (530)          1,319
                                                                                   ----------    ----------      ----------
         Net cash used by continuing operations                                       (13,737)      (13,010)        (60,950)
         Net cash provided (used) by discontinued operations                               11           253          (1,435)
                                                                                   ----------    ----------      ----------
                  Net cash used by operating activities                               (13,726)      (12,757)        (62,385)

Cash flows from investing activities:
         Purchases of property and equipment, net                                        (860)       (4,739)        (31,650)
         Purchases of marketable securities                                            (3,960)       (9,052)       (160,360)
         Sales and maturities of  marketable securities                                36,080        19,000         182,967
         Investment in Maptuit Corporation                                                 --            --          (3,000)
         Purchase of Anacom Communications                                                 --            --          (2,500)
         Proceeds from sales of discontinued operations, net of cash sold                  --           581           5,885
                                                                                   ----------    ----------      ----------
                  Net cash provided (used) by investing activities                     31,260         5,790          (8,658)

Cash flows from financing activities:
         Proceeds from private placement of common stock, net of issuance                  --        27,534          43,784
              costs
         Proceeds from exercise of stock options                                           16         2,044           3,879
                                                                                   ----------    ----------      ----------
                  Net cash provided by financing activities                                16        29,578          47,663

Effect of exchange rate changes on cash and cash equivalents                               (1)           (4)            (16)
                                                                                   ----------    ----------      ----------

Increase (decrease) in cash and cash equivalents                                       17,549        22,607         (23,396)

Cash and cash equivalents, beginning of period                                         13,347         6,598          54,292
                                                                                   ----------    ----------      ----------

Cash and cash equivalents, end of period                                           $   30,896    $   29,205      $   30,896
                                                                                   ==========    ==========      ==========


                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 2000 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2000 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature except the adjustments relating to Anacom Communications, Inc. as explained in Note 3. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

         Since 1999, the Company has been developing a digital signature and encryption technology and is developing a series of products and services that enhance privacy, security and convenience over the Internet. ZixMail(TM) is a secure email application and service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. The Company did not begin to charge for the use of ZixMail until the first quarter of 2001. Successful development of a development stage enterprise, particularly Internet related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of its products and services. A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

2.       STOCKHOLDERS' EQUITY

         The Company recognizes significant non-cash stock-based compensation expense resulting from certain stock option grants made to third party service providers, employees and directors. Unearned stock-based compensation expense of $5,477,000 as of June 30, 2001 related to certain of these equity securities is fixed in amount and will be amortized to expense primarily through 2002. The determination of the amount to be expensed for the remaining equity securities requires that they be revalued on each reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. The Company's future results of operations could be materially impacted by a change in valuation of these variable equity securities as a result of future increases or decreases in the price of the Company's common stock.

3.       ANACOM COMMUNICATIONS, INC.

         As previously announced on June 20, 2001, the Company reported that the credit card data bases at its independently operated subsidiary Anacom Communications, Inc. ("Anacom") had been improperly accessed and fraudulent transactions had been processed, causing Anacom to advise its merchant customer base to transfer their electronic commerce transactions to other payment gateways for processing. The Company is currently unable to assess the amount of the liability, if any, to Anacom or the Company, which may result from the unauthorized access to Anacom's data bases. Anacom, an on-line credit card processing service provider, was purchased by the Company in 1999 and was managed by the former owners.

         Subsequently, the Company has ceased all operations at Anacom and the former owners of Anacom have separated from employment with Anacom. As a result, the October 2001 final installment of the Company's common stock issuable to the former owners in connection with the purchase of Anacom, which aggregated $4,725,000, was canceled. These events resulted in a second quarter 2001 non-recurring net reduction in operating costs of approximately $3,000,000. This favorable adjustment was primarily due to the reversal of previously recorded unvested stock-based compensation expense related to the canceled installment totaling $3,800,000, partially offset by severance costs and asset write-downs, including goodwill. Over the last four quarters, Anacom's operating losses have averaged $1,450,000, including non-cash charges of $1,075,000 per quarter for amortization of goodwill and stock-based compensation. Substantially all of the Company's revenues since 1999 have been associated with Anacom.

4.       COMMITMENTS

         In the third quarter of 2000, the Company entered into an agreement with Yahoo! Inc. ("Yahoo!") to provide Yahoo! Mail users with the option to send encrypted email messages through the Company's ZixMail.net messaging portal. The Company has minimum future commitments to Yahoo! under this agreement totaling $4,188,000, payable in quarterly installments through August 2002. In addition, the Company will pay Yahoo! a specified portion of revenues earned by the Company which are associated with Yahoo! users.

5.       LITIGATION

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

6.       SUBSEQUENT EVENT -- RELATED PARTY TRANSACTION

         In December 2000, the Company purchased approximately 9% of the equity ownership of Maptuit Corporation ("Maptuit") for $3,000,000 in cash and committed to make a follow-on investment. Accordingly, in July 2001, the Company made an additional $2,000,000 cash investment in Maptuit and received a promissory note convertible into Maptuit equity securities. The note bears interest at prime plus 1%, is due in July 2006 and automatically converts into Maptuit equity securities at the same price per share obtained if a third party equity financing arrangement is completed, as defined. Maptuit is currently seeking such third party equity funding. If Maptuit is unable to obtain additional equity funding or if such funding is obtained at a price per share which is less than the price per share the Company paid for its initial investment, the carrying value of the Company's investment in Maptuit may be impaired and therefore subject to write-down for financial accounting purposes. Maptuit, an early stage company, is a privately-held Internet application service provider that supplies wireline and wireless Internet location-based services. Mr. Jeffrey P. Papows, a director of the Company since March 2000 and the Company's chairman of its board of directors since October 2000, serves as the president and chief executive officer of Maptuit and holds a minority equity interest in Maptuit.

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

         Since January 1999, the Company has been developing a digital signature and encryption technology and is developing a series of products and services that enhance privacy, security and convenience over the Internet. ZixMail(TM) is the only product currently being marketed and sold. ZixMail is a secure email application and service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. The Company did not begin charging for the use of its ZixMail product and related services until the first quarter of 2001.

         The foundation of the Company's business model for its ZixMail product and services centers around the financial leverage expected to be generated by revenues that are believed to be predominantly recurring in nature and an efficient cost structure for data center operations, the core of which is expected to remain relatively stable regardless of the number of users. New business, primarily focused on the corporate market, is expected to be generated from the Company's own direct sales efforts, the promotional efforts of its strategic marketing partners and its affiliate marketing programs. Revenue streams in the near term are projected to consist primarily of ZixMail subscription fees, which are list priced at $24.00 per year per email address and generally expected to be collected annually at the beginning of the subscription period. The Company began charging for its ZixMail services in the first quarter of 2001 and, during 2001, has expanded its sales and marketing reach and expects to incur certain variable customer acquisition costs associated with generating subscription fees. These 2001 variable costs include revenue sharing arrangements with the Company's strategic marketing partners, ranging from 20 to 65 percent of subscription fees, and performance-based incentive compensation earned by the Company's direct sales staff. As of July 31, 2001, the Company had a base of approximately 8,000 ZixMail subscribers. The Company has set a goal of obtaining 600,000 ZixMail subscribers by the end of 2001.

         Based upon its anticipated cost structure, the Company currently estimates that it can become cash flow positive from operations in any period in which it receives annual subscription fees from an average of 150,000 or more new subscribers per month. The Company believes that it is possible to attain such levels of order activity sometime in the first half of 2002. Thereafter, if a base of 1,800,000 subscribers is attained, the Company expects to achieve the financial leverage generated by recurring revenues and a relatively stable cost structure, which is expected to result in a favorable cash flow scenario as new subscribers are added. For financial accounting purposes, subscription fees will be recognized as revenue on a prorated basis over the length of the subscription period, usually one year. As a result of the spreading of revenues over the applicable service period, a large portion of the new business added in 2001 will not be recognized as revenue in 2001; however, the deferred revenues generated should provide the Company with additional cash and a base level of revenue leading into 2002. The Company expects to incur a substantial net loss in the last half of 2001 based upon anticipated order activity and the related method of recognizing revenue, current cash expenditure levels and the significant levels of non-cash expenses, which are expected to be approximately $8,800,000. However, as was the case in the first half of 2001, the anticipated reduction in the Company's cash resources in the last half of 2001 will be substantially less than the expected net loss.

         Additionally, in October 1999, the Company purchased all of the outstanding shares of Anacom, a privately-held provider of real-time transaction processing services to Internet merchants. In June 2001, the operations of Anacom were discontinued.

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

       Research and development expenses

         Research and development expenses increased from $2,205,000 and $4,416,000 for the three months and six months ended June 30, 2000 to $2,591,000 and $4,796,000 for the corresponding periods in 2001. In 2001, employee compensation costs increased over both of the comparable reporting periods in 2000 and were partially offset by a reduction in third-party consulting expenditures as a result of hiring additional technical personnel to support the development of the Company's various Internet products and services.

       Operating costs and general corporate expenses

         Operating costs and general corporate expenses increased from $8,287,000 and $17,882,000 for the three months and six months ended June 30, 2000 to $9,394,000 and $21,577,000 for the corresponding periods in 2001. The increases for both periods are primarily due to additional costs incurred for sales and marketing of the ZixMail products and services, including strategic marketing expenses with Yahoo! and the hiring of additional personnel in the areas of direct sales and marketing support. Also, depreciation expense is higher in the 2001 periods due to an increased investment in property and equipment. The increases in both periods are partially offset by a non-recurring reduction in operating costs of approximately $3,000,000, recorded in June 2001, related to the cessation of the Anacom business (See Note 3 to the condensed consolidated financial statements). In the near-term, the Company plans to continue to expand its sales and marketing efforts. Additionally, the Company will begin incurring new categories of costs such as variable customer acquisition costs associated with generating new subscription fees.

       Investment income, net

         Investment income decreased from $636,000 and $1,210,000 for the three months and six months ended June 30, 2000 to $468,000 and $1,142,000 for the corresponding periods of 2001 due to lower interest rates and a decrease in invested cash and marketable securities.

       Income taxes

         The income tax benefit on the loss from continuing operations in 2001 and 2000 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted losses and tax credits. The Company has fully reserved its net deferred tax assets due to the uncertainty of future taxable income from the Company's business initiatives.

       Loss from continuing operations

         As a result of the foregoing, the Company experienced losses from continuing operations of $11,394,000 and $25,004,000 for the three months and six months ended June 30, 2001, respectively, as compared to losses of $9,764,000 and $20,900,000 for the corresponding periods in 2000.

       Discontinued Operations

         The Company recorded a gain of $48,000 for the six months ended June 30, 2001, primarily due to a reduction in estimated future costs for various indemnification issues associated with the disposal of its remaining operating businesses in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company's principal source of liquidity is its net working capital position of $32,899,000, including cash and marketable securities of $35,452,000. The Company plans to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities or U.S. government and agency securities. The Company's first six months 2001 loss from continuing operations included significant non-cash expenses such as depreciation and amortization, and stock-based compensation aggregating $10,131,000. Net cash used by continuing operations in the first six months of 2001 was $13,737,000, primarily representing continued development and operating costs relating to the Company's Internet related businesses. The Company began charging for its ZixMail products and services in the first quarter of 2001. The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities, particularly with regards to discretionary marketing and advertising costs and costs associated with forming or supporting its strategic marketing partners, such as a minimum future commitment to Yahoo! totaling $4,188,000, payable in quarterly installments through August 2002. The trend for additions to property and equipment continues to decline with 2001 capital expenditures not expected to exceed $2,000,000.

         The Company has made cash investments in Maptuit Corporation equity securities totaling $5,000,000, $2,000,000 of which occurred in July 2001. (See
Note 6 to the condensed consolidated financial statements). There is currently no public market for the Maptuit equity securities and the Company does not anticipate there being any near-term opportunity for liquidating its investment. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and investment risks inherent in early stage enterprises. Separately, the Company's common shares issued to Entrust Technologies, Inc. in December 2000 are subject to transfer restrictions which lapse in four equal quarterly installments ending in December 2001. If the aggregate value of the shares on the dates the restrictions lapse is less than $3,400,000, the Company is obligated to fund such deficiency in December 2001. Presently, $1,387,000 of additional consideration in cash or stock at ZixIt's option would be required to be delivered, based on the value of the shares on the dates that restrictions have already lapsed and assuming the market value of the Company's common stock on the dates the remaining restrictions lapse is $9.15, the market value of the Company's common stock on June 30, 2001.

         The Company currently has no significant revenues, however, it believes existing cash and marketable securities are sufficient to sustain its current level of operating expenditures through the second quarter of 2002. The Company will consider various capital funding alternatives based upon the Company's revenue growth and strategic business plans. The Company currently has no existing borrowings or credit facilities. Acquisitions, if any, would be financed by the most attractive alternative available, which could be cash or the issuance of debt or equity securities.

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

       MARKET ACCEPTANCE

         ZixIt must be able to achieve broad market acceptance for its products and services. To ZixIt's knowledge, there are currently no Internet secure-messaging services, such as ZixMail, that currently operate at the scale that ZixIt would require, at its current expenditure levels and proposed pricing, to become profitable from its secure-messaging operations. ZixIt's direct sales efforts are primarily focused on the corporate market. To reach a larger customer base for its ZixMail products and services than ZixIt can reach through its direct sales efforts, ZixIt is pursuing distribution arrangements and collaborative relationships with third parties with large existing user bases to assist ZixIt in promoting its ZixMail services. There is no assurance that ZixIt will be successful in entering into these arrangements or relationships, or that if entered into, they will significantly assist ZixIt in obtaining large numbers of ZixMail users. Moreover, in any event, there is no assurance that enough paying ZixMail users will ultimately be obtained to enable ZixIt to operate profitably.

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

       NO SIGNIFICANT REVENUES

         ZixIt currently has no significant revenues, however, it believes existing cash and marketable securities are sufficient to sustain its current level of operating expenditures through the second quarter of 2002. ZixIt will consider various capital funding alternatives based upon ZixIt's revenue growth and strategic business plans.

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

         Attempts have been made to define the size and nature of the market comprising secure Internet communications. A 2000 Robert W. Baird & Co. study of this market has coined the term "Secure e-Document Delivery Industry" to describe the activity and business within this sector. This report is instructive with respect to the competition within this market segment as it seeks to identify the market segments and to analyze the various participants. The analysis divides the secure e-document delivery industry into three segments: (1) email content management; (2) email statement creation and delivery; and (3) secure messaging. The report identifies 26 companies that participate in one, two or all three of these market segments. These companies include: Aladdin Knowledge Systems, CertifiedMail.com, click2send, Content Technologies, Critical Path, Disappearing, Inc., e-Docs, eLynx, ePage, e-Parcel, Hushmail, MessagingDirect, MicroVault, NetEx, PostX, Private Express, Slam Dunk Networks, SRA International, Ten Four AB, Trend Micro, Tumbleweed Communications, United Parcel Service, ValiCert, Xenos, ZipLip and ZixIt. Other participants in these market segments not included in this listing are PGP (Pretty Good Privacy), a division of Network Associates, and SigabaSecure.

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

         Although the foregoing analysis attempts to categorize and classify the secure e-document delivery industry into specific niches, it is too early in the evolution of this industry to accurately portray its structure. What may be viewed today as competitive relationships between two or more participants may, in the near future, become collaborative relationships. Thus, while assessment of the competition is a fundamental part of this analysis, the fluid nature of the evolving technology in this market could produce alliances between apparent competitors that are impossible to predict today.

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

         As was previously announced, ZixIt determined in June 2001 that credit card data bases at its independently operated subsidiary, Anacom, had been improperly accessed. (See Note 3 to the condensed consolidated financial statements). The ZixMail and ZixMail.net systems and ZixIt secure data center are entirely separate from those of Anacom. No ZixIt technologies or operations were involved in the incident. The Company is currently unable to assess the amount of the liability, if any, to Anacom or the Company, which may result from the unauthorized access to Anacom's data bases.

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

       STOCK PRICE

         The market price of ZixIt's common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Also, the market prices of securities of other Internet-related companies have been highly volatile and, as is well known, have declined substantially and broadly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the six month period ended June 30, 2001, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company's 2000 Annual Report to Shareholders on Form 10-K.

         The Company has made investments in Maptuit Corporation totaling $5,000,000, comprised of $3,000,000 in preferred stock and $2,000,000 in a promissory note convertible into Maptuit equity securities. Maptuit is an early stage privately-held company. There is no readily determinable market value for the Company's investments in Maptuit Corporation. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and investment risks inherent in early stage enterprises. The Company identifies and records impairment losses when events and circumstances indicate the investment has been impaired.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 15, 2001. At this meeting, the shareholders elected as directors of the Company, David P. Cook, H. Wayne Huizenga, Michael E. Keane, James S. Marston, Jeffrey P. Papows, Antonio R. Sanchez, Jr. and Dr. Ben G. Streetman. The tabulation of votes with respect to the election of directors is as follows:

     Nominee                      Shares For             Shares Withheld
     -------                      ----------             ---------------
David P. Cook                     14,528,259                 845,927
H. Wayne Huizenga                 14,519,428                 854,758
Michael E. Keane                  15,246,510                 127,676
James S. Marston                  15,247,923                 126,263
Jeffrey P. Papows                 15,211,928                 162,258
Antonio R. Sanchez, Jr.           15,246,111                 128,075
Dr. Ben G. Streetman              15,247,745                 126,441

         The shareholders voted to approve the adoption of the ZixIt Corporation 2001 Stock Option Plan. The tabulation of votes with respect to the adoption of the 2001 Stock Option Plan is as follows:

                           For                   13,623,864
                           Against                1,710,701
                           Abstain                   37,621
                           Non-vote                   2,000

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

                               *10.1  International Distribution Agreement,
                                      dated June 6, 2001, between ZixIt
                                      Corporation and AlphaOmega Soft Co., Ltd.

                               *10.2 Convertible Promissory Note of Maptuit Corporation, dated July 11, 2001.

                               *10.3 Security Agreement, dated July 11, 2001, between Maptuit Corporation and ZixIt Corporation.

                  b. Reports on Form 8-K

                         No reports of the Registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended June 30, 2001.

*Filed herewith.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZIXIT CORPORATION
                                         (Registrant)



Date: August 2, 2001                   By:       /s/ Steve M. York
                                          --------------------------------------
                                                     Steve M. York
                                          Senior Vice President, Chief Financial
                                                 Officer, and Treasurer
                                             (Principal Financial Officer and
                                                Duly Authorized Officer)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.           DESCRIPTION
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

  *10.1 International Distribution Agreement, dated June 6, 2001, between ZixIt Corporation and AlphaOmega Soft Co., Ltd.

  *10.2         Convertible Promissory Note of Maptuit Corporation, dated July
                11, 2001.

  *10.3         Security Agreement, dated July 11, 2001, between Maptuit
                Corporation and ZixIt Corporation.

* Filed herewith.