Form 10-Q
period 2001-09-30
ZIXIT CORP
filed 2001-11-08
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

      (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X    No
                                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at October 31, 2001
               -----                             -------------------------------
Common Stock, par value $.01 per share                     17,108,649

                                      INDEX


PART I-FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets at September 30, 2001
         and December 31, 2000                                                                             3

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000 and for
         the cumulative period from January 1, 1999 through September 30, 2001                             4

         Condensed Consolidated Statement of Stockholders' Equity and
         Comprehensive Net Loss for the nine months ended September 30, 2001                               5

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 and for the
         cumulative period from January 1, 1999 through September 30, 2001                                 6

         Notes to Condensed Consolidated Financial Statements                                              7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                                       10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                        17


PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                  18

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                   (Unaudited)



                                                                             September 30, 2001   December 31, 2000
                                                                             ------------------   -----------------

                                 ASSETS
Current assets:
         Cash and cash equivalents                                                 $   8,497           $  13,347
         Marketable securities                                                        17,334              36,943
         Other current assets                                                          1,669               1,942
                                                                                   ---------           ---------
                  Total current assets                                                27,500              52,232

Investment in Maptuit Corporation                                                      3,500               3,000
Property and equipment, net                                                           12,638              19,400
Other noncurrent assets, net                                                           3,400               4,045
                                                                                   ---------           ---------
                                                                                   $  47,038           $  78,677
                                                                                   =========           =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                                     $   2,022           $   2,431
         Liabilities related to discontinued operations                                1,063               1,116
         Deferred revenues                                                               259                  --
                                                                                   ---------           ---------
                  Total current liabilities                                            3,344               3,547

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $1 par value, 10,000,000 shares
            authorized; none outstanding                                                  --                  --
         Common stock, $.01 par value, 175,000,000 shares
            authorized; 19,411,913 issued, 17,108,649
            outstanding in 2001 and 19,327,563 issued,
            17,035,663 outstanding in 2000                                               194                 193
         Additional capital                                                          176,276             180,128
         Unearned stock-based compensation                                            (4,428)            (14,615)
         Treasury stock, at cost                                                     (11,414)            (11,314)
         Accumulated other comprehensive loss                                           (445)               (169)
         Accumulated deficit (net of deficit accumulated during
            the development stage of $120,629 at September 30, 2001
            and $83,233 at December 31, 2000)                                       (116,489)            (79,093)
                                                                                   ---------           ---------
                  Total stockholders' equity                                          43,694              75,130
                                                                                   ---------           ---------
                                                                                   $  47,038           $  78,677
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

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)

                                                                                                                Cumulative During
                                                                   Three Months            Nine Months          Development Stage
                                                                Ended September 30      Ended September 30    (From January 1, 1999
                                                              ---------------------   ----------------------          Through
                                                                 2001        2000       2001          2000     September 30, 2001)
                                                              ---------   ---------   ---------    ---------   --------------------
Revenues                                                      $      36   $      99   $     263    $     287       $      756
Research and development expenses                                (2,318)     (2,346)     (7,114)      (6,762)         (39,323)
Operating costs and general corporate expenses                   (8,997)    (14,799)    (30,574)     (32,681)         (90,253)
Investment income (loss), net                                    (1,161)      1,024)        (19)       2,234            5,442
                                                              ---------   ---------   ---------    ---------       ----------

Loss from continuing operations before income taxes             (12,440)    (16,022)    (37,444)     (36,922)        (123,378)
Income tax benefit                                                   --          --          --           --              807
                                                              ---------   ---------   ---------    ---------       ----------
Loss from continuing operations                                 (12,440)    (16,022)    (37,444)     (36,922)        (122,571)
Discontinued operations                                              --          66          48          374            1,942
                                                              ---------   ---------   ---------    ---------       ----------
Net loss                                                      $ (12,440)  $ (15,956)  $ (37,396)   $ (36,548)      $ (120,629)
                                                              =========   =========   =========    =========       ==========

Basic and diluted income (loss) per common share:
   Continuing operations                                      $   (0.73)  $   (0.97)  $   (2.19)   $   (2.30)
   Discontinued operations                                           --        0.01          --         0.03
                                                              ---------   ---------   ---------    ---------
   Net loss                                                   $   (0.73)  $   (0.96)  $   (2.19)   $   (2.27)
                                                              =========   =========   =========    =========

Weighted average shares outstanding                              17,068      16,572      17,050       16,081
                                                              =========   =========   =========    =========


                            See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE NET LOSS
                        (In thousands, except share data)

                                   (Unaudited)

                                                                  Unearned
                                                                    stock-                 Accumulated
                                                                    based                     other                     Total
                                   Common Stock      Additional     compen-     Treasury  comprehensive Accumulated  stockholders'
                                 Shares    Amount     capital       sation       stock         loss       deficit       equity
                             ----------  ----------  ----------   ----------   ---------- ------------- -----------  -------------
Balance, December 31, 2000   19,327,563  $      193  $  180,128   $  (14,615)  $  (11,314)  $     (169)  $  (79,093)  $   75,130
  Stock issued to Entrust        56,850           1         399           --           --           --           --          400
  Exercise of stock options
    for cash                     27,500          --         228           --           --           --           --          228
  Unearned stock-
    based compensation
    for service providers                        --         195         (195)          --           --           --           --
  Unearned employee stock-
    based compensation               --          --         (24)          24           --           --           --           --
  Cancellation of stock
    issuable for purchase
    of Anacom Communications         --          --      (4,725)       4,725           --           --           --           --
  Amortization of
    unearned stock-
    based compensation               --          --          --        5,633           --           --           --        5,633
  Other                              --          --          75           --         (100)          --           --          (25)
  Comprehensive net loss:
    Net loss                         --          --          --           --           --           --      (37,396)     (37,396)
    Unrealized loss on
       marketable securities         --          --          --           --           --         (276)          --         (276)
                                                                                                                      ----------
    Comprehensive net loss           --          --          --           --           --           --           --      (37,672)
                             ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance, September 30, 2001  19,411,913  $      194  $  176,276   $   (4,428)  $  (11,414)  $     (445)  $ (116,489)  $   43,694
                             ==========  ==========  ==========   ==========   ==========   ==========   ==========   ==========


                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                                                               Cumulative During
                                                                                        Nine Months            Development Stage
                                                                                      Ended September 30      (From January 1, 1999
                                                                                 ----------------------------         Through
                                                                                     2001            2000       September 30, 2001)
                                                                                 -----------     ------------ ---------------------
Cash flows from operating activities:
         Loss from continuing operations                                          $ (37,444)        $ (36,922)        $(122,571)
         Adjustments to reconcile loss from continuing operations
            to net cash used by operating activities:
              Depreciation and amortization                                           8,328             7,238            21,732
              Stock-based compensation                                                5,633             8,695            29,748
              Write-down of marketable securities                                        --                --             1,202
              Write-down of investment in Maptuit Corporation                         1,500                --             1,500
              Other non-cash expenses                                                   300                --               431
              Changes in assets and liabilities, excluding divestiture of businesses:
                  Other assets                                                          279                78            (1,265)
                  Current liabilities                                                   101               291               707
                                                                                  ---------         ---------         ---------
         Net cash used by continuing operations                                     (21,303)          (20,620)          (68,516)
         Net cash provided (used) by discontinued operations                             (5)              342            (1,451)
                                                                                  ---------         ---------         ---------
                  Net cash used by operating activities                             (21,308)          (20,278)          (69,967)

Cash flows from investing activities:
         Purchases of property and equipment, net                                    (1,078)           (5,819)          (31,868)
         Purchases of marketable securities                                         (20,674)          (22,000)         (177,074)
         Sales and maturities of  marketable securities                              40,007            25,164           186,894
         Investment in Maptuit Corporation                                           (2,000)               --            (5,000)
         Purchase of Anacom Communications                                               --                --            (2,500)
         Proceeds from sales of discontinued operations, net of cash sold                --               581             5,885
                                                                                  ---------         ---------         ---------
                  Net cash provided (used) by investing activities                   16,255            (2,074)          (23,663)

Cash flows from financing activities:
         Proceeds from private placement of common stock, net of issuance
              costs                                                                      --            43,794            43,784
         Proceeds from exercise of stock options                                        228             2,246             4,091
                                                                                  ---------         ---------         ---------
                  Net cash provided by financing activities                             228            46,040            47,875

Effect of exchange rate changes on cash and cash equivalents                            (25)               (4)              (40)

Increase (decrease) in cash and cash equivalents                                     (4,850)           23,684           (45,795)

Cash and cash equivalents, beginning of period                                       13,347             6,598            54,292
                                                                                  ---------         ---------         ---------
Cash and cash equivalents, end of period                                          $   8,497         $  30,282         $   8,497
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

                                ZIXIT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 2000 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2000 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2. MAPTUIT CORPORATION

         Maptuit Corporation ("Maptuit"), an early stage company, is a privately-held Internet application service provider that supplies wireline and wireless Internet location-based services. In December 2000, the Company purchased approximately 9% of the equity ownership of Maptuit for $3,000,000 in cash and committed to make a follow-on investment. Accordingly, in July 2001, the Company made an additional $2,000,000 cash investment in Maptuit and received a promissory note convertible into Maptuit equity securities. The note bears interest at prime plus 1%, is due in July 2006 and automatically converts into Maptuit equity securities at the same price per share obtained if a third party equity financing arrangement is completed, as defined.

         Maptuit is currently seeking third party debt or equity financing to sustain its operations. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and investment risks inherent in early stage enterprises. The Company identifies and records impairment losses when events and circumstances indicate its investment has been impaired. There is no readily determinable market value for the Company's investments in Maptuit; however, based on current market conditions and discussions with Maptuit, the Company expects that if the additional funding is obtained, it will be at a price per share that is less than the price per share the Company paid for its initial investment. Accordingly, the Company has reduced the carrying value of its investment in Maptuit to an amount it believes is recoverable, resulting in a $1,500,000 write-down in the third quarter of 2001. If Maptuit is unable to obtain such funding, or if such funding is obtained at a price per share that is less than the reduced carrying value per share of the Company's investment, the Company may be required to record additional write-downs of its investment for financial accounting purposes.

         Mr. Jeffrey P. Papows, a director of the Company since March 2000 and chairman of the Company's board of directors since October 2000, serves as the president and chief executive officer of Maptuit and holds a minority equity interest in Maptuit.



3. STOCKHOLDERS' EQUITY

         The Company recognizes significant non-cash stock-based compensation expense resulting from certain stock option grants made to third party service providers, employees and directors. Unearned stock-based compensation expense of $3,690,000 as of September 30, 2001 related to certain of these equity securities is fixed in amount and will be amortized to expense primarily through 2002. The determination of the amount to be expensed for the remaining equity securities requires that they be revalued on each reporting date until performance is complete with a cumulative catch up adjustment recognized for any changes in their fair value. The Company's future results of operations could be materially impacted by a change in valuation of these variable equity securities as a result of future increases or decreases in the price of the Company's common stock.

4. ANACOM COMMUNICATIONS, INC.

         In 1999, the Company purchased Anacom Communications, Inc. ("Anacom"), an on-line credit card processing service provider. Since its acquisition, Anacom has been operated as an independent subsidiary and managed by its former owners. As previously announced on June 20, 2001, the Company reported that the credit card databases at Anacom had been improperly accessed and fraudulent transactions had been processed, causing Anacom to advise its merchant customer base to transfer their electronic commerce transactions to other payment gateways for processing. The Company is currently unable to assess the amount of the liability, if any, to Anacom or the Company, which may result from the unauthorized access to Anacom's databases.

         Subsequently, the Company has ceased all operations at Anacom and the former owners of Anacom have separated from employment with Anacom. As a result, the October 2001 final installment of the Company's common stock issuable to the former owners in connection with the purchase of Anacom, which aggregated $4,725,000, was canceled. These events resulted in a non-recurring net reduction in operating costs of approximately $3,000,000 in the second quarter of 2001. This reduction was primarily due to the reversal of previously recorded unvested stock-based compensation expense related to the canceled installment totaling $3,800,000, partially offset by severance costs and asset write-downs, including goodwill. Over the last four quarters ending June 30, 2001, Anacom's operating losses averaged $1,450,000, including non-cash charges of $1,075,000 per quarter for amortization of goodwill and stock-based compensation. Substantially all of the Company's revenues since 1999 have been generated by Anacom.

5. COMMITMENTS

         The Company has entered into agreements with Yahoo! Inc. ("Yahoo!") to offer its ZixMail secure email service with the Corporate Yahoo! portal offering and to provide Yahoo! Mail users with the option to send encrypted email messages through the Company's ZixMail.net messaging portal. The Company has minimum future commitments to Yahoo! under these agreements totaling $3,350,000, payable through August 2002. In addition, the Company will pay Yahoo! a specified portion of revenues earned by the Company which are associated with Yahoo! users.

6. LITIGATION

         On December 30, 1999, the Company and ZixCharge.com, Inc. ("ZixCharge"), a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192nd Judicial District Court of Dallas County, Texas. To obtain large numbers of consumers and merchants as users of its ZixCharge system, the Company's initial ZixCharge marketing efforts were focused on obtaining financial institutions as sponsors of the ZixCharge system. The suit alleges that Visa undertook a series of actions that interfered with these prospective business relationships and disparaged the Company, its products, its management and its stockholders. The suit alleges that Visa intentionally set out to destroy the Company's ability to market its ZixCharge system, which competed against the MasterCard and Visa-owned Secure Electronic Transaction system. The suit, which is in the discovery phase, seeks monetary damages and such other relief as the court deems appropriate. The Company believes it is unlikely that any Visa member banks will enter into any ZixCharge sponsorship agreements until the Visa litigation is resolved. Moreover, the resolution of the lawsuit could have a material effect on the Company's ability to market the ZixCharge system.

         The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

7. SUBSEQUENT EVENT

         In October 2001, the Company entered into an agreement with 911 Computer Co., Ltd. ("911"), a South Korean distributor of technology products, whereby 911 will become the exclusive distributor for the ZixMail service in South Korea for two years. The Company will provide a Korean language version of ZixMail for 911. In exchange, the Company is to receive $16 per email address per year for up to 125,000 email addresses, and $20 per year for each email address thereafter. Pursuant to the agreement, 911 is to pay minimum service fees to the Company of $2,000,000 over the term of the agreement. The Company has already received $100,000, with another $600,000 to be paid by 911 before the end of January 2002. Associated expenses include a 25% commission to a strategic marketing partner and possible foreign withholding taxes on the payments from 911.

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

         Since January 1999, the Company has been developing a digital signature and encryption technology and related series of products and services that enhance privacy, security and convenience over the Internet. ZixMail is a secure email application and service that enables Internet users worldwide to easily send and receive encrypted and digitally signed communications without changing their existing email systems or addresses. The Company began charging for the use of its ZixMail product and related services in the first quarter of 2001. The Company recently announced two new products, ZixBlast(TM), which is now generally available, and ZixVPM(TM) (Zix Virtual Private Mail(TM)), which is scheduled to be released in the first quarter of 2002. ZixBlast, priced on a transaction basis, will allow enterprises to track messages and receive cumulative reports detailing receipt confirmations for customized, encrypted, time and date stamped emails sent via ZixMail to large volumes of recipients. ZixVPM is a server-based, highly secure solution for email sent over the Internet that allows IT administrators to ensure that all email sent beyond a company's firewall by specified individuals or departments is encrypted.

         The foundation of the Company's business model for its current set of products and services centers around the financial leverage expected to be generated by revenues that are believed to be predominantly recurring in nature and an efficient cost structure for data center operations, the core of which is expected to remain relatively stable regardless of the number of users. New business, primarily focused on the corporate market, is expected to be generated from the Company's own direct sales efforts, the promotional efforts of its strategic marketing partners and its affiliate marketing programs. Revenue streams in the near term are projected to consist primarily of ZixMail subscription fees, which are generally expected to be collected annually at the beginning of the subscription period or upon receipt of minimum ZixMail service fees from distributors and resellers. For financial accounting purposes, subscription fees will generally be recognized as revenue on a prorated basis over the length of the subscription period, usually one year. Progress has been made marketing ZixMail in the international arena as evidenced by the Japan and South Korea distributor agreements which provide for minimum payments to the Company aggregating $3,200,000 over the next three years; however, domestically, the Company is disappointed that the number of email addresses remains relatively small at approximately 9,500 seats as of October 31, 2001.

         The Company has changed its previously announced internal sales goal of 600,000 ZixMail subscribers by year-end and the levels of order activity for becoming cash flow positive. While the Company is optimistic that the number of ZixMail seats or seat equivalents will substantially increase by year-end, the Company will not have 600,000 actual ZixMail subscribers using the service by then. Previously, the Company has given guidance and measured progress on a single metric - "subscriber numbers". With the expansion of the Company's product set and related pricing models and the development of international distributor markets for ZixMail, the business model of the Company has broadened. In the future, measurement of the Company's progress will focus on contracted revenues, both recognized and deferred, as the common metric to measure the Company's progress, taking into account all aspects of its business. Given the state of the economy and the uncertain length of the sales cycle for the Company's products and services, there is not sufficient visibility at this time to forecast results beyond 2001.

         The Company expects to incur a substantial net loss in the fourth quarter of 2001 based upon anticipated order activity and the related method of recognizing revenue, current cash expenditure levels and the significant levels of non-cash expenses.

         In October 1999, the Company purchased all of the outstanding shares of Anacom, a privately-held provider of real-time transaction processing services to Internet merchants. In June 2001, the operations of Anacom were discontinued.

RESULTS OF OPERATIONS

     CONTINUING OPERATIONS

       Revenues

         The Company is in the development stage and had no significant revenues in 2000 or during the nine months ended September 30, 2001. Substantially all of the Company's revenues since 1999 have been generated by Anacom. The Company began charging for its ZixMail products and services in the first quarter of 2001. Subscription fees billed or received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

       Research and development expenses

         Research and development expenses decreased from $2,346,000 and increased from $6,762,000 for the three months and nine months ended September 30, 2000 to $2,318,000 and $7,114,000 for the corresponding periods in 2001. In 2001, employee compensation costs increased over both of the comparable reporting periods in 2000 and were partially offset by a reduction in third-party consulting expenditures as a result of hiring additional technical personnel to support the development of the Company's various Internet products and services.

       Operating costs and general corporate expenses

         Operating costs and general corporate expenses decreased from $14,799,000 and $32,681,000 for the three months and nine months ended September 30, 2000 to $8,997,000 and $30,574,000 for the corresponding periods in 2001. The decreases for both periods are primarily due to a reduction in discretionary advertising costs of approximately $5,500,000 from the levels incurred for the three and nine month periods in 2000 of $6,712,000 and $9,147,000, respectively. Also contributing to the decrease in both periods is a reduction in operating costs due to the cessation of the Anacom business, including a non-recurring reduction of approximately $3,000,000, recorded in June 2001 (see Note 4 to the condensed consolidated financial statements). The decreases in both periods are partially offset by additional costs incurred for sales and marketing of the ZixMail products and services, including the hiring of additional personnel in the areas of direct sales and marketing support. Also, depreciation expense is higher in the 2001 periods due to an increased investment in property and equipment. In the near-term, the Company will begin incurring new categories of costs such as variable customer acquisition costs associated with generating new subscription fees. These variable costs include revenue sharing arrangements with the Company's strategic marketing partners, ranging from 20 to 65 percent of subscription fees, and performance-based incentive compensation earned by the Company's direct sales staff.

       Investment income (loss), net

         Investment income was $1,024,000 and $2,234,000 for the three months and nine months ended September 30, 2000 as compared to net investment losses of $1,161,000 and $19,000 for the corresponding periods of 2001. The change from 2000 to 2001 is primarily due to a write-down of the Company's equity investment in Maptuit of $1,500,000, representing management's estimate of the investment's decline in recoverable value (see Note 2 to the condensed consolidated financial statements). Also contributing to the change are lower interest rates in 2001 and a decrease in invested cash and marketable securities during 2001.

       Income tax benefit

         The income tax benefit on the loss from continuing operations in 2001 and 2000 is different from the U.S. statutory rate of 34%, primarily due to unbenefited losses and tax credits. The Company has fully reserved its net deferred tax assets due to the uncertainty of future taxable income from the Company's business initiatives.

       Loss from continuing operations

         As a result of the foregoing, the Company experienced losses from continuing operations of $12,440,000 and $37,444,000 for the three months and nine months ended September 30, 2001, respectively, as compared to losses of $16,022,000 and $36,922,000 for the corresponding periods in 2000.

       Discontinued Operations

         The Company recorded a gain of $48,000 for the nine months ended September 30, 2001, primarily due to a reduction in estimated future costs for various indemnification issues associated with the disposal of its remaining operating businesses in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company's principal source of liquidity is its net working capital position of $24,156,000, including cash and marketable securities of $25,831,000. The Company invests its excess cash primarily in short-term, high-grade U.S. corporate debt securities or U.S. government and agency securities. The Company's first nine months 2001 loss from continuing operations included significant non-cash expenses such as depreciation and amortization, write-down of the Maptuit investment, and stock-based compensation, aggregating $15,761,000. Net cash used by continuing operations in the first nine months of 2001 was $21,303,000, primarily representing continued development and operating costs relating to the Company's Internet related businesses. The Company began charging for its ZixMail products and services in the first quarter of 2001 and has recently announced two new products that should begin contributing to revenues in the near term. With the addition of the South Korean distribution agreement (see Note 7 to the condensed consolidated financial statements), the minimum payments due to the Company under all its reseller and distributor agreements now total $7,250,000, including $2,100,000 scheduled to be received by the end of 2002. The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities, including the costs associated with forming or supporting its strategic marketing partners, such as a minimum future commitment to Yahoo! totaling $3,350,000, payable through August 2002. The trend for additions to property and equipment continues to decline, with 2001 capital expenditures not expected to exceed $1,500,000.

         The Company has made cash investments in Maptuit convertible debt and equity securities totaling $5,000,000, which have been written down to $3,500,000 in the third quarter of 2001 (see Note 2 to the condensed consolidated financial statements). There is currently no public market for the Maptuit equity securities and the Company does not anticipate there being any near-term opportunity for liquidating its investment. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and investment risks inherent in early stage enterprises. Separately, 222,039 shares of the Company's common stock issued to Entrust Technologies, Inc. in December 2000 are subject to transfer restrictions which lapse in four equal quarterly installments ending in December 2001. If the aggregate value of the shares on the dates the restrictions lapse is less than $3,400,000, the Company is obligated to fund such deficiency in December 2001. Presently, $1,801,000 of additional consideration in cash or stock (at the Company's option) would be required to be delivered, based on the value of the shares on the dates that restrictions have already lapsed and assuming the market value of the Company's common stock on the date the remaining restriction lapses is $4.82, the market value of the Company's common stock on September 30, 2001.

         The Company currently has no significant revenues; however, it believes existing cash and marketable securities combined with the scheduled guaranteed payments due from resellers and distributors are sufficient to sustain its current level of operating expenditures through August of 2002. The Company is considering various capital funding alternatives in order to strengthen the Company's financial position. The Company currently has no existing borrowings or credit facilities. Acquisitions, if any, would be financed by the most attractive alternative available, which could be cash or the issuance of debt or equity securities.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes new rules for determining impairment of certain other long-lived assets, including intangible assets subject to amortization, property and equipment and long-term prepaid assets. These new standards are all effective for fiscal years beginning after December 15, 2001. The adoption of these new standards is not expected to have a significant effect on the operating results or the financial position of the Company.

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

       LIMITED OPERATING HISTORY IN INTERNET ARENA

         ZixIt Corporation's ("ZixIt") products and services are targeted at the new and rapidly evolving markets for secure Internet communications and e-commerce. Although the competitive environment in these markets has yet to fully develop, ZixIt anticipates that it will be intensely competitive, subject to rapid change and significantly affected by new products and service introductions and other market activities of industry participants.

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

       TIMELY DEVELOPMENT OF PRODUCTS AND SERVICES

         ZixIt must be able to successfully and timely develop its products and services. The commercial version of ZixMail was first released in March 2000. ZixIt's Internet secure-messaging portal - ZixMail.net(TM) - was first opened at the end of July 2000. ZixIt has not earned any significant revenues from its ZixMail products or services, although ZixIt first began charging for these products and services in the first quarter of 2001. ZixCharge(TM) has not been commercially released.

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

To reach a larger customer base for its ZixMail products and services than ZixIt can reach through its direct sales efforts, ZixIt is pursuing distribution arrangements and collaborative relationships with third parties to assist ZixIt in promoting its ZixMail products and services. There is no assurance that ZixIt will be successful in entering into these arrangements or relationships, or that if entered into, they will significantly assist ZixIt in obtaining large numbers of ZixMail users. Moreover, in any event, there is no assurance that enough paying ZixMail users will ultimately be obtained to enable ZixIt to operate profitably.

       ZIXCHARGE UNCERTAINTIES

         Since the commercial version of ZixCharge has not yet been released, there are currently no consumers or merchants using ZixCharge. As noted in Note 6 to the condensed consolidated financial statements, ZixIt has initiated litigation against Visa, which alleges that Visa set out to destroy ZixIt's ability to market ZixCharge. ZixIt believes it is unlikely that any Visa member banks will enter into any ZixCharge sponsorship agreements until the Visa litigation is resolved. Moreover, the resolution of this litigation could have a material effect on ZixIt's ability to market the ZixCharge system.

       NO SIGNIFICANT REVENUES

         ZixIt currently has no significant revenues; however, it believes existing cash and marketable securities combined with the scheduled guaranteed payments due from resellers and distributors are sufficient to sustain its current level of operating expenditures through August of 2002. ZixIt is considering various capital funding alternatives in order to strengthen ZixIt's financial position.

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

         While several of these companies participate in two or three of the market segments listed above, more than half -- 14 companies, including ZixIt -- focus only on the secure messaging segment. The report notes that this field is crowded because the technological requirements to compete in this space are widely available -- like public key infrastructure and encryption, as well as standard Internet and email protocols. While many of these companies compete with ZixIt, some of these companies do not. For example, although Slam Dunk Networks delivers messages securely, it does so within an enterprise-to-enterprise environment - the automated exchange of purchase orders between business partners, for example. Today, ZixIt participates primarily in the Desktop-to-

Desktop market allowing individuals to transmit items like contracts, spreadsheets and other sensitive documents that are prepared on an ad hoc basis. Competition in this market includes, but is not limited to, CertifiedMail, Hushmail, PGP, Private Express, SigabaSecure and ZipLip.

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

         As was previously announced, ZixIt determined in June 2001 that credit card databases at its independently operated subsidiary, Anacom, had been improperly accessed (see Note 4 to the condensed consolidated financial statements). The ZixMail and ZixMail.net systems and ZixIt secure data center are entirely separate from those of Anacom. No ZixIt technologies or operations were involved in the incident. ZixIt is currently unable to assess the amount of the liability, if any, to Anacom or ZixIt, which may result from the unauthorized access to Anacom's databases.

       KEY PERSONNEL

         ZixIt depends on the performance of its senior management team and other key employees, particularly highly skilled technical and sales and marketing personnel. ZixIt's success also depends on its ability to attract, retain and motivate these individuals. There is competition for these personnel, and ZixIt faces a tight employment market for the particular individuals ZixIt needs to attract. There are no agreements with any of ZixIt's personnel that prevent them from leaving ZixIt at any time. In addition, ZixIt does not maintain key person life insurance for any of its personnel. The loss of the services of any of ZixIt's key employees or its failure to attract, retain and motivate key employees could harm its business.

       UNKNOWN DEFECTS OR ERRORS

         Any of ZixIt's products or services could contain undetected defects or errors. Despite ZixIt's testing, defects or errors may occur, which could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to ZixIt's reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could harm ZixIt's business.

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

       GOVERNMENT REGULATION

         Exports of software products using encryption technology are generally restricted by the U.S. government. Although ZixIt has obtained U.S. government approval to export its ZixMail product to almost all countries in the world, the list of countries to which ZixMail cannot be exported could be revised in the future. Furthermore, some foreign countries impose restrictions on the use of encryption products, such as the ZixMail product. Failure to obtain the required governmental approvals would preclude the sale or use of the ZixMail product in international markets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the nine month period ended September 30, 2001, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company's 2000 Annual Report to Shareholders on Form 10-K.

         The Company has made investments in Maptuit totaling $5,000,000, comprised of $3,000,000 in preferred stock and $2,000,000 in a promissory note convertible into Maptuit equity securities. Maptuit is an early stage privately-held company. Maptuit is currently seeking third party debt or equity financing to sustain its operations. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and investment risks inherent in early stage enterprises. The Company identifies and records impairment losses when events and circumstances indicate its investment has been impaired. There is no readily determinable market value for the Company's investments in Maptuit; however, based on current market conditions and discussions with Maptuit, the Company expects that if the additional funding is obtained, it will be at a price per share that is less than the price per share the Company paid for its initial investment. Accordingly, the Company has reduced the carrying value of its investment in Maptuit to an amount it believes is recoverable, resulting in a $1,500,000 write-down in the third quarter of 2001. If Maptuit is unable to obtain such funding, or if such funding is obtained at a price per share that is less than the reduced carrying value per share of the Company's investment, the Company may be required to record additional write-downs of its investment for financial accounting purposes.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

              The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

                  DESCRIPTION OF EXHIBITS
                  -----------------------

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

                     *10.1 International Distribution Agreement, dated October 25, 2001, between ZixIt Corporation and 911 Computer Co., Ltd.

         b. Reports on Form 8-K

              No reports of the Registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended September 30, 2001.


*Filed herewith.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ZIXIT CORPORATION
                                     (Registrant)



Date: November 7, 2001             By:            /s/ Steve M. York
                                      ------------------------------------------
                                                    Steve M. York
                                        Senior Vice President, Chief Financial
                                               Officer, and Treasurer
                                          (Principal Financial Officer and
                                               Duly Authorized Officer)

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

*10.1 International Distribution Agreement, dated October 25, 2001, between ZixIt Corporation and 911 Computer Co., Ltd.

* Filed herewith