Form 10-K405
period 2001-12-31
ZIXIT CORP
filed 2002-02-28
CIK 855612

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

      (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2001

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    For the transition period from____________________  to ________________

                        Commission File Number: 0-17995

                               -----------------

                               ZIXIT CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                        Texas                  75-2216818
                                            (I.R.S. Employer
              (State of Incorporation)   Identification Number)
      2711 N. Haskell Avenue, Suite 2300, LB 36, Dallas, Texas 75204-2960
                   (Address of Principal Executive Offices)

                                (214) 370-2000
             (Registrant's Telephone Number, Including Area Code)

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

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.      Yes  [X]  No  [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of January 31, 2002, there were 17,557,854 shares of ZixIt Corporation $0.01 par value common stock outstanding, 15,149,274 of which having an aggregate market value of $75,746,370 were held by non-affiliates. For purposes of the above statement, all directors and officers of the Registrant are presumed to be affiliates.

================================================================================

                                    PART I

ITEM 1.  Business.

Overview

   During 1998, ZixIt Corporation ("ZixIt" or the "Company") sold all of its previous operating businesses and, since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet communications.

   ZixIt is a leading global provider of secure content delivery and management
(CDM) solutions and services that enable enterprises to enhance their current email networks and enterprise applications to securely send and receive electronic communications. ZixIt applies its award-winning technology and managed, subscription-based services to enable global enterprises to securely distribute electronic content with business partners, customers and internal employees.

   Email is being used in ways that were never envisioned, and it has become a mission-critical, core communication technology for enterprises. However, many inherent risks exist in the proliferated use of unsecured email by employees, especially in the use of email across the public Internet.

   In addition, federal regulations such as HIPAA (Health Insurance Portability and Accountability Act) and enhanced security awareness in general have organizations adopting data security faster than ever. Corporations, however, require ubiquitous coverage that is cost-effective and quickly deployed.

   To satisfy the need for enterprise-wide email security, ZixIt delivers comprehensive solutions that are scalable, easily integrated within the organization and quickly deployable. ZixIt solutions encompass a best-method of delivery model and a centralized directory to enable simplicity of use, flexibility and ease of management. ZixIt solutions include ZixMail(TM) and ZixMail.net(TM) desktop solutions for sending and receiving secure email, ZixBlast(TM), which is an automated broadcaster of high volumes of customized messages, and the recently introduced Zix Virtual Private Mail (ZixVPM(TM)), which is a server-based solution that represents the future evolution and expansion of current products and services that satisfy ZixIt's customer's content delivery and management needs.

   ZixIt customers are able to keep existing network infrastructures without imposing additional demands on those resources, and a corporate-wide deployment can be completely integrated in half a day or less. With ZixVPM, ZixIt has the ability to tap into a worldwide market for secure content delivery and management that is estimated to total $23 billion in 2002, growing to $46 billion by 2005, according to IDC.

   Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of its products and services. A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for a description of certain management assumptions, risks and uncertainties relating to the Company's operations.

   ZixIt was incorporated in Texas in 1988. ZixIt's executive offices are located at 2711 North Haskell Avenue, Suite 2300, LB 36, Dallas, Texas 75204-2960, (214) 370-2000. ZixIt's secure data center and its HTTP/SMTP relay systems are also located in Dallas, Texas. ZixIt's Web site address is www.zixit.com. Information contained on ZixIt's Web site is not a part of this report.

Products and Services


   ZixVPM - ZixIt's Virtual Private Mail solution - is a server-based solution for enterprises that require security and encryption for inbound and outbound email communications. ZixVPM provides secure email correspondence among remote employees, customers and business partners without requiring the enterprise to create, deploy and manage end-user keys and software. ZixVPM operates independently of existing email systems and can integrate seamlessly with scanning and filtering tools and policies. ZixVPM is also completely transparent to end-users and requires neither individual private or public keys nor desktop software.

   ZixMail is a secure email application and messaging service that enables Internet users worldwide to easily send encrypted, digitally-signed communications to any email address in the world, even if the recipient does not subscribe to ZixMail. ZixMail provides desktop-level encryption and works with existing email addresses and systems, and is available in versions that integrate fully with Microsoft Outlook(R) and Lotus Notes.(R) As with ZixVPM, ZixMail does not require the user to manually exchange or manage encryption keys. ZixIt's secure data center automatically validates a user's unique digital signature and distributes public keys in real time for each message. Optional certified receipts irrefutably establish the exact time messages are sent and opened.

   Recipients who are not ZixMail subscribers can receive and reply to ZixMail messages free of charge through the ZixMail.net service (a secure Web-based portal) that provides a browser-based solution for viewing and composing secure messages over a Secure Socket Layer (SSL) Internet connection. Messages are stored until the expiration date (set by the sender) or until the recipient opens and deletes the message. At the option of the sender, ZixMail.net will generate and send a pick-up receipt and an expiration notice to the sender. The ZixMail.net service allows ZixMail subscribers to send secure messages to non-ZixMail subscribers, thus providing a send-to-anyone encryption solution.

   ZixBlast, built on ZixIt's core technology, provides high-volume secure electronic messaging for companies needing to communicate confidential information to large numbers of customers or to other large audiences. ZixBlast easily encrypts and delivers private information securely to any email address. ZixBlast summary reports provide critical information by recording the number of messages sent, the number opened and the percentage of messages opened. Detailed reports supply this information for each recipient's email address, indicating exactly when messages were sent and opened. Reports can be generated daily, weekly or monthly, as needed, so senders can measure and know who is reading messages sent and who is not.

   ZixIt's key management system implements, in effect, PKI (Public Key Infrastructure) functionality for email encryption. ZixIt's solutions are provided as a service, thereby removing the significant implementation burden and cost that PKI infrastructures or products require. The ZixIt implementation is focused on ease of use to the senders and recipients of encrypted email while affording them the option of the strongest encryption, an extended feature set and the maximum user convenience possible. ZixIt users obtain:

  .  privacy with encryption

  .  authentication

  .  integrity of message

  . non-repudiation - such that senders cannot deny sending, and recipient cannot deny receiving, a message


   ZixIt has several approaches for its "best-method" of delivery transmission -- with a single administrative console that allows corporations to send electronic content to anyone ... anywhere ... at anytime, securely. Due to ZixIt's unique best-method of delivery and service capabilities, it provides several added levels of security while assuming the burden of managing users' public keys. These additional security components are:

  .  certified receipts

  .  storage security

  .  time stamps that are non-repudiable

  .  corporate policy enforcement

   ZixIt's core technology and best-method of delivery is enabled by ZixIt's centralized directory gateway. The centralized directory gateway provides a stable, secure, highly responsive, and scalable environment for all secure messaging needs. The centralized directory gateway provides the following services:

  .  validation and distribution of public keys in real time for each message

  . creation of irrefutable, time-stamped transaction certificates and certified receipts

  .  delivery of ZixMail.net messages via SSL web-browser

   The Company has also developed ZixCharge(TM), a shopping portal and Internet payment authorization system that enables consumers, using their existing charge cards, to purchase goods and services over the Internet without being required to provide personal and charge card information to Internet merchants. ZixCharge has not been commercially released. See Item 3. "Legal Proceedings" below and Note 9 to the consolidated financial statements.

Sales and Marketing

   The foundation of the Company's business model for its current set of products and services centers around the financial leverage expected to be generated by revenues that are believed to be predominantly recurring in nature and an efficient cost structure for its secure data center operations, the core of which is expected to remain relatively stable.

   New business, primarily focused on the corporate market, is expected to be generated from the Company's own direct sales efforts and the promotional efforts of strategic marketing partners. The Company continues to pursue collaborative relationships with third parties that market to companies with large existing email user bases. Progress has been made marketing ZixMail in the international arena, as evidenced by a distributor agreement with an entity in Japan.

   The Company is in the process of rebuilding its sales and marketing team and refocusing its current distribution strategy. The Company is targeting financial, healthcare and manufacturing markets, as well as international markets and the Fortune 1000 list of corporations. The healthcare industry offers commercial opportunities as a result of the provisions mandated by HIPAA. Eliminating paper flow and maintaining privacy are two of the prime objectives of this important piece of federal legislation.

Employees

   ZixIt had 94 employees as of January 31, 2002.

Research and Development; Patents and Trademarks

   ZixIt's continuing operations incurred research and development expenses of $9,019,000, $8,661,000 and $23,548,000 in 2001, 2000 and 1999, respectively.

   ZixIt has filed several patent applications covering concepts ZixIt is employing, or may employ, in implementing its Internet businesses. In addition, ZixIt and certain of its subsidiaries have filed applications for trademarks and service marks, as applicable, for "ZixIt", "ZixMail", "ZixMail.net", "ZixBlast", "ZixVPM" and other "Zix" related marks.

Customers

   ZixIt, a development stage company, had no significant revenues in 2001, 2000 and 1999. The Company began charging for its ZixMail services in the first quarter of 2001, with ZixVPM and ZixBlast expected to contribute to revenues in the near-term.

Sales Backlog

   As a development stage company, ZixIt had no measurable backlog as of January 31, 2002 and January 31, 2001.

Geographic Information

   ZixIt's operations are based in the United States ("U.S."), and its corporate assets at December 31, 2001 were primarily comprised of cash investments and marketable securities invested generally in U.S. corporate debt securities and high-grade daily money market funds.

ITEM 2.  Properties.

   ZixIt leases approximately 9,400 square feet of space for its corporate offices in Dallas, Texas under a sublease that expires in September 2004; approximately 29,000 square feet of space for its primary secure data center operations in Dallas, Texas under a sublease that expires in September 2004; and approximately 6,910 square feet of space for back-up data center operations in Dallas, Texas under a sublease that expires in July 2003. Through December 31, 2001, ZixIt has invested approximately $30,000,000 in property and equipment to establish its secure data center. Features of the secure data center include:

  . Multi-level security, including cameras, access controlled with badge and biometric hand readers and 24-hour operations personnel;

  .  Communications:

    .  Three redundantly configured DS3 (45 Mbit) fiber connections;

    .  Three independent ISPs; and

    .  Redundant Cisco 7500 routers;

  .  Power:

    .  Redundant electrical feeds from two independent utility power grids;

    .  Redundant 400 kw UPS systems;

    .  1,000 kw diesel generator located underground; and

    .  Four redundantly configured Power Distribution Units (PDUs);

  . Two Sun (Starfires) Enterprise 10,000 Application Servers; currently 64 Central Processing Units (CPUs), but expandable to 128 CPUs;

  .  6 Sun Enterprise 4500 Application Servers;

  .  220 Sun UltraSparc web Servers;

  . 4 EMC Symmetrix 3830(TM) Enterprise Storage units for online storage (5 Terabytes currently, but expandable to 12 Terabytes);

  . 2 EMC Symmetrix 3900 Enterprise Storage units for online storage (9 Terabytes currently, but expandable to 18 Terabytes);

  . StorageTek automated tape library (360-tape capacity) for offline storage (12-20 Terabytes); and

  . Email-based customer response center systems, including 3 Intel-based servers with estimated intelligent response capacity of 20,000 inquiries per day.

   ZixIt has two HTTP/SMTP relay systems located in Dallas, Texas. These relays enable ZixIt to serve those ZixMail users who choose not to use their existing SMTP mail servers or who desire to use a HTTP-based email address, such as a Yahoo(TM) or HotMail(TM) address.

ITEM 3.  Legal Proceedings.

   On December 30, 1999, the Company and ZixCharge.com, Inc., a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192/nd/ Judicial District Court of Dallas County, Texas, which alleges that Visa undertook a series of actions that interfered with its ZixCharge prospective business relationships and disparaged the Company, its products, its management and its stockholders. The suit, which is scheduled for trial in July 2002, seeks monetary damages and such other relief as the court deems appropriate. The Company believes it is unlikely that any Visa member banks would enter into any ZixCharge sponsorship agreements until the Visa litigation is resolved. Moreover, the resolution of the lawsuit could have a material effect on the Company's ability to market the ZixCharge system.

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

ITEM 4.  Submission of Matters to Vote of Security Holders.

   None.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   ZixIt's common stock trades on the The Nasdaq Stock Market under the symbol ZIXI. The following table shows the high and low sales prices by quarter for 2001 and 2000. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                                                         2001         2000
                                                     ------------ -------------
Quarter Ended                                         High   Low   High   Low
-------------                                        ------ ----- ------ ------
March 31............................................ $16.00 $6.50 $96.50 $29.50
June 30............................................. $13.45 $5.13 $71.50 $21.50
September 30........................................ $10.94 $4.06 $59.47 $27.62
December 31......................................... $ 9.92 $4.41 $31.38 $ 5.97

   At January 31, 2002, there were 17,557,854 shares of common stock outstanding held by 456 stockholders of record. On that date, the last reported sales price of the common stock was $5.00.

   ZixIt has not paid any cash dividends on its common stock during the last two years and does not anticipate doing so in the foreseeable future.

ITEM 6.  Selected Financial Data.

   The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the years in the five-year period ended December 31, 2001, which are derived from the audited consolidated financial statements of the Company. The consolidated financial statements and notes thereto as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, and the report of Ernst & Young LLP thereon are included elsewhere in this Form 10-K. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                    Year Ended December 31,
                                                        -----------------------------------------------
                                                          2001      2000      1999     1998      1997
                                                        --------  --------  --------  -------  --------
                                                             (In thousands, except per share data)
Statement of Operations Data(1):
Revenues............................................... $    317  $    394  $     99  $    --  $     --
Research and development expenses(5)...................   (9,019)   (8,661)  (23,548)      --        --
Operating costs and general corporate expenses(2)(5)...  (44,888)  (42,983)  (16,696)  (4,022)   (2,931)
Investment and other income (loss), net(6).............   (3,204)    1,928     3,533    1,956     1,068
                                                        --------  --------  --------  -------  --------
Loss from continuing operations before income taxes....  (56,794)  (49,322)  (36,612)  (2,066)   (1,863)
Income taxes...........................................       --        --       807      576        (8)
                                                        --------  --------  --------  -------  --------
Loss from continuing operations........................  (56,794)  (49,322)  (35,805)  (1,490)   (1,871)
Discontinued operations(1)
   Income (loss) from discontinued operations, net of
     income taxes(3)(4)................................       --        --        --    6,105   (12,089)
   Gain (loss) on sale of discontinued operations, net
     of income taxes...................................       48       441     1,453   21,651    (3,657)
                                                        --------  --------  --------  -------  --------
                                                              48       441     1,453   27,756   (15,746)
                                                        --------  --------  --------  -------  --------
Net income (loss)...................................... $(56,746) $(48,881) $(34,352) $26,266  $(17,617)
                                                        ========  ========  ========  =======  ========

Basic and diluted earnings (loss) per common share.....
   Continuing operations............................... $  (3.32) $  (3.03) $  (2.35) $ (0.09) $  (0.12)
   Discontinued operations.............................       --      0.03      0.10     1.75     (1.05)
                                                        --------  --------  --------  -------  --------
   Net income (loss)................................... $  (3.32) $  (3.00) $  (2.25) $  1.66  $  (1.17)
                                                        ========  ========  ========  =======  ========

Shares used in computing basic and diluted earnings
  (loss) per share.....................................   17,083    16,266    15,244   15,836    15,081
Balance Sheet Data:
Working capital........................................ $ 17,266  $ 48,685  $ 39,766  $81,291  $ 63,648
Total assets...........................................   32,436    78,677    66,523   86,898    63,919
Total stockholders' equity.............................   27,529    75,130    62,894   81,449    63,696
Stockholders' equity per share.........................     1.57      4.41      4.10     5.40      3.76

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

(2) Operating costs and general corporate expenses for the years 1997 and 1998 represent the costs associated with a holding company function.

(3) In 1997, loss from discontinued operations includes a $5.7 million pre-tax contract loss provision related to a multi-year implementation of an electronic toll collection system by the TSG.

(4) In 1997, income taxes related to discontinued operations includes $4.7 million representing the effect of establishing a valuation allowance for U.S. deferred tax assets.

(5) In 2001, 2000 and 1999, expenses associated with continuing operations include non-cash stock-based compensation of $8.4 million, $11.8 million and $12.3 million, respectively. See Note 3 to the consolidated financial statements included herein. In 2000, expenses include advertising costs totaling $10.3 million. In 2001, expenses include a $3 million write-off of digital identification certificates and advertising costs totaling $4.5 million.

(6) In 2001, the net investment loss includes the write-off of the Company's $5 million investment in Maptuit Corporation.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   Prior to 1999, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company's operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. These businesses were sold during 1998 and 1997 and have been classified as discontinued operations in the condensed consolidated financial statements.

   Since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail is a secure email application and messaging service that enables Internet users worldwide to easily send encrypted, digitally-signed communications to any email address in the world, even if the recipient does not subscribe to ZixMail. The Company began charging for the use of its ZixMail product and related services in the first quarter of 2001. The Company recently announced two new products, ZixBlast, which is now generally available, and ZixVPM (Zix Virtual Private Mail), which is scheduled to be released in the first quarter of 2002. ZixBlast, priced on a transaction basis, will allow enterprises to track messages and receive cumulative reports detailing receipt confirmations for customized, encrypted, time and date stamped emails sent via ZixMail to large volumes of recipients. ZixVPM is a server-based, highly secure enterprise-wide solution for email sent over the Internet that allows IT administrators to ensure that all email sent beyond a company's firewall by specified individuals or departments is encrypted.

   The foundation of the Company's business model for its current set of products and services centers around the financial leverage expected to be generated by revenues that are believed to be predominantly recurring in nature and an efficient cost structure for its secure data center operations, the core of which is expected to remain relatively stable. New business, primarily focused on the corporate market, is expected to be generated from the Company's own direct sales efforts and the promotional efforts of strategic marketing partners. For financial accounting purposes, subscription fees will generally be recognized as revenue on a prorated basis over the length of the subscription period, usually one year. Subscription fees are generally expected to be collected annually at the beginning of the subscription period.

   The Company anticipates further operating losses in 2002, but expects the losses will be significantly less than those incurred in 2001. The Company has taken steps, in late 2001 and early 2002, to decrease its cash expenditure rate including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. Non-cash charges in 2002 for stock-based compensation and depreciation and amortization should be substantially less than the corresponding amounts in 2001.

Results of Operations

   Continuing Operations

  Revenues

   The Company is in the development stage and had no significant revenues in 1999, 2000 and 2001. Substantially all of the Company's revenues since 1999 have been generated by Anacom Communications, Inc. ("Anacom") which ceased operations in June 2001. The Company began charging for its ZixMail product and services in the first quarter of 2001. Subscription fees billed or received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

  Research and development expenses

   The Company began incurring development expenses for its current business endeavors in the first quarter of 1999, resulting in total research and development expenses of $23,548,000 in 1999, $8,661,000 in 2000 and $9,019,000
in 2001. The 1999 expenses include a net non-cash charge of $6,915,000 representing the fair value of options granted to Lante Corporation ("Lante"), a third party Internet services company that assisted the Company with its development efforts, reduced by $1,872,000, the fair value, on the date of grant, of options granted to the Company by Lante. Lante's engagement was completed in November 1999, resulting in a final valuation for the options granted to Lante. The remaining research and development expenses in 1999 of $16,633,000 primarily consisted of expenditures to third parties, including $11,282,000 paid to Lante, for development of software for the Company's base technology and related ZixMail and ZixCharge systems. In 2000, employee compensation costs increased but were more than offset by a reduction in third party consulting expenditures as a result of hiring additional technical personnel to support the development of the Company's various Internet products. In 2001, employee compensation costs continued to increase as additional technical personnel were hired. These increases in compensation costs were offset, for the most part, by continued reductions in third party consulting expenditures.

  Operating costs and general corporate expenses

   Operating costs and general corporate expenses increased from $16,696,000 in 1999 to $42,983,000 in 2000 and further increased to $44,888,000 in 2001. The change from 1999 to 2000, amounting to $26,287,000, is primarily due to discretionary advertising costs of $10,267,000 for various print media and online advertising on sites such as Yahoo!, Lycos and McAfee.com and non-cash charges of $20,453,000, including stock-based compensation of $11,800,000. Included in 1999 are non-cash charges of $8,257,000, including a non-recurring expense of $3,335,000, relating to stock options granted in January 1999 to certain of the Company's outside directors under a plan that was approved by the stockholders in September 1999. The increase from 2000 to 2001, amounting to $1,905,000, is primarily due to additional personnel in the areas of direct sales and marketing support and increased depreciation expense due to an increased investment in property and equipment, partially offset by a reduction in discretionary advertising costs. In addition, with the ceasing of Anacom's business mid-year 2001, operating losses of Anacom, excluding non-cash charges, decreased from $1,676,000 in 2000 to $1,091,000 in 2001. Non-cash charges of $21,475,000 in 2001 include stock-based compensation of $8,378,000 and a $3,000,000 write-off of digital identification certificates. See Notes 3 and 7 to the consolidated financial statements.

  Investment and other income, net

   Investment income decreased from $3,533,000 in 1999 to $1,928,000 in 2000 and further decreased to an investment loss of $3,204,000 in 2001. The decrease from 1999 to 2000 is primarily due to a write-down of the Company's equity investment in Lante of $1,202,000, representing the decline in market value that management believed was other than temporary. Also contributing to the change is a decrease in invested cash and marketable securities partially offset by an increase in interest rates. The decrease from 2000 to 2001 is primarily due to a write-off of the Company's $5,000,000 related party investment in Maptuit Corporation ("Maptuit"). See Note 7 to the consolidated financial statements. Also contributing to the change are lower interest rates in 2001 and a decrease in invested cash and marketable securities during 2001.

  Income taxes

   The income tax benefit on the loss from continuing operations in 1999, 2000 and 2001 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses and unbenefitted tax credits. The Company has fully reserved its net deferred tax assets in 1999, 2000 and 2001 due to the uncertainty of future taxable income.

  Loss from continuing operations

   As a result of the foregoing, the Company experienced losses from continuing operations of $35,805,000 in 1999, $49,322,000 in 2000 and $56,794,000 in 2001.

   Discontinued Operations

   The Company sold all of its remaining operating businesses during 1998 realizing follow-on after-tax gains of $1,453,000, $441,000 and $48,000 in 1999, 2000 and 2001, respectively.

Liquidity and Capital Resources

   At December 31, 2001, the Company's principal source of liquidity was its net working capital position of $17,266,000, including cash and marketable securities of $20,065,000. The Company plans to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities, U.S. government and agency securities or money market funds. The Company's 2001 loss from continuing operations included significant non-cash expenses, aggregating $28,301,000, primarily consisting of depreciation and amortization, stock-based compensation and write-offs of the Maptuit investment and digital identification certificates. Net cash used by continuing operations in 2001 was $27,015,000, primarily representing continued development and operating costs relating to establishing the Company's Internet-related business.

   The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities. The Company began charging for its ZixMail product and related services in the first quarter of 2001 and recently announced two new products that should begin contributing to revenues in the near-term. Under its reseller and distributor agreements, the Company expects to receive minimum payments of $5,350,000 through 2004, including $900,000 in 2002. The Company has taken steps, in late 2001 and early 2002, to decrease its cash expenditure rate including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. As a result of the cost reductions recently initiated, the Company's near-term expenditure level is expected to average approximately $1,500,000 per month, down from approximately $2,300,000 per month experienced in the last half of 2001. The trend for additions to property and equipment continues to decline, with 2002 capital expenditures not expected to exceed $1,000,000.

   The Company has made cash investments in Maptuit convertible debt and equity securities totaling $5,000,000, which have been written off in the last half of 2001. There is currently no public market for the Maptuit equity securities and the Company does not anticipate there being any near-term opportunity for liquidating its investment. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and investment risks inherent in early stage privately-held enterprises. See Note 7 to the consolidated financial statements.

   The Company currently has no significant revenues; however, it believes existing cash and marketable securities combined with scheduled installment payments due from resellers and distributors are sufficient to sustain its estimated level of operating expenditures through the end of the first quarter of 2003. New revenue streams expected in 2002 should lengthen such time period. The Company is considering various capital funding alternatives in order to strengthen the Company's financial position, but there can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed. The Company currently has no existing borrowings or credit facilities.

Critical Accounting Policies

   In preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company must make a variety of estimates that affect the reported amounts and related disclosures. The following two accounting policies are currently considered most critical to the preparation of the consolidated financial statements.

  Property and Equipment

   At December 31, 2001, a significant portion of the Company's total assets (approximately 32%) consists of property and equipment. The net book value of property and equipment totaled $10,263,000, of which $7,219,000 was related to equipment in the Company's secure data center. The data center equipment is being depreciated over a three-year useful life and will be substantially depreciated by December 31, 2002. Management performs periodic reviews of the carrying value of the data center equipment. To date, no impairment write-downs have been recorded on the data center equipment as it continues to be used in pursuit of the Company's business goals, and such equipment is believed to have alternative uses which would allow the Company to realize its carrying value. If the Company's plans change for the use of this equipment and if such alternative future uses change, the Company may be required to record an impairment charge.

  Revenue Recognition

   To date, the Company's revenues from secure email delivery services have been derived from subscription fees. Subscription fees are initially recorded as deferred revenue and recognized as revenues ratably over the subscription period. In future periods, the Company expects to also generate revenues through reseller arrangements. Under these arrangements, revenue will generally be recognized as the Company provides the related services. Determination of the timing of revenue recognition will be dependent on terms and conditions specified in individual contracts and could involve a significant level of judgment.

Recent Accounting Pronouncements

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations," effective July 1, 2001. FAS 141 eliminates pooling-of-interest accounting for business combinations and changed the requirements for the recognition of intangible assets apart from goodwill. Thus, any acquisition completed after the effective date must be accounted for as a purchase. The adoption of FAS 141 did not have any impact on the Company's results of operations or financial position.

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets," effective January 1, 2002. FAS 142 requires that goodwill and certain indefinite-lived intangible assets no longer be amortized, but will be tested at least annually for impairment. At December 31, 2001, the Company's recorded goodwill was fully amortized. Accordingly, the adoption of FAS 142 will not have any impact on the Company's results of operations or financial position.

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. FAS 144 supercedes Statement of Financial Accounting Standards 121, ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 retains FAS 121's fundamental provisions while providing more guidelines on estimating cash flows when performing a recoverability test, requires specific classification of a long-lived asset or asset group to be disposed of other than by sale and establishes more restrictive criteria to classify an asset or asset group as "held for sale." The Company does not expect the adoption of FAS 144 will have a material effect on its results of operations or financial position.

Risks and Uncertainties

   The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this report contain statements that constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (we refer to it as the "Exchange Act"). The words "expect," "estimate," "anticipate," "predict," "believe," "plan," "should," "goal" and similar expressions and variations thereof are intended to identify forward-looking statements. We caution you that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

   In these risk factors, "we," "us," "our" and "ZixIt" refer to ZixIt Corporation and its subsidiaries.

   We have no significant revenues, and we may not be able to raise needed funds.

   We currently have no significant revenues; however, we believe existing cash and marketable securities combined with the scheduled installment payments due from resellers and distributors are sufficient to sustain our estimated level of operating expenditures through the end of the first quarter of 2003. We are considering various capital funding alternatives in order to strengthen our financial position. We cannot assure you that we will be able to raise additional capital on satisfactory terms, if and when needed.

   The market may not broadly accept our products and services, which would prevent us from operating profitably.

   We must be able to achieve broad market acceptance for our products and services in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure Internet communications and e-commerce businesses similar to ours, that currently operate at the scale that we would require, at our current expenditure levels and proposed pricing, to become profitable. There is no assurance that our products and services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate profitably.

   We are relying on establishing and maintaining strategic and other collaborative relationships to gain customers and grow revenues. Failure to establish and maintain such relationships would result in reduced revenues.

   One of our primary business strategies has been to enter into strategic or other similar collaborative relationships to reach a larger customer base than we can reach through our direct sales and marketing efforts. To date, these strategic and collaborative business relationships have not yielded any significant revenues.

   Assuming we are successful in entering into business relationships that yield revenues, we will want to maintain these relationships and enter into additional relationships to successfully execute our business plan. If we are unable to do so, we will have to devote substantially more resources to the distribution, sale and marketing of our products and services than we would otherwise.

   Furthermore, our ability to achieve future growth will also depend on our ability to continue to establish direct seller channels and to develop multiple distribution channels. Failure to enter into productive reseller arrangements could harm our business.

   Our industry is highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

   We anticipate that the secure Internet communications business will remain intensely competitive. We compete with larger and smaller companies that provide products and services that are similar to ours. Our competitors may develop new technologies in the future that are perceived as being more secure, effective or cost efficient than the technology underlying our products and services. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market.

   Increased competition could result in pricing pressures, reduced margins or the failure of our secure Internet communications business to achieve or maintain market acceptance, any of which could harm our business.

   Our inability to introduce new products and services and to implement technological changes could harm our business.

   The emerging nature of the Internet and the secure Internet communications business and their rapid evolution, require us continually to provide new products and services and to improve the performance, features and reliability of our existing products and services, particularly in response to competitive offerings. The success of new or enhanced products and services depends on several factors, including timely completion, introduction and market acceptance. We may not succeed in developing and marketing new or enhanced products and services that respond to competitive and technological developments and changing customer needs. This could harm our business.

   If the market for secure Internet and e-commerce does not continue to grow, demand for our products and services will be adversely affected.

   The market for secure Internet and e-commerce is at an early stage of development. Continued growth of the secure Internet and e-commerce market will depend, in part, on the following:

  . the continued expansion of Internet usage and the number of organizations adopting or expanding intranets and extranets; and

  . the public recognition of the potential threat posed by computer hackers and other unauthorized users.

   A decline in the growth of this market could reduce demand for our products and services, which would harm our business.

   Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and upgrade our systems to meet increased use, which would result in reduced revenues.

   As traffic from our customers through our network increases, we may need to expand and upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network. In addition, we may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not timely and appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

   Security interruptions to our secure data center could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our products and services.

   Our business depends on the uninterrupted operation of our secure data center. We must protect this center from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. Any damage or failure that causes interruptions in our secure data center operations could materially harm our business, financial condition and results of operations.

   In addition, our ability to issue digitally-signed certified time-stamps and public encryption codes in connection with our products and services depends on the efficient operation of the Internet connections between customers and our data center. We depend on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

   Furthermore, it is critical that our facilities and infrastructure remain secure and the market perceives them to be secure. Despite our implementation of network security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events; therefore, it is possible that we may have to use additional resources to address these problems.

   Messages sent through our ZixMail.net message portal will reside, for a user-specified period of time, in our data center facilities. Also, since we receive payments online for our ZixMail service, certain confidential customer information is retained in our data center facilities. Any physical or electronic break-ins or other security breaches or compromises of this information could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

   As was previously announced, we determined in June 2001 that credit card databases at our independently operated subsidiary, Anacom Communications, Inc. (we refer to it as "Anacom"), had been improperly accessed. The ZixMail and ZixMail.net systems and our secure data center operations were entirely separate from those of Anacom. No ZixIt technologies or operations were involved in the incident. We are currently unable to assess the amount of the liability, if any, to Anacom or us, which may result from the unauthorized access to Anacom's databases.

   We may have to defend our rights in intellectual property that we use in our products and services, which could be disruptive and expensive to our business.

   We may have to defend our intellectual property rights or defend against claims that we are infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive. Infringement claims could require us to develop non-infringing products or enter into royalty or licensing arrangements. Royalty or licensing arrangements, if required, may not be obtainable on terms acceptable to us. Our business could be significantly harmed if we are not able to develop or license the necessary technology. Furthermore, it is possible that others may independently develop substantially equivalent intellectual property, thus enabling them to effectively compete against us.

   Our products and services could contain unknown defects or errors.

   Any of our products and services could contain undetected defects or errors. Despite our testing, defects or errors may occur, which could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could prevent us from implementing our business model and achieving the revenues we need to operate profitably.

   Public key cryptography technology is subject to risks.

   Our products and services employ, and future products and services may employ, public key cryptography technology. With public key cryptography technology, a user has a public key and a private key, which are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of a user's private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of a user's private key is predicated on the assumption that it is difficult to mathematically derive a user's private key from the user's related public key. Should methods be developed that make it easier to derive a user's private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require us to make significant changes to our products, which could damage our reputation and otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This, or related, publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.

   We depend on key personnel.

   We depend on the performance of our senior management team and other key employees, particularly highly skilled technical and sales and marketing personnel. Our success also depends on our ability to attract, retain and motivate these individuals. There is competition for these personnel, and we face a tight employment market for the particular individuals we need to attract. There are no agreements with any of our personnel that prevent them from leaving ZixIt at any time. In addition, we do not maintain key person life insurance for any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

   We could be affected by government regulation.

   Exports of software products using encryption technology are generally restricted by the United States government (we refer to it as the "U.S."). Although we have obtained U.S. government approval to export our ZixMail product to almost all countries in the world, the list of countries to which ZixMail cannot be exported could be revised in the future. Furthermore, some foreign countries impose restrictions on the use of encryption products, such as the ZixMail product. Failure to obtain the required governmental approvals would preclude the sale or use of the ZixMail product in international markets.

   Our stock price may be volatile.

   The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Also, the market prices of securities of other Internet-related companies have been highly volatile and, as is well known, have generally declined substantially and broadly.

   Terrorist attacks have contributed to economic instability in the U.S.; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price.

   On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks caused instability in the global financial markets and contributed to volatility in the stock prices of U.S. publicly traded companies. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the U.S. or elsewhere, which may further contribute to economic instability in the U.S. and could harm our business.

   We may have liability for indemnification claims arising from the sale of our previous businesses in 1998 and 1997.

   We disposed of our remaining operating businesses in 1998 and 1997. In selling those businesses, we agreed to provide customary indemnification to the purchasers of those businesses for breaches of representations and warranties, covenants and other specified matters. Although we believe that we have adequately provided for future costs associated with these indemnification obligations, indemnifiable claims could exceed our estimates.

   We may encounter other unanticipated risks and uncertainties in the Internet market or in developing new products and services, and we cannot assure you that we will be successful in responding to any unanticipated risks or uncertainties.

   There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the Securities and Exchange Commission (we refer to it as the "SEC"). We are, of course, also subject to general economic risks.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   The Company does not believe that it faces material market risk with respect to its cash investments and marketable securities, which totaled $20,065,000 and $50,290,000 at December 31, 2001 and 2000, respectively. These investments, which mature at various dates through April 2002, primarily consist of high-grade U.S. corporate debt securities and daily money market funds, and do not include derivative financial instruments or derivative commodity instruments, as such terms are defined by the SEC in applicable regulations. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any interest rate market risk management activities. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's operating results or cash flows due to the short-term, high credit quality nature of the Company's investments.

ITEM 8.  Financial Statements and Supplementary Data.

   The information required by this Item begins on page F-1 hereof.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

   None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

   The information required by this Item is incorporated by reference from the sections "Who are our directors, executive officers and significant employees?" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2002 Proxy Statement, which will be filed in connection with the Company's 2002 annual meeting of stockholders.

ITEM 11.  Executive Compensation.

   The information required by this Item is incorporated by reference from the section "Compensation of Directors and Executive Officers" in the Company's 2002 Proxy Statement, which will be filed in connection with the Company's 2002 annual meeting of stockholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference from the section "How much stock do our principal stockholders, directors and executive officers own?" in the Company's 2002 Proxy Statement, which will be filed in connection with the Company's 2002 annual meeting of stockholders.

ITEM 13.  Certain Relationships and Related Transactions.

   The information required by this Item is incorporated by reference from the section "Compensation of Directors and Executive Officers - Certain Relationships and Related Transactions" in the Company's 2002 Proxy Statement, which will be filed in connection with the Company's 2002 annual meeting of stockholders.

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

(a)(3) Exhibits

Exhibit
  No.                                                Description
  ---                                                -----------
  3.1*  -- Restated Articles of Incorporation of ZixIt, dated December 4, 2001.
  3.2*  -- Restated Bylaws of ZixIt, dated November 8, 2001.
  4.1   -- Specimen certificate for common stock of ZixIt. Filed as Exhibit 4.1 to ZixIt's Annual Report on
           Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
 10.1   -- 1990 Stock Option Plan of ZixIt (Amended and Restated as of September 1999). Filed as Exhibit
           10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
 10.2   -- 1992 Stock Option Plan of ZixIt (Amended and Restated as of September 1999). Filed as Exhibit
           10.2 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
 10.3   -- 401(k) Retirement Plan of ZixIt and related Adoption Agreement. Filed as Exhibit 10.5 to ZixIt's
           Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
 10.4   -- 1995 Long-Term Incentive Plan of ZixIt (Amended and Restated as of September 20, 2000). Filed
           as Exhibit 10.3 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.
 10.5   -- 1996 Employee Stock Purchase Plan of ZixIt (Amended and Restated as of July 1, 2000). Filed as
           Exhibit 10.2 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
           2000, and incorporated herein by reference.
 10.6   -- ZixIt's 1999 Directors' Stock Option Plan (Amended and Restated as of January 1, 2000). Filed as
           Exhibit 10.5 to ZixIt's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
 10.7   -- ZixIt's 2001 Employee Stock Option Plan, dated May 31, 2001. Filed as Exhibit 10.1 to ZixIt's
           Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

Exhibit
  No.                                                Description
  ---                                                -----------
10.8    -- ZixIt's 2001 Stock Option Plan, effective as of May 15, 2001. Filed as Exhibit 4.1 in ZixIt's
           Registration Statement on Form S-8 (Commission No. 333-62604), dated June 8, 2001, and incorporated herein by reference.
10.9    -- Stock Option Agreement, effective as of April 29, 1998, between David P. Cook and ZixIt. Filed as Exhibit 10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
           1998, and incorporated herein by reference.
10.10   -- Amendment No. 1 to Stock Option Agreement, dated February 18, 2000, between David P. Cook and ZixIt. Filed as Exhibit 10.8 to ZixIt's Annual Report on Form 10-K for the year ended
           December 31, 1999, and incorporated herein by reference.
10.11   -- Amendment No. 2 to Stock Option Agreement, dated May 2, 2000, between David P. Cook and
           ZixIt. Filed as Exhibit 10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and incorporated herein by reference.
10.12   -- Amendment No. 3 to Stock Option Agreement, dated November 2, 2000, between David P. Cook and ZixIt. Filed as Exhibit 10.10 to ZixIt's Annual Report on Form 10-K for the year ended
           December 31, 2000, and incorporated herein by reference.
10.13*  -- Stock Option Agreement, effective as of December 26, 2000, between David P. Cook and ZixIt.
10.14   -- Employment Agreement, effective as of December 26, 2000, between David P. Cook and ZixIt.
           Filed as Exhibit 10.11 to ZixIt's Annual Report on Form 10-K for the year ended December 31,
           2000, and incorporated herein by reference.
10.15   -- Stock Option Agreement, effective as of November 14, 2001, between John Ryan and ZixIt. Filed as Exhibit 4.2 in ZixIt's Registration Statement on Form S-8 (Commission No. 333-74890), dated
           December 11, 2001, and incorporated herein by reference. Portions of this exhibit were omitted pursuant to a request for confidential treatment that was filed with the SEC on November 26,
           2001. On December 5, 2001, the SEC approved the filing of this exhibit omitting the portions for which confidential treatment was requested. The omitted information has been filed with the SEC.
10.16   -- Employment Agreement, effective as of November 14, 2001, between John Ryan and ZixIt. Filed as Exhibit 4.1 in ZixIt's Registration Statement on Form S-8 (Commission No. 333-74890), dated
           December 11, 2001, and incorporated herein by reference.
10.17*  -- Severance Agreement, dated February 25, 2002, between ZixIt and Steve M. York.
10.18*  -- Severance Agreement, dated February 25, 2002, between ZixIt and Ronald A. Woessner.
10.19*  -- Form of Severance Agreement between ZixIt and Don Druckenbrodt, Gary Liu and Mike Poss.
10.20   -- Sublease Agreement, dated February 12, 1999, between Fidelity Corporate Real Estate, L.L.C.
           and ZixIt Operating Corporation. Filed as Exhibit 10.13 to ZixIt's Annual Report on Form 10-K
           for the year ended December 31, 1998, and incorporated herein by reference.
10.21   -- Sublease Agreement, dated May 8, 2000, between Rosewood Resources, Inc. and ZixIt. Filed as
           Exhibit 10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
           2000, and incorporated herein by reference.
10.22*  -- Lease Agreement, dated July 10, 1998, between Dallas Galleria Limited and Amtech Corporation
           d/b/a AMTC Corporation.
10.23   -- Common Stock and Warrant Purchase Agreement, dated April 11, 2000, between H. Wayne
           Huizenga and his assigns and ZixIt. Filed as Exhibit 2.1 to ZixIt's Form 8-K, dated April 12,
           2000, and incorporated herein by reference.
10.24   -- Letter Amendment, dated April 27, 2000, to the Common Stock and Warrant Purchase
           Agreement, dated April 11, 2000, between H. Wayne Huizenga and his assigns and ZixIt. Filed as
           Exhibit 2.2 to ZixIt's Form 8-K, dated May 3, 2000, and incorporated herein by reference.

Exhibit
  No.                                                 Description
  ---                                                 -----------
 10.25  -- Distribution Agreement, dated August 17, 2000, between Yahoo! Inc. and ZixIt. Filed as Exhibit
           10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
 10.26  -- Marketing and Distribution Agreement, effective November 6, 2000, between ZixIt and Entrust,
           Inc. Filed as Exhibit 10.4 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.
 10.27  -- Enterprise and CA Services Agreement, effective November 6, 2000, between ZixIt and Entrust,
           Inc. Filed as Exhibit 10.5 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.
 10.28  -- International Distribution Agreement, dated June 6, 2001, between ZixIt and AlphaOmega Soft
           Co., Ltd. Filed as Exhibit 10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, and incorporated herein by reference.
 10.29  -- International Distribution Agreement, dated October 25, 2001, between ZixIt and 911 Computer
           Co., Ltd. Filed as Exhibit 10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, and incorporated herein by reference.
 10.30  -- Investment Agreement, effective December 6, 2000, between Maptuit Corporation and ZixIt. Filed as Exhibit 10.23 to ZixIt's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
 10.31  -- Convertible Promissory Note of Maptuit Corporation, dated July 11, 2001. Filed as Exhibit 10.2 to
           ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, and incorporated herein by reference.
 10.32  -- Security Agreement, dated July 11, 2001, between Maptuit Corporation and ZixIt. Filed as Exhibit
           10.3 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, and incorporated herein by reference.
 21.1*  -- Subsidiaries of ZixIt.
 23.1*  -- Consent of Independent Auditors.
 24.1   -- Power of Attorney (included on page 20 of this Form 10-K).

--------
* Filed electronically herewith.

(b) Reports on Form 8-K

   No reports of the Registrant on Form 8-K have been filed with the SEC during the three months ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on February 27, 2002.

                                               ZIXIT CORPORATION

                                               By:      /s/  STEVE M. YORK
                                                   -----------------------------
                                                           Steve M. York
                                                      Senior Vice President,
                                                    Chief Financial Officer and
                                                             Treasurer

                               POWER OF ATTORNEY

   We, the undersigned directors and officers of ZixIt Corporation (''ZixIt''), do hereby severally constitute and appoint John A. Ryan and Steve M. York, and each or either of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to ZixIt's Annual Report on Form 10-K for the year ended December 31, 2001, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the SEC, granting unto said attorneys and agents, and each or either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

      /s/  JOHN A. RYAN       Chairman, President, Chief    February 27, 2002
-----------------------------   Executive Officer and
       (John A. Ryan)           Director (Principal
                                Executive Officer)

     /s/  STEVE M. YORK       Senior Vice President, Chief  February 27, 2002
-----------------------------   Financial Officer and
       (Steve M. York)          Treasurer (Principal
                                Financial and Accounting
                                Officer)

     /s/  DAVID P. COOK       Founder and Director          February 27, 2002
-----------------------------
       (David P. Cook)

   /s/  H. WAYNE HUIZENGA     Co-Vice Chairman and Director February 27, 2002
-----------------------------
     (H. Wayne Huizenga)

    /s/  MICHAEL E. KEANE     Director                      February 27, 2002
-----------------------------
     (Michael E. Keane)

    /s/  JAMES S. MARSTON     Director                      February 27, 2002
-----------------------------
     (James S. Marston)

   /s/  JEFFREY P. PAPOWS     Co-Vice Chairman and Director February 27, 2002
-----------------------------
     (Jeffrey P. Papows)

/s/  ANTONIO R. SANCHEZ, JR.  Director                      February 27, 2002
-----------------------------
  (Antonio R. Sanchez, Jr.)

  /s/  DR. BEN G. STREETMAN   Director                      February 27, 2002
-----------------------------
   (Dr. Ben G. Streetman)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors........................................................................ F-2

Consolidated Balance Sheets at December 31, 2001 and 2000............................................. F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 and for the cumulative period from January 1, 1999 through December 31, 2001.................................... F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Net Loss for the years ended
  December 31, 2001, 2000 and 1999.................................................................... F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 and for the cumulative period from January 1, 1999 through December 31, 2001.................................... F-6

Notes to Consolidated Financial Statements............................................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ZixIt Corporation

   We have audited the accompanying consolidated balance sheets of ZixIt Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZixIt Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Dallas, Texas
January 30, 2002

                               ZIXIT CORPORATION
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,
                                                                              ---------------------------
                                                                                  2001           2000
                                                                              -------------  ------------
                                   ASSETS

Current assets:
   Cash and cash equivalents................................................. $   8,857,000  $ 13,347,000
   Marketable securities.....................................................    11,208,000    36,943,000
   Other current assets......................................................     2,108,000     1,942,000
                                                                              -------------  ------------
       Total current assets..................................................    22,173,000    52,232,000
Investment in Maptuit Corporation............................................            --     3,000,000
Property and equipment, net..................................................    10,263,000    19,400,000
Other noncurrent assets, net.................................................            --     4,045,000
                                                                              -------------  ------------
                                                                              $  32,436,000  $ 78,677,000
                                                                              =============  ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses..................................... $   3,506,000  $  2,431,000
   Liabilities related to discontinued operations............................     1,056,000     1,116,000
   Deferred revenues.........................................................       345,000            --
                                                                              -------------  ------------
       Total current liabilities.............................................     4,907,000     3,547,000
Commitments and contingencies................................................
Stockholders' equity:
   Preferred stock, $1 par value, 10,000,000 shares authorized; none
     outstanding.............................................................            --            --
   Common stock, $0.01 par value, 175,000,000 shares authorized;
     19,861,118 issued and 17,557,854 outstanding in 2001; 19,327,563
     issued and 17,035,663 outstanding in 2000...............................       199,000       193,000
   Additional capital........................................................   177,119,000   180,128,000
   Unearned stock-based compensation.........................................    (2,536,000)  (14,615,000)
   Treasury stock, at cost; 2,303,264 shares in 2001 and 2,291,900 shares in
     2000....................................................................   (11,414,000)  (11,314,000)
   Accumulated other comprehensive loss......................................            --      (169,000)
   Accumulated deficit (includes deficit accumulated during the development stage of $139,979,000 in 2001 and $83,233,000 in 2000)..................  (135,839,000)  (79,093,000)
                                                                              -------------  ------------
       Total stockholders' equity............................................    27,529,000    75,130,000
                                                                              -------------  ------------
                                                                              $  32,436,000  $ 78,677,000
                                                                              =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Year ended December 31,
                                        ----------------------------------------
                                                                                    Cumulative During
                                                                                    Development Stage
                                                                                  (From January 1, 1999
                                                                                         Through
                                            2001          2000          1999       December 31, 2001)
                                        ------------  ------------  ------------  ---------------------
Revenues............................... $    317,000  $    394,000  $     99,000      $     810,000
Research and development expenses......   (9,019,000)   (8,661,000)  (23,548,000)       (41,228,000)
Operating costs and general corporate
  expenses.............................  (44,888,000)  (42,983,000)  (16,696,000)      (104,567,000)
Investment and other income (loss), net   (3,204,000)    1,928,000     3,533,000          2,257,000
                                        ------------  ------------  ------------      -------------
Loss from continuing operations before
  income taxes.........................  (56,794,000)  (49,322,000)  (36,612,000)      (142,728,000)
Income taxes...........................           --            --       807,000            807,000
                                        ------------  ------------  ------------      -------------
Loss from continuing operations........  (56,794,000)  (49,322,000)  (35,805,000)      (141,921,000)
Discontinued operations................       48,000       441,000     1,453,000          1,942,000
                                        ------------  ------------  ------------      -------------
Net loss............................... $(56,746,000) $(48,881,000) $(34,352,000)     $(139,979,000)
                                        ============  ============  ============      =============
Basic and diluted earnings (loss) per
  common share:
   Continuing operations............... $      (3.32) $      (3.03) $      (2.35)
   Discontinued operations.............           --          0.03          0.10
                                        ------------  ------------  ------------
   Net loss............................ $      (3.32) $      (3.00) $      (2.25)
                                        ============  ============  ============
Weighted average shares outstanding....   17,083,037    16,266,196    15,244,291
                                        ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE NET LOSS


                                                                                                          Accumulated
                                              Common Stock                     Unearned                      other
                                           -------------------  Additional   stock-based     Treasury    comprehensive
                                             Shares    Amount    capital     compensation     stock          loss
                                           ---------- -------- ------------  ------------  ------------  -------------
Balance, December 31, 1998................ 17,384,437 $174,000 $ 88,544,000  $    (95,000) $(11,314,000)   $      --
   Exercise of stock options for cash.....    245,492    2,000    1,619,000            --            --           --
   Unearned employee stock-based
    compensation..........................         --       --    3,587,000    (3,587,000)           --           --
   Unearned stock-based compensation
    for service providers.................         --       --   13,501,000   (13,501,000)           --           --
   Stock issuable for purchase of Anacom
    Communications........................         --       --    7,500,000    (7,500,000)           --           --
   Amortization of unearned stock-based
    compensation..........................         --       --           --    14,187,000            --           --
   Other..................................         --       --      (11,000)           --            --           --
   Net loss...............................         --       --           --            --            --           --
                                           ---------- -------- ------------  ------------  ------------    ---------
Balance, December 31, 1999................ 17,629,929  176,000  114,740,000   (10,496,000)  (11,314,000)          --
   Stock issued for cash in private
    placement, net of issuance costs......    916,667    9,000   43,775,000            --            --           --
   Exercise of stock options for cash.....    327,417    3,000    2,239,000            --            --           --
   Unearned employee stock-based
    compensation..........................         --       --   16,894,000   (16,894,000)           --           --
   Unearned stock-based compensation
    for service providers.................    147,848    2,000     (690,000)      752,000            --           --
   Stock issued for purchase of Anacom
    Communications........................     83,663    1,000     (224,000)      223,000            --           --
   Amortization of unearned stock-based
    compensation..........................         --       --           --    11,800,000            --           --
   Stock issued to Entrust................    222,039    2,000    3,398,000            --            --           --
   Other..................................         --       --       (4,000)           --            --           --
   Comprehensive net loss:
      Net loss............................         --       --           --            --            --           --
      Unrealized loss on marketable
       securities.........................         --       --           --            --            --     (169,000)

      Comprehensive net loss..............         --       --           --            --            --           --
                                           ---------- -------- ------------  ------------  ------------    ---------
Balance, December 31, 2000................ 19,327,563  193,000  180,128,000   (14,615,000)  (11,314,000)    (169,000)
   Exercise of stock options for cash.....     27,500       --      222,000            --            --           --
   Unearned employee stock-based
    compensation..........................    152,672    2,000      973,000      (975,000)           --           --
   Unearned stock-based compensation
    for service providers.................         --       --       49,000       (49,000)           --           --
   Cancellation of agreement to issue
    stock for purchase of Anacom
    Communications........................         --       --   (4,725,000)    4,725,000            --           --
   Amortization of unearned stock-based
    compensation..........................         --       --           --     8,378,000            --           --
   Stock issued to Entrust................    353,383    4,000      396,000            --            --           --
   Other..................................         --       --       76,000            --      (100,000)          --
   Comprehensive net loss:
      Net loss............................         --       --           --            --            --           --
      Realized loss on marketable
       securities.........................         --       --           --            --            --      169,000

      Comprehensive net loss..............
                                           ---------- -------- ------------  ------------  ------------    ---------
Balance, December 31, 2001................ 19,861,118 $199,000 $177,119,000  $ (2,536,000) $(11,414,000)   $      --
                                           ========== ======== ============  ============  ============    =========

                                             Retained
                                             earnings         Total
                                           (accumulated   stockholders'
                                             deficit)        equity
                                           -------------  -------------
Balance, December 31, 1998................ $   4,140,000  $ 81,449,000
   Exercise of stock options for cash.....            --     1,621,000
   Unearned employee stock-based
    compensation..........................            --            --
   Unearned stock-based compensation
    for service providers.................            --            --
   Stock issuable for purchase of Anacom
    Communications........................            --            --
   Amortization of unearned stock-based
    compensation..........................            --    14,187,000
   Other..................................            --       (11,000)
   Net loss...............................   (34,352,000)  (34,352,000)
                                           -------------  ------------
Balance, December 31, 1999................   (30,212,000)   62,894,000
   Stock issued for cash in private
    placement, net of issuance costs......            --    43,784,000
   Exercise of stock options for cash.....            --     2,242,000
   Unearned employee stock-based
    compensation..........................            --            --
   Unearned stock-based compensation
    for service providers.................            --        64,000
   Stock issued for purchase of Anacom
    Communications........................            --            --
   Amortization of unearned stock-based
    compensation..........................            --    11,800,000
   Stock issued to Entrust................            --     3,400,000
   Other..................................            --        (4,000)
   Comprehensive net loss:
      Net loss............................   (48,881,000)  (48,881,000)
      Unrealized loss on marketable
       securities.........................            --      (169,000)
                                                          ------------
      Comprehensive net loss..............            --   (49,050,000)
                                           -------------  ------------
Balance, December 31, 2000................   (79,093,000)   75,130,000
   Exercise of stock options for cash.....            --       222,000
   Unearned employee stock-based
    compensation..........................            --            --
   Unearned stock-based compensation
    for service providers.................            --            --
   Cancellation of agreement to issue
    stock for purchase of Anacom
    Communications........................            --            --
   Amortization of unearned stock-based
    compensation..........................            --     8,378,000
   Stock issued to Entrust................                     400,000
   Other..................................            --       (24,000)
   Comprehensive net loss:
      Net loss............................   (56,746,000)  (56,746,000)
      Realized loss on marketable
       securities.........................            --       169,000
                                                          ------------
      Comprehensive net loss..............                 (56,577,000)
                                           -------------  ------------
Balance, December 31, 2001................ $(135,839,000) $ 27,529,000
                                           =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Cumulative
                                                                                                            During
                                                                                                          Development
                                                                                                          Stage (From
                                                                                                        January 1, 1999
                                                                      Year ended December 31,               Through
                                                             -----------------------------------------   December 31,
                                                                 2001          2000          1999            2001)
                                                             ------------  ------------  -------------  ---------------
Cash flows from operating activities:
 Loss from continuing operations............................ $(56,794,000) $(49,322,000) $ (35,805,000)  $(141,921,000)
 Adjustments to reconcile loss from continuing operations
   to net cash used by operating activities:
   Depreciation and amortization............................   10,799,000     9,928,000      3,476,000      24,203,000
   Stock-based compensation.................................    8,378,000    11,800,000     12,315,000      32,493,000
   Loss on Lante Corporation common stock...................      391,000     1,202,000             --       1,593,000
   Write-off of investment in Maptuit Corporation...........    5,000,000            --             --       5,000,000
   Write-off of digital identification certificates.........    3,000,000            --             --       3,000,000
   Other non-cash expenses..................................      733,000       131,000             --         864,000
   Changes in assets and liabilities, excluding divestiture
     of businesses:
     Other assets...........................................     (193,000)     (601,000)      (943,000)     (1,737,000)
     Current liabilities....................................    1,671,000       480,000        126,000       2,277,000
                                                             ------------  ------------  -------------   -------------
   Net cash used by continuing operations...................  (27,015,000)  (26,382,000)   (20,831,000)    (74,228,000)
   Net cash provided (used) by discontinued operations......      (12,000)      409,000     (1,855,000)     (1,458,000)
                                                             ------------  ------------  -------------   -------------
       Net cash used by operating activities................  (27,027,000)  (25,973,000)   (22,686,000)    (75,686,000)
Cash flows from investing activities:
 Purchases of property and equipment, net...................   (1,174,000)   (7,625,000)   (23,165,000)    (31,964,000)
 Purchases of marketable securities.........................  (23,642,000)  (37,250,000)  (119,150,000)   (180,042,000)
 Sales and maturities of marketable securities..............   49,155,000    33,994,000    112,893,000     196,042,000
 Investment in Maptuit Corporation..........................   (2,000,000)   (3,000,000)            --      (5,000,000)
 Purchase of Anacom Communications..........................           --            --     (2,500,000)     (2,500,000)
 Proceeds from sales of businesses, net of cash sold........           --       581,000      5,304,000       5,885,000
                                                             ------------  ------------  -------------   -------------
       Net cash provided (used) by investing activities.....   22,339,000   (13,300,000)   (26,618,000)    (17,579,000)
Cash flows from financing activities:
 Proceeds from private placement of common stock, net of
   issuance costs...........................................           --    43,784,000             --      43,784,000
 Proceeds from exercise of stock options....................      222,000     2,242,000      1,621,000       4,085,000
                                                             ------------  ------------  -------------   -------------
       Net cash provided by financing activities............      222,000    46,026,000      1,621,000      47,869,000
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (24,000)       (4,000)       (11,000)        (39,000)
                                                             ------------  ------------  -------------   -------------
Increase (decrease) in cash and cash equivalents............   (4,490,000)    6,749,000    (47,694,000)    (45,435,000)
Cash and cash equivalents, beginning of year................   13,347,000     6,598,000     54,292,000      54,292,000
                                                             ------------  ------------  -------------   -------------
Cash and cash equivalents, end of year...................... $  8,857,000  $ 13,347,000  $   6,598,000   $   8,857,000
                                                             ============  ============  =============   =============
Supplemental cash flow information:
 Income taxes paid.......................................... $         --  $         --  $     486,000

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of presentation--The accompanying consolidated financial statements of ZixIt Corporation include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

   During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

   Since 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail(TM) is a secure email application and messaging service that enables Internet users worldwide to easily send encrypted, digitally-signed communications to any email address in the world, even if the recipient does not subscribe to ZixMail. The Company did not begin to charge for the use of ZixMail until the first quarter of 2001. Successful development of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of its products and services. A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. The Company currently has no significant revenues and utilization of cash resources continues at a substantial level. The Company has taken steps, in late 2001 and early 2002, to decrease its cash expenditure rate including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. As a result of the cost reductions recently initiated, the Company's near-term expenditure level is expected to average approximately $1,500,000 per month, down from approximately $2,300,000 per month experienced in the last half of 2001. The Company believes its existing cash and marketable securities combined with scheduled installment payments due from resellers and distributors are sufficient to sustain its estimated level of operating expenditures through the end of the first quarter of 2003. New revenue streams expected in 2002 should lengthen such time period. The Company is considering various capital funding alternatives in order to strengthen the Company's financial position, but there can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

   Cash investments and marketable securities--Cash investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalents at December 31, 2001 primarily consist of high-grade daily money market funds. Marketable securities, which are available-for-sale, are as follows:

                                                        2001        2000
                                                     ----------- -----------
   U.S. corporate debt securities................... $10,946,000 $18,918,000
   U.S. government agency debt securities...........          --  17,273,000
   Lante Corporation common stock...................          --     501,000
   Certificate of deposit...........................     262,000     251,000
                                                     ----------- -----------
                                                     $11,208,000 $36,943,000
                                                     =========== ===========

   Investments in debt securities are carried at amortized cost, which approximates fair market value. Marketable securities held on December 31, 2001 mature on various dates through April 2002.

   Derivatives and hedging activities--At December 31, 2001 and 2000, the Company did not have any instruments or contracts which were classified as derivatives. Derivatives are financial instruments or contracts with prescribed characteristics which are recognized on the balance sheet at fair value. Derivatives that are not

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

   Property and equipment--Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer equipment and software--3 years; leasehold improvements--5 year lease term; and office equipment, furniture and fixtures--5 years.

   Goodwill--Goodwill of $2,429,000, which resulted from the October 1999 acquisition of Anacom Communications, Inc., was being amortized over two years using the straight-line method until its carrying value was written-off in June 2001 (Note 3). Goodwill amortization was $894,000 in 2001, $1,228,000 in 2000 and $307,000 in 1999. The $894,000 net carrying value for goodwill at December 31, 2000 is included in other noncurrent assets.

   Software development costs--Costs incurred in the development and testing of software used in the Company's Internet products and services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Certain costs incurred during software application development, including costs of materials, services and payroll and payroll-related costs for employees directly associated with the development project, qualify for capitalization. Due to the uncertainty of the amount and timing of future net revenues to be generated from the Company's Internet products and services, all development costs incurred through December 31, 2001 have been expensed and are included in research and development costs.

   Long-lived assets--The Company reviews the original assumptions and rationale utilized in the establishment of the carrying value and estimated life of certain long-lived assets. The carrying value would be adjusted to fair value if facts and circumstances indicating an impairment were present.

   Revenue recognition--Revenues are recorded when services are rendered. Subscription fees billed or received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

   Advertising expense--Advertising costs are expensed as incurred and totaled $4,452,000 in 2001, $10,267,000 in 2000 and none in 1999.

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

   Earnings per share--Basic earnings per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The amounts presented for basic and diluted earnings (loss) per share in the accompanying statements of operations have been computed by dividing the applicable earnings (loss) by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, due to a loss from continuing operations being reported for each period presented. The following table sets forth antidilutive securities which were outstanding at the dates set forth below and have been excluded from the computation of diluted earnings
(loss) per share:

                                                          Year ended December 31,
                                                       -----------------------------
                                                         2001      2000      1999
                                                       --------- --------- ---------
Stock options......................................... 6,837,341 5,104,190 5,679,542
Warrants.............................................. 2,138,890 2,138,890        --
Stock issuable for purchase of Anacom Communications..        --   119,667   189,948
                                                       --------- --------- ---------
   Total antidilutive securities excluded............. 8,976,231 7,362,747 5,869,490
                                                       ========= ========= =========

   Comprehensive income (loss)--Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. In 2000, the difference between net loss and total comprehensive net loss was due to an unrealized loss on marketable securities, which was considered to be temporary. In 2001, the loss was realized upon the sale of the related marketable securities.

   Use of estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management reviews its estimates on an ongoing basis, including those related to discontinued operations and the carrying value of long-lived assets, and revises such estimates based upon currently available facts and circumstances.

   Recent accounting pronouncements--The Company adopted the provisions of Statement of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations," effective July 1, 2001. FAS 141 eliminates pooling-of-interest accounting for business combinations and changed the requirements for the recognition of intangible assets apart from goodwill. Thus, any acquisition completed after the effective date must be accounted for as a purchase. The adoption of FAS 141 did not have any impact on the Company's results of operations or financial position.

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets," effective January 1, 2002. FAS 142 requires that goodwill and certain indefinite-lived intangible assets no longer be amortized, but will be tested at least annually for impairment. At December 31, 2001, the Company's recorded goodwill was fully amortized. Accordingly, the adoption of FAS 142 will not have any impact on the Company's results of operations or financial position.

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. FAS 144 supercedes Statement of Financial Accounting Standards 121, ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 retains FAS 121's fundamental provisions while providing more guidelines on estimating cash flows when performing a

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

recoverability test, requires specific classification of a long-lived asset or asset group to be disposed of other than by sale and establishes more restrictive criteria to classify an asset or asset group as "held for sale." The Company does not expect the adoption of FAS 144 will have a material effect on its results of operations or financial position.

2.  PROPERTY AND EQUIPMENT

                                                     2001          2000
                                                 ------------  ------------
    Computer equipment and software............. $ 26,321,000  $ 25,848,000
    Leasehold improvements......................    4,565,000     4,474,000
    Office equipment, furniture and fixtures....      999,000       961,000
                                                 ------------  ------------
                                                   31,885,000    31,283,000
    Less accumulated depreciation and
      amortization..............................  (21,622,000)  (11,883,000)
                                                 ------------  ------------
                                                 $ 10,263,000  $ 19,400,000
                                                 ============  ============

   The Company's continuing operations include depreciation and amortization expense related to property and equipment of $9,905,000 in 2001, $8,700,000 in 2000 and $3,169,000 in 1999.

3.  STOCKHOLDERS' EQUITY

  Stock Issued to Entrust, Inc.

   In November 2000, the Company entered into an Enterprise and CA Services Agreement with Entrust, Inc. ("Entrust") whereby the Company issued 222,039 shares of the Company's common stock to Entrust in exchange for licenses to use certain software packages, future technical support and the right to issue a specified number of digital identification certificates to users of the Company's ZixMail products. These shares were subject to transfer restrictions which lapsed in four equal quarterly installments ending in December 2001. The agreement provided that if the aggregate value of the shares on the dates the restrictions lapsed was less than the transaction value of $3,400,000, the Company would be obligated to fund the deficiency by electing to pay cash or issue additional shares of stock valued at the then-current fair market value of the Company's common stock. Accordingly, an additional 296,533 shares of the Company's common stock were issued in December 2001. The digital identification certificates valued at $3,000,000 were written-off in 2001 due to the uncertainty of future cash flows to be derived from their utilization. Additionally, under a Marketing and Distribution Agreement with Entrust, the Company issued 56,850 shares of the Company's common stock to Entrust valued at $400,000 upon completion of the integration of the ZixMail service option into the Entrust/Express(R) product in August 2001. The Company expects Entrust will market the integrated product and the Company and Entrust will share in the related revenues. Under this agreement, Entrust has guaranteed the Company minimum annual payments of $500,000 for 2001, $1,000,000 for 2002, $1,250,000
for 2003 and $1,500,000 for 2004. At December 31, 2001, the $500,000 minimum annual payment for 2001, collected in 2002, is included in other current assets with a corresponding increase in other income.

  Anacom Communications, Inc.

   In October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc. ("Anacom"), a privately-held provider of real-time transaction processing services to Internet merchants. Consideration consisted of a cash payment of $2,500,000, primarily recorded as goodwill, and common stock, valued at a mimimum of $7,500,000, to be delivered in two annual installments beginning October 2000,

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

assuming continued employment by the former owners. The minimum value of the common stock issuable pursuant to the purchase agreement of $7,500,000 is treated as compensation for financial accounting purposes and was being charged to operating costs and general corporate expenses over two years with a corresponding increase in stockholders' equity. Financial accounting rules require the minimum number of common shares issuable be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their intrinsic value in excess of $7,500,000. Based on the Company's common stock price of $8.75 per share at December 31, 2000 and $39.63 per share at December 31, 1999, the intrinsic value of these shares on those dates was $1,662,000 (less than the minimum $7,500,000) and $7,529,000, respectively. Accordingly, the Company's results of operations for 2000 and 1999 include non-cash charges of $3,611,000 and $937,000, respectively, for amortization of the market value of the common shares issuable. In October 2000, 83,663 shares were delivered to the former owners, which included 13,382 shares in excess of the minimum required for that delivery date.

   On June 20, 2001, the Company reported that the credit card databases at Anacom had been improperly accessed and fraudulent transactions had been processed, causing Anacom to advise its merchant customer base to transfer their electronic commerce transactions to other payment gateways for processing. Since its acquisition, Anacom had been operated as an independent subsidiary and managed by its former owners. Later in June 2001, the Company ceased all operations at Anacom, and the former owners of Anacom separated from employment with Anacom. As a result, the October 2001 final installment of the Company's common stock issuable to the former owners in connection with the purchase of Anacom, which aggregated $4,725,000, was canceled. These events resulted in a non-recurring net reduction in operating costs of approximately $3,000,000 in the second quarter of 2001. This reduction was primarily due to the reversal of previously recorded unvested stock-based compensation expense, including $1,800,000 previously recorded in 2001, related to the canceled installment totaling $3,800,000, partially offset by severance costs and asset write-downs, including goodwill. Substantially all of the Company's revenues since 1999 have been generated by Anacom. The Company is currently unable to assess the amount of the liability, if any, to Anacom or the Company, which may result from the unauthorized access to Anacom's databases.

  Private Placement of Equity Securities

   In May 2000, the Company sold, in a private placement, newly issued equity securities to an investor group led by H. Wayne Huizenga and received cash totaling $44,000,000 in three installments. In exchange, the Company issued to the investor group 916,667 shares of its common stock at $48.00 per share, ten-year warrants to purchase 916,667 shares of the Company's common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company's common stock at $12.00 per share. The four-year warrants were reallocated from options with an exercise price of $7.00 per share previously held by Mr. David P. Cook, the Company's founder and chief executive officer at the time of the private placement, and became exercisable on May 1, 2001.

  Employee and Director Stock Options

   The Company has non-qualified stock options outstanding to employees and directors under various stock option plans. Options granted under these plans are generally not less than the fair market value at the date of grant and, subject to termination of employment, generally expire ten years from the date of grant. Employee options are generally exercisable in installments over two to five years or have been accelerated due to the Company's common stock trading at appreciated price targets. Initial grants to new directors are generally exercisable six months from the date of the grant, with annual follow-on formula grants vesting annually over

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

three years. Option grants to employees and directors generally contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At December 31, 2001, 1,075,928 shares of common stock were available for future grants under the Company's stock option plans.

   In January 1999, certain outside directors were granted options to acquire 151,000 shares of common stock under a plan that was approved by the Company's stockholders in September 1999. The Company recognized a non-cash compensation expense of $3,335,000, which is included in operating costs and general corporate expenses, based on the excess of the fair market value of the Company's common stock on the date of plan approval, which was $32.75, over the exercise price of the options of $10.65, which was 120% of the fair market value of the Company's common stock on the date of grant.

   In April 1998, Mr. Cook entered into an employment arrangement with the Company whereby he received an option to acquire 4,254,627 shares of the Company's common stock. The option exercise price is $7.00 per share, which was twice the closing price of the Company's common stock on the date of grant. The options have a five-year term and vested quarterly over two years. In the year options are exercised, taxable compensation realized by Mr. Cook in excess of $1,000,000 is not deductible by the Company for federal income tax purposes. During 2000 and 2001, Mr. Cook reallocated options to acquire 807,127 shares of the Company's common stock to certain of the Company's employees and a director. These reallocated options have a five-year term, vest by April 2003 and have exercise prices ranging from $7.00 to $13.75 per share as compared to Mr. Cook's exercise price of $7.00 per share. Non-cash compensation expense of $16,815,000 is being recognized over the vesting periods ($9,047,000 in 2001 and $6,178,000 in 2000), representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company's common stock on the dates the options were reallocated and the respective option exercise prices.

   In November 2001, Mr. John A. Ryan was appointed Chairman, President and Chief Executive Officer of the Company and received a bonus of 152,672 shares of the Company's common stock valued at $1,000,000. Such stock-based compensation is being amortized over two years using the straight-line method. In the event Mr. Ryan is terminated for cause, as defined, or resigns for any reason other than for good reason, as defined, prior to November 16, 2002, at the time of such employment termination, Mr. Ryan is required to return to the Company 152,672 shares or $1,000,000 in cash. If such employment termination occurs between November 15, 2002 and November 16, 2003, Mr. Ryan is required to return to the Company 76,336 shares or $500,000 in cash.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following is a summary of stock option transactions for 2001, 2000 and 1999:

                                                           Weighted Average
                                                 Shares     Exercise Price
                                               ----------  ----------------
     Outstanding at December 31, 1998.........  5,007,197       $ 6.98
        Granted at market price...............    400,000       $20.79
        Granted at prices less than market....    175,924       $13.26
        Cancelled.............................     (9,753)      $ 6.05
        Exercised.............................   (230,492)      $ 7.51
                                               ----------
     Outstanding at December 31, 1999.........  5,342,876       $ 8.20
        Granted at market price...............  1,156,630       $20.41
        Granted at prices less than market....    657,127       $ 9.01
        Cancelled............................. (1,932,526)      $ 7.90
        Exercised.............................   (327,417)      $ 6.76
                                               ----------
     Outstanding at December 31, 2000.........  4,896,690       $11.41
        Granted at market price...............  1,156,556       $ 7.38
        Granted at prices greater than market.  1,000,000       $ 5.24
        Granted at prices less than market....    150,000       $ 7.00
        Cancelled.............................   (518,127)      $ 9.38
        Exercised.............................    (27,500)      $ 9.14
                                               ----------
     Outstanding at December 31, 2001.........  6,657,619       $ 9.85
                                               ==========

   Summarized information about stock options outstanding at December 31, 2001 is as follows:

                    Options Outstanding                        Options Exercisable
----------------------------------------------------------- --------------------------
                                Weighted
                                Average         Weighted                   Weighted
   Range of       Number       Remaining        Average       Number       Average
Exercise Prices Outstanding Contractual Life Exercise Price Exercisable Exercise Price
--------------- ----------- ---------------- -------------- ----------- --------------
 $ 3.56-$ 7.00.  4,597,260        4.4            $ 6.26      2,773,827      $ 6.74
 $ 7.19-$16.50.  1,242,905        5.8            $ 9.66        500,449      $ 9.70
 $18.44-$35.00.    595,250        6.7            $24.64        428,085      $24.52
 $36.94-$73.75.    222,204        8.1            $45.57         92,234      $50.53
                 ---------                                   ---------
                 6,657,619                                   3,794,595
                 =========                                   =========

   There were 2,902,007 and 3,796,572 exercisable options at December 31, 2000 and 1999, respectively.

   The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its employee stock options. Accordingly, the Company does not record compensation expenses for its employee stock option grants unless the market price exceeds the exercise price on the date of grant. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation,"encourages adoption of a fair-value based method for valuing the cost of stock-based compensation; however, it allows companies to continue to use the intrinsic value method under APB 25 and disclose pro forma results and earnings per share in accordance with SFAS 123. Under SFAS 123, compensation cost is measured at the grant date based upon the value of the award and is recognized over the vesting period. As required, the pro forma disclosures include only options granted since January 1, 1995. Because the Company's stock options have

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

characteristics significantly different from those of traded options and because changes in the subjective input assumptions to the option valuation models can materially affect their estimated fair value, in management's opinion, the existing valuation methods do not necessarily provide a reliable single measure of the fair value of its stock options. Had compensation cost for the Company's stock-based compensation been determined consistent with SFAS 123, the Company's net loss and loss per share would have been as follows:

                                        2001          2000          1999
                                    ------------  ------------  ------------
  Net loss:
     As reported................... $(56,746,000) $(48,881,000) $(34,352,000)
     Pro forma..................... $(67,371,000) $(58,166,000) $(36,530,000)
  Basic and diluted loss per share:
     As reported................... $      (3.32) $      (3.00) $      (2.25)
     Pro forma..................... $      (3.94) $      (3.58) $      (2.40)

   The Company used the Black-Scholes option pricing model to determine the fair value of grants made during 2001, 2000 and 1999. The following weighted average assumptions were applied in determining the pro forma compensation cost:

                                         2001         2000         1999
                                         -----       ------       ------
  Risk-free interest rate...............  3.85%        6.22%        4.97%
  Expected option life..................   2.7 years    2.7 years    2.8 years
  Expected stock price volatility.......   138%         118%          96%
  Expected dividend yield...............    --           --           --
  Fair value of options:
     Granted at market price............ $5.74       $13.92       $11.86
     Granted at prices exceeding market. $3.49           --           --
     Granted at prices less than market. $7.61       $30.64       $24.66

Third Party Stock Options

  Lante Corporation

   The Company entered into an agreement in February 1999 with Lante Corporation ("Lante"), a third party Internet services company who develops technology-based solutions for electronic markets, to assist the Company in developing software for its new Internet-related businesses. In exchange for the services provided by Lante, the Company paid discounted fees of $11,282,000 during 1999, included in research and development expenses, and initially issued options to purchase 500,000 shares of the Company's common stock to Lante at an exercise price of $7.62 per share, the closing price of the Company's common stock on the date of the agreement. Upon completion of Lante's engagement in November 1999, the terms of the original stock option were revised whereby Lante received a fully vested option to acquire up to 166,666 shares of the Company's common stock at an exercise price of $7.62 per share ("Lante Option"). Pursuant to an agreement executed simultaneously with the Lante Option, the Company received a fully vested option to acquire up to 400,000 shares of Lante's common stock at $7.00 per share ("ZixIt Option"). However, the number of shares of common stock issuable upon the cashless exercise of either of the options could not exceed a number of shares having a fair market value, as determined in accordance with a formula, at the time of exercise of $12,000,000 in the aggregate. The fair value of the Lante Option upon the completion of Lante's engagement was $8,787,000 using the Black-Scholes option valuation model, and has been included in research and development expenses. For financial accounting purposes, this non-cash charge represents the final valuation for the Lante Option and no further

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

accounting treatment is required. The Company valued the ZixIt Option on the date of grant at $1,872,000, using the Black-Scholes option valuation model, and reduced its research and development expenses in 1999 by such amount. In 2000, the Company exercised the ZixIt Option to acquire shares of Lante common stock and received 320,802 shares. Also in 2000, Lante exercised the Lante Option and received 142,848 shares of the Company's common stock. Investment income for 2000 includes a write-down of the Company's equity investment in Lante of $1,202,000, representing the decline in market value that management believed was other than temporary. Investment loss in 2001 includes a loss of $391,000 for the disposition of the Lante shares.

  Other

   The Company has issued options to third party service providers to purchase up to 200,000 shares of the Company's common stock at a weighted average exercise price of $29.09 per share. These options vest over periods of up to 42 months and have expiration dates ranging from four to eight years. The Company's continuing operations in 2001, 2000 and 1999 include non-cash charges of $1,035,000, $1,238,000 and $805,000, respectively, for amortization of the fair value of options issued to third party service providers, as determined using the Black-Scholes option valuation model, over their respective service or vesting periods. The unamortized value of these options at December 31, 2001 is not significant.

4.  INCOME TAXES

   Components of the income taxes related to continuing operations are as follows:

                                                        2001 2000   1999
                                                        ---- ---- --------
      Federal income tax benefit:
         Current....................................... $ -- $ -- $807,000
         Deferred......................................   --   --       --
                                                        ---- ---- --------
                                                        $ -- $ -- $807,000
                                                        ==== ==== ========

   A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

                                      2001          2000          1999
                                  ------------  ------------  ------------
    Expected tax benefit at U.S.
      statutory rate............. $ 19,294,000  $ 16,769,000  $ 12,448,000
    Unbenefitted U.S. losses, net  (19,297,000)  (16,749,000)  (10,418,000)
    Unbenefitted tax credits.....           --            --    (1,819,000)
    Other........................        3,000       (20,000)      596,000
                                  ------------  ------------  ------------
                                  $         --  $         --  $    807,000
                                  ============  ============  ============

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                   2001          2000
                                               ------------  ------------
     Deferred tax assets:
        Nondeductible reserves................ $    620,000  $    639,000
        U.S. net operating loss carryforwards.   36,038,000    19,751,000
        Tax credit carryforwards..............    1,397,000     2,808,000
        Stock option compensation.............    7,814,000     4,358,000
        Start-up costs........................    1,727,000     2,320,000
        Intangible assets.....................      356,000     2,049,000
        Investment in equity securities.......    1,751,000       301,000
        Other assets..........................    1,824,000            --
                                               ------------  ------------
            Total deferred tax assets.........   51,527,000    32,226,000
     Deferred tax liabilities:
        Other, net............................           --       277,000
                                               ------------  ------------
     Net deferred tax assets..................   51,527,000    31,949,000
     Less valuation allowance.................  (51,527,000)  (31,949,000)
                                               ------------  ------------
     Net deferred taxes....................... $         --  $         --
                                               ============  ============

   The Company has fully reserved its net deferred tax assets in 2001 and 2000 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of $105,993,000 which begin to expire in 2019. Tax credit carryforwards of $1,397,000 consist of research tax credits which are available through 2021 and alternative minimum tax credits which do not expire. The net operating loss carryforwards include $9,155,000 resulting from the exercise of non-qualified stock options for which a tax benefit of $3,113,000 will be credited to additional capital when recognized.

5.  COMMITMENTS

   The Company's continuing operations includes office rental expenses of $1,038,000, $780,000 and $505,000, for 2001, 2000 and 1999, respectively. At
December 31, 2001, future minimum lease payments under noncancelable operating leases are $845,000, $759,000 and $498,000 for 2002, 2003 and 2004,
respectively.

   In the third quarter of 2000, the Company entered into an agreement with Yahoo! Inc. ("Yahoo!") to provide Yahoo! Mail users with the option to send encrypted email messages through the Company's ZixMail.net messaging portal. The Company has remaining future commitments to Yahoo! under this agreement totaling $3,350,000, payable in installments through August 2002. The minimum payments of $6,000,000 are being amortized over two years beginning in December 2000. In addition, the Company pays Yahoo! a specified portion of revenues earned by the Company which are associated with Yahoo! users.

   The Company has severance agreements with certain employees which would require the Company to pay approximately $3,000,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6.  DISCONTINUED OPERATIONS

   Prior to 1999, the Company operated in one industry segment, the provision of systems and solutions for the intelligent transportation, electronic security and other markets. The Company's operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The businesses comprising this industry segment, the Transporation Systems Group, Cotag International and Cardkey Systems, were sold during 1998 in three separate transactions. These businesses are presented as Discontinued Operations in the accompanying financial statements.

   The gain on sale of discontinued operations includes $48,000, $341,000 and $872,000 in 2001, 2000 and 1999, respectively, for the reduction of estimated future costs for various indemnification issues associated with the disposal of these businesses. The gain also includes $100,000 and $581,000 in 2000 and 1999, respectively, for contingent sales proceeds. There were no income taxes recorded on these gains.

   Liabilities related to discontinued operations of $1,056,000 and $1,116,000 at December 31, 2001 and 2000, respectively, consist of estimated future costs for various indemnification issues associated with the disposal of these businesses.

7.  RELATED PARTY TRANSACTIONS

   In December 2000, the Company purchased approximately 9% of the equity ownership of Maptuit Corporation ("Maptuit") for $3,000,000 in cash and committed to make a follow-on investment. Accordingly, in July 2001, the Company made an additional $2,000,000 cash investment in Maptuit and received a promissory note convertible into Maptuit equity securities. The note bears interest at prime plus 1%, is due in July 2006 and automatically converts into Maptuit equity securities at the same price per share obtained if a third party equity financing arrangement is completed, as defined. Maptuit, an early stage company, is an Internet application service provider that supplies wireline and wireless Internet location-based services. Built upon a comprehensive database of the street network of North America, Maptuit provides address matching, route generation, step-by-step directions, map rendering and real-cost proximity searching services. Mr. Jeffrey P. Papows, a director of the Company since March 2000 and the Company's chairman of its board of directors from October 2000 to November 2001, serves as the president and chief executive officer of Maptuit and holds a minority equity interest in Maptuit. There is no readily determinable market value for the Company's investments in Maptuit since Maptuit is privately held. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and invesment risks inherent in early stage enterprises. The Company records impairment losses when, in the Company's judgment, events and circumstances indicate its investment has been impaired. Maptuit has been seeking third party debt or equity financing to sustain its operations. To date, no financing has been secured, and it is uncertain whether Maptuit will be able to raise the necessary funds required to execute its business plan such that the Company would be able to recover its investment. Therefore, in the last half of 2001, the Company wrote off its $5,000,000 investment in Maptuit.

   In January 2001, the Company granted IT Factory, Inc. ("IT Factory") a performance-based stock option whereby IT Factory could purchase up to 109,529 shares of the Company's common stock, at $9.13 per share, based upon the number of customer email addresses it secured for the Company in 2001. In addition, the Company paid IT Factory $300,000 in 2001 and committed to pay $250,000 in 2002 to support IT Factory's marketing efforts. IT Factory did not earn any performance-based stock options in 2001, and the Company has subsequently canceled the agreement, including the 2002 commitment for marketing support. Separately, the Company paid IT Factory $420,000 in 2001 for certain software development projects. Mr. Papows served as chairman of IT Factory until December 2001.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   In the fourth quarter of 2000, the Company and Entrust entered into certain technology and marketing agreements (Note 3). Mr. Ryan, the Company's chairman, president and chief executive officer, was chief executive officer of Entrust when such agreements were executed and currently holds a minority equity interest in Entrust.

   During 1999, the Company engaged Lante to assist the Company in the development of new Internet products (Note 3). The chairman and major stockholder of Lante was a director of the Company from March 1999 to June 2000.

   In 1999, the Company engaged Public Strategies, Inc. ("PSI"), an international strategic communications firm, to assist in the marketing of the Company's new Internet products and services. During 2000 and 1999, the Company paid PSI $447,000 and $770,000, respectively, for services performed and related expenses. The chairman of PSI was a director of the Company from August 1998 to March 2000.

   In May 1998, the Company acquired Petabyte Corporation ("Petabyte"), a digital data distribution start-up enterprise founded by Mr. Cook, the Company's founder and chief executive officer at the time of the transaction. In consideration of the sale of Petabyte, the Company paid Mr. Cook $200,000 and agreed to pay Mr. Cook four annual payments of $200,000 each. In March 1999, the Company returned to Mr. Cook title to a Petabyte patent covering certain digital data distribution concepts, while retaining a use license to the patent for a nominal one-time payment. In connection with the return of the title, the Company's future payments to Mr. Cook, totaling $800,000, were eliminated.

8.  EMPLOYEE BENEFIT PLANS

   The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, contributions are voluntarily made by employees, and the Company may provide contributions based on the employees' contributions. The Company's continuing operations includes $80,000, $61,000 and $32,000 in 2001, 2000 and 1999,
respectively, for contributions to this plan.

   The Company has an employee stock purchase plan for substantially all employees that meet minimum service requirements. The plan provides for the purchase of up to 300,000 previously issued shares of the Company's common stock. The employee contributes 85% of the purchase price through payroll deduction with the difference paid by the Company. Since inception of the plan in 1996, a total of 172,895 shares have been purchased including 12,856, 4,608 and 3,597 shares purchased in 2001, 2000 and 1999, respectively.

9. LITIGATION

   On December 30, 1999, the Company and ZixCharge.com, Inc., a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192/nd /Judicial District Court of Dallas County, Texas, which alleges that Visa undertook a series of actions that interfered with its ZixCharge prospective business relationships and disparaged the Company, its products, its management and its stockholders. The suit, which is scheduled for trial in July 2002, seeks monetary damages and such other relief as the court deems appropriate. The Company believes it is unlikely that any Visa member banks would enter into any ZixCharge sponsorship agreements until the Visa litigation is resolved. Moreover, the resolution of the lawsuit could have a material effect on the Company's ability to market the ZixCharge system.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse affect on the Company's consolidated financial statements.

10.  INTERNATIONAL DISTRIBUTION AGREEMENTS

   In June 2001, the Company entered into an agreement with AlphaOmega Soft Co., Ltd. ("AlphaOmega") whereby AlphaOmega became the exclusive distributor for the ZixMail service in Japan for three years. The Company is to provide a Japanese language version of ZixMail for AlphaOmega. A revenue sharing arrangement provides for AlphaOmega to pay the Company a specified portion of the subscription fees charged to AlphaOmega's customers. Pursuant to this agreement, the Company is to receive minimum payments totaling $1,200,000 through March 2004, of which $100,000 was received in 2001.

   In October 2001, the Company entered into an agreement with 911 Computer Co., Ltd. ("911") whereby 911 became the exclusive distributor for the ZixMail service in South Korea for two years. Pursuant to the agreement, the Company and 911 are to share the related revenues, with 911 agreeing to pay the Company minimum installment payments totaling $2,000,000 over the term of the agreement, of which $100,000 was received in 2001. Currently, 911 is in default of the agreement for the failure to pay scheduled installment payments totaling $614,000. If the agreement is renegotiated rather than canceled, the Company expects the minimum installment payments to be substantially reduced.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                     Quarter Ended
                                ------------------------------------------------------
                                  March 31      June 30     September 30  December 31
                                ------------  ------------  ------------  ------------
2001
Revenues....................... $    104,000  $    123,000  $     36,000  $     54,000
Loss from continuing operations  (13,610,000)  (11,394,000)  (12,440,000)  (19,350,000)
Net loss.......................  (13,562,000)  (11,394,000)  (12,440,000)  (19,350,000)
Net loss per share.............        (0.80)        (0.67)        (0.73)        (1.13)

2000
Revenues....................... $     96,000  $     92,000  $     99,000  $    107,000
Loss from continuing operations  (11,136,000)   (9,764,000)  (16,022,000)  (12,400,000)
Net loss.......................  (11,136,000)   (9,456,000)  (15,956,000)  (12,333,000)
Net loss per share.............        (0.72)        (0.58)        (0.96)        (0.73)

   The quarter ended June 30, 2001 includes a non-recurring net reduction in operating costs of $3,000,000 as a result of ceasing all operations at Anacom (Note 3). The quarter ended September 30, 2001 includes a $1,500,000 write-down of the investment in Maptuit (Note 7). The quarter ended December 31, 2001 includes a $3,500,000 write-off of the remaining investment in Maptuit (Note 7) and a $3,000,000 write-off of digital identification certificates (Note 3).