Form 10-K/A
period 2001-12-31
ZIXIT CORP
filed 2002-04-30
CIK 855612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-K/A

(Mark One)

        |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from to ______

                         Commission File Number: 0-17995

                                ZIXIT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Texas                                     75-2216818
(State of Incorporation)                (I.R.S. Employer Identification Number)

                             2711 N. Haskell Avenue
                                Suite 2300, LB 36
                            Dallas, Texas 75204-2960
                    (Address of Principal Executive Offices)

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of January 31, 2002, there were 17,557,854 shares of ZixIt Corporation $0.01 par value common stock outstanding, 15,149,274 of which having an aggregate market value of $75,746,370 were held by non-affiliates. For purposes of the above statement, all directors and officers of the Registrant are presumed to be affiliates.

================================================================================

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         There is no family relationship among any of our directors, executive officers or significant employees. The following table sets forth, as of March 31, 2002, the names of our directors, executive officers and other significant employees and their respective ages and positions:

       Name                          Age                 Position
       ----                          ---                 --------
David P. Cook (1)(3)                 50     Director, Founder

Donald D. Druckenbrodt               48     Vice President, Technology Planning

Dennis F. Heathcote                  45     Vice President, North American Sales and Services

H. Wayne Huizenga                    64     Director, Co-Vice Chairman

Michael E. Keane (2)(4)              46     Director

Dr. G. Gary Liu                      47     Vice President and Chief Technical Officer

James S. Marston (2)(4)              68     Director

Wael Mohamed                         34     Vice President, Global Distribution

Dan Nutkis                           36     Vice President, Strategy and Products

Jeffrey P. Papows (1)                48     Director, Co-Vice Chairman

David J. Robertson                   43     Vice President, Engineering

John A. Ryan                         45     Director, Chairman, President and Chief Executive Officer

Antonio R. Sanchez, Jr. (1)(3)       59     Director

Dr. Ben G. Streetman (2)(3)(4)       62     Director

Ronald A. Woessner                   44     Senior Vice President, General Counsel and Secretary

Steve M. York                        51     Senior Vice President, Chief Financial Officer and Treasurer

-------------
(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Nominating Committee.
(4)  Member of the Compensation and Stock Option Committee.

     DAVID P. COOK was elected to our Board in December 1995 and currently holds the position of Founder of ZixIt. He served as President and Chief Executive Officer from April 1998 until November 2001 and as Chairman from April 1998 until October 2000. He previously served as Chairman and Chief Executive Officer of ARBImetrics Corporation, a Dallas-based investment company that he founded. Mr. Cook founded ZixIt (formerly known as Amtech Corporation) and served as a director from 1984 until 1990, serving as Chairman of the Executive Committee until 1990. Mr. Cook founded Blockbuster Entertainment Corporation and was its Chief Executive Officer from its inception until 1987. Prior to that, he was Chairman of Cook Data Services, Inc., a software company that he also founded.

     DONALD D. DRUCKENBRODT, Vice President, Technology Planning, rejoined our company in January 1999. Mr. Druckenbrodt previously served as Vice President of Amtech Systems Corporation, a former wholly-owned subsidiary of ZixIt Corporation, from 1987 until 1990. Prior to rejoining ZixIt Corporation, Mr. Druckenbrodt served as Vice President of OGRE

Partners, Ltd., an oil and gas economic modeling software firm, from 1992 until 1999. Mr. Druckenbrodt also served as President of Blockbuster Computer Systems, Inc., a wholly-owned subsidiary of Blockbuster Entertainment Corporation, from its inception until 1987.

     DENNIS F. HEATHCOTE joined our company in December 2001 as Vice President, North American Sales and Services. From May 1998 until June 2001, Mr. Heathcote worked at Entrust, Inc. ("Entrust"), where he held a variety of senior sales and management positions, including Vice President and General Manager of Entrust.net, Inc., Entrust's business unit focused on providing e-business trust solutions for wired and wireless networks, from October 1999 until June 2001. In addition, Mr. Heathcote, a Chartered Accountant, has more than 20 years of experience in senior sales, finance and business administration roles in the software and technology industry, including more than 10 years with IBM and IBM Global Services.

     H. WAYNE HUIZENGA was elected director and Vice Chairman of our Board in May 2000 and has served as Co-Vice Chairman since November 2001. Mr. Huizenga has been Chairman of AutoNation, Inc. since August 1995 and served as its Chief Executive Officer from August 1995 until October 1996 and Co-Chief Executive Officer from October 1996 until September 1999. Mr. Huizenga has also been Chairman of Extended Stay America, Inc. since January 1995. Since May 1998, he has been Chairman of Republic Services, Inc. and Chief Executive Officer from May 1998 until December 1998. Since September 1996, he has been Chairman of Boca Resorts, Inc. He owns the Miami Dolphins professional sports franchise, as well as Pro Player Stadium, and is a director of NationsRent, Inc. and ANC Rental Corporation. Mr. Huizenga was Chairman and Chief Executive Officer of Blockbuster Entertainment Corporation from April 1987 until its merger with Viacom, Inc. in September 1994. From September 1994 until October 1995, he served as Vice Chairman of Viacom, Inc. and Chairman of Blockbuster Entertainment Group, a division of Viacom, Inc. In January 1971, Mr. Huizenga co-founded Waste Management, Inc. and served in various capacities, including President, Chief Operating Officer and director, from its inception until 1984.

     MICHAEL E. KEANE was elected to our Board in November 1997. Mr. Keane has been Senior Vice President and Chief Financial Officer of UNOVA, Inc. since November 1997. UNOVA, Inc. comprises the former industrial technology businesses spun off from Western Atlas, Inc. in October 1997, where Mr. Keane was also Senior Vice President and Chief Financial Officer from October 1996 until October 1997 and Vice President and Treasurer from March 1994 until October 1996. Prior to that, he was Corporate Director, Pensions and Insurance, for Litton Industries, Inc. from February 1991 until March 1994.

     DR. G. GARY LIU became an employee of our company in January 1999 and was subsequently appointed Vice President and Chief Technical Officer. From 1997 until beginning employment with ZixIt Corporation, Dr. Liu was President of Securisys Corporation, an encryption, start-up enterprise that he founded. Dr. Liu was also President of American Advanced Technology, Inc., a privately-held telecommunications design consulting company, from its founding in January 1993 until its dissolution in January 1997. Dr. Liu has a doctorate degree in physics from the California Institute of Technology (Caltech).

     JAMES S. MARSTON was elected to our Board in September 1991. From September 1987 through February 1998, Mr. Marston served as a Senior, or Executive, Vice President and the Chief Information Officer of APL Limited, a U.S.-based intermodal shipping company. Between 1986 and 1987, Mr. Marston served as President of AMR Technical Training Division, AMR Corporation. From 1982 until 1986, he was Vice President of Data Processing and Communications for American Airlines, in which position he was in charge of the Sabre reservations system and related technologies.

     WAEL MOHAMED joined our company in February 2002 and serves as Vice President, Global Distribution. Mr. Mohamed brings over 14 years of high-tech sales and management experience, most recently serving as Senior Vice President, Global Sales and Marketing of KLOCwork Solutions Inc. since July 2001. From October 1997 until July 2001, he worked for Entrust, where he held several sales management positions, including Vice President of Sales, Entrust Global Services and Vice President, Worldwide Sales of Entrust.net, Inc. As a Vice President of Worldwide Sales, he was responsible for building an extensive network of Entrust.net affiliate partners operating in 32 countries around the world. Before joining Entrust, Mr. Mohamed held several key executive and management positions at IBM Global Services from July 1996 until October 1997. While at IBM Global Services, Mr. Mohamed managed a staff of over 100 employees and over $200 Million in service revenue.

     DAN NUTKIS joined our company in February 2002 as Vice President, Strategy and Products. Prior to that, he was a consultant to PricewaterhouseCoopers LLP in 2001, serving as head of health care for the firm's subsidiary, beTRUSTed. Before working for PricewaterhouseCoopers, in January 2000 he founded (and served as Chief Executive Officer of) Medtegrity Inc., a leading provider of health care industry-accepted identification, authentication, security and privacy services. Prior to founding Medtegrity, during 1999 Mr. Nutkis was Chairman of the Odin Group, the leading health care information technology research firm. Prior to that, Mr. Nutkis worked at Ernst & Young for over 10 years where he held many positions, including National Director of the firm's Health Care Emerging Technology practice, and Chief Executive Officer of ConnectedHealth.Net, one of the firm's knowledge management subsidiaries.

     JEFFREY P. PAPOWS was elected to our Board in March 2000 and currently serves as Co-Vice Chairman. He served as Chairman from October 2000 until November 2001, and during that time, he had direct responsibility for the sales and marketing management of our products and services. Mr. Papows is currently President and Chief Executive Officer of Maptuit Corporation and served as Chairman of IT Factory, Inc. until December 2001. Prior to joining Maptuit Corporation, Mr. Papows held a seven-year tenure with Lotus Development Corporation, an IBM company, where he served as its President and Chief Executive Officer from 1998 until 2000, President and Chief Operating Officer from 1996 until 1998 and Senior Vice President Notes Product Division from 1993 until 1996. In 1998, Mr. Papows published Enterprise.com, a book on the effects and global promise of the Internet on large companies, which has since been reprinted in nine editions and six languages. Mr. Papows has also been a keynote speaker at Fall Comdex, Comdex Japan and Comdex Mexico.

     DAVID J. ROBERTSON joined our company in March 2002 as Vice President, Engineering. Mr. Robertson has over 20 years of experience in the telecommunications and Internet industries, with specific expertise in network architecture, security and protocols, PBX and Key System design in circuit and packet environments and broadband and cellular access systems. He has also worked extensively in product areas involving 802.11, DECT and other unlicensed wireless access standards. Mr. Robertson has contributed to the early stages of Telecommunications Standards' definition for the Unlicensed Wireless Industry in the United States and Canada and to the finalization of the ADSI standard for enhanced telecommunications carrier service deployment. He participated in pioneering efforts toward end-to-end voice quality standards for Quality of Service in many wireline and wireless domains. He is a member of multiple company advisory boards and serves with the City of Richardson Chamber of Commerce.

     JOHN A. RYAN joined our company as President and Chief Executive Officer and was elected director and Chairman of our Board in November 2001. From January 1997 through January 2001, he served as President, Chief Executive Officer, and director of Entrust, a company for which he led the private placement in 1996 and which he took public in August 1998. Prior to that, Mr. Ryan held a number of senior management positions in general management, marketing and sales, and finance with Nortel Networks, with his most recent position being Vice President and General Manager of Nortel's global multimedia and Internet projects unit. Before joining Nortel, Mr. Ryan worked for Deloitte Touche LLP and was awarded his Canadian Chartered Accountant designation in 1981. He has also served as an advisory board member to Scopus Technologies. Prior to joining ZixIt, Mr. Ryan formed ARM Technologies, a privately-held Internet consulting and services company that he founded in February 2001. He also currently serves as a director of Tilion Inc., a privately-held Massachusetts-based company that focuses on "in-the-Net" analytics services based on XML for supply chain transactions, and RIPTECH Inc., a privately-held, managed security services company based in Washington, D.C. He is an advisory board member to Mobelium, a privately-held Internet wireless services company based in California, and is on the Board of Trustees for the Hart eCenter at Southern Methodist University.

     ANTONIO R. SANCHEZ, JR. was one of our early investors and was elected to our Board in February 1993. Mr. Sanchez is Chairman and Chief Executive Officer of Sanchez Oil & Gas Corporation. He also holds interests in banking, real estate development, venture capital and various other investments. Mr. Sanchez serves as a director of International Bank of Commerce ("IBC") and as a director and stockholder of IBC's publicly traded holding company, International Bancshares Corporation. Mr. Sanchez is also a member of the University of Texas System Board of Regents and is a director of Conoco, Inc.

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

     RONALD A. WOESSNER joined our company in April 1992 as General Counsel and was subsequently appointed Secretary and Senior Vice President. He was previously a corporate and securities attorney with the Dallas-based law firm of Johnson & Gibbs, P.C.

     STEVE M. YORK joined our company in April 1990 as Vice President, Chief Financial Officer and Treasurer and was subsequently appointed Senior Vice President. Mr. York, a Certified Public Accountant, previously held various financial management positions with commercial operating companies and was employed by Arthur Young & Co. (now Ernst & Young).

     Following the meeting, our Board of Directors will adopt a resolution fixing the number of seats on our Board at six. This resolution will supercede all prior resolutions regarding the number of seats on our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, our directors, officers and any beneficial owner of more than 10% of our outstanding common stock (collectively, "insiders") are required to report their initial ownership of our common stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). The SEC's rules require insiders to provide us with copies of all Section 16(a) reports that the insiders file with the SEC. Specific due dates have been established by the SEC, and we are required to disclose any failure to file by those dates. Based solely upon our review of copies of Section 16(a) reports that we received from insiders for their 2001 transactions and written representations that no such additional reports were required to be filed with the SEC, we believe that our insiders have complied with all Section 16(a) filing requirements applicable to them during 2001.

ITEM 11. Executive Compensation.

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Summary Compensation Table

         The following table sets forth the compensation paid to our named executive officers for services rendered to ZixIt Corporation for the periods indicated.

                                                                                       Long-Term Compensation
                                                                                    -----------------------------
                                                         Annual Compensation               Awards         Payouts
                                                  --------------------------------- --------------------- -------
                                                    Base                                       Number of
                                                   Salary     Bonus                 Restricted Securities          All Other
                                                  (Cash and (Cash and  Other Annual   Stock    Underlying  LTIP   Compensation
                                             Year Non-cash) Non-cash)  Compensation   Award     Options   Payouts     (1)
        Name and Principal Position          ---- --------- ---------- ------------ ---------- ---------- ------- ------------
David P. Cook (2)                            2001 $500,000  $        -     $ -       $      -          -     -      $     -
  Founder                                    2000        -           -       -              -    500,000     -            -
                                             1999        -           -       -              -          -     -            -

Donald D. Druckenbrodt                       2001  180,000           -       -              -          -     -            -
  Vice President,                            2000  144,000           -       -              -    109,500     -            -
  Technology Planning                        1999  142,546           -       -              -     50,000     -        2,403

Steven M. Gersten (3)                        2001  274,560           -       -              -    200,000     -            -
  Senior Vice President,                     2000        -           -       -              -          -     -            -
  Sales & Marketing                          1999        -           -       -              -          -     -            -

Jeffrey P. Papows (4)                        2001  150,000           -       -              -          -     -            -
  Co-Vice Chairman                           2000   31,250           -       -              -    275,000     -            -
                                             1999        -           -       -              -          -     -            -

J. Michael Poss (5)                          2001  204,000           -       -              -     40,000     -            -
  Vice President, Sales Operations           2000  127,500           -       -              -    144,000     -            -
                                             1999        -           -       -              -          -     -            -

John A. Ryan (6)                             2001   37,500   1,000,000       -              -  1,050,000     -            -
  Chairman, President and                    2000        -           -       -              -          -     -            -
  Chief Executive Officer                    1999        -           -       -              -          -     -            -

Ronald A. Woessner                           2001  216,000           -       -              -          -     -        8,123
  Senior Vice President,                     2000  150,000           -       -              -     52,500     -        4,960
  General Counsel and Secretary              1999  150,000           -       -              -          -     -       11,688

Steve M. York                                2001  216,000           -       -              -     50,000     -        2,975
  Senior Vice President,                     2000  193,000           -       -              -          -     -        2,975
  Chief Financial Officer and Treasurer      1999  193,000           -       -        112,970          -     -        5,093

---------------
(1) Represents our contributions to our 401(k) Retirement Plan or Employee Stock Purchase Plan.

(2) Served as our President and Chief Executive Officer from April 1998 until November 2001, at which time he was appointed "Founder."
(3)  Separated from employment with ZixIt Corporation in November 2001.
(4)  Served as our salaried Chairman from October 2000 until November 2001.
(5)  Separated from employment with ZixIt Corporation in February 2002.
(6) Appointed Chairman, President and Chief Executive Officer in November 2001. The bonus to Mr. Ryan consisted of 152,672 shares of our common stock valued at $1,000,000. In the event Mr. Ryan is terminated for "cause" or he resigns other than for "good reason," as such terms are defined in his employment agreement, prior to the first or second year anniversaries of employment, he must return to us shares of our common stock equal to 100% and 50% of the 152,672 signing bonus shares, respectively, or cash in the amount of $1,000,000 and $500,000, respectively. Notwithstanding the foregoing, upon the occurrence of an "accelerated vesting event" (as defined in his stock option agreement), any obligation of Mr. Ryan to return such shares to us shall no longer be in force.

Option Grants in 2001 to Named Executive Officers

     We made the following stock option grants to our named executive officers during the year ended December 31, 2001.

                                                                                  Potential Realizable
                                                                                 Value at Assumed Annual
                                                                                  Rates of Stock Price
                                                                                 Appreciation for Option
                                           Individual Grants                              Term
                              -------------------------------------------- ----------------------------------
                                           % of Total
                              Number of     Options
                              Securities    Granted
                              Underlying       to     Exercise
                               Options     Employees  Price Per Expiration
            Name               Granted      in 2001     Share      Date       0%         5%           10%
            ----              ----------   ---------- --------- ---------- --------  ----------    ----------
David P. Cook                         -          -      $   -            - $      - $        -    $        -
Donald D. Druckenbrodt                -          -          -            -        -          -             -
Steven M. Gersten               200,000(1)    8.67       7.94   01/08/2011        -    998,000     2,530,000
Jeffrey P. Papows                     -          -          -            -        -          -             -
J. Michael Poss (2)              40,000(2)    1.73       7.00   08/16/2006  107,600    214,800       344,400
John A. Ryan                     50,000(3)    2.17       7.19   03/19/2006        -     99,500       219,500
                              1,000,000(4)   43.35       5.24   11/13/2011        -  3,000,000     7,880,000
Ronald A. Woessner                    -          -          -            -        -          -             -
Steve M. York                    50,000(5)    2.17       5.25   12/11/2011        -    165,000       418,500

--------------
(1) The options were cancelled upon Mr. Gersten's separation from employment with ZixIt Corporation in November 2001.
(2) Mr. Poss separated from employment with ZixIt Corporation in February 2002. The options became fully vested in November 2001 due to the occurrence of certain events.
(3)  The options vest and become exercisable six months from the date of grant.
(4) The options become 50% vested on the first year anniversary of employment and the balance vests pro-rata every three months during the second year of employment. In the event of a "change in control" (as defined) of ZixIt Corporation or the occurrence of other specified events, the options become immediately exercisable.

(5) The options vest and become exercisable over three years. In the event of termination under certain circumstances or a "change in control" (as defined) of ZixIt Corporation or a material subsidiary of ZixIt Corporation under specified circumstances, the options become immediately exercisable.

Aggregated Option Exercises in 2001 and Year-end Option Values

     The following table sets forth information relating to the exercises of stock options during the year ended December 31, 2001, and the value of unexercised stock options held as of December 31, 2001 by each of our named executive officers.

                                 Option Exercises
                                    During 2001             Number of Securities
                             -------------------------    Underlying Unexercised          Value of Unexercised
                              Number of                         Options at               In-the-Money Options at
                               Shares                       December 31, 2001               December 31, 2001
                              Acquired         Value        -----------------               -----------------
             Name            on Exercise      Realized   Exercisable  Unexercisable    Exercisable    Unexercisable
             ----            -----------      --------   -----------  -------------    -----------    -------------
David P. Cook                     -              -        2,170,244      333,333         $      -          $    -

Donald D. Druckenbrodt            -              -           83,333       76,167                -               -

Steven M. Gersten (1)             -              -                -            -                -               -

Jeffrey P. Papows                 -              -          225,000       50,000                -               -

J. Michael Poss (2)               -              -          101,667       82,333                -               -

John A. Ryan                      -              -           50,000    1,000,000                -               -

Ronald A. Woessner                -              -          127,500       25,000           79,060               -

Steve M. York                     -              -           56,500       50,000                -               -

-----------------
(1)  Separated from employment with ZixIt Corporation in November 2001.
(2)  Separated from employment with ZixIt Corporation in February 2002.

Employment and Severance Agreements with Certain Executive Officers

     We entered into a two-year employment agreement with Mr. Ryan, effective November 16, 2001, which provides for a $300,000 annual salary, plus $200,000 cash bonus payable at the end of the first year of employment, and a cash bonus opportunity of at least $200,000 payable at the end of the second year of employment that is tied to the achievement of defined objectives. Mr. Ryan also received a signing bonus of 152,672 shares of our common stock (valued at $1,000,000). If Mr. Ryan's employment with us is terminated for "cause" or he resigns other than for "good reason," as such terms are defined in his employment agreement, prior to the first or second year anniversaries of employment, he must return to us shares of our common stock equal to 100% and 50% of the 152,672 signing bonus shares, respectively, or cash in the amount of $1,000,000 and $500,000, respectively. Notwithstanding the foregoing, upon the occurrence of an "accelerated vesting event" (as defined in his stock option agreement), any obligation of Mr. Ryan to return such shares to us shall no longer be in force.

     We entered into a three-year employment agreement with Mr. Cook, effective as of December 26, 2000, which provided for a $500,000 annual salary. Effective February 1, 2002, Mr. Cook waived the $500,000 annual salary under his employment arrangement, and his current salary is a nominal $1.00 per year.

     We are a party to severance agreements with Messrs. Druckenbrodt, Woessner and York which provide for the payment to each of them of 12 months, 18 months and 18 months, respectively, of each of their base salaries in the event each has "good reason" (as defined) to resign his employment or if his employment is terminated other than for "cause" (as defined). The severance agreements also provide for the payment to Messrs. Druckenbrodt, Woessner and York of one and a half times, two times and three times, respectively, each of their annual base salaries in the event his employment terminates after a "change in control" (as defined) of ZixIt Corporation. The severance agreements also contain confidentiality and stock option acceleration provisions.

Compensation of Directors

     On the day an outside director is first appointed or elected to our Board of Directors, such director is granted nonqualified options to purchase 25,000 shares of our common stock, which vest six months from the grant date with an exercise price equal to 100% of our common stock price on the grant date. Also, in January of each year, each director that has served on our Board at least 12 consecutive months will receive a further grant of options determined according to a specified formula, which provides that the eligible directors collectively receive options for 1% of our outstanding common stock. The exercise price for these options will be 120% of our common stock price on the grant date. These annual options vest over three years. We pay a $15,000 retainer fee to outside directors until they are eligible to receive the annual option grants. We reimburse our directors for expenses they incur attending our Board or committee meetings.

Compensation Committee Interlocks and Insider Participation

     The Compensation and Stock Option Committee is comprised of three directors. Michael E. Keane, James S. Marston, Jeffrey P. Papows and Dr. Ben G. Streetman served on our Compensation and Stock Option Committee at various times during the year ended December 31, 2001. None of Messrs. Keane, Marston or Dr. Streetman is or was a current officer or employee of ZixIt Corporation. Mr. Papows served as the salaried Chairman of our Board from October 2000 until November 2001. Also, as noted below under "Certain Relationships and Related Transactions," Mr. Papows is President and Chief Executive Officer of Maptuit Corporation ("Maptuit") and served as Chairman of IT Factory, Inc. ("IT Factory"). The committee met on four occasions during the year ended December 31, 2001. Other than Mr. Woessner, who serves as our representative on the Board of Directors of Maptuit, we have no executive officers who serve as a member of a board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Compensation and Stock Option Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     Set forth below is information as of March 31, 2002 concerning:

     o each stockholder known by us to beneficially own more than 5% of our outstanding shares of common stock;

     o the shareholdings of each of our directors and named executive officers; and

     o    the shareholdings of all directors and executive officers as a group.

      Security Ownership of Certain Beneficial Owners and Management Table

                                                              Amount and Nature
                                                        of Beneficial Ownership (1)(2)
                                                        ------------------------------
                                                    Number of Shares      Percentage of Total
Beneficial Owner                                   Beneficially Owned    Shares Outstanding (3)
----------------                                   ------------------    ----------------------
David P. Cook (4)                                      1,347,577              7.12%

Donald D. Druckenbrodt (5)                               159,675                 *

George W. Haywood (6)                                  3,460,697             19.58%
   642 Second Street
   Brooklyn, New York 11215

Dennis F. Heathcote (7)                                   31,250                 *

H. Wayne Huizenga (8)                                    178,481               1.0%

Michael E. Keane (7)                                     112,455                 *

James S. Marston (7)                                     122,455                 *

Jeffrey P. Papows (7)                                    250,000              1.39%

John A. Ryan (9)                                         202,672              1.14%

Antonio R. Sanchez, Jr. (10)                           2,154,954             12.11%

Dr. Ben G. Streetman (7)                                  62,147                 *

Ronald A. Woessner (11)                                  164,024                 *

Steve M. York (12)                                       196,191               1.1%

All directors and executive officers as a group
   (12 persons)                                        4,981,881             24.60%

------------------
*    Denotes ownership of less than 1%.

(1) Reported in accordance with the beneficial ownership rules of the SEC. Unless otherwise noted, each stockholder listed in the table has both sole voting and sole investment power over the common stock shown as beneficially owned, subject to community property laws where applicable.

(2) Unless otherwise noted, the address for each beneficial owner is c/o ZixIt Corporation, 2711 North Haskell Avenue, Suite 2300, LB 36, Dallas, Texas 75204-2960.

(3) Percentages are based on the total number of shares of our common stock outstanding at March 31, 2002. Shares of our common stock that were not outstanding but could be acquired upon exercise of an option or other convertible security within 60 days of March 31, 2002 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by a particular person. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(4) Includes 1,253,577 shares that Mr. Cook has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2002.

(5) Includes 159,500 shares that Mr. Druckenbrodt has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2002.

(6)  Includes 106,500 shares that are owned by family members of Mr. Haywood.

(7) This individual has the right to acquire these shares under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2002.

(8) Includes 143,062 shares that Mr. Huizenga has the right to acquire under outstanding stock options and warrants that are currently exercisable or that become exercisable within 60 days of March 31, 2002. Mr. Huizenga disclaims beneficial ownership with respect to 54,166 shares.

(9) Includes 50,000 shares that Mr. Ryan has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2002 and 152,672 shares that are subject to forfeiture under certain circumstances.

(10) Of the 2,154,954 shares reported, (i) 1,633,025 shares are owned by Mr. Sanchez directly, (ii) 9,375 shares are held by family members of Mr. Sanchez, (iii) 91,123 shares, over which Mr. Sanchez exercises voting, investment and disposition power, are held in trusts for which Mr. Sanchez serves as trustee or co-trustee for the benefit of other persons, (iv) 262,100 shares, over which Mr. Sanchez exercises voting, investment and disposition power, are held by a family limited partnership for which Mr. Sanchez serves as managing general partner and (v) 39,376 shares are held by a family trust of which Mr. Sanchez is a beneficiary. Also, includes 119,955 shares that Mr. Sanchez has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2002.

(11) Includes 127,500 shares that Mr. Woessner has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2002. Mr. Woessner disclaims beneficial ownership with respect to 27,611 shares.

(12) Includes 141,500 shares that Mr. York has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2002.

ITEM 13. Certain Relationships and Related Transactions.

     In January 2001, we entered into a two-year agreement with IT Factory whereby IT Factory agreed to market our products and services to their customers in return for our agreement to pay a specified portion of revenues earned by us, which are associated with IT Factory's customers. In February 2001, we paid IT Factory $300,000 and committed to pay an additional $250,000 in February 2002 to support IT Factory's marketing efforts. Additionally, we granted IT Factory a performance-based stock option whereby IT Factory had the right to purchase up to 109,529 shares of our common stock. We subsequently cancelled the agreement, including the options and the payment commitment. Separately, we paid IT Factory $420,000 in 2001 for certain software development projects. Mr. Papows, a director of ZixIt Corporation since March 2000 and our Chairman from October 2000 until November 2001, served as Chairman of IT Factory until December 2001.

     In December 2000, we purchased approximately 9% of the equity ownership of Maptuit for $3,000,000 in cash and committed to a follow-on investment of $2,000,000. Accordingly, in July 2001, we made an additional $2,000,000 cash investment in Maptuit and received a promissory note convertible into

Maptuit equity securities. The note bears interest at prime plus 1%, is due in July 2006 and automatically converts into Maptuit equity securities at the same price per share obtained if a third-party equity financing arrangement is completed, as defined. There is no readily determinable market value for our investments in Maptuit since Maptuit is privately-held. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and investment risks inherent in early-stage enterprises. We record impairment losses when, in our judgment, events and circumstances indicate our investment has been impaired. Maptuit has been seeking third-party debt or equity financing to sustain its operations. To date, Maptuit has not secured additional financing, and it is uncertain whether Maptuit will be able to raise the necessary funds required to execute its business plan such that we will recover our investment. Therefore, in the third and fourth quarters of 2001, we wrote off the $5,000,000 investment. Maptuit, an early-stage company, is an Internet application service provider that supplies wireline and wireless Internet location-based services. Mr. Papows serves as the President and Chief Executive Officer of Maptuit and holds a minority equity interest in Maptuit.

     Mr. York, our Senior Vice President, Chief Financial Officer and Treasurer, was indebted to us at December 31, 2001 in the principal amount of $90,000. This amount represents money loaned by us to fund the exercise of retention incentive options related to certain of our shares held by Mr. York. Mr. York's indebtedness is represented by a promissory note that bears interest at the rate of 4.66% per annum. The note is secured by the shares issued upon exercise of the retention incentive options and is due September 2002 (unless becoming due earlier under certain circumstances described in the note).

     In the fourth quarter of 2000, we entered into certain technology and marketing agreements with Entrust. Mr. Ryan, our Chairman, President and Chief Executive Officer, was Chief Executive Officer of Entrust when such agreements were executed and currently holds a minority equity interest in Entrust.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 30, 2002.

                                   ZIXIT CORPORATION

                                   By: /S/ STEVE M. YORK
                                       -------------------------------------
                                       Steve M. York
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2002.

             Signature                                              Title
             ---------                                              -----

                  *                                  Chairman, President, Chief Executive Officer and Director
---------------------------------------------------- (Principal Executive Officer)
           (John A. Ryan)


        /S/   STEVE M. YORK                          Senior Vice President, Chief Financial Officer and Treasurer
---------------------------------------------------- (Principal Financial and Accounting Officer)
          (Steve M. York)


                  *                                  Founder and Director
----------------------------------------------------
           (David P. Cook)


                  *                                  Co-Vice Chairman and Director
----------------------------------------------------
        (H. Wayne Huizenga)


                  *                                  Director
----------------------------------------------------
         (Michael E. Keane)


                  *                                  Director
----------------------------------------------------
         (James S. Marston)


                  *                                  Co-Vice Chairman and Director
----------------------------------------------------
        (Jeffrey P. Papows)


                  *                                  Director
----------------------------------------------------
     (Antonio R. Sanchez, Jr.)


                  *                                  Director
----------------------------------------------------
       (Dr. Ben G. Streetman)


*By:    /S/   STEVE M. YORK
     ----------------------------------------------
          (Steve M. York)
          Attorney-in-Fact