Form 10-Q
period 2002-03-31
ZIXIT CORP
filed 2002-05-14
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ___________

                         Commission File Number: 0-17995

                                ZIXIT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  Texas                               75-2216818
         (State of Incorporation)                  (I.R.S. Employer
                                                Identification Number)

                            2711 North Haskell Avenue
                                Suite 2300, LB 36
                            Dallas, Texas 75204-2960
                    (Address of Principal Executive Offices)

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

                                    Yes  X  No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at April 30, 2002
--------------------------------------             -----------------------------
Common Stock, par value $.01 per share                      17,674,687

                                      INDEX

PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2002
          and December 31, 2001                                              3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2002 and 2001 and for the
          cumulative period from January 1, 1999 through March 31, 2002      4

          Condensed Consolidated Statement of Stockholders' Equity
          for the three months ended March 31, 2002                          5

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 and for the
          cumulative period from January 1, 1999 through March 31, 2002      6

          Notes to Condensed Consolidated Financial Statements               7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 3. Quantitative and Qualitative Disclosures About Market Risk          17


PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    18

                                ZIXIT CORPORATION
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                   (Unaudited)

                                                                         March 31, 2002     December 31, 2001
                                                                         --------------     -----------------
                                 ASSETS

Current assets:
         Cash and cash equivalents                                          $   4,906           $   8,857
         Marketable securities                                                 10,253              11,208
         Other current assets                                                   1,495               2,108
                                                                            ---------           ---------
                  Total current assets                                         16,654              22,173

Property and equipment, net                                                     7,829              10,263
                                                                            ---------           ---------
                                                                            $  24,483           $  32,436
                                                                            =========           =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                              $   3,346           $   3,506
         Liabilities related to discontinued operations                         1,048               1,056
         Deferred revenues                                                        255                 345
                                                                            ---------           ---------
                  Total current liabilities                                     4,649               4,907

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $1 par value, 10,000,000 shares
            authorized; none outstanding                                           --                  --
         Common stock, $.01 par value, 175,000,000 shares                         200                 199
            authorized; 19,977,951 issued, 17,674,687 outstanding
            in 2002 and 19,861,118 issued, 17,557,854 outstanding in 2001
         Additional capital                                                   178,527             177,119
         Unearned stock-based compensation                                     (1,852)             (2,536)
         Treasury stock, at cost                                              (11,414)            (11,414)
         Accumulated deficit (net of deficit accumulated during
            the development stage of $149,767 at March 31, 2002
            and $139,979 at December 31, 2001)                               (145,627)           (135,839)
                                                                            ---------           ---------
                  Total stockholders' equity                                   19,834              27,529
                                                                            ---------           ---------
                                                                            $  24,483           $  32,436
                                                                            =========           =========

                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)

                                                                                    Cumulative During
                                                               Three Months         Development Stage
                                                              Ended March 31      (From January 1, 1999
                                                              --------------             Through
                                                             2002        2001         March 31, 2002)
                                                             ----        ----         ---------------

Revenues                                                   $   389    $    104          $   1,199
Research and development expenses                           (2,064)     (2,205)           (43,292)
Operating costs and general corporate expenses              (8,228)    (12,183)          (112,795)
Investment and other income                                    115         674              8,965
Realized and unrealized loss on investments                     --          --             (6,593)
                                                           -------    --------          ---------

Loss from continuing operations before income taxes         (9,788)    (13,610)          (152,516)
Income taxes                                                    --          --                807
                                                           -------    --------          ---------

Loss from continuing operations                             (9,788)    (13,610)          (151,709)
Discontinued operations                                         --          48              1,942
                                                           -------    --------          ---------

Net loss                                                  $ (9,788)   $(13,562)         $(149,767)
                                                          ========    ========          =========

Basic and diluted loss per common share:
   Continuing operations                                  $  (0.56)   $  (0.80)
   Discontinued operations                                      --          --
                                                          --------    --------
   Net loss                                               $  (0.56)   $  (0.80)
                                                          ========    ========

Weighted average shares outstanding                         17,563      17,040
                                                          --------    --------

                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A Development Stage Company)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                   (Unaudited)

                                                                Unearned                                Total
                                   Common Stock    Additional  stock-based    Treasury  Accumulated  stockholders'
                                 Shares    Amount   capital    compensation     stock     deficit       equity
                                 ------    ------  ----------  ------------   --------  -----------  -------------
Balance, December 31, 2001   19,861,118      $199    $177,119      $ (2,536)  $(11,414)   $(135,839)    $27,529

  Stock issued to Tumbleweed    116,833         1         761            --         --           --         762

  Unearned stock-
    based compensation
    for service providers            --        --         651          (651)        --           --          --

  Amortization of
    unearned stock-
    based compensation               --        --          --         1,335         --           --       1,335

  Other                              --        --          (4)           --         --           --          (4)

  Net loss                           --        --          --            --         --       (9,788)     (9,788)
                             ----------    ------  ----------  ------------   --------  -----------     -------

Balance, March 31, 2002      19,977,951      $200    $178,527       $(1,852)  $(11,414)   $(145,627)    $19,834
                             ==========    ======  ==========  ============   ========  ===========     =======

                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                                                                Cumulative During
                                                                                          Three Months          Development Stage
                                                                                         Ended March 31       (From January 1, 1999
                                                                                         --------------             Through
                                                                                      2002            2001       March 31, 2002)
                                                                                      ----            ----       ---------------
Cash flows from operating activities:
         Loss from continuing operations                                          $    (9,788)   $   (13,610)    $   (151,709)
         Adjustments to reconcile loss from continuing operations
            to net cash used by operating activities:
              Depreciation and amortization                                             2,476          2,749           26,679
              Stock-based compensation                                                  1,331          3,959           33,824
              Stock issued to Tumbleweed                                                  762             --              762
              Loss on Lante Corporation common stock                                       --             --            1,593
              Write-off of investment in Maptuit Corporation                               --             --            5,000
              Write-off of digital identification certificates                             --             --            3,000
              Other non-cash expenses                                                      --            100              864
              Changes in assets and liabilities, excluding
                 divestiture of businesses:
                  Other assets                                                            613            141           (1,124)
                  Current liabilities                                                    (250)            92            2,027
                                                                                  -----------    -----------     ------------
         Net cash used by continuing operations                                        (4,856)        (6,569)         (79,084)
         Net cash provided (used) by discontinued operations                               (8)            43           (1,466)
                                                                                  -----------    -----------     ------------
                  Net cash used by operating activities                                (4,864)        (6,526)         (80,550)

Cash flows from investing activities:
         Purchases of property and equipment, net                                         (42)          (525)         (32,006)
         Purchases of marketable securities                                            (4,971)        (3,960)        (185,013)
         Sales and maturities of marketable securities                                  5,926         32,185          201,968
         Investment in Maptuit Corporation                                                 --             --           (5,000)
         Purchase of Anacom Communications                                                 --             --           (2,500)
         Proceeds from sales of businesses, net of cash sold                               --             --            5,885
                                                                                  -----------    -----------     ------------
                  Net cash provided (used) by investing activities                        913         27,700          (16,666)

Cash flows from financing activities:
         Proceeds from private placement of common stock, net of issuance costs            --             --           43,784
         Proceeds from exercise of stock options                                           --             24            4,085
                                                                                  -----------    -----------     ------------
                  Net cash provided by financing activities                                --             24           47,869

Effect of exchange rate changes on cash and cash equivalents                               --             (4)             (39)
                                                                                  -----------    -----------     ------------

Increase (decrease) in cash and cash equivalents                                       (3,951)        21,194          (49,386)

Cash and cash equivalents, beginning of period                                          8,857         13,347           54,292
                                                                                  -----------    -----------     ------------

Cash and cash equivalents, end of period                                          $     4,906    $    34,541     $      4,906
                                                                                  ===========    ===========     ============

                             See accompanying notes.

                                ZIXIT CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements, which should be read in conjunction with the audited consolidated financial statements included in the Company's 2001 Annual Report to Shareholders on Form 10-K/A, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2001 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

     Since 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail(TM) is a secure email application and messaging service that enables Internet users worldwide to easily send encrypted, digitally-signed communications to any email address in the world, even if the recipient does not subscribe to ZixMail. The Company did not begin to charge for the use of ZixMail until the first quarter of 2001. The Company recently announced that two new products, ZixBlast(TM) and ZixVPM(TM) (Zix Virtual Private Messenger), are now generally available. ZixBlast, priced on a transaction basis, allows enterprises to track messages and receive cumulative reports detailing receipt confirmations for customized, encrypted, time and date stamped emails sent via ZixMail to large volumes of recipients. ZixVPM is a server-based, highly secure enterprise-wide solution for email sent over the Internet that allows IT administrators to ensure that all email sent beyond a company's firewall by specified individuals or departments is encrypted. Successful development of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of its products and services. A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. The Company currently has no significant revenues and utilization of cash resources continues at a substantial level. The Company has taken steps, in late 2001 and early 2002, to decrease its cash expenditure rate including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. The Company believes its existing cash and marketable securities combined with scheduled installment payments due from resellers and distributors are sufficient to sustain its estimated level of operating expenditures through the end of the first quarter of 2003. New revenue streams expected in 2002 should lengthen such time period. The Company is considering various capital funding alternatives in order to strengthen the Company's financial position, but there can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

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

2.   Stockholders' Equity

     Research and development expenses in the first quarter of 2002 include a one-time charge of $762,000, representing the value of approximately 117,000 shares of the Company's common stock issued to Tumbleweed

Communications Corp. ("Tumbleweed"), in connection with an agreement granting the Company a license to certain Tumbleweed patents and the right to license future patents at a fixed price.

3.   Revenues

     Revenues are recorded when services are rendered. Subscription fees billed or received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. Presently, the Company's subscription service includes the delivery of licensed software, customer support and secure email solutions. The customer generally downloads the software over the Internet, receives a diskette for general enterprise deployment or is provided an appliance with pre-installed software. Subscriptions to date have generally been annual non-refundable contracts with no automatic renewal provisions. The subscription period begins on the date specified by the parties.

     Revenues in the first quarter of 2002 included $234,000 as a result of the pro-rata recognition of the future minimum payments associated with the Company's Marketing and Distribution Agreement with Entrust Inc. ("Entrust"). Entrust is scheduled to pay the Company future minimum payments aggregating $3,750,000 through January 2005, which are being recognized as revenue ratably over the four year maximum service period ending in December 2005. Additionally, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. ("911"), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment received from 911 in 2001 is included in first quarter 2002 revenues.

4.   Contingencies

     On December 30, 1999, the Company and ZixCharge.com, Inc. ("ZixCharge"), a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192nd Judicial District Court of Dallas County, Texas, which alleges that Visa undertook a series of actions that interfered with its ZixCharge prospective business relationships and disparaged the Company, its products, its management and its stockholders. The suit, which is scheduled for trial in July 2002, seeks monetary damages and such other relief as the court deems appropriate. The Company believes it is unlikely that any Visa member banks would enter into any ZixCharge sponsorship agreements until the Visa litigation is resolved. Moreover, the resolution of the lawsuit could have a material effect on the Company's ability to market the ZixCharge system.

     The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse affect on the Company's consolidated financial statements.

     The Company is currently unable to assess the amount of the liability, if any, to Anacom or the Company, which may result from the June 2001 unauthorized access to Anacom's databases. Anacom, an independent subsidiary of the Company, ceased all operations in June 2001. No ZixIt technologies or operations were involved in the incident.

5.   Recent Accounting Pronouncement

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. FAS 144 supercedes Statement of Financial Accounting Standards 121, ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 retains FAS 121's fundamental provisions while providing more guidelines on estimating cash flows when performing a recoverability test, requires specific classification of a long-lived asset or asset group to be disposed of other than by sale and establishes more restrictive criteria to classify an asset or asset group as "held for sale." The adoption of FAS 144 had no effect on the Company's results of operations or financial position for the quarter ended March 31, 2002.

6.   Subsequent Event

     In April 2002, the Company and Yahoo! Inc. ("Yahoo!") entered into an agreement that terminated the Company's obligation to provide secure messaging services to users of Yahoo! Mail. The original arrangement primarily addressed the consumer market for the Company's products and services, rather than the commercial markets in which the Company is now focusing. In connection with the termination of the secure messaging services, the total remaining commitment owed to Yahoo! was reduced by $850,000, and the Company issued a promissory note in the amount of $2,500,000, which may be paid in either cash or registered common stock. The note is expected to be satisfied in the second quarter of 2002 when the registration of the required shares with the SEC becomes effective, using the then current stock price. The Company will record contract termination costs of $600,000 in the second quarter of 2002.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In 1998 and prior years, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company's operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The Company determined in 1998 that the Company's businesses were low margin and the markets in which they operated were approaching maturity. Accordingly, the Company decided to exit its then-current businesses, and during 1998 it sold all of its operating units, which have been classified as discontinued operations in the condensed consolidated financial statements. It began evaluating new Internet-related business opportunities ---- which it deemed to offer more promising prospects for growth and profitability than the previous businesses.

     The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail is a secure email application and messaging service that enables Internet users worldwide to easily send encrypted, digitally-signed communications to any email address in the world, even if the recipient does not subscribe to ZixMail. The Company began charging for the use of its ZixMail product and related services in the first quarter 2001. The Company recently announced two new products, ZixBlast and ZixVPM (Zix Virtual Private Messenger), which are now generally available. ZixBlast, priced on a transaction basis, allows enterprises to track messages and receive cumulative reports detailing receipt confirmations for customized, encrypted, time and date stamped emails sent via ZixMail to large volumes of recipients. ZixVPM is a server-based, highly secure enterprise-wide solution for email sent over the Internet that allows IT administrators to ensure that all email sent beyond a company's firewall by specified individuals or departments is encrypted.

     The Company's initial product in the secure email and messaging space, ZixMail, was originally marketed to both the consumer and business markets. In the Spring of 2001, the Company began focusing its ZixMail sales and marketing efforts exclusively toward the business market -- but experienced only modest success. Subsequently, in the Fall of 2001, the Company began revamping its sales and marketing team and has hired seasoned sales and account executives with prior experience in either selling security products and services or enterprise software products and services. These changes have had no significant effect on the Company's revenues to-date. However, the Company believes that its new, experienced sales team will be able to significantly expand the Company's sales and revenues, given the new focus on the business market and the expansion of the Company's product portfolio.

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

     Anacom Communications, Inc. ("Anacom"), a privately-held provider of real-time transaction processing services to Internet merchants purchased by the Company in October 1999, ceased operations in June 2001 followng the unauthorized access to Anacom's databases. Anacom, an independently operated subsidiary, was purchased in conjunction with the Company's development of the ZixCharge product which has not been commercially released. See Note 4 to the condensed consolidated financial statements. Future operating losses and liquidity will be favorably impacted by Anacom's shut-down, as Anacom recorded operating losses, excluding non-cash charges, of $1,676,000 and $1,091,000 for 2000 and 2001, respectively.

     The cessation of the Anacom operations will have no affect on the Company's secure e-messaging services since the Anacom business and technologies were not used in this part of the Company's business. Rather, Anacom's credit card processing technologies were to have been used to perform the payment gateway functionality -- as a component of our ZixCharge Internet payment system. At such time, if ever, that our ZixCharge system is commercially released, we will either use the Anacom technology or a comparable technology to perform the payment gateway functionality. Accordingly, the cessation of the Anacom operations will not materially impede our ability to commercially release the ZixCharge system.

     The Company anticipates further operating losses in 2002, but expects the losses will be significantly less than those incurred in 2001. The Company took steps, in late 2001 and early 2002, to decrease its cash expenditure rate, including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. Non-cash charges in 2002 for stock-based compensation and depreciation and amortization should be substantially less than the corresponding amounts in 2001.

Results of Operations

  Continuing Operations

    Revenues

     The Company is in the development stage and had revenues of $104,000 and $389,000 for the first quarter of 2001 and 2002, respectively. The Company began charging for its ZixMail product and services in first quarter 2001; however, substantially all of the Company's revenues for the first quarter of 2001 were generated by Anacom Communications, Inc. ("Anacom"), an independent subsidiary of the Company which ceased operations in June 2001. Revenues in the first quarter of 2002 included $234,000 as a result of the pro-rata recognition of the future minimum payments associated with the Company's Marketing and Distribution Agreement with Entrust Inc. ("Entrust"). Entrust is scheduled to pay the Company future minimum payments aggregating $3,750,000 through January 2005, which are being recognized as revenue ratably over the four year maximum service period ending in December 2005. Additionally, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. ("911"), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment received from 911 in 2001 is included in first quarter 2002 revenues. Subscription fees billed or received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

    Research and development expenses

     Research and development expenses decreased slightly from $2,205,000 in the first quarter 2001 to $2,064,000 for the corresponding period in 2002. Expenses, excluding non-cash charges, decreased by $911,000 from $1,851,000 in 2001 to $940,000 in 2002 primarily due to reduced third party consulting expenditures of $845,000. This decrease was partially offset by an increase in non-cash charges of $770,000 from $354,000 in 2001 to $1,124,000 in 2002. The increase is primarily due to a non-recurring charge of $762,000 for the cost to license certain patents held by Tumbleweed Communications Corp.

    Operating costs and general corporate expenses

     Operating costs and general corporate expenses decreased from $12,183,000 in the first quarter 2001 to $8,228,000 for the same period in 2002. Operating costs and general corporate expenses primarily include those costs related to selling and marketing activities, general and administrative expenses, and costs associated with data center operations. Expenses, excluding non-cash charges, decreased by $946,000 from $5,729,000 in 2001 to $4,783,000 in 2002 primarily due to a decrease in discretionary advertising expenditures of $687,000 from $1,584,000 in 2001 to $897,000 in 2002. Also contributing to the decrease was first quarter 2001 Anacom expenditures of $555,000 that were eliminated in the comparable 2002 period following the cessation of Anacom operations in June 2001. Non-cash charges decreased by $3,009,000 from $6,454,000 in 2001 to $3,445,000 in 2002 primarily due to stock-based compensation related to stock option grants to employees declining by $1,598,000. Also stock-based compensation related to Anacom of $910,000 in the first quarter 2001 was eliminated in the comparable 2002 period.

    Investment and other income

     Investment income decreased from $674,000 in the first quarter 2001 to $115,000 for the same period in 2002 primarily due to the decrease in invested cash and marketable securities and lower interest rates.

    Income taxes

     The income tax benefit on the loss from continuing operations in 2001 and 2002 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted losses and tax credits. The Company has fully reserved its net deferred tax assets due to the uncertainty of future taxable income from the Company's business initiatives.

    Loss from continuing operations

     As a result of the foregoing, the Company experienced first quarter losses from continuing operations of $13,610,000 in 2001 and $9,788,000 in 2002.

    Discontinued Operations

     The Company recorded a gain of $48,000 for the three months ended March 31, 2001, primarily due to a reduction in estimated future costs for various indemnification issues associated with the disposal of its remaining operating businesses in 1998.

Liquidity and Capital Resources

     At March 31, 2002, the Company's principal source of liquidity was its net working capital position of $12,005,000, including cash and marketable securities of $15,159,000. The Company plans to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities, U.S. government and agency securities or money market funds. The Company's first quarter 2002 loss from continuing operations included significant non-cash expenses, aggregating $4,569,000, primarily consisting of depreciation and stock-based compensation. Net cash used by continuing operations for the first quarter 2002 was $4,856,000, primarily representing continued development and operating costs relating to establishing the Company's Internet-related business.

     The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities. The Company began charging for its ZixMail product and related services in the first quarter of 2001 and announced in late 2001 two new products that should begin contributing to revenues in the near-term. Under its reseller and distributor agreements with Entrust, Inc., AlphaOmega Soft Co., Ltd. and Digitopia Co. Ltd., the Company expects to receive future minimum payments of $6,050,000 through 2005, including $300,000 in 2002. The Company took steps, in late 2001 and early 2002, to decrease its cash expenditure rate, including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. The trend for additions to property and equipment continues to decline, with 2002 capital expenditures not expected to exceed $1,000,000.

     The Company currently has no significant revenues; however, it believes existing cash and marketable securities combined with scheduled installment payments due from resellers and distributors are sufficient to sustain its estimated level of operating expenditures through the end of the first quarter 2003. New revenue streams expected in 2002 should lengthen such time period. The Company is considering various capital funding alternatives in order to strengthen the Company's financial position. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then prevailing market price for the Company's shares of common stock. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed. The Company currently has no existing borrowings or credit facilities.

Risks and Uncertainties

     In these risk factors, "we," "us," "our" and "ZixIt" refer to ZixIt Corporation and its subsidiaries.

    We have no significant revenues, and we may not be able to raise needed funds

     We currently have no significant revenues; however, we believe $15,159,000 in cash and marketable securities at March 31, 2002, combined with scheduled installment payments due from resellers and distributors of approximately $1,400,000, are sufficient to sustain our estimated level of operating expenditures through the end of the first quarter of 2003. We are considering various capital funding alternatives in order to strengthen our financial position. We cannot assure you that we will be able to raise additional capital on satisfactory terms, if and when needed.

    The market may not broadly accept our products and services, which would prevent us from operating profitably

     We must be able to achieve broad market acceptance for our products and services in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure Internet communications businesses similar to ours, that currently operate at the scale that we would require, at our current expenditure levels and proposed pricing, to become profitable. There is no assurance that our products and services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate profitably.

    Though we have established strategic and collaborative relationships with several strategic marketing partners, we have not realized significant revenues from these relationships and may not in the future

     One of our primary business strategies has been to enter into strategic or other similar collaborative relationships to reach a larger customer base than we can reach through our direct sales and marketing efforts. To date, these strategic and collaborative business relationships have not yielded any significant revenues.

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

    Competition in the secure messaging delivery business is expected to increase, which could cause our business to fail

     ZixIt's products and services are targeted to the secure messaging delivery market. Although there are many large, well-funded participants in the information technology (IT) security industry, none currently participate in the secure messaging delivery market. ZixIt's primary competitors in this market are Tumbleweed Communications, CertifiedMail.com, PrivateExpress, and Sigaba Corporation. ZixIt believes that the secure messaging delivery market is immature, and, for the most part, unpenetrated, unlike many segments of the IT security industry - which are saturated. After several years of infrastructure deployment and product development, ZixIt believes that it is the only provider that has made the investments necessary to successfully penetrate the relatively untapped secure messaging delivery market. ZixIt does not believe that its primary competitors have made the investments required to match ZixIt's infrastructure development and product offerings. Nevertheless, others may, over time, make the necessary investments in infrastructure and product offerings. These competitors may develop new technologies that are perceived as being more secure, effective or cost efficient than our own. If ZixIt is not successful in exploiting the technology advantage it believes it currently holds, these competitors could successfully garner a significant share of the market, to the exclusion of ZixIt. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.

    Our inability to develop and introduce new secure e-messaging products and related services and to implement technological changes could harm our business

     The emerging nature of the Internet and the secure Internet e-messaging business and their rapid evolution, require us continually to develop and introduce new products and services and to improve the performance, features and reliability of our existing products and services, particularly in response to competitive offerings. We have received no significant revenues from the sale of any of our products and related services.

     We also have under development new feature sets for our current product line and are considering new secure e-messaging products. The success of new or enhanced products and services depends on several factors - primarily, market acceptance. We may not succeed in developing and marketing new or enhanced products and services that respond to competitive and technological developments and changing customer needs. This could harm our business. We do not currently anticipate using any significant portion of our cash resources to acquire new technologies from third parties in connection with developing new secure e-messaging products or new feature sets for our current products.

    If the market for secure Internet electronic messaging does not continue to grow, demand for our products and services will be adversely affected

     The market for secure Internet electronic messaging is at an early stage of development. Continued growth of the secure Internet electronic messaging market will depend to a large extent on the public recognizing the potential threat posed by computer hackers and other unauthorized users. Failure of the secure e-messaging market to grow could reduce demand for our products and services, which would harm our business.

    Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and upgrade our systems to meet increased use, which would result in reduced revenues

     While we have ample through-put capacity to handle our customers' requirements for the medium term, at some point we may be required to expand and upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network. In addition, we may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not timely and appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

    Security interruptions to our secure data center could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our products and services

     Our business depends on the uninterrupted operation of our secure data center. We must protect this center from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. Any damage or failure that causes interruptions in our secure data center operations could materially harm our business, financial condition and results of operations.

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

     Messages sent through our ZixMail.net(TM) message portal will reside, for a user-specified period of time, in our data center facilities. Also, since we receive payments online for our ZixMail service, certain confidential customer information is retained in our data center facilities. Any physical or electronic break-ins or other security breaches or compromises of this information could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

     As was previously announced, we determined in June 2001 that credit card databases at our independently operated subsidiary, Anacom Communications, Inc. (we refer to it as "Anacom"), had been improperly accessed. As a result of this improper access, we shut down the Anacom operations and Anacom ceased doing business. The ZixMail and ZixMail.net systems and our secure data center operations were entirely separate from the systems operated by Anacom. No ZixIt technologies or operations were involved in the incident, nor are the Anacom technologies involved being used in our "Zix" family of secure e-messaging products and services. Accordingly, we do not anticipate that this breach will have any lasting effect on the development and deployment of our secure e-messaging products and related services. Although no claims have been asserted against us with respect to this incident to date, claims could be asserted in the future. We are unable to assess the amount of the liability, if any, to Anacom or us, which may result from any claims that may be asserted.

    We may have to defend our rights in intellectual property that we use in our products and services, which could be disruptive and expensive to our business

     We may have to defend our intellectual property rights or defend against claims that we are infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive. Infringement claims could require us to develop non-infringing products or enter into royalty or licensing arrangements. Royalty or licensing arrangements, if required, may not be obtainable on terms acceptable to us. Our business could be significantly harmed if we are not able to develop or license the necessary technology. Furthermore, it is possible that others may independently develop substantially equivalent intellectual property, thus enabling them to effectively compete against us.

    Our products and services could contain unknown defects or errors

     We subject our products and services to quality assurance testing prior to product release. To date, we have not become aware after product release of any defect or error that materially affects their functionality. Nevertheless, our products and services could contain undetected defects or errors. This could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could prevent us from implementing our business model and achieving the revenues we need to operate profitably.

    Public key cryptography technology is subject to risks

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

    We depend on key personnel

     We depend on the performance of our senior management team - including our Chairman, President and Chief Executive Officer, John A. Ryan, and his direct reports; our Founder, David P. Cook; and other key employees, particularly highly skilled technical personnel. Our success also depends on our ability to attract, retain and motivate these individuals. There is competition for these personnel, and we face a tight employment market for the particular individuals we need to attract. Other than for Messrs. Ryan and Cook, none of our employees have employment contracts with us nor are there any agreements with members of our senior management team or other key employees that prevent them from leaving ZixIt at any time. In addition, we do not maintain key person life insurance for any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

    We could be affected by government regulation

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

    Our stock price may be volatile

     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Also, the market prices of securities of other Internet-related companies have been highly volatile and, as is well known, have generally declined substantially and broadly.

    Further issuances of equity securities may be dilutive to current shareholders

     As noted above, we are considering various capital funding alternatives in order to strengthen our financial position. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our shares of common stock. In addition, we incentivize employees and attract new employees by issuing options to purchase our shares of common stock. The interest of our existing shareholders could be diluted by stock option issuances to employees and any equity securities issued in a capital funding financing. Moreover, we currently have on file registration statements covering the resale of securities held by existing holders of our common stock and holders of warrants or options to purchase shares of our common stock.

    A private investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions

     George Weaver Haywood, a private investor, has beneficial ownership of approximately 20% of our outstanding common stock, according to his recent filings with the Securities and Exchange Commission (we refer to it as the "SEC"). Mr. Haywood, in his most recent SEC filing, has stated that our stock was not acquired for, and is not being held for, the purpose of, or with the effect of, changing or influencing the control of ZixIt. However, because of his large percentage ownership, Mr. Haywood could be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Mr. Haywood's interests may not be aligned with the interests of our other shareholders.

    Terrorist attacks have contributed to economic instability in the U.S.; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price

     On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks caused instability in the global financial markets and contributed to volatility in the stock prices of U.S. publicly traded companies. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the U.S. or elsewhere, which may further contribute to economic instability in the U.S. and could harm our business.

    We may have liability for indemnification claims arising from the sale of our previous businesses in 1998 and 1997

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

    We may encounter other unanticipated risks and uncertainties in the Internet market or in developing new products and services, and we cannot assure you that we will be successful in responding to any unanticipated risks or uncertainties

     There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the SEC. We are, of course, also subject to general economic risks.

               NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words. Such forward-looking statements may be contained in the "Risk Factors" section above, among other places.

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. We do not intend, and undertake no obligation, to update any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the period ended March 31, 2002, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company's 2001 Annual Report to Shareholders on Form 10-K/A.

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

                   *10.1 Amendment No. 4 to Stock Option Agreement, dated March
                         1, 2002, between David P. Cook and ZixIt.

                   *10.2 Form of Severance Agreement between the Company and
                         Dennis Heathcote and Wael Mohamed.

          b. Reports on Form 8-K

               No reports of the Registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 2002.


*Filed herewith

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZIXIT CORPORATION
                                         (Registrant)



Date: May 14, 2002                     By:          /s/ Steve M. York
                                          --------------------------------------
                                                       Steve M. York
                                          Senior Vice President, Chief Financial
                                                   Officer, and Treasurer
                                             (Principal Financial Officer and
                                                 Duly Authorized Officer)