Form 10-K/A
period 2001-12-31
ZIXIT CORP
filed 2002-05-24
CIK 855612

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               -----------------

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

================================================================================

                                    PART I

ITEM 1.  Business.

Overview

   In 1998 and prior years, ZixIt Corporation ("ZixIt" or the "Company" or "we") designed, manufactured, marketed, installed and supported a wide array of wireless data and security technology products and solutions for a variety of industries through two primary market-oriented groups, each with a core competency in radio frequency technology.

   The Company's Electronic Security Group designed, manufactured, marketed, installed and supported its electronic security equipment and full-service solutions for electronic security needs to corporate and government markets throughout the world. These products and services were marketed under the "Cotag" and "Cardkey" brand names, and were targeted primarily to the electronic access control, asset management and tracking, healthcare security and security management markets.

   The Company's Transportation Systems Group designed, manufactured, marketed, installed and supported wireless equipment and systems that permitted the remote identification of, and communication with, objects through the use of high frequency radio frequency signals rather than bar codes, magnetic cards, or other means. These products and systems, which were marketed under the "Amtech" brand name, were targeted primarily to the rail, electronic toll collection and traffic management, intermodal, airport, access control, and motor freight markets.

   The Company in 1998 determined that its businesses were low margin and the industries in which they operated were approaching maturity. Accordingly, the Company decided to exit its then-current businesses, and during 1998 it sold all of its operating units and raised approximately $85 Million in cash. It began evaluating new Internet-related business opportunities -- which it deemed to offer more promising prospects for growth and profitability than the previous businesses. The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and in 1999 it began developing secure messaging products as well as a shopping portal and Internet payment authorization system to address these needs.

   ZixIt is now a technology provider of secure e-messaging services, providing innovative, cost-effective, and easy-to-deploy solutions that ensure the highest levels of security for corporate email and other electronic messages. ZixIt's security suite enables organizations to send the most sensitive electronic messages and content securely and efficiently.

   Email has become a core communication technology for enterprises. However, once email leaves an enterprise's secure network environment, it enters the Internet -- a global network of computers -- and is transmitted to the recipient through one or more Internet communication nodes. If the email transmission is sent over the Internet as cleartext (i.e., in unencrypted form), it could be intercepted anywhere along the path between a sender and a recipient.

   In addition, federal regulations such as HIPAA (Health Insurance Portability and Accountability Act) and enhanced security awareness in general have organizations adopting data security faster than ever. Corporations, however, require ubiquitous coverage that is cost-effective and quickly deployed.

   To satisfy the need for enterprise-wide email security, ZixIt delivers comprehensive solutions for encrypting Internet communications that are scalable, easily integrated within the organization and quickly deployable. ZixIt solutions encompass a Best Method of Delivery(TM) feature and a centralized directory of users' encryption codes to enable simplicity of use, flexibility and ease of management. ZixIt solutions include ZixMail(TM) and

ZixMail.net(TM) desktop (e.g. installed on a user's computer) solutions for sending and receiving secure email; ZixBlast(TM), which is an automated broadcaster of high volumes of customized messages; and our recently introduced Zix Virtual Private Messenger (ZixVPM(TM)) service, which is a server-based solution for satisfying ZixIt's customer's content delivery and management needs.

   The ZixIt "Best Method of Delivery"(TM) secure e-messaging solutions enable senders and recipients of "Zix" enabled secure corporate email and other electronic messages to determine the method of the secure delivery. For example, when sending a Zix enabled secure message, the sender may choose to have the encrypted message delivered through one of several different means: directly to the desktop computer of a recipient who is ZixMail(TM) enabled; to an enterprise's ZixVPM server for an enterprise that is ZixVPM enabled; or through the ZixMail.net service (a secure Web-based portal) for viewing over a Secure Socket Layer (SSL) Internet connection. We believe this ability to send the message through different, user selectable modes of delivery, makes our secure content delivery products and services superior to those of our competitors. Our ZixMail(TM) product received PC Magazine's Editors' Choice Award in January 2001 for the email security category. ZixIt applies its award-winning technology and subscription-based services to enable global enterprise to securely distribute electronic content with business partners, customers and internal employees.

   ZixIt customers are able to implement ZixIt's secure e-messaging solutions within their existing network infrastructures without imposing additional demands on those resources, and a corporate-wide deployment can be completely integrated in half a day or less. With ZixVPM, ZixIt has the ability to tap into a worldwide market for secure content delivery and management that is estimated to total $23 billion in 2002, growing to $46 billion by 2005, according to IDC.

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

Products and Services


   ZixVPM -- ZixIt's Virtual Private Messenger solution -- is a server-based solution, which employs encryption technology, for encrypting email transmissions outside an enterprise's corporate firewall. It is designed for enterprises that require security and encryption for inbound and outbound email communications. ZixVPM provides secure email correspondence among remote employees, customers and business partners without requiring the enterprise to create, deploy and manage end-user encryption keys and desktop software. ZixVPM operates independently of existing email systems and can integrate seamlessly with scanning and filtering tools and policies. Since ZixVPM is installed at the server level within an enterprise -- and the email messages leaving that enterprise's corporate firewall are encrypted at the server level -- the users of that enterprise's email system are not required to install any software at their computer desktops, nor are they required to obtain any public or private encryption codes to encrypt their email messages. Our ZixVPM product is being beta tested by a number of prospective customers and is expected to be available for customer purchase in March 2002.

   ZixMail is a secure email application and messaging service that employs encryption technology to enable Internet users worldwide to easily send encrypted, digitally-signed communications to any email address in the world, even if the recipient does not subscribe to ZixMail. ZixMail provides computer desktop-level encryption and works with existing email addresses and systems, and is available in versions that integrate fully with Microsoft Outlook(R) and Lotus Notes.(R) As with ZixVPM, ZixMail does not require the user to manually exchange or manage encryption keys. ZixIt's secure data center automatically validates a user's unique digital signature and distributes public keys in real time for each message. Optional certified receipts irrefutably establish the exact time messages are sent and opened. Our ZixMail product is generally available for sale and is being used or beta tested by a number of current or prospective customers.

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

   ZixBlast, built on ZixIt's core technology, employs encryption technology to provide high-volume secure electronic messaging capabilities for companies needing to communicate confidential information to large numbers of customers or to other large audiences. ZixBlast easily encrypts and delivers private information securely to any email address. ZixBlast summary reports provide critical information by recording the number of messages sent, the number opened and the percentage of messages opened. Detailed reports supply this information for each recipient's email address, indicating exactly when messages were sent and opened. Reports can be generated daily, weekly or monthly, as needed, so senders can measure and know who is reading messages sent and who is not. Our ZixBlast product is available for customer usage.

   ZixIt's key management system implements, in effect, PKI (Public Key Infrastructure) functionality for email encryption. ZixIt's solutions are provided as a service, thereby removing the significant implementation burden and cost that PKI infrastructures or products require. The ZixIt implementation is focused on ease of use to the senders and recipients of encrypted email while affording them the option of the strongest methods of encryption ZixIt offers, an extended feature set and user-friendly implementation. ZixIt users obtain:

  .   privacy with encryption

  .   authentication

  .   integrity of message

  . non-repudiation - such that senders cannot deny sending, and recipient cannot deny receiving, a message

   ZixIt has several approaches for its "best-method" of delivery transmission -- with a single administrative console that allows corporations to send electronic content to anyone ... anywhere ... at anytime, securely. Due to ZixIt's unique best-method of delivery and service capabilities, it provides several added levels of security while assuming the burden of managing users' public keys. These additional security components are:

  .   certified receipts

  .   storage security

  .   time stamps that are non-repudiable

  .   corporate policy enforcement

   ZixIt's core technology and best-method of delivery is enabled by ZixIt's centralized directory of users' encryption codes. This centralized directory (gateway) provides a stable, secure, highly responsive, and scalable environment for all secure messaging needs. The centralized directory gateway provides the following services:

  .   validation and distribution of public keys in real time for each message

  . creation of irrefutable, time-stamped transaction certificates and certified receipts

  .   delivery of ZixMail.net messages via SSL web-browser

   In broad market terms, ZixIt operates in the secure e-document delivery industry. Because of this, ZixIt is often perceived to compete against much larger software manufacturers, such as Microsoft Corporation, as well as established information technology (IT) security companies, such as Check Point Software Technologies Ltd., Entrust, Inc., RSA Security Inc., and VeriSign, Inc. Although these companies have substantial IT security product offerings, ZixIt does not perceive them to be competitors because ZixIt operates in a segment of the secure e-document delivery industry these companies do not -- the secure messaging market.

   Within the secure messaging market, ZixIt's product and services offering is focused on the secure delivery portion of the secure messaging market. Companies operating in this portion of the market include content management companies, such as Tumbleweed Communications Corp., and other secure delivery participants such as CertifiedMail.com, PrivateExpress, Inc., and Sigaba Corporation. While these companies offer "send-to-anyone" encrypted email, ZixIt believes they are unable to offer the benefits that come from using ZixIt's "Best Method of Delivery"(TM) product and service offering. ZixIt does not believe that its competitors have made the investments required to match ZixIt's infrastructure development and product offerings. ZixIt believes only it offers a complete secure delivery package: robust email encryption from the sender's computer desktop; robust email encryption from the sender's network server; policy management from the sender's network server; and, a full array of benefits and managed services provided by ZixIt's multi-million dollar on-site Secure Data Center. ZixIt believes this complete secure delivery solution differentiates its product and service offerings from all other secure e-document delivery and secure messaging market participants.

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

Sales and Marketing

   The Company began revamping its sales and marketing team following the hiring in November 2001 of John A. Ryan, the former president and CEO of Entrust, Inc., as its new president and CEO. The Company hired other senior executives, also formerly with Entrust, Inc., with a demonstrated track record of success in the sale of security products and services. The Company has also begun hiring seasoned account executives with prior experience in either selling security products and services or enterprise software products to Fortune 1000 companies.

   The Company is targeting the healthcare, financial services and manufacturing markets, as well as international markets and the Fortune 1000 companies. The healthcare market is the Company's highest priority, given the legislative requirements of the Health Insurance and Portability Accountability Act ("HIPAA"), which mandates eliminating paper flow and providing privacy and security for medical information.

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

ITEM 6.  Selected Financial Data.

   The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the years in the five-year period ended December 31, 2001, which are derived from the audited consolidated financial statements of the Company. The consolidated financial statements and notes thereto as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, and the report of Ernst & Young LLP thereon are included elsewhere in this Form 10-K/A. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                    Year Ended December 31,
                                                        -----------------------------------------------
                                                          2001      2000      1999      1998     1997
                                                        --------  --------  --------  -------  --------
                                                             (In thousands, except per share data)
Statement of Operations Data(1):
Revenues............................................... $    317  $    394  $     99  $    --  $     --
Cost of revenues(5)....................................  (14,996)  (10,821)   (4,289)      --        --
Research and development expenses(5)...................   (9,019)   (8,661)  (23,548)      --        --
Selling, general and administrative expenses(2)(5).....  (29,892)  (32,162)  (12,407)  (4,022)   (2,931)
Investment and other income............................    2,187     3,130     3,533    1,956     1,068
Realized and unrealized loss on investments(6).........   (5,391)   (1,202)       --       --        --
                                                        --------  --------  --------  -------  --------
Loss from continuing operations before income taxes....  (56,794)  (49,322)  (36,612)  (2,066)   (1,863)
Income taxes...........................................       --        --       807      576        (8)
                                                        --------  --------  --------  -------  --------
Loss from continuing operations........................  (56,794)  (49,322)  (35,805)  (1,490)   (1,871)
Discontinued operations(1)
   Income (loss) from discontinued operations, net of
     income taxes(3)(4)................................       --        --        --    6,105   (12,089)
   Gain (loss) on sale of discontinued operations, net
     of income taxes...................................       48       441     1,453   21,651    (3,657)
                                                        --------  --------  --------  -------  --------
                                                              48       441     1,453   27,756   (15,746)
                                                        --------  --------  --------  -------  --------
Net income (loss)...................................... $(56,746) $(48,881) $(34,352) $26,266  $(17,617)
                                                        ========  ========  ========  =======  ========

Basic and diluted earnings (loss) per common share.....
   Continuing operations............................... $  (3.32) $  (3.03) $  (2.35) $ (0.09) $  (0.12)
   Discontinued operations.............................       --      0.03      0.10     1.75     (1.05)
                                                        --------  --------  --------  -------  --------
   Net income (loss)................................... $  (3.32) $  (3.00) $  (2.25) $  1.66  $  (1.17)
                                                        ========  ========  ========  =======  ========

Shares used in computing basic and diluted earnings
  (loss) per share.....................................   17,083    16,266    15,244   15,836    15,081
Balance Sheet Data:
Working capital........................................ $ 17,266  $ 48,685  $ 39,766  $81,291  $ 63,648
Total assets...........................................   32,436    78,677    66,523   86,898    63,919
Total stockholders' equity.............................   27,529    75,130    62,894   81,449    63,696
Stockholders' equity per share.........................     1.57      4.41      4.10     5.40      3.76

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

(2) Selling, general and administrative expenses for the years 1997 and 1998 represent the costs associated with a holding company function.

(3) In 1997, loss from discontinued operations includes a $5.7 million pre-tax contract loss provision related to a multi-year implementation of an electronic toll collection system by the TSG.

(4) In 1997, income taxes related to discontinued operations includes $4.7 million representing the effect of establishing a valuation allowance for U.S. deferred tax assets.

(5) In 2001, 2000 and 1999, expenses associated with continuing operations include non-cash stock-based compensation of $8.4 million, $11.8 million and $12.3 million, respectively. See Note 3 to the consolidated financial statements included herein. In 2001, cost of revenues include a $3 million write-off of digital identification certificates. Selling, general and administrative expenses include advertising costs of $10.3 million and $4.5 million for 2000 and 2001, respectively.

(6) In 2001, realized and unrealized loss on investments includes the write-off of the Company's $5 million investment in Maptuit Corporation.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   In 1998 and prior years, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company's operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The Company determined in 1998 that the Company's businesses were low margin and the markets in which they operated were approaching maturity. Accordingly, the Company decided to exit its then-current businesses, and during 1998 it sold all of its operating units. It began evaluating new Internet-related business opportunities -- which it deemed to offer more promising prospects for growth and profitability than the previous businesses.

   The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail is a secure email application and messaging service that enables Internet users worldwide to easily send encrypted, digitally-signed communications to any email address in the world, even if the recipient does not subscribe to ZixMail. The Company began charging for the use of its ZixMail product and related services in the first quarter of 2001. The Company recently announced two new products, ZixBlast, which is now generally available, and ZixVPM (Zix Virtual Private Messenger), which is being beta tested by a number of prospective customers and is scheduled to be released in the first quarter of 2002. ZixBlast, priced on a transaction basis, allows enterprises to track messages and receive cumulative reports detailing receipt confirmations for customized, encrypted, time and date stamped emails sent via ZixMail to large volumes of recipients. ZixVPM is a server-based, highly secure enterprise-wide solution for email sent over the Internet that allows IT administrators to ensure that all email sent beyond a company's firewall by specified individuals or departments is encrypted.

   The Company's initial product in the secure email and messaging space, ZixMail, was originally marketed to both the consumer and business markets. In the Spring of 2001, the Company began focusing its ZixMail sales and marketing efforts exclusively toward the business market -- but experienced only modest success. Subsequently, in the Fall of 2001, as noted in Item 1.
"Business -- Sales and Marketing" above, the Company began revamping its sales and marketing team and has hired or is hiring seasoned sales and account executives with prior experience in either selling security products and services or enterprise software products and services. Also, in the Fall of 2001, the Company announced its ZixVPM product, a server-based encryption solution that is configured to provide businesses with an enterprise-wide secure e-messaging solution. These changes have had no significant effect on the Company's revenues to-date. However, the Company believes that its new, experienced sales team will be able to significantly expand the Company's sales and revenues, given the new focus on the business market and the expansion of the Company's product portfolio with the pending release of ZixVPM -- scheduled to be available in March 2002.

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

   As noted below under "Risks and Uncertainties", Anacom Communications, Inc. ("Anacom"), a privately-held provider of real-time transaction processing services to Internet merchants purchased by the Company in October 1999, ceased operations in June 2001 following the unauthorized access to Anacom's databases. Anacom, an independently operated subsidiary, was purchased in conjunction with the Company's development of the ZixCharge product which has not been commercially released. See Item 3. "Legal Proceedings" and Note 9 to the consolidated financial statements. Future operating losses and liquidity will be favorably impacted by Anacom's shut-down, as Anacom recorded operating losses, excluding non-cash charges, of $1,676,000 and $1,091,000 for 2000 and 2001, respectively.

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

   The Company anticipates further operating losses in 2002, but expects the losses will be significantly less than those incurred in 2001. The Company has taken steps, in late 2001 and early 2002, to decrease its cash expenditure rate including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. Non-cash charges in 2002 for stock based compensation and depreciation and amortization should be substantially less than the corresponding amounts in 2001.

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

  Cost of revenues

   Cost of revenues increased from $4,289,000 in 1999 to $10,821,000 in 2000 primarily due to increased depreciation and amortization of $4,398,000 resulting from additional investments in property and equipment during 1999 and 2000 for the Company's data center and related leasehold improvements. Additionally, costs associated with Anacom's business increased by $773,000, as 1999 costs only include Anacom's activities from its date of purchase in October 1999. The net increase from 2000 to 2001 of $4,175,000 consists primarily of a non-cash charge of $3,000,000 for the write-off of digital identification certificates in the fourth quarter of 2001, as these certificates did not enter into the sales and marketing plans established by the Company's new executive management team. These digital identification certificates were not a component of the Company's current product set, and their write-off will have no effect on future operations. Additionally, depreciation and amortization costs increased by $558,000 from $7,577,000 in 2000 to $8,135,000 in 2001.

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

  Selling, general and administrative expenses

   Selling, general and administrative expenses increased from $12,407,000 in 1999 to $32,162,000 in 2000 and decreased to $29,892,000 in 2001. The change from 1999 to 2000, amounting to $19,755,000, is primarily due to the initiation of discretionary advertising costs totaling $10,267,000 for various print media and online advertising on sites such as Yahoo!, Lycos and McAfee.com to promote the introduction of the Company's ZixMail service and an increase in non-cash charges of $7,798,000 primarily consisting of $6,597,000 for stock-based compensation related to stock option grants to employees and third party service providers. Included in 1999 are non-cash charges of $5,078,000, including a non-recurring expense of $3,335,000, relating to stock options granted in January 1999 to certain of the Company's outside directors under a plan that was approved by the stockholders in September 1999. Other operating costs increased $1,690,000 in 2000 as a result of hiring additional sales and marketing personnel and an increase in the operating expenses related to Anacom's business of $666,000.

   The net decrease from 2000 to 2001 amounted to $2,270,000. Expenses, excluding non-cash charges, increased $266,000 in 2001 as the Company increased its development stage efforts, primarily in the areas of direct sales and marketing support, as the Company began commercially selling and charging for its ZixMail product and related services in the first quarter of 2001. Changes in expense levels between 2000 and 2001, excluding non-cash charges, included the costs for additional personnel added in 2001 totaling $3,406,000 and a reduction in discretionary advertising costs of $5,815,000 as the Company re-evaluated the effectiveness of certain advertising mediums previously utilized and shifted its focus to the commercial markets rather than the consumer markets. In addition, with the closing of Anacom's business mid-year 2001, selling, general and administrative expenses of Anacom, excluding non-cash charges, decreased from $779,000 in 2000 to $532,000 in 2001. Other operating costs increased $2,922,000 due to increased occupancy and other costs related to the Company's increased employee headcount. Non-cash charges decreased from $12,876,000 in 2000 to $10,340,000 in 2001 primarily due to a decrease in stock-based compensation of $3,077,000 which included a $2,000,000 reversal of previously recorded unvested stock-based compensation expense related to the ceasing of operations at Anacom in June 2001. See Note 3 to the consolidated financial statements.

  Investment and other income

   Investment income decreased from $3,533,000 in 1999 to $3,130,000 in 2000 and further decreased to $2,187,000 in 2001. The decrease from 1999 to 2000 is primarily due to a decrease in invested cash and marketable securities partially offset by an increase in interest rates. The decrease from 2000 to 2001 is primarily due to lower interest rates in 2001 and a further decrease in invested cash and marketable securities during 2001.

  Realized and unrealized loss on investments

   Realized and unrealized loss on investments in 2000 represents an impairment write-down related to the Company's equity investment in Lante of $1,202,000, representing the decline in market value that management believed was other than temporary. In 2001, realized and unrealized losses on investments include a realized loss of $391,000 for the disposition of the Lante shares and an impairment write-off of the Company's $5,000,000 related party investment in Maptuit Corporation ("Maptuit"). See Note 7 to the consolidated financial statements.

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

   The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities. The Company began charging for its ZixMail product and related services in the first quarter of 2001 and recently announced two new products that should begin contributing to revenues in the near-term. Under its reseller and distributor agreements with Entrust, Inc. and AlphaOmega Soft Co., Ltd., the Company expects to receive minimum payments of $5,350,000 through 2004, including $900,000 in 2002. The Company has taken steps, in late 2001 and early 2002, to decrease its cash expenditure rate including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. As a result of the cost reductions recently initiated, the Company's near-term expenditure level is expected to average approximately $1,500,000 per month, down from approximately $2,300,000 per month experienced in the last half of 2001. The trend for additions to property and equipment continues to decline, with 2002 capital expenditures not expected to exceed $1,000,000.

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

Critical Accounting Policies

   In preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company must make a variety of estimates that affect the reported amounts and related disclosures. The following accounting policies are currently considered most critical to the preparation of the consolidated financial statements.

  Software Development Costs

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

  Impairment of Investments

   The Company records impairment losses on investments when, in the Company's judgment, events and circumstances indicate its investment has been impaired and the decline in value is other than temporary. Realized and unrealized loss on investments for 2000 represents an impairment write-down related to the Company's equity investment in the publicly traded common stock of Lante Corporation ("Lante") of $1,202,000. This write-down represented the decline in market value that management believed was other than temporary due to the fact that the market price of Lante's common stock had traded significantly below the Company's carrying value for a period of almost five months and the outlook for a recovery of this investment appeared remote for the near-term. Realized and unrealized loss on investments in 2001 includes an additional loss of $391,000 resulting from the disposition of the Lante shares. The Company has also made cash investments in Maptuit convertible debt and equity securities totaling $5,000,000. Investments of this nature are subject to the volatility of the equity markets and the significant business and investment risks inherent in early stage enterprises. Maptuit has been seeking third party debt or equity financing to sustain its operations. Through February 27, 2002, no financing has been secured, and it is uncertain whether Maptuit will be able to raise the necessary funds required to execute its business plan such that the Company would be able to recover its investment. Therefore, in the last half of 2001, the Company wrote off its $5,000,000 investment in Maptuit with a corresponding charge to realized and unrealized loss on investments in the Company's consolidated statements of operations. The Company's other investments consist primarily of debt securities that are carried at amortized cost, which approximates fair market value.

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

   We currently have no significant revenues; however, we believe $20,065,000 in cash and marketable securities at December 31, 2001, combined with scheduled installment payments due from resellers and distributors of approximately $1,700,000, are sufficient to sustain our estimated level of operating expenditures through the end of the first quarter of 2003. We are considering various capital funding alternatives in order to strengthen our financial position. We cannot assure you that we will be able to raise additional capital on satisfactory terms, if and when needed.

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

   Though we have established strategic and collaborative relationships with several strategic marketing partners, we have not realized significant revenues from these relationships and may not in the future.

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

   Competition in the secure messaging delivery business is expected to increase, which could cause our business to fail.

   ZixIt's products and services are targeted to the secure messaging delivery market. Although there are many large, well-funded participants in the information technology (IT) security industry, none currently participate in the secure messaging delivery market. ZixIt's primary competitors in this market are Tumbleweed Communications, CertifiedMail.com, PrivateExpress, and Sigaba Corporation. ZixIt believes that the secure messaging delivery market is immature, and, for the most part, unpenetrated, unlike many segments of the IT security industry -- which are saturated. After several years of infrastructure deployment and product development, ZixIt believes that it is the only provider that has made the investments necessary to successfully penetrate the relatively untapped secure messaging delivery market. ZixIt does not believe that its primary competitors have made the investments required to match ZixIt's infrastructure development and product offerings. Nevertheless, others may, over time, make the necessary investments in infrastructure and product offerings. These competitors may develop new technologies that are perceived as being more secure, effective or cost efficient than our own. If ZixIt is not successful in exploiting the technology advantage it believes it currently holds, these competitors could successfully garner a significant share of the market, to the exclusion of

ZixIt. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.

   Our inability to develop and introduce new secure e-messaging products and related services and to implement technological changes could harm our business.

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

   We also have under development new feature sets for our current product line and are considering new secure e-messaging products. The success of new or enhanced products and services depends on several factors -- primarily, market acceptance. We may not succeed in developing and marketing new or enhanced products and services that respond to competitive and technological developments and changing customer needs. This could harm our business. We do not currently anticipate using any significant portion of our cash resources to acquire new technologies from third parties in connection with developing new secure e-messaging products or new feature sets for our current products.

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

   We depend on key personnel.

   We depend on the performance of our senior management team -- including our Chairman, President and Chief Executive Officer, John A. Ryan, and his direct reports; our Founder, David P. Cook; and other key employees, particularly highly skilled technical personnel. Our success also depends on our ability to attract, retain and motivate these individuals. There is competition for these personnel, and we face a tight employment market for the particular individuals we need to attract. Other than for Messrs. Ryan and Cook, none of our employees have employment contracts with us nor are there any agreements with members of our senior management team or other key employees that prevent them from leaving ZixIt at any time. In addition, we do not maintain key person life insurance for any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

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

   Further issuances of equity securities may be dilutive to current shareholders.

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

   A private investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

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

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

   There is no family relationship among any of our directors, executive officers or significant employees. The following table sets forth, as of March 31, 2002, the names of our directors, executive officers and other significant employees and their respective ages and positions:

                 Name                   Age                           Position
                 ----                   ---                           --------
David P. Cook(1)(3).................... 50  Director, Founder
Donald D. Druckenbrodt................. 48  Vice President, Technology Planning
Dennis F. Heathcote.................... 45  Vice President, North American Sales and Services
H. Wayne Huizenga...................... 64  Director, Co-Vice Chairman
Michael E. Keane(2)(4)................. 46  Director
Dr. G. Gary Liu........................ 47  Vice President and Chief Technical Officer
James S. Marston(2)(4)................. 68  Director
Wael Mohamed........................... 34  Vice President, Global Distribution
Dan Nutkis............................. 36  Vice President, Strategy and Products
Jeffrey P. Papows(1)................... 48  Director, Co-Vice Chairman
David J. Robertson..................... 43  Vice President, Engineering
John A. Ryan........................... 45  Director, Chairman, President and Chief Executive Officer
Antonio R. Sanchez, Jr. (1)(3)......... 59  Director
Dr. Ben G. Streetman(2)(3)(4).......... 62  Director
Ronald A. Woessner..................... 44  Senior Vice President, General Counsel and Secretary
Steve M. York.......................... 51  Senior Vice President, Chief Financial Officer and Treasurer

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

   JOHN A. RYAN joined our company as President and Chief Executive Officer and was elected director and Chairman of our Board in November 2001. From January 1997 through January 2001, he served as President Chief Executive Officer, and director of Entrust, a company for which he led the private placement in 1996 and which he took public in August 1998. Prior to that, Mr. Ryan held a number of senior management positions in general management, marketing and sales, and finance with Nortel Networks, with his most recent position being Vice President and General Manager of Nortel's global multimedia and Internet projects unit. Before joining Nortel, Mr. Ryan worked for Deloitte Touche LLP and was awarded his Canadian Chartered Accountant designation in 1981. He has also served as an advisory board member to Scopus Technologies. Prior to joining ZixIt, Mr. Ryan formed ARM Technologies, a privately-held Internet consulting and services company that he founded in February 2001. He also currently serves as a director of Tilion Inc., a privately-held Massachusetts-based company that focuses on "in-the-Net" analytics services based on XML for supply chain transactions, and RIPTECH Inc., a privately-held, managed security services company based in Washington, D.C. He is an advisory board member to Mobelium, a privately-held Internet wireless services company based in California, and is on the Board of Trustees for the Hart eCenter at Southern Methodist University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

   Under the securities laws of the U.S., our directors, officers and any beneficial owner of more than 10% of our outstanding common stock (collectively, "insiders") are required to report their initial ownership of our common stock and any subsequent changes in their ownership to the SEC. The SEC's rules require insiders to provide us with copies of all Section 16(a) reports that the insiders file with the SEC. Specific due dates have been established by the SEC, and we are required to disclose any failure to file by those dates. Based solely upon our review of copies of Section 16(a) reports that we received from insiders for their 2001 transactions and written representations that no such additional reports were required to be filed with the SEC, we believe that our insiders have complied with all Section 16(a) filing requirements applicable to them during 2001.

Item 11.  Executive Compensation.

               COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Summary Compensation Table

   The following table sets forth the compensation paid to our named executive officers for services rendered to ZixIt Corporation for the periods indicated.

                                                                Long-Term Compensation
                                                             -----------------------------
                                     Annual Compensation            Awards         Payouts
                                 --------------------------- --------------------- -------
                                   Base               Other             Number of             All
                                  Salary     Bonus   Annual  Restricted Securities           Other
                                 (Cash and (Cash and Compen-   Stock    Underlying  LTIP    Compen-
Name and Principal Position Year Non-cash) Non-cash) sation    Award     Options   Payouts sation(1)
--------------------------- ---- --------- --------- ------- ---------- ---------- ------- ---------
 David P. Cook(2).......... 2001 $500,000        $--   $--        $--          --    --        $--
   Founder                  2000       --         --    --         --     500,000    --         --
                            1999       --         --    --         --          --    --         --

 Donald D. Druckenbrodt.... 2001  180,000         --    --         --          --    --         --
   Vice President,          2000  144,000         --    --         --     109,500    --         --
   Technology Planning      1999  142,546         --    --         --      50,000    --      2,403

 Steven M. Gersten(3)...... 2001  274,560         --    --         --     200,000    --         --
   Senior Vice President,   2000       --         --    --         --          --    --         --
   Sales & Marketing        1999       --         --    --         --          --    --         --

 Jeffrey P. Papows(4)...... 2001  150,000         --    --         --          --    --         --
   Co-Vice Chairman         2000   31,250         --    --         --     275,000    --         --
                            1999       --         --    --         --          --    --         --

 J. Michael Poss(5)........ 2001  204,000         --    --         --      40,000    --         --
   Vice President, Sales    2000  127,500         --    --         --     144,000    --         --
   Operations               1999       --         --    --         --          --    --         --

 John A. Ryan(6)........... 2001   37,500  1,000,000    --         --   1,050,000    --         --
   Chairman, President and  2000       --         --    --         --          --    --         --
   Chief Executive Officer  1999       --         --    --         --          --    --         --

 Ronald A. Woessner........ 2001  216,000         --    --         --          --    --      8,123
   Senior Vice President,   2000  150,000         --    --         --      52,500    --      4,960
   General Counsel and      1999  150,000         --    --         --          --    --     11,688
   Secretary

 Steve M. York............. 2001  216,000         --    --         --      50,000    --      2,975
   Senior Vice President,   2000  193,000         --    --         --          --    --      2,975
   Chief Financial Officer  1999  193,000         --    --    112,970          --    --      5,093
   and Treasurer

--------
(1) Represents our contributions to our 401(k) Retirement Plan or Employee Stock Purchase Plan.
(2) Served as our President and Chief Executive Officer from April 1998 until November 2001, at which time he was appointed "Founder."
(3) Separated from employment with ZixIt Corporation in November 2001.
(4) Served as our salaried Chairman from October 2000 until November 2001.
(5) Separated from employment with ZixIt Corporation in February 2002.
(6) Appointed Chairman, President and Chief Executive Officer in November 2001. The bonus to Mr. Ryan consisted of 152,672 shares of our common stock valued at $1,000,000. In the event Mr. Ryan is terminated for "cause" or he resigns other than for "good reason," as such terms are defined in his employment agreement, prior to the first or second year anniversaries of employment, he must return to us shares of our common stock equal to 100% and 50% of the 152,672 signing bonus shares, respectively, or cash in the amount of $1,000,000 and $500,000, respectively. Notwithstanding the foregoing, upon the occurrence of an "accelerated vesting event" (as defined in his stock option agreement), any obligation of Mr. Ryan to return such shares to us shall no longer be in force.

Option Grants in 2001 to Named Executive Officers

   We made the following stock option grants to our named executive officers during the year ended December 31, 2001.

                                                                      Potential Realizable Value at Assumed
                                                                           Annual Rates of Stock Price
                                     Individual Grants                    Appreciation for Option Term
                       ---------------------------------------------- -------------------------------------
                                       % of Total
                          Number of     Options   Exercise
                         Securities    Granted to  Price
                         Underlying    Employees    Per    Expiration
         Name          Options Granted  in 2001    Share      Date        0%           5%          10%
         ----          --------------- ---------- -------- ----------  --------    ----------   ----------
David P. Cook.........           --         --     $  --           -- $     --    $       --   $       --
Donald D. Druckenbrodt           --         --        --           --       --            --           --
Steven M. Gersten.....      200,000(1)    8.67      7.94   01/08/2011       --       998,000    2,530,000
Jeffrey P. Papows.....           --         --        --           --       --            --           --
J. Michael Poss(2)....       40,000(2)    1.73      7.00   08/16/2006  107,600       214,800      344,400
John A. Ryan..........       50,000(3)    2.17      7.19   03/19/2006       --        99,500      219,500
                          1,000,000(4)   43.35      5.24   11/13/2011       --     3,000,000    7,880,000
Ronald A. Woessner....           --         --        --           --       --            --           --
Steve M. York.........       50,000(5)    2.17      5.25   12/11/2011       --       165,000      418,500

--------
(1) The options were cancelled upon Mr. Gersten's separation from employment with ZixIt Corporation in November 2001.
(2) Mr. Poss separated from employment with ZixIt Corporation in February 2002. The options became fully vested in November 2001 due to the occurrence of certain events.
(3) The options vest and become exercisable six months from the date of grant.
(4) The options become 50% vested on the first year anniversary of employment and the balance vests pro-rata every three months during the second year of employment. In the event of a "change in control" (as defined) of ZixIt Corporation or the occurrence of other specified events, the options become immediately exercisable.
(5) The options vest and become exercisable over three years. In the event of termination under certain circumstances or a "change in control" (as defined) of ZixIt Corporation or a material subsidiary of ZixIt Corporation under specified circumstances, the options become immediately exercisable.

Aggregated Option Exercises in 2001 and Year-end Option Values

   The following table sets forth information relating to the exercises of stock options during the year ended December 31, 2001, and the value of unexercised stock options held as of December 31, 2001 by each of our named executive officers.

                                                             Number of Securities
                                                            Underlying Unexercised     Value of Unexercised
                                                                  Options at          In-the-Money Options at
                              Option Exercises During 2001     December 31, 2001         December 31, 2001
                              ---------------------------- ------------------------- -------------------------
                                 Number of
                              Shares Acquired      Value
            Name                on Exercise       Realized Exercisable Unexercisable Exercisable Unexercisable
            ----              ---------------     -------- ----------- ------------- ----------- -------------
David P. Cook................       --               --     2,170,244      333,333     $    --        $--
Donald D. Druckenbrodt.......       --               --        83,333       76,167          --         --
Steven M. Gersten(1).........       --               --            --           --          --         --
Jeffrey P. Papows............       --               --       225,000       50,000          --         --
J. Michael Poss(2)...........       --               --       101,667       82,333          --         --
John A. Ryan.................       --               --        50,000    1,000,000          --         --
Ronald A. Woessner...........       --               --       127,500       25,000      79,060         --
Steve M. York................       --               --        56,500       50,000          --         --

--------
(1) Separated from employment with ZixIt Corporation in November 2001.
(2) Separated from employment with ZixIt Corporation in February 2002.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

   Set forth below is information as of March 31, 2002 concerning:

  . each stockholder known by us to beneficially own more than 5% of our outstanding shares of common stock;

  .   the shareholdings of each of our directors and named executive officers;
      and

  .   the shareholdings of all directors and executive officers as a group.

     Security Ownership of Certain Beneficial Owners and Management Table

                                                                         Amount and Nature
                                                                  of Beneficial Ownership (1)(2)
                                                             ----------------------------------------
                                                              Number of Shares   Percentage of Total
                      Beneficial Owner                       Beneficially Owned Shares Outstanding (3)
                      ----------------                       ------------------ ----------------------
David P. Cook(4)............................................     1,347,577               7.12%
Donald D. Druckenbrodt(5)...................................       159,675                  *
George W. Haywood(6)........................................     3,460,697              19.58%
  642 Second Street
  Brooklyn, New York 11215
Dennis F. Heathcote(7)......................................        31,250                  *
H. Wayne Huizenga(8)........................................       178,481                1.0%
Michael E. Keane(7).........................................       112,455                  *
James S. Marston(7).........................................       122,455                  *
Jeffrey P. Papows(7)........................................       250,000               1.39%
John A. Ryan(9).............................................       202,672               1.14%
Antonio R. Sanchez, Jr.(10).................................     2,154,954              12.11%
Dr. Ben G. Streetman(7).....................................        62,147                  *
Ronald A. Woessner(11)......................................       164,024                  *
Steve M. York(12)...........................................       196,191                1.1%
All directors and executive officers as a group (12 persons)     4,981,881              24.60%

--------
*   Denotes ownership of less than 1%.

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

(a)(3) Exhibits

Exhibit
  No.                                                Description
  ---                                                -----------
  3.1*  -- Restated Articles of Incorporation of ZixIt, dated December 4, 2001.
  3.2*  -- Restated Bylaws of ZixIt, dated November 8, 2001.
  4.1   -- Specimen certificate for common stock of ZixIt. Filed as Exhibit 4.1 to ZixIt's Annual Report on
           Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
 10.1   -- 1990 Stock Option Plan of ZixIt (Amended and Restated as of September 1999). Filed as Exhibit
           10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
 10.2   -- 1992 Stock Option Plan of ZixIt (Amended and Restated as of September 1999). Filed as Exhibit
           10.2 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
 10.3   -- 401(k) Retirement Plan of ZixIt and related Adoption Agreement. Filed as Exhibit 10.5 to ZixIt's
           Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
 10.4   -- 1995 Long-Term Incentive Plan of ZixIt (Amended and Restated as of September 20, 2000). Filed
           as Exhibit 10.3 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.
 10.5   -- 1996 Employee Stock Purchase Plan of ZixIt (Amended and Restated as of July 1, 2000). Filed as
           Exhibit 10.2 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
           2000, and incorporated herein by reference.
 10.6   -- ZixIt's 1999 Directors' Stock Option Plan (Amended and Restated as of January 1, 2000). Filed as
           Exhibit 10.5 to ZixIt's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
 10.7   -- ZixIt's 2001 Employee Stock Option Plan, dated May 31, 2001. Filed as Exhibit 10.1 to ZixIt's
           Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.
 10.8   -- ZixIt's 2001 Stock Option Plan, effective as of May 15, 2001. Filed as Exhibit 4.1 in ZixIt's
           Registration Statement on Form S-8 (Commission No. 333-62604), dated June 8, 2001, and incorporated herein by reference.
 10.9   -- Stock Option Agreement, effective as of April 29, 1998, between David P. Cook and ZixIt. Filed as Exhibit 10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
           1998, and incorporated herein by reference.

Exhibit
  No.                                                 Description
  ---                                                 -----------
10.10   -- Amendment No. 1 to Stock Option Agreement, dated February 18, 2000, between David P. Cook and ZixIt. Filed as Exhibit 10.8 to ZixIt's Annual Report on Form 10-K for the year ended
           December 31, 1999, and incorporated herein by reference.
10.11   -- Amendment No. 2 to Stock Option Agreement, dated May 2, 2000, between David P. Cook and
           ZixIt. Filed as Exhibit 10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, and incorporated herein by reference.
10.12   -- Amendment No. 3 to Stock Option Agreement, dated November 2, 2000, between David P. Cook and ZixIt. Filed as Exhibit 10.10 to ZixIt's Annual Report on Form 10-K for the year ended
           December 31, 2000, and incorporated herein by reference.
10.13*  -- Stock Option Agreement, effective as of December 26, 2000, between David P. Cook and ZixIt.
10.14   -- Employment Agreement, effective as of December 26, 2000, between David P. Cook and ZixIt.
           Filed as Exhibit 10.11 to ZixIt's Annual Report on Form 10-K for the year ended December 31,
           2000, and incorporated herein by reference.
10.15   -- Stock Option Agreement, effective as of November 14, 2001, between John Ryan and ZixIt. Filed as Exhibit 4.2 in ZixIt's Registration Statement on Form S-8 (Commission No. 333-74890), dated
           December 11, 2001, and incorporated herein by reference. Portions of this exhibit were omitted pursuant to a request for confidential treatment that was filed with the SEC on November 26,
           2001. On December 5, 2001, the SEC approved the filing of this exhibit omitting the portions for which confidential treatment was requested. The omitted information has been filed with the SEC.
10.16   -- Employment Agreement, effective as of November 14, 2001, between John Ryan and ZixIt. Filed as Exhibit 4.1 in ZixIt's Registration Statement on Form S-8 (Commission No. 333-74890), dated
           December 11, 2001, and incorporated herein by reference.
10.17*  -- Severance Agreement, dated February 25, 2002, between ZixIt and Steve M. York.
10.18*  -- Severance Agreement, dated February 25, 2002, between ZixIt and Ronald A. Woessner.
10.19*  -- Form of Severance Agreement between ZixIt and Don Druckenbrodt, Gary Liu and Mike Poss.
10.20   -- Sublease Agreement, dated February 12, 1999, between Fidelity Corporate Real Estate, L.L.C.
           and ZixIt Operating Corporation. Filed as Exhibit 10.13 to ZixIt's Annual Report on Form 10-K
           for the year ended December 31, 1998, and incorporated herein by reference.
10.21   -- Sublease Agreement, dated May 8, 2000, between Rosewood Resources, Inc. and ZixIt. Filed as
           Exhibit 10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
           2000, and incorporated herein by reference.
10.22*  -- Lease Agreement, dated July 10, 1998, between Dallas Galleria Limited and Amtech Corporation
           d/b/a AMTC Corporation.
10.23   -- Common Stock and Warrant Purchase Agreement, dated April 11, 2000, between H. Wayne
           Huizenga and his assigns and ZixIt. Filed as Exhibit 2.1 to ZixIt's Form 8-K, dated April 12,
           2000, and incorporated herein by reference.
10.24   -- Letter Amendment, dated April 27, 2000, to the Common Stock and Warrant Purchase
           Agreement, dated April 11, 2000, between H. Wayne Huizenga and his assigns and ZixIt. Filed as
           Exhibit 2.2 to ZixIt's Form 8-K, dated May 3, 2000, and incorporated herein by reference.
10.25   -- Distribution Agreement, dated August 17, 2000, between Yahoo! Inc. and ZixIt. Filed as Exhibit
           10.1 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
10.26   -- Marketing and Distribution Agreement, effective November 6, 2000, between ZixIt and Entrust,
           Inc. Filed as Exhibit 10.4 to ZixIt's Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2000, and incorporated herein by reference.

Exhibit
  No.                                                 Description
  ---                                                 -----------
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

--------
* Previously filed.

(b) Reports on Form 8-K

   No reports of the Registrant on Form 8-K have been filed with the SEC during the three months ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on May 24, 2002.

                                              ZIXIT CORPORATION

                                              By:      /s/  STEVE M. YORK
                                                  -----------------------------
                                                          Steve M. York
                                                     Senior Vice President,
                                                   Chief Financial Officer and
                                                            Treasurer

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 24, 2002.

          Signature                        Title
          ---------                        -----

              *                Chairman, President, Chief
-----------------------------    Executive Officer and
       (John A. Ryan)            Director (Principal
                                 Executive Officer)

     /s/  STEVE M. YORK        Senior Vice President, Chief
-----------------------------    Financial Officer and
       (Steve M. York)           Treasurer (Principal
                                 Financial and Accounting
                                 Officer)

              *                Founder and Director
-----------------------------
       (David P. Cook)

              *                Co-Vice Chairman and Director
-----------------------------
     (H. Wayne Huizenga)

              *                Director
-----------------------------
     (Michael E. Keane)

              *                Director
-----------------------------
     (James S. Marston)

              *                Co-Vice Chairman and Director
-----------------------------
     (Jeffrey P. Papows)

              *                Director
-----------------------------
  (Antonio R. Sanchez, Jr.)

              *                Director
-----------------------------
   (Dr. Ben G. Streetman)


By:    /s/  STEVE M. YORK
    -------------------------
         (Steve M. York)
        Attorney-in-Fact

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

                               ZIXIT CORPORATION
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Year ended December 31,
                                       ----------------------------------------
                                                                                   Cumulative During
                                                                                   Development Stage
                                                                                 (From January 1, 1999
                                                                                        Through
                                           2001          2000          1999       December 31, 2001)
                                       ------------  ------------  ------------  ---------------------
Revenues.............................. $    317,000  $    394,000  $     99,000      $     810,000
Cost of revenues......................  (14,996,000)  (10,821,000)   (4,289,000)       (30,106,000)
Research and development expenses.....   (9,019,000)   (8,661,000)  (23,548,000)       (41,228,000)
Selling, general and administrative
  expenses............................  (29,892,000)  (32,162,000)  (12,407,000)       (74,461,000)
Investment and other income...........    2,187,000     3,130,000     3,533,000          8,850,000
Realized and unrealized loss on
  investments.........................   (5,391,000)   (1,202,000)           --         (6,593,000)
                                       ------------  ------------  ------------      -------------
Loss from continuing operations before
  income taxes........................  (56,794,000)  (49,322,000)  (36,612,000)      (142,728,000)
Income taxes..........................           --            --       807,000            807,000
                                       ------------  ------------  ------------      -------------
Loss from continuing operations.......  (56,794,000)  (49,322,000)  (35,805,000)      (141,921,000)
Discontinued operations...............       48,000       441,000     1,453,000          1,942,000
                                       ------------  ------------  ------------      -------------
Net loss.............................. $(56,746,000) $(48,881,000) $(34,352,000)     $(139,979,000)
                                       ============  ============  ============      =============
Basic and diluted earnings (loss) per
  common share:
   Continuing operations.............. $      (3.32) $      (3.03) $      (2.35)
   Discontinued operations............           --          0.03          0.10
                                       ------------  ------------  ------------
   Net loss........................... $      (3.32) $      (3.00) $      (2.25)
                                       ============  ============  ============
Weighted average shares outstanding...   17,083,037    16,266,196    15,244,291
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
                                                     ----------- -----------
                                                     $11,208,000 $36,943,000
                                                     =========== ===========

   Investments in debt securities are carried at amortized cost, which approximates fair market value. Marketable securities held on December 31, 2001 mature on various dates through April 2002. Investment income includes income from cash investments and marketable debt securities totaling $1,687,000, $3,130,000 and $3,533,000 for the years 2001, 2000 and 1999, respectively.

   Derivatives and hedging activities--At December 31, 2001 and 2000, the Company did not have any instruments or contracts which were classified as derivatives. Derivatives are financial instruments or contracts

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

   Revenue recognition--Revenues are recorded when services are rendered. Subscription fees billed or received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. Presently, the Company's subscription service includes the delivery of licensed software, customer support and the secure email services. The customer generally electronically downloads the software over the Internet or the customer is provided a diskette for general enterprise deployment. Subscriptions to date have generally been annual non-refundable contracts with no automatic renewal provisions. The subscription period begins on the date specified by the parties.

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

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

   Reclassifications--Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2.  PROPERTY AND EQUIPMENT

                                                     2001          2000
                                                 ------------  ------------
   Computer equipment and software.............. $ 26,321,000  $ 25,848,000
   Leasehold improvements.......................    4,565,000     4,474,000
   Office equipment, furniture and fixtures.....      999,000       961,000
                                                 ------------  ------------
                                                   31,885,000    31,283,000
   Less accumulated depreciation and
     amortization...............................  (21,622,000)  (11,883,000)
                                                 ------------  ------------
                                                 $ 10,263,000  $ 19,400,000
                                                 ============  ============

   The Company's continuing operations include depreciation and amortization expense related to property and equipment of $9,905,000 in 2001, $8,700,000 in 2000 and $3,169,000 in 1999.

3.  STOCKHOLDERS' EQUITY

  Stock Issued to Entrust, Inc.

   In November 2000, the Company entered into an Enterprise and CA Services Agreement with Entrust, Inc. ("Entrust") whereby the Company issued 222,039 shares of the Company's common stock to Entrust in exchange for licenses to use certain software packages, future technical support and the right to issue a specified number of digital identification certificates to users of the Company's ZixMail products. These shares were subject to transfer restrictions which lapsed in four equal quarterly installments ending in December 2001. The agreement provided that if the aggregate value of the shares on the dates the restrictions lapsed was less than the transaction value of $3,400,000, the Company would be obligated to fund the deficiency by electing to pay cash or issue additional shares of stock valued at the then-current fair market value of the Company's common stock. Accordingly, an additional 296,533 shares of the Company's common stock were issued in December 2001. The digital identification certificates valued at $3,000,000 were written-off to cost of revenues in the fourth quarter of 2001, as these certificates did not enter into sales and marketing plans established by the Company's new executive management team. Additionally, under a Marketing and Distribution Agreement with Entrust, the Company issued 56,850 shares of the Company's common stock to Entrust valued at $400,000 upon completion of the integration of the ZixMail service option into the Entrust/Express(R) product in August 2001. The Company expects Entrust will market the integrated product and the Company and Entrust will share in the related revenues. Under this agreement, Entrust has guaranteed the Company minimum annual payments of $500,000 for 2001, $1,000,000 for 2002, $1,250,000
for 2003 and $1,500,000 for 2004. At December 31, 2001, the $500,000 minimum annual payment for 2001, collected in 2002, is included in other current assets with a corresponding increase in other income.

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

  Employee and Director Stock Options

   The Company has non-qualified stock options outstanding to employees and directors under various stock option plans. Options granted under these plans are generally not less than the fair market value at the date of

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

grant and, subject to termination of employment, generally expire ten years from the date of grant. Employee options are generally exercisable in installments over two to five years or have been accelerated due to the Company's common stock trading at appreciated price targets. Initial grants to new directors are generally exercisable six months from the date of the grant, with annual follow-on formula grants vesting annually over three years. Option grants to employees and directors generally contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At December 31, 2001, 1,075,928 shares of common stock were available for future grants under the Company's stock option plans.

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

Third Party Stock Options

  Lante Corporation

   The Company entered into an agreement in February 1999 with Lante Corporation ("Lante"), a third party Internet services company who develops technology-based solutions for electronic markets, to assist the Company in developing software for its new Internet-related businesses. In exchange for the services provided by Lante, the Company paid discounted fees of $11,282,000 during 1999, included in research and development expenses, and initially issued options to purchase 500,000 shares of the Company's common stock to Lante at an exercise price of $7.62 per share, the closing price of the Company's common stock on the date of the agreement. Upon completion of Lante's engagement in November 1999, the terms of the original stock option were revised whereby Lante received a fully vested option to acquire up to 166,666 shares of the Company's common stock at an exercise price of $7.62 per share ("Lante Option"). Pursuant to an agreement executed simultaneously with the Lante Option, the Company received a fully vested option to acquire up to 400,000 shares of Lante's common stock at $7.00 per share ("ZixIt Option"). However, the number of shares of common stock issuable upon the cashless exercise of either of the options could not exceed a number of shares having a fair market value, as determined in accordance with a formula, at the time of exercise of $12,000,000 in the aggregate. The fair value of the Lante Option upon the completion of Lante's engagement was $8,787,000 using the Black-Scholes option valuation model, and has been included in research and development expenses. For financial accounting purposes, this non-cash charge represents the final valuation for the Lante Option and no further

                               ZIXIT CORPORATION
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

accounting treatment is required. The Company valued the ZixIt Option on the date of grant at $1,872,000, using the Black-Scholes option valuation model, and reduced its research and development expenses in 1999 by such amount. In 2000, the Company exercised the ZixIt Option to acquire shares of Lante common stock and received 320,802 shares. Also in 2000, Lante exercised the Lante Option and received 142,848 shares of the Company's common stock. Realized and unrealized loss on investments for 2000 represents a write-down of the Company's equity investment in Lante of $1,202,000, representing the decline in market value that management believed was other than temporary and in 2001 includes a loss of $391,000 for the disposition of the Lante shares.

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

7.  RELATED PARTY TRANSACTIONS

   In December 2000, the Company purchased approximately 9% of the equity ownership of Maptuit Corporation ("Maptuit") for $3,000,000 in cash and committed to make a follow-on investment. Accordingly, in July 2001, the Company made an additional $2,000,000 cash investment in Maptuit and received a promissory note convertible into Maptuit equity securities. The note bears interest at prime plus 1%, is due in July 2006 and automatically converts into Maptuit equity securities at the same price per share obtained if a third party equity financing arrangement is completed, as defined. Maptuit, an early stage company, is an Internet application service provider that supplies wireline and wireless Internet location-based services. Built upon a comprehensive database of the street network of North America, Maptuit provides address matching, route generation, step-by-step directions, map rendering and real-cost proximity searching services. Mr. Jeffrey P. Papows, a director of the Company since March 2000 and the Company's chairman of its board of directors from October 2000 to November 2001, serves as the president and chief executive officer of Maptuit and holds a minority equity interest in Maptuit. There is no readily determinable market value for the Company's investments in Maptuit since Maptuit is privately held. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and invesment risks inherent in early stage enterprises. The Company records impairment losses when, in the Company's judgment, events and circumstances indicate its investment has been impaired. Maptuit has been seeking third party debt or equity financing to sustain its operations. To date, no financing has been secured, and it is uncertain whether Maptuit will be able to raise the necessary funds required to execute its business plan such that the Company would be able to recover its investment. Therefore, in the last half of 2001, the Company wrote off its $5,000,000 investment in Maptuit and recorded a corresponding investment loss, included in realized and unrealized loss on investments in the Company's consolidated statement of operations.

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

9. CONTINGENCIES

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

   As discussed in Note 3, the Company is currently unable to assess the amount of the liability, if any, to Anacom or the Company, which may result from the unauthorized access to Anacom's databases.

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

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                     Quarter Ended
                                ------------------------------------------------------
                                  March 31      June 30     September 30  December 31
                                ------------  ------------  ------------  ------------
2001
Revenues....................... $    104,000  $    123,000  $     36,000  $     54,000
Cost of revenues...............   (3,274,000)   (3,259,000)   (2,647,000)   (5,816,000)
Loss from continuing operations  (13,610,000)  (11,394,000)  (12,440,000)  (19,350,000)
Net loss.......................  (13,562,000)  (11,394,000)  (12,440,000)  (19,350,000)
Net loss per share.............        (0.80)        (0.67)        (0.73)        (1.13)

2000
Revenues....................... $     96,000  $     92,000  $     99,000  $    107,000
Cost of revenues...............   (2,907,000)   (2,446,000)   (2,753,000)   (2,715,000)
Loss from continuing operations  (11,136,000)   (9,764,000)  (16,022,000)  (12,400,000)
Net loss.......................  (11,136,000)   (9,456,000)  (15,956,000)  (12,333,000)
Net loss per share.............        (0.72)        (0.58)        (0.96)        (0.73)

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