Form 10-Q/A
period 2002-03-31
ZIXIT CORP
filed 2002-05-24
CIK 855612

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

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

                                      INDEX

PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2002
          and December 31, 2001                                              3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2002 and 2001 and for the
          cumulative period from January 1, 1999 through March 31, 2002      4

          Condensed Consolidated Statement of Stockholders' Equity
          for the three months ended March 31, 2002                          5

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 and for the
          cumulative period from January 1, 1999 through March 31, 2002      6

          Notes to Condensed Consolidated Financial Statements               7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 3. Quantitative and Qualitative Disclosures About Market Risk          17


PART II-OTHER INFORMATION

Item 5. Other Information                                                   18

Item 6. Exhibits and Reports on Form 8-K                                    18

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

                                ZIXIT CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)

                                                                                  Cumulative During
                                                               Three Months         Development Stage
                                                              Ended March 31      (From January 1, 1999
                                                              --------------             Through
                                                             2002        2001         March 31, 2002)
                                                             ----        ----         ---------------

Revenues                                                   $   389    $    104          $   1,199
Cost of revenues                                            (2,895)     (3,274)           (33,001)
Research and development expenses                           (2,064)     (2,205)           (43,292)
Selling, general and administrative expenses                (5,333)     (8,909)           (79,794)
Investment and other income                                    115         674              8,965
Realized and unrealized loss on investments                     --          --             (6,593)
                                                           -------    --------          ---------

Loss from continuing operations before income taxes         (9,788)    (13,610)          (152,516)
Income taxes                                                    --          --                807
                                                           -------    --------          ---------

Loss from continuing operations                             (9,788)    (13,610)          (151,709)
Discontinued operations                                         --          48              1,942
                                                           -------    --------          ---------

Net loss                                                  $ (9,788)   $(13,562)         $(149,767)
                                                          ========    ========          =========

Basic and diluted loss per common share:
   Continuing operations                                  $  (0.56)   $  (0.80)
   Discontinued operations                                      --          --
                                                          --------    --------
   Net loss                                               $  (0.56)   $  (0.80)
                                                          ========    ========

Weighted average shares outstanding                         17,563      17,040
                                                          --------    --------

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

     Certain prior year amounts have been reclassified to conform with the 2002 presentation.

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

    Cost of revenues

     Cost of revenues decreased from $3,274,000 in the first quarter of 2001 to $2,895,000 for the corresponding period in 2002. This decrease is primarily attributable to Anacom expenditures of $278,000 in the first quarter of 2001 that were eliminated in the comparable 2002 period following the cessation of Anacom's operations in June 2001. Non-cash charges decreased slightly from $2,103,000 in 2001 to $2,068,000 in 2002.

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

    Selling, general and administrative expenses

     Selling, general and administrative expenses decreased from $8,909,000 in the first quarter 2001 to $5,333,000 for the same period in 2002. Expenses, excluding non-cash charges, decreased by $602,000 from $4,558,000 in 2001 to $3,956,000 in 2002 primarily due to a decrease in discretionary advertising expenditures of $687,000 from $1,584,000 in 2001 to $897,000 in 2002. Also contributing to the decrease was first quarter 2001 Anacom expenditures of $277,000 that were eliminated in the comparable 2002 period following the cessation of Anacom's operations in June 2001. Non-cash charges decreased by $2,974,000 from $4,351,000 in 2001 to $1,377,000 in 2002 primarily due to stock-based compensation related to stock option grants to employees declining by $1,598,000. Also stock-based compensation related to Anacom of $910,000 in the first quarter 2001 was eliminated in the comparable 2002 period.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     ZixIt's 2002 Annual Meeting of Stockholders will be held on July 29, 2002 at 9:00 a.m., Central time. This annual meeting date is more than 30 days later than the anniversary date of the 2001 Annual Meeting of Stockholders. The deadline for submitting stockholder proposals to be included in ZixIt's proxy statement for the 2003 Annual Meeting of Stockholders has been changed from January 6, 2003 to February 10, 2003. The deadline for submitting matters to be brought before the 2002 Annual Meeting of Stockholders has not been changed from February 18, 2002.


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


*Previously filed

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZIXIT CORPORATION
                                         (Registrant)



Date: May 24, 2002                     By:          /s/ Steve M. York
                                          --------------------------------------
                                                       Steve M. York
                                          Senior Vice President, Chief Financial
                                                   Officer, and Treasurer
                                             (Principal Financial Officer and
                                                 Duly Authorized Officer)