Form 10-Q
period 2002-06-30
ZIXIT CORP
filed 2002-08-14
CIK 855612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

      (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-17995

                                 ZIX CORPORATION
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

                                ZIXIT CORPORATION
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at July 31, 2002
--------------------------------------            ------------------------------
Common Stock, par value $.01 per share                      18,143,201

                                      INDEX

PART I-FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2002
           and December 31, 2001                                              3

           Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001 and for
           the cumulative period from January 1, 1999 through June 30, 2002   4

           Condensed Consolidated Statement of Stockholders' Equity
           for the six months ended June 30, 2002                             5

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2002 and 2001 and for the
           cumulative period from January 1, 1999 through June 30, 2002       6

           Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18


PART II-OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 6.  Exhibits and Reports on Form 8-K                                    20

                                 ZIX CORPORATION
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                   (Unaudited)

                                                                          June 30, 2002            December 31, 2001
                                                                          -------------            -----------------
                                 ASSETS

Current assets:
         Cash and cash equivalents                                          $   1,567                  $   8,857
         Marketable securities                                                  9,232                     11,208
         Refundable federal income taxes                                          499                        230
         Other current assets                                                   1,626                      1,878
                                                                            ---------                  ---------
                  Total current assets                                         12,924                     22,173

Property and equipment, net                                                     5,531                     10,263
                                                                            ---------                  ---------
                                                                            $  18,455                  $  32,436
                                                                            =========                  =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                              $   2,250                  $   3,506
         Convertible promissory note                                            2,500                         --
         Liabilities related to discontinued operations                         1,025                      1,056
         Deferred revenues                                                        436                        345
                                                                            ---------                  ---------
                  Total current liabilities                                     6,211                      4,907

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $1 par value, 10,000,000 shares
            authorized; none outstanding                                           --                         --
         Common stock, $.01 par value, 175,000,000 shares                         200                        199
            authorized; 19,977,951 issued, 17,674,687 outstanding
            in 2002 and 19,861,118 issued, 17,557,854 outstanding in
            2001
         Additional capital                                                   178,382                    177,119
         Unearned stock-based compensation                                     (1,368)                    (2,536)
         Treasury stock, at cost                                              (11,414)                   (11,414)
         Accumulated deficit (net of deficit accumulated during
            the development stage of $157,696 at June 30, 2002
            and $139,979 at December 31, 2001)                               (153,556)                  (135,839)
                                                                            ---------                  ---------
                  Total stockholders' equity                                   12,244                     27,529
                                                                            ---------                  ---------
                                                                            $  18,455                  $  32,436
                                                                            =========                  =========

                             See accompanying notes.

                                 ZIX CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                   (Unaudited)



                                                              Three Months                   Six Months           Cumulative During
                                                              Ended June 30                 Ended June 30         Development Stage
                                                              -------------                 -------------      (From January 1, 1999
                                                                                                                       Through
                                                            2002        2001            2002            2001        June 30, 2002)
                                                            ----        ----            ----            ----        --------------

Revenues                                                  $    303    $    123       $     692       $     227       $   1,502
Cost of revenues                                            (2,513)     (3,259)         (5,408)         (6,533)        (35,514)
Research and development expenses                           (1,532)     (2,591)         (3,596)         (4,796)        (44,824)
Selling, general and administrative expenses                (4,645)     (6,135)         (9,978)        (15,044)        (84,439)
Investment and other income                                     72         468             187           1,142           9,037
Realized and unrealized loss on investments                    --          --              --              --           (6,593)
                                                          --------    --------       ---------       ---------       ---------

Loss from continuing operations before income taxes         (8,315)    (11,394)        (18,103)        (25,004)       (160,831)
Income taxes                                                   269         --              269              --           1,076
                                                          --------    --------       ---------       ---------       ---------

Loss from continuing operations                             (8,046)    (11,394)        (17,834)        (25,004)       (159,755)
Discontinued operations                                        117         --              117              48           2,059
                                                          --------    --------       ---------       ---------       ---------

Net loss                                                  $ (7,929)  $ (11,394)      $ (17,717)      $ (24,956)      $(157,696)
                                                          ========    ========       =========       =========       =========

Basic and diluted earnings (loss) per common share:
   Continuing operations                                  $  (0.46)  $   (0.67)      $   (1.01)      $   (1.46)
   Discontinued operations                                     .01          --             .01              --
                                                          --------    --------       ---------       ---------
   Net loss                                               $  (0.45)  $   (0.67)      $   (1.00)      $   (1.46)
                                                          ========   =========       =========       =========

Weighted average shares outstanding                         17,675      17,041          17,619          17,040
                                                          ========   =========       =========       =========

                             See accompanying notes.

                                 ZIX CORPORATION
                          (A Development Stage Company)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                   (Unaudited)

                                                                     Unearned                              Total
                                      Common Stock     Additional  stock-based   Treasury  Accumulated   stockholders'
                                   Shares      Amount    capital   compensation    stock      deficit       equity
                                 ----------    ------  ----------  ------------  --------  -----------   -------------
Balance, December 31, 2001       19,861,118      $199    $177,119     $ (2,536)  $(11,414)  $ (135,839)   $ 27,529

  Stock issued to Tumbleweed        116,833         1         761           --         --           --         762

  Unearned stock-
    based compensation
    for service providers                --        --         510         (510)        --           --          --

  Amortization of
    unearned stock-
    based compensation                   --        --          --        1,678         --           --       1,678

  Other                                  --        --          (8)          --         --           --          (8)

  Net loss                               --        --          --           --         --      (17,717)    (17,717)
                                 ---------- ---------  ----------  -----------   --------  -----------  ----------

Balance, June 30, 2002           19,977,951      $200     $178,382    $ (1,368)  $(11,414)  $ (153,556)   $ 12,244
                                 ========== =========  =========== ===========   ========  ===========  ==========

                             See accompanying notes.

                                 ZIX CORPORATION
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                                                                Cumulative During
                                                                                            Six Months          Development Stage
                                                                                          Ended June 30       (From January 1, 1999
                                                                                     -----------------------         Through
                                                                                       2002           2001        June 30, 2002)
                                                                                     --------       --------      --------------
Cash flows from operating activities:
         Loss from continuing operations                                             $(17,834)      $(25,004)       $(159,755)
         Adjustments to reconcile loss from continuing operations
            to net cash used by operating activities:
              Depreciation and amortization                                             4,848          5,999           29,051
              Stock-based compensation                                                  1,670          3,932           34,163
              Stock issued to Tumbleweed                                                  762             --              762
              Convertible promissory note issued to Yahoo! for services                 1,635             --            1,635
              Loss on Lante Corporation common stock                                       --             --            1,593
              Write-off of investment in Maptuit Corporation                               --             --            5,000
              Write-off of digital identification certificates                             --             --            3,000
              Other non-cash expenses                                                      --            200              864
              Changes in assets and liabilities, excluding
                 divestiture of businesses:
                  Other assets                                                            283            423            (1454)
                  Current liabilities                                                    (600)           713            1,677
                                                                                     --------       --------        ---------
         Net cash used by continuing operations                                        (9,236)       (13,737)         (83,464)
         Net cash provided (used) by discontinued operations                               86             11           (1,372)
                                                                                     --------       --------        ---------
                  Net cash used by operating activities                                (9,150)       (13,726)         (84,836)

Cash flows from investing activities:
         Purchases of property and equipment, net                                        (116)          (860)         (32,080)
         Purchases of marketable securities                                           (11,932)        (3,960)        (191,974)
         Sales and maturities of  marketable securities                                13,908         36,080          209,950
         Investment in Maptuit Corporation                                                 --             --           (5,000)
         Purchase of Anacom Communications                                                 --             --           (2,500)
         Proceeds from sales of businesses, net of cash sold                               --             --            5,885
                                                                                     --------       --------        ---------
                  Net cash provided (used) by investing activities                      1,860         31,260          (15,719)

Cash flows from financing activities:
         Proceeds from private placement of common stock, net of issuance
              costs                                                                        --             --           43,784
         Proceeds from exercise of stock options                                           --             16            4,085
                                                                                      -------        -------        ---------
                  Net cash provided by financing activities                                --             16           47,869

Effect of exchange rate changes on cash and cash equivalents                               --             (1)             (39)
                                                                                     --------       --------        ---------
Increase (decrease) in cash and cash equivalents                                       (7,290)        17,549          (52,725)

Cash and cash equivalents, beginning of period                                          8,857         13,347           54,292
                                                                                     --------       --------        ---------

Cash and cash equivalents, end of period                                             $  1,567       $ 30,896        $   1,567
                                                                                     ========       ========        =========

                             See accompanying notes.

                                 ZIX CORPORATION
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements of Zix Corporation (formerly ZixIt Corporation), which should be read in conjunction with the audited consolidated financial statements included in the Company's 2001 Annual Report to Shareholders on Form 10-K/A, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2001 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

     Since 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail(TM) is a secure email application and messaging service that enables Internet users worldwide to easily send encrypted, digitally-signed communications to any email address in the world, even if the recipient does not subscribe to ZixMail. The Company did not begin to charge for the use of ZixMail until the first quarter of 2001. In 2002, the Company began offering two additional products, ZixBlast(TM) and ZixVPM(TM) (Zix Virtual Private Messenger). ZixBlast, priced on a transaction basis, allows enterprises to track messages and receive cumulative reports detailing receipt confirmations for customized, encrypted, time and date stamped emails sent via ZixMail to large volumes of recipients. ZixVPM is a server-based, highly secure enterprise-wide solution for email sent over the Internet that allows IT administrators to ensure that all email sent beyond a company's firewall by specified individuals or departments is encrypted. Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of its products and services. A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. The Company currently has no significant revenues and utilization of cash resources continues at a substantial level. The Company has taken steps, in late 2001 and early 2002, to decrease its cash expenditure rate, including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. The Company believes its existing cash and marketable securities combined with scheduled installment payments due from resellers and distributors are sufficient to sustain its estimated level of operating expenditures through the end of the first quarter of 2003. Customer orders expected in the last half of 2002 should lengthen such time period. The Company is considering various capital funding alternatives in order to strengthen the Company's financial position; however, there can be no assurances that the Company will be able to obtain additional customer orders or raise additional capital on satisfactory terms if and when needed.

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

2.   Stockholders' Equity

     In April 2002, the Company and Yahoo! Inc. ("Yahoo!") entered into an agreement that terminated the Company's obligation to provide secure messaging services to users of Yahoo! Mail. The original arrangement primarily addressed the consumer market for the Company's products and services, rather than the commercial markets in which the Company is now focusing. In connection with the termination of the secure messaging services, the total remaining commitment owed to Yahoo! was reduced by $850,000, the Company recorded contract termination costs of $600,000, and the Company issued Yahoo! a 6% promissory note in the amount of $2,500,000, which is payable in either cash or registered common stock at the option of the Company. In July 2002, upon registration of the applicable common shares with the SEC, the $2,500,000 promissory note plus accrued interest was converted into 468,514 shares of the Company's common stock at a conversion price of $5.41, representing the average closing price of the Company's common stock for the three day period prior to the effective registration of such shares.

     Research and development expenses in the first quarter of 2002 included a one-time charge of $762,000, representing the value of approximately 117,000 shares of the Company's common stock issued to Tumbleweed Communications Corp. ("Tumbleweed"), in connection with an agreement granting the Company a license to certain Tumbleweed patents and the right to license future patents at a fixed price.

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

     Revenues for the six month period ended June 30, 2002 included $469,000 as a result of the pro-rata recognition of the future minimum payments associated with the Company's Marketing and Distribution Agreement with Entrust Inc. ("Entrust"). Entrust is scheduled to pay the Company future minimum payments aggregating $3,750,000 through January 2005, which are being recognized as revenue ratably over the four year maximum service period ending in December 2005. Additionally, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. ("911"), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment received from 911 in 2001 is included in first quarter 2002 revenues.

4.   Contingencies

     On December 30, 1999, the Company and ZixCharge.com, Inc. ("ZixCharge"), a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192nd Judicial District Court of Dallas County, Texas, which alleged that Visa undertook a series of actions that interfered with its ZixCharge prospective business relationships and disparaged the Company, its products, its management and its stockholders. After a three-week jury trial in July 2002, the jury decided in favor of the Visa defendants.

     The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse affect on the Company's consolidated financial statements.

     The Company is currently unable to assess the amount of the liability, if any, to Anacom Communications, Inc. ("Anacom") or the Company, which may result from the June 2001 unauthorized access to Anacom's databases. Anacom, an independent subsidiary of the Company, ceased all operations in June 2001. No Zix technologies or operations were involved in the incident.

5.   Recent Accounting Pronouncement

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. FAS 144 supercedes Statement of Financial Accounting Standards 121, ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 retains FAS 121's fundamental provisions while providing more guidelines on estimating cash flows when performing a recoverability test, requires specific classification of a long-lived asset or asset group to be disposed of other than by sale and establishes more restrictive criteria to classify an asset or asset group as "held for sale." The adoption of FAS 144 had no effect on the Company's results of operations or financial position for the six month period ended June 30, 2002.

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

     The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail is a secure email application and messaging service that enables Internet users worldwide to easily send encrypted, digitally-signed communications to any email address in the world, even if the recipient does not subscribe to ZixMail. The Company began charging for the use of its ZixMail product and related services in the first quarter 2001. In 2002, the Company began offering two additional products, ZixBlast and ZixVPM (Zix Virtual Private Messenger). ZixBlast, priced on a transaction basis, allows enterprises to track messages and receive cumulative reports detailing receipt confirmations for customized, encrypted, time and date stamped emails sent via ZixMail to large volumes of recipients. ZixVPM is a server-based, highly secure enterprise-wide solution for email sent over the Internet that allows IT administrators to ensure that all email sent beyond a company's firewall by specified individuals or departments is encrypted.

     The Company's initial product in the secure email and messaging space, ZixMail, was originally marketed to both the consumer and business markets. In the Spring of 2001, the Company began focusing its ZixMail sales and marketing efforts exclusively toward the business market -- but experienced only modest success. Subsequently, in the Fall of 2001, the Company began revamping its sales and marketing team and has hired seasoned sales and account executives with prior experience in either selling security products and services or enterprise software products and services. These changes have not resulted in any significant revenues to-date. However, the Company believes that its new, experienced sales team will be able to significantly expand the Company's sales and revenues, given the new focus on the business market and the expansion of the Company's product portfolio.

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

     Anacom Communications, Inc. ("Anacom"), an independent subsidiary of the Company and provider of real-time transaction processing services to Internet merchants, ceased operations in June 2001 following the unauthorized access to Anacom's databases. Future operating losses and liquidity will be favorably impacted by Anacom's shut-down, as Anacom recorded operating losses, excluding non-cash charges, of $1,676,000 and $1,091,000 for 2000 and 2001, respectively. The cessation of the Anacom operations has had no affect on the Company's secure e-messaging services since the Anacom business and technologies were entirely independent of the Zix technologies and operations.

     The Company is in the development stage and anticipates further operating losses in 2002. The Company took steps, in late 2001 and early 2002, to decrease its cash expenditure rate, including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. Non-cash charges in 2002 for stock-based compensation and depreciation and amortization should be substantially less than the corresponding amounts in 2001.

Results of Operations

  Continuing Operations

    Revenues

     Revenues increased from $123,000 and $227,000 for the three months and six months ended June 30, 2001 to $303,000 and $692,000 for the corresponding periods in 2002. The Company began charging for its ZixMail product and services in first quarter 2001; however, substantially all of the Company's revenues for the six month period in 2001 were generated by Anacom, an independent subsidiary of the Company which ceased operations in June 2001. Revenues in the first six months of 2002 included $234,000 per quarter as a result of the pro-rata recognition of the future minimum payments associated with the Company's Marketing and Distribution Agreement with Entrust Inc. ("Entrust"). Entrust is scheduled to pay the Company future minimum payments aggregating $3,750,000 through January 2005, which are being recognized as revenue ratably over the four year maximum service period ending in December 2005. Additionally, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. ("911"), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment received from 911 in 2001 was included in first quarter 2002 revenues. Subscription fees billed or received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

    Cost of revenues

     Cost of revenues decreased from $3,259,000 and $6,533,000 for the three months and six months ended June 30, 2001 to $2,513,000 and $5,408,000 for the corresponding periods in 2002. This decrease is primarily attributable to Anacom expenditures of $388,000 and $666,000 for the three month and six month periods in 2001 that were eliminated in the comparable 2002 periods following the cessation of Anacom's operations in June 2001. Non-cash charges for depreciation and amortization of property and equipment decreased from $2,029,000 and $4,036,000 for the three month and six month periods in 2001 to $1,965,000 and $4,020,000 for the corresponding periods in 2002.

    Research and development expenses

     Research and development expenses decreased from $2,591,000 and $4,796,000 for the three month and six month periods in 2001 to $1,532,000 and $3,596,000 for the corresponding periods in 2002. Expenses, excluding non-cash charges, decreased by $1,048,000 from $2,233,000 for the three month period in 2001 to $1,185,000 for the corresponding period in 2002 and decreased $1,959,000 from $4,084,000 for the six month period in 2001 to $2,125,000 for the corresponding period in 2002. These changes are primarily due to reduced third party consulting expenditures of $927,000 for the three month and $1,772,000 for the six month reporting periods. The decrease for the six month period was partially offset by an increase in non-cash charges of $759,000 from $712,000 in 2001 to $1,471,000 in 2002. The increase is primarily due to a non-recurring charge of $762,000 for the cost to license certain patents held by Tumbleweed Communications Corp.

    Selling, general and administrative expenses

     Selling, general and administrative expenses decreased from $6,135,000 and $15,044,000 for the three month and six month periods in 2001 to $4,645,000 and $9,978,000 for the corresponding periods in 2002. In April

2002, the Company and Yahoo! Inc. ("Yahoo!") entered into an agreement that terminated the Company's obligation to provide secure messaging services to users of Yahoo! Mail. In connection with the termination of the secure messaging services, the total remaining commitment owed to Yahoo! was reduced by $850,000, the Company recorded contract termination costs of $600,000, and the Company issued Yahoo! a 6% promissory note in the amount of $2,500,000, which has been converted into 468,514 shares of the Company's common stock. Therefore, advertising expenditures associated with Yahoo!, totaling $850,000 and $1,600,000 for the three month and six month periods of 2002, are reported as non-cash expenditures. Accordingly, expenses, excluding non-cash charges, decreased by $2,183,000 from $5,562,000 for the three month period in 2001 to $3,379,000 for the corresponding period in 2002 and decreased $3,570,000 from $10,152,000 for the six month period in 2001 to $6,582,000 for the corresponding period in 2002. These changes are primarily due to reduced discretionary advertising expenditures of $958,000 from $1,138,000 in 2001 to $180,000 in 2002 for the three month period and $1,965,000 from $2,247,000 in 2001 to $282,000 in 2002 for the six month reporting period. Also, contributing to the decrease were the Anacom expenditures of $389,000 and $666,000 for the three month and six month respective reporting periods in 2001 that were eliminated in the comparable 2002 periods following cessation of Anacom's operations in June 2001.

     Non-cash charges increased $693,000 from $573,000 for the three month period in 2001 to $1,266,000 for the corresponding period in 2002, but decreased $1,496,000 from $4,892,000 for the six month period in 2001 to $3,396,000 for the corresponding period in 2002. The increase in the three month reporting period is primarily due to non-recurring costs of $850,000 associated with the Yahoo! advertising agreement, which has been terminated as discussed above, and stock-based compensation related to stock option grants to employees, which increased by $428,000. These increases were partially offset by a decrease of $588,000 in non-cash charges associated with Anacom in 2001 that were eliminated in the comparable 2002 period following cessation of Anacom's operations in June 2001. The decrease in the six month reporting period is primarily due to 2001 non-cash charges of $2,891,000 related to Anacom, which were eliminated in 2002, and partially offset by $1,600,000 of non-recurring costs in 2002, related to Yahoo!

    Investment and other income

     Investment and other income decreased from $468,000 and $1,142,000 for the three months and six months ended June 30, 2001 to $72,000 and $187,000 for the corresponding periods in 2002 due to a decrease in invested cash and marketable securities and lower interest rates.

    Income taxes

     The income tax benefit on the loss from continuing operations in 2001 and 2002 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted losses and tax credits. A current tax benefit of $269,000 was recorded in the second quarter of 2002 due to recent legislative changes extending the net operating loss carry back period from two years to five years. The Company has fully reserved its net deferred tax assets due to the uncertainty of future taxable income from the Company's business initiatives.

    Loss from continuing operations

     As a result of the foregoing, the Company experienced losses from continuing operations of $11,394,000 and $25,004,000 for the three months and six months ended June 30, 2001, respectively, as compared to losses of $8,046,000 and $17,834,000 for the corresponding periods in 2002.

    Discontinued Operations

     The Company recorded a gain of $117,000 in the second quarter of 2002 due to a reduction in estimated future costs for various indemnification issues associated with the disposal of its remaining operating businesses in 1998.

Liquidity and Capital Resources

     At June 30, 2002, the Company's principal source of liquidity was its net working capital position of $6,713,000, including cash and marketable securities of $10,799,000. The Company plans to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities, U.S. government and agency securities or money market funds. The Company's loss from continuing operations for the first half of 2002 included significant non-cash expenses, aggregating $8,915,000, including depreciation and amortization of $4,848,000. Net cash used by continuing operations for the first half of 2002 was $9,236,000, primarily representing continued development and operating costs relating to establishing the Company's Internet-related business.

     In April 2002, the Company and Yahoo! entered into an agreement that terminated the Company's obligation to provide secure messaging services to users of Yahoo! Mail. The original arrangement primarily addressed the consumer market for the Company's products and services, rather than the commercial markets in which the Company is now focusing. In connection with the termination of the secure messaging services, the total remaining commitment owed to Yahoo! was reduced by $850,000, the Company recorded contract termination costs of $600,000, and the Company issued Yahoo! a 6% promissory note in the amount of $2,500,000, which is payable in either cash or registered common stock at the option of the Company. In July 2002, upon registration of the applicable common shares with the SEC, the $2,500,000 promissory note plus accrued interest was converted into 468,514 shares of the Company's common stock at a conversion price of $5.41, representing the average closing price of the Company's common stock for the three day period prior to the effective registration of such shares.

     The Company's near-term liquidity will be negatively impacted as the Company continues its development stage activities. The Company began charging for its ZixMail product and related services in the first quarter of 2001 and in 2002 began offering two additional products. Under its reseller and distributor agreements with Entrust, Inc., AlphaOmega Soft Co., Ltd. and Digitopia Co. Ltd., the Company expects to receive future minimum payments of $5,970,000 through 2005, including $220,000 in 2002. The Company took steps, in late 2001 and early 2002, to decrease its cash expenditure rate, including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. The trend for additions to property and equipment continues to decline, with 2002 capital expenditures not expected to exceed $1,000,000.

     While the Company has never had significant revenues under its current business strategies, it believes existing cash and marketable securities combined with scheduled installment payments due from resellers and distributors are sufficient to sustain its estimated level of operating expenditures through the end of the first quarter 2003. Customer orders expected in the last half of 2002 should lengthen such time period. The Company is considering various capital funding alternatives in order to strengthen the Company's financial position. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for the Company's shares of common stock. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed. The Company currently has no existing borrowings or credit facilities.

Risks and Uncertainties

     In these risk factors, "we," "us," "our" and "Zix" refer to Zix and its subsidiaries.

    We have no significant revenues, and we may not be able to raise needed funds

     While the Company has never had significant revenues under its current business strategies, we believe our $10,799,000 in cash and marketable securities at June 30, 2002, combined with scheduled installment payments due from resellers and distributors of approximately $1,320,000, are sufficient to sustain our estimated level of operating expenditures through the end of the first quarter of 2003. We are considering various capital funding alternatives in order to strengthen our financial position. We cannot assure you that we will be able to raise additional capital on satisfactory terms, if and when needed.

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

    Competition in the secure e-messaging delivery business is expected to increase, which could cause our business to fail

     Zix's products and services are targeted to the secure e-messaging delivery market. Although there are many large, well-funded participants in the information technology (IT) security industry, none currently participate in the secure e-messaging delivery market. Zix's primary competitors in this market are Tumbleweed Communications, CertifiedMail.com, PrivateExpress and Sigaba Corporation. Zix believes that the secure e-messaging delivery market is immature, and, for the most part, unpenetrated, unlike many segments of the IT security industry - which are saturated. After several years of infrastructure deployment and product development, Zix believes that it is the only provider that has made the investments necessary to successfully penetrate the relatively untapped secure e-messaging delivery market. Zix does not believe that its primary competitors have made the investments required to match Zix's infrastructure development and product offerings. Nevertheless, others may, over time, make the necessary investments in infrastructure and product offerings. These competitors may develop new technologies that are perceived as being more secure, effective or cost efficient than our own. If Zix is not successful in exploiting the technology advantage it believes it currently holds, these competitors could successfully garner a significant share of the market, to the exclusion of Zix. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.

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

    If the market for secure Internet e-messaging does not continue to grow, demand for our products and services will be adversely affected

     The market for secure Internet e-messaging is at an early stage of development. Continued growth of the secure Internet e-messaging market will depend to a large extent on the public recognizing the potential threat posed by computer hackers and other unauthorized users. Failure of the secure e-messaging market to grow could reduce demand for our products and services, which would harm our business.

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

     As was previously announced, we determined in June 2001 that credit card databases at our independently operated subsidiary, Anacom Communications, Inc. (we refer to it as "Anacom"), had been improperly accessed. As a result of this improper access, we shut down the Anacom operations and Anacom ceased doing business. The ZixMail and ZixMail.net systems and our secure data center operations were entirely separate from the systems operated by Anacom. No Zix technologies or operations were involved in the incident, nor are the Anacom technologies involved being used in our "Zix" family of secure e-messaging products and services. Accordingly, we do not anticipate that this breach will have any lasting effect on the development and deployment of our secure e-messaging products and related services. Although no claims have been asserted against us with respect to this incident to date, claims could be asserted in the future. We are unable to assess the amount of the liability, if any, to Anacom or us, which may result from any claims that may be asserted.

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

    We depend on key personnel

     We depend on the performance of our senior management team - including our Chairman, President and Chief Executive Officer, John A. Ryan, and his direct reports; our Founder, David P. Cook; and other key employees, particularly highly skilled technical personnel. Our success also depends on our ability to attract, retain and motivate these individuals. There is competition for these personnel, and we face a tight employment market for the particular individuals we need to attract. Other than for Messrs. Ryan and Cook, none of our employees have employment contracts with us nor are there any agreements with members of our senior management team or other key employees that prevent them from leaving Zix at any time. In addition, we do not maintain key person life insurance for any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

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

    A private investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions

     George Weaver Haywood, a private investor, has beneficial ownership of approximately 21.5% of our outstanding common stock, according to his most recent filings with the Securities and Exchange Commission (we refer to it as the "SEC"). Mr. Haywood, in his most recent SEC filing on Schedule 13D, has stated that our stock was acquired for investment purposes, and he may purchase additional shares of our stock or, alternatively, sell shares of our stock, from time-to-time. However, because of his large percentage ownership, Mr. Haywood could be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. Mr. Haywood's interests may not be aligned with the interests of our other shareholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the six month period ended June 30, 2002, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company's 2001 Annual Report to Shareholders on Form 10-K/A.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on July 29, 2002. At this meeting, the shareholders elected as directors of the Company, David P. Cook, Michael E. Keane, James S. Marston, John A. Ryan, Antonio R. Sanchez, Jr. and Dr. Ben G. Streetman. The tabulation of votes with respect to the election of directors is as follows:

     Nominee                        Shares For                Shares Withheld
     -------                        ----------                ---------------
David P. Cook                       16,464,663                    195,659
Michael E. Keane                    16,474,224                    186,089
James S. Marston                    16,453,832                    206,490
John A. Ryan                        16,476,122                    184,200
Antonio R. Sanchez, Jr.             16,287,442                    372,880
Dr. Ben G. Streetman                16,464,156                    196,166

     The shareholders voted to amend the Company's Articles of Incorporation to change the Company's name from ZixIt Corporation to Zix Corporation. The tabulation of the votes with respect to the Company's name change is as follows:

                              For                 16,191,593
                              Against                391,684
                              Abstain                 77,045

     The shareholders voted to increase the number of shares of common stock available for grant under the 2001 Stock Option Plan from 850,000 to 1,500,000 shares. The tabulation of votes with respect to the change in the number of shares available for grant is as follows:

                              For                 15,171,951
                              Against              1,353,741
                              Abstain                134,630

     The shareholders voted to increase the number of shares of common stock available for grant under the 1999 Directors' Stock Option Plan from 750,000 to 975,000 shares. The tabulation of votes with respect to the change in the number of shares available for grant is as follows:

                              For                 15,157,010
                              Against              1,366,454
                              Abstain                136,858

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

               Description of Exhibits

               3.1* Articles of Amendment to the Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on August 1, 2002. Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on December 4, 2001 (filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

               3.2*  Restated Bylaws of Zix Corporation, dated August 1, 2002.

               10.1* Zix Corporation 1999 Directors' Stock Option Plan (Amended
                     and Restated as of August 1, 2002).

               10.2* Zix Corporation 2001 Stock Option Plan (Amended and
                     Restated as of August 1, 2002).

-------------
*Filed herewith.


          b.   Reports on Form 8-K

               No reports of the Registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended June 30, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ZIX CORPORATION
                                    (Registrant)

Date: August 14, 2002               By:         /s/ Steve M. York
                                       -----------------------------------------
                                                    Steve M. York
                                       Senior Vice President, Chief Financial
                                               Officer, and Treasurer
                                          (Principal Financial Officer and
                                              Duly Authorized Officer)