Form 10-Q
period 2002-09-30
ZIX CORP
filed 2002-11-14
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-17995

ZIX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2216818
(State of Incorporation)	(I.R.S. Employer Identification Number)

2711 North Haskell Avenue
Suite 2300, LB 36
Dallas, Texas 75204-2960
(Address of Principal Executive Offices)

(214) 370-2000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2002
Common Stock, par value $.01 per share	18,592,565

INDEX

PART I—FINANCIAL INFORMATION

Page Number
Item 1. Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001 and for the cumulative period from January 1, 1999 through September 30, 2002	4

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity for the nine months ended September 30, 2002	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and for the cumulative period from January 1, 1999 through September 30, 2002	6

Notes to Condensed Consolidated Financial Statements	7

Independent Accountant’s Review Report	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	28

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$12,498	$8,857
Marketable securities	4,260	11,208
Restricted cash investments	5,000	—
Other current assets	1,449	2,108

Total current assets	23,207	22,173

Property and equipment, net	4,239	10,263

	$27,446	$32,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,561	$3,506
Convertible notes payable, net of unamortized issuance discount of $1,306	6,694	—
Liabilities related to discontinued operations	323	1,056
Deferred revenues	692	345

Total current liabilities	10,270	4,907

Commitments and contingencies

Convertible preferred stock:
Series A convertible preferred stock, $1 par value, 819,886 shares authorized; 765,559 issued and outstanding (aggregate liquidation preference $3,007)	2,063	—
Series B convertible preferred stock, $1 par value, 1,304,815 shares authorized, issued and outstanding (aggregate liquidation preference $4,707)	3,251	—

	5,314	—
Stockholders’ equity:
Preferred stock, $1 par value, 7,875,299 shares authorized in 2002 and 10,000,000 shares authorized in 2001; none outstanding	—	—
Common stock, $.01 par value, 175,000,000 shares authorized; 20,566,777 issued, 18,239,596 outstanding in 2002 and 19,861,118 issued, 17,557,854 outstanding in 2001	206	199
Additional capital	188,887	177,119
Unearned stock-based compensation	(719)	(2,536)
Treasury stock, at cost	(11,507)	(11,414)
Accumulated deficit (net of deficit accumulated during the development stage of $166,459 at September 30, 2002 and $139,979 at December 31, 2001)	(165,005)	(135,839)

Total stockholders’ equity	11,862	27,529

	$27,446	$32,436

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Cumulative During Development Stage (From January 1, 1999 Through September 30, 2002)
	2002	2001	2002	2001
Revenues	$434	$36	$1,126	$263	$1,936
Cost of revenues	(2,024)	(2,647)	(7,432)	(9,180)	(37,538)
Research and development expenses	(1,381)	(2,318)	(4,977)	(7,114)	(46,205)
Selling, general and administrative expenses	(4,785)	(6,350)	(14,763)	(21,394)	(89,224)
Investment and other income	55	339	242	1,481	9,092
Interest expense	(1,762)	—	(1,762)	—	(1,762)
Realized and unrealized loss on investments	—	(1,500)	—	(1,500)	(6,593)

Loss from continuing operations before income taxes	(9,463)	(12,440)	(27,566)	(37,444)	(170,294)
Income taxes	—	—	269	—	1,076

Loss from continuing operations	(9,463)	(12,440)	(27,297)	(37,444)	(169,218)
Discontinued operations	700	—	817	48	2,759

Net loss	$(8,763)	$(12,440)	$(26,480)	$(37,396)	$(166,459)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.67)	$(0.73)	$(1.69)	$(2.19)
Discontinued operations	0.04	—	0.05	—

Net loss	$(0.63)	$(0.73)	$(1.64)	$(2.19)

Weighted average shares outstanding	18,136	17,068	17,793	17,050

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

			Stockholders’ Equity
	Convertible preferred stock		Common stock		Additional capital	Unearned stock-based compensation	Treasury stock	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	—	$—	19,861,118	$199	$177,119	$(2,536)	$(11,414)	$(135,839)	$27,529
Common stock issued to Tumbleweed	—	—	116,833	1	761	—	—	—	762
Common stock issued to Yahoo!	—	—	468,514	5	2,530	—	—	—	2,535
Common stock issued to former employees in lieu of severance	—	—	68,622	1	173	—	—	—	174
Issuance of series A convertible preferred stock, net of issuance costs	819,886	2,184	—	—	—	—	—	—	—
Issuance of warrants related to series A convertible preferred stock, net of issuance costs	—	—	—	—	964	—	—	—	964
Conversion of series A preferred stock into common stock	(54,327)	(145)	51,690	—	145	—	—	—	145
Issuance of series B convertible preferred stock, net of issuance costs	1,304,815	3,213	—	—	—	—	—	—	—
Issuance of warrants related to series B convertible preferred stock, net of issuance costs	—	—	—	—	1,420	—	—	—	1,420
Dividends on series A and series B convertible preferred stock	—	62	—	—	2,624	—	—	(2,686)	(62)
Beneficial conversion feature resulting from the issuance of convertible notes payable	—	—	—	—	1,698	—	—		1,698
Issuance of warrants related to convertible notes payable, net of issuance costs	—	—	—	—	1,113	—	—	—	1,113
Unearned stock-based compensation for service providers	—	—	—	—	267	(267)	—	—	—
Amortization of unearned stock- based compensation	—	—	—	—	—	2,084	—	—	2,084
Other			—	—	73	—	(93)	—	(20)
Net loss	—	—	—	—	—	—	—	(26,480)	(26,480)

Balance, September 30, 2002	2,070,374	$5,314	20,566,777	$206	$188,887	$(719)	$(11,507)	$(165,005)	$11,862

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended September 30		Cumulative During Development Stage (From January 1, 1999 Through September 30, 2002)
	2002	2001
Cash flows from operating activities:
Loss from continuing operations	$(27,297)	$(37,444)	$(169,218)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	6,467	8,328	30,670
Stock-based compensation	2,240	5,633	34,733
Stock issued to Tumbleweed	762	—	762
Stock issued to Yahoo! for services	1,935	—	1,935
Beneficial conversion feature resulting from the issuance of convertible notes payable	1,698	—	1,698
Amortization of issuance discount on convertible notes payable	47	—	47
Write-off of investment in Maptuit Corporation	—	1,500	5,000
Loss on Lante Corporation common stock	—	—	1,593
Write-off of digital identification certificates	—	—	3,000
Other non-cash expenses	—	300	864
Changes in assets and liabilities, excluding divestiture of businesses:
Other assets	659	279	(1,078)
Current liabilities	(283)	101	1,994

Net cash used by continuing operations	(13,772)	(21,303)	(88,000)
Net cash provided (used) by discontinued operations	84	(5)	(1,374)

Net cash used by operating activities	(13,688)	(21,308)	(89,374)

Cash flows from investing activities:
Purchases of property and equipment, net	(443)	(1,078)	(32,407)
Purchases of marketable securities	(12,926)	(20,674)	(192,968)
Sales and maturities of marketable securities	19,874	40,007	215,916
Purchase of restricted cash investments	(5,000)	—	(5,000)
Investment in Maptuit Corporation	—	(2,000)	(5,000)
Purchase of Anacom Communications	—	—	(2,500)
Proceeds from sales of businesses, net of cash sold	—	—	5,885

Net cash provided (used) by investing activities	1,505	16,255	(16,074)

Cash flows from financing activities:
Proceeds from private placement of convertible notes payable and related warrants, net of issuance costs	7,918	—	7,918
Proceeds from private placement of convertible preferred stock and related warrants, net of issuance costs	7,906	—	7,906
Proceeds from private placement of common stock, net of issuance costs	—	—	43,784
Proceeds from exercise of stock options	—	228	4,085

Net cash provided by financing activities	15,824	228	63,693

Effect of exchange rate changes on cash and cash equivalents	—	(25)	(39)

Increase (decrease) in cash and cash equivalents	3,641	(4,850)	(41,794)

Cash and cash equivalents, beginning of period	8,857	13,347	54,292

Cash and cash equivalents, end of period	$12,498	$8,497	$12,498

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying financial statements of Zix Corporation (formerly ZixIt Corporation), which should be read in conjunction with the audited consolidated financial statements included in the Company’s 2001 Annual Report to Shareholders on Form 10-K/A, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2001 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

Since 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail™ is a secure desktop email application that enables Internet users to send and receive encrypted messages to anyone quickly and easily. The Company did not begin to charge for the use of ZixMail until the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM™ (Virtual Private Messenger) is a server-based encryption solution that provides instant security, control, and flexibility for inbound and outbound corporate email. ZixAuditor™ , a unique assessment service, allows organizations to identify, quantify, and report email vulnerabilities and monitor ongoing communications. The Company’s most recent offering, ZixPort™, provides existing company portals with private and secure communication capabilities while minimizing the impact to existing IT, Web, or security infrastructure. Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. The Company currently has no significant revenues and utilization of cash resources continues at a substantial level. The Company has taken steps, in late 2001 and early 2002, to decrease its cash expenditure rate, including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs. At September 30, 2002, the Company’s cash and marketable securities totaled $21,758,000, of which $5,000,000 is restricted.

The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, because a loss from continuing operations was reported for each period presented. In calculating the basic and diluted loss per common share for the three month and nine month periods ending September 30, 2002, the Company’s loss from continuing operations and net loss have been increased by $2,686,000, representing the preferred stock dividend requirements of the Series A and B convertible preferred stocks.

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

2.	Convertible Notes, Convertible Preferred Stocks and Stockholder’s Equity

Private Placements

On September 18, 2002, the Company completed two separate series of private placements whereby the Company received an aggregate of $16,000,000 in cash, in exchange for convertible notes, two separate series of convertible redeemable preferred stock and warrants to purchase the Company’s common stock. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) on September 20, 2002, which provided a description of these financing transactions, copies of the executed documents and a summary of the risks and uncertainties associated with these transactions.

Issuance of Convertible Notes

The Company issued $8,000,000 in Convertible Notes (“Notes”) with a coupon rate of 6.5% to institutional investors. As part of this placement, the Note holders received immediately exercisable warrants to purchase 386,473 shares of the Company’s common stock at a price per share of $4.14 for a period of three years. The Note holders have the right at any time to convert the Notes into shares of the Company’s common stock at a conversion price of $3.78 per share and the Company, under certain circumstances, has the right to require such conversion if the Company’s common stock trades above $4.54 for specified periods and other conditions are met. The Notes were initially convertible into 2,116,402 shares of the Company’s common stock.

Unless previously converted, the Notes are payable in six monthly installments of $500,000 each plus accrued interest beginning January 1, 2003, and the remaining $5,000,000 plus accrued interest is due October 1, 2003. From October 1 through November 11, 2002, the Note holders converted approximately $1,324,000 of the Notes, plus accrued interest of $10,000, into 352,969 shares of the Company’s common stock, thereby eliminating the January and February 2003 installment payments and a portion of the payment scheduled for March 2003. The Company may prepay the Notes at any time, provided certain conditions are met, upon payment of a 5% premium. The Notes are redeemable at the Note holder’s option, in cash, at a premium of not less than 25% if certain defaults occur, or a premium of 15% if the Company experiences a change of control, as defined, while the Notes are outstanding. The Notes are secured by the assets of the Company and prohibit the use of the Company’s cash and marketable securities in an amount equal to the principal installment due on October 1, 2003, presently $5,000,000.

The fair value of the warrants issued to the Note holders, aggregating $1,148,000 using the Black-Scholes option pricing model, has been recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Notes. At September 30, 2002, the carrying value of the $8,000,000 in Notes was $6,694,000. The unamortized issuance discount of $1,306,000 at September 30, 2002 represents the sum of the $1,148,000 in warrant value and the estimated issuance costs allocated to the Notes totaling $205,000, reduced by $47,000 of non-cash interest expense from the amortization of the issuance discount for the period September 18, 2002 to September 30, 2002. This issuance discount is being amortized, as interest expense, based upon the expected redemption dates of the Notes using the effective interest rate method, resulting in an effective interest rate of 29.5%, including the 6.5% cash interest coupon on the Notes. When convertible debt is converted into shares of the Company’s common stock, the carrying value of the converted debt is eliminated and a corresponding increase is recorded to common stock and additional capital. Separately, as a result of the significant issuance discount on the Notes, in the third quarter of 2002, the Company recorded a non-recurring, non-cash interest expense charge of $1,698,000, with an offsetting increase to additional capital, representing the beneficial conversion feature resulting from the Notes being convertible into 2,116,402 shares of common stock at an effective price less than the fair market value of the common stock on the date the Notes were issued.

Issuance of Series A Convertible Preferred Stock

The Company received total proceeds of $3,250,000 in exchange for shares of a newly created Series A Convertible Preferred Stock (“Series A”) and warrants to purchase 288,244 shares of the Company’s common stock. Series A investors are comprised of Antonio R. Sanchez, Jr., a director of the Company, and related entities, John A. Ryan, the Company’s chairman, president and chief executive officer, and David P. Cook, founder of the Company, who invested $2,000,000, $750,000 and $500,000, respectively. Mr. Sanchez, currently beneficially owns approximately 12.3% of the Company’s common shares. The Series A accrues cumulative dividends at the rate of 6.5% per annum and, subject to the terms of a voting agreement between the Company and Series A investors, votes on an as-converted basis. Series A investors have the right at any time to convert their preferred shares and accrued dividends into shares of the Company’s common stock at a conversion price of $4.12 per share of common stock and the Company, under certain circumstances, has the right to require such conversion if the Company’s common stock trades above $6.18 for specified periods. The Series A was initially convertible into 780,085 shares of the Company’s common stock. Subsequently, in September 2002, Mr. Cook converted $213,000 of Series A into 51,690 shares of the Company’s common stock.

Unless previously converted, beginning May 2003, and every two months thereafter until September 2004, a pro-rata amount of the Series A and related accrued dividends will be automatically converted into shares of the Company’s common stock at a conversion price of $3.92 per share of common stock unless the then-current market price of the Company’s common stock is less than $3.92, at which time the Series A investors may elect to defer such conversion to the next bi-monthly redemption date. In September 2004, at maturity, the Company will redeem any unconverted Series A by issuing the Company’s common stock, subject to shareholder approval in certain circumstances, or by paying cash, at the sole discretion of the Company. The warrants to purchase shares of the Company’s common stock issued to the Series A investors have an exercise price per share of $4.51, become exercisable in March 2003 and expire in September 2006.

The fair value of the warrants issued to the Series A investors, aggregating $960,000 using the Black-Scholes option pricing model, has been recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series A. At September 30, 2002, the carrying value of the $3,001,000 in outstanding Series A was $2,063,000. The unamortized issuance discount of $938,000 at September 30, 2002 represents the sum of the $960,000 in warrant value and the estimated issuance costs allocated to the preferred stock totaling $71,000, reduced by $24,000 of preferred stock dividends for the period September 18, 2002 to September 30, 2002 and $69,000 for the unamortized issuance discount associated with the preferred shares previously converted. The carrying value of the Series A is being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series A is converted into shares of the Company’s common stock, the carrying value of the converted preferred stock is eliminated and a corresponding increase is recorded to common stock and additional capital. Separately, as a result of the significant issuance discount on the Series A, in the third quarter of 2002, the Company recorded a non-recurring, non-cash preferred stock dividend of $897,000, with an offsetting increase to additional capital, representing the beneficial conversion feature resulting from the Series A being convertible into 780,085 shares of common stock at an effective price less than the fair market value of the common stock on the date the Series A was issued.

Issuance of Series B Convertible Preferred Stock

The Company received total proceeds of $4,750,000 from three accredited investors in exchange for shares of a newly created Series B Convertible Preferred Stock (“Series B”) and warrants to purchase 421,284 shares of the Company’s common stock. Series B investors include George W. Haywood, a current beneficial owner of approximately 25.4% of the Company’s common shares, who invested $3,450,000.

The Series B is non-voting and accrues cumulative dividends at the rate of 6.5% per annum. Series B investors have the right at any time to convert their preferred shares and accrued dividends into shares of the Company’s common stock at a conversion price of $3.78 per share of common stock and the Company, under certain circumstances, has the right to require such conversion if the Company’s common stock trades above $5.67 for specified periods. The Series B is initially convertible into 1,242,680 shares of the Company’s common stock.

Unless previously converted, beginning May 2003, and every two months thereafter until September 2004, a pro-rata amount of the Series B will be automatically converted into shares of the Company’s common stock at a conversion price that is equal to the lesser of the Series B conversion price then in effect, or 90% of the fair market value of the common stock at the time of conversion. The warrants to purchase shares of the Company’s common stock issued to the Series B investors have an exercise price per share of $4.51, become exercisable in March 2003 and expire in September 2006.

The fair value of the warrants issued to the Series B investors, aggregating $1,403,000 using the Black-Scholes option pricing model, has been recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series B. At September 30, 2002, the carrying value of the $4,697,000 in Series B was $3,251,000. The unamortized issuance discount of $1,446,000 at September 30, 2002 represents the sum of the $1,403,000 in warrant value and the estimated issuance costs allocated to the preferred stock totaling $81,000, reduced by $38,000 of preferred stock dividends for the period September 18, 2002 to September 30, 2002. The carrying value of the Series B is being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series B is converted into shares of the Company’s common stock, the carrying value of the converted preferred stock is eliminated and a corresponding increase is recorded to common stock and additional capital. Separately, as a result of the significant issuance discount on the Series B, in the third quarter of 2002, the Company recorded a non-recurring, non-cash preferred stock dividend of $1,726,000, with an offsetting increase to additional capital, representing the beneficial conversion feature resulting from the Series B being convertible into 1,242,680 shares of common stock at an effective price less than the fair market value of the common stock on the date the Series B was issued.

General Terms of Private Placements

The Company has registered with the SEC, as required under the financing agreements, approximately 5.7 million shares of common stock, representing in the aggregate the approximate number of common shares potentially issuable, at the current conversion prices, upon conversion or exercise of the convertible securities and related warrants. Current rules of The Nasdaq Stock Market require the Company to obtain shareholder approval for the issuance of the approximately 5.0 million shares of the common stock being registered relating to the Notes and associated warrants, the Series A, and the Series B that is in excess of approximately 3.6 million shares and for the potential issuance of our common stock to the holders of the Series A at a price below the greater of the book or market value of our common stock (measured as of the date of issuance of the Series A). To provide the Company the most flexibility under the provisions of these financing transactions, the Company plans to call a special shareholders’ meeting as soon as practicable to obtain the requisite shareholder approval. If the Company does not obtain such shareholder approval, the Company may be required in certain circumstances to redeem some shares of Series A and Series B for cash. Additionally, the convertible securities and related warrants contain various provisions regarding anti-dilution adjustments, early redemption events, liquidation preferences, penalties for non-performance under the various agreements, and restrictions on the issuance of certain indebtedness and the payment of cash dividends.

The Company expects its expenses associated with completing these financing transactions to range from $525,000 to $775,000, depending on the extent to which the Notes are converted into common stock.

Other

In April 2002, the Company and Yahoo! Inc. (“Yahoo!”) entered into an agreement that terminated the Company’s obligation to provide secure messaging services to users of Yahoo! Mail. The original arrangement primarily addressed the consumer market for the Company’s products and services, rather than the commercial markets in which the Company is now focusing. In connection with the termination of the secure messaging services in the second quarter of 2002, the total remaining commitment owed to Yahoo! was reduced by $850,000, the Company recorded contract termination costs of $600,000, and the Company issued Yahoo! a 6% promissory note in the amount of $2,500,000, which was payable in either cash or registered common stock at the option of the Company. In July 2002, upon registration of the applicable common shares with the SEC, the $2,500,000 promissory note plus accrued interest was converted into 468,514 shares of the Company’s common stock at a conversion price of $5.41, representing the average closing price of the Company’s common stock for the three day period prior to the effective registration of such shares.

Research and development expenses in the first quarter of 2002 included a one-time charge of $762,000, representing the value of approximately 117,000 shares of the Company’s common stock issued to Tumbleweed

Communications Corp. (“Tumbleweed”), in connection with an agreement granting the Company a license to certain Tumbleweed patents and the right to license future patents at a fixed price.

3.	Revenues

Revenues are recorded when services are rendered. Subscription fees billed or received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. Presently, the Company’s subscription service includes the delivery of licensed software, customer support and secure email solutions. The customer generally downloads the software over the Internet, receives a diskette for general enterprise deployment or is provided an appliance with pre-installed software. Subscriptions to date have generally been annual non-refundable contracts with no automatic renewal provisions. The subscription period begins on the date specified by the parties.

Revenues for the nine month period ended September 30, 2002 included $702,000 as a result of the pro-rata recognition of the future minimum payments associated with the Company’s Marketing and Distribution Agreement with Entrust Inc. (“Entrust”). Entrust is scheduled to pay the Company future minimum payments aggregating $3,750,000 through January 2005, which are being recognized as revenue ratably over the four year maximum service period ending in December 2005. Other current assets on the September 30, 2002 consolidated balance sheet includes a $702,000 unbilled receivable from Entrust. Additionally, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. (“911”), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment received from 911 in 2001 is included in first quarter 2002 revenues.

4.	Contingencies

On December 30, 1999, the Company and ZixCharge.com, Inc. (“ZixCharge”), a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively “Visa”) in the 192nd Judicial District Court of Dallas County, Texas, which alleged that Visa undertook a series of actions that interfered with its ZixCharge prospective business relationships and disparaged the Company, its products, its management and its stockholders. After a three-week jury trial in July 2002, the jury decided in favor of the Visa defendants.

The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse affect on the Company’s consolidated financial statements.

The Company is currently unable to assess the amount of the liability, if any, to Anacom Communications, Inc. (“Anacom”) or the Company, which may result from the June 2001 unauthorized access to Anacom’s databases. Anacom, an independent subsidiary of the Company, ceased all operations in June 2001. No Zix technologies or operations were involved in the incident.

5.	Recent Accounting Pronouncement

The Company adopted the provisions of Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. FAS 144 supercedes Statement of Financial Accounting Standards 121, (“FAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” FAS 144 retains FAS 121’s fundamental provisions while providing more guidelines on estimating cash flows when performing a recoverability test, requires specific classification of a long-lived asset or asset group to be disposed of other than by sale and establishes more restrictive criteria to classify an asset or asset group as “held for sale.” The adoption of FAS 144 had no effect on the Company’s results of operations or financial position for the nine month period ended September 30, 2002.

6.	Subsequent Event

In the last half of 2001, the Company wrote off its $5,000,000 investment in Maptuit Corporation (“Maptuit”) due to the uncertainty of whether Maptuit would be able to raise the necessary funds required to execute its business plan such that the Company would be able to recover its investment. In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006, and either one or two million shares of common stock of Maptuit (presently valued at less than $125,000) depending on future events. Any recovery of the Company’s investment in Maptuit will be recorded in the Company’s consolidated financial statements on a cash basis.

Independent Accountants’ Review Report

Board of Directors
Zix Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Zix Corporation as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Zix Corporation as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 30, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Dallas, Texas	/s/ ERNST & YOUNG LLP
October 11, 2002

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In 1998 and prior years, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company’s operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company’s wireless data and security technologies. The Company determined in 1998 that the Company’s businesses were low margin and the markets in which they operated were approaching maturity. Accordingly, the Company decided to exit its then-current businesses, and during 1998 it sold all of its operating units, which have been classified as discontinued operations in the condensed consolidated financial statements. It began evaluating new Internet-related business opportunities — which it deemed to offer more promising prospects for growth and profitability than the previous businesses.

The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail is a secure desktop email application that enables Internet users to send and receive encrypted messages to anyone quickly and easily. The Company began charging for the use of its ZixMail product and related services in the first quarter 2001. In 2002, the Company began offering additional products. ZixVPM™ (Virtual Private Messenger) is a server-based encryption solution that provides instant security, control, and flexibility for inbound and outbound corporate email. ZixAuditor™ , a unique assessment service, allows organizations to identify, quantify, and report email vulnerabilities and monitor ongoing communications. The Company’s most recent offering, ZixPort™, provides existing company portals with private and secure communication capabilities while minimizing the impact to existing IT, Web, or security infrastructure.

The Company’s initial product in the secure email and messaging space, ZixMail, was originally marketed to both the consumer and business markets. In the Spring of 2001, the Company began focusing its ZixMail sales and marketing efforts exclusively toward the business market — but experienced only modest success. Subsequently, in the Fall of 2001, the Company began revamping its sales and marketing team and has hired seasoned sales and account executives with prior experience in either selling security products and services or enterprise software products and services. These changes have not resulted in any significant revenues to-date. However, the Company believes that its experienced sales team will be able to significantly expand the Company’s sales and revenues, given the new focus on the business market and the expansion of the Company’s product portfolio.

The foundation of the Company’s business model for its current set of products and services centers around the financial leverage expected to be generated by revenues that are believed to be predominantly recurring in nature and an efficient cost structure for its secure data center operations, the core of which is expected to remain relatively stable. New business, primarily focused on the corporate market, is expected to be generated from the Company’s own direct sales efforts and the promotional efforts of strategic marketing partners. For financial accounting purposes, subscription fees will generally be recognized as revenue on a prorated basis over the length of the subscription period, usually one year. Subscription fees are generally expected to be collected annually at the beginning of the subscription period.

Anacom Communications, Inc. (“Anacom”), an independent subsidiary of the Company and provider of real-time transaction processing services to Internet merchants, ceased operations in June 2001 following the unauthorized access to Anacom’s databases. Operating losses and liquidity have been favorably impacted by Anacom’s shut-down, as Anacom recorded operating losses, excluding non-cash charges, of $1,676,000 and $1,091,000 for 2000 and 2001, respectively. The cessation of the Anacom operations has had no affect on the Company’s secure e-messaging services since the Anacom business and technologies were entirely independent of the Zix technologies and operations.

The Company is in the development stage and anticipates continued operating losses in 2002 and 2003. The Company took steps, in late 2001 and early 2002, to decrease its cash expenditure rate, including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs.

Results of Operations

  Continuing Operations

Revenues

Revenues increased from $36,000 and $263,000 for the three months and nine months ended September 30, 2001 to $434,000 and $1,126,000 for the corresponding periods in 2002. The Company began charging for its ZixMail product and services in first quarter 2001; however, substantially all of the Company’s revenues for the nine month period in 2001 were generated by Anacom, an independent subsidiary of the Company which ceased operations in June 2001. Revenues in the first nine months of 2002 included $234,000 per quarter as a result of the pro-rata recognition of the future minimum payments associated with the Company’s Marketing and Distribution Agreement with Entrust Inc. (“Entrust”). Entrust is scheduled to pay the Company future minimum payments aggregating $3,750,000 through January 2005, which are being recognized as revenue ratably over the four year maximum service period ending in December 2005. Additionally, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. (“911”), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment received from 911 in 2001 was included in first quarter 2002 revenues. Subscription fees billed or received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

Cost of revenues

Cost of revenues decreased from $2,647,000 and $9,180,000 for the three months and nine months ended September 30, 2001 to $2,024,000 and $7,432,000 for the corresponding periods in 2002. The decrease for the three month period is primarily attributable to a $719,000 reduction in non-cash charges for depreciation and amortization of property and equipment due to certain data center equipment becoming fully depreciated. The decrease for the nine month period, totaling $1,748,000, is primarily due to Anacom expenditures of $577,000, generally incurred in the first half of 2001, which were eliminated in the comparable 2002 period following the cessation of Anacom’s operations in June 2001 and the reduction in depreciation and amortization of property and equipment recorded in the third quarter of 2002.

Research and development expenses

Research and development expenses decreased from $2,318,000 and $7,114,000 for the three month and nine month periods in 2001 to $1,381,000 and $4,977,000 for the corresponding periods in 2002. Expenses, excluding non-cash charges, decreased by $808,000 from $1,957,000 for the three month period in 2001 to $1,149,000 for the corresponding period in 2002 and decreased $2,767,000 from $6,041,000 for the nine month period in 2001 to $3,274,000 for the corresponding period in 2002. These changes are primarily due to reduced third party consulting expenditures of $500,000 for the three month and $2,272,000 for the nine month reporting periods. Additionally, $395,000 in employee recruitment expenses were incurred during the nine month period in 2001 to enhance the Company’s software development capabilities, which were not necessary in the corresponding period of 2002. The decrease for the nine month period was partially offset by an increase in non-cash charges of $630,000 from $1,073,000 in 2001 to $1,703,000 in 2002. The increase is primarily due to a non-recurring charge of $762,000 for the cost to license certain patents held by Tumbleweed Communications Corp.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased from $6,350,000 and $21,394,000 for the three month and nine month periods in 2001 to $4,785,000 and $14,763,000 for the corresponding periods in 2002. Expenses, excluding non-cash charges, decreased by $723,000 from $4,554,000 for the three month period in 2001 to $3,831,000 for the corresponding period in 2002 and decreased $4,293,000 from $14,706,000 for the nine month period in 2001 to $10,413,000 for the corresponding period in 2002. These changes are primarily due to reduced discretionary advertising expenditures of $831,000 from $1,197,000 in 2001 to $366,000 in 2002 for the three month period and $2,796,000 from $3,444,000 in 2001 to $648,000 in 2002 for the nine month reporting period resulting from participation in fewer trade shows in 2002 and the April 2002 cancellation of the Yahoo! Inc. advertising commitment initiated in 2000. The decrease for the three month period was partially offset by increased professional fees of $373,000 relating to the Company’s litigation with Visa. Also, contributing to the decrease for the nine month reporting period were Anacom expenditures of $577,000 that were eliminated in the comparable 2002 period following cessation of Anacom’s operations in June 2001, lower marketing costs totaling $571,000 and non-recurring employee recruitment costs of $306,000. In the near term the Company anticipates expanding its marketing reach into the health care community by developing reseller relationships with established U.S. distributor channels and by adding personnel to the Company’s sales organization.

Non-cash charges decreased $842,000 from $1,796,000 for the three month period in 2001 to $954,000 for the corresponding period in 2002, primarily due to a reduction of $1,149,000 in stock-based compensation related to stock option grants to employees. Non-cash charges decreased $2,338,000 from $6,688,000 for the nine month period in 2001 to $4,350,000 for the corresponding period in 2002, primarily due to stock-based compensation related to stock option grants for employees of $5,358,000, partially offset by $1,900,000 of non-recurring costs in 2002 related to Yahoo! and a non-recurring reduction in expenses in 2001 of $1,101,000 related to Anacom, which ceased operations in June 2001.

Investment and other income

Investment and other income decreased from $339,000 and $1,481,000 for the three months and nine months ended September 30, 2001 to $55,000 and $242,000 for the corresponding periods in 2002 due to a decrease in invested cash and marketable securities and lower interest rates.

Interest expense

Interest expense incurred in the third quarter of 2002 totaled $1,762,000 consisting primarily of a non-recurring, non-cash charge of $1,698,000, representing the beneficial conversion feature resulting from the Convertible Notes being convertible into 2,116,402 shares of common stock at an effective price less than the fair market value of the common stock on the date the Convertible Notes were issued in September 2002.

At September 30, 2002, the unamortized issuance discount relating to the Convertible Notes totaled $1,306,000, which is scheduled to be amortized as interest expense over the life of the Notes through October 1, 2003.

Realized and unrealized loss on investments

In the third quarter of 2001, the Company wrote down its equity investment in Maptuit Corporation by $1,500,000, representing management’s estimate of the investment’s decline in recoverable value.

Income taxes

The income tax benefit on the loss from continuing operations in 2001 and 2002 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted losses and tax credits. A current tax benefit of $269,000 was recorded in the second quarter of 2002 due to recent legislative changes extending the net operating loss carry back period from two years to five years. The Company has fully reserved its net deferred tax assets due to the uncertainty of future taxable income from the Company’s business initiatives.

Loss from continuing operations

As a result of the foregoing, the Company experienced losses from continuing operations of $12,440,000 and $37,444,000 for the three months and nine months ended September 30, 2001, respectively, as compared to losses of $9,463,000 and $27,297,000 for the corresponding periods in 2002.

Discontinued Operations

The Company recorded a gain of $700,000 in the third quarter of 2002 due to a reduction in estimated future costs for various indemnification issues associated with the disposal of its remaining operating businesses in 1998.

Liquidity and Capital Resources

At September 30, 2002, the Company’s principal source of liquidity was its unrestricted cash and marketable securities totaling $16,758,000. The Company plans to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities, U.S. government and agency securities or money market funds. The Company’s loss from continuing operations for the first nine months of 2002 included significant non-cash expenses, aggregating $13,149,000, including depreciation and amortization of $6,467,000. Net cash used by continuing operations for the nine months ended September 30, 2002 and 2001 was $13,772,000 and $21,303,000, respectively, primarily representing continued development and operating costs relating to establishing the Company’s Internet-related business.

The Company has never had significant revenues under its current business strategies and utilization of cash resources continues at a substantial level. The Company’s near-term liquidity will be negatively impacted as the Company continues its development stage activities. The Company began charging for its ZixMail product and related services in the first quarter of 2001 and in 2002 began offering additional products. Under its reseller and distributor agreements with Entrust, Inc., AlphaOmega Soft Co., Ltd. and Digitopia Co. Ltd., the Company is scheduled to receive future minimum payments of $5,920,000 through 2005, including $170,000 in 2002; however, Digitopia Co. Ltd. and the Company are currently assessing the additional product and service requirements to compete successfully in the South Korean market, causing the potential for adjustments to the timing and amounts of Digitopia’s scheduled minimum payments totaling $1,170,000. The Company took steps, in late 2001 and early 2002, to decrease its cash expenditure rate, including reducing personnel and decreasing expenditures for outside consultants and discretionary advertising and promotion costs; however, in the near term the Company anticipates expanding its marketing reach into the health care community by developing reseller relationships with established U.S. distributor channels and by adding personnel to the Company’s sales organization. The trend for additions to property and equipment continues to decline, with 2002 capital expenditures not expected to exceed $1,000,000.

In April 2002, the Company and Yahoo! entered into an agreement that terminated the Company’s obligation to provide secure messaging services to users of Yahoo! Mail. The original arrangement primarily addressed the consumer market for the Company’s products and services, rather than the commercial markets in which the Company is now focusing. In connection with the termination of the secure messaging services in the second quarter of 2002, the total remaining commitment owed to Yahoo! was reduced by $850,000, the Company recorded contract termination costs of $600,000, and the Company issued Yahoo! a 6% promissory note in the amount of $2,500,000, which was payable in either cash or registered common stock at the option of the Company. In July 2002, upon registration of the applicable common shares with the SEC, the $2,500,000 promissory note plus accrued interest was converted into 468,514 shares of the Company’s common stock at a conversion price of $5.41, representing the average closing price of the Company’s common stock for the three day period prior to the effective registration of such shares.

The Company enhanced its overall financial condition as a result of its September 2002 private placements whereby the Company received an aggregate of $16,000,000 in cash, in exchange for $8,000,000 in

Convertible Notes (“Notes”) and warrants and $8,000,000 in Series A and Series B Convertible Redeemable Preferred Stock (“Preferred Stock”) and warrants. The Notes, Preferred Stock, and related warrants, at their date of issuance, were convertible into 5,235,168 shares of the Company’s common stock at prices ranging from $3.78 to $4.51 per share. Subsequent to the issuance of these convertible securities, through November 11, 2002, $1,324,000 of the Notes plus accrued interest of $10,000, and $213,000 of Preferred Stock have been converted into 404,659 shares of the Company’s common stock. The redemption value of the outstanding Notes at November 11, 2002, of approximately $6,676,000 is scheduled to be paid with the related accrued interest, unless previously converted, in a single installment of $176,000 on March 1, 2003, followed by three consecutive monthly installments of $500,000 each, beginning April 1, 2003, and a final payment of $5,000,000 on October 1, 2003. The Notes restrict the issuance of certain indebtedness and the payment of cash dividends, are secured by the assets of the Company and prohibit the use of the Company’s cash and marketable securities in an amount equal to the principal installment due under the Notes on October 1, 2003, presently $5,000,000. Without the approval of our common shareholders at an upcoming special shareholders’ meeting, we will not be able to effect the redemption of all the shares of Preferred Stock through the issuance of shares of common stock and, consequently, we will be required to pay the balance of the redemption amount in either cash or by the issuance of a note. Any notes issued in payment of the redemption amount will have a one-year term and accrue interest. Unless previously presented for conversion, beginning May 2003 and every two months thereafter until September 2004, a pro-rata amount of Preferred Stock and related accrued dividends are scheduled to be converted into shares of the Company’s common stock. The level of progress the Company makes in the near-term in developing its business and the amount of cash requirements needed to fulfill the Company’s obligations under the Notes and Preferred Stock will determine the timing and amount of additional capital required by the Company. The Company currently has no additional credit facilities. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

Risks and Uncertainties

In these risk factors, “we,” “us,” “our,” “ZixCorp” and “Zix” refer to Zix Corporation and its subsidiaries.

As a development-stage company, we have no significant revenues, and we continue to use significant amounts of cash.

During 1998, we sold all of our operating businesses and, since 1999, we have been developing and marketing products and services that bring privacy, security and convenience to Internet users. Successful development of a development-stage enterprise, particularly Internet-related businesses, is costly and highly competitive. A development-stage enterprise involves risks and uncertainties, and there are no assurances that we will be successful in our efforts. We currently have no significant revenues and utilization of cash resources continues at a substantial level.

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

Though we have established strategic and collaborative relationships with several strategic sales and marketing partners, we have not realized significant revenues from these relationships and may not in the future.

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

Enforcing payment obligations of distributors and resellers located outside the United States can be expensive and difficult.

Some of the strategic and other collaborative relationships we have entered into involve distributors and resellers located outside of the United States. The willingness and ability of our foreign distributors and resellers to honor their payment obligations to us may be affected by various factors, including the prevailing economic conditions in their country, foreign currency controls, and their ability to achieve a significant customer base for our products and services and to collect payments from their customers. Enforcing payment obligations against our distributors and resellers located outside the United States could be expensive and difficult.

Competition in the secure e-messaging delivery business is expected to increase, which could cause our business to fail.

Our solutions are targeted to the secure e-messaging delivery services market. Although there are many large, well-funded participants in the information technology (IT) security industry, none currently participate in the secure e-messaging delivery services market. Our primary competitors in this market are Tumbleweed Communications, Sigaba Corporation, Authentica, PostX and CertifiedMail.com. We believe that the secure e-messaging delivery service market is immature, and, for the most part, unpenetrated, unlike many segments of the IT security industry—which are saturated. After several years of infrastructure development and product development, we believe that we are the only provider that has made the investments necessary to successfully penetrate the relatively untapped secure e-messaging delivery services market. We do not believe that our primary competitors have made the infrastructure and development investments required to match our service offerings. Nevertheless, others may, over time, make the necessary investments in infrastructure and service offerings. These competitors may develop new technologies that are perceived as being more secure, effective or cost efficient than our own. If we are not successful in exploiting the technology advantage we believe we currently hold, these competitors could successfully garner a significant share of the market, to the exclusion of ZixCorp. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.

Our inability to develop and introduce new secure e-messaging products and related services and to implement technological changes could harm our business.

The emerging nature of the Internet and the secure Internet e-messaging business and their rapid evolution, require us continually to develop and introduce new products and services and to improve the performance, features and reliability of our existing products and services, particularly in response to competitive offerings. To date, we have achieved no significant revenues from the sale of any of our products and related services.

We also have under development new feature sets for our current product line and are considering new secure e-messaging products and services. The success of new or enhanced products and services depends on several factors—primarily, market acceptance. We may not succeed in developing and marketing new or enhanced products and services that respond to competitive and technological developments and changing customer needs. This could harm our business.

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

While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point we may be required to expand and upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network. In addition, we may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not timely and appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

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

Furthermore, it is critical that our facilities and infrastructure remain secure and the market perceives them to be secure. Despite our implementation of network security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We do not carry insurance to compensate us for losses that may occur as a result of any of these events; therefore, it is possible that we may have to use additional resources to address these problems.

Messages sent through our ZixMail.netTM message portal will reside, for a user-specified period of time, in our data center facilities. Also, since we receive certain payments online for our ZixMailTM service, certain confidential customer information is retained in our data center facilities. Any physical or electronic break-ins or other security breaches or compromises of this information could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

As was previously announced, we determined in June 2001 that credit card databases at our independently operated subsidiary, Anacom Communications, Inc. (we refer to it as “Anacom”), had been improperly accessed. As a result of this improper access, we shut down the Anacom operations and Anacom ceased doing business. The ZixMail and ZixMail.net systems and our secure data center operations were entirely separate from the systems operated by Anacom. No ZixCorp technologies or operations were involved in the incident, nor are the Anacom technologies involved being used in our “Zix” family of secure e-messaging products and services. Accordingly, we do not anticipate that this breach will have any effect on the development and deployment of our secure e-messaging products and related services. Although no claims have been asserted against us with respect to this incident to date, claims could be asserted in the future. We are unable to assess the amount of the liability, if any, to Anacom or us, which may result from any claims that may be asserted.

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

Our products and services employ, and future products and services may employ, public key cryptography technology. With public key cryptography technology, a user has a public key and a private key, which are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of a user’s private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of a user’s private key is predicated on the assumption that it is difficult to mathematically derive a user’s private key from the user’s related public key. Should methods be developed that make it easier to derive a user’s private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require us to make significant changes to our products, which could damage our reputation and otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This, or related, publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.

We depend on key personnel.

We depend on the performance of our senior management team—including our chairman, president and chief executive officer, John A. Ryan, and his direct reports and other key employees, particularly highly skilled technical personnel. Our success also depends on our ability to attract, retain and motivate these individuals. There is competition for these personnel, and we face a tight employment market for the particular individuals we need to attract. Other than Mr. Ryan, none of our employees have employment contracts with us nor are there any agreements with members of our senior management team or other key employees that prevent them from leaving ZixCorp at any time. In addition, we do not maintain key person life insurance for any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

We could be affected by government regulations.

Exports of software products using encryption technology are generally restricted by the United States (we refer to it as the “U.S.”) government. Although we have obtained U.S. government approval to export our secure e-messaging products to almost all countries in the world, the list of countries to which they cannot be exported could be revised in the future. Furthermore, some foreign countries impose restrictions on the use of encryption products. Failure to obtain the required governmental approvals would preclude the sale or use of our products in international markets.

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

We recently completed a capital funding for $16,000,000 through the issuance of $8,000,000 of Notes and associated warrants, $3,250,000 of Series A Convertible Preferred Stock and associated warrants and $4,750,000 of Series B Convertible Preferred Stock and associated warrants. At the current conversion rates, these securities are convertible and exercisable, in the aggregate, into 5,235,168 shares of our common stock (excluding accrued interest and dividends). Furthermore, at some point in the foreseeable future we may determine to seek additional capital funding. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our common stock. In addition, we incentivize employees and attract new employees by issuing options to purchase our shares of common stock. The interest of our existing shareholders could be diluted by stock option issuances to employees and any equity securities issued in a capital funding financing. Moreover, we currently have on file registration statements covering the resale of securities held by existing holders of our common stock, holders of warrants or options to purchase shares of our common stock and the resale of the common stock underlying the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Notes and associated warrants.

Terrorist attacks have contributed to economic instability in the U.S.; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price.

On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks caused instability in the global financial markets and contributed to volatility in the stock prices of U.S. publicly-traded companies. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the U.S. or elsewhere, which may further contribute to economic instability in the U.S. and could harm our business.

We may have liability for indemnification claims arising from the sale of our previous businesses in 1998 and 1997.

We disposed of our previous operating businesses in 1998 and 1997. In selling those businesses, we agreed to provide customary indemnification to the purchasers of those businesses for breaches of representations and warranties, covenants and other specified matters. Although we believe that we have adequately provided for future costs associated with these indemnification obligations, indemnifiable claims could exceed our estimates.

Our directors and executive officers own a substantial percentage of our securities. Their ownership could allow them to exercise significant control over corporate decisions and to implement corporate acts that are not in the best interests of our shareholders as a group.

Our directors and executive officers beneficially own shares of our securities that represent approximately 19.3% of the combined voting power eligible to vote on matters brought before our shareholders, including the Series A Convertible Preferred Stock acquired by Antonio R. Sanchez, Jr., a director and current beneficial owner of 12.3% of our outstanding common stock and John A. Ryan, our chairman, president and chief executive officer. The Series A Convertible Preferred Stock requires us to obtain the consent of the holders of the Series A Convertible Preferred Stock, voting separately as a class, before we may enter into mergers or other business combination transactions. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors and, as noted above, the approval of mergers or other business combination transactions. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

A private investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

George W. Haywood, a private investor, beneficially owns approximately 25.4% of our outstanding common stock. Furthermore, it is important to note that Mr. Haywood acquired shares of our Series B Convertible Preferred Stock. Mr. Haywood’s Series B Convertible Preferred Stock shares are only currently convertible into 388,366 shares of our common stock. This limitation was required in order for us to comply with certain Nasdaq Marketplace Rules (see below under “We must comply with the listing requirements of Nasdaq or our common stock and liquidity will decline.”). In the absence of this Nasdaq limitation, Mr. Haywood’s Series B Convertible Preferred Stock would be convertible into 902,579 shares of our common stock, and assuming our shareholders vote to remove this limitation, his preferred stock will be convertible into this amount of our shares of common stock. Furthermore, Mr. Haywood and an IRA for the benefit of Mr. Haywood hold warrants, which are convertible, beginning March 18, 2003, into 305,986 shares of our common stock. Under applicable state law, the consent of the holders of the Series B Convertible Preferred Stock, voting separately as a class, is required before we may enter into mergers or other business combination transactions. Because of his large percentage ownership, Mr. Haywood could significantly influence all matters requiring approval by our shareholders, including the election of directors and, as noted above, the approval of mergers or other business combination transactions. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders.

Our issuance of the Series A and Series B Preferred Stock, Notes and associated warrants could dilute the interests of our shareholders.

One-ninth of the shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are to be redeemed at two-month intervals beginning eight months after issuance. The redemption amounts payable to the holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are paid in shares of our common stock.

If the approval of our common shareholders is obtained, the value of the common stock used to determine the number of shares of common stock to be issued upon redemption of shares of Series A Convertible Preferred Stock at the final redemption date (that is, two years after issuance) will be the lesser of $3.92 per share and the market value of the common stock at the time of redemption, based on a closing bid price average formula. If the market price of the common stock declines, the number of shares of common stock issuable to the holders of Series A Convertible Preferred Stock upon such final redemption will increase, perhaps substantially. There is no “floor” on the market value calculation and, therefore, there is no “ceiling” on the number of shares of common stock that may be issuable by us upon the final Series A Convertible Preferred Stock redemption. A substantial decline in the market price of the common stock would result in significant dilution to the existing holders of common stock if the Series A Convertible Preferred Stock shares are redeemed at a substantially lower price. This effect will be magnified if one or more interim redemption amounts is deferred to the final redemption date.

The value of the common stock used to determine the number of shares of common stock to be issued upon redemption of shares of Series B Convertible Preferred Stock will be the lesser of the Series B Conversion Price and 90% of the market value of the common stock at the time of redemption, based on a volume-weighted average formula. If the market price of the common stock declines, the number of shares of common stock issuable to the holders of Series B Convertible Preferred Stock upon such automatic redemptions will increase, perhaps substantially. There is no “floor” on the market value calculation and, therefore, there is no “ceiling” on the number of shares of common stock that may be issuable by us upon a Series B Convertible Preferred Stock redemption. A substantial decline in the market price of the common stock would result in significant dilution to the existing holders of common stock if the Series B Convertible Preferred Stock shares are redeemed at a substantially lower price.

The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Notes are convertible by the holders into shares of common stock at any time. The Series A Conversion Price is initially $4.12 per share, the Series B Conversion Price is initially $3.78 per share and the Note Conversion Price is initially $3.78 per share. The conversion prices could be lowered, perhaps substantially, in a variety of circumstances. In the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the conversion prices then in effect (other than certain specified exempt issuances), the conversion prices and the number of shares issuable upon conversion of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock are subject to weighted average anti-dilution adjustment, and the conversion prices and number of shares issuable upon conversion of the Notes are subject to full anti-dilution adjustment. The anti-dilution adjustments applicable to the shares of Series B Convertible Preferred Stock, the Notes and, following the approval of our common shareholders, the shares of Series A Convertible Preferred Stock do (or would) not have a “floor” that would limit reductions in the conversion price of such shares and notes that may occur under certain circumstances. Correspondingly, there is no “ceiling” on the number of shares of common stock that may be issuable, under certain circumstances, following such anti-dilution adjustments.

We issued four-year warrants (first exercisable six months after issue) to the purchasers of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock entitling the warrant holders to purchase an aggregate of 709,528 shares of common stock at an exercise price of $4.51 per share. The exercise price of these warrants is subject to weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the exercise price then in effect (other than certain specified exempt issuances). The “floor” on such anti-dilution adjustments is set at $3.92 per share.

We issued three-year warrants to the holders of the Notes entitling the warrant holders to purchase an aggregate of 386,473 shares of common stock at an exercise price of $4.14 per share. The number of shares of common stock for which these warrants are exercisable and the exercise price of these warrants are subject to full anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the exercise price then in effect (other than certain specified exempt issuances). The anti-dilution adjustments applicable to these warrants do not have a “floor” that would limit reductions in the exercise price of such shares that may occur under certain circumstances, and there is no “ceiling” on the number of shares of common stock that may be issuable, under certain circumstances, following such anti-dilution adjustments.

The number of shares of common stock that may be issued by us upon the conversion or redemption of the shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, the conversion of the Notes and the exercise of the warrants issued to the purchasers of the Notes may not exceed 3,623,856 prior to the approval of our common shareholders. Assuming we receive the approval of our common shareholders, there will be no limitation on the aggregate number of shares of common stock that may be issuable upon the conversion, redemption or exercise of these securities. Based on the initial conversion and exercise prices, which are, as described above, subject to adjustment, the shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, the Notes and all of the warrants issued in the transactions are convertible, redeemable and/or exercisable for an aggregate of 5,235,168 shares of common stock (28.7% of our current outstanding common stock as of September 30, 2002). Notwithstanding the foregoing, no holder of the Notes or the associated warrants is entitled to convert the Notes or exercise the associated warrants to the extent that such conversion or exercise would result in such person and its affiliates being the holders of more than 4.99% of the shares of common stock outstanding after giving effect to the conversion or exercise. This restriction does not prohibit a holder from converting or exercising up to 4.99% of the shares then outstanding, then selling those shares and later converting or exercising up to 4.99% again. Upon the effectiveness of this registration statement and the registration statements relating to the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Notes and associated warrants, the underlying shares of common stock will be eligible for immediate resale in the public market. The market price of our securities could fall as a result of these resales.

Stock sales and hedging activities could affect our stock price.

To the extent the holders convert, redeem and exercise, as applicable, the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and/or the Notes and then sell the shares of our common stock they receive, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short sales by our other shareholders and others that could place further downward pressure on our stock price. This could lead to further increases in the already large short position in our common stock (6,392,991 shares as of October 15, 2002). Moreover, subject to applicable law and limitations as set forth in the documents governing the transactions, the holders of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Notes may hedge their positions in our stock by shorting our stock, which could further adversely affect the stock price. Furthermore, the perception that the holders of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and/or the Notes may sell our common stock “short” may cause others to sell their shares as well. An increase in the volume of sales of our common stock, whether short sales or not and whether the sales are by the holders of Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Notes or others, could cause the market price of our common stock to decline. The effect of these activities on our stock price could increase the number of shares required to be issued on the next applicable conversion, redemption or exercise of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

Our failure to satisfy our registration and listing obligations with respect to our common stock could result in adverse consequences, including the imposition of cash damages and the early redemption of the Notes at a substantial premium.

We are required to maintain the effectiveness of the registration statement covering the resale of the common stock underlying the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, the Notes and the associated warrants, until the earlier of the date the underlying common stock may be resold pursuant to Rule 144(k) under the Securities Act or the date on which the sale of all the underlying common stock is completed, subject to certain exceptions. We will be subject to various penalties for failing to meet our registration obligations and the related listing obligations for the underlying common stock, which include cash damages and the right of the Note holders to require us to redeem all or any portion of the outstanding principal and accrued interest under the Notes.

We are obligated to make significant periodic payments of principal and interest under the Notes. We may be obligated to issue additional notes or make cash payments upon the mandatory redemption of our Series A and Series B Preferred Stock.

Unless earlier converted into common stock, we are required to make principal payments under the Notes consisting of $176,000 on March 1, 2003, three monthly payments of $500,000 each (plus accrued and unpaid interest) beginning in April 2003 and a final payment of $5,000,000 (plus accrued and unpaid interest) on October 1, 2003. In addition, without the approval of our common shareholders, we will not be able to effect the redemption of all shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock through the issuance of shares of common stock and, consequently, we will be required to pay the balance of the redemption amount in either cash or by the issuance of a note. Any notes issued in payment of the redemption amount will have a one-year term and accrue interest. As a development-stage company, we currently have no significant revenues and utilization of cash resources continues at a substantial level. Furthermore, if we default on any of our payment obligations under any financing instrument, the holders of the applicable instruments will have all rights available under the instruments, including acceleration, termination and, with respect to the notes, enforcement of security interests. Under such circumstances, our cash position, liquidity and ability to operate would be severely impacted, and it is possible we would not be able to pay our debts as they come due.

We must comply with the listing requirements of Nasdaq or our common stock and liquidity will decline.

To remain listed for trading on Nasdaq, we must abide by the Nasdaq Marketplace Rules regarding the issuance of “future priced securities.” Nasdaq rules, including its rules regarding future priced securities, prohibit an issuer of listed securities from issuing 20% or more of its outstanding capital stock at less than the greater of book value or then-current market value without obtaining prior shareholder consent.

These rules apply to the Series A Convertible Preferred Stock because, following the approval of our common shareholders, the “floor” on the anti-dilution adjustment may be removed and the final redemption payment may be made in shares of common stock based on a future market price of the common stock. These rules also apply to the Series B Convertible Preferred Stock because additional shares of our common stock are issuable upon redemption based on a future price of the common stock and because the anti-dilution provisions in the Series B Convertible Preferred Stock could result in conversion below the current market price. These rules also apply to the Notes and the warrants issued to the Note holders because the anti-dilution provisions in such securities could result in conversion or exercise prices below the current market price.

The number of shares of common stock issuable upon the conversion, redemption or exercise of such securities exceeds 20% of the number of our outstanding shares immediately prior to our sale of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, the Notes and associated warrants. We did not obtain shareholder consent prior to such sales, nor, based on our interpretation of the Nasdaq Marketplace Rules and discussions with Nasdaq staff members, did we believe that shareholder consent was required prior to the closing of such sales. The documents relating to the sales contain provisions that prohibit us from issuing a number of shares of common stock that would equal or exceed 20% of our outstanding shares unless we obtain shareholder approval prior to the issuance of shares above the 20% limit. However, if Nasdaq disagrees with our interpretation of its rules, or if we fail to comply with Nasdaq’s other listing requirements, Nasdaq could delist our common stock from Nasdaq.

If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we are unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the “pink sheet.” As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Finally, it may become more difficult for us to raise funds through the sale of our securities.

We may not be able to obtain additional funding when needed, which could reduce our ability to fund or expand operations.

Our obligations under the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Notes and the resale of the common stock underlying the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Notes or the warrants may negatively affect our ability to obtain financing. Some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. In addition to substantially all of our assets being pledged to secure the Notes, for so long as the Notes are outstanding, in the event we incur any new debt (including any notes issuable upon the redemption of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock), the lender must first enter into a subordination agreement with the holders of the Notes under which the indebtedness owed to such lenders will be subordinated in full to the notes. The subordination and prior lien position of the Notes may prohibit us from obtaining any future debt financing. If we are unable to obtain financing on favorable terms, we may be unable to fund or expand our operations or we may only be able to fund or expand our operations on terms that adversely affect our financial condition. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate all or a portion of our business or significantly reduce our expenses, or a combination. This could adversely affect our ability to effectively execute our business plan.

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

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (we refer to it as the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in the “Risk Factors” section above, among other places.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the nine month period ended September 30, 2002, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2001 Annual Report to Shareholders on Form 10-K/A.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Description of Exhibits

3.1
Articles of Amendment to the Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on August 1, 2002. Filed as Exhibit 3.1 to Zix Corporation’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference. Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on December 4, 2001. Filed as Exhibit 3.1 to Zix Corporation’s Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

*3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002.

3.3
Statement of Designations of the Series A Convertible Preferred Stock of Zix Corporation. Filed as Exhibit 3.1 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

3.4
Statement of Designations of the Series B Convertible Preferred Stock of Zix Corporation. Filed as Exhibit 3.2 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

4.1
Securities Purchase Agreement, dated September 16, 2002, by and between Zix Corporation, the Series A Investors named therein and the Series B Investors named therein (including schedules but excluding exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

4.2
Form of Warrant, dated September 18, 2002, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. Filed as Exhibit 4.2 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

4.3
Registration Rights Agreement, dated September 16, 2002, by and among Zix Corporation and the Investors named therein. Filed as Exhibit 4.3 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

4.4
Securities Purchase Agreement, dated September 17, 2002, by and among Zix Corporation and the Buyers named therein (including schedules but excluding exhibits). Filed as Exhibit 4.4 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

4.5
Form of Convertible Notes, dated September 18, 2002, in the aggregate amount of $8,000,000, issued by Zix Corporation. Filed as Exhibit 4.5 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

4.6
Form of Warrant, dated September 18, 2002, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. Filed as Exhibit 4.6 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

4.7
Registration Rights Agreement, dated September 17, 2002, by and among Zix Corporation and the Buyers named therein. Filed as Exhibit 4.7 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

4.8
Security Agreement, dated September 17, 2002, between Zix Corporation and Promethean Asset Management, L.L.C., as collateral agent (excluding schedules). Filed as Exhibit 4.8 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

4.9	Form of Subordination Agreement. Filed as Exhibit 4.9 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

4.10
Securities Account Control Agreement, dated September 17, 2002, between Deutsche Bank Alex. Brown, Zix Corporation and Promethean Asset Management LLC. Filed as Exhibit 4.10 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.

*10.1	Voting Agreement, dated as of November 13, 2002, among Zix Corporation, John A. Ryan, David P. Cook, SANTIG LTD., 1988 Spendthrift Trust, and A. R. Sanchez, Jr.

*10.2	Letter Agreement, dated October 1, 2002, among Zix Corporation, Maptuit Corporation, and Jeffrey P. Papows.

*15	Letter from independent accountants regarding unaudited interim financial information.

b.    Reports on Form 8-K

The Company filed the following report on Form 8-K during the three months ended September 30, 2002:

1.
On September 20, 2002 the Company filed a Form 8-K with the Securities and Exchange Commission regarding the issuance of $16 million in debt and equity securities for cash in two private placement financing transactions along with a Regulation FD Disclosure matter required by such financings.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION (Registrant)

By:	/s/ Steve M. York
Steve M. York Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Duly Authorized Officer)
Date:  November 14, 2002

CERTIFICATIONS

I, John A. Ryan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Zix Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002.

By:	/s/ JOHN A. RYAN
John A. Ryan Chairman, President and Chief Executive Officer

I, Steve M. York, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Zix Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002.

By:	/s/ STEVE M. YORK
Steve M. York Senior Vice President, Chief Financial Officer and Treasurer