Form 10-K
period 2002-12-31
ZIX CORP
filed 2003-03-21
CIK 855612

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ---------- TO ----------

                        COMMISSION FILE NUMBER: 0-17995
                             ---------------------
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

                                 (214) 370-2000
              (Registrant's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
                --------------                      ------------------------------------
                     None                                      Not Applicable

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     As of June 30, 2002, there were 17,674,687 shares of Zix Corporation's $0.01 par value common stock outstanding, 15,244,012 of which, having an aggregate market value of $83,537,186, were held by non-affiliates. For purposes of the above statement, all directors and officers of the Registrant are presumed to be affiliates.

     Portions of the Registrant's 2003 proxy statement are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Zix Corporation ("ZixCorp," "Company," "we," "our," or "us") is a global provider of e-messaging management and protection services. We offer a portfolio of managed on-site and hosted e-messaging solutions to securely exchange Internet communications with any email user and protect organizations from viruses, spam, and electronic attack, while delivering the ability to enforce corporate policies. Our advisory services and comprehensive e-messaging solutions enable organizations of any size to streamline operations, mitigate the risks associated with obsolescence, negligence, and a series of email-borne threats, and leverage the cost and time efficiencies of e-messaging.

     Email has become a mission-critical means of communications for enterprises. However, once email leaves an enterprise's secure network environment, it enters the Internet -- a global network of computers -- and is transmitted to the recipient through one or more Internet communication nodes. If the email transmission is sent over the Internet as cleartext (i.e., in unencrypted form), it could be intercepted anywhere along the path between a sender and a recipient, permitting the theft, redirection, manipulation, or exposure to unauthorized parties of the content of the message.

     In addition, federal regulations such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Gramm-Leach-Bliley Act (GLBA) have enhanced security awareness in general, and have prompted organizations affected by them to increasingly consider adopting systems for ensuring data security and privacy. In the corporate community in general, even where there are no specific regulations, corporations may require email protection to adhere to evolving industry best practices for protecting sensitive information for the benefit of their customers, employees and partners.

     Electronic communications are also subject to a variety of email-borne threats, such as viruses or spam, or various forms of electronic threat, manipulation, or attack. Failure to control and manage such risks can result in enforcement penalties, including monetary penalties, for non-compliance with regulatory or legal mandates; decreased productivity and efficiency; damage to or loss of reputation, brand value, trust among partners and customers, competitive advantage, intellectual property or other corporate assets; exposure to negligence or liability claims; and diversion of resources to repair such damage.

     As a result of the above, corporations need security and privacy for their email communications, control over inappropriate content in their email communications, and the ability to manage their email systems to prevent or reduce traffic that is unwelcome or undesirable. They require ubiquitous coverage that is cost-effective, quickly deployed, and consistently updated to guard against obsolescence and ineffectiveness in the face of changing external or internal policies or other requirements.

     To satisfy this need for enterprise-wide coverage and control of the risks presented by the use of Internet email, ZixCorp delivers comprehensive, on-site and hosted solutions for managing and protecting e-messaging. ZixCorp solutions are managed policy-driven services for analyzing and encrypting Internet communications and for addressing anti-virus, anti-spam, content filtering, reporting and archiving needs. ZixCorp also provides related advisory, consulting, installation, customization, and training services. ZixCorp solutions are scalable, easily integrated within the organization, and quickly deployable. All ZixCorp solutions are fully interoperable and linked by a Best Method of Delivery(TM) protocol, which automatically determines the most direct and most appropriate method of delivery, based on the recipient's communications environment. This function employs a centralized directory of users' encryption codes to enable users to send instantly and securely to users of any of its solutions as well as to anyone with an email address, including those who do not have any special encryption software. This Best Method of Delivery protocol makes the service simple to use for end-users, who can exchange messages with little or no training, and provides flexibility and ease of implementation for information technology professionals, who avoid having to install extensive new infrastructure to communicate securely with employees, partners, customers, and others.

     ZixCorp services include ZixWorks(TM), a suite of fully managed hosted services that enables users to send email securely and that protects organizations from viruses, spam, inappropriate content, and electronic attack; ZixPort(TM), a secure Web-messaging portal; ZixVPM(TM), an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications combined with sophisticated policy management capabilities for email; ZixMail(TM), a desktop (i.e., installed on a user's computer) solution for encrypting and securely delivering email; ZixAuditor(TM), an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies; and ZixPSAS(TM), a subscription service for receiving updates to policy definitions used in managing and filtering email content and complying with corporate policies. Fully interoperable, these services may be used separately or in combination with each other.

     A subscription to any of the ZixCorp secure e-messaging services includes the right for recipients who are not subscribers to receive secure messages from subscribers through the ZixMessage Center(TM), a secure Web messaging portal utilizing Secure Socket Layer (SSL) technology and integrated with all ZixCorp services as part of all users' subscriptions.

     The ZixCorp Best Method of Delivery protocol chooses one of these different means of delivery: directly to the desktop computer of a recipient who is a subscriber and ZixMail enabled; to the ZixVPM server of an organization that is a subscriber and ZixVPM enabled; through ZixPort, a secure web messaging portal; to a ZixVPM server used by an organization that is a subscriber of ZixWorks; or to the ZixMessage Center, the secure Web-based portal of ZixCorp used for email sent to and from non-subscribers. We believe that this ability to send the message through different modes of delivery, either by selecting one of these options or as an automated function, and the ability to communicate easily with non-subscribers, who do not have any special software for encrypting messages, make our secure e-messaging delivery products and services superior to those of our competitors.

     ZixCorp offers enterprises a choice between an on-site solution, which can offer on-premises control and customization possibilities, and a fully hosted, fully managed, instantly on, solution for e-messaging management and protection, under which ZixCorp assumes the full responsibility for these operations.

     ZixCorp applies its award-winning technology and subscription-based services to enable global enterprises to securely exchange electronic content with business partners, customers and internal employees. ZixCorp customers are able to quickly implement ZixCorp's on-site secure e-messaging solutions within their existing network infrastructures without requiring the addition of extensive new infrastructure or information technology personnel, and a corporate-wide deployment can be installed rapidly.

     ZixCorp entered the secure e-messaging market in 1999. In 1998 and prior years, as described below, ZixCorp designed, manufactured, marketed, installed and supported a wide array of wireless data and security technology products and solutions for a variety of industries through two primary market-oriented groups, each with a core competency in radio frequency technology.

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

     The Company determined in 1998 that its businesses were low margin and the industries in which they operated were approaching maturity. Accordingly, the Company decided to exit its then-current businesses, and during 1998 it sold all of its operating units and raised approximately $85 million in cash. The Company then began evaluating new Internet-related business opportunities -- which it deemed to offer more promising prospects for growth and profitability than the previous businesses. The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and in 1999 it began developing secure e-messaging products as well as a shopping portal and Internet payment authorization system to address these needs.

     We announced our intention to enter these new businesses in 1999, and began developing our secure e-messaging capabilities and services. In mid-1999, we launched our ZixSecure Center(TM), a world-class data center for centralizing the processing and distribution of public encryption keys and began operations later that year, when we introduced early versions of our ZixMail service for individual users. The first use of the ZixMessage Center for messages to and from non-subscribers was fully integrated with ZixMail and introduced in July 2000. The Company began charging for its ZixMail product and services in the first quarter of 2001 and started focusing its ZixMail sales and marketing efforts toward the business market. Our ZixMail product received PC Magazine's Editors' Choice Award in January 2001 for the email security category.

     In the first quarter of 2002, we expanded our portfolio of products and services for the business market with the introduction of our enterprise secure e-messaging solution, ZixVPM. We also began offering a new assessment service, ZixAuditor, as a means for corporations to examine and help analyze their inbound and outbound email communications. In August 2002, we also introduced ZixPort, a branded, Web-based, secure e-messaging portal solution that seamlessly integrates with a company's existing portal or functions as a standalone site. The ZixPort service is designed to mirror the look and feel of a customer's own Web site and, when fully integrated with the existing Web site, is able to provide the advantages of single sign-on authentication.

     In February 2003, we introduced significantly expanded capabilities designed to help corporations manage tasks that go beyond ensuring the security and integrity of e-messages and e-message delivery. With the introduction of ZixVPM 2.0, we added sophisticated technology, content filtering lexicons, and other research-based assets to a powerful new policy-driven engine. ZixVPM 2.0, the new version of our on-site server solution, enables our customers to more effectively and efficiently ensure compliance with their corporate security, privacy and other policies. With ZixVPM 2.0, we also introduced our Policy Subscription and Advisory Service, which provides regular updates of definitions to lexicons and other policies to ensure that compliance is kept up to date with changes in regulations, interpretations, industry best practices, and individual corporate communication environments. Our ZixWorks package of hosted solutions, encompassing services that safeguard communications against a variety of email-borne threats, that deliver policy-driven security and privacy, and that comply with corporate policies for compliance purposes, was introduced in early February 2003. With the introduction of these expanded capabilities, our company moved to a single-source, full-service provider of a comprehensive suite of e-messaging management and protection services.

     A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of a development stage enterprise is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of its products and services. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below for a description of certain management assumptions, risks and uncertainties relating to the Company's operations.

     ZixCorp was incorporated in Texas in 1988. ZixCorp's executive offices are located at 2711 North Haskell Avenue, Suite 2300, LB 36, Dallas, Texas 75204-2960, (214) 370-2000. ZixCorp's secure data center is located in Dallas, Texas.

     We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

     We maintain an Internet site, the address of which is www.zixcorp.com. Information contained on our Internet site is not part of this report. We make available free of charge through this site, under the heading "Investor Relations/Financials/SEC Filing," our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

PRODUCTS AND SERVICES

     ZixVPM -- The Zix Virtual Private Messenger solution is a secure e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications combined with sophisticated policy management capabilities. It employs encryption technology for delivering and encrypting email transmissions to and from outside an enterprise's corporate firewall. ZixVPM provides secure email correspondence among remote employees, customers and business partners without requiring the enterprise to create, deploy and manage end-user encryption keys and desktop software. ZixVPM is fully integrated with our ZixMail service and gives us a strong differentiator in the marketplace. Since ZixVPM is installed at the server level within an enterprise -- and the email messages leaving that enterprise's corporate firewall are encrypted at the server level -- the end-users of that enterprise's email system are not required to install any software at their computer desktops, nor are they required to obtain any public or private encryption codes to encrypt their email messages. We believe that this ability to provide secure delivery of email without impacting end users provides a degree of practicality that is highly desirable in the marketplace and necessary to any wide-spread deployment of encryption and secure email. ZixVPM can be integrated seamlessly with a customer's own scanning and filtering tools and policies. This enterprise solution enables our customers to automate encryption at the network level in accordance with standard corporate policies and enforce these policies without having to rely on discretionary judgments of individual employees about encrypting sensitive messages.

     The newest release of ZixCorp's gateway solution, ZixVPM 2.0, is delivered with built-in enhanced policy management features, as well as auditing and certain reporting functions, in addition to the service's pre-existing secure email delivery capabilities. Version 2.0 can be bundled with a comprehensive lexicon of validated policies to assist organizations in their efforts to meet standard-of-care guidelines and various regulations, such as HIPAA and GLBA. Additional ZixVPM policies can easily be created through an intuitive policy management interface. This more powerful version of ZixVPM comes with a streamlined installation process and is specifically designed to meet the growing requirements from organizations that need to enforce increasingly complex corporate policies brought on by regulations, risk management considerations, and protection of intellectual property in information exchanged via email.

     ZixVPM 2.0 also incorporates a powerful and sophisticated email content scanning engine to identify, protect, and manage messages containing sensitive information and to ensure that malicious or inappropriate emails do not enter or leave the enterprise. The content scanning mechanism is supported by a powerful pattern-matching engine that incorporates word stemming, fuzzy matching, nested document support, and proximity matching -- which permits confidential or sensitive information to be detected even when there are errors of context, grammar, or spelling or when content is hidden within attachments, while preventing accidental filtering of similar but unrelated words or phrases. Company policies can be created to force certain actions, such as encryption or branding, of messages, based on pre-established content scanning policies.

     ZixPSAS -- The Zix Policy Subscription and Advisory Service, introduced in 2003, is a service that provides continual updates to policies for the ZixVPM lexicons as well as other filtering and scanning rules. It is designed to help ensure the ongoing effectiveness of company compliance efforts by keeping policies current with changing regulations, industry best practices, and a customer's communications environment or e-messaging traffic patterns. Subscribers also have access to advisors who can assist or manage company-specific policies through the ZixResearch Center, the organization within ZixCorp that centralizes and is dedicated to the development and enhancement of these policies and other research-based assets utilized in ZixCorp solutions. When coupled with ZixVPM 2.0, ZixPSAS removes the burden of creating, updating and managing these policies from corporations, who may not have sufficient expertise or resources to dedicate to these tasks.

     ZixAuditor -- ZixAuditor is ZixCorp's assessment service used to analyze, document, and report on the nature and characteristics of an organization's inbound and outbound email communications with the purpose of identifying regulated, high-risk, or proprietary content. It is used to design effective solutions and to create and refine policies that correspond to the identified risks and email traffic patterns of an organization. ZixAuditor provides a concrete and quantifiable basis for justifying and determining the kind of solution and management system needed to safeguard a customer's email traffic, to protect itself from risks, and to enforce corporate policies. After implementing a ZixCorp secure e-messaging solution, ZixAuditor also provides a means of monitoring the ongoing effectiveness of that solution and of refining over time policies used by a ZixVPM solution. Organizations may subscribe for pre or post-installation audits or for a regular program of ongoing audits for monitoring purposes. We believe this service to be unique in the industry and a factor contributing to ZixCorp's expertise in the application of secure email solutions.

     ZixAuditor is built around a lexicon that enables the identification of messages containing legal, health, financial, human resources, and other legally protected or proprietary information. The lexicon was created in consultation with Preston Gates & Ellis LLP, a Seattle-based law firm with a strong focus on intellectual property rights, electronic communications, and federal privacy regulations. As part of each assessment the lexicon is customized to include terminology specific to a customer's organization.

     ZixMail -- ZixMail is a secure email application and e-messaging service that employs encryption technology to enable Internet users worldwide to easily send encrypted, digitally signed communications to any email address in the world, even if the recipient does not subscribe to ZixMail. ZixMail provides computer desktop-level encryption and works with existing email addresses and systems, and is available in a standalone version or in versions that integrate fully with Microsoft Outlook(R) and Lotus Notes(R). As with ZixVPM, ZixMail does not require the user to manually exchange or manage public encryption keys. ZixCorp's secure data center, ZixSecure Center, automatically validates a user's unique digital signature and distributes public keys in real time for each message. Optional certified receipts irrefutably establish the exact time messages are sent and opened. ZixMail is a portable solution, as ZixCorp digital signatures used in exchanging ZixMail messages may be easily exported or imported to other computers, at the user's discretion.

     A ZixMail subscription entitles recipients who are not ZixMail subscribers to receive and reply to ZixMail messages without additional charges through the ZixMessage Center that provides a browser-based solution for viewing and composing secure messages over an SSL Internet connection. Messages are stored until the expiration date (set by the sender) or until the recipient deletes the message. At the option of the sender, the ZixMessage Center will generate and send a pick-up receipt and an expiration notice to the sender. The ZixMessage Center allows ZixMail subscribers to send secure messages to non-ZixMail subscribers, thus providing a send-to-anyone encryption solution.

     As with all other ZixCorp solutions, ZixCorp's Best Method of Delivery protocol automatically determines whether the intended recipient is already a subscriber and ZixCorp enabled, permitting the ZixMail message to be delivered by the appropriate ZixCorp solution, or whether the ZixMessage Center for non-subscribers is the most direct method of delivering the message securely. Users also have the option of forcing ZixMail messages to be sent via the ZixMessage Center to accommodate travel or other special delivery circumstances. ZixCorp's customers may privately brand the delivery of their secure messages to recipients who are not ZixCorp subscribers, by subscribing to our ZixPort service.

     ZixPort -- ZixPort is a browser-based, branded secure e-messaging portal solution. It provides businesses with a central access point to exchange private and secure email and a vehicle that can be used to repeatedly draw customers to the corporate portal. It is hosted, monitored, and managed in the ZixSecure Center. ZixPort is easily deployed and has little or no impact on a company's existing information technology, Web and security infrastructures.

     The ZixPort service is designed to be branded, mirroring the look and feel of a customer's own Web site, and can be deployed as a standalone site or seamlessly integrated with a company's own portal, providing employees, customers, and partners with a transparent user experience. The service can be integrated into an existing single sign-on security solution, can take advantage of ZixCorp's application program interfaces in order to realize increased efficiencies, and can lower support costs and improve customer satisfaction by providing real-time information to subscribers. It provides customers with broad implementation coverage in a single solution. The single sign-on capability enables users to sign on only once to a secure Web site, yet enjoy access to the site for multiple purposes, including the secure exchange of email.

     ZixWorks -- ZixWorks is a comprehensive suite of hosted and managed services that provides anti-virus, anti-spam, content scanning, encryption, and archiving capabilities for e-messaging, combining all of the essential services for a secure e-messaging environment into a single solution. The service is designed for both large and small organizations. ZixWorks addresses the requirements of organizations seeking to safeguard their communications against email-borne threats, to deliver policy-driven security, and to comply with various regulations and mandates regarding transmittal and retention of email.

     As a hosted and managed service, ZixWorks operates outside a company's network and acts as a forward perimeter defense or firewall against external email threats, protects customer networks, and reduces wasted network bandwidth. The service is designed to be operational in a matter of days with no disruption to customer networks. Ongoing administration, upgrades, and maintenance become the responsibility of ZixCorp. An outsourced service, ZixWorks also provides instant updates to virus and spam definitions and content scanning lexicons, ensuring a high level of protection.

     ZixCorp's centralized key management system implements, in effect, PKI (Public Key Infrastructure) functionality for email encryption. ZixCorp's solutions are provided as a service, thereby removing the significant implementation burden and cost that PKI infrastructures or product solutions require. The ZixCorp implementation is focused on ease of use for the senders and recipients of encrypted email, while affording them the option of the strongest methods of encryption ZixCorp offers, extended feature sets and the flexibility of user-friendly deployment of several different kinds of fully integrated and fully interoperable types of solutions. With ZixCorp's core technology, ZixCorp users obtain:

     - privacy with encryption

     - authentication

     - integrity of messages

     - non-repudiation -- such that senders cannot deny sending, and recipients cannot deny receiving, messages

     ZixCorp has several approaches for its Best Method of Delivery transmission -- with a single administrative console that allows corporations to send electronic content to anyone ... anywhere ... at anytime, securely. Due to ZixCorp's unique Best Method of Delivery and service capabilities, it provides several added levels of security while assuming the burden of managing users' public keys. These additional security components are:

     - certified receipts

     - storage security

     - time stamps that are non-reputable

     - corporate policy enforcement

     ZixCorp's core technology and Best Method of Delivery is enabled by ZixCorp's centralized directory of users' encryption codes. This centralized directory gateway provides a stable, secure, highly responsive, and scalable environment for all secure e-messaging needs. The centralized directory gateway provides the following services:

     - validation and distribution of public keys in real time for each message

     - creation of irrefutable, time-stamped transaction certificates and certified receipts

     - delivery of secure messages via SSL Web-browser and the ZixMessage Center

COMPETITION

     In broad market terms, we operate in the e-messaging management and protection industry. This is a broad market that includes product vendors and service providers that often are competing in only one or a few segments of this industry. Our recent addition of ZixWorks in 2003, a hosted service providing anti-virus, anti-spam, content filtering, auditing, archiving and other extended capabilities, has considerably expanded the potential scope of our addressable market space and the range of our competitors and potential competitors. In addition, as the public's and legislators' awareness about the need for privacy and security of electronic communications has increased over the past few years, an increasing number of competitors have entered the market. Although some of these companies have substantial information technology security and email protection product offerings, we do not perceive their product offerings to be as attractive to the marketplace as our services because we believe we offer a superior suite of bundled services that addresses the complete range of requirements needed for e-messaging protection in a full-featured and flexible solution that is both user friendly and very simple to deploy. None offer the comprehensive, combined service capabilities that ZixWorks does as an outsourced service. We also may have a significant price advantage in this field, as a result of both lower direct costs and the inherent benefits that an outsourcing model implies -- single source, less overhead, less hassle, and access to dedicated expertise. Most other, product-only solutions require extensive increases in overhead to implement and deploy them. In addition, we offer technology solutions that can be made operational in a very short period of time compared to the longer procurement and deployment cycles common with the solutions of many of our competitors. This capability is particularly important when it is necessary to communicate with networks of parties that are external to the organization, as is the case in the healthcare market, a primary target sector for us. Our registered users become part of a global "white pages" enabling instant secure communications with other ZixCorp registered users using our centralized key management systems and our overall unique approach to implementing secure e-messaging technology as a service. We also enable secure communications with non-registered users with our secure ZixMessage Center. This instant interoperability with other users is a capability not generally found in our competitors' solutions, and is one we deem to be of considerable advantage to our customers.

     Our service offerings are focused on the secure delivery portion of the secure e-messaging market, a sub-segment of the broader e-messaging management and protection market. Companies operating in this portion of the market include content management companies, such as Tumbleweed Communications Corp., and other secure delivery participants such as Critical Path, Authentica and Sigaba Corporation. Technically, while these companies offer "send-to-anyone" encrypted email, we believe they are unable to offer the benefits that come from using our Best Method of Delivery service offering. We believe that technology alone cannot solve our customer's challenges and, unlike our competition, we offer several programs to add business value to our technology services. Our audit and assessment service enables prospects and customers to establish a baseline understanding of the security issues within their e-messaging system prior to deploying our solutions and on an ongoing basis to ensure continued compliance to security best practices. Our deployment methodology enables customers to rapidly and accurately deploy our security services. Our "evangelism" marketing program assists our customers in the awareness and education of their partners and customers of the benefits of secure communications. Our Policy Subscription and Advisory Service enables customers to remain confident that their e-messaging solution remains current with legislative guidelines and policies and offers direct access to technical advisors for consultative engagements.

     Moreover, we do not believe that our competitors have made the investments required to match our infrastructure development and service offerings. We believe only we offer a complete secure delivery package: robust email encryption from the sender's computer desktop; robust email encryption from the sender's network server; policy management from the sender's network server; and a full array of benefits and managed services provided by our multi-million dollar ZixSecure Center. We believe this complete secure delivery solution differentiates our product and service offerings from all other secure e-document delivery and secure messaging market participants.

     In the anti-virus segment of the market, several product companies deliver anti-virus solutions, including Network Associates (McAfee), Symantec, and Trend Micro. Several product companies deliver anti-spam solutions, including Elron and SurfControl. Providers of content scanning solutions include ClearSwift and

Tumbleweed, and there are a few service-based offerings that deliver anti-virus or anti-spam filtering, including MessageLabs and BrightMail. However, none of these companies offer the combined comprehensiveness of our ZixWorks solution. Nor do any of these competitors offer their solutions as fully managed services or have solutions that are interoperable with on-site solutions for both individuals and corporations as well as users who have no encryption capabilities.

SALES AND MARKETING

     We are targeting the healthcare, insurance and financial services market sectors, as well as certain international markets and the Fortune 1000 companies. The healthcare market is our highest priority, given the legislative requirements of HIPAA, which mandates eliminating paper flow and providing privacy and security for protected health information. The deadline for complying with the privacy regulations promulgated under HIPAA is April 14, 2003. We believe that this pending compliance requirement will drive a significant number of healthcare providers, payors, and others operating in the healthcare arena to adopt or begin the process of adopting a secure e-messaging solution to provide privacy and security for their Internet messaging communications. We believe we will be successful in securing our fair share of this emerging market in 2003.

     New business, focused on the corporate market, is expected to be primarily generated from ZixCorp's own direct sales efforts and, to a lesser extent, the promotional efforts of our distributors and resellers and strategic marketing partners. To support our sales efforts, we have undertaken an intensive marketing campaign focused on the healthcare market. As part of this campaign, we have used targeted direct mail, print and on-line advertising, and email initiatives.

     We have forged a professional relationship with Preston Gates & Ellis LLP, a Seattle-based law firm with a strong focus on intellectual property rights, electronic communications, and federal privacy regulations, and have recently organized HealthyEmail, Inc., a nonprofit organization established for the purpose of promoting the responsible use of email in the healthcare sector and raising awareness of the advantages of secure email in reducing complexity and costs, while increasing usage and satisfaction. HealthyEmail, Inc. is also planning to make available educational material, policies and guidelines, and tools, including ZixMail licenses at no cost to physicians and two members of their office staff for a two year period, to enable the healthcare industry to meet the HIPAA privacy requirements.

EMPLOYEES

     ZixCorp had 150 employees as of February 28, 2003, 49 of which were based in Canada.

RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS

     ZixCorp's continuing operations incurred research and development expenses of $6,180,000, $9,019,000 and $8,661,000 in 2002, 2001 and 2000, respectively.

     ZixCorp has filed several patent applications covering concepts ZixCorp is employing, or may employ, in implementing its secure e-messaging business. In addition, ZixCorp and certain of its subsidiaries have filed applications for trademarks and service marks, as applicable, for "ZixCorp", "ZixMail", "ZixAuditor", "ZixPort", "ZixVPM", "ZixWorks" and other "Zix" related marks.

CUSTOMERS

     ZixCorp, a development stage company, had no significant revenues in 2002, 2001 and 2000. Revenues for 2002 included $936,000, or 56% of annual revenues, resulting from the pro-rata recognition of the future minimum payments associated with the Company's Marketing and Distribution Agreement with Entrust, Inc. ("Entrust"). Entrust is scheduled to pay the Company future minimum payments aggregating $3,750,000 through January 2005, which are being recognized as revenue ratably over the four year maximum service period ending December 2005.

SALES BACKLOG

     ZixCorp's end-user order backlog as of January 31, 2003 totaled $2,339,000, which includes deferred revenues on the Company's consolidated balance sheet. Approximately 85% of this backlog is expected to be recognized as revenue in 2003. As of January 31, 2002, ZixCorp had no measurable backlog. Under its reseller and distributor agreements with Entrust and AlphaOmega Soft Co., Ltd., aggregate revenues of approximately $4,000,000 are expected to be recognized from these agreements during 2003 through 2005 based upon the Company receiving scheduled future minimum payments.

GEOGRAPHIC INFORMATION

     ZixCorp's operations are based in the United States ("U.S.") and Canada, and its corporate assets at December 31, 2002, virtually all held in the U.S., were primarily comprised of cash investments and marketable securities invested generally in high-grade U.S. corporate debt securities, daily money market funds and a U.S. government security.

ITEM 2.  PROPERTIES

     ZixCorp leases approximately 38,400 square feet of space for our corporate offices and ZixSecure Center operations in Dallas, Texas under two subleases that expire in September 2004; approximately 13,000 square feet of space in Ottawa, Ontario Canada for our Canadian operations under a sublease that expires in August 2003; and approximately 6,910 square feet of space in Dallas, Texas under a lease that expires in July 2003, which is being subleased to a third party except for a portion of the space which is utilized for the Company's back-up data center operations. Through December 31, 2002, ZixCorp has invested approximately $30,500,000 in property and equipment relating to the ZixSecure Center, a fully redundant network operations center dedicated to secure e-message processing. Staffed 24 hours a day, seven days a week, with operations personnel constantly monitoring the facilities, networks, and systems, the ZixSecure Center eliminates the need for companies to build and staff their own secure e-messaging centers to perform these operations. Features of the ZixSecure Center include:

     - Multi-level security, including cameras, access controlled with badge and biometric hand readers and 24-hour operations personnel;

     - Redundantly configured power distribution units;

     - Dual uninterruptible power supplies;

     - Back-up diesel generator;

     - Redundantly configured power distribution units;

     - Multiple ISPs;

     - Redundantly configured DS3 fiber connections and redundant routers;

     - Sun Microsystem servers, Solaris-based systems;

     - Proven 99.99% reliability; and

     - Email-based customer response center systems, including two Intel-based servers with estimated intelligent response capacity of 20,000 inquiries per day. Additionally, the center is equipped with telephone call routing, a knowledge base, and a call ticketing application.

     ZixCorp has two HTTP/SMTP relay systems located in Dallas, Texas. These relays enable ZixCorp to serve those ZixMail users who choose not to use their existing SMTP mail servers or who desire to use a HTTP-based email address, such as a Yahoo(TM) or HotMail(TM) address.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On September 18, 2002, we announced the simultaneous closing of two financing transactions pursuant to which we received $16,000,000 in gross cash proceeds. In the first transaction, we issued the following:

     - 819,886 shares of Series A Convertible Preferred Stock;

     - 1,304,815 shares of Series B Convertible Preferred Stock; and

     - warrants to purchase 709,528 shares of our common stock.

     In the second transaction, we issued:

     - 6.5% Secured Convertible Notes, in a principal amount of $8,000,000; and

     - warrants to purchase 386,473 shares of our common stock.

     Our common stock is listed on The Nasdaq Stock Market, and we are subject to Marketplace Rule 4350. Marketplace Rule 4350 requires us to obtain the approval of our shareholders before issuing our common stock at a price below the greater of our book price or the market price of our common stock to our officers or directors, or where the number of shares of common stock issuable is equal to or greater than 20% of our outstanding common stock. We determined to seek shareholder approval of the financings because certain of our officers and directors participated in the financing and certain conversion and redemption provisions of the securities could have resulted in our shares of common stock being issued at less than the market price and in an amount equal to or greater than 20% of our outstanding common stock.

     On January 15, 2003, we held a special meeting of shareholders to consider and vote upon a proposal to approve the issuance of our common stock at a price below the greater of the book or market value of our common stock, as of September 16, 2002, (1) to officers and directors of our company and other holders of our Series A Convertible Preferred Stock upon conversion or redemption of our Series A Convertible Preferred Stock and (2) in an amount equal to or greater than 20% of our outstanding common stock upon the conversion, redemption and/or exercise, as applicable, of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, 6.5% Secured Convertible Notes and the warrants associated with the 6.5% Secured Convertible Notes.

     Our shareholders approved the proposal, according to the following vote:

                                 BROKER
   FOR      AGAINST   ABSTAIN   NON-VOTES
---------   -------   -------   ---------
9,409,359   107,509   506,819       0

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ZixCorp's common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The following table shows the high and low sales prices by quarter for 2002 and 2001. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                                                            2002             2001
                                                        -------------   --------------
QUARTER ENDED                                           HIGH     LOW     HIGH     LOW
-------------                                           -----   -----   ------   -----
March 31..............................................  $6.58   $3.56   $16.00   $6.50
June 30...............................................  $6.38   $4.05   $13.45   $5.13
September 30..........................................  $6.10   $2.15   $10.94   $4.06
December 31...........................................  $5.80   $3.54   $ 9.92   $4.41

     At February 20, 2003, there were 20,582,980 shares of common stock outstanding held by 468 stockholders of record. On that date, the last reported sales price of the common stock was $4.10.

     ZixCorp has not paid any cash dividends on its common stock since 1995 and does not anticipate doing so in the foreseeable future. Additionally, cash dividends on the Company's common stock may not be paid as long as any shares of the Company's Series A and Series B Convertible Preferred Stock are outstanding.

     ZixCorp's 2003 Annual Meeting of Stockholders will be held on May 6, 2003 at 9:00 a.m. Central Time. The annual meeting date is more than 30 days prior to the anniversary date of last year's annual meeting. The deadline for submitting stockholder proposals to be included in ZixCorp's proxy statement or considered at the annual meeting was not changed from February 10, 2003. Any stockholder proposal received after February 10, 2003 will be considered untimely.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company's results of operations and financial position for, and as of the end of, each of the years in the five-year period ended December 31, 2002, which are derived from the audited consolidated financial statements of the Company. The consolidated financial statements and notes thereto as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, and the report of Ernst & Young LLP thereon are included elsewhere in this Form 10-K. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2002       2001       2000       1999      1998
                                           --------   --------   --------   --------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenues.................................  $  1,672   $    317   $    394   $     99   $    --
Cost of revenues(3)......................    (8,999)   (14,996)   (10,821)    (4,289)       --
Research and development expenses(3).....    (6,180)    (9,019)    (8,661)   (23,548)       --
Selling, general and administrative
  expenses(2)(3).........................   (19,335)   (29,892)   (32,162)   (12,407)   (4,022)
Investment and other income..............       319      2,187      3,130      3,533     1,956
Interest expense(4)......................    (2,141)        --         --         --        --
Realized and unrealized gains (losses) on
  investments(5).........................        96     (5,391)    (1,202)        --        --
                                           --------   --------   --------   --------   -------
Loss from continuing operations before
  income taxes...........................   (34,568)   (56,794)   (49,322)   (36,612)   (2,066)
Income taxes.............................       269         --         --        807       576
                                           --------   --------   --------   --------   -------
Loss from continuing operations..........   (34,299)   (56,794)   (49,322)   (35,805)   (1,490)
Discontinued operations(1)
  Income from discontinued operations,
     net of income taxes.................        --         --         --         --     6,105
  Gain on sale of discontinued
     operations, net of income taxes.....       862         48        441      1,453    21,651
                                           --------   --------   --------   --------   -------
                                                862         48        441      1,453    27,756
                                           --------   --------   --------   --------   -------
Net income (loss)........................  $(33,437)  $(56,746)  $(48,881)  $(34,352)  $26,266
                                           ========   ========   ========   ========   =======
Basic and diluted earnings (loss) per
  common share(6)
  Continuing operations..................  $  (2.07)  $  (3.32)  $  (3.03)  $  (2.35)  $ (0.09)
  Discontinued operations................      0.05         --       0.03       0.10      1.75
                                           --------   --------   --------   --------   -------
  Net income (loss)......................  $  (2.02)  $  (3.32)  $  (3.00)  $  (2.25)  $  1.66
                                           ========   ========   ========   ========   =======
Shares used in computing basic and
  diluted earnings (loss) per share......    18,129     17,083     16,266     15,244    15,836
BALANCE SHEET DATA:
Working capital..........................  $ 13,590   $ 17,266   $ 48,685   $ 39,766   $81,291
Total assets.............................    21,000     32,436     78,677     66,523    86,898
Convertible preferred stock..............     5,653         --         --         --        --
Total stockholders' equity...............    11,545     27,529     75,130     62,894    81,449
Stockholders' equity per share...........      0.56       1.57       4.41       4.10      5.40

---------------

(1) In 1995, the Company acquired Cotag International Limited, Cardkey Systems, Inc., Cardkey Systems Limited and WaveNet International, Inc. WaveNet International, Inc. was sold in 1997, while the remainder of these businesses and the Company's Transportation Systems Group were sold in 1998. The operating results of these businesses have been classified as discontinued operations for all periods presented. See Note 7 to the consolidated financial statements included herein.

(2) Selling, general and administrative expenses for 1998 represent the costs associated with a holding company function.

(3) In 2002, 2001 and 2000, expenses associated with continuing operations include non-cash stock-based compensation of $2.5 million, $8.4 million and $11.8 million, respectively. In 2001, cost of revenues include a $3 million write-off of digital identification certificates. See Note 3 to the consolidated financial statements included herein. Selling, general and administrative expenses include advertising costs of $2.9 million, $4.5 million and $10.3 million for 2002, 2001 and 2000, respectively.

(4) In 2002, interest expense includes a non-recurring, non-cash charge of $1.7 million representing the beneficial conversion feature resulting from the issuance of notes payable convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date the notes were issued. See Note 3 to the consolidated financial statements included herein.

(5) In 2001, realized and unrealized losses on investments includes the write-off of the Company's $5 million investment in Maptuit Corporation. See
    Note 8 to the consolidated financial statements included herein.

(6) In calculating the basic and diluted loss per common share for 2002, the Company's loss from continuing operations and net loss have been increased by $3.2 million, representing the preferred stock dividends associated with the Series A and Series B convertible preferred stocks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1998 and prior years, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company's operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The Company determined in 1998 that the Company's businesses were low margin and the markets in which they operated were approaching maturity. Accordingly, the Company decided to exit its then-current businesses, and during 1998 it sold all of its operating units. The Company then began evaluating new Internet-related business opportunities -- which it deemed to offer more promising prospects for growth and profitability than the previous businesses.

     The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. In the first quarter of 2001, the Company began charging for the use of ZixMail, its initial product in the secure e-messaging space, and began focusing its sales and marketing efforts exclusively toward the business market. In 2002, the Company significantly expanded its portfolio of commercial products and services, as detailed in Item
1. "Business -- Products and Services" above, and rebuilt its sales and marketing work force under new executive leadership.

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

     Anacom Communications, Inc. ("Anacom"), a privately-held provider of real-time transaction processing services to Internet merchants purchased by the Company in October 1999, ceased operations in June 2001 following the unauthorized access to Anacom's databases. Anacom, an independently operated subsidiary, was purchased in conjunction with the Company's development of a potential product, ZixCharge(TM), which was never commercially released. The cessation of the Anacom operations had no effect on the Company's secure e-messaging services since the Anacom business and technologies were not used in this part of the Company's business. Operating losses and liquidity have been favorably impacted by Anacom's shut-down, as Anacom recorded operating losses, excluding non-cash charges, of $1,676,000 and $1,091,000 for 2000 and 2001, respectively.

     A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of its products and services. In 2002, the Company had no significant revenues and utilization of cash resources continued at a substantial level. The Company anticipates further operating losses in 2003, but expects the losses will be significantly less than those incurred in 2002. Non-cash charges in 2003 for stock based compensation and depreciation and amortization should be substantially less than the corresponding amounts in 2002.

RESULTS OF OPERATIONS

  CONTINUING OPERATIONS

  Revenues

     The Company is in the development stage and had no significant revenues in 2000, 2001 and 2002. Substantially all of the Company's revenues in 2000 and 2001 were generated by Anacom which ceased operations in June 2001. The Company first began charging for its products and services in the first quarter of 2001. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. Revenues for 2002 were primarily comprised of the amortization of subscription fees generated from U.S. businesses and $936,000, or 56% of annual revenues, resulting from the pro-rata recognition of the future minimum payments associated with the Company's Marketing and Distribution Agreement with Entrust. Entrust is scheduled to pay the Company future minimum annual payments aggregating $3,750,000 through January 2005, which are being recognized as revenue ratably over the four year maximum service period ending December 2005. Additionally, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. ("911"), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment previously received from 911 was included in 2002 revenues.

  Cost of Revenues

     Cost of revenues increased from $10,821,000 in 2000 to $14,996,000 in 2001 primarily due to a non-cash charge of $3,000,000 for the write-off of digital identification certificates in the fourth quarter of 2001, as these certificates did not enter into the sales and marketing plans established by the Company's new executive management team. These digital identification certificates were not a component of the Company's product set, and their write-off had no effect on future operations. Additionally, depreciation and amortization costs increased by $558,000 from $7,577,000 in 2000 to $8,135,000 in 2001.

     The net decrease in cost of revenues from 2001 to 2002 of $5,997,000 consists primarily of the previously mentioned non-recurring, non-cash charge of $3,000,000 for the write-off of digital identification certificates in 2001 and the reduction of $1,969,000 in non-cash charges for depreciation and amortization of property and equipment resulting from certain data center equipment becoming fully depreciated during 2002. In early 2003, the Company organized HealthyEmail, Inc., a nonprofit organization established for the purpose of promoting the responsible use of email in the healthcare sector. HealthyEmail, Inc. and the Company have committed to provide ZixMail licenses at no cost to physicians and two members of their office staff for a two year period to enable the healthcare industry to meet HIPAA privacy requirements, which could potentially have an impact on the Company's overall sales margins.

  Research and Development Expenses

     Research and development expenses increased from $8,661,000 in 2000 to $9,019,000 in 2001 primarily due to increased employee compensation costs of $1,546,000 resulting from hiring additional technical personnel to support the development of the Company's various Internet products, substantially offset by reductions in third party consulting expenditures. Non-cash charges for depreciation and amortization expense of property and equipment was $1,275,000 and $1,435,000 for 2000 and 2001, respectively.

     In 2002, research and development expenses decreased to $6,180,000 primarily due to continued decreases in third party consulting expenditures totaling $2,333,000 and reduced employee recruitment expenses of $396,000. Non-cash charges increased $410,000 from $1,435,000 in 2001 to $1,845,000 in 2002 due to a non-recurring charge of $762,000 for the cost to license certain patents held by Tumbleweed Communications Corp., partially offset by a $352,000 reduction in depreciation and amortization of property and equipment that became fully depreciated during 2002.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased from $32,162,000 in 2000 to $29,892,000 in 2001 and to $19,335,000 in 2002.

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

     The net decrease in selling, general and administrative expenses from 2001 to 2002 amounted to $10,557,000. Expenses, excluding non-cash charges, decreased $4,859,000 in 2002 primarily due to reduced discretionary advertising expenditures of $3,453,000 resulting from the Company's participation in fewer trade shows in 2002 and the April 2002 cancellation of the Yahoo! Inc. advertising commitment initiated in 2000, all part of the Company's efforts to re-evaluate and redirect its advertising and marketing efforts. Also, contributing to the decrease between years were Anacom expenditures of $532,000 that were eliminated in 2002 following cessation of Anacom's operations in June 2001 and decreased employee recruitment expenditures of $333,000. In the third quarter of 2002, the Company established an office in Ottawa, Ontario Canada, as a result of hiring available talent in the region to expand the Company's sales and professional services capabilities. In late 2002, the Company began expanding its marketing reach into the healthcare community by adding personnel to the sales organization. Non-cash charges between 2001 and 2002 decreased by $5,698,000 primarily due to a decrease in stock-based compensation related to stock option grants for employees and third party service providers of $7,886,000, partially offset by $1,935,000 of non-recurring costs in 2002 related to Yahoo! Inc. and a non-recurring reduction in expenses in 2001 of $1,101,000 related to Anacom, which ceased operations in June 2001.

  Investment and Other Income

     Investment income decreased from $3,130,000 in 2000 to $2,187,000 in 2001 and further decreased to $319,000 in 2002. The continual decrease between years is primarily due to the decrease in invested cash and marketable securities and a continual lowering of interest rates.

  Interest Expense

     Interest expense incurred in 2002 totaled $2,141,000 resulting from the issuance of $8,000,000 in Convertible Notes. Due to a significant issuance discount on the Convertible Notes, primarily due to the fair value of associated warrants totaling $1,148,000 using the Black-Scholes option pricing model, the Company recorded a non-recurring, non-cash charge of $1,698,000 representing the beneficial conversion feature resulting from the Convertible Notes being convertible into 2,116,402 shares of common stock at an effective price less than the fair market value of the common stock on the date the Convertible Notes were issued. In the fourth quarter of 2002, the Note holders converted the Convertible Notes and related accrued interest into 2,141,811 shares of the Company's common stock, and the Company recorded an increase to common stock and additional capital equivalent to the carrying value of the converted debt. See
Note 3 to the consolidated financial statements.

  Realized and Unrealized Gains (Losses) on Investments

     Realized and unrealized losses on investments in 2000 represents an impairment write-down related to the Company's equity investment in Lante Corporation ("Lante") of $1,202,000, representing the decline in market value that management believed was other than temporary. In 2001, realized and unrealized losses on investments include a realized loss of $391,000 for the disposition of the Lante shares and an impairment write-off of the Company's $5,000,000 related party investment in Maptuit Corporation ("Maptuit"). In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit (presently valued at less than $125,000). Any recovery of the Company's investment in Maptuit will be recorded in the Company's consolidated financial statements at the time cash is received. See Note 8 to the consolidated financial statements.

  Income Taxes

     The income tax benefit on the loss from continuing operations in 2000, 2001 and 2002 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company has fully reserved its net deferred tax assets in 2000, 2001 and 2002 due to the uncertainty of future taxable income. The $269,000 current tax benefit recorded in 2002 resulted from legislative changes extending the net operating loss carry-back period from two years to five years. There may be limitations on our ability to fully utilize our substantial net operating loss carryforwards against any future taxable income, including potential limitations due to ownership changes as defined in Section 382 of the Internal Revenue Code.

  Loss from Continuing Operations

     As a result of the foregoing, the Company experienced losses from continuing operations of $49,322,000 in 2000, $56,794,000 in 2001 and
$34,299,000 in 2002.

  DISCONTINUED OPERATIONS

     The Company sold all of its remaining operating businesses during 1998 realizing follow-on after-tax gains of $441,000, $48,000 and $862,000 in 2000, 2001 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company's principal source of liquidity was its net working capital position of $13,590,000, including cash and marketable securities of $14,832,000. The Company plans to continue to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities, U.S. government and agency securities or money market funds. The Company's 2002 loss from continuing operations included significant non-cash expenses, aggregating $14,741,000, primarily consisting of depreciation and amortization and stock-based compensation. Net cash used by continuing operations in 2002, 2001 and 2000 totaled $19,759,000, $27,015,000 and $26,382,000, respectively, primarily representing continued development and operating costs relating to establishing the Company's Internet-related business. The reduction in 2002 was primarily due to lower selling, general and administrative expenses discussed above.

     The Company currently has no significant revenues and utilization of cash resources continues at a substantial level. The Company anticipates further losses in 2003, therefore its near-term liquidity will be negatively impacted as the Company continues its development stage activities. Under its reseller and distributor agreements with Entrust and AlphaOmega Soft Co., Ltd., the Company expects to receive minimum payments of $4,700,000 through January 2005, including $1,450,000 in 2003. During 2002, 2001 and 2000 purchases of property and equipment totaled $845,000, $1,174,000 and $7,625,000, respectively. The recent trend for a reduced level of additions to property and equipment is expected to reverse in 2003 as the Company upgrades certain computer hardware in its data center and acquires computer equipment to satisfy customer orders for the Company's products and services, primarily ZixVPM and ZixWorks.

     In September 2002, we completed a capital funding for $16,000,000 through the issuance of $8,000,000 of Convertible Notes and associated warrants, $3,250,000 of Series A Convertible Preferred Stock and associated warrants and $4,750,000 of Series B Convertible Preferred Stock and associated warrants. In the fourth quarter of 2002, all of the Convertible Notes were converted into 2,141,811 shares of our common stock and $422,000 in Convertible Preferred Stock was converted into shares of our common stock. At December 31, 2002, the remaining securities were convertible and exercisable, in the aggregate, into approximately 3,025,000 shares of our common stock. Upon the occurrence of certain events, the Company is either permitted or required to redeem outstanding shares of Convertible Preferred Stock for cash rather than issue additional shares of its common stock. Separately, at December 31, 2002, there are additional outstanding warrants and stock options to acquire approximately 9,700,000 shares of the Company's common stock, which if exercised would result in a significant level of new funding for the Company. See Note 3 to the consolidated financial statements.

     Our future cash requirements depend primarily on the market acceptance of our products and services and the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of our products and services and resources devoted to sales and marketing including discretionary advertising initiatives. The Company expects the market for its products and services to expand as the business community sees the importance of privacy and security for their email communications. However, at least as long as the Company has no significant revenues, the Company will need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both. The Company currently has substantial flexibility in its cost structure.

     We will continue to consider various capital funding alternatives in order to strengthen our financial position. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our shares of common stock. Additionally, the Company is considering lease financing options for its increased computer equipment needs. The Company currently has no existing borrowings or credit facilities. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

CRITICAL ACCOUNTING POLICIES

     In preparing its consolidated financial statements in conformity with accounting principles generally accepted in the U.S., the Company must make a variety of estimates that affect the reported amounts and related disclosures. The following accounting policies are currently considered most critical to the preparation of the Company's consolidated financial statements:

  SOFTWARE DEVELOPMENT COSTS

     Costs incurred in the development and testing of software used in the Company's Internet products and services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Certain costs incurred during software application development, including costs of materials, services and payroll and payroll-related costs for employees directly associated with the development project, qualify for capitalization. Due to the uncertainty of the amount and timing of future net revenues to be generated from the Company's Internet products and services, all development costs incurred through December 31, 2002 have been expensed and are included in research and development expenses.

  PROPERTY AND EQUIPMENT

     At December 31, 2002, approximately 17% of the Company's total assets consisted of property and equipment. The net book value of property and equipment totaled $3,608,000, of which $1,238,000 was related to equipment in the ZixSecure Center. The data center equipment is being depreciated over a three-year useful life. Management performs periodic reviews of the carrying value of the data center equipment. To date, no impairment write-downs have been recorded on the data center equipment as it continues to be used in pursuit of the Company's business goals, and such equipment is believed to have alternative uses which would allow the Company to realize its carrying value. If the Company's plans change for the use of this equipment and if such alternative future uses change, the Company may be required to record an impairment charge.

  REVENUE RECOGNITION

     To date, the Company's revenues from secure e-messaging services have been derived principally from subscription fees generated from U.S. businesses and revenues resulting from the pro rata recognition of the future minimum payments associated with the Company's Marketing and Distribution Agreement with Entrust. Subscription fees are initially recorded as deferred revenue and recognized as revenues ratably over the subscription period. Under arrangements with resellers and distributors, revenue will generally be recognized as the Company provides the related services. Determination of the timing of revenue recognition will be dependent on terms and conditions specified in individual contracts and could involve a significant level of judgment. See Notes 3 and 4 to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. However, the Company does not believe that the adoption of SFAS 146 will have a material effect on its results of operations or its financial position.

RISKS AND UNCERTAINTIES

  As a development stage company, we have no significant revenues, and we continue to use significant amounts of cash.

     Since 1999 we have been developing and marketing products and services that bring privacy, security and convenience to Internet users. Successful development of a development stage enterprise is costly and highly competitive. A development stage enterprise involves risks and uncertainties, and there are no assurances that we will be successful in our efforts. We currently have no significant revenues and utilization of cash resources continues at a substantial level. The Company anticipates further losses in 2003.

  The market may not broadly accept our products and services, which would prevent us from operating profitably.

     We must be able to achieve broad market acceptance for our products and services in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure e-messaging management and protection businesses similar to ours, that currently operate at the scale that we would require, at our current expenditure levels and proposed pricing, to become profitable. There is no assurance that our products and services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate profitably.

  Competition in the secure e-messaging business is expected to increase, which could cause our business to fail.

     Our solutions are targeted to the secure e-messaging management and protection services market. Although there are many large, well-funded participants in the information technology security industry, few currently participate in the secure e-messaging management and protection services market. Our primary competitors in this market are Tumbleweed Communications, Sigaba Corporation, Authentica, PostX, Critical Path, ClearSwift, BrightMail, FrontBridge and MessageLabs. We believe that the secure e-messaging management and protection services market is immature, and, for the most part, unpenetrated, unlike many segments of the information technology security industry -- which are saturated. After several years of infrastructure development and product development, we believe that we are the only provider that has made the investments necessary to successfully penetrate the relatively untapped secure e-messaging management and protection services market. We do not believe that our primary competitors have made the infrastructure and development investments required to match our service offerings. Nevertheless, others may, over time, make the necessary investments in infrastructure and service offerings. These competitors may develop new technologies that are perceived as being more secure, effective or cost efficient than our own. If we are not successful in exploiting the technology advantage we believe we currently hold, these competitors could successfully garner a significant share of the market, to the exclusion of ZixCorp. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.

  Our inability to develop and introduce new products and related services and to implement technological changes could harm our business.

     The emerging nature of the secure e-messaging management and protection services business and its rapid evolution, require us continually to develop and introduce new products and services and to improve the performance, features and reliability of our existing products and services, particularly in response to competitive offerings. To date, we have achieved no significant revenues from the sale of any of our products and related services.

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

  If the market for secure e-messaging management and protection services does not continue to grow, demand for our products and services will be adversely affected.

     The market for secure Internet e-messaging is at an early stage of development. Continued growth of the secure e-messaging management and protection services market will depend to a large extent on the market recognizing the need for secure e-messaging communications. Failure of this market to grow could reduce demand for our products and services, which would harm our business.

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

     Messages sent through our ZixPort and ZixMessage Center messaging portals will reside, for a user-specified period of time, in our secure data center network. Any physical or electronic break-ins or other security breaches or compromises of this information could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

     We determined in June 2001 that credit card databases at our independently operated subsidiary, Anacom, had been improperly accessed. As a result of this improper access, we shut down the Anacom operations and Anacom ceased doing business. The ZixMail and ZixMessage Center systems and our secure data center operations were entirely separate from the systems operated by Anacom. No ZixCorp technologies or operations were involved in the incident, nor are the Anacom technologies involved being used in our Zix family of secure e-messaging products and services. Accordingly, this breach has not had, and will not have, any effect on the development and deployment of our secure e-messaging products and related services. No claims have been asserted against us with respect to this incident. We are unable to assess the amount of liability, if any, to Anacom or us, which may result from any claims that may be asserted.

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

     Our products and services employ, and future products and services may employ, public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require us to make significant changes to our products, which could damage our reputation and otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This, or related, publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.

  We depend on key personnel.

     We depend on the performance of our senior management team -- including our chairman, president and chief executive officer, John A. Ryan, and his direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain and motivate these individuals. There are no binding agreements with any of our employees which prevent them from leaving ZixCorp at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

  We could be affected by government regulation.

     Exports of software products using encryption technology are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our products to almost all countries in the world, the list of countries to which our products cannot be exported could be revised in the future. Furthermore, some foreign countries impose restrictions on the use of encryption products, such as our products. Failure to obtain the required governmental approvals would preclude the sale or use of our products in international markets.

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

     Our directors and executive officers beneficially own shares of our securities that represent approximately 20.9% of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a director and current beneficial owner of approximately 12.7% of our outstanding common stock, and John A. Ryan, our chairman, president and chief executive officer. Also, Mr. Sanchez and Mr. Ryan collectively beneficially own approximately 81.8% of the Series A Convertible Preferred Stock. The consent of the holders of the Series A Convertible Preferred Stock, voting separately as a class, is required before we may enter into mergers or other business combination transactions. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors and, as noted above, the approval of mergers or other business combination transactions. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

  A private investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

     George W. Haywood, a private investor, beneficially owns approximately 25.5% of our outstanding common stock. Furthermore, Mr. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 81.2% of our Series B Convertible Preferred Stock. The consent of the holders of the Series B Convertible Preferred Stock, voting separately as a class, is required before we may enter into mergers or other business combination transactions. Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors and, as noted above, the approval of mergers or other business combination transactions. Mr. Haywood's interests may not be aligned with the interests of our other shareholders.

  Our private placement of equity securities in 2002 could further dilute the interests of our shareholders.

     In September 2002, we completed a capital funding for $16,000,000 through the issuance of $8,000,000 of Convertible Notes and associated warrants, $3,250,000 of Series A Convertible Preferred Stock and associated warrants and $4,750,000 of Series B Convertible Preferred Stock and associated warrants. In the fourth quarter of 2002, the Convertible Notes were converted into 2,141,811 shares of our common stock and $422,000 in convertible preferred stock was converted into shares of our common stock. At December 31, 2002, the remaining securities were convertible and exercisable, in the aggregate, into approximately 3,025,000 shares of our common stock.

     One-ninth of the shares of our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock are to be redeemed at two-month intervals beginning in May 2003. The redemption amounts payable to the holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are paid in shares of our common stock.

     The value of the common stock used to determine the number of shares of common stock to be issued upon redemption of shares of Series A Convertible Preferred Stock at the final redemption date (that is, September 2004) will be the lesser of $3.92 per share and the market value of the common stock at the time of redemption, based on a closing bid price average formula. If the market price of the common stock declines, the number of shares of common stock issuable to the holders of Series A Convertible Preferred Stock upon such final redemption will increase, perhaps substantially. There is no "floor" on the market value calculation and, therefore, there is no "ceiling" on the number of shares of common stock that may be issuable by us upon the final Series A Convertible Preferred Stock redemption. A substantial decline in the market price of the common stock would result in significant dilution to the existing holders of common stock if the Series A Convertible Preferred Stock shares are redeemed at a substantially lower price.

     The value of the common stock used to determine the number of shares of common stock to be issued upon redemption of shares of Series B Convertible Preferred Stock will be the lesser of the Series B Conversion Price and 90% of the market value of the common stock at the time of redemption, based on a volume-weighted average formula. If the market price of the common stock declines, the number of shares of common stock issuable to the holders of Series B Convertible Preferred Stock upon such automatic redemptions will increase, perhaps substantially. There is no "floor" on the market value calculation and, therefore, there is no "ceiling" on the number of shares of common stock that may be issuable by us upon a Series B Convertible Preferred Stock redemption. A substantial decline in the market price of the common stock would result in significant dilution to the existing holders of common stock if the Series B Convertible Preferred Stock shares are redeemed at a substantially lower price.

     The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock are convertible by the holders into shares of common stock at any time. The Series A Conversion Price is initially $4.12 per share and the Series B Conversion Price is initially $3.78 per share. The conversion prices could be lowered, perhaps substantially, in a variety of circumstances. In the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the conversion prices then in effect (other than certain specified exempt issuances), the conversion prices and the number of shares issuable upon conversion of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock are subject to weighted average anti-dilution adjustment. These anti-dilution adjustments do not have a "floor" that would limit reductions in the conversion price of such shares. Correspondingly, there is no "ceiling" on the number of shares of common stock that may be issuable following such anti-dilution adjustments.

     We issued four-year warrants (first exercisable in March 2003) to the purchasers of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock entitling the warrant holders to purchase an aggregate of 709,528 shares of common stock at an exercise price of $4.51 per share. The exercise price of these warrants is subject to weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the exercise price then in effect (other than certain specified exempt issuances). The "floor" on such anti-dilution adjustments is set at $3.92 per share.

     We issued three-year warrants (the "Notes Warrants") to the holders of certain 6.5% secured Convertible Notes issued in September 2002 (subsequently converted into shares of our common stock). The warrants entitle the holders to purchase an aggregate of 386,473 shares of common stock at an exercise price of $4.14 per share. The number of shares of common stock for which these warrants are exercisable and the exercise price of these warrants are subject to full anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the exercise price then in effect (other than certain specified exempt issuances). These anti-dilution adjustments do not have a "floor" that would limit reductions in the exercise price and there is no "ceiling" on the number of shares of common stock that may be issuable following such anti-dilution adjustments. In March 2003, we entered into an agreement with the holders of the Notes Warrants, which obligates the holders, subject to certain conditions, to exercise all or any portion of these warrants on each business day following a trading day on which the weighted average market price of our common stock is at least $4.50 per share. See Note 3 to the consolidated financial statements.

  Further issuances of equity securities may be dilutive to current shareholders.

     At some point in the foreseeable future we may determine to seek additional capital funding. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our common stock. In addition, we incentivize employees and attract new employees by issuing options to purchase our shares of common stock. Therefore, the interest of our existing shareholders could be diluted by future stock option grants to employees and any equity securities issued in capital funding financings.

  Stock sales and hedging activities could affect our stock price.

     To the extent the holders convert, redeem and exercise, as applicable, the Series A Convertible Preferred Stock and/or the Series B Convertible Preferred Stock and related warrants and then sell the shares of our common stock they receive, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short-sales that could place further downward pressure on our stock price. This could lead to further increases in the already large short position in our common stock (6,270,450 shares as of February 14, 2003). Moreover, subject to applicable law and limitations as set forth in the documents governing the transactions, the holders of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Notes Warrants may hedge their positions in our stock by shorting our stock, which could further adversely affect the stock price. Furthermore, the perception that the holders of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and/or the Notes Warrants may sell our common stock "short" may cause others to sell their shares as well. An increase in the volume of sales of our common stock, whether short sales or not and whether the sales are by the holders of Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Notes Warrants or others, could cause the market price of our common stock to decline. The effect of these activities on our stock price could increase the number of shares required to be issued on the next applicable conversion or redemption of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

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

  We may encounter other unanticipated risks and uncertainties in the secure e-messaging management and protection services market or in developing new products and services, and we cannot assure you that we will be successful in responding to any unanticipated risks or uncertainties.

     There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the Securities and Exchange Commission. We are, of course, also subject to general economic risks.

              NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (we refer to it as the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "predict," "plan," "should," "goal," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words. Such forward-looking statements may be contained in the "Risks and Uncertainties" section above, among other places.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that it faces material market risk with respect to its cash investments and marketable securities, which totaled $14,832,000 and $20,065,000 at December 31, 2002 and 2001, respectively. These investments, which mature at various dates through May 2003, primarily consist of high-grade U.S. corporate debt securities, daily money market funds and a U.S. government security, and do not include derivative financial instruments or derivative commodity instruments, as such terms are defined by the SEC in applicable regulations. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any interest rate market risk management activities. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company's operating results or cash flows due to the short-term, high credit quality nature of the Company's investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item begins on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the section "OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION -- Who are our directors, director nominees, executive officers and significant employees?" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2003 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the section "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" in the Company's 2003 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section "OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION -- How much stock do our principal stockholders, directors, director nominees and executive officers own?" and "COMPENSATION OF DIRECTORS AND EXECUTIVE
OFFICERS -- Non-Stockholder Approved Equity Compensation Arrangements" in the Company's 2003 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the section "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS -- Certain Relationships and Related Transactions" in the Company's 2003 Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference from the section "How do our Board and its committees work?" in the Company's 2003 Proxy Statement.

                                    PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (a)(3) Exhibits

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
    3.1        --    Articles of Amendment to the Articles of Incorporation of
                     Zix Corporation, as filed with the Texas Secretary of State on August 1, 2002. Filed as Exhibit 3.1 to Zix Corporation's
                     Quarterly Report on Form 10-Q for the quarterly period ended
                     June 30, 2002, and incorporated herein by reference.
                     Restated Articles of Incorporation of Zix Corporation, as
                     filed with the Texas Secretary of State on December 4, 2001.
                     Filed as Exhibit 3.1 to Zix Corporation's Annual Report on
                     Form 10-K for the year ended December 31, 2001, and
                     incorporated herein by reference.
    3.2        --    Restated Bylaws of Zix Corporation, dated October 30, 2002.
                     Filed as Exhibit 3.2 to Zix Corporation's Quarterly Report
                     on Form 10-Q for the quarterly period ended September 30,
                     2002, and incorporated herein by reference.
    3.3        --    Statement of Designations of the Series A Convertible
                     Preferred Stock of Zix Corporation. Filed as Exhibit 3.1 to
                     Zix Corporation's Form 8-K, dated September 20, 2002, and
                     incorporated herein by reference.
    3.4        --    Statement of Designations of the Series B Convertible
                     Preferred Stock of Zix Corporation. Filed as Exhibit 3.2 to
                     Zix Corporation's Form 8-K, dated September 20, 2002, and
                     incorporated herein by reference.
    4.1        --    Securities Purchase Agreement, dated September 16, 2002, by and between Zix Corporation, the Series A Investors named
                     therein and the Series B Investors named therein (including schedules but excluding exhibits). Filed as Exhibit 4.1 to
                     Zix Corporation's Form 8-K, dated September 20, 2002, and
                     incorporated herein by reference.
    4.2        --    Form of Warrant, dated September 18, 2002, to purchase
                     shares of common stock of Zix Corporation, issued by Zix
                     Corporation. Filed as Exhibit 4.2 to Zix Corporation's Form
                     8-K, dated September 20, 2002, and incorporated herein by
                     reference.
    4.3        --    Registration Rights Agreement, dated September 16, 2002, by and among Zix Corporation and the Investors named therein.
                     Filed as Exhibit 4.3 to Zix Corporation's Form 8-K, dated
                     September 20, 2002, and incorporated herein by reference.
    4.4        --    Form of Warrant, dated September 18, 2002, to purchase
                     shares of common stock of Zix Corporation, issued by Zix
                     Corporation. Filed as Exhibit 4.6 to Zix Corporation's Form
                     8-K, dated September 20, 2002, and incorporated herein by
                     reference.

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
    4.5        --    Registration Rights Agreement, dated September 17, 2002, by and among Zix Corporation and the Buyers named therein.
                     Filed as Exhibit 4.7 to Zix Corporation's Form 8-K, dated
                     September 20, 2002, and incorporated herein by reference.
    4.6        --    Specimen certificate for common stock of Zix Corporation.
                     Filed as Exhibit 4.1 to Zix Corporation's Annual Report on
                     Form 10-K for the year ended December 31, 1999, and
                     incorporated herein by reference.
    4.7        --    Agreement Regarding Exercise and Issuance of Warrants, dated
                     March 3, 2003, by and between Zix Corporation and the
                     Investors named therein (including schedules but excluding exhibits). Filed as Exhibit 4.1 to Zix Corporation's Form
                     8-K, dated March 4, 2003, and incorporated herein by
                     reference.
    4.8        --    Form of Warrant to purchase shares of common stock of Zix
                     Corporation, issued by Zix Corporation. Filed as Exhibit 4.2 to Zix Corporation's Form 8-K, dated March 4, 2003, and
                     incorporated herein by reference.
    4.9        --    Registration Rights Agreement, dated March 3, 2003, by and among Zix Corporation and the Investors named therein. Filed as Exhibit 4.3 to Zix Corporation's Form 8-K, dated March 4,
                     2003, and incorporated herein by reference.
   10.1        --    1990 Stock Option Plan of Zix Corporation (Amended and
                     Restated as of September 1999). Filed as Exhibit 10.1 to Zix
                     Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended September 30, 1999, and incorporated herein by reference.
   10.2        --    1992 Stock Option Plan of Zix Corporation (Amended and
                     Restated as of September 1999). Filed as Exhibit 10.2 to Zix
                     Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended September 30, 1999, and incorporated herein by reference.
   10.3        --    1995 Long-Term Incentive Plan of Zix Corporation (Amended
                     and Restated as of September 20, 2000). Filed as Exhibit
                     10.3 to Zix Corporation's Quarterly Report on Form 10-Q for
                     the quarterly period ended September 30, 2000, and
                     incorporated herein by reference.
   10.4        --    1996 Employee Stock Purchase Plan of Zix Corporation
                     (Amended and Restated as of July 1, 2000). Filed as Exhibit
                     10.2 to Zix Corporation's Quarterly Report on Form 10-Q for
                     the quarterly period ended June 30, 2000, and incorporated herein by reference.
   10.5        --    Zix Corporation's 1999 Directors' Stock Option Plan (Amended
                     and Restated as of August 1, 2002). Filed as Exhibit 10.1 to
                     Zix Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 2002, and incorporated
                     herein by reference.
   10.6        --    Zix Corporation's 2001 Employee Stock Option Plan, dated May
                     31, 2001. Filed as Exhibit 10.1 to Zix Corporation's
                     Quarterly Report on Form 10-Q for the quarterly period ended
                     March 31, 2001, and incorporated herein by reference.
   10.7        --    Zix Corporation's 2001 Stock Option Plan (Amended and
                     Restated as of August 1, 2002). Filed as Exhibit 10.2 to Zix
                     Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 2002, and incorporated
                     herein by reference.
   10.8        --    Stock Option Agreement, effective as of April 29, 1998,
                     between David P. Cook and Zix Corporation. Filed as Exhibit
                     10.1 to Zix Corporation's Quarterly Report on Form 10-Q for
                     the quarterly period ended June 30, 1998, and incorporated herein by reference.
   10.9        --    Amendment No. 1 to Stock Option Agreement, dated February
                     18, 2000, between David P. Cook and Zix Corporation. Filed as Exhibit 10.8 to Zix Corporation's Annual Report on Form
                     10-K for the year ended December 31, 1999, and incorporated herein by reference.
   10.10       --    Amendment No. 2 to Stock Option Agreement, dated May 2,
                     2000, between David P. Cook and Zix Corporation. Filed as
                     Exhibit 10.1 to Zix Corporation's Quarterly Report on Form
                     10-Q for the quarterly period ended March 31, 2000, and
                     incorporated herein by reference.
   10.11       --    Amendment No. 3 to Stock Option Agreement, dated November 2,
                     2000, between David P. Cook and Zix Corporation. Filed as
                     Exhibit 10.10 to Zix Corporation's Annual Report on Form
                     10-K for the year ended December 31, 2000, and incorporated herein by reference.

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   10.12       --    Amendment No. 4 to Stock Option Agreement, dated March 1,
                     2002, between David P. Cook and Zix Corporation. Filed as
                     Exhibit 10.1 to Zix Corporation's Quarterly Report on Form
                     10-Q for the quarterly period ended March 31, 2002, and
                     incorporated herein by reference.
   10.13*      --    Amendment No. 5 to Stock Option Agreement, dated March 1,
                     2003, between David P. Cook and Zix Corporation.
   10.14       --    Stock Option Agreement, effective as of December 26, 2000, between David P. Cook and Zix Corporation. Filed as Exhibit
                     10.13 to Zix Corporation's Annual Report on Form 10-K for
                     the year ended December 31, 2001, and incorporated herein by reference.
   10.15       --    Stock Option Agreement, effective as of November 14, 2001, between John Ryan and Zix Corporation. Filed as Exhibit 4.2 in Zix Corporation's Registration Statement on Form S-8
                     (Commission No. 333-74890), dated December 11, 2001, and
                     incorporated herein by reference. Portions of this exhibit were omitted pursuant to a request for confidential
                     treatment that was filed with the SEC on November 26, 2001.
                     On December 5, 2001, the SEC approved the filing of this
                     exhibit omitting the portions for which confidential
                     treatment was requested. The omitted information has been
                     filed with the SEC.
   10.16       --    Employment Agreement, effective as of November 14, 2001,
                     between John Ryan and Zix Corporation. Filed as Exhibit 4.1 in Zix Corporation's Registration Statement on Form S-8
                     (Commission No. 333-74890), dated December 11, 2001, and
                     incorporated herein by reference.
   10.17       --    Severance Agreement, dated February 25, 2002, between Zix
                     Corporation and Steve M. York. Filed as Exhibit 10.17 to Zix
                     Corporation's Annual Report on Form 10-K for the year ended
                     December 31, 2001, and incorporated herein by reference.
   10.18       --    Severance Agreement, dated February 25, 2002, between Zix
                     Corporation and Ronald A. Woessner. Filed as Exhibit 10.18
                     to Zix Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by
                     reference.
   10.19       --    Form of Severance Agreement between Zix Corporation and
                     Dennis Heathcote, Wael Mohamed and David Robertson. Filed as
                     Exhibit 10.2 to Zix Corporation's Quarterly Report on Form
                     10-Q for the quarterly period ended March 31, 2002, and
                     incorporated herein by reference.
   10.20       --    Sublease Agreement, dated February 12, 1999, between
                     Fidelity Corporate Real Estate, L.L.C. and Zix Corporation
                     Operating Corporation. Filed as Exhibit 10.13 to Zix
                     Corporation's Annual Report on Form 10-K for the year ended
                     December 31, 1998, and incorporated herein by reference.
   10.21       --    Sublease Agreement, dated May 8, 2000, between Rosewood
                     Resources, Inc. and Zix Corporation. Filed as Exhibit 10.1
                     to Zix Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 2000, and incorporated
                     herein by reference.
   10.22       --    Lease Agreement, dated July 10, 1998, between Dallas
                     Galleria Limited and Amtech Corporation d/b/a AMTC
                     Corporation. Filed as Exhibit 10.22 to Zix Corporation's
                     Annual Report on Form 10-K for the year ended December 31,
                     2001, and incorporated herein by reference.
   10.23*      --    Sublease Agreement, dated August 1, 2002, between Zix
                     Corporation, Optiwave Corporation and Waidt Construction &
                     Developments LTD (excluding schedules and exhibits).
   10.24*      --    Sublease Amendment Agreement, dated September 30, 2002,
                     between Zix Corporation, Optiwave Corporation and Waidt
                     Construction & Developments LTD (excluding exhibits).
   10.25*      --    Sublease Amendment Agreement, dated November 19, 2002,
                     between Zix Corporation, Optiwave Corporation and Waidt
                     Construction & Developments LTD (excluding exhibits).
   10.26       --    Marketing and Distribution Agreement, effective November 6,
                     2000, between Zix Corporation and Entrust, Inc. Filed as
                     Exhibit 10.4 to Zix Corporation's Quarterly Report on Form
                     10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
   10.27       --    Enterprise and CA Services Agreement, effective November 6,
                     2000, between Zix Corporation and Entrust, Inc. Filed as
                     Exhibit 10.5 to Zix Corporation's Quarterly Report on Form
                     10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
   10.28       --    International Distribution Agreement, dated June 6, 2001,
                     between Zix Corporation and AlphaOmega Soft Co., Ltd. Filed as Exhibit 10.1 to Zix Corporation's Quarterly Report on
                     Form 10-Q for the quarterly period ended June 30, 2001, and incorporated herein by reference.

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   10.29       --    Convertible Promissory Note of Maptuit Corporation, dated
                     July 11, 2001. Filed as Exhibit 10.2 to Zix Corporation's
                     Quarterly Report on Form 10-Q for the quarterly period ended
                     June 30, 2001, and incorporated herein by reference.
   10.30       --    Security Agreement, dated July 11, 2001, between Maptuit
                     Corporation and Zix Corporation. Filed as Exhibit 10.3 to
                     Zix Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 2001, and incorporated
                     herein by reference.
   10.31       --    Letter Agreement, dated October 1, 2002, among Zix
                     Corporation, Maptuit Corporation, and Jeffrey P. Papows.
                     Filed as Exhibit 10.2 to Zix Corporation's Quarterly Report
                     on Form 10-Q for the quarterly period ended September 30,
                     2002, and incorporated herein by reference.
   10.32       --    Form of Common Stock Warrant Certificate. Filed as Exhibit
                     4.1 in Zix Corporation's Registration Statement on Form S-3
                     (Commission No. 333-83934), dated March 7, 2002, and
                     incorporated herein by reference.
   21.1*       --    Subsidiaries of Zix Corporation.
   23.1*       --    Consent of Independent Auditors.
   99.1**      --    Certification of John A. Ryan, Chief Executive Officer.
   99.2**      --    Certification of Steve M. York, Chief Financial Officer.

---------------

 * Filed herewith.

** This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed, except to the extent required by the Sarbanes-Oxley Act of 2002, by Zix Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

     (b) Reports on Form 8-K

     No reports of the Registrant on Form 8-K were filed with the SEC during the three months ended December 31, 2002. The Registrant recently filed reports on Form 8-K on January 16, 2003 announcing the voting results of a special meeting of shareholders held on January 15, 2003 and on March 4, 2003 regarding a potential warrant exercise and warrant replacement arrangement with the former holders of the Company's secured convertible notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 20, 2003.

                                          ZIX CORPORATION

                                          By:       /s/ STEVE M. YORK
                                            ------------------------------------
                                                      Steve M. York
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2003.

                  SIGNATURE                                         TITLE
                  ---------                                         -----




              /s/ JOHN A. RYAN                              Chairman, President,
---------------------------------------------       Chief Executive Officer and Director
               (John A. Ryan)                           (Principal Executive Officer)




              /s/ STEVE M. YORK                            Senior Vice President,
---------------------------------------------       Chief Financial Officer and Treasurer
               (Steve M. York)                  (Principal Financial and Accounting Officer)




            /s/ MICHAEL E. KEANE                                  Director
---------------------------------------------
             (Michael E. Keane)




            /s/ JAMES S. MARSTON                                  Director
---------------------------------------------
             (James S. Marston)




         /s/ ANTONIO R. SANCHEZ, JR.                              Director
---------------------------------------------
          (Antonio R. Sanchez, Jr.)




          /s/ DR. BEN G. STREETMAN                                Director
---------------------------------------------
           (Dr. Ben G. Streetman)

                                 CERTIFICATIONS

I, John A. Ryan, certify that:

     1. I have reviewed this annual report on Form 10-K of Zix Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ JOHN A. RYAN
                                            ------------------------------------
                                                        John A. Ryan
                                                  Chairman, President and
                                                  Chief Executive Officer

Date: March 20, 2003

I, Steve M. York, certify that:

     1. I have reviewed this annual report on Form 10-K of Zix Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ STEVE M. YORK
                                            ------------------------------------
                                                       Steve M. York
                                                Senior Vice President, Chief
                                              Financial Officer and Treasurer

Date: March 20, 2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets at December 31, 2002 and 2001...  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000 and for the cumulative
  period from January 1, 1999 through December 31, 2002.....  F-4
Consolidated Statements of Convertible Preferred Stock and
  Stockholders' Equity for the years ended December 31,
  2002, 2001 and 2000.......................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000 and for the cumulative
  period from January 1, 1999 through December 31, 2002.....  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Zix Corporation

     We have audited the accompanying consolidated balance sheets of Zix Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zix Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

Dallas, Texas
March 5, 2003

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $   7,586,000   $   8,857,000
  Marketable securities.....................................      7,246,000      11,208,000
  Receivables...............................................      1,014,000         913,000
  Other current assets......................................      1,546,000       1,195,000
                                                              -------------   -------------
     Total current assets...................................     17,392,000      22,173,000
Property and equipment, net.................................      3,608,000      10,263,000
                                                              -------------   -------------
                                                              $  21,000,000   $  32,436,000
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $   2,701,000   $   3,506,000
  Liabilities related to discontinued operations............        275,000       1,056,000
  Deferred revenues.........................................        826,000         345,000
                                                              -------------   -------------
     Total current liabilities..............................      3,802,000       4,907,000
Commitments and contingencies
Convertible preferred stock:
  Series A convertible preferred stock, $1 par value,
     819,886 shares authorized; 765,559 issued and
     outstanding (aggregate liquidation preference
     $3,051,000)............................................      2,252,000              --
  Series B convertible preferred stock, $1 par value,
     1,304,815 shares authorized; 1,246,715 issued and
     outstanding (aggregate liquidation preference
     $4,571,000)............................................      3,401,000              --
                                                              -------------   -------------
                                                                  5,653,000              --
Stockholders' equity:
  Preferred stock, $1 par value, 7,875,299 shares authorized in 2002 and 10,000,000 shares authorized in 2001; none
     outstanding............................................             --              --
  Common stock, $0.01 par value, 175,000,000 shares
     authorized; 22,764,798 issued and 20,437,617
     outstanding in 2002; 19,861,118 issued and 17,557,854
     outstanding in 2001....................................        228,000         199,000
  Additional capital........................................    195,846,000     177,119,000
  Unearned stock-based compensation.........................       (565,000)     (2,536,000)
  Treasury stock, at cost; 2,327,181 shares in 2002 and
     2,303,264 shares in 2001...............................    (11,507,000)    (11,414,000)
  Accumulated deficit (includes deficit accumulated during
     the development stage of $173,416,000 in 2002 and
     $139,979,000 in 2001)..................................   (172,457,000)   (135,839,000)
                                                              -------------   -------------
     Total stockholders' equity.............................     11,545,000      27,529,000
                                                              -------------   -------------
                                                              $  21,000,000   $  32,436,000
                                                              =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 CUMULATIVE DURING
                                                                                 DEVELOPMENT STAGE
                                           YEAR ENDED DECEMBER 31,             (FROM JANUARY 1, 1999
                                  ------------------------------------------          THROUGH
                                      2002           2001           2000        DECEMBER 31, 2002)
                                  ------------   ------------   ------------   ---------------------
Revenues........................  $  1,672,000   $    317,000   $    394,000       $   2,482,000
Cost of revenues................    (8,999,000)   (14,996,000)   (10,821,000)        (39,105,000)
Research and development
  expenses......................    (6,180,000)    (9,019,000)    (8,661,000)        (47,408,000)
Selling, general and
  administrative expenses.......   (19,335,000)   (29,892,000)   (32,162,000)        (93,796,000)
Investment and other income.....       319,000      2,187,000      3,130,000           9,169,000
Interest expense................    (2,141,000)            --             --          (2,141,000)
Realized and unrealized gains
  (losses) on investments.......        96,000     (5,391,000)    (1,202,000)         (6,497,000)
                                  ------------   ------------   ------------       -------------
Loss from continuing operations
  before income taxes...........   (34,568,000)   (56,794,000)   (49,322,000)       (177,296,000)
Income taxes....................       269,000             --             --           1,076,000
                                  ------------   ------------   ------------       -------------
Loss from continuing
  operations....................   (34,299,000)   (56,794,000)   (49,322,000)       (176,220,000)
Discontinued operations.........       862,000         48,000        441,000           2,804,000
                                  ------------   ------------   ------------       -------------
Net loss........................  $(33,437,000)  $(56,746,000)  $(48,881,000)      $(173,416,000)
                                  ============   ============   ============       =============
Basic and diluted earnings
  (loss) per common share:
  Continuing operations.........  $      (2.07)  $      (3.32)  $      (3.03)
  Discontinued operations.......          0.05             --           0.03
                                  ------------   ------------   ------------
  Net loss......................  $      (2.02)  $      (3.32)  $      (3.00)
                                  ============   ============   ============
Weighted average shares
  outstanding...................    18,128,796     17,083,037     16,266,196
                                  ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

             CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                                                                                     STOCKHOLDERS' EQUITY
                                                              ------------------------------------------------------------------
                                     CONVERTIBLE PREFERRED
                                             STOCK                COMMON STOCK                         UNEARNED
                                     ----------------------   ---------------------    ADDITIONAL    STOCK-BASED      TREASURY
                                      SHARES       AMOUNT       SHARES      AMOUNT      CAPITAL      COMPENSATION      STOCK
                                     ---------   ----------   ----------   --------   ------------   ------------   ------------
Balance, December 31, 1999.........         --   $       --   17,629,929   $176,000   $114,740,000   $(10,496,000)  $(11,314,000)
 Common stock issued for cash in
   private placement, net of
   issuance costs..................         --           --      916,667      9,000     43,775,000             --             --
 Exercise of stock options for
   cash............................         --           --      327,417      3,000      2,239,000             --             --
 Unearned employee stock-based
   compensation....................         --           --           --         --     16,894,000    (16,894,000)            --
 Unearned stock-based compensation
   for service providers...........         --           --      147,848      2,000       (690,000)       752,000             --
 Common stock issued for purchase
   of Anacom Communications........         --           --       83,663      1,000       (224,000)       223,000             --
 Amortization of unearned
   stock-based compensation........         --           --           --         --             --     11,800,000             --
 Common stock issued to Entrust....         --           --      222,039      2,000      3,398,000             --             --
 Other.............................         --           --           --         --         (4,000)            --             --
 Comprehensive net loss:
   Net loss........................         --           --           --         --             --             --             --
   Unrealized loss on marketable
     securities....................         --           --           --         --             --             --             --
   Comprehensive net loss..........         --           --           --         --             --             --             --
                                     ---------   ----------   ----------   --------   ------------   ------------   ------------
Balance, December 31, 2000.........         --           --   19,327,563    193,000    180,128,000    (14,615,000)   (11,314,000)
 Exercise of stock options for
   cash............................         --           --       27,500         --        222,000             --             --
 Unearned employee stock-based
   compensation....................         --           --      152,672      2,000        973,000       (975,000)            --
 Unearned stock-based compensation
   for service providers...........         --           --           --         --         49,000        (49,000)            --
 Cancellation of agreement to issue
   stock for purchase of Anacom
   Communications..................         --           --           --         --     (4,725,000)     4,725,000             --
 Amortization of unearned
   stock-based compensation........         --           --           --         --             --      8,378,000             --
 Common stock issued to Entrust....         --           --      353,383      4,000        396,000             --             --
 Other.............................         --           --           --         --         76,000             --       (100,000)
 Comprehensive net loss:
   Net loss........................         --           --           --         --             --             --             --
   Realized loss on marketable
     securities....................         --           --           --         --             --             --             --
   Comprehensive net loss..........         --           --           --         --             --             --             --
                                     ---------   ----------   ----------   --------   ------------   ------------   ------------
Balance, December 31, 2001.........         --           --   19,861,118    199,000    177,119,000     (2,536,000)   (11,414,000)
 Common stock issued to Tumbleweed
   for patents.....................         --           --      116,833      1,000        761,000             --             --
 Common stock issued to Yahoo! for
   services........................         --           --      468,514      5,000      2,530,000             --             --
 Common stock issued to former
   employees in lieu of
   severance.......................         --           --       68,622      1,000        173,000             --             --
 Series A convertible preferred
   stock issued for cash, net of
   issuance costs..................    819,886    2,184,000           --         --             --             --             --
 Warrants related to Series A
   convertible preferred stock
   issued for cash, net of issuance
   costs...........................         --           --           --         --        964,000             --             --
 Series A convertible preferred
   stock converted into common
   stock...........................    (54,327)    (145,000)      51,690         --        145,000             --             --
 Series B convertible preferred
   stock issued for cash, net of
   issuance costs..................  1,304,815    3,213,000           --         --             --             --             --
 Warrants related to Series B
   convertible preferred stock
   issued for cash, net of issuance
   costs...........................         --           --           --         --      1,420,000             --             --
 Series B convertible preferred
   stock converted into common
   stock...........................    (58,100)    (156,000)      56,210      1,000        155,000             --             --
 Dividends on Series A and Series B
   convertible preferred stock.....         --      557,000           --         --      2,624,000             --             --
 Beneficial conversion feature
   resulting from the issuance of
   convertible notes payable.......         --           --           --         --      1,698,000             --             --
 Warrants related to convertible
   notes payable issued for cash,
   net of issuance costs...........         --           --           --         --      1,113,000             --             --
 Convertible notes payable
   converted into common stock.....         --           --    2,141,811     21,000      6,744,000             --             --
 Unearned stock-based compensation
   for service providers...........         --           --           --         --        333,000       (333,000)            --
 Amortization of unearned
   stock-based compensation........         --           --           --         --             --      2,304,000             --
 Other.............................         --           --           --         --         67,000             --        (93,000)
 Net loss..........................         --           --           --         --             --             --             --
                                     ---------   ----------   ----------   --------   ------------   ------------   ------------
Balance, December 31, 2002.........  2,012,274   $5,653,000   22,764,798   $228,000   $195,846,000   $   (565,000)  $(11,507,000)
                                     =========   ==========   ==========   ========   ============   ============   ============

                                                 STOCKHOLDERS' EQUITY
                                     ---------------------------------------------
                                      ACCUMULATED
                                         OTHER                           TOTAL
                                     COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'
                                         LOSS           DEFICIT         EQUITY
                                     -------------   -------------   -------------
Balance, December 31, 1999.........    $      --     $ (30,212,000)  $ 62,894,000
 Common stock issued for cash in
   private placement, net of
   issuance costs..................           --                --     43,784,000
 Exercise of stock options for
   cash............................           --                --      2,242,000
 Unearned employee stock-based
   compensation....................           --                --             --
 Unearned stock-based compensation
   for service providers...........           --                --         64,000
 Common stock issued for purchase
   of Anacom Communications........           --                --             --
 Amortization of unearned
   stock-based compensation........           --                --     11,800,000
 Common stock issued to Entrust....           --                --      3,400,000
 Other.............................           --                --         (4,000)
 Comprehensive net loss:
   Net loss........................           --       (48,881,000)   (48,881,000)
   Unrealized loss on marketable
     securities....................     (169,000)               --       (169,000)
                                                                     ------------
   Comprehensive net loss..........           --                --    (49,050,000)
                                       ---------     -------------   ------------
Balance, December 31, 2000.........     (169,000)      (79,093,000)    75,130,000
 Exercise of stock options for
   cash............................           --                --        222,000
 Unearned employee stock-based
   compensation....................           --                --             --
 Unearned stock-based compensation
   for service providers...........           --                --             --
 Cancellation of agreement to issue
   stock for purchase of Anacom
   Communications..................           --                --             --
 Amortization of unearned
   stock-based compensation........           --                --      8,378,000
 Common stock issued to Entrust....           --                --        400,000
 Other.............................           --                --        (24,000)
 Comprehensive net loss:
   Net loss........................           --       (56,746,000)   (56,746,000)
   Realized loss on marketable
     securities....................      169,000                --        169,000
                                                                     ------------
   Comprehensive net loss..........           --                --    (56,577,000)
                                       ---------     -------------   ------------
Balance, December 31, 2001.........           --      (135,839,000)    27,529,000
 Common stock issued to Tumbleweed
   for patents.....................           --                --        762,000
 Common stock issued to Yahoo! for
   services........................           --                --      2,535,000
 Common stock issued to former
   employees in lieu of
   severance.......................           --                --        174,000
 Series A convertible preferred
   stock issued for cash, net of
   issuance costs..................           --                --             --
 Warrants related to Series A
   convertible preferred stock
   issued for cash, net of issuance
   costs...........................           --                --        964,000
 Series A convertible preferred
   stock converted into common
   stock...........................           --                --        145,000
 Series B convertible preferred
   stock issued for cash, net of
   issuance costs..................           --                --             --
 Warrants related to Series B
   convertible preferred stock
   issued for cash, net of issuance
   costs...........................           --                --      1,420,000
 Series B convertible preferred
   stock converted into common
   stock...........................           --                --        156,000
 Dividends on Series A and Series B
   convertible preferred stock.....           --        (3,181,000)      (557,000)
 Beneficial conversion feature
   resulting from the issuance of
   convertible notes payable.......           --                --      1,698,000
 Warrants related to convertible
   notes payable issued for cash,
   net of issuance costs...........           --                --      1,113,000
 Convertible notes payable
   converted into common stock.....           --                --      6,765,000
 Unearned stock-based compensation
   for service providers...........           --                --             --
 Amortization of unearned
   stock-based compensation........           --                --      2,304,000
 Other.............................           --                --        (26,000)
 Net loss..........................           --       (33,437,000)   (33,437,000)
                                       ---------     -------------   ------------
Balance, December 31, 2002.........    $      --     $(172,457,000)  $ 11,545,000
                                       =========     =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   CUMULATIVE
                                                                                                     DURING
                                                                                                   DEVELOPMENT
                                                                                                   STAGE (FROM
                                                                                                 JANUARY 1, 1999
                                                             YEAR ENDED DECEMBER 31,                 THROUGH
                                                    ------------------------------------------    DECEMBER 31,
                                                        2002           2001           2000            2002)
                                                    ------------   ------------   ------------   ---------------
Cash flows from operating activities:
  Loss from continuing operations.................  $(34,299,000)  $(56,794,000)  $(49,322,000)   $(176,220,000)
  Adjustments to reconcile loss from continuing
    operations to net cash used by operating
    activities:
    Depreciation and amortization.................     7,500,000     10,799,000      9,928,000       31,703,000
    Stock-based compensation......................     2,478,000      8,378,000     11,800,000       34,971,000
    Stock issued to Tumbleweed for patents........       762,000             --             --          762,000
    Stock issued to Yahoo! for services...........     1,935,000             --             --        1,935,000
    Beneficial conversion feature resulting from
      the issuance of convertible notes payable...     1,698,000             --             --        1,698,000
    Amortization of issuance discount on
      convertible notes payable...................       368,000             --             --          368,000
    Loss on Lante Corporation common stock........            --        391,000      1,202,000        1,593,000
    Write-off of investment in Maptuit
      Corporation.................................            --      5,000,000             --        5,000,000
    Write-off of digital identification
      certificates................................            --      3,000,000             --        3,000,000
    Other non-cash expenses.......................            --        733,000        131,000          864,000
    Changes in assets and liabilities, excluding
      divestiture of businesses:
      Other assets................................      (476,000)      (193,000)      (601,000)      (2,213,000)
      Current liabilities.........................       275,000      1,671,000        480,000        2,552,000
                                                    ------------   ------------   ------------    -------------
    Net cash used by continuing operations........   (19,759,000)   (27,015,000)   (26,382,000)     (93,987,000)
    Net cash provided (used) by discontinued
      operations..................................        81,000        (12,000)       409,000       (1,377,000)
                                                    ------------   ------------   ------------    -------------
         Net cash used by operating activities....   (19,678,000)   (27,027,000)   (25,973,000)     (95,364,000)
Cash flows from investing activities:
  Purchases of property and equipment, net........      (845,000)    (1,174,000)    (7,625,000)     (32,809,000)
  Purchases of marketable securities..............   (19,894,000)   (23,642,000)   (37,250,000)    (199,936,000)
  Sales and maturities of marketable securities...    23,856,000     49,155,000     33,994,000      219,898,000
  Investment in Maptuit Corporation...............            --     (2,000,000)    (3,000,000)      (5,000,000)
  Purchase of Anacom Communications...............            --             --             --       (2,500,000)
  Proceeds from sales of businesses, net of cash
    sold..........................................            --             --        581,000        5,885,000
                                                    ------------   ------------   ------------    -------------
         Net cash provided (used) by investing
           activities.............................     3,117,000     22,339,000    (13,300,000)     (14,462,000)
Cash flows from financing activities:
  Proceeds from private placement of convertible
    notes payable and related warrants, net of
    issuance costs................................     7,509,000             --             --        7,509,000
  Proceeds from private placement of convertible
    preferred stock and related warrants, net of
    issuance costs................................     7,781,000             --             --        7,781,000
  Proceeds from private placement of common stock,
    net of issuance costs.........................            --             --     43,784,000       43,784,000
  Proceeds from exercise of stock options.........            --        222,000      2,242,000        4,085,000
                                                    ------------   ------------   ------------    -------------
         Net cash provided by financing
           activities.............................    15,290,000        222,000     46,026,000       63,159,000
Effect of exchange rate changes on cash and cash
  equivalents.....................................            --        (24,000)        (4,000)         (39,000)
                                                    ------------   ------------   ------------    -------------
Increase (decrease) in cash and cash
  equivalents.....................................    (1,271,000)    (4,490,000)     6,749,000      (46,706,000)
Cash and cash equivalents, beginning of year......     8,857,000     13,347,000      6,598,000       54,292,000
                                                    ------------   ------------   ------------    -------------
Cash and cash equivalents, end of year............  $  7,586,000   $  8,857,000   $ 13,347,000    $   7,586,000
                                                    ============   ============   ============    =============
Supplemental cash flow information:
  Income tax refund...............................  $    499,000   $         --   $         --

  The accompanying notes are an integral part of these consolidated financial statements.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation -- The accompanying consolidated financial statements of Zix Corporation include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

     During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

     Since 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail(TM) is a secure desktop email application that enables Internet users to send and receive encrypted messages to anyone quickly and easily. The Company did not begin to charge for the use of ZixMail until the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM(TM) (Virtual Private Messenger) is a server-based encryption solution that provides instant security, control, and flexibility for inbound and outbound corporate email. ZixAuditor(TM), a unique assessment service, allows organizations to identify, quantify, and report email vulnerabilities and monitor ongoing communications. The Company's most recent offering, ZixPort(TM), provides existing company portals with private and secure communications capabilities while minimizing the impact to existing IT, Web, or security infrastructure. A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company's growth depends on the timely development and market acceptance of its products and services. In 2002, the Company had no significant revenues and utilization of cash resources continued at a substantial level. At December 31, 2002, the Company's cash and marketable securities totaled $14,832,000. The Company anticipates further operating losses in 2003, but expects the losses will be significantly less than those incurred in 2002. Non-cash charges in 2003 for stock-based compensation and depreciation and amortization should be substantially less than the corresponding amounts in 2002. The Company's future cash requirements depend primarily on the market acceptance of its products and services and the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of products and services and resources devoted to sales and marketing including discretionary advertising initiatives. The Company expects the market for its products and services to expand as the business community sees the importance of privacy and security for their email communications. However, at least as long as the Company has no significant revenues, the Company will need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both. The Company currently has substantial flexibility in its cost structure.

     Cash investments and marketable securities -- Cash investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalents at December 31, 2002 primarily consist of high-grade daily money market funds and United States ("U.S.") corporate debt securities. Marketable securities, which are available-for-sale, are as follows:

                                                                 2002         2001
                                                              ----------   -----------
U.S. corporate debt securities..............................  $1,989,000   $10,946,000
U.S. government security....................................   4,989,000            --
Certificate of deposit......................................     268,000       262,000
                                                              ----------   -----------
                                                              $7,246,000   $11,208,000
                                                              ==========   ===========

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Cash investments and marketable securities are carried at amortized cost, which approximates fair market value. Marketable securities held on December 31, 2002 mature on various dates through May 2003. Investment income includes income from cash investments and marketable securities totaling $289,000, $1,687,000 and $3,130,000 for the years 2002, 2001 and 2000, respectively.

     In 2000, the Company exercised a cashless option to acquire 320,802 shares of Lante Corporation ("Lante") common stock in connection with a third party services contract whereby Lante assisted the Company in developing software for its Internet-related business. Realized and unrealized losses on investments in 2000 consists of a write-down of the Company's equity investment in Lante of $1,202,000, representing the decline in market value that management believed was other than temporary and in 2001 includes a loss of $391,000 realized upon the disposition of the Lante shares.

     Derivatives and hedging activities -- At December 31, 2002 and 2001, the Company did not have any instruments or contracts which were classified as derivatives. Derivatives are financial instruments or contracts with prescribed characteristics which are recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

     Property and equipment -- Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer equipment and software -- 3 years; leasehold improvements -- 5 year lease term; and office equipment, furniture and fixtures -- 5 years.

     Goodwill -- Goodwill of $2,429,000, which resulted from the October 1999 acquisition of Anacom Communications, Inc., was being amortized over two years using the straight-line method until its carrying value was written-off in June 2001 (Note 3). Goodwill amortization was $894,000 in 2001 and $1,228,000 in 2000.

     Software development costs -- Costs incurred in the development and testing of software used in the Company's Internet products and services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Certain costs incurred during software application development, including costs of materials, services and payroll and payroll-related costs for employees directly associated with the development project, qualify for capitalization. Due to the uncertainty of the amount and timing of future net revenues to be generated from the Company's Internet products and services, all development costs incurred through December 31, 2002 have been expensed and are included in research and development costs.

     Long-lived assets -- The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to projected future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

     Revenue recognition -- Revenues are recorded when services are rendered. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. Presently, the Company's subscription service includes the delivery of licensed software, customer support and the secure email solutions. The customer generally electronically downloads the software over the Internet, receives a diskette for general enterprise deployment or is provided an appliance

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

with pre-installed software. Subscriptions to date have generally been annual non-refundable contracts with no automatic renewal provisions. The subscription period begins on the date specified by the parties.

     Advertising expense -- Advertising costs are expensed as incurred and totaled $2,898,000 in 2002, $4,452,000 in 2001 and $10,267,000 in 2000.

     Stock-based employee compensation -- At December 31, 2002, the Company had various stock-based compensation plans covering employees and directors as more fully described in Note 3. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense for employee stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS 123 encourages adoption of a fair-value based method for valuing the cost of stock-based compensation; however, it allows companies to continue to use the intrinsic value method under APB 25 and disclose pro forma results and earnings per share in accordance with SFAS 123. Under SFAS 123, compensation cost is measured at the grant date based upon the value of the award and is recognized over the vesting period. As required, the pro forma disclosures include only options granted since January 1, 1995. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions to the option valuation models can materially affect their estimated fair value, in management's opinion, the existing valuation methods do not necessarily provide a reliable single measure of the fair value of its stock options. Had compensation cost for the Company's stock-based compensation been determined consistent with SFAS 123, the Company's net loss and loss per common share would have been as follows:

                                                 2002           2001           2000
                                             ------------   ------------   ------------
Net loss, as reported......................  $(33,437,000)  $(56,746,000)  $(48,881,000)
Add stock compensation expense recorded
  under the intrinsic value method.........     1,590,000      9,047,000      6,178,000
Less pro forma stock compensation expense
  computed under the fair value method.....    (3,174,000)   (19,672,000)   (15,463,000)
                                             ------------   ------------   ------------
Pro forma net loss.........................  $(35,021,000)  $(67,371,000)  $(58,166,000)
                                             ============   ============   ============
Basic and diluted pro forma loss per common
  share....................................  $      (2.11)  $      (3.94)  $      (3.58)
                                             ============   ============   ============

     The Company used the Black-Scholes option pricing model to determine the fair value of grants made during 2002, 2001 and 2000. The following weighted average assumptions were applied in determining the pro forma compensation cost:

                                                      2002        2001         2000
                                                      -----       -----       ------
Risk-free interest rate.............................   2.56%       3.85%        6.22%
Expected option life................................    2.7years    2.7years     2.7years
Expected stock price volatility.....................    129%        138%         118%
Expected dividend yield.............................     --          --           --
Fair value of options:
  Granted at market price...........................  $3.18       $5.74       $13.92
  Granted at prices exceeding market................     --       $3.49           --
  Granted at prices less than market................     --       $7.61       $30.64

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Earnings per share -- The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidulutive, because a loss from continuing operations was reported for each period presented. In calculating the basic and diluted loss per common share for 2002, the Company's loss from continuing operations and net loss have been increased by $3,181,000, representing the preferred stock dividends associated with the Series A and B convertible preferred stocks. The following table sets forth antidilutive securities which were outstanding at the dates set forth below and have been excluded from the computation of diluted earnings (loss) per common share:

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                        2002        2001        2000
                                                     ----------   ---------   ---------
Stock options......................................   6,624,739   6,837,341   5,104,190
Warrants...........................................   4,151,558   2,138,890   2,138,890
Series A convertible preferred stock...............     728,395          --          --
Series B convertible preferred stock...............   1,187,348          --          --
Stock issuable for purchase of Anacom
  Communications...................................          --          --     119,667
                                                     ----------   ---------   ---------
  Total antidilutive securities excluded...........  12,692,040   8,976,231   7,362,747
                                                     ==========   =========   =========

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

     Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management reviews its estimates on an ongoing basis, including those related to discontinued operations and the carrying value of long-lived assets, and revises such estimates based upon currently available facts and circumstances.

     Recent accounting pronouncements -- In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. However, the Company does not believe that the adoption of SFAS 146 will have a material effect on its results of operations or its financial position.

     Reclassifications -- Certain prior year amounts have been reclassified to conform with the 2002 presentation.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  PROPERTY AND EQUIPMENT

                                                               2002           2001
                                                           ------------   ------------
Computer equipment and software..........................  $ 27,082,000   $ 26,321,000
Leasehold improvements...................................     4,608,000      4,565,000
Office equipment, furniture and fixtures.................     1,040,000        999,000
                                                           ------------   ------------
                                                             32,730,000     31,885,000
Less accumulated depreciation and amortization...........   (29,122,000)   (21,622,000)
                                                           ------------   ------------
                                                           $  3,608,000   $ 10,263,000
                                                           ============   ============

     The Company's continuing operations include depreciation and amortization expense related to property and equipment of $7,500,000 in 2002, $9,905,000 in 2001 and $8,700,000 in 2000.

3.  STOCKHOLDERS' EQUITY

  PRIVATE PLACEMENT OF CONVERTIBLE EQUITY SECURITIES

     In September 2002, the Company completed private placements whereby the Company received an aggregate of $16,000,000 in cash in exchange for convertible notes, two separate series of convertible redeemable preferred stock and warrants to purchase the Company's common stock. The Company has registered with the Securities and Exchange Commission ("SEC"), as required under the financing agreements, approximately 5,700,000 shares of common stock, representing in the aggregate the approximate number of common shares potentially issuable, at the current conversion prices, upon conversion or exercise of the convertible securities and related warrants.

     ISSUANCE AND CONVERSION OF CONVERTIBLE NOTES

     The Company issued $8,000,000 in Convertible Notes ("Notes") with a coupon rate of 6.5% to institutional investors. As part of this placement, the Note holders received immediately exercisable warrants to purchase 386,473 shares of the Company's common stock at a price per share of $4.14 for a period of three years. The Note holders had the right at any time to convert the Notes into shares of the Company's common stock at a conversion price of $3.78 per share. In the fourth quarter of 2002, the Note holders converted the Notes and related accrued interest into 2,141,811 shares of the Company's common stock, and the Company recorded an increase to common stock and additional capital equivalent to the carrying value of the converted debt. These conversions eliminated the six monthly scheduled Note payments of $500,000 each, beginning January 1, 2003, and a final $5,000,000 payment scheduled for October 2003.

     The fair value of the warrants issued to the Note holders, aggregating $1,148,000 using the Black-Scholes option pricing model, was recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Notes. The initial unamortized issuance discount of $1,353,000 represented the sum of the $1,148,000 in warrant value and the issuance costs allocated to the Notes totaling $205,000. From the date of issuance of the Notes until the dates of their conversion, the Company recognized non-cash interest expense of $368,000 from the amortization of the issuance discount. This issuance discount was being amortized, as interest expense, based upon the expected redemption dates of the Notes using the effective interest rate method, resulting in an effective interest rate of 29.5%, including the 6.5% interest coupon on the Notes. Separately, as a result of the significant issuance discount on the Notes, in the third quarter of 2002, the Company recorded a non-recurring, non-cash interest expense charge of $1,698,000, with an offsetting increase to additional capital, representing the beneficial conversion feature resulting from the Notes being convertible into shares of common stock at an effective price less than the fair market value of the

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

common stock on the date the Notes were issued. Upon completion of the conversion of the Notes into the Company's common stock, the Company incurred an additional $250,000 of issuance costs which have been recorded as a reduction to additional capital.

     In March 2003, the Company and the Note holders entered into an agreement providing for the exercise of the Note holder's existing warrants, subject to certain conditions, and the Company's issuance of replacement warrants to such Note holders. The Note holders are obligated, subject to certain conditions, to exercise all or any portion of their warrants to purchase 386,473 shares of the Company's common stock at a price per share of $4.14 on each business day following a trading day on which the weighted average market price of the Company's common stock is at least $4.50 per share. The extent to which a Note holder must exercise warrants on such trading day is based on the daily trading volume in the common stock. Required exercises under the warrant exchange agreement will occur only during a 90 day period beginning on the date that the first warrant exercise takes place. The Note holders are also permitted to exercise all or any portion of their warrants at any time, or from time-to-time, regardless of the market price or trading volume of the common stock. Once the existing warrants have been fully exercised or the 90 day period has expired, the Company will issue replacement warrants to the Note holders. The intention of the parties is that the replacement warrants will have substantially the same economic value to the Note holders as the existing warrants that have been exercised, based on the application of a Black-Scholes formula. The number of shares of common stock covered by the replacement warrants will be calculated based on the Black-Scholes formula applied at the time of each exercise of existing warrants, and the replacement warrants will have an exercise price of $5.00 per share of common stock, subject to adjustment for certain events. The company is required to register such replacement warrants within 90 days of the date of their issuance or be subject to substantial cash damages.

     ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK

     The Company received total proceeds of $3,250,000 in exchange for shares of a newly created Series A Convertible Preferred Stock ("Series A") and warrants to purchase 288,244 shares of the Company's common stock. The Series A accrues cumulative dividends at the rate of 6.5% per annum and, subject to the terms of a voting agreement between the Company and Series A investors, votes on an as-converted basis. Series A investors have the right at any time to convert their preferred shares and accrued dividends into shares of the Company's common stock at a conversion price of $4.12 per share of common stock and the Company, under certain circumstances, has the right to require such conversion if the Company's common stock trades above $6.18 for specified periods. The Series A was initially convertible into 780,085 shares of the Company's common stock. Subsequently, in September 2002, $213,000 of Series A was converted into 51,690 shares of the Company's common stock.

     Unless previously converted, beginning May 2003, and every two months thereafter until September 2004, a pro rata amount of the Series A and related accrued dividends will be automatically converted into shares of the Company's common stock at a conversion price of $3.92 per share of common stock unless the then-current market price of the Company's common stock is less than $3.92, at which time the Series A investors may elect to defer such conversion to the next bi-monthly redemption date. In September 2004, at maturity, the Company will redeem any unconverted Series A by issuing the Company's common stock or by paying cash, at the sole discretion of the Company. The warrants to purchase shares of the Company's common stock issued to the Series A investors have an exercise price per share of $4.51, become exercisable in March 2003 and expire in September 2006.

     The fair value of the warrants issued to the Series A investors, aggregating $960,000 using the Black-Scholes option pricing model, has been recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series A. At December 31, 2002, the carrying value of the $3,001,000 in

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

outstanding Series A was $2,252,000. The unamortized issuance discount of $749,000 at December 31, 2002 represents the sum of the $960,000 in warrant value and the issuance costs allocated to the Series A preferred stock totaling $71,000, reduced by $213,000 of Series A dividends for 2002 and $69,000 for the unamortized issuance discount associated with the Series A previously converted. The carrying value of the Series A is being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series A is converted into shares of the Company's common stock, the carrying value of the converted preferred stock is eliminated and a corresponding increase is recorded to common stock and additional capital. Separately, as a result of the significant issuance discount on the Series A, in the third quarter of 2002, the Company recorded a non-recurring, non-cash preferred stock dividend of $897,000, with an offsetting increase to additional capital, representing the beneficial conversion feature resulting from the Series A being convertible into 780,085 shares of common stock at an effective price less than the fair market value of the common stock on the date the Series A was issued. Additionally, the convertible securities and related warrants contain various provisions regarding anti-dilution adjustments, early redemption events possibly requiring cash, liquidation preferences, restrictions on the issuance of certain indebtedness and the payment of cash dividends.

     ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK

     The Company received total proceeds of $4,750,000 in exchange for shares of a newly created Series B Convertible Preferred Stock ("Series B") and warrants to purchase 421,284 shares of the Company's common stock. The Series B is non-voting and accrues cumulative dividends at the rate of 6.5% per annum. Series B investors have the right at any time to convert their preferred shares and accrued dividends into shares of the Company's common stock at a conversion price of $3.78 per share of common stock and the Company, under certain circumstances, has the right to require such conversion if the Company's common stock trades above $5.67 for specified periods. The Series B was initially convertible into 1,242,680 shares of the Company's common stock. Subsequently, in December 2002, $212,000 of Series B was converted into 56,210 shares of the Company's common stock.

     Unless previously converted, beginning May 2003, and every two months thereafter until September 2004, a pro-rata amount of the Series B will be automatically converted into shares of the Company's common stock at a conversion price that is equal to the lesser of the Series B conversion price then in effect, or 90% of the fair market value of the common stock at the time of conversion. The warrants to purchase shares of the Company's common stock issued to the Series B investors have an exercise price per share of $4.51, become exercisable in March 2003 and expire in September 2006.

     The fair value of the warrants issued to the Series B investors, aggregating $1,403,000 using the Black-Scholes option pricing model, has been recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series B. At December 31, 2002, the carrying value of the $4,488,000 in outstanding Series B was $3,401,000. The unamortized issuance discount of $1,087,000 at December 31, 2002 represents the sum of the $1,403,000 in warrant value and the issuance costs allocated to the Series B totaling $81,000, reduced by $344,000 of Series B dividends for 2002 and $53,000 for the unamortized issuance discount associated with the Series B previously converted. The carrying value of the Series B is being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series B is converted into shares of the Company's common stock, the carrying value of the converted preferred stock is eliminated and a corresponding increase is recorded to common stock and additional capital. Separately, as a result of the significant issuance discount on the Series B, in the third quarter of 2002, the Company recorded a non-recurring, non-cash preferred stock dividend of $1,727,000, with an offsetting increase to additional capital, representing the beneficial conversion feature resulting from the

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Series B being convertible into 1,242,680 shares of common stock at an effective price less than the fair market value of the common stock on the date the Series B was issued. Additionally, the convertible securities and related warrants contain various provisions regarding anti-dilution adjustments, early redemption events possibly requiring cash, liquidation preferences, restrictions on the issuance of certain indebtedness and the payment of cash dividends.

  STOCK ISSUED TO YAHOO! INC.

     In the third quarter of 2000, the Company entered into an agreement with Yahoo! Inc. ("Yahoo!") to provide Yahoo! Mail users with the option to send encrypted email messages through the Company's ZixMessage Center messaging portal. The minimum payments of $6,000,000 were being amortized over two years beginning in December 2000. In April 2002, the Company and Yahoo! entered into an agreement that terminated the Company's obligation to provide secure messaging services to users of Yahoo! Mail. The original arrangement primarily addressed the consumer market for the Company's products and services, rather than the commercial markets in which the Company is now focusing. In connection with the termination of the secure messaging services in the second quarter of 2002, the total remaining commitment owed to Yahoo! was reduced by $850,000, the Company recorded contract termination costs of $600,000, and the Company issued Yahoo! a 6% promissory note in the amount of $2,500,000, which was payable in either cash or registered common stock at the option of the Company. In July 2002, upon registration of the applicable common shares with the SEC, the $2,500,000 promissory note plus accrued interest was converted into 468,514 shares of the Company's common stock at a conversion price of $5.41, representing the average closing price of the Company's common stock for the three day period prior to the effective registration of such shares.

  STOCK ISSUED TO TUMBLEWEED COMMUNICATIONS CORP.

     Research and development expenses in 2002 included a one-time charge of $762,000, representing the value of 116,833 shares of the Company's common stock issued to Tumbleweed Communications Corp. ("Tumbleweed"), in connection with an agreement granting the Company a license to certain Tumbleweed patents and the right to license future patents at a fixed price.

  STOCK ISSUED TO ENTRUST, INC.

     In November 2000, the Company entered into an Enterprise and CA Services Agreement with Entrust, Inc. ("Entrust") whereby the Company issued 222,039 shares of the Company's common stock to Entrust in exchange for licenses to use certain software packages, future technical support and the right to issue a specified number of digital identification certificates to users of the Company's ZixMail products. These shares were subject to transfer restrictions which lapsed in four equal quarterly installments ending in December 2001. The agreement provided that if the aggregate value of the shares on the dates the restrictions lapsed was less than the transaction value of $3,400,000, the Company would be obligated to fund the deficiency by electing to pay cash or issue additional shares of stock valued at the then-current fair market value of the Company's common stock. Accordingly, an additional 296,533 shares of the Company's common stock were issued in December 2001. The digital identification certificates valued at $3,000,000 were written-off to cost of revenues in the fourth quarter of 2001, as these certificates did not enter into sales and marketing plans established by the Company's new executive management team. Additionally, under a Marketing and Distribution Agreement with Entrust, the Company issued 56,850 shares of the Company's common stock to Entrust valued at $400,000 upon completion of the integration of the ZixMail service option into the Entrust/ Express(R) product in August 2001, and the Company and Entrust agreed to share in the related revenues from the integrated product. Although there have been no revenues from the integrated product, Entrust has

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

guaranteed the Company minimum annual payments of $500,000 for 2001, $1,000,000 for 2002, $1,250,000 for 2003 and $1,500,000 for 2004.

  ANACOM COMMUNICATIONS, INC.

     In October 1999, the Company purchased all of the outstanding shares of Anacom Communications, Inc. ("Anacom"), a privately-held provider of real-time transaction processing services to Internet merchants. Consideration consisted of a cash payment of $2,500,000, primarily recorded as goodwill, and common stock, valued at a minimum of $7,500,000, to be delivered in two annual installments beginning October 2000, assuming continued employment by the former owners. The minimum value of the common stock issuable pursuant to the purchase agreement of $7,500,000 was treated as compensation for financial accounting purposes and was being charged to selling, general and administrative expenses over two years with a corresponding increase in stockholders' equity. Financial accounting rules require the minimum number of common shares issuable be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their intrinsic value in excess of $7,500,000. Based on the Company's common stock price of $8.75 per share at December 31, 2000 and $39.63 per share at December 31, 1999, the intrinsic value of these shares on those dates was $1,662,000 (less than the minimum $7,500,000) and $7,529,000, respectively. Accordingly, the Company's results of operations for 2000 and 1999 include non-cash charges of $3,611,000 and $937,000, respectively, for amortization of the market value of the common shares issuable. In October 2000, 83,663 shares were delivered to the former owners, which included 13,382 shares in excess of the minimum required for that delivery date.

     On June 20, 2001, the Company reported that the credit card databases at Anacom had been improperly accessed and fraudulent transactions had been processed, causing Anacom to advise its merchant customer base to transfer their electronic commerce transactions to other payment gateways for processing. Since its acquisition, Anacom had been operated as an independent subsidiary and managed by its former owners. Later in June 2001, the Company ceased all operations at Anacom, and the former owners of Anacom separated from employment with Anacom. As a result, the October 2001 final installment of the Company's common stock issuable to the former owners in connection with the purchase of Anacom, which aggregated $4,725,000, was canceled. These events resulted in a non-recurring net reduction in operating costs of approximately $3,000,000 in the second quarter of 2001. This reduction was primarily due to the reversal of previously recorded unvested stock-based compensation expense, including $1,800,000 previously recorded in 2001, related to the canceled installment totaling $3,800,000, partially offset by severance costs and asset write-downs, including goodwill. Substantially all of the Company's revenues in 2000 and 2001 were generated by Anacom.

  PRIVATE PLACEMENT OF EQUITY SECURITIES

     In May 2000, the Company sold, in a private placement, newly issued equity securities to an investor group led by H. Wayne Huizenga and received cash totaling $44,000,000 in three installments. In exchange, the Company issued to the investor group 916,667 shares of its common stock at $48.00 per share, ten-year warrants to purchase 916,667 shares of the Company's common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company's common stock at $12.00 per share. Subsequently, in March 2002, the investor group was issued warrants to purchase an additional 916,667 shares of the Company's common stock at $7.00 per share which expire in April 2003. The $12.00 and $7.00 warrants were reallocated from options with an exercise price of $7.00 per share previously held by Mr. David P. Cook, the Company's founder and chief executive officer at the time of the private placement.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  EMPLOYEE AND DIRECTOR STOCK OPTIONS

     The Company has non-qualified stock options outstanding to employees and directors under various stock option plans. Options granted under these plans are generally not less than the fair market value at the date of grant and, subject to termination of employment, generally expire ten years from the date of grant. Employee options are generally exercisable in installments over two to five years or have been accelerated due to the Company's common stock trading at appreciated price targets. Initial grants to new directors are generally exercisable six months from the date of the grant, with annual follow-on formula grants vesting annually over three years. Option grants to employees and directors generally contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At December 31, 2002, 1,187,379 shares of common stock were available for future grants under the Company's stock option plans.

     In April 1998, Mr. Cook entered into an employment arrangement with the Company whereby he received an option to acquire 4,254,627 shares of the Company's common stock. The option exercise price is $7.00 per share, which was twice the closing price of the Company's common stock on the date of grant. The options vested quarterly over two years and expire in April 2004. During 2000 and 2001, Mr. Cook reallocated options to acquire 807,127 shares of the Company's common stock to certain of the Company's employees and a director. These reallocated options have a five-year term, are fully vested and have exercise prices ranging from $7.00 to $13.75 per share as compared to Mr. Cook's exercise price of $7.00 per share. Non-cash compensation expense of $16,815,000 has been recognized over the vesting periods ($1,590,000, $9,047,000 and $6,178,000 in 2002, 2001 and 2000, respectively), representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company's common stock on the dates the options were reallocated and the respective option exercise prices.

     In November 2001, Mr. John A. Ryan was appointed chairman, president and chief executive officer of the Company and received a bonus of 152,672 shares of the Company's common stock valued at $1,000,000. Such stock-based compensation is being amortized over two years using the straight-line method. In the event Mr. Ryan is terminated for cause, as defined, or resigns for any reason other than for good reason, as defined, prior to November 16, 2003, at the time of such employment termination, Mr. Ryan is required to return to the Company 76,336 shares or $500,000 in cash.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of stock option transactions for 2002, 2001 and 2000:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at December 31, 1999.........................   5,342,876        $ 8.20
  Granted at market price................................   1,156,630        $20.41
  Granted at prices less than market.....................     657,127        $ 9.01
  Cancelled..............................................  (1,932,526)       $ 7.90
  Exercised..............................................    (327,417)       $ 6.76
                                                           ----------
Outstanding at December 31, 2000.........................   4,896,690        $11.41
  Granted at market price................................   1,156,556        $ 7.38
  Granted at prices greater than market..................   1,000,000        $ 5.24
  Granted at prices less than market.....................     150,000        $ 7.00
  Cancelled..............................................    (518,127)       $ 9.38
  Exercised..............................................     (27,500)       $ 9.14
                                                           ----------
Outstanding at December 31, 2001.........................   6,657,619        $ 9.85
  Granted at market price................................   1,874,580        $ 4.53
  Cancelled..............................................  (2,087,182)       $ 8.95
                                                           ----------
Outstanding at December 31, 2002.........................   6,445,017        $ 8.59
                                                           ==========

     Summarized information about stock options outstanding at December 31, 2002 is as follows:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -------------------------------------------------   ------------------------------
                                     WEIGHTED AVERAGE
RANGE OF EXERCISE        NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
PRICES                 OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------------      -----------   ----------------   ----------------   -----------   ----------------
$ 2.50 - $ 5.00......   1,553,083          8.9               $ 4.13           334,334         $ 4.21
$ 5.03 - $11.39......   4,178,729          4.5               $ 6.86         3,065,376         $ 7.14
$13.00 - $29.63......     500,334          3.6               $21.28           450,586         $21.56
$30.00 - $73.75......     212,871          4.9               $45.31           166,967         $45.62
                        ---------                                           ---------
                        6,445,017                                           4,017,263
                        =========                                           =========

     There were 3,794,595 and 2,902,007 exercisable options at December 31, 2001 and 2000, respectively.

4.  SIGNIFICANT CUSTOMER

     Revenues for 2002 included $936,000, or 56% of annual revenues, resulting from the pro-rata recognition of the future minimum payments associated with the Company's Marketing and Distribution Agreement with Entrust (Note 3). Entrust is scheduled to pay the Company future minimum annual payments aggregating $3,750,000 through January 2005, which are being recognized as revenue ratably over the four year maximum service period ending December 2005. Receivables on the December 31, 2002 consolidated balance sheet include $936,000 from Entrust which was received by the Company in January 2003.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INCOME TAXES

     Components of the income taxes related to continuing operations are as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Federal income tax benefit:
  Current............................................  $269,000   $     --   $     --
  Deferred...........................................        --         --         --
                                                       --------   --------   --------
                                                       $269,000   $     --   $     --
                                                       ========   ========   ========

     A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

                                                 2002           2001           2000
                                             ------------   ------------   ------------
Expected tax benefit at U.S. statutory
  rate.....................................  $ 11,753,000   $ 19,310,000   $ 16,769,000
Unbenefitted U.S. losses, net..............   (10,986,000)   (19,313,000)   (16,749,000)
Nondeductible expense......................      (670,000)            --             --
Other......................................       172,000          3,000        (20,000)
                                             ------------   ------------   ------------
                                             $    269,000   $         --   $         --
                                             ============   ============   ============

     The $269,000 current tax benefit recorded in 2002 resulted from legislative changes extending the net operating loss carryback period from two years to five years.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred income taxes as of December 31, 2002 and 2001 are as follows:

                                                               2002           2001
                                                           ------------   ------------
Deferred tax assets:
  Nondeductible reserves.................................  $    275,000   $    620,000
  U.S. net operating loss carryforwards..................    44,859,000     36,038,000
  Tax credit carryforwards...............................     2,933,000      1,397,000
  Stock-based compensation...............................     6,006,000      7,814,000
  Start-up costs.........................................     1,135,000      1,727,000
  Intangible assets......................................       475,000        356,000
  Investment in equity securities........................     1,785,000      1,751,000
  Other assets...........................................     2,718,000      1,824,000
                                                           ------------   ------------
     Total deferred tax assets...........................    60,186,000     51,527,000
Less valuation allowance.................................   (60,186,000)   (51,527,000)
                                                           ------------   ------------
Net deferred income taxes................................  $         --   $         --
                                                           ============   ============

     The Company has fully reserved its net deferred tax assets in 2002 and 2001 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of $131,938,000 which begin to expire in 2019. Tax credit carryforwards of $2,933,000 consist of research tax credits which are available through 2022 and alternative minimum tax credits which do not expire. The net operating loss carryforwards include $9,155,000 resulting from the exercise of non-qualified stock options for which a tax benefit of $3,113,000 will be credited to additional capital when recognized.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  COMMITMENTS

     The Company's continuing operations includes office rental expenses of $779,000, $1,038,000 and $780,000 for 2002, 2001 and 2000, respectively. At
December 31, 2002, future minimum lease payments under noncancelable operating leases are $897,000 for 2003 and $498,000 for 2004.

7.  DISCONTINUED OPERATIONS

     Prior to 1999, the Company operated in one industry segment, the provision of systems and solutions for the intelligent transportation, electronic security and other markets. The Company's operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company's wireless data and security technologies. The businesses comprising this industry segment, the Transportation Systems Group, Cotag International and Cardkey Systems, were sold during 1998 in three separate transactions. These businesses are presented as discontinued operations in the accompanying financial statements.

     The gain on sale of discontinued operations includes $862,000, $48,000 and $341,000 in 2002, 2001 and 2000, respectively, for the reduction of estimated future costs for various indemnification issues associated with the disposal of these businesses. The gain also includes $100,000 in 2000 for contingent sales proceeds. There were no income taxes recorded on these gains.

     Liabilities related to discontinued operations of $275,000 and $1,056,000 at December 31, 2002 and 2001, respectively, consist of estimated future costs for various indemnification issues associated with the disposal of these businesses.

8.  RELATED PARTY TRANSACTIONS

     In September 2002, the Company completed private placements whereby the Company received an aggregate of $16,000,000 in cash in exchange for convertible equity securities and warrants to purchase the Company's common stock (Note 3). The Series A Convertible Preferred Stock investors were comprised of Antonio R. Sanchez, Jr., a director and 12.7% beneficial owner of the Company's common stock, and related entities; John A. Ryan, the Company's chairman, president and chief executive officer; and David P. Cook, founder of the Company, who invested $2,000,000, $750,000 and $500,000, respectively. The Series B Convertible Preferred Stock investors included George W. Haywood, a private investor and 25.5% beneficial owner of the Company's common stock, who invested $3,450,000.

     In December 2000, the Company purchased approximately 9% of the equity ownership of Maptuit Corporation ("Maptuit") for $3,000,000 in cash and committed to make a follow-on investment. Accordingly, in July 2001, the Company made an additional $2,000,000 cash investment in Maptuit and received a promissory note convertible into Maptuit equity securities. Maptuit, an early stage company, is an Internet application service provider that supplies wireline and wireless Internet location-based services. Mr. Jeffrey P. Papows, a director of the Company from March 2000 to July 2002 and the Company's chairman of its board of directors from October 2000 to November 2001, serves as the president and chief executive officer of Maptuit and holds a minority equity interest in Maptuit. There is no readily determinable market value for the Company's investments in Maptuit since Maptuit is privately held. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and investment risks inherent in early stage enterprises. The Company records impairment losses when, in the Company's judgment, events and circumstances indicate its investment has been impaired. During 2001, Maptuit began seeking third party debt or equity financing to sustain its operations. In the last half of 2001, based upon the uncertainty as to whether Maptuit would be able to raise the necessary funds required to execute its business plan such that the Company would be able to recover its investment, the

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company wrote off its $5,000,000 investment in Maptuit and recorded a corresponding investment loss, included in realized and unrealized losses on investments in the Company's consolidated statement of operations. In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit (presently valued at less than $125,000). Any recovery of the Company's investment in Maptuit will be recorded in the Company's consolidated financial statements at the time cash is received.

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

     In the fourth quarter of 2000, the Company and Entrust entered into certain technology and marketing agreements (Notes 3 and 4). Mr. Ryan, the Company's chairman, president and chief executive officer, was chief executive officer of Entrust when such agreements were executed and held a minority equity interest in Entrust until September 2002.

     In 1999, the Company engaged Public Strategies, Inc. ("PSI"), an international strategic communications firm, to assist in the marketing of the Company's new Internet products and services. During 2000, the Company paid PSI $447,000 for services performed and related expenses. The chairman of PSI, Mr. Jack L. Martin, was a director of the Company from August 1998 to March 2000.

9.  EMPLOYEE BENEFIT PLANS

     The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of its U.S. employees. Under the plan, contributions are voluntarily made by employees, and the Company may provide contributions based on the employees' contributions. The Company's continuing operations includes $78,000, $80,000 and $61,000 in 2002, 2001 and 2000, respectively, for contributions to this plan.

     The Company has an employee stock purchase plan for substantially all employees that meet minimum service requirements. The plan provides for the purchase of up to 300,000 previously issued shares of the Company's common stock. The employee contributes 85% of the purchase price through payroll deduction with the difference paid by the Company. Since inception of the plan in 1996, a total of 195,624 shares have been purchased including 22,729, 12,856 and 4,608 shares purchased in 2002, 2001 and 2000, respectively.

10.  CONTINGENCIES

     On December 30, 1999, the Company and ZixCharge.com, Inc. ("ZixCharge"), a wholly-owned subsidiary of the Company, filed a lawsuit against Visa U.S.A., Inc. and Visa International Service Association (collectively "Visa") in the 192nd Judicial District Court of Dallas County, Texas, which alleged that Visa undertook a series of actions that interfered with the Company's ZixCharge prospective business relationships and disparaged the Company, its products, its management and its stockholders. After a three-week jury trial in July 2002, the jury decided in favor of the Visa defendants.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company's consolidated financial statements.

     As discussed in Note 3, in 2001, the Company reported that the credit card databases at Anacom had been improperly accessed and fraudulent transactions had been processed, causing Anacom to advise its merchant customer base to transfer their electronic commerce transactions to other payment gateways for processing. No claims have been asserted against the Company with respect to this incident. The Company is unable to assess the amount of liability, if any, to the Company which may result from any claims that may be asserted.

     The Company has severance agreements with certain employees which would require the Company to pay approximately $3,300,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.

11.  INTERNATIONAL DISTRIBUTION AGREEMENTS

     In June 2001, the Company entered into an agreement with AlphaOmega Soft Co., Ltd. ("AlphaOmega"), amended in 2002, whereby AlphaOmega became the exclusive distributor in Japan for certain of the Company's services, including ZixMail and ZixVPM, through 2004. A revenue sharing arrangement provides for AlphaOmega to pay the Company a specified portion of the subscription fees charged to AlphaOmega's customers. Although the subscription fees generated to date by AlphaOmega have been nominal, pursuant to the distribution agreement, the Company is to receive minimum payments totaling $1,200,000 through October 2004, of which $100,000 was received in 2001 and $150,000 in 2002.

     In March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. ("911"), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment previously received from 911 is included in 2002 revenues.

     In April 2002, the Company entered into an agreement with Digitopia Co., Ltd. ("Digitopia"), whereby Digitopia became the exclusive distributor in South Korea for certain of the Company's services. After assessing the additional product and service requirements to compete successfully in South Korea, the Company and Digitopia mutually agreed to terminate the exclusive agreement in February 2003 and eliminate the scheduled future minimum payments totaling $1,170,000.

                                ZIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

                                                     QUARTER ENDED
                               ---------------------------------------------------------
                                 MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
                               ------------   ------------   ------------   ------------
2002
Revenues.....................  $    389,000   $    303,000   $    434,000   $    546,000
Cost of revenues.............    (2,895,000)    (2,513,000)    (2,024,000)    (1,567,000)
Loss from continuing
  operations.................    (9,788,000)    (8,046,000)    (9,463,000)    (7,002,000)
Net loss.....................    (9,788,000)    (7,929,000)    (8,763,000)    (6,957,000)
Net loss per common share....         (0.56)         (0.45)         (0.63)         (0.39)
2001
Revenues.....................  $    104,000   $    123,000   $     36,000   $     54,000
Cost of revenues.............    (3,274,000)    (3,259,000)    (2,647,000)    (5,816,000)
Loss from continuing
  operations.................   (13,610,000)   (11,394,000)   (12,440,000)   (19,350,000)
Net loss.....................   (13,562,000)   (11,394,000)   (12,440,000)   (19,350,000)
Net loss per common share....         (0.80)         (0.67)         (0.73)         (1.13)

     The quarter ended September 30, 2002 includes a non-cash interest expense charge of $1,698,000, representing the beneficial conversion feature resulting from the issuance of notes payable convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date the notes were issued. The quarter ended June 30, 2001 includes a non-recurring net reduction in operating costs of $3,000,000 as a result of ceasing all operations at Anacom. The quarter ended September 30, 2001 includes a $1,500,000 write-down of the investment in Maptuit. The quarter ended December 31, 2001 includes a $3,500,000 write-off of the remaining investment in Maptuit and a $3,000,000 write-off of digital identification certificates. See Notes 3 and 8.

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
    3.1        --    Articles of Amendment to the Articles of Incorporation of
                     Zix Corporation, as filed with the Texas Secretary of State on August 1, 2002. Filed as Exhibit 3.1 to Zix Corporation's
                     Quarterly Report on Form 10-Q for the quarterly period ended
                     June 30, 2002, and incorporated herein by reference.
                     Restated Articles of Incorporation of Zix Corporation, as
                     filed with the Texas Secretary of State on December 4, 2001.
                     Filed as Exhibit 3.1 to Zix Corporation's Annual Report on
                     Form 10-K for the year ended December 31, 2001, and
                     incorporated herein by reference.
    3.2        --    Restated Bylaws of Zix Corporation, dated October 30, 2002.
                     Filed as Exhibit 3.2 to Zix Corporation's Quarterly Report
                     on Form 10-Q for the quarterly period ended September 30,
                     2002, and incorporated herein by reference.
    3.3        --    Statement of Designations of the Series A Convertible
                     Preferred Stock of Zix Corporation. Filed as Exhibit 3.1 to
                     Zix Corporation's Form 8-K, dated September 20, 2002, and
                     incorporated herein by reference.
    3.4        --    Statement of Designations of the Series B Convertible
                     Preferred Stock of Zix Corporation. Filed as Exhibit 3.2 to
                     Zix Corporation's Form 8-K, dated September 20, 2002, and
                     incorporated herein by reference.
    4.1        --    Securities Purchase Agreement, dated September 16, 2002, by and between Zix Corporation, the Series A Investors named
                     therein and the Series B Investors named therein (including schedules but excluding exhibits). Filed as Exhibit 4.1 to
                     Zix Corporation's Form 8-K, dated September 20, 2002, and
                     incorporated herein by reference.
    4.2        --    Form of Warrant, dated September 18, 2002, to purchase
                     shares of common stock of Zix Corporation, issued by Zix
                     Corporation. Filed as Exhibit 4.2 to Zix Corporation's Form
                     8-K, dated September 20, 2002, and incorporated herein by
                     reference.
    4.3        --    Registration Rights Agreement, dated September 16, 2002, by and among Zix Corporation and the Investors named therein.
                     Filed as Exhibit 4.3 to Zix Corporation's Form 8-K, dated
                     September 20, 2002, and incorporated herein by reference.
    4.4        --    Form of Warrant, dated September 18, 2002, to purchase
                     shares of common stock of Zix Corporation, issued by Zix
                     Corporation. Filed as Exhibit 4.6 to Zix Corporation's Form
                     8-K, dated September 20, 2002, and incorporated herein by
                     reference.
    4.5        --    Registration Rights Agreement, dated September 17, 2002, by and among Zix Corporation and the Buyers named therein.
                     Filed as Exhibit 4.7 to Zix Corporation's Form 8-K, dated
                     September 20, 2002, and incorporated herein by reference.
    4.6        --    Specimen certificate for common stock of Zix Corporation.
                     Filed as Exhibit 4.1 to Zix Corporation's Annual Report on
                     Form 10-K for the year ended December 31, 1999, and
                     incorporated herein by reference.
    4.7        --    Agreement Regarding Exercise and Issuance of Warrants, dated
                     March 3, 2003, by and between Zix Corporation and the
                     Investors named therein (including schedules but excluding exhibits). Filed as Exhibit 4.1 to Zix Corporation's Form
                     8-K, dated March 4, 2003, and incorporated herein by
                     reference.
    4.8        --    Form of Warrant to purchase shares of common stock of Zix
                     Corporation, issued by Zix Corporation. Filed as Exhibit 4.2 to Zix Corporation's Form 8-K, dated March 4, 2003, and
                     incorporated herein by reference.
    4.9        --    Registration Rights Agreement, dated March 3, 2003, by and among Zix Corporation and the Investors named therein. Filed as Exhibit 4.3 to Zix Corporation's Form 8-K, dated March 4,
                     2003, and incorporated herein by reference.
   10.1        --    1990 Stock Option Plan of Zix Corporation (Amended and
                     Restated as of September 1999). Filed as Exhibit 10.1 to Zix
                     Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended September 30, 1999, and incorporated herein by reference.
   10.2        --    1992 Stock Option Plan of Zix Corporation (Amended and
                     Restated as of September 1999). Filed as Exhibit 10.2 to Zix
                     Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended September 30, 1999, and incorporated herein by reference.

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   10.3        --    1995 Long-Term Incentive Plan of Zix Corporation (Amended
                     and Restated as of September 20, 2000). Filed as Exhibit
                     10.3 to Zix Corporation's Quarterly Report on Form 10-Q for
                     the quarterly period ended September 30, 2000, and
                     incorporated herein by reference.
   10.4        --    1996 Employee Stock Purchase Plan of Zix Corporation
                     (Amended and Restated as of July 1, 2000). Filed as Exhibit
                     10.2 to Zix Corporation's Quarterly Report on Form 10-Q for
                     the quarterly period ended June 30, 2000, and incorporated herein by reference.
   10.5        --    Zix Corporation's 1999 Directors' Stock Option Plan (Amended
                     and Restated as of August 1, 2002). Filed as Exhibit 10.1 to
                     Zix Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 2002, and incorporated
                     herein by reference.
   10.6        --    Zix Corporation's 2001 Employee Stock Option Plan, dated May
                     31, 2001. Filed as Exhibit 10.1 to Zix Corporation's
                     Quarterly Report on Form 10-Q for the quarterly period ended
                     March 31, 2001, and incorporated herein by reference.
   10.7        --    Zix Corporation's 2001 Stock Option Plan (Amended and
                     Restated as of August 1, 2002). Filed as Exhibit 10.2 to Zix
                     Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 2002, and incorporated
                     herein by reference.
   10.8        --    Stock Option Agreement, effective as of April 29, 1998,
                     between David P. Cook and Zix Corporation. Filed as Exhibit
                     10.1 to Zix Corporation's Quarterly Report on Form 10-Q for
                     the quarterly period ended June 30, 1998, and incorporated herein by reference.
   10.9        --    Amendment No. 1 to Stock Option Agreement, dated February
                     18, 2000, between David P. Cook and Zix Corporation. Filed as Exhibit 10.8 to Zix Corporation's Annual Report on Form
                     10-K for the year ended December 31, 1999, and incorporated herein by reference.
   10.10       --    Amendment No. 2 to Stock Option Agreement, dated May 2,
                     2000, between David P. Cook and Zix Corporation. Filed as
                     Exhibit 10.1 to Zix Corporation's Quarterly Report on Form
                     10-Q for the quarterly period ended March 31, 2000, and
                     incorporated herein by reference.
   10.11       --    Amendment No. 3 to Stock Option Agreement, dated November 2,
                     2000, between David P. Cook and Zix Corporation. Filed as
                     Exhibit 10.10 to Zix Corporation's Annual Report on Form
                     10-K for the year ended December 31, 2000, and incorporated herein by reference.
   10.12       --    Amendment No. 4 to Stock Option Agreement, dated March 1,
                     2002, between David P. Cook and Zix Corporation. Filed as
                     Exhibit 10.1 to Zix Corporation's Quarterly Report on Form
                     10-Q for the quarterly period ended March 31, 2002, and
                     incorporated herein by reference.
   10.13*      --    Amendment No. 5 to Stock Option Agreement, dated March 1,
                     2003, between David P. Cook and Zix Corporation.
   10.14       --    Stock Option Agreement, effective as of December 26, 2000, between David P. Cook and Zix Corporation. Filed as Exhibit
                     10.13 to Zix Corporation's Annual Report on Form 10-K for
                     the year ended December 31, 2001, and incorporated herein by reference.
   10.15       --    Stock Option Agreement, effective as of November 14, 2001, between John Ryan and Zix Corporation. Filed as Exhibit 4.2 in Zix Corporation's Registration Statement on Form S-8
                     (Commission No. 333-74890), dated December 11, 2001, and
                     incorporated herein by reference. Portions of this exhibit were omitted pursuant to a request for confidential
                     treatment that was filed with the SEC on November 26, 2001.
                     On December 5, 2001, the SEC approved the filing of this
                     exhibit omitting the portions for which confidential
                     treatment was requested. The omitted information has been
                     filed with the SEC.
   10.16       --    Employment Agreement, effective as of November 14, 2001,
                     between John Ryan and Zix Corporation. Filed as Exhibit 4.1 in Zix Corporation's Registration Statement on Form S-8
                     (Commission No. 333-74890), dated December 11, 2001, and
                     incorporated herein by reference.
   10.17       --    Severance Agreement, dated February 25, 2002, between Zix
                     Corporation and Steve M. York. Filed as Exhibit 10.17 to Zix
                     Corporation's Annual Report on Form 10-K for the year ended
                     December 31, 2001, and incorporated herein by reference.
   10.18       --    Severance Agreement, dated February 25, 2002, between Zix
                     Corporation and Ronald A. Woessner. Filed as Exhibit 10.18
                     to Zix Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by
                     reference.

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   10.19       --    Form of Severance Agreement between Zix Corporation and
                     Dennis Heathcote, Wael Mohamed and David Robertson. Filed as
                     Exhibit 10.2 to Zix Corporation's Quarterly Report on Form
                     10-Q for the quarterly period ended March 31, 2002, and
                     incorporated herein by reference.
   10.20       --    Sublease Agreement, dated February 12, 1999, between
                     Fidelity Corporate Real Estate, L.L.C. and Zix Corporation
                     Operating Corporation. Filed as Exhibit 10.13 to Zix
                     Corporation's Annual Report on Form 10-K for the year ended
                     December 31, 1998, and incorporated herein by reference.
   10.21       --    Sublease Agreement, dated May 8, 2000, between Rosewood
                     Resources, Inc. and Zix Corporation. Filed as Exhibit 10.1
                     to Zix Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 2000, and incorporated
                     herein by reference.
   10.22       --    Lease Agreement, dated July 10, 1998, between Dallas
                     Galleria Limited and Amtech Corporation d/b/a AMTC
                     Corporation. Filed as Exhibit 10.22 to Zix Corporation's
                     Annual Report on Form 10-K for the year ended December 31,
                     2001, and incorporated herein by reference.
   10.23*      --    Sublease Agreement, dated August 1, 2002, between Zix
                     Corporation, Optiwave Corporation and Waidt Construction &
                     Developments LTD (excluding schedules and exhibits).
   10.24*      --    Sublease Amendment Agreement, dated September 30, 2002,
                     between Zix Corporation, Optiwave Corporation and Waidt
                     Construction & Developments LTD (excluding exhibits).
   10.25*      --    Sublease Amendment Agreement, dated November 19, 2002,
                     between Zix Corporation, Optiwave Corporation and Waidt
                     Construction & Developments LTD (excluding exhibits).
   10.26       --    Marketing and Distribution Agreement, effective November 6,
                     2000, between Zix Corporation and Entrust, Inc. Filed as
                     Exhibit 10.4 to Zix Corporation's Quarterly Report on Form
                     10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
   10.27       --    Enterprise and CA Services Agreement, effective November 6,
                     2000, between Zix Corporation and Entrust, Inc. Filed as
                     Exhibit 10.5 to Zix Corporation's Quarterly Report on Form
                     10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
   10.28       --    International Distribution Agreement, dated June 6, 2001,
                     between Zix Corporation and AlphaOmega Soft Co., Ltd. Filed as Exhibit 10.1 to Zix Corporation's Quarterly Report on
                     Form 10-Q for the quarterly period ended June 30, 2001, and incorporated herein by reference.
   10.29       --    Convertible Promissory Note of Maptuit Corporation, dated
                     July 11, 2001. Filed as Exhibit 10.2 to Zix Corporation's
                     Quarterly Report on Form 10-Q for the quarterly period ended
                     June 30, 2001, and incorporated herein by reference.
   10.30       --    Security Agreement, dated July 11, 2001, between Maptuit
                     Corporation and Zix Corporation. Filed as Exhibit 10.3 to
                     Zix Corporation's Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 2001, and incorporated
                     herein by reference.
   10.31       --    Letter Agreement, dated October 1, 2002, among Zix
                     Corporation, Maptuit Corporation, and Jeffrey P. Papows.
                     Filed as Exhibit 10.2 to Zix Corporation's Quarterly Report
                     on Form 10-Q for the quarterly period ended September 30,
                     2002, and incorporated herein by reference.
   10.32       --    Form of Common Stock Warrant Certificate. Filed as Exhibit
                     4.1 in Zix Corporation's Registration Statement on Form S-3
                     (Commission No. 333-83934), dated March 7, 2002, and
                     incorporated herein by reference.
   21.1*       --    Subsidiaries of Zix Corporation.
   23.1*       --    Consent of Independent Auditors.
   99.1**      --    Certification of John A. Ryan, Chief Executive Officer.
   99.2**      --    Certification of Steve M. York, Chief Financial Officer.

---------------

 * Filed herewith.

** This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed, except to the extent required by the Sarbanes-Oxley Act of 2002, by Zix Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.