Form 10-Q
period 2003-03-31
ZIX CORP
filed 2003-05-09
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, par value $.01 per share	20,969,453

INDEX

PART I-FINANCIAL INFORMATION

Page
Number

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 and for the cumulative period from January 1, 1999 through March 31, 2003	4
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2003	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 and for the cumulative period from January 1, 1999 through March 31, 2003	6
Notes to Condensed Consolidated Financial Statements	7
Independent Accountant’s Review Report	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II-OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	23

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$8,333	$7,586
Marketable securities	2,265	7,246
Receivables	194	1,014
Other current assets	1,087	1,546

Total current assets	11,879	17,392
Property and equipment, net	3,444	3,608

	$15,323	$21,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,321	$2,701
Liabilities related to discontinued operations	240	275
Deferred revenues	1,881	826

Total current liabilities	4,442	3,802
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, $1 par value, 819,886 shares authorized; 693,750 issued and outstanding in 2003 (aggregate liquidation preference $2,814) and 765,559 issued and outstanding in 2002	2,238	2,252
Series B convertible preferred stock, $1 par value, 1,304,815 shares authorized; 1,167,466 issued and outstanding in 2003 (aggregate liquidation preference $4,349) and 1,246,715 issued and outstanding in 2002	3,480	3,401

	5,718	5,653
Stockholders’ equity:
Preferred stock, $1 par value, 7,875,299 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 175,000,000 shares authorized; 22,990,735 issued and 20,663,554 outstanding in 2003 and 22,764,798 issued and 20,437,617 outstanding in 2002	230	228
Additional capital	196,657	195,846
Unearned stock-based compensation	(435)	(565)
Treasury stock, at cost	(11,507)	(11,507)
Accumulated deficit (includes deficit accumulated during the development stage of $180,247 in 2003 and $173,416 in 2002)	(179,782)	(172,457)

Total stockholders’ equity	5,163	11,545

	$15,323	$21,000

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

			Cumulative During
	Three Months		Development Stage
	Ended March 31		(From January 1, 1999
			Through
	2003	2002	March 31, 2003)

Revenues	$639	$389	$3,121
Cost of revenues	(1,760)	(2,895)	(40,865)
Research and development expenses	(1,204)	(2,064)	(48,612)
Selling, general and administrative expenses	(4,523)	(5,333)	(98,319)
Investment and other income	41	115	9,210
Interest expense	—	—	(2,141)
Realized and unrealized loss on investments	—	—	(6,497)

Loss from continuing operations before income taxes	(6,807)	(9,788)	(184,103)
Income taxes	(24)	—	1,052

Loss from continuing operations	(6,831)	(9,788)	(183,051)
Discontinued operations	—	—	2,804

Net loss	$(6,831)	$(9,788)	$(180,247)

Basic and diluted loss per common share:
Continuing operations	$(0.36)	$(0.56)
Discontinued operations	—	—

Net loss	$(0.36)	$(0.56)

Weighted average shares outstanding	20,570	17,563

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

			Stockholders' Equity
	Convertible
	preferred stock		Common stock			Unearned			Total
					Additional	stock-based	Treasury	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	compensation	stock	deficit	equity

Balance, December 31, 2002	2,012,274	$5,653	22,764,798	$228	$195,846	$(565)	$(11,507)	$(172,457)	$11,545
Exercise of warrants for cash	—	—	80,574	1	333	—	—	—	334
Series A convertible preferred stock converted into common stock	(71,809)	(209)	68,323	—	209	—	—	—	209
Series B convertible preferred stock converted into common stock	(79,249)	(220)	77,040	1	219	—	—	—	220
Dividends on Series A and Series B convertible preferred stock	—	494	—	—	—	—	—	(494)	(494)
Unearned stock-based compensation for service providers	—	—	—	—	57	(57)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	187	—	—	187
Other	—	—	—	—	(7)	—	—	—	(7)
Net loss	—	—	—	—	—	—	—	(6,831)	(6,831)

Balance, March 31, 2003	1,861,216	$5,718	22,990,735	$230	$196,657	$(435)	$(11,507)	$(179,782)	$5,163

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

			Cumulative During
	Three Months		Development Stage
	Ended March 31		(From January 1, 1999
			Through
	2003	2002	March 31, 2003)

Cash flows from operating activities:
Loss from continuing operations	$(6,831)	$(9,788)	$(183,051)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	917	2,476	32,620
Stock-based compensation	187	1,331	35,158
Stock issued to Tumbleweed for patents	—	762	762
Stock issued to Yahoo! for services	—	—	1,935
Beneficial conversion feature resulting from the issuance of convertible notes payable	—	—	1,698
Amortization of issuance discount on convertible notes payable	—	—	368
Write-off of investment in Maptuit Corporation	—	—	5,000
Loss on Lante Corporation common stock	—	—	1,593
Write-off of digital identification certificates	—	—	3,000
Other non-cash expenses	—	—	864
Changes in assets and liabilities, excluding divestiture of businesses:
Other assets	1,279	613	(934)
Current liabilities	491	(250)	3,043

Net cash used by continuing operations	(3,957)	(4,856)	(97,944)
Net cash used by discontinued operations	(35)	(8)	(1,412)

Net cash used by operating activities	(3,992)	(4,864)	(99,356)
Cash flows from investing activities:
Purchases of property and equipment, net	(576)	(42)	(33,385)
Purchases of marketable securities	—	(4,971)	(199,936)
Sales and maturities of marketable securities	4,981	5,926	224,879
Investment in Maptuit Corporation	—	—	(5,000)
Purchase of Anacom Communications	—	—	(2,500)
Proceeds from sales of businesses, net of cash sold	—	—	5,885

Net cash provided (used) by investing activities	4,405	913	(10,057)
Cash flows from financing activities:
Proceeds from private placement of convertible notes payable and related warrants, net of issuance costs	—	—	7,509
Proceeds from private placement of convertible preferred stock and related warrants, net of issuance costs	—	—	7,781
Proceeds from private placement of common stock, net of issuance costs	—	—	43,784
Proceeds from exercise of stock options or warrants	334	—	4,419

Net cash provided by financing activities	334	—	63,493
Effect of exchange rate changes on cash and cash equivalents	—	—	(39)

Increase (decrease) in cash and cash equivalents	747	(3,951)	(45,959)
Cash and cash equivalents, beginning of period	7,586	8,857	54,292

Cash and cash equivalents, end of period	$8,333	$4,906	$8,333

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

          The accompanying financial statements of Zix Corporation, which should be read in conjunction with the audited consolidated financial statements included in the Company’s 2002 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2002 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

          During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

          Since 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail™ is a secure desktop email application that enables Internet users to send and receive encrypted messages to anyone quickly and easily. The Company did not begin to charge for the use of ZixMail until the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM™ (Virtual Private Messenger) is a server-based encryption solution that provides instant security, control, and flexibility for inbound and outbound corporate email. ZixAuditor™, a unique assessment service, allows organizations to identify, quantify, and report email vulnerabilities and monitor ongoing communications. ZixPort™ provides existing company portals with private and secure communications capabilities while minimizing the impact to existing IT, Web, or security infrastructure. In 2003, the Company introduced ZixWorks™, a suite of fully managed hosted services that enables users to send email securely and that protects organizations from viruses, spam, inappropriate content and electronic attack. A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2002 and the first quarter of 2003, the Company had no significant revenues and utilization of cash resources continued at a substantial level. At March 31, 2003, the Company’s cash and marketable securities totaled $10,598,000. The Company anticipates further operating losses in 2003, but expects the losses will be significantly less than those incurred in 2002. Non-cash charges in 2003 for stock-based compensation and depreciation and amortization should be substantially less than the corresponding amounts in 2002. The Company’s future cash requirements depend primarily on the market acceptance of its products and services and the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of products and services and resources devoted to sales and marketing including discretionary advertising initiatives. The Company expects the market for its products and services to expand as the business community sees the importance of privacy and security for their email communications. However, at least as long as the Company has no significant revenues, the Company will need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both. The Company currently has substantial flexibility in its cost structure.

          As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123 encourages adoption of a fair-value based method for valuing the cost of stock-based compensation; however, it allows companies to continue to use the intrinsic value method under APB 25 and disclose pro forma results and earnings per share in accordance with SFAS 123. Had compensation cost for the Company’s stock-based compensation been determined consistent with SFAS 123, the Company’s net loss and loss per common share would have been as follows:

	Three months ended March 31

	2003	2002

Net loss, as reported	$(6,831,000)	$(9,788,000)
Add stock compensation expense recorded under the intrinsic value method	—	1,111,000
Add (deduct) pro forma stock compensation expense computed under the fair value method	(1,431,000)	724,000

Pro forma net loss	$(8,262,000)	$(7,953,000)

Basic and diluted loss per common share:
As reported	$(0.36)	$(0.56)

Pro forma	$(0.42)	$(0.45)

          The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, because a loss from continuing operations was reported for each period presented. In calculating the basic and diluted loss per common share for the three-month period ending March 31, 2003, the Company’s loss from continuing operations and net loss have been increased by $494,000, representing the preferred stock dividends associated with the Series A and B convertible preferred stocks.

2. Convertible Preferred Stock and Stockholder’s Equity

     Private Placement of Convertible Equity Securities

          In September 2002, the Company completed private placements whereby the Company received an aggregate of $16,000,000 in cash in exchange for convertible notes, two separate series of convertible redeemable preferred stock and warrants to purchase the Company’s common stock.

     Issuance and Conversion of Convertible Notes

          The Company issued $8,000,000 in Convertible Notes (“Notes”) with a coupon rate of 6.5% to institutional investors. As part of this placement, the Note holders received immediately exercisable warrants to purchase 386,473 shares of the Company’s common stock at a price per share of $4.14 for a period of three years. The Note holders had the right at any time to convert the Notes into shares of the Company’s common stock at a conversion price of $3.78 per share. In the fourth quarter of 2002, the Note holders converted the Notes and related accrued interest into 2,141,811 shares of the Company’s common stock, and the Company recorded an increase to common stock and additional capital equivalent to the carrying value of the converted debt.

          In March 2003, the Company and the former Note holders entered into an agreement providing for the exercise of the Note holder’s existing warrants, subject to certain conditions, and the Company’s issuance of replacement warrants to such Note holders. The Note holders were obligated, subject to certain conditions, to exercise all or any portion of their warrants to purchase 386,473 shares of the Company’s common stock at a price per share of $4.14 on each business day following a trading day on which the weighted average market price of the Company’s common stock was at least $4.50 per share. The extent to which a Note holder had to exercise warrants on such trading day was based on the daily trading volume in the common stock. The Note holders were also permitted to exercise all or any portion of their warrants at any time, or from time-to-time, regardless of the market price or trading volume of the common stock. The intention of the parties was that the replacement warrants would have substantially the same economic value to the Note holders as the existing warrants that had been exercised, based on the application of a Black-Scholes formula. The number of shares of common stock covered by the replacement warrants was calculated based on the Black-Scholes formula applied at the time of each exercise of existing warrants; however, the replacement warrants have an exercise price of $5.00 per share of common stock, subject to adjustment for certain events. The company is required to register such replacement warrants with the SEC within 90 days of the date of their issuance or be subject to substantial cash damages. As of March 31, 2003 warrants to purchase 80,574 shares of the Company’s common stock for $334,000 have been exercised, requiring the Company to issue replacement warrants to purchase 93,960 shares of the Company’s common stock at a price per share of $5.00. Subsequently, in April 2003 warrants to purchase the remaining 305,899 shares of the Company’s common stock for $1,266,000 have been exercised, requiring the Company to issue replacement warrants to purchase 361,057 shares of the Company’s common stock at a price per share of $5.00.

     Issuance and Partial Conversion of Series A Convertible Preferred Stock

          The Company received total proceeds of $3,250,000 in exchange for shares of a newly created Series A Convertible Preferred Stock (“Series A”) and warrants to purchase 288,244 shares of the Company’s common stock. Series A investors were comprised of Antonio R. Sanchez, Jr., a former director and 12.6% beneficial owner of the Company’s common stock, and related entities; John A. Ryan, the Company’s chairman, president and chief executive officer; and David P. Cook, founder of the Company, who invested $2,000,000, $750,000 and $500,000, respectively. The Series A accrues cumulative dividends at the rate of 6.5% per annum and, subject to the terms of a voting agreement between the Company and Series A investors, votes on an as-converted basis. Series A investors have the right at any time to convert their preferred shares and accrued dividends into shares of the Company’s common stock at a conversion price of $4.12 per share of common stock and the Company, under certain circumstances, has the right to require such conversion if the Company’s common stock trades above $6.18 for specified periods. The Series A was initially convertible into 780,085 shares of the Company’s common stock. Subsequently, in September 2002, $213,000 of Series A was converted into 51,690 shares of the Company’s common stock and in January 2003, $281,000 of Series A was converted into 68,323 shares of the Company’s common stock.

          Unless previously converted, beginning May 2003, and every two months thereafter until September 2004, a pro rata amount of the Series A and related accrued dividends will be automatically converted into shares of the Company’s common stock at a conversion price of $3.92 per share of common stock unless the then-current market price of the Company’s common stock is less than $3.92, at which time the Series A investors may elect to defer such conversion to the next bi-monthly redemption date. In September 2004, at maturity, the Company will redeem any unconverted Series A by issuing the Company’s common stock or by paying cash, at the sole discretion of the Company. The warrants to purchase shares of the Company’s common stock issued to the Series A investors have an exercise price per share of $4.51, became exercisable in March 2003 and expire in September 2006.

          Upon their issuance, the fair value of the warrants issued to the Series A investors, aggregating $960,000 using the Black-Scholes option pricing model, was recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series A. At March 31, 2003, the carrying value of the $2,719,000 in outstanding Series A was $2,238,000. The unamortized issuance discount of $481,000 at March 31, 2003 represents the sum of the $960,000 in warrant value and the issuance costs allocated to the Series A preferred stock totaling $71,000, reduced by cumulative Series A dividends of $408,000 and $142,000 for the unamortized issuance discount associated with the Series A previously converted. The carrying value of the Series A is being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series A is converted into shares of the Company’s common stock, the carrying value of the converted preferred stock is eliminated and a corresponding increase is recorded to common stock and additional capital. The convertible securities and related warrants contain various provisions regarding anti-dilution adjustments, early redemption events possibly requiring cash, liquidation preferences, restrictions on the issuance of certain indebtedness and the payment of cash dividends.

     Issuance and Partial Conversion of Series B Convertible Preferred Stock

          The Company received total proceeds of $4,750,000 in exchange for shares of a newly created Series B Convertible Preferred Stock (“Series B”) and warrants to purchase 421,284 shares of the Company’s common stock. Series B investors included George W. Haywood, a private investor and 25.3% beneficial owner of the Company’s common stock, who invested $3,450,000. The Series B is non-voting and accrues cumulative dividends at the rate of 6.5% per annum. Series B investors have the right at any time to convert their preferred shares and accrued dividends into shares of the Company’s common stock at a conversion price of $3.78 per share of common stock and the Company, under certain circumstances, has the right to require such conversion if the Company’s common stock trades above $5.67 for specified periods. The Series B was initially convertible into 1,242,680 shares of the Company’s common stock. Subsequently, in December 2002, $212,000 of Series B was converted into 56,210 shares of the Company’s common stock and in January 2003, $285,000 of Series B was converted into 77,040 shares of the Company’s common stock.

          Unless previously converted, beginning May 2003, and every two months thereafter until September 2004, a pro-rata amount of the Series B will be automatically converted into shares of the Company’s common stock at a conversion price that is equal to the lesser of the Series B conversion price then in effect, or 90% of the fair market value of the common stock at the time of conversion. The warrants to purchase shares of the Company’s common stock issued to the Series B investors have an exercise price per share of $4.51, became exercisable in March 2003 and expire in September 2006.

          Upon their issuance, the fair value of the warrants issued to the Series B investors, aggregating $1,403,000 using the Black-Scholes option pricing model, was recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series B. At March 31, 2003, the carrying value of the $4,203,000 in outstanding Series B was $3,480,000. The unamortized issuance discount of $723,000 at March 31, 2003 represents the sum of the $1,403,000 in warrant value and the issuance costs allocated to the Series B totaling $81,000, reduced by cumulative Series B dividends of $643,000 and $118,000 for the unamortized issuance discount associated with the Series B previously converted. The carrying value of the Series B is being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series B is converted into shares of the Company’s common stock, the carrying value of the converted preferred stock is eliminated and a corresponding increase is recorded to common stock and additional capital. The convertible securities and related warrants contain various provisions regarding anti-dilution adjustments, early redemption events possibly requiring cash, liquidation preferences, restrictions on the issuance of certain indebtedness and the payment of cash dividends.

3. Revenues and Significant Customer

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

          Revenues for the three-month periods ended March 31, 2003 and 2002 included $234,000 (37% and 60% of quarterly revenues, respectively) resulting from the pro-rata recognition of certain minimum payments associated with the Company’s Marketing and Distribution Agreement with Entrust Inc. (“Entrust”). Pursuant to the agreement, although there have been no product revenues associated with the 2001 integration of the ZixMail service option into the Entrust/Express ® product, Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003 and is scheduled to make additional payments of $1,250,000 in January 2004 and $1,500,000 in January 2005. These minimum payments aggregating $3,750,000 are being recognized as revenue ratably over the four year maximum service period ending in December 2005.

          Separately, in April 2002, the Company entered into an agreement with Digitopia Co., Ltd. (“Digitopia”), whereby Digitopia became the exclusive distributor in South Korea for certain of the Company’s services. After assessing the additional product and service requirements to compete successfully in South Korea, the Company and Digitopia mutually agreed to terminate the exclusive agreement in February 2003 and eliminate Digitopia's scheduled future minimum payments totaling $1,170,000.

4. Recent Accounting Pronouncement

          In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s initial adoption of SFAS 146 had no effect on its results of operations or its financial position.

Independent Accountants’ Review Report

Board of Directors
Zix Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Zix Corporation as of March 31, 2003, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002, and the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Zix Corporation as of December 31, 2002, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 5, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Dallas, Texas	/s/ ERNST & YOUNG LLP
April 17, 2003

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          In 1998 and prior years, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company’s operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company’s wireless data and security technologies. The Company determined in 1998 that the Company’s businesses were low margin and the markets in which they operated were approaching maturity. Accordingly, the Company decided to exit its then-current businesses, and during 1998 it sold all of its operating units. The Company then began evaluating new Internet-related business opportunities — which it deemed to offer more promising prospects for growth and profitability than the previous businesses.

          The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. In the first quarter of 2001, the Company began charging for the use of ZixMail, its initial product in the secure e-messaging space, and began focusing its sales and marketing efforts exclusively toward the business market. In 2002, the Company significantly expanded its portfolio of commercial products and services, and rebuilt its sales and marketing work force under new executive leadership.

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

          A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2002 and the first quarter of 2003, the Company had no significant revenues and utilization of cash resources continued at a substantial level. The Company anticipates further operating losses in 2003, but expects the losses will be significantly less than those incurred in 2002. Non-cash charges in 2003 for stock based compensation and depreciation and amortization should be substantially less than the corresponding amounts in 2002.

Results of Operations

    Continuing Operations

      Revenues

          The Company is in the development stage and had revenues of $389,000 and $639,000 for the first quarter of 2002 and 2003, respectively. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. The net increase in revenues from 2002 to 2003, totaling $250,000, was primarily due to increased amortization of subscription fees generated from new U.S. corporate customers. Revenues in each of the corresponding quarters included $234,000 resulting from the pro-rata recognition of certain minimum payments associated with the Company’s Marketing and Distribution Agreement with Entrust Inc. (“Entrust”). Pursuant to the agreement, although there have been no product revenues associated with the 2001 integration of the ZixMail service option into the Entrust/Express ® product, Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003 and is scheduled to make additional payments of $1,250,000 in January 2004 and $1,500,000 in January 2005. These minimum payments aggregating $3,750,000 are being recognized as revenue ratably over the four year maximum service period ending in December 2005. Separately, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. (“911”), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment previously received from 911 is included in first quarter 2002 revenues.

     Cost of revenues

          Cost of revenues decreased from $2,895,000 in the first quarter of 2002 to $1,760,000 for the corresponding period in 2003. The net decrease of $1,135,000 is due primarily to a reduction in depreciation and amortization of property and equipment resulting from certain data center equipment becoming fully depreciated, offset by personnel additions in the areas of customer support and client services.

     Research and development expenses

          Research and development expenses decreased from $2,064,000 in the first quarter 2002 to $1,204,000 for the corresponding period in 2003. The net decrease of $860,000 is primarily due to a charge in the first quarter of 2002 of $762,000 for the cost to license certain patents held by Tumbleweed Communications Corp.

     Selling, general and administrative expenses

          Selling, general and administrative expenses decreased $810,000 from $5,333,000 in the first quarter 2002 to $4,523,000 for the same period in 2003. Expenses, excluding non-cash charges, increased by $1,042,000 from $3,206,000 in 2002 to $4,248,000 in 2003 primarily due to approximately $450,000 in personnel costs largely due to headcount increases in the sales organization in late 2002 as the Company began expanding its marketing reach into the health care community, related increased travel costs of $180,000 for sales personnel and increased discretionary advertising expenditures totaling $286,000, from $103,000 in 2002 to $389,000 in 2003, which includes expenditures associated with the Company’s HealthyEmail, Inc. initiative. Non-cash charges decreased by $1,852,000 from $2,127,000 in 2002 to $275,000 in 2003 primarily due to stock-based compensation related to stock option grants to employees declining by $1,133,000 and $750,000 of non-recurring costs recorded in the first quarter of 2002 related to the Yahoo! Inc. advertising arrangement which was cancelled in April 2002.

     Investment and other income

          Investment income decreased from $115,000 in the first quarter 2002 to $41,000 for the same period in 2003 primarily due to the decrease in invested cash and marketable securities and lower interest rates.

     Income taxes

          A tax provision of $24,000 was recorded in the first quarter of 2003. This provision represents non-U.S. taxes payable as a result of the operations of the Company’s newly established Canadian subsidiary. The income tax benefit on the loss from continuing operations in 2002 and 2003 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company has fully reserved its net deferred tax assets in 2002 and 2003 due to the uncertainty of future taxable income. There may be limitations on the Company’s ability to fully utilize its substantial net operating loss carryforwards against any future taxable income, including potential limitations due to ownership changes as defined in Section 382 of the Internal Revenue Code.

     Loss from continuing operations

          As a result of the foregoing, the Company experienced first quarter losses from continuing operations of $9,788,000 in 2002 and $6,831,000 in 2003.

Liquidity and Capital Resources

          At March 31, 2003, the Company’s principal source of liquidity was its net working capital position of $7,437,000, including cash and marketable securities of $10,598,000. The Company plans to continue to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities, U.S. government and agency securities or money market funds. The Company’s first quarter 2003 loss from continuing operations included significant non-cash expenses, aggregating $1,104,000, consisting of depreciation and amortization and stock-based compensation. Net cash used by continuing operations for the first quarter of 2003 was $3,957,000 as compared to $4,856,000 for the first quarter of 2002, primarily representing continued development and operating costs relating to establishing the Company’s Internet-related business.

          The Company currently has no significant revenues and utilization of cash resources continues at a substantial level. The Company anticipates further losses in 2003, therefore its near-term liquidity will be negatively impacted as the Company continues its development stage activities. Under its reseller and distributor agreements with Entrust and AlphaOmega Soft Co., Ltd., the Company received minimum payments of $1,050,000 in the first quarter of 2003 and pursuant to the agreements is scheduled to receive additional minimum payments of $3,650,000 through January 2005, including further payments in 2003 totaling $400,000. During 2002, 2001 and 2000 purchases of property and equipment totaled $845,000, $1,174,000 and $7,625,000, respectively. The recent trend for a reduced level of additions to property and equipment is expected to reverse in 2003, as evidenced by first quarter 2003 purchases of property and equipment totaling $576,000, as the Company upgrades certain computer hardware in its data center and acquires computer equipment to satisfy customer orders for the Company’s products and services, primarily ZixVPM and ZixWorks.

          In September 2002, we completed a capital funding for $16,000,000 through the issuance of $8,000,000 of Convertible Notes and associated warrants, $3,250,000 of Series A Convertible Preferred Stock and associated warrants and $4,750,000 of Series B Convertible Preferred Stock and associated warrants. In the fourth quarter of 2002, all of the Convertible Notes were converted into 2,141,811 shares of our common stock and $422,000 in Convertible Preferred Stock was converted into shares of the Company’s common stock. In the first quarter of 2003, an additional $566,000 in Convertible Preferred Stock was converted into shares of the Company’s common stock. Additionally, pursuant to a March 2003 warrant exercise and replacement agreement with the former Convertible Note holders, the Company has received proceeds of $1,600,000, $334,000 of which was received in the first quarter of 2003, resulting from the exercise of the former Convertible Note holders’ 386,473 warrant shares at $4.14 per common share. Pursuant to the agreement, the Company has issued replacement warrants covering 455,017 common shares with an exercise price of $5.00 per share. At March 31, 2003, the remaining securities were convertible and exercisable, in the aggregate, into approximately 2,850,000 shares of the Company’s common stock. Upon the occurrence of certain events, the Company is either permitted or required to redeem outstanding shares of Convertible Preferred Stock for cash rather than issue additional shares of its common stock. Separately, at March 31, 2003, there are additional outstanding warrants and stock options to acquire approximately 9,700,000 shares of the Company’s common stock, which if exercised would result in a significant level of new funding for the Company.

          The Company’s future cash requirements depend primarily on the market acceptance of our products and services and the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of our products and services and resources devoted to sales and marketing including discretionary advertising initiatives. The Company expects the market for its products and services to expand as the business community sees the importance of privacy and security for their email communications. Based upon the level of new business expected the rest of the year, coupled with an increased emphasis on cost controls, the Company believes it has adequate cash resources in 2003 to grow its business. However, at least as long as the Company has no significant revenues, the Company will need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both. The Company currently has substantial flexibility in its cost structure.

          The Company will continue to consider various capital funding alternatives to strengthen its financial position. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for shares of the Company’s common stock. Additionally, the Company is considering lease financing options for its increased computer equipment needs. The Company currently has no existing borrowings or credit facilities. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

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

          Our solutions are targeted to the secure e-messaging management and protection services market. Although there are many large, well-funded participants in the information technology security industry, few currently participate in the secure e-messaging management and protection services market. Our primary competitors in this market are Tumbleweed Communications, Sigaba Corporation, Authentica, PostX, Critical Path, ClearSwift, BrightMail, FrontBridge and MessageLabs. We believe that the secure e-messaging management and protection services market is immature, and, for the most part, unpenetrated, unlike many segments of the information technology security industry — which are saturated. After several years of infrastructure development and product development, we believe that we are the only provider that has made the investments necessary to successfully penetrate the relatively untapped secure e-messaging management and protection services market. We do not believe that our primary competitors have made the infrastructure and development investments required to match our service offerings. Nevertheless, others may, over time, make the necessary investments in infrastructure and service offerings. These competitors may develop new technologies that are perceived as being more secure, effective or cost efficient than our own. If we are not successful in exploiting the technology advantage we believe we currently hold, these competitors could successfully garner a significant share of the market, to the exclusion of ZixCorp. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.

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

          We also have under development new feature sets for our current product line and are considering new secure e-messaging products. The success of new or enhanced products and services depends on several factors — primarily, market acceptance. We may not succeed in developing and marketing new or enhanced products and services that respond to competitive and technological developments and changing customer needs. This could harm our business.

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

          Messages sent through our ZixPortTM and ZixMessage CenterTM messaging portals will reside, for a user-specified period of time, in our secure data center network. Any physical or electronic break-ins or other security breaches or compromises of this information could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

          We determined in June 2001 that credit card databases at our independently operated subsidiary, Anacom, had been improperly accessed. As a result of this improper access, we shut down the Anacom operations and Anacom ceased doing business. The ZixMail, ZixPort, and ZixMessage Center systems and our secure data center operations were entirely separate from the systems operated by Anacom. No ZixCorp technologies or operations were involved in the incident, nor are the Anacom technologies involved being used in our Zix family of secure e-messaging products and services. Accordingly, this breach has not had, and will not have, any effect on the development and deployment of our secure e-messaging products and related services. No claims have been asserted against us with respect to this incident. We are unable to assess the amount of liability, if any, to Anacom or us, which may result from any claims that may be asserted.

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

     We depend on key personnel.

          We depend on the performance of our senior management team — including our chairman, president and chief executive officer, John A. Ryan, and his direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain and motivate these individuals. There are no binding agreements with any of our employees which prevent them from leaving ZixCorp at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

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

          Our directors and executive officers beneficially own shares of our securities that represent approximately 21.3% of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a former director and current beneficial owner of approximately 12.6% of our outstanding common stock, and John A. Ryan, our chairman, president and chief executive officer. Also, Mr. Sanchez and Mr. Ryan collectively beneficially own approximately 81.8% of our Series A Convertible Preferred Stock. The consent of the holders of the Series A Convertible Preferred Stock, voting separately as a class, is required before we may enter into mergers or other business combination transactions. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors and, as noted above, the approval of mergers or other business combination transactions. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

     A private investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

          George W. Haywood, a private investor, beneficially owns approximately 25.3% of our outstanding common stock. Furthermore, Mr. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 81.2% of our Series B Convertible Preferred Stock. The consent of the holders of the Series B Convertible Preferred Stock, voting separately as a class, is required before we may enter into mergers or other business combination transactions. Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors and, as noted above, the approval of mergers or other business combination transactions. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders.

     Our recent private placements of equity securities could further dilute the interests of our shareholders.

          In September 2002, we completed a capital funding for $16,000,000 through the issuance of $8,000,000 of 6.5% secured Convertible Notes and associated warrants, $3,250,000 of Series A Convertible Preferred Stock and associated warrants and $4,750,000 of Series B Convertible Preferred Stock and associated warrants. In the fourth quarter of 2002, the Convertible Notes were converted into 2,141,811 shares of our common stock and $422,000 in Convertible Preferred Stock was converted into shares of our common stock. In the first quarter of 2003, an additional $566,000 in Convertible Preferred Stock was converted into shares of our common stock. At March 31, 2003, the remaining securities were convertible and exercisable, in the aggregate, into approximately 2,850,000 shares of our common stock.

          One-ninth of the outstanding shares of our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock are to be redeemed at two-month intervals beginning in May 2003. The redemption amounts payable to the holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are paid in shares of our common stock.

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

          The value of the common stock used to determine the number of shares of common stock to be issued upon redemption of shares of Series B Convertible Preferred Stock will be the lesser of the Series B Conversion Price (currently $3.78 per share) and 90% of the market value of the common stock at the time of redemption, based on a volume-weighted average formula. If the market price of the common stock declines, the number of shares of common stock issuable to the holders of Series B Convertible Preferred Stock upon such automatic redemptions will increase, perhaps substantially. There is no “floor” on the market value calculation and, therefore, there is no “ceiling” on the number of shares of common stock that may be issuable by us upon a Series B Convertible Preferred Stock redemption. A substantial decline in the market price of the common stock would result in significant dilution to the existing holders of common stock if the Series B Convertible Preferred Stock shares are redeemed at a substantially lower price.

          The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock are convertible by the holders into shares of common stock at any time. The Series A Conversion Price is initially $4.12 per share and the Series B Conversion Price is initially $3.78 per share. The conversion prices could be lowered, perhaps substantially, in a variety of circumstances. In the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the conversion prices then in effect (other than certain specified exempt issuances), the conversion prices and the number of shares issuable upon conversion of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock are subject to weighted average anti-dilution adjustment. These anti-dilution adjustments do not have a “floor” that would limit reductions in the conversion price of such shares. Correspondingly, there is no “ceiling” on the number of shares of common stock that may be issuable following such anti-dilution adjustments.

          We issued four-year warrants, which became exercisable in March 2003, to the purchasers of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock entitling the warrant holders to purchase an aggregate of 709,528 shares of common stock at an exercise price of $4.51 per share. The exercise price of these warrants is subject to weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the exercise price then in effect (other than certain specified exempt issuances). The “floor” on such anti-dilution adjustments is set at $3.92 per share.

          We issued three-year warrants (the “Notes Warrants”) to the holders of certain 6.5% secured Convertible Notes issued in September 2002 (subsequently converted into shares of our common stock). The warrants entitled the holders to purchase an aggregate of 386,473 shares of common stock at an exercise price of $4.14 per share. In March 2003, we entered into a warrant exercise and replacement agreement with the holders of the Notes Warrants, whereby the Company has received proceeds of $1,600,000 from the exercise of the 386,473 warrant shares at $4.14 per share. Pursuant to the agreement, the Company has issued replacement warrants covering 455,017 common shares with an exercise price of $5.00 per share. The number of shares of common stock for which these warrants are exercisable and the exercise price of these warrants are subject to full anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the exercise price then in effect (other than certain specified exempt issuances). These anti-dilution adjustments do not have a “floor” that would limit reductions in the exercise price and there is no “ceiling” on the number of shares of common stock that may be issuable following such anti-dilution adjustments. See Note 2 to the condensed consolidated financial statements.

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

          To the extent the holders convert, redeem and exercise, as applicable, the Series A Convertible Preferred Stock and/or the Series B Convertible Preferred Stock and related warrants and then sell the shares of our common stock they receive, our stock price may decrease due to the additional amount of shares available in the market. The subsequent sales of these shares could encourage short-sales that could place further downward pressure on our stock price. This could lead to further increases in the already large short position in our common stock (6,596,905 shares as of April 15, 2003). The holders of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock may hedge their positions in our stock by shorting our stock, which could further adversely affect the stock price. Furthermore, the perception that the holders of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock may sell our common stock “short” may cause others to sell their shares as well. An increase in the volume of sales of our common stock, whether short sales or not and whether the sales are by the holders of Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock or others, could cause the market price of our common stock to decline. The effect of these activities on our stock price could increase the number of shares required to be issued on the next applicable conversion or redemption of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

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

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

          This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (we refer to it as the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “plan,” “should,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words. Such forward-looking statements may be contained in the “Risks and Uncertainties” section above, among other places.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For the three-month period ended March 31, 2003, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2002 Annual Report to Shareholders on Form 10-K.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Description of Exhibits

3.1	Articles of Amendment to the Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on August 1, 2002. Filed as Exhibit 3.1 to Zix Corporation’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference. Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on December 4, 2001. Filed as Exhibit 3.1 to Zix Corporation’s Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Form 10-Q for the quarterly period ended September 30, 2002.

*15	Letter from independent accountants regarding unaudited interim financial information.

**99.1	Certification of John A. Ryan, Chief Executive Officer.

**99.2	Certification of Steve M. York, Chief Financial Officer.

*	Filed herewith.

**	This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed, except to the extent required by the Sarbanes-Oxley Act of 2002, by Zix Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

b.	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended March 31, 2003:

1.	On January 16, 2003 the Company filed a Form 8-K with the Securities and Exchange Commission announcing the voting results of a special meeting of shareholders held on January 15, 2003.

2.	On March 4, 2003 the Company filed a Form 8-K with the Securities and Exchange Commission regarding a potential warrant exercise and warrant replacement arrangement with the former holders of the Company’s secured convertible notes.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION (Registrant)

Date: May 9, 2003	By:	/s/ Steve M. York

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
	By:	/s/ Steve M. York

Steve M. York
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Amendment to the Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on August 1, 2002. Filed as Exhibit 3.1 to Zix Corporation’s Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference. Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on December 4, 2001. Filed as Exhibit 3.1 to Zix Corporation’s Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Form 10-Q for the quarterly period ended September 30, 2002.
*15	Letter from independent accountants regarding unaudited interim financial information.
**99.1	Certification of John A. Ryan, Chief Executive Officer.
**99.2	Certification of Steve M. York, Chief Financial Officer.

*	Filed herewith.

**	This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed, except to the extent required by the Sarbanes-Oxley Act of 2002, by Zix Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.