Form 10-Q
period 2003-06-30
ZIX CORP
filed 2003-07-25
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 0-17995

ZIX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Texas (State of Incorporation)	75-2216818 (I.R.S. Employer Identification Number)

2711 North Haskell Avenue
Suite 2300, LB 36
Dallas, Texas 75204-2960
(Address of Principal Executive Offices)

(214) 370-2000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [Y] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [Y] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2003

Common Stock, par value $.01 per share	22,745,480

INDEX

PART I-FINANCIAL INFORMATION

Page
Number

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002 and for the cumulative period from January 1, 1999 through June 30, 2003	4
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity for the six months ended June 30, 2003	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 and for the cumulative period from January 1, 1999 through June 30, 2003	6
Notes to Condensed Consolidated Financial Statements	7
Independent Accountants’ Review Report	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II-OTHER INFORMATION
Item 2. Change in Securities and Use of Proceeds	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 6. Exhibits and Reports on Form 8-K	25

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$7,697	$7,586
Marketable securities	5,254	7,246
Receivables	460	1,014
Other current assets	664	1,546

Total current assets	14,075	17,392
Property and equipment, net	3,171	3,608

	$17,246	$21,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,110	$2,701
Liabilities related to discontinued operations	240	275
Deferred revenues	3,092	826

Total current liabilities	5,442	3,802
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, $1 par value, 819,886 shares authorized; 616,667 issued and outstanding in 2003 (aggregate liquidation preference $2,540) and 765,559 issued and outstanding in 2002	2,118	2,252
Series B convertible preferred stock, $1 par value, 1,304,815 shares authorized; 1,037,748 issued and outstanding in 2003 (aggregate liquidation preference $3,926) and 1,246,715 issued and outstanding in 2002	3,271	3,401

	5,389	5,653
Stockholders’ equity:
Preferred stock, $1 par value, 7,875,299 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 175,000,000 shares authorized; 25,072,661 issued and 22,745,480 outstanding in 2003 and 22,764,798 issued and 20,437,617 outstanding in 2002	251	228
Additional capital	204,194	195,846
Unearned stock-based compensation	(213)	(565)
Treasury stock, at cost	(11,507)	(11,507)
Accumulated deficit (includes deficit accumulated during the development stage of $186,302 in 2003 and $173,416 in 2002)	(186,310)	(172,457)

Total stockholders’ equity	6,415	11,545

	$17,246	$21,000

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

					Cumulative During
	Three Months		Six Months		Development Stage
	Ended June 30		Ended June 30		(From January 1, 1999
					Through
	2003	2002	2003	2002	June 30, 2003)

Revenues	$1,014	$303	$1,653	$692	$4,135
Cost of revenues	(1,854)	(2,513)	(3,614)	(5,408)	(42,719)
Research and development expenses	(1,219)	(1,532)	(2,423)	(3,596)	(49,831)
Selling, general and administrative expenses	(4,532)	(4,645)	(9,055)	(9,978)	(102,851)
Investment and other income	30	72	71	187	9,240
Interest expense	—	—	—	—	(2,141)
Realized and unrealized gain (loss) on investments	530	—	530	—	(5,967)

Loss from continuing operations before income taxes	(6,031)	(8,315)	(12,838)	(18,103)	(190,134)
Income taxes	(24)	269	(48)	269	1,028

Loss from continuing operations	(6,055)	(8,046)	(12,886)	(17,834)	(189,106)
Discontinued operations	—	117	—	117	2,804

Net loss	$(6,055)	$(7,929)	$(12,886)	$(17,717)	$(186,302)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.31)	$(0.46)	$(0.66)	$(1.01)
Discontinued operations	—	.01	—	.01

Net loss	$(0.31)	$(0.45)	$(0.66)	$(1.00)

Weighted average shares outstanding	21,152	17,675	20,862	17,619

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

			Stockholders’ Equity
	Convertible
	Preferred Stock		Common Stock			Unearned			Total
					Additional	Stock-Based	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stock	Deficit	Equity

Balance, December 31, 2002	2,012,274	$5,653	22,764,798	$228	$195,846	$(565)	$(11,507)	$(172,457)	$11,545
Exercise of warrants for cash	—	—	386,473	4	1,571	—	—	—	1,575
Series A convertible preferred stock converted into common stock	(148,892)	(524)	148,728	1	523	—	—	—	524
Series B convertible preferred stock converted into common stock	(208,967)	(707)	205,904	2	705	—	—	—	707
Dividends on Series A and Series B convertible preferred stock	—	967	—	—	—	—	—	(967)	(967)
Common stock and related warrants issued for cash in private placement, net of issuance costs	—	—	1,566,758	16	5,592	—	—	—	5,608
Unearned stock-based compensation for service providers	—	—	—	—	(27)	27	—	—	—
Amortization of unearned stock- based compensation	—	—	—	—	—	325	—	—	325
Other	—	—	—	—	(16)	—	—	—	(16)
Net loss	—	—	—	—	—	—	—	(12,886)	(12,886)

Balance, June 30, 2003	1,654,415	$5,389	25,072,661	$251	$204,194	$(213)	$(11,507)	$(186,310)	$6,415

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

			Cumulative During
	Six Months		Development Stage
	Ended June 30		(From January 1, 1999
			Through
	2003	2002	June 30, 2003)

Cash flows from operating activities:
Loss from continuing operations	$(12,886)	$(17,834)	$(189,106)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	1,702	4,848	33,405
Stock-based compensation	325	1,670	35,296
Stock issued to Tumbleweed for patents	—	762	762
Stock issued to Yahoo! for services	—	1,635	1,935
Beneficial conversion feature resulting from the issuance of convertible notes payable	—	—	1,698
Amortization of issuance discount on convertible notes payable	—	—	368
Write-off (recovery) of investment in Maptuit Corporation	(530)	—	4,470
Loss on Lante Corporation common stock	—	—	1,593
Write-off of digital identification certificates	—	—	3,000
Other non-cash expenses	—	—	864
Changes in assets and liabilities, excluding divestiture of businesses:
Other assets	1,436	283	(777)
Current liabilities	1,540	(600)	4,092

Net cash used by continuing operations	(8,413)	(9,236)	(102,400)
Net cash provided (used) by discontinued operations	(35)	86	(1,412)

Net cash used by operating activities	(8,448)	(9,150)	(103,812)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,146)	(116)	(33,955)
Purchases of marketable securities	(4,982)	(11,932)	(204,918)
Sales and maturities of marketable securities	6,974	13,908	226,872
Recovery from (investment in) Maptuit Corporation	530	—	(4,470)
Purchase of Anacom Communications	—	—	(2,500)
Proceeds from sales of businesses, net of cash sold	—	—	5,885

Net cash provided (used) by investing activities	1,376	1,860	(13,086)
Cash flows from financing activities:
Proceeds from private placement of common stock and related warrants, net of issuance costs	5,608	—	49,392
Proceeds from exercise of stock options or warrants, net of issuance costs	1,575	—	5,660
Proceeds from private placement of convertible notes payable and related warrants, net of issuance costs	—	—	7,509
Proceeds from private placement of convertible preferred stock and related warrants, net of issuance costs	—	—	7,781

Net cash provided by financing activities	7,183	—	70,342
Effect of exchange rate changes on cash and cash equivalents	—	—	(39)

Increase (decrease) in cash and cash equivalents	111	(7,290)	(46,595)
Cash and cash equivalents, beginning of period	7,586	8,857	54,292

Cash and cash equivalents, end of period	$7,697	$1,567	$7,697

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

     General

          The accompanying financial statements of Zix Corporation, which should be read in conjunction with the audited consolidated financial statements included in the Company’s 2002 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2002 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

          During 1998, the Company sold all of its operating businesses and, accordingly, the assets and liabilities, operating results and cash flows of these businesses have been classified as discontinued operations in the accompanying financial statements.

          Since 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail™ is a secure desktop email application that enables Internet users to send and receive encrypted messages to anyone quickly and easily. The Company did not begin to charge for the use of ZixMail until the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM® (Virtual Private Messenger) is a server-based encryption solution that provides instant security, control and flexibility for inbound and outbound corporate email. ZixAuditor®, a unique assessment service, allows organizations to identify, quantify and report email vulnerabilities and monitor ongoing communications. ZixPort™ provides existing company portals with private and secure communications capabilities while minimizing the impact to existing IT, Web or security infrastructure. In 2003, the Company introduced ZixWorks™, a suite of fully managed hosted services that enables users to send email securely and that protects organizations from viruses, spam, inappropriate content and electronic attack. A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2002 and the first half of 2003, the Company had no significant revenues and utilization of cash resources continued at a substantial level. At June 30, 2003, the Company’s cash and marketable securities totaled $12,951,000. The Company anticipates further operating losses in 2003, but expects the losses will be less than those incurred in 2002. Non-cash charges in 2003 for stock-based compensation and depreciation and amortization have been substantially less than the corresponding amounts in 2002. The Company’s future cash requirements depend primarily on the market acceptance of its products and services and the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of products and services and resources devoted to sales and marketing, including discretionary advertising initiatives. The Company expects the market for its products and services to expand as the business community sees the importance of privacy and security for their email communications. However, at least as long as the Company has no significant revenues, the Company will need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both.

     Stock Compensation

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

	Three Months ended June 30		Six Months ended June 30

	2003	2002	2003	2002

Net loss, as reported	$(6,055,000)	$(7,929,000)	$(12,886,000)	$(17,717,000)
Add stock compensation expense recorded under the intrinsic value method	—	143,000	—	1,254,000
Deduct pro forma stock compensation expense computed under the fair value method	(1,091,000)	(2,131,000)	(2,335,000)	(1,407,000)

Pro forma net loss	$(7,146,000)	$(9,917,000)	$(15,221,000)	$(17,870,000)

Basic and diluted loss per common share:
As reported	$(0.31)	$(0.45)	$(0.66)	$(1.00)

Pro forma	$(0.36)	$(0.56)	$(0.78)	$(1.01)

     Loss per common share

          The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, because a loss from continuing operations was reported for each period presented. In calculating the basic and diluted loss per common share for the three-month and six-month periods ending June 30, 2003, the Company’s loss from continuing operations and net loss have been increased by $473,000 and $967,000, respectively, representing the preferred stock dividends associated with the Series A and B convertible preferred stocks.

2.   Convertible Preferred Stock and Stockholders’ Equity

     Private Placement of Common Stock and Warrants

          In June 2003, the Company completed private placements whereby the Company received an aggregate of $5,750,000 in cash in exchange for 1,566,758 shares of common stock and warrants to purchase 231,855 shares of common stock. The shares of common stock were sold at a price of $3.67 per share and the warrants have an exercise price of $4.96 per share. The warrants are currently exercisable and expire in June 2007. The Company has filed to register resales of these securities with the Securities and Exchange Commission.

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

          In March 2003, the Company and the former Note holders entered into an agreement providing for the exercise of the Note holder’s existing warrants, subject to certain conditions, and the Company’s issuance of replacement warrants to such Note holders. The Note holders were obligated, subject to certain conditions, to exercise all or any portion of their warrants to purchase 386,473 shares of the Company’s common stock at a price per share of $4.14 on each business day following a trading day on which the weighted average market price of the Company’s common stock was at least $4.50 per share. The extent to which a Note holder had to exercise warrants on such trading day was based on the daily trading volume in the common stock. The Note holders were also permitted to exercise all or any portion of their warrants at any time, or from time-to-time, regardless of the market price or trading volume of the common stock. The intention of the parties was that the replacement warrants would have substantially the same economic value to the Note holders as the existing warrants that had been exercised, based on the application of a Black-Scholes formula. The number of shares of common stock covered by the replacement warrants was calculated based on the Black-Scholes formula applied at the time of each exercise of existing warrants; however, the replacement warrants had an exercise price of $5.00 per share of common stock, subject to adjustment for certain events. During March 2003 warrants to purchase 80,574 shares of the Company’s common stock for $334,000 were exercised and during April 2003 warrants to purchase the remaining 305,899 shares of the Company’s common stock for $1,266,000 were exercised, requiring the Company to issue replacement warrants to purchase 455,017 shares of the Company’s common stock at a price per share of $5.00. Separately, as a result of the Company’s private placement in June 2003, and certain anti-dilution provisions of the replacement warrants, the price per common share pursuant to these replacement warrants was reduced from $5.00 to $3.61 and the number of common shares available for purchase was increased from 455,017 to 630,217.

          Issuance and Partial Conversion of Series A Convertible Preferred Stock

          The Company received total proceeds of $3,250,000 in exchange for shares of a newly created Series A Convertible Preferred Stock (“Series A”) and warrants to purchase 288,244 shares of the Company’s common stock. The warrants to purchase shares of the Company’s common stock issued to the Series A investors have a current exercise price per share of $4.47, became exercisable in March 2003 and expire in September 2006. Series A investors were comprised of Antonio R. Sanchez, Jr., a former director and 11.5% beneficial owner of the Company’s common stock, and related entities; John A. Ryan, the Company’s chairman, president and chief executive officer; and David P. Cook, founder of the Company, who invested $2,000,000, $750,000 and $500,000, respectively. The Series A accrues cumulative dividends at the rate of 6.5% per annum and, subject to the terms of a voting agreement between the Company and Series A investors, votes on an as-converted basis. Series A investors have the right, at any time, to convert their preferred shares and accrued dividends into shares of the Company’s common stock at a current conversion price of $4.10 per share of common stock and the Company, under certain circumstances, has the right to require such conversion if the Company’s common stock trades above $6.18 for specified periods. The Series A was initially convertible into 780,085 shares of the Company’s common stock. Subsequently, in September 2002, $213,000 of Series A was converted into 51,690 shares of the Company’s common stock and in January 2003, $281,000 of Series A was converted into 68,323 shares of the Company’s common stock.

          Unless previously converted, beginning May 2003, and every two months thereafter until September 2004, a pro rata amount of the Series A and related accrued dividends will be automatically converted into shares of the Company’s common stock at a conversion price of $3.92 per share of common stock unless the then-current market price of the Company’s common stock is less than $3.92, at which time the Series A investors may elect to defer such conversion to the next bi-monthly redemption date. In May 2003, $315,000 of Series A and related accrued dividends was redeemed by the Company by issuing 80,405 shares of the Company’s common stock. In September 2004, at maturity, the Company will redeem any outstanding Series A by issuing the Company’s common stock utilizing its then current market value or by paying cash, at the sole discretion of the Company.

          Upon their issuance, the fair value of the warrants issued to the Series A investors, aggregating $960,000 using the Black-Scholes option pricing model, was recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series A. At June 30, 2003, the carrying value of the $2,417,000 in outstanding Series A was $2,118,000. The unamortized issuance discount of $299,000 at June 30, 2003 represents the sum of the $960,000 in warrant value and the issuance costs allocated to the Series A preferred stock totaling $71,000, reduced by cumulative Series A dividends of $605,000 and $127,000 for the unamortized issuance discount associated with the Series A previously converted. The carrying value of the Series A is being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series A is converted into shares of the Company’s common stock, the carrying value of the converted preferred stock is eliminated and a corresponding increase is recorded to common stock and additional capital. The convertible securities and related warrants contain various provisions regarding anti-dilution adjustments, early redemption events possibly requiring cash, liquidation preferences, restrictions on the issuance of certain indebtedness and the payment of cash dividends.

          Issuance and Partial Conversion of Series B Convertible Preferred Stock

          The Company received total proceeds of $4,750,000 in exchange for shares of a newly created Series B Convertible Preferred Stock (“Series B”) and warrants to purchase 421,284 shares of the Company’s common stock. The warrants to purchase shares of the Company’s common stock issued to the Series B investors have a current exercise price per share of $4.47, became exercisable in March 2003 and expire in September 2006. Series B investors included George W. Haywood, a private investor and 23.3% beneficial owner of the Company’s common stock, who invested $3,450,000. The Series B is non-voting and accrues cumulative dividends at the rate of 6.5% per annum. Series B investors have the right at any time to convert their preferred shares and accrued dividends into shares of the Company’s common stock at a conversion price of $3.78 per share of common stock and the Company, under certain circumstances, has the right to require such conversion if the Company’s common stock trades above $5.67 for specified periods. The Series B was initially convertible into 1,242,680 shares of the Company’s common stock. Subsequently, in December 2002, $212,000 of Series B and related accrued dividends was converted into 56,210 shares of the Company’s common stock and in January 2003, $291,000 of Series B and related accrued dividends was converted into 77,040 shares of the Company’s common stock.

          Unless previously converted, beginning May 2003, and every two months thereafter until September 2004, a pro-rata amount of the Series B will be automatically converted into shares of the Company’s common stock at a conversion price that is equal to the lesser of the Series B conversion price then in effect, or 90% of the fair market value of the common stock at the time of conversion. In May 2003, $487,000 of Series B and related accrued dividends was redeemed by the Company by issuing 128,864 shares of the Company’s common stock.

          Upon their issuance, the fair value of the warrants issued to the Series B investors, aggregating $1,403,000 using the Black-Scholes option pricing model, was recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series B. At June 30, 2003, the carrying value of the $3,736,000 in outstanding Series B was $3,271,000. The unamortized issuance discount of $465,000 at June 30, 2003 represents the sum of the $1,403,000 in warrant value and the issuance costs allocated to the Series B totaling $81,000, reduced by cumulative Series B dividends of $920,000 and $99,000 for the unamortized issuance discount associated with the Series B previously converted. The carrying value of the Series B is being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of

36.4%. When the Series B is converted into shares of the Company’s common stock, the carrying value of the converted preferred stock is eliminated and a corresponding increase is recorded to common stock and additional capital. The convertible securities and related warrants contain various provisions regarding anti-dilution adjustments, early redemption events possibly requiring cash, liquidation preferences, restrictions on the issuance of certain indebtedness and the payment of cash dividends.

3.   Revenues and Significant Customer

          Revenues are recorded when services are rendered. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. Presently, the Company’s subscription service includes the delivery of licensed software, customer support and secure email solutions. The customer generally is provided an appliance with pre-installed software or contractually subscribes to data center resident service capability and capacity. Subscriptions to date have generally been annual non-refundable contracts with no automatic renewal provisions. The subscription period begins on the date specified by the parties.

          Revenues for the first half of 2003 and 2002 included $234,000 per quarter (28% and 68% of total revenues for the respective six-month periods) resulting from the pro-rata recognition of certain minimum payments associated with the Company’s Marketing and Distribution Agreement with Entrust Inc. (“Entrust”). Pursuant to the agreement, although there have been no product revenues associated with the 2001 integration of the ZixMail service option into the Entrust/Express® product, Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003 and was scheduled to make additional payments of $1,250,000 in January 2004 and $1,500,000 in January 2005. These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four year maximum service period ending in December 2005. Subsequent to June 30, 2003, the parties terminated this agreement. See Note 6.

4.   Investment in Maptuit

          In 2001, the Company recorded an impairment write-off for all of its $5,000,000 related party investment in Maptuit Corporation (“Maptuit”). In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit. In June 2003, the Company exchanged the $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash and, on January 15, 2004, the Company can require Maptuit to purchase the remaining one million shares of Maptuit’s common stock for $70,000 in cash. Any additional recovery of the Company’s investment in Maptuit will be recorded in the Company’s consolidated financial statements at the time cash is received.

5.   Recent Accounting Pronouncement

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. One of the instruments that SFAS 150 requires an issuer to classify as a liability is a financial instrument issued in the form of shares, that is mandatorily redeemable, or that embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.

          The Company will adopt SFAS 150 on July 1, 2003 and has determined SFAS 150 will have no effect on its results of operations or its financial position because investors in the Company’s Series A and Series B Convertible Preferred Stocks have the right at any time to convert their preferred shares and accrued dividends into shares of the Company’s common stock at specified conversion prices. Because of the investor’s right of conversion, the Company does not have an unconditional obligation to redeem the Series A or the Series B

Convertible Preferred Stocks. Therefore, these financial instruments will continue to be classified in the Company’s condensed consolidated balance sheets as quasi or mezzanine equity.

6.   Subsequent Events

          In July 2003, the Company and Entrust mutually agreed to terminate their November 2000 Marketing and Distribution Agreement (the “Marketing Agreement”), since the Marketing Agreement as structured no longer served their respective business interests. In connection with the termination of the Marketing Agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled. As a result of the termination of this contract, revenues for the third quarter of 2003 will include approximately $296,000, which represents the final revenues to be recognized under this contract.

          In June 2001, the Company entered into an agreement with AOS Technologies, Inc. (“AOS”), formerly AlphaOmega Soft Co., Ltd., amended in 2002, whereby AOS became the exclusive distributor in Japan for certain of the Company’s services, including ZixMail and ZixVPM, through 2004. Pursuant to the distribution agreement, the Company has received minimum payments totaling $300,000, $288,000 of which are included in deferred revenues on the Company’s condensed consolidated balance sheet at June 30, 2003. In July 2003, after assessing the additional product and service requirements necessary to compete successfully in Japan and AOS’s failure to pay scheduled installment payments when due, the Company terminated the exclusive distributorship agreement. As a result of the termination of this contract, revenues for the third quarter of 2003 will include $288,000, which represents the final revenues to be recognized under this contract and AOS’s scheduled future minimum payments totaling $900,000 were cancelled.

          In July 2003, the Company acquired substantially all of the assets of Ohio-based PocketScript, LLC (“PocketScript”), a leading provider of electronic prescription solutions for the healthcare industry. This acquisition will enable the Company to expand its services into the e-prescription marketplace, which is expected to grow dramatically as more physicians are leveraging technology in delivering care, coupled with the fact that the number of prescriptions written annually in the Unites States continues to increase. Total consideration for the acquired assets of PocketScript was approximately $1,500,000, including 362,903 shares of the Company’s common stock valued at $1,350,000.

Independent Accountants’ Review Report

Board of Directors
Zix Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Zix Corporation as of June 30, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the six-month period ended June 30, 2003. These financial statements are the responsibility of the Company’s management.

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
July 18, 2003

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

          The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. In the first quarter of 2001, the Company began charging for the use of ZixMail, its initial product in the secure e-messaging space, and began focusing its sales and marketing efforts exclusively toward the business market. In 2002, the Company significantly expanded its portfolio of commercial products and services, and rebuilt its sales and marketing work force under new executive leadership. The Company has targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act, a 1996 law that requires Protected Health Information to be safeguarded over open networks, are driving demand. The privacy regulations for this law took effect in April 2003. Our strategy has included an active marketing campaign of direct mail, print and on-line advertising, and educational Webinars. The Company has also been the organizer of the HealthyEmail™, an organization created to promote the safe use of and provide guidelines for the utilization of email in healthcare. As part of this program, the Company has made available up to two million ZixMail licenses for doctors and two of their staff members throughout the United States, at no cost for a two-year period.

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

          A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2002 and the first half of 2003, the Company had no significant revenues and utilization of cash resources continued at a substantial level. The Company anticipates further operating losses in 2003, but expects the losses will be less than those incurred in 2002. Non-cash charges in 2003 for stock-based compensation and depreciation and amortization have been substantially less than the corresponding amounts in 2002.

Results of Operations

     Continuing Operations

       Revenues

          Revenues increased from $303,000 and $692,000 for the three months and six months ended June 30, 2002, to $1,014,000 and $1,653,000 for the corresponding periods in 2003. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. The increase in revenues from 2002 to 2003 was primarily due to increased amortization of subscription fees generated from new U.S. corporate customers in the healthcare sector. The Company’s end-user order backlog as of June 30, 2003 has grown to approximately $5,400,000, up from approximately $3,700,000 as of March 31, 2003, which includes deferred revenues on the Company’s consolidated balance sheet. Approximately 40% of this backlog is expected to be recognized as revenue over the remaining two quarters of 2003.

          Revenues in the 2002 and 2003 periods include quarterly revenues of $234,000 resulting from the pro-rata recognition of certain minimum payments associated with the Company’s Marketing and Distribution Agreement (the “Marketing Agreement”) with Entrust Inc. (“Entrust”). Pursuant to the agreement, although there have been no product revenues associated with the 2001 integration of the ZixMail service option into the Entrust/Express® product, Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003 and was scheduled to make additional payments of $1,250,000 in January 2004 and $1,500,000 in January 2005. These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four-year maximum service period ending in December 2005. Subsequently, in July 2003, the Company and Entrust mutually agreed to terminate their Marketing Agreement since the Marketing Agreement as structured no longer served their respective business interests. In connection with the termination of the Marketing Agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000 were cancelled. As a result of the termination of this contract, revenues for the third quarter of 2003 will include approximately $296,000, which represents the final revenues to be recognized under this contract. Additionally, in July 2003, after assessing the additional product and service agreements necessary to compete successfully in Japan and the failure of AOS Technologies, Inc. (“AOS”), formerly AlphaOmega Soft Co., Ltd., to pay scheduled installment payments when due, the Company terminated the exclusive distributorship agreement. As a result of the termination of this contract, revenues for the third quarter of 2003 will include previous guaranteed minimum payments received under this contract of $288,000, which represents the final revenues to be recognized under this contract and AOS’s scheduled future minimum payments totaling $900,000 were cancelled. Separately, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. (“911”), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment previously received from 911 is included in first quarter 2002 revenues.

       Cost of revenues

          Cost of revenues decreased from $2,513,000 and $5,408,000 for the three months and six months ended June 30, 2002 to $1,854,000 and $3,614,000 for the corresponding periods in 2003. The net decreases are due primarily to a reduction in depreciation and amortization of property and equipment of $1,363,000 for the three month periods and $2,706,000 for the six months periods resulting from certain data center equipment becoming fully depreciated. These decreases were partially offset by personnel additions totaling $475,000 and $834,000 for the three month and six month periods, respectively and the utilization of outside consultants in the areas of customer support and client services, including professional fees associated with the Company obtaining the AICPA SysTrust™ certification.

       Research and development expenses

          Research and development expenses decreased from $1,532,000 and $3,596,000 for the three months and six months ended June 30, 2002 to $1,219,000 and $2,423,000 for the corresponding periods in 2003. The respective net decreases of $313,000 and $1,173,000 are primarily due to a reduction in non-cash charges for depreciation and amortization of property and equipment resulting from certain computer equipment becoming fully depreciated and a one-time charge in the first quarter of 2002 of $762,000 for the cost to license certain patents held by Tumbleweed Communications Corp.

       Selling, general and administrative expenses

          Selling, general and administrative expenses decreased from $4,645,000 and $9,978,000 for the three months and six months ended June 30, 2002 to $4,532,000 and $9,055,000 for the corresponding periods in 2003. Expenses, excluding non-cash charges, increased by $929,000 from $3,376,000 to $4,305,000 for the three month periods, and by $1,971,000 from $6,582,000 to $8,553,000 for the six month periods. For the three month periods, personnel costs increased $584,000 largely due to headcount increases in the sales organization initiated in late 2002 as the Company began expanding its marketing reach into the healthcare community, related increased travel costs of $140,000 for sales personnel and increased discretionary advertising expenditures totaling $168,000. For the six month periods, personnel costs increased $1,067,000 due to the same headcount increases in the sales organization initiated in late 2002, related increased travel costs of $320,000 and increased discretionary advertising expenditures of $454,000, which includes expenditures associated with the Company’s HealthyEmail, Inc. initiative. Non-cash charges for the three month periods decreased by $1,042,000 from $1,269,000 in 2002 to $227,000 in 2003 primarily due to stock-based compensation related to stock option grants to employees declining by $220,000 and $850,000 of non-recurring costs recorded in the second quarter of 2002 related to the Yahoo! Inc. advertising arrangement, which was cancelled in April 2002. Non-cash charges for the six month periods decreased by $2,894,000 from $3,396,000 in 2002 to $502,000 in 2003 primarily due to stock-based compensation related to stock option grants to employees declining by $1,353,000 and $1,600,000 of non-recurring costs recorded in the first six months of 2002 related to the Yahoo! Inc. advertising arrangement.

       Investment and other income

          Investment income decreased from $72,000 and $187,000 for the three months and six months ended June 30, 2002 to $30,000 and $71,000 for the corresponding periods in 2003 primarily due to a decrease in invested cash and marketable securities and lower interest rates.

     Realized and unrealized gain (loss) on investments

          The realized gain on investment in the second quarter of 2003 represents a $530,000 cash payment received from Maptuit Corporation (“Maptuit”). In 2001, the Company recorded an impairment write-off for all of its $5,000,000 related party investment in Maptuit. In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit. In June 2003, the Company exchanged the $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash and, on January 15, 2004, the Company can require Maptuit to purchase the remaining one million shares of Maptuit’s common stock for $70,000 in cash. Any additional recovery of the Company’s investment in Maptuit will be recorded in the Company’s consolidated financial statements at the time cash is received.

     Income taxes

          The Company’s income tax expense for the three months and six months ended June 30, 2003 was $24,000 and $48,000, respectively. These provisions represent non-U.S. taxes payable as a result of the operations of the Company’s newly established Canadian subsidiary. A current tax benefit of $269,000 was recorded in the second quarter of 2002 due to legislative changes extending the net operating loss carryback period from two years to five years. Income taxes on the loss from continuing operations in 2002 and 2003 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company has fully reserved its net deferred tax assets in 2002 and 2003 due to the uncertainty of future taxable income. There may be limitations on the Company’s ability to fully utilize its substantial net operating loss carryforwards against any future taxable income, including potential limitations due to ownership changes as defined in Section 382 of the Internal Revenue Code.

       Loss from continuing operations

          As a result of the foregoing, the Company experienced losses from continuing operations of $8,046,000 and $17,834,000 for the three months and six months ended June 30, 2002, respectively, as compared to losses of $6,055,000 and $12,886,000 for the corresponding periods of 2003.

       Discontinued Operations

          The Company recorded a gain of $117,000 in the second quarter of 2002 due to a reduction in estimated future costs for various indemnification issues associated with the disposal of its remaining operating businesses in 1998.

Liquidity and Capital Resources

          At June 30, 2003, the Company’s principal source of liquidity was its net working capital position of $8,633,000, including cash and marketable securities of $12,951,000. The Company plans to continue to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities, U.S. government and agency securities or money market funds. The Company’s loss from continuing operations in the first half of 2003 included significant non-cash expenses, aggregating $2,027,000, consisting of depreciation and amortization and stock-based compensation. Net cash used by continuing operations for the first half of 2003 was $8,413,000 as compared to $9,236,000 for the first half of 2002, primarily representing continued development and operating costs relating to establishing the Company’s Internet-related business.

          The Company currently has no significant revenues and utilization of cash resources continues at a substantial level. The Company anticipates further losses in 2003, therefore its near-term liquidity will be negatively impacted as the Company continues its development stage activities. In the third quarter of 2003, the Company plans to implement a program whereby non-executive employees will be paid certain incentive compensation, such as sales commissions, with the Company’s common stock rather than in cash. During 2002, 2001 and 2000 purchases of property and equipment totaled $845,000, $1,174,000 and $7,625,000, respectively. The recent trend for a reduced level of additions to property and equipment has reversed in 2003 as expected, evidenced by purchases of property and equipment totaling $1,146,000 in the first half of 2003, as the Company upgrades certain computer hardware in its data center and acquires computer equipment to satisfy customer orders for the Company’s products and services, primarily ZixVPM and ZixWorks. Pursuant to the termination of the reseller and distributor agreements with Entrust and AOS, the Company received $700,000 in July 2003 and aggregate future minimum payments of $3,650,000 have been cancelled.

          In June 2003, the Company completed private placements whereby the Company received an aggregate of $5,750,000 in cash in exchange for 1,566,758 shares of common stock and currently exercisable warrants to purchase 231,855 shares of common stock. The shares of common stock were sold at a price of $3.67 per share and the warrants have an exercise price of $4.96 per share. Separately, in June 2003, the Company exchanged the $900,000 subordinated promissory note due in 2006 and one million shares of common stock of Maptuit for $530,000 in cash, and on January 15, 2004, the Company can require Maptuit to purchase the remaining one million shares of Maptuit’s common stock for $70,000 in cash.

          In September 2002, the Company completed private placements for $16,000,000 through the issuance of $8,000,000 of Convertible Notes and associated warrants, $3,250,000 of Series A Convertible Preferred Stock and associated warrants and $4,750,000 of Series B Convertible Preferred Stock and associated warrants. In the fourth quarter of 2002, all of the Convertible Notes were converted into 2,141,811 shares of our common stock. During the fourth quarter of 2002 and the first quarter of 2003, $991,000 in Series A and Series B Convertible Preferred Stock and related accrued dividends were converted into 253,263 shares of the Company’s common stock and during the second quarter of 2003, pursuant to the redemption provisions of the convertible preferred stock, $802,000 in Series A and Series B Convertible Preferred Stock and related accrued dividends were redeemed by the Company by issuing 209,269 shares of the Company’s common stock. Additionally, pursuant to a March 2003 warrant exercise and replacement agreement with the former Convertible Note holders, the Company received proceeds of $1,600,000 in March and April 2003 resulting from the exercise of the former Convertible Note holders’ 386,473 warrant shares at $4.14 per common share. Pursuant to the agreement, the Company issued replacement warrants covering 455,017 common shares at an exercise price of $5.00 per share; however, certain anti-dilutive provisions of the replacement warrants coupled with the Company’s private placement in June 2003 has reduced the exercise price per share to $3.61 and increased the applicable number of the Company’s common shares to 630,217. At June 30, 2003, the remaining securities were convertible and exercisable, in the aggregate, into approximately 2,939,000 shares of the Company’s common stock. Upon the occurrence of certain events, the Company is either permitted or required to redeem outstanding shares of Convertible Preferred Stock for cash rather than issue additional shares of its common stock. Separately, at June 30, 2003, there are additional currently exercisable warrants and stock options to acquire approximately 7,274,000 shares of the Company’s common stock, which if exercised would result in a significant level of new funding for the Company.

          The Company’s future cash requirements depend primarily on the market acceptance of our products and services and the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of our products and services and resources devoted to sales and marketing including discretionary advertising initiatives. The Company expects the market for its products and services to expand as the business community sees the importance of privacy and security for their email communications. Based upon the level of new business expected the rest of the year and the Company’s increased level of cash and marketable securities resulting from the Company’s June 2003 private placement, the Company believes it has adequate cash resources in 2003 to expand its business. However, at least as long as the Company has no significant revenues, the Company will need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both.

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

          Since 1999, we have been developing and marketing products and services that bring privacy, security and convenience to Internet users. Successful development of a development stage enterprise is costly and highly competitive. A development stage enterprise involves risks and uncertainties, and there are no assurances that we will be successful in our efforts. We currently have no significant revenues and utilization of cash resources continues at a substantial level. ZixCorp anticipates further losses in 2003.

     The market may not broadly accept our products and services, which would prevent us from operating profitably.

          We must be able to achieve broad market acceptance for our products and services in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure e-messaging management and protection businesses similar to ours that currently operate at the scale that we would require, at our current expenditure levels and proposed pricing, to become profitable. There is no assurance that our products and services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate profitably.

     Competition in the secure e-messaging business is expected to increase, which could cause our business to fail.

          Our solutions are targeted to the secure e-messaging management and protection services market. Although there are many large, well-funded participants in the information technology security industry, few currently participate in the secure e-messaging management and protection services market. Our primary competitors in this market are Authentica, BrightMail, ClearSwift, Critical Path, FrontBridge, MessageLabs, PostX, Sigaba Corporation, and Tumbleweed Communications Corp. We believe that the secure e-messaging management and protection services market is immature, and, for the most part, unpenetrated, unlike many segments of the information technology security industry — which are saturated. After several years of infrastructure development and product development, we believe that we are the only provider that has made the investments necessary to successfully penetrate the relatively untapped secure e-messaging management and protection services market. We do not believe that our primary competitors have made the infrastructure and development investments required to match our service offerings. Nevertheless, others may, over time, make the necessary investments in infrastructure and service offerings. These competitors may develop new technologies that are perceived as being more secure, effective or cost efficient than our own. If we are not successful in exploiting the technology advantage we believe we currently hold, these competitors could successfully garner a significant share of the market, to the exclusion of our company. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.

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

          Messages sent through our ZixPort™ and ZixMessage Center™ messaging portals will reside, for a user-specified period of time, in our secure data center network. Any physical or electronic break-ins or other security breaches or compromises of this information could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

          We determined in June 2001 that credit card databases at our independently operated subsidiary, Anacom Communications, Inc. (“Anacom”), had been improperly accessed. As a result of this improper access, we shut down the Anacom operations and Anacom ceased doing business. The ZixMail™, ZixPort, and ZixMessage Center systems and our secure data center operations were entirely separate from the systems operated by Anacom. No ZixCorp technologies or operations were involved in the incident, nor are the Anacom technologies involved being used in our Zix family of secure e-messaging products and services. Accordingly, this breach has not had, and will not have, any effect on the development and deployment of our secure e-messaging products and related services. No claims have been asserted against us with respect to this incident. We are unable to assess the amount of liability, if any, to Anacom or us, which may result from any claims that may be asserted.

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

     We depend on key personnel.

          We depend on the performance of our senior management team — including our chairman, president and chief executive officer, John A. Ryan, and his direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain and motivate these individuals. There are no binding agreements with any of our employees which prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

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

          Our directors and executive officers beneficially own shares of our securities that represent approximately 22.0% of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a former director and father of a current director (Antonio R. Sanchez III), and current beneficial owner of approximately 11.5% of our outstanding common stock, and John A. Ryan, our chairman, president and chief executive officer. Also, Mr. Sanchez and Mr. Ryan collectively beneficially own approximately 81.8% of the Series A Convertible Preferred Stock. The consent of the holders of the Series A Convertible Preferred Stock, voting separately as a class, is required before we may enter into mergers or other business combination transactions. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors and, as noted above, the approval of mergers or other business combination transactions. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

     A private investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

          George W. Haywood, a private investor, beneficially owns approximately 23.3% of our outstanding common stock. Furthermore, Mr. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 81.2% of our Series B Convertible Preferred Stock. The consent of the holders of the Series B Convertible Preferred Stock, voting separately as a class, is required before we may enter into mergers or other business combination transactions. Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors and, as noted above, the approval of mergers or other business combination transactions. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders.

     Our recent private placements of equity securities could further dilute the interests of our shareholders.

          In September 2002, we completed a capital funding for $16,000,000 through the issuance of $8,000,000 of convertible notes and associated warrants, $3,250,000 of Series A Convertible Preferred Stock and associated warrants and $4,750,000 of Series B Convertible Preferred Stock and associated warrants. The convertible notes were converted into 2,141,811 shares of our common stock and $1,800,000 in convertible preferred stock and related dividends has been converted into 462,532 shares of our common stock. At June 30, 2003, the remaining convertible preferred stock and the related warrants and the warrants currently held by the former holders of the convertible notes was convertible and exercisable, in the aggregate, into approximately 2,939,000 shares of our common stock.

          One-ninth of the shares of our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock are to be redeemed at two-month intervals, beginning May 2003. The periodic redemption amounts payable to the holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are paid in shares of our common stock.

          Unless earlier converted or redeemed, the value of the common stock used to determine the number of shares of common stock to be issued upon redemption of shares of Series A Convertible Preferred Stock at the final redemption date (that is, September 2004) will be the lesser of $3.92 per share and the market value of the common stock at the time of redemption, based on a closing bid price average formula. If the market price of the common stock declines, the number of shares of common stock issuable to the holders of Series A Convertible Preferred Stock upon such final redemption will increase, perhaps substantially. There is no “floor” on the market value calculation and, therefore, there is no “ceiling” on the number of shares of common stock that may be issuable by us upon the final Series A Convertible Preferred Stock redemption. A substantial decline in the market price of the common stock would result in significant dilution to the existing holders of common stock if the Series A Convertible Preferred Stock shares are redeemed at a substantially lower price or cause us to redeem the Series A Convertible Preferred Stock for cash.

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

          The Series A and Series B Convertible Preferred Stocks are convertible by the holders into shares of common stock at any time. The Series A Conversion Price is currently $4.10 per share and the Series B conversion price is currently $3.78 per share. The conversion prices could be lowered, perhaps substantially, in a variety of circumstances. In the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the conversion prices then in effect (other than certain specified exempt issuances), the conversion prices and the number of shares issuable upon conversion of the Series A and Series B Convertible Preferred Stocks are subject to weighted average anti-dilution adjustment. These anti-dilution adjustments do not have a “floor” that would limit reductions in the conversion price of such shares. Correspondingly, there is no “ceiling” on the number of shares of common stock that may be issuable following such anti-dilution adjustments.

          We issued four-year warrants (first exercisable in March 2003) to the purchasers of Series A and Series B Convertible Preferred Stocks entitling the warrant holders to purchase an aggregate of 709,528 shares of common stock at a current exercise price of $4.47 per share. The exercise price of these warrants is subject to weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the exercise price then in effect (other than certain specified exempt issuances). The “floor” on such anti-dilution adjustments is set at $3.92 per share.

          In April 2003, we issued warrants covering 455,017 shares of our stock to the purchasers of the convertible notes in connection with them exercising the warrants issued to them in September 2002, pursuant to which we received $1,600,000. The number of shares of common stock for which these warrants are exercisable and the exercise price of these warrants are subject to full anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of common stock at a price per share that is less than the exercise price then in effect (other than certain specified exempt issuances). These anti-dilution adjustments do not have a “floor” that would limit reductions in the exercise price and there is no “ceiling” on the number of shares of common stock that may be issuable following such anti-dilution adjustments. A June 2003 private placement of common stock and warrants (see Note 2 to the condensed consolidated financial statements) resulted in a decrease in the price per common share pursuant to these warrants, from $5.00 to $3.61 per share, and an increase in the number of common shares issuable upon exercise of the warrants from 455,017 to 630,217 shares.

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

          Our stock price may decrease as a result of the additional number of shares that will become available in the market due to the issuances of our common stock in connection with the capital funding transactions we recently completed. Such stock price decrease could encourage short-sales that could place further downward pressure on our stock price. This could lead to further increases in the already large short position in our common stock (6,247,656 shares as of June 13, 2003). An increase in the volume of sales of our common stock, whether short sales or not, could cause the market price of our common stock to decline. The effect of these activities on our stock price could increase the number of shares required to be issued on the next applicable redemption of the

Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

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

          There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the Securities and Exchange Commission (we refer to it as the “SEC”). We are, of course, also subject to general economic risks.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For the six-month period ended June 30, 2003, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2002 Annual Report to Shareholders on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

          An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

          On June 24, 2003, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company issued and sold 1,566,758 shares (the “Shares”) of its common stock, par value $0.01 per share (“Common Stock”), at a purchase price of $3.67 per share. In connection with such financing, the Company also issued warrants (the “Warrants”; and together with the Shares, the “Securities”) to the investors to purchase 231,855 shares of Common Stock with an exercise price of $4.96 per share.

          The gross proceeds received from this financing were $5,750,000. Net proceeds of the financing are expected to be used for working capital purposes.

          The Securities were issued without registration under the Securities Act of 1933, as amended (the “Act”), in a private placement effected in reliance on the exemptions from such registration afforded by Rule 506 of Regulation D promulgated under the Act and Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual meeting of shareholders on May 6, 2003. At this meeting, the shareholders elected as directors of the Company, Michael E. Keane, James S. Marston, John A. Ryan, Antonio R. Sanchez III and Dr. Ben G. Streetman. The tabulation of votes with respect to the election of directors is as follows:

Nominee	Shares For	Shares Withheld

Michael E. Keane	20,094,357	142,966
James S. Marston	20,094,082	143,241
John A. Ryan	19,961,883	275,440
Antonio R. Sanchez III	19,886,594	350,729
Dr. Ben G. Streetman	20,093,835	143,488

          The shareholders voted to increase the number of shares of common stock available for grant under the 2001 Stock Option Plan from 1,500,000 to 2,525,000 shares. The tabulation of votes with respect to the change in the number of shares available for grant is as follows:

For	18,792,890
Against	1,346,393
Abstain	98,040

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Description of Exhibits

4.1	Securities Purchase Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (including schedules but excluding exhibits). (1)

4.2	Form of Warrant, dated June 24, 2003, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. (1)

4.3	Registration Rights Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein. (1)

15.1	Letter from independent accountants regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of John A. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steve M. York, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003.

b.	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended June 30, 2003:

1.	The Company filed a report on Form 8-K on April 25, 2003 reporting its financial results for the quarter ended March 31, 2003.

2.	The Company filed a report on Form 8-K on June 26, 2003 reporting a private placement.

The Company recently filed reports on Form 8-K on July 7, 2003 reporting the termination of a marketing and distribution agreement with Entrust, Inc. and on July 23, 2003 relating to the asset acquisition of PocketScript, LLC

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION
(Registrant)

Date: July 25, 2003	By:	/s/ Steve M. York

Steve M. York
Senior Vice President, Chief Financial
Officer, and Treasurer
(Principal Financial Officer and
Duly Authorized Officer)

INDEX TO EXHIBITS

Description of Exhibits

4.1	Securities Purchase Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (including schedules but excluding exhibits). (1)

4.2	Form of Warrant, dated June 24, 2003, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. (1)

4.3	Registration Rights Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein. (1)

15.1	Letter from independent accountants regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of John A. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steve M. York, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003.