Form 10-Q
period 2003-09-30
ZIX CORP
filed 2003-10-31
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [Y] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2003

Common Stock, par value $.01 per share	27,945,206

INDEX

Page
Number

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 and for the cumulative period from January 1, 1999 through September 30, 2003	4
Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity for the nine months ended September 30, 2003	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 and for the cumulative period from January 1, 1999 through September 30, 2003	6
Notes to Condensed Consolidated Financial Statements	7
Independent Accountants’ Review Report	14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II-OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	26

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$10,342	$7,586
Marketable securities	6,255	7,246
Receivables, net	427	1,014
Other current assets	1,122	1,546

Total current assets	18,146	17,392
Property and equipment, net	3,536	3,608
Intangible assets, net	3,886	—
Goodwill	4,312	—

	$29,880	$21,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,153	$2,976
Deferred revenues	3,570	826

Total current liabilities	7,723	3,802
Commitments and contingencies
Convertible promissory note payable	1,000	—
Convertible preferred stock:
Series A convertible preferred stock, $1 par value, 819,886 shares authorized; none issued and outstanding in 2003 and 765,559 issued and outstanding in 2002	—	2,252
Series B convertible preferred stock, $1 par value, 1,304,815 shares authorized; none issued and outstanding in 2003 and 1,246,715 issued and outstanding in 2002	—	3,401

	—	5,653
Stockholders’ equity:
Preferred stock, $1 par value, 7,875,299 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 175,000,000 shares authorized; 30,179,724 issued and 27,852,543 outstanding in 2003 and 22,764,798 issued and 20,437,617 outstanding in 2002	302	228
Additional capital	225,714	195,846
Unearned stock-based compensation	(98)	(565)
Treasury stock, at cost	(11,507)	(11,507)
Accumulated deficit (includes deficit accumulated during the development stage of $192,808 in 2003 and $173,416 in 2002)	(193,254)	(172,457)

Total stockholders’ equity	21,157	11,545

	$29,880	$21,000

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

					Cumulative During
	Three Months		Nine Months		Development Stage
	Ended September 30		Ended September 30		(From January 1, 1999
					Through
	2003	2002	2003	2002	September 30, 2003)

Revenues	$2,219	$434	$3,872	$1,126	$6,354
Cost of revenues	(1,934)	(2,024)	(5,548)	(7,432)	(44,653)
Research and development expenses	(1,539)	(1,381)	(3,962)	(4,977)	(51,370)
Selling, general and administrative expenses	(5,253)	(4,785)	(14,308)	(14,763)	(108,104)
Investment and other income	28	55	99	242	9,268
Interest expense	(5)	(1,762)	(5)	(1,762)	(2,146)
Realized and unrealized gain (loss) on investments	—	—	530	—	(5,967)

Loss from continuing operations before income taxes	(6,484)	(9,463)	(19,322)	(27,566)	(196,618)
Income taxes	(22)	—	(70)	269	1,006

Loss from continuing operations	(6,506)	(9,463)	(19,392)	(27,297)	(195,612)
Discontinued operations	—	700	—	817	2,804

Net loss	$(6,506)	$(8,763)	$(19,392)	$(26,480)	$(192,808)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.29)	$(0.67)	$(0.95)	$(1.69)
Discontinued operations	—	.04	—	.05

Net loss	$(0.29)	$(0.63)	$(0.95)	$(1.64)

Weighted average shares outstanding	23,975	18,136	21,911	17,793

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

			Stockholders’ Equity

	Convertible
	Preferred Stock		Common Stock			Unearned			Total
					Additional	Stock-Based	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stock	Deficit	Equity

Balance, December 31, 2002	2,012,274	$5,653	22,764,798	$228	$195,846	$(565)	$(11,507)	$(172,457)	$11,545
Exercise of stock options and warrants for cash	—	—	1,690,469	17	9,464	—	—	—	9,481
Series A convertible preferred stock converted into common stock	(765,559)	(2,814)	787,424	8	2,806	—	—	—	2,814
Series B convertible preferred stock converted into common stock	(1,246,715)	(4,244)	1,271,653	13	4,231	—	—	—	4,244
Dividends on Series A and Series B convertible preferred stock	—	1,405	—	—	—	—	—	(1,405)	(1,405)
Common stock and related warrants issued for cash in private placement, net of issuance costs	—	—	1,566,758	16	5,592	—	—	—	5,608
Common stock issued for purchase of PocketScript	—	—	362,903	3	1,383	—	—	—	1,386
Common stock issued for purchase of Elron Software	—	—	1,709,402	17	6,316	—	—	—	6,333
Common stock issued in lieu of cash compensation	—	—	26,317	—	93	—	—	—	93
Unearned stock-based compensation for service providers	—	—	—	—	6	(6)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	473	—	—	473
Other	—	—	—	—	(23)	—	—	—	(23)
Net loss	—	—	—	—	—	—	—	(19,392)	(19,392)

Balance, September 30, 2003	—	$—	30,179,724	$302	$225,714	$(98)	$(11,507)	$(193,254)	$21,157

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

			Cumulative During
	Nine Months		Development Stage
	Ended September 30		(From January 1, 1999
			Through
	2003	2002	September 30, 2003)

Cash flows from operating activities:
Loss from continuing operations	$(19,392)	$(27,297)	$(195,612)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	2,572	6,467	34,275
Stock-based compensation	473	2,240	35,444
Common stock issued in lieu of cash compensation	93	—	93
Common stock issued to Tumbleweed for patents	—	762	762
Common stock issued to Yahoo! for services	—	1,935	1,935
Beneficial conversion feature resulting from the issuance of convertible notes payable	—	1,698	1,698
Amortization of issuance discount on convertible notes payable	—	47	368
Write-off (recovery) of investment in Maptuit Corporation	(530)	—	4,470
Loss on Lante Corporation common stock	—	—	1,593
Write-off of digital identification certificates	—	—	3,000
Other non-cash expenses	—	—	864
Changes in assets and liabilities, excluding acquisitions and divestitures of businesses:
Other assets	1,597	659	(616)
Current liabilities	2,077	(283)	4,629

Net cash used by continuing operations	(13,110)	(13,772)	(107,097)
Net cash provided (used) by discontinued operations	(35)	84	(1,412)

Net cash used by operating activities	(13,145)	(13,688)	(108,509)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,659)	(443)	(34,468)
Purchases of marketable securities	(6,971)	(12,926)	(206,907)
Sales and maturities of marketable securities	7,962	19,874	227,860
Purchase of restricted cash investments	—	(5,000)	—
Recovery from (investment in) Maptuit Corporation	530	—	(4,470)
Purchase of PocketScript	(50)	—	(50)
Cash acquired from purchase of Elron Software	1,000	—	1,000
Purchase of Anacom Communications	—	—	(2,500)
Proceeds from sales of businesses, net of cash sold	—	—	5,885

Net cash provided (used) by investing activities	812	1,505	(13,650)
Cash flows from financing activities:
Proceeds from private placement of common stock and related warrants, net of issuance costs	5,608	—	49,392
Proceeds from exercise of stock options or warrants, net of issuance costs	9,481	—	13,566
Proceeds from private placement of convertible notes payable and related warrants, net of issuance costs	—	7,918	7,509
Proceeds from private placement of convertible preferred stock and related warrants, net of issuance costs	—	7,906	7,781

Net cash provided by financing activities	15,089	15,824	78,248
Effect of exchange rate changes on cash and cash equivalents	—	—	(39)

Increase (decrease) in cash and cash equivalents	2,756	3,641	(43,950)
Cash and cash equivalents, beginning of period	7,586	8,857	54,292

Cash and cash equivalents, end of period	$10,342	$12,498	$10,342

See accompanying notes.

ZIX CORPORATION
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

     General

          The accompanying financial statements of Zix Corporation, which should be read in conjunction with the audited consolidated financial statements included in the Company’s 2002 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2002 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

          In July 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, LLC (“PocketScript”), a privately-held provider of electronic prescription solutions for the healthcare industry. This acquisition enables the Company to expand its services into the e-prescription marketplace, which is expected to grow significantly as more physicians are leveraging technology in delivering care, coupled with the fact that the number of prescriptions written annually in the United States continues to increase.

          In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc., (“Elron Software”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email and Web filtering solutions. This acquisition enables the Company to add a robust feature set to its anti-spam, anti-virus, and content filtering services while expanding its offerings to include Web filtering. All of these solutions can now be offered on-premise, fully hosted, or co-sourced (meaning a shared service offering).

          A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2002 and the first three quarters of 2003, the Company recorded no significant revenues and utilization of cash resources continued at a substantial level. The

Company anticipates further operating losses in the fourth quarter of 2003. Non-cash charges in 2003 for stock-based compensation and depreciation and amortization have been substantially less than the corresponding amounts in 2002. At September 30, 2003, the Company’s cash and marketable securities totaled $16,597,000. The Company’s future cash requirements depend primarily on the market acceptance of its products and services and the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of products and services and resources devoted to sales and marketing. The Company expects the market for its products and services to expand as the business community sees the importance of privacy and security for their email communications. In the future, the Company may need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both.

     Receivables, net

          Receivables, net consists of the following:

	September 30, 2003	December 31, 2002

Gross accounts receivable	$2,117	$2,065
Allowance for doubtful accounts	(102)	—
Deferred revenues	(1,588)	(1,051)

Receivables, net	$427	$1,014

          The reduction for deferred revenues represent future customer service or maintenance obligations which have been billed to the customer but remain unpaid as of the date indicated. Deferred revenues on the Company’s condensed consolidated balance sheets represent future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet date.

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

	Three Months ended September 30		Nine Months ended September 30

	2003	2002	2003	2002

Net loss, as reported	$(6,506,000)	$(8,763,000)	$(19,392,000)	$(26,480,000)
Add stock compensation expense recorded under the intrinsic value method	—	316,000	—	1,570,000
Deduct pro forma stock compensation expense computed under the fair value method	(1,069,000)	(60,000)	(3,404,000)	(1,467,000)

Pro forma net loss	$(7,575,000)	$(8,507,000)	$(22,796,000)	$(26,377,000)

Basic and diluted loss per common share:
As reported	$(0.29)	$(0.63)	$(0.95)	$(1.64)

Pro forma	$(0.32)	$(0.62)	$(1.10)	$(1.63)

     Loss per common share

          The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, because a loss from continuing operations was reported for each period presented. In calculating the basic and diluted loss per common share for the three-month and nine-month periods ending September 30, 2003, the Company’s loss from continuing operations and net loss have been increased by $438,000 and $1,405,000, respectively, representing the preferred stock dividends associated with the Series A and Series B convertible preferred stocks. In calculating the basic and diluted loss per common share for the three-month and nine-month periods ending September 30, 2002, the Company’s loss from continuing operations and net loss have been increased by $2,686,000, representing the preferred stock dividends associated with the Series A and Series B convertible preferred stocks.

2.     Business Acquisitions

     Elron Software, Inc.

          On September 2, 2003 the Company acquired substantially all of the operating assets and the business of Elron Software, a majority-owned subsidiary of Elron Electronic Industries Ltd. based in Massachusetts. Elron Software develops, markets, licenses, supports and maintains computer software products which provide anti-spam, email and web filtering solutions. This business acquisition enables the Company to enhance its protection management offering by adding a robust feature set to its anti-spam and content filtering services while expanding its offerings to include Web filtering. The consideration for the acquisition consisted of 1,709,402 shares of the Company’s common stock and a 5.75% convertible note for $1,000,000, which is due in twelve monthly installments beginning September 2004. The note may be prepaid by the Company at any time without penalty or converted at the holder’s option into the Company’s common stock at a conversion price of $3.86 per share, subject to certain adjustments. The results of operations of Elron Software are included in the Company’s results of operations from the date of acquisition.

          The components of the aggregate cost of the acquisition are as follows:

Fair market value of 1,709,402 shares of the Company’s common stock	$6,333,335
Fair market value of the 5.75% $1,000,000 convertible promissory note payable	1,000,000
Transaction costs	126,400

Total acquisition cost	$7,459,735

          The fair market value of the Company’s common stock for financial accounting purposes was calculated using the five day average of the closing prices on the date of the acquisition and the two trading days before and after such date, discounted by $333,000 to account for certain contractual sale restrictions.

          The cost of the acquisition of Elron Software has been allocated to the assets and liabilities acquired with the remainder recorded as goodwill, based on estimates of fair value as follows:

Cash	$1,000,000
Receivables and prepaid expenses	586,583
Accounts payable and accrued liabilities	(487,035)
Deferred revenues	(776,000)

Working capital	323,548
Property and equipment	112,722
Developed technology	943,000
Customer contracts and relationships	1,336,000
Trademarks and trade names	432,000
Goodwill	4,312,465

$7,459,735

          The value of the acquired developed technology, customer contracts and relationships and trademarks and trade names was determined by discounting the estimated projected net cash flows to be generated from the related assets. The rate used to discount the net cash flows to present value was 20%. Developed technology and trademarks and trade names are being amortized to income on a straight-line basis over three years from the acquisition date. Customer contracts and relationships are being amortized to income on a straight-line basis over four years from the acquisition date. The Company is in the process of finalizing its evaluation of the fair value of the Elron Software assets and liabilities acquired, principally customer contracts and deferred revenues. The final allocation of the purchase price is expected to be completed in the fourth quarter of 2003.

          The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Elron Software had occurred as of January 1, 2002. The pro forma information has been prepared by combining the results of operations of the Company and Elron Software, with adjustments to eliminate Elron Software’s historical expenses for stock compensation, amortization of intangibles and interest, and to record interest expense, amortization of intangibles and adjustments to recognized revenues resulting from the application of purchase accounting. The pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of January 1, 2002, or the results of operations that may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands, except per share data)
Revenues	$3,194	$2,187	$8,498	$6,619

Loss from continuing operations	$(7,502)	$(11,461)	$(23,680)	$(34,462)

Basic and diluted loss per common share	$(0.32)	$(0.71)	$(1.07)	$(1.90)

     PocketScript, Inc.

          On July 22, 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, a privately-held provider of electronic prescription solutions for the healthcare industry. This acquisition will enable the Company to expand its services into the e-prescription marketplace, which is expected to grow significantly as more physicians are leveraging technology in delivering care, coupled with the fact that the number of prescriptions written annually in the United States continues to increase. The results of operations of PocketScript are included in the Company’s results of operations from the date of acquisition. PocketScript’s historical operating results are insignificant compared to the Company’s historical operating results.

          The components of the aggregate cost of the acquisition are as follows:

Cash payment	$50,000
Fair market value of 362,903 shares of the Company’s common stock	1,386,289
Transaction costs	20,479

Total acquisition cost	$1,456,768

          The fair market value of the Company’s common stock for financial accounting purposes was calculated using the five day average of the closing prices on the date of the acquisition and the two trading days before and after such date.

           The cost of the acquisition of PocketScript has been allocated to the assets and liabilities acquired based on estimates of fair value as follows:

Accounts payable	$(27,325)
Deferred revenue	(175,000)

Working capital deficit	(202,325)
Property and equipment	346,080
Developed technology	1,313,013

$1,456,768

          Developed technology is being amortized to income on a straight-line basis over three years from the acquisition date.

3.     Convertible Preferred Stock and Stockholders’ Equity

     Private Placement of Common Stock and Warrants

          In June 2003, the Company completed private placements whereby the Company received an aggregate of $5,750,000 in cash in exchange for 1,566,758 shares of common stock and warrants to purchase 231,855 shares of common stock. The shares of common stock were sold at a price of $3.67 per share and the warrants have an exercise price of $4.96 per share. The warrants are currently exercisable and expire in June 2007. These shares have been registered for resale with the Securities and Exchange Commission.

     Private Placement of Convertible Equity Securities

          In September 2002, the Company completed private placements whereby the Company received an aggregate of $16,000,000 in cash in exchange for convertible notes, two separate series of convertible redeemable preferred stock and warrants to purchase the Company’s common stock.

          Issuance and Conversion of Convertible Notes

          In September 2002, the Company issued $8,000,000 in Convertible Notes (“Notes”) with a coupon rate of 6.5% to institutional investors. As part of this placement, the Note holders received immediately exercisable warrants to purchase 386,473 shares of the Company’s common stock at a price per share of $4.14 for a period of three years. The Note holders had the right at any time to convert the Notes into shares of the Company’s common stock at a conversion price of $3.78 per share. In the fourth quarter of 2002, the Note holders converted the Notes and related accrued interest into 2,141,811 shares of the Company’s common stock, and the Company recorded an increase to common stock and additional capital equivalent to the carrying value of the converted debt. In April 2003, the Company and the former noteholders completed a warrant exercise and replacement program whereby the Company received $1,600,000 in cash as a result of the noteholders exercising their original warrants and issued replacement warrants to the noteholders to purchase 455,017 shares of the Company’s common stock at $5.00 per share. Subsequently, as a result of the Company’s private placement in June 2003, the Elron Software acquisition in September 2003, and certain anti-dilution provisions of the replacement warrants, the price per common share pursuant to these replacement warrants was reduced from $5.00 to $3.51 and the number of common shares available for purchase was increased from 455,017 to 648,172.

          Issuance and Conversion/Redemption of Series A Convertible Preferred Stock

          In September 2002, the Company received total proceeds of $3,250,000 in exchange for shares of a newly created Series A Convertible Preferred Stock (“Series A”) and warrants to purchase 288,244 shares of the Company’s common stock. The Series A accrued cumulative dividends at the rate of 6.5% per annum and were initially convertible into 780,085 shares of the Company’s common stock at $4.12 per share. The warrants to purchase shares of the Company’s common stock issued to the Series A investors have a current exercise price per share of $4.42, became exercisable in March 2003 and expire in September 2006. Series A investors were comprised of Antonio R. Sanchez, Jr., a former director and father of a current director, and a current beneficial owner of approximately 9.5% of the Company’s common stock, and related entities; John A. Ryan, the Company’s chairman, president and chief executive officer; and David P. Cook, founder of the Company, who invested $2,000,000, $750,000 and $500,000, respectively.

          In September 2002, $213,000 of Series A was voluntarily converted into 51,690 shares of the Company’s common stock and in January 2003, $281,000 of Series A was voluntarily converted into 68,323 shares of the Company’s common stock. In May, July and September of 2003, $315,000, $318,000 and $322,000 of Series A and related accrued dividends were redeemed by the Company as scheduled by issuing 80,405, 81,241 and 82,093 shares of the Company’s common stock, respectively. On September 30, 2003, after the Company’s common stock price closed above $6.18 for ten consecutive trading days, the Company elected to convert the remaining $1,935,000 of Series A and related accrued dividends into 475,362 shares of the Company’s common stock at $4.07 per share.

          Upon their issuance, the fair value of the warrants issued to the Series A investors, aggregating $960,000 using the Black-Scholes option pricing model, was recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series A. The carrying value of the Series A was being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series A was converted into shares of the Company’s common stock, the carrying value of the converted preferred stock was eliminated and a corresponding increase was recorded to common stock and additional capital.

          Issuance and Conversion/Redemption of Series B Convertible Preferred Stock

           In September 2002, the Company received total proceeds of $4,750,000 in exchange for shares of a newly created Series B Convertible Preferred Stock (“Series B”) and warrants to purchase 421,284 shares of the Company’s common stock. The Series B accrued cumulative dividends at the rate of 6.5% per annum and was initially convertible into 1,242,680 shares of the Company’s common stock at $3.78 per share. The warrants to purchase shares of the Company’s common stock issued to the Series B investors have a current exercise price per share of $4.42, became exercisable in March 2003 and expire in September 2006. Series B investors included George W. Haywood, a private investor and current beneficial owner of approximately 19.4% of the Company’s common stock, who invested $3,450,000.

          In December 2002, $212,000 of Series B and related accrued dividends was voluntarily converted into 56,210 shares of the Company’s common stock and in January 2003, $291,000 of Series B and related accrued dividends was voluntarily converted into 77,040 shares of the Company’s common stock. In May, July and September of 2003, $487,000, $492,000 and $497,000 of Series B and related accrued dividends was redeemed by the Company as scheduled by issuing 128,864, 138,254 and 132,272 shares of the Company’s common stock, respectively. On September 30, 2003, after the Company’s common stock price had closed above $5.67 for ten consecutive trading days, the Company elected to convert the remaining $2,990,000 of Series B and related accrued dividends into 795,223 shares of the Company’s common stock at $3.76 per share.

          Upon their issuance, the fair value of the warrants issued to the Series B investors, aggregating $1,403,000 using the Black-Scholes option pricing model, was recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series B. The carrying value of the Series B was being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series B was converted into shares of the Company’s common stock, the carrying value of the converted preferred stock was eliminated and a corresponding increase was recorded to common stock and additional capital.

4. Revenues and Significant Customers

          The Company develops, markets, licenses and supports computer software products and services. Certain of the Company’s products and services, such as ZixMail, ZixVPM, ZixPort and ZixWorks are offered on a subscription service model. Revenues from subscription services are recorded as the services are rendered. Subscriptions to date have generally been annual non-refundable contracts with no automatic renewal provisions. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. The Company’s subscription service includes delivering licensed software and providing customer support and secure email solutions throughout the subscription period. The customer generally is provided an appliance with pre-installed software or contractually subscribes to data center resident service capability and capacity. The subscription period begins on the date specified by the parties. The recently acquired Elron Software products and services, including Web Inspector and Message Inspector, are offered on a product sale and maintenance model whereby the Company conveys the rights to use the software products to customers under perpetual license agreements and conveys the rights to product support and enhancements in annual maintenance agreements. The Company recognizes revenue from product sales in conformity with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, promulgated by the American Institute of Certified Public Accountants (AICPA), as modified by SOP No. 98-9. This SOP requires that revenue be recognized after all of the following occur: persuasive evidence that an arrangement exists, the software is delivered, collection is probable, fees are fixed and determinable, and vendor-specific objective evidence exists to allocate total fees to elements of the arrangement. The Company recognizes maintenance revenue over the term of the maintenance agreement, generally one year.

          Quarterly revenues from January 2002 through June 30, 2003 included $234,000 per quarter resulting from the pro-rata recognition of certain minimum payments associated with the Company’s Marketing and Distribution Agreement (the “Marketing Agreement”) with Entrust, Inc. (“Entrust”). These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate their Marketing Agreement, since the Marketing Agreement as structured no longer served their respective business interests. In connection with the termination of the Marketing Agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled. As a result of the termination of this contract, revenues for the third quarter of 2003 included $296,000, which represents the final revenues to be recognized under this contract.

          In June 2001, the Company entered into an agreement with AOS Technologies, Inc. (“AOS”), formerly AlphaOmega Soft Co., Ltd., amended in 2002, whereby AOS became the exclusive distributor in Japan for certain of the Company’s services, including ZixMail and ZixVPM, through 2004. Pursuant to the distribution agreement, the Company received minimum payments totaling $300,000, $288,000 of which was included in deferred revenues on the Company’s condensed consolidated balance sheet at June 30, 2003. In July 2003, after assessing the additional product and service requirements necessary to compete successfully in Japan and AOS’s failure to pay scheduled installment payments when due, the Company terminated the exclusive distributorship agreement. As a result of the termination of this contract, revenues for the third quarter of 2003 included $288,000, which represents the final revenues to be recognized under this contract and AOS’s scheduled future minimum payments totaling $900,000 were cancelled.

Independent Accountants’ Review Report

Board of Directors
Zix Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Zix Corporation as of September 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statement of convertible preferred stock and stockholders’ equity for the nine-month period ended September 30, 2003. These financial statements are the responsibility of the Company’s management.

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
October 24, 2003

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

          The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. In the first quarter of 2001, the Company began charging for the use of ZixMail, its initial product in the secure e-messaging space, and began focusing its sales and marketing efforts exclusively toward the business market. In 2002, the Company significantly expanded its portfolio of commercial products and services, and rebuilt its sales and marketing work force under new executive leadership. The Company has targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act, a 1996 law that requires Protected Health Information to be safeguarded over open networks, are driving demand. The privacy regulations for this law took effect in April 2003. The Company has also been the organizer of HealthyEmail™, Inc., a non-profit organization created to promote the safe use of and provide guidelines for the utilization of email in healthcare. As part of this program, the Company has made available up to two million ZixMail licenses for doctors and two of their staff members throughout the United States, at no cost for a two-year period.

          In July 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise which provides electronic prescription solutions for the healthcare industry. This acquisition enables the Company to expand its services into the e-prescription marketplace, which is expected to grow significantly as more physicians are leveraging technology in delivering care, coupled with the fact that the number of prescriptions written annually in the United States continues to increase. In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email and Web filtering solutions. This acquisition enables the Company to add a robust feature set to its anti-spam, anti-virus, and content filtering services while expanding its offerings to include Web filtering. Both PocketScript and Elron Software have incurred operating losses in recent years.

          The foundation of the Company’s business model for its subscription service based set of products and services centers around the financial leverage expected to be generated by revenues that are believed to be predominantly recurring in nature and an efficient cost structure for its secure data center operations, the core of which is expected to remain relatively stable. Subscription fees are generally expected to be collected annually at the beginning of the subscription period and are recognized as revenue on a prorated basis over the length of the subscription period. Product-related revenues from the sale of Elron Software’s software products are recognized when persuasive evidence that an arrangement exists, the software is delivered, collection is probable, fees are fixed and determinable, and vendor-specific objective evidence exists to allocate total fees to elements of the arrangement.

          A development stage enterprise involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of a development stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2002 and the first three quarters of 2003, the Company recorded no significant revenues and utilization of cash resources continued at a substantial level. The Company anticipates further operating losses in the fourth quarter of 2003.

Results of Operations

     Continuing Operations

     Revenues

          Revenues increased from $434,000 and $1,126,000 for the three months and nine months ended September 30, 2002, to $2,219,000 and $3,872,000 for the corresponding periods in 2003. Revenues from subscription services are recorded as the services are rendered. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. The recently acquired Elron Software products and services are offered on a product sale and maintenance model whereby the Company conveys the rights to use the software products to customers under perpetual license agreements and conveys the rights to product support and enhancements in annual maintenance agreements. The Company recognizes revenue from such product sales when persuasive evidence that an arrangement exists, the software is delivered, collection is probable, fees are fixed and determinable and vendor-specific objective evidence exists to allocate total fees to elements of the arrangement. The Company recognizes maintenance revenue over the term of the maintenance agreement, generally one year. The increase in revenues of $1,785,000 for the current quarter and $2,746,000 for the nine month period is primarily attributable to product sales and maintenance revenues totaling $497,000 associated with Elron Software since its acquisition on September 2, 2003, $288,000 associated with the cancellation of the Japanese distributor agreement as described below, and increased amortization of secure e-messaging subscription fees generated from new U.S. corporate customers primarily in the healthcare sector. The Company’s end-user order backlog as of September 30, 2003, which includes deferred revenues on the Company’s consolidated balance sheet, increased to approximately $8,000,000, which includes approximately $1,700,000 associated with PocketScript and Elron Software, up from approximately $5,400,000 as of June 30, 2003. During the fourth quarter of 2003, the Company anticipates new end-user orders and commitments to purchase to range between $6,250,000 and $7,000,000.

          Quarterly revenues from January 2002 through June 30, 2003 included $234,000 per quarter resulting from the pro-rata recognition of certain minimum payments associated with the Company’s Marketing and Distribution Agreement (the “Marketing Agreement”) with Entrust, Inc. (“Entrust”). These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate their Marketing Agreement, since the Marketing Agreement as structured no longer served their respective business interests. In connection with the termination of the Marketing Agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled. As a result of the termination of this contract, revenues for the third quarter of 2003 included $296,000, which represents the final revenues to be recognized under this contract.

          In July 2003, after assessing the additional product and service requirements necessary to compete successfully in Japan and the failure of AOS Technologies, Inc. (“AOS”), formerly AlphaOmega Soft Co., Ltd., to pay scheduled installment payments when due, the Company terminated the exclusive distributorship agreement. As a result of the termination of this contract, revenues for the third quarter of 2003 include previous guaranteed minimum payments received under this contract of $288,000, which represents the final revenues to be recognized under this contract, and AOS’s scheduled future minimum payments totaling $900,000 have been cancelled. Separately, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. (“911”), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment previously received from 911 is included in first quarter 2002 revenues.

     Cost of Revenues

          Cost of revenues decreased from $2,024,000 and $7,432,000 for the three months and nine months ended September 30, 2002 to $1,934,000 and $5,548,000 for the corresponding periods in 2003. The net decreases are due primarily to a reduction in depreciation and amortization of property and equipment of $832,000 for the three month periods and $3,538,000 for the nine month periods resulting from certain data center equipment becoming fully depreciated. These decreases were partially offset by personnel additions totaling $366,000 and $1,200,000 for the three month and nine month periods, respectively and the utilization of outside consultants, principally in the first half of 2003, in the areas of customer support and client services, including professional fees associated with the Company obtaining the AICPA SysTrust™ certification. Further, $303,000 of incremental operating costs were incurred in the third quarter of 2003 resulting from the July acquisition of PocketScript and the September acquisition of Elron Software.

     Research and development expenses

          Research and development expenses increased from $1,381,000 for the three months ended September 30, 2002 to $1,539,000 for the corresponding period in 2003. These expenses decreased from $4,977,000 for the nine months ended September 30, 2002 to $3,962,000 for the corresponding period in 2003. The $158,000 increase in expense for the three months ended September 30, 2003 is due primarily to $392,000 of incremental operating costs incurred as a result of the PocketScript and Elron Software acquisitions partially offset by a reduction in outside consulting services and non-cash charges for depreciation and amortization of property and equipment resulting from certain computer equipment becoming fully depreciated. The $1,015,000 decrease in expense for the nine months ended September 30, 2003 is primarily due to a reduction of non-cash charges of $659,000 for depreciation and amortization of property and equipment resulting from certain computer equipment becoming fully depreciated and a one-time charge in the first quarter of 2002 of $762,000 for the cost to license certain patents held by Tumbleweed Communications Corp. These decreases were partially offset by the incremental third quarter 2003 operating costs resulting from the PocketScript and Elron Software acquisitions.

     Selling, general and administrative expenses

          Selling, general and administrative expenses increased from $4,785,000 for the three months ended September 30, 2002 to $5,253,000 for the corresponding period in 2003. The $468,000 increase in expenses is due primarily to $698,000 of incremental operating costs associated with the operations of PocketScript and Elron Software since their dates of acquisition, increased personnel costs of $657,000 largely due to headcount increases in the sales organization as the Company expanded its marketing reach into the healthcare community and related increased travel costs of $201,000 for sales personnel, partially offset by decreases in legal professional fees of $557,000 and non-cash charges for stock-based compensation related to stock option grants to employees totaling $441,000 and $300,000 of non-recurring costs recorded in the third quarter of 2002 related to the Yahoo! Inc. advertising arrangement, which was cancelled in 2002.

          Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased by $455,000, from $14,763,000 to $14,308,000 for the corresponding period in 2003. Expenses, excluding non-cash charges, increased by $3,064,000 primarily due to $652,000 of incremental operating costs associated with the operations of PocketScript and Elron Software since their dates of acquisition, increased personnel costs of $1,725,000 largely due to the headcount increases in the sales organization initiated in late 2002, increased travel costs of $520,000 and increased discretionary advertising expenditures of $334,000, which includes expenditures associated with the Company’s HealthyEmail, Inc. initiative, partially offset by a $869,000 decrease in legal professional services. Non-cash charges decreased year over year by $3,519,000 from $4,350,000 in 2002 to $831,000 in 2003 primarily due to stock-based compensation related to stock option grants to employees declining by $1,794,000 and $1,900,000 of non-recurring costs recorded in the first nine months of 2002 related to the Yahoo! Inc. advertising arrangement.

     Investment and other income

          Investment income decreased from $55,000 and $242,000 for the three months and nine months ended September 30, 2002 to $28,000 and $99,000 for the corresponding periods in 2003 primarily due to a decrease in invested cash and marketable securities and lower interest rates.

     Interest expense

          Interest expense incurred in the third quarter of 2002 totaled $1,762,000 consisting primarily of a nonrecurring, non-cash charge of $1,698,000, representing the beneficial conversion feature resulting from the Company’s previously outstanding convertible notes being convertible into 2,116,402 shares of common stock at an effective price less than the fair market value of the common stock on the date the convertible notes were issued in September 2002.

     Realized and unrealized gain (loss) on investments

          The realized gain on investment for the nine month period ended September 30, 2003 represents a $530,000 cash payment received in the second quarter of 2003 from Maptuit Corporation (“Maptuit”). In 2001, the Company recorded an impairment write-off for all of its $5,000,000 related party investment in Maptuit. In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit. In June 2003, the Company exchanged the $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash and, on January 15, 2004, the Company can require Maptuit to purchase the remaining one million shares of Maptuit’s common stock for $70,000 in cash. Any additional recovery of the Company’s investment in Maptuit will be recorded in the Company’s consolidated financial statements at the time cash is received.

     Income taxes

          The Company’s income tax expense for the three months and nine months ended September 30, 2003 was $22,000 and $70,000, respectively. These provisions represent non-U.S. taxes payable resulting from the operations of the Company’s Canadian subsidiary established in late 2002. A current tax benefit of $269,000 was recorded in the second quarter of 2002 due to legislative changes extending the net operating loss carryback period from two years to five years. Income taxes on the loss from continuing operations in 2002 and 2003 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company has fully reserved its net deferred tax assets in 2002 and 2003 due to the uncertainty of future taxable income. There may be limitations on the Company’s ability to fully utilize its substantial net operating loss carryforwards against any future taxable income, including potential limitations due to ownership changes as defined in Section 382 of the Internal Revenue Code.

     Loss from continuing operations

          As a result of the foregoing, the Company experienced losses from continuing operations of $9,463,000 and $27,297,000 for the three months and nine months ended September 30, 2002, respectively, as compared to losses of $6,506,000 and $19,392,000 for the corresponding periods of 2003.

     Discontinued Operations

          The Company recorded a gain of $700,000 for the three months ended September 30, 2002 due to a reduction in estimated future costs for various indemnification issues associated with the disposal of its remaining operating businesses in 1998.

Liquidity and Capital Resources

          At September 30, 2003, the Company’s principal source of liquidity was its net working capital position of $10,423,000, including cash and marketable securities of $16,597,000. The Company plans to continue to invest its excess cash primarily in short-term, high-grade U.S. corporate debt securities, U.S. government and agency securities or money market funds. The Company’s loss from continuing operations in the first nine months of 2003 included significant non-cash expenses, aggregating $3,138,000, consisting of depreciation and amortization, stock-based compensation and non-cash compensation. Net cash used by continuing operations for the first nine months of 2003 was $13,110,000, which includes the operating deficits of PocketScript and Elron Software since their dates of acquisition, as compared to $13,772,000 for the first nine months of 2002, primarily representing continued development and operating costs relating to establishing the Company’s business.

          The Company currently has no significant revenues and utilization of cash resources continues at a substantial level. The Company anticipates further losses in the fourth quarter of 2003, therefore its near-term liquidity will be negatively impacted as the Company continues its development stage activities. In the third quarter of 2003, the Company implemented a program whereby non-executive employees were paid certain incentive compensation, such as sales commissions, with the Company’s common stock rather than in cash. During 2002, 2001 and 2000 purchases of property and equipment totaled $845,000, $1,174,000 and $7,625,000, respectively. The recent trend for a reduced level of additions to property and equipment has reversed in 2003, as expected, evidenced by purchases of property and equipment in 2003 totaling $1,659,000 (excluding $459,000 acquired from the two recent business acquisitions) as the Company upgrades certain computer hardware in its data center and acquires computer equipment to satisfy customer orders for the Company’s products and services, primarily ZixVPM and ZixWorks. Pursuant to the termination of the reseller and distributor agreements with Entrust and AOS, the Company received $700,000 in July 2003 and aggregate future minimum payments of $3,650,000 have been cancelled.

          In July 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, a privately-held provider of electronic prescription solutions for the healthcare industry. The aggregate cost of the acquisition was $1,457,000, including 362,903 shares of the Company’s common stock valued at $1,386,000.

          In September 2003, the Company acquired substantially all of the operating assets, including $1,000,000 in cash, and the business of Elron Software, a provider of anti-spam, email and Web filtering solutions. The aggregate cost of the acquisition was $7,460,000, which included the issuance of 1,709,402 shares of the Company’s common stock valued at $6,333,000 and a 5.75% convertible note for $1,000,000, which is due in twelve monthly installments beginning September 2004. The note may be prepaid by the Company at any time without penalty or converted at the holder’s option into the Company’s common stock at a conversion price of $3.86 per share, subject to certain adjustments.

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

          In September 2002, the Company completed private placements for $16,000,000 through the issuance of $8,000,000 of Convertible Notes and associated warrants, $3,250,000 of Series A Convertible Preferred Stock and associated warrants and $4,750,000 of Series B Convertible Preferred Stock and associated warrants. In the fourth quarter of 2002, all of the Convertible Notes were converted into 2,141,811 shares of our common stock. During the fourth quarter of 2002 and the first quarter of 2003, $991,000 in Series A and Series B Convertible Preferred Stock and related accrued dividends were voluntarily converted by the holders thereof into 253,263 shares of the Company’s common stock and during the second and third quarters of 2003 $2,431,000 in Series A and Series B Convertible Preferred Stock and related accrued dividends were redeemed by the Company as scheduled by issuing 643,129 shares of the Company’s common stock. On September 30, 2003, after the Company’s common stock price closed above specified price targets for ten consecutive trading days, the Company elected to convert the remaining $4,925,000 of Series A and Series B convertible preferred stock and related accrued dividends into 1,270,585 shares of the Company’s common stock at $4.07 and $3.76 per share, respectively. In April 2003, the Company and the former noteholders completed a warrant exercise and replacement program whereby the Company received $1,600,000 in cash as a result of the noteholders exercising their original warrants on 386,473 common shares and issued replacement warrants to the noteholders to purchase 455,017 shares of the Company’s common stock at $5.00 per share. Subsequently, as a result of the Company’s private placement in June 2003, the Elron Software acquisition in September 2003, and certain anti-dilution provisions of the replacement warrants, the price per common share pursuant to these replacement warrants was reduced from $5.00 to $3.51 and the number of common shares available for purchase was increased from 455,017 to 648,172.

          During the third quarter of 2003, the Company received $7,906,000 in cash and issued 1,303,996 shares of common stock resulting from stock option and warrant exercises by employees, former employees and private placement investors. On September 30, 2003, there are currently exercisable warrants and stock options, with an exercise price per share of $7.00 or less, to acquire approximately 4,250,000 shares of the Company’s common stock, at an average price of $4.85 per share, which if exercised would result in a significant level of new funding for the Company.

          The Company’s future cash requirements depend primarily on the market acceptance of our products and services and the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of our products and services and resources devoted to sales and marketing including discretionary advertising initiatives. The Company expects the market for its products and services to expand as the business community sees the importance of privacy and security for their electronic communications and e-prescribing and electronic prescription management initiatives mature in the marketplace. In the future the Company may need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both. The Company will continue to consider various capital funding alternatives to strengthen its financial position. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for shares of the Company’s common stock. The Company currently has no existing credit facilities. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

Risks and Uncertainties

          In these risk factors, “we,” “us,” “our,” “ZixCorp” and “Zix” refer to Zix Corporation and its subsidiaries.

          As a development stage company, we have had no significant revenues, and we continue to use significant amounts of cash.

          Since 1999, we have been developing and marketing products and services that bring privacy, security and convenience to Internet users. Successful development of a development stage enterprise is costly and highly competitive. A development stage enterprise involves risks and uncertainties, and there are no assurances that we will be successful in our efforts. We have had no significant revenues since 1998 and utilization of cash resources continues at a substantial level. ZixCorp anticipates further losses in the fourth quarter of 2003.

          Our recent acquisitions of two businesses may require us to invest significant resources to make them successful.

          We recently acquired substantially all of the operating assets and the business of PocketScript and Elron Software. PocketScript is a start-up venture in an emerging market. While Elron Software has been in business for a number of years, its revenues have declined in recent years. Both PocketScript and Elron Software have incurred operating losses in recent years. The ability to increase Elron Software’s revenues in the near future is largely dependent upon whether its efforts to bring enhanced and new products to market are successful. Our challenge is to make these new subsidiaries profitable. To do so may require us to invest significant resources, including significant amounts of cash, and there are no assurances that these subsidiaries will become profitable in the near term.

          The market may not broadly accept our products and services, which would prevent us from operating profitably.

          We must be able to achieve broad market acceptance for our products and services, particularly our Zix branded products and services and the PocketScript services, in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure e-messaging protection and transaction businesses similar to ours that currently operate at the scale that we would require, at our current expenditure levels and pricing, to become profitable. As previously noted, PocketScript is a start-up venture in an emerging market. There is no assurance that our products and services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate profitably.

          Competition in the e-messaging protection, management and transaction services business is expected to increase, which could cause our business - including the business of our subsidiaries - to fail.

          Our solutions are targeted to the secure e-messaging protection and transaction services market. Elron Software’s product solutions will enable us to enhance our Zix branded protection management services by adding a new feature set to our anti-virus, anti-spam and email content filtering services while expanding our offering to include Web filtering. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, an increasing number of competitors have entered the market. Although there are many large, well-funded participants in the information technology security industry, few currently participate in the secure e-messaging protection and transaction services market. Most other product-only solutions require extensive increases in overhead to implement and deploy them. In addition, we offer technology solutions that can be made operational in a very short period of time compared to the longer procurement and deployment cycles common with the solutions of many of our competitors. Our service and product offerings are focused on the secure communications market, including secure e-messaging and protection management. Companies operating in this portion of the market include content management and secure delivery companies, such as Authentica, Inc., Critical Path, Inc., Sigaba Corporation and Tumbleweed Communications Corp., and other messaging/anti-spam protection participants such as BrightMail Incorporated, CipherTrust, Inc., ClearSwift Limited, FrontBridge Technologies, Inc., MessageLabs, Postini, Inc. and SurfControl Incorporated.

          We compete with several product companies that deliver anti-virus solutions that may also contain limited email messaging/anti-spam protection capabilities, including Network Associates, Inc. (McAfee), Sophos, Inc., Symantec Corporation and Trend Micro, Inc. We also compete with companies that offer Web filtering products, such as Secure Computing Corporation, SurfControl Incorporated and Websense, Inc.

          In addition, we face competition from vendors of Internet server appliances, operating systems, networking hardware, network management solutions and security software, many of which now, or may in the future, develop or bundle secure e-messaging, messaging/anti-spam protection and/or Web filtering capabilities into their products.

          We may face increased competition as these competitors partner with others or develop new product and service offerings to expand the functionality that they can offer to their customers. We believe that the secure e-messaging protection and transaction services market is immature, and, for the most part, unpenetrated, unlike many segments of the information technology security industry — which are saturated. We have spent several years on infrastructure development and product development. Our competitors may, over time, develop new technologies that are perceived as being more secure, effective or cost efficient than our own. If we are not successful in exploiting the technology advantage we believe we currently hold, these competitors could successfully garner a significant share of the market, to the exclusion of our company. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.

          PocketScript’s software applications for wireless, handheld devices are targeted to the e-prescription marketplace, which is expected to grow dramatically as more physicians are leveraging technology in delivering healthcare services, coupled with the fact that the number of prescriptions written annually in the United States continues to increase. Participants in the e-prescribing space include AllScripts Healthcare Solutions, ePocrates, Inc., HealthRamp and iScribe (a unit of AdvancePCS).

          Our inability to successfully and timely develop and introduce new e-messaging protection and transaction products and related services and to implement technological changes could harm our business.

          The emerging nature of the secure e-messaging protection and transaction services business and its rapid evolution, require us continually to develop and introduce new products and services and to improve the performance, features and reliability of our existing products and services, particularly in response to competitive offerings. To date, we have achieved no significant revenues from the sale of any of our products and related services. Our newly acquired Elron Software business, while having a significant customer base and meaningful revenues, has not been profitable in recent years.

          We also have under development new feature sets for our current Zix branded product line and service offerings and are considering new secure e-messaging products and services. By adding Elron Software’s product line to our current service offerings, we will be able to accelerate the development time we would have otherwise needed to build additional feature sets into our Zix branded product and service offerings. The success of new or enhanced products and services depends on several factors — primarily, market acceptance. We may not succeed in developing and marketing new or enhanced products and services that respond to competitive and technological developments and changing customer needs. This could harm our business.

          If the market for secure e-messaging protection and transaction services does not continue to grow, demand for our products and services will be adversely affected.

          The market for secure electronic communications is a developing market. Continued growth of the secure e-messaging protection and transaction services market will depend to a large extent on the market recognizing the need for secure electronic communications, such as email encryption and e-prescribing. Failure of this market to grow would harm our business.

          Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and upgrade our systems to meet increased use, which would result in reduced revenues.

          While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point we may be required to expand and upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network, particularly since we have significantly expanded our potential customer base by our recent acquisition of PocketScript, whose e-prescribing service offering will be supported by our ZixSecure™ secure data center facility, once we transition the PocketScript data center operations to this facility. In addition, we may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not timely and appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

          Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our products and services.

          Our business depends on the uninterrupted operation of our data centers — currently, our ZixSecure data center located in Dallas, Texas; the Austin, Texas data center used for fail-over and staging of new customers; and the data center that currently supports the PocketScript e-prescription service. We must protect these centers from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. Any damage or failure that causes interruptions in our data centers operations could materially harm our business, financial condition and results of operations.

          In addition, our ability to issue digitally-signed certified time-stamps and public encryption codes in connection with our Zix branded products and services and to support PocketScript’s e-prescribing services depends on the efficient operation of the Internet connections between customers and our data centers. We depend on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

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

          Secure messages sent through our ZixPort™ and ZixMessage Center™ messaging portals will reside, for a user-specified period of time, and individual prescription histories will reside, in our secure data center network. Any physical or electronic break-ins or other security breaches or compromises of this information could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

          We determined in June 2001 that credit card databases at our independently operated subsidiary, Anacom Communications, Inc. (“Anacom”), had been improperly accessed. As a result of this improper access, we shut down the Anacom operations and Anacom ceased doing business. The ZixMail™, ZixPort, and ZixMessage Center systems and our secure data center operations were entirely separate from the systems operated by Anacom. No ZixCorp technologies or operations were involved in the incident, nor are the Anacom technologies involved being used in our Zix family of secure e-messaging products and services. Accordingly, this breach has not had, and will not have, any effect on the development and deployment of our Zix branded secure e-messaging products and related services, our Elron Software business or our PocketScript e-prescription business. No claims have been asserted against us with respect to this incident. We are unable to assess the amount of liability, if any, to Anacom or us, which may result from any claims that may be asserted.

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

          Defects or errors could affect the performance of our products and services.

          We subject our Zix branded products and services to quality assurance testing prior to product release. As noted above, we recently acquired the PocketScript and Elron Software businesses. There is no assurance that the quality and assurance testing previously conducted by them on their current products and services conforms to our standards for quality assurance testing. Regardless of the level of quality assurance testing, any of our products and services could contain undetected defects or errors. This could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could prevent us from implementing our business model and achieving the revenues we need to operate profitably.

          Public key cryptography technology is subject to risks.

          Our Zix branded products and services and the PocketScript e-prescription service employ, and future products and services may employ, public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require us to make significant changes to our products, which could damage our reputation and otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This, or related, publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.

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

          Exports of software products using encryption technology, such as our Zix branded products and services, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our products to almost all countries in the world, the list of countries to which our products cannot be exported could be revised in the future. Furthermore, some foreign countries impose restrictions on the use of encryption products, such as our products. Failure to obtain the required governmental approvals would preclude the sale or use of our products in international markets.

          Our stock price may be volatile.

          The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Also, the market prices of securities of other technology and internet companies have been highly volatile and, as is well known, have generally declined substantially and broadly.

          Our directors and executive officers own a substantial percentage of our securities. Their ownership could allow them to exercise significant control over corporate decisions and to implement corporate acts that are not in the best interests of our shareholders as a group.

          Our directors and executive officers beneficially own shares of our securities that represent approximately 19.6% of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a former director and father of a current director (Antonio R. Sanchez III), and current beneficial owner of approximately 9.5% of our outstanding common stock, and John A. Ryan, our chairman, president and chief executive officer. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

          A private investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

          George W. Haywood, a private investor, beneficially owns approximately 19.4% of our outstanding common stock. Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders.

          Further issuances of equity securities may be dilutive to current shareholders.

          At some point in the future we may determine to seek additional capital funding or to acquire additional businesses. These events could involve issuing one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our common stock. In addition, we incentivize employees and attract new employees by issuing options to purchase shares of our common stock. Therefore, the interest of our existing shareholders could be diluted by future stock option grants to employees and any equity securities issued in capital funding financings or business acquisitions.

          Stock sales and hedging activities could affect our stock price.

          Our stock price may decrease as a result of the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last year. Such stock price decrease could encourage short-sales that could place further downward pressure on our stock price. This could lead to further increases in the already large short position in our common stock (6,153,594 shares as of October 15, 2003). An increase in the volume of sales of our common stock, whether short sales or not, could cause the market price of our common stock to decline.

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

          We may encounter other unanticipated risks and uncertainties in the markets we serve or in developing new products and services, and we cannot assure you that we will be successful in responding to any unanticipated risks or uncertainties.

          There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the SEC. We are, of course, also subject to general economic risks.

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

          This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (we refer to it as the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “plan,” “should,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” and other similar words. Such forward-looking statements may be contained in the “Risks and Uncertainties” section above, among other places.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For the nine-month period ended September 30, 2003, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2002 Annual Report to Shareholders on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

          An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

                              The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Description of Exhibits

10.1	Zix Corporation 2003 Stock Compensation Plan (Amended and Restated in October 2003).

15.1	Letter from independent accountants regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Description of Exhibits

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of John A. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steve M. York, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended September 30, 2003:

1.	The Company filed a report on Form 8-K on July 7, 2003 reporting the termination of a marketing and distribution agreement with Entrust, Inc.

2.	The Company filed a report on Form 8-K on July 23, 2003 relating to the asset acquisition of PocketScript, LLC.

3.	The Company filed a report on Form 8-K on July 25, 2003 reporting its financial results for the quarter ended June 30, 2003.

4.	The Company filed a report on Form 8-K on September 5, 2003 (dated September 4, 2003) relating to the asset acquisition of Elron Software, Inc.

The Company recently filed a report on Form 8-K on October 7, 2003 relating to the conversion of its Series A and Series B preferred stock shares into common shares and cash proceeds realized from the issuance of its common stock pursuant to the exercise of stock options and warrants. The Company also filed a report on Form 8-K/A on October 30, 2003 reporting the historical financial statements of Elron Software, Inc. and certain pro forma financial information, and a report on Form 8-K on October 31, 2003 reporting the Company's financial results for the quarter ended September 30, 2003.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION (Registrant)

Date: October 31, 2003	By:	/s/ Steve M. York

Steve M. York
Senior Vice President, Chief Financial
Officer, and Treasurer
(Principal Financial Officer and
Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Zix Corporation 2003 Stock Compensation Plan (Amended and Restated in October 2003).

15.1	Letter from independent accountants regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of John A. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steve M. York, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.