Form 10-K
period 2003-12-31
ZIX CORP
filed 2004-03-15
CIK 855612

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-17995

Zix Corporation

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2216818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2711 N. Haskell Avenue, Suite 2300, LB 36, Dallas, Texas 75204-2960

(Address of Principal Executive Offices)

(214) 370-2000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None	Not Applicable
(Title of Class)	(Name of Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock

$0.01 Par Value
(Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of February 23, 2004, there were 30,569,239 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2003, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $67,284,268.

      Portions of the Registrant’s 2004 proxy statement are incorporated by reference into Parts II and III of this Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to Vote of Security Holders
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
1992 Stock Option Plan (as amended and restated)
2001 Stock Option Plan (as amended and restated)
2003 New Employee Stock Option Plan
401(k) Retirement Plan
Adoption Agreement re: 401(k) Retirement Plan
Employment Agreement - Richard Spurr
Stock Option Agreement - Richard Spurr
Employment Agreement - Daniel S. Nutkis
Stock Option Agreement - Daniel S. Nutkis
Stock Option Agreement - Brad Almond
Lease Agreement - 7-Eleven, Inc.
Sublease
Hawkston Hall Office Centre Lease Agreement
Lease Agreement
Sublease Agreement
Third Sublease Amendment
Facilities Service Agreement
Lease
Subsidiaries
Consent of Independent Auditors
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

Item 1.	Business

General Overview

      Zix Corporation (“ZixCorp,” “Company,” “we,” “our,” or “us”) is a global provider of e-messaging protection and transaction services. We offer a range of solutions to protect organizations from viruses, spam, and electronic attack, as well as enabling secure electronic communications, such as email encryption, e-prescribing, online doctor visits, and electronic viewing of medical laboratory test results. We help organizations of any size to streamline operations, mitigate risks, and leverage their investment in electronic communications. We offer our services as a portfolio of advisory, managed, self-managed, and fully hosted solutions that enforce corporate security policies. ZixCorp solutions enable organizations to enhance and optimize communication technology investments and increase productivity.

      Our business operations are supported by the ZixSecure CenterTM, a fully redundant network operations center dedicated to secure e-message processing. The center is staffed 24 hours a day with a proven 99.99% reliability. The ZixSecure Center enables ZixCorp to be a trusted third-party provider with high-bandwidth ability and the capability for various secure communications functions. Whether it’s delivery of email, fax, prescription, lab results, or an online doctor visit, we enable communications to transpire in a trusted, safe, and secure manner. This is our core skill and competitive differentiator. Our services take advantage of this world-class capability to produce products and services that are easily deployed, scalable, and with secure send-to-anyone capability.

      We group our current product offerings into two categories: Communications Protection and Care Delivery Solutions.

Communications Protection Solutions

      Through a portfolio of products and services, we secure the communications of our customers. Email has become a mission-critical means of communications for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted anywhere along the path between a sender and a recipient, which permits theft, redirection, manipulation, or exposure to unauthorized parties. Electronic communications are also subject to a variety of email-borne threats, such as viruses or spam. Failure to control and manage such risks can result in enforcement penalties for non-compliance with legal mandates, decreased productivity, damaged reputation, competitive disadvantage, loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage.

      As a result of communication threats, corporations need security and privacy, control over inappropriate content, and the ability to prevent or reduce unwelcome email traffic. They require ubiquitous coverage that is cost-effective, quickly deployed, and consistently updated to guard against obsolescence and ineffectiveness. To satisfy this need for enterprise-wide coverage, ZixCorp delivers a comprehensive communications protection product suite. ZixCorp solutions analyze and encrypt Internet communications and address anti-virus, anti-spam, content filtering, reporting, and archiving needs. ZixCorp also provides related advisory, consulting, installation, customization, and training services.

      ZixCorp e-messaging solutions are fully interoperable and linked by a Best Method of DeliveryTM protocol that automatically determines the most direct and appropriate method of delivery, based on the recipient’s communications environment. This function employs a centralized directory of users’ encryption codes to enable users to send messages instantly and securely to anyone with an email address, including those who do not have special encryption software. Best Method of Delivery makes the technology simple to use for end users and provides flexibility and ease of implementation for information technology professionals. We believe that this ability to send the message through different modes of delivery — either by the end user selecting a desired path or as an automated function set by the enterprise — makes our secure e-messaging delivery products and services superior.

      The ZixCorp Communications Protection Solutions product and services suite includes:

•	ZixVPM® (Virtual Private Messenger) — an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications

•	ZixPortTM — a secure Web-messaging portal

•	ZixMail® — a desktop solution for encrypting and securely delivering email

•	ZixAuditor® — an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies

•	Message Inspector® — a comprehensive email filtering software that enables a company to monitor, manage and, if necessary, block unauthorized email communications

•	Web Inspector® — Web filtering software that helps organizations enforce Internet acceptable use policies by monitoring and blocking inappropriate Web sites

Care Delivery Solutions

      Electronic communications can take other forms besides email. Increasingly, healthcare transactions previously conducted in person or on paper are being converted to electronic methods. Examples include medical prescriptions, lab results, doctor visits, and the distribution of medical information. Due to ZixCorp’s experience and capabilities in secure e-messaging, it was logical to expand our business into care delivery solutions. We continue to add capabilities and products to address this trend in electronic communications.

      ZixCorp began offering e-prescribing in July 2003 following the acquisition of PocketScript. (See “Business Acquisitions” below.) E-prescribing provides the ability for a physician to write prescriptions and transmit them to a pharmacy on a handheld PDA or PDA-enabled cell phone. The device has access to a drug reference guide, insurance formulary data, and the ability to check for drug interactions with previously prescribed drugs. When the prescription is complete, it can be sent electronically to the pharmacy of the patient’s choice. The PocketScript system incorporates the software application that enables all these access points, thus bringing real-time valuable information into the hands of the physician at the point of prescribing.

      Studies have shown that e-prescribing delivers many benefits including reduced calls from the pharmacy to the physician, more prescribing within drug formulary guidelines, and reduced errors in dosage and drug interactions. The device also lends itself to related products and additional services such as the ability for pharmaceutical companies to have messages sent to doctors regarding information on a specific drug. With over 700,000 physicians in the United States and 225,000 of those considered high-prescribing physicians, we believe that the market opportunity for these secure and trusted transactions is significant. The renewed interest in lowering healthcare costs opens up additional opportunities for acceptance of these services and devices.

      ZixCorp’s Care Delivery Solutions designs and develops the applications and directly distributes the devices and applications to physicians and healthcare institutions. We have entered into multiple sponsorship programs whereby third parties, such as pharmacy benefit management companies and insurance carriers, have agreed to provide the devices and services free of charge for various periods of time to associated physicians. Care Delivery Solutions are sold as an annual service or in a transaction fee arrangement. The third-party sponsors have agreed to pay for the physicians’ use of our services because they have a vested benefit in the cost savings associated with technological adoption.

      The products we currently offer under the Care Delivery Solutions banner are: PocketScript®, an e-prescribing technology that applies the benefits of e-messaging to the medical prescription process by enabling providers to write and transmit prescriptions electronically; MyDocOnline Connect, an online doctor visit application that enables doctors to conduct patient visits and diagnoses via the Web; and Dr. Chart®, a Web-based communication tool that connects healthcare providers and laboratories.

      We expect this product portfolio to grow as more features and services can be offered through PDAs. Additionally, as our installed base of physicians grows, we believe cross selling additional services will become feasible with other interoperable applications.

Healthcare Focus and Expanding into Other Vertical Markets

      In 2002, ZixCorp chose to focus a significant portion of our product development and sales efforts on the healthcare market. We believed that it was a sector with a clear need for secure communications as it has regulatory requirements for strict privacy and protection of data through the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and consequences for non compliance. We have been successful in securing a commanding market share for secure e-messaging products in this market and have demonstrated continuing commitment to healthcare with the development of additional healthcare-specific products such as PocketScript.

      Additional federal regulations like the Gramm-Leach-Bliley Act (GLBA) have enhanced security awareness in general, and have prompted affected organizations to increasingly consider adopting systems to ensure data security and privacy. Even where there are no specific regulations, corporations may require email protection to adhere to evolving industry best practices to protect sensitive information. Therefore in 2003, we began to expand the focus beyond healthcare into other logical vertical markets. These markets include finance, insurance and local governments. Some of the same methodologies used to provide specific solutions for the healthcare community apply to these other verticals. We are also developing solutions specific to these new markets.

Company History

      ZixCorp entered the secure e-messaging market in 1999. In 1998 and prior years, ZixCorp designed, manufactured, marketed, installed, and supported wireless data and security technology solutions through two primary market-oriented groups, each with a core competency in radio frequency technology, comprising products marketed under the “Amtech,” “Cotag,” and “Cardkey” brand names.

      In 1998, the Company determined that its businesses were approaching maturity. Accordingly, the Company decided to exit its businesses, and during 1998 sold all of its operating units. The Company began evaluating new Internet-related business opportunities — which it deemed to offer more prospects for growth and profitability. The Company perceived a need for services that brought privacy, security, and convenience to Internet communications, and in 1999 began to develop secure e-messaging products as well as a shopping portal and Internet payment authorization system.

      We announced our intention to enter these new businesses in 1999, and began to develop secure e-messaging capabilities. In mid-1999, we launched the ZixSecure Center, a world-class data center that centralizes the processing and distribution of public encryption keys and began operations later that year when ZixMail was introduced. The ZixMessage Center was first used for secure messages to and from non-subscribers in July 2000. The Company began charging for ZixMail in the first quarter of 2001 and started to focus its ZixMail sales and marketing efforts toward the business market. ZixMail received PC Magazine’s Editors’ Choice Award in January 2001 for email security.

      In the first quarter of 2002, we expanded our portfolio for the business market with the introduction of our enterprise secure e-messaging solution, ZixVPM. We also began to offer a new assessment service, ZixAuditor, as a means for corporations to examine and analyze their inbound and outbound email communications. In August 2002, we introduced ZixPort, a branded, Web-based, secure e-messaging portal solution that integrates with a company’s existing portal or functions as a standalone site. ZixPort is designed to mirror the look and feel of a customer’s own Web site and, when fully integrated with the existing Web site, is able to provide the advantages of single sign-on authentication. In 2003, we significantly improved the features and functionality of these three products. Additionally, in 2003 and 2004 we significantly increased our product offering and addressable market with three key acquisitions as described below.

Business Acquisitions

      In July 2003, we acquired substantially all of the operating assets and business of Ohio-based PocketScript, LLC (“PocketScript”), a provider of electronic prescription solutions for the healthcare industry. This acquisition enabled us to expand our services into the e-prescription marketplace. The PocketScript e-prescribing system enables physicians to create electronic prescriptions from virtually anywhere in about the same amount of time required for paper-based prescriptions. It also aids physicians in identifying drug-to-drug interactions, including a drug reference guide and drug dispense history, while providing an electronic link to pharmacies. During 2003, we completed the integration of PocketScript’s business into our existing business.

      In September 2003, we acquired substantially all of the operating assets and business of Elron Software Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries, Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. This acquisition enabled ZixCorp to enhance our product and service offering by adding a more advanced feature set to our anti-spam, anti-virus, and content filtering solutions while expanding our offerings to include Web filtering. Specifically, we acquired our Web Inspector and Message Inspector products. Web Inspector is a Web filtering and Internet monitoring service that uses a rules-based management to create and maintain a company’s Internet usage policies. Message Inspector complements our existing anti-spam and anti-virus offerings by providing an on-premise method for protecting against unauthorized inbound, outbound, and interoffice communications and virus attacks.

      In January 2004, we announced the acquisition of substantially all of the operating assets and business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc. based in Round Rock, Texas. MyDocOnline offers a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, and laboratory information solutions. Through the acquisition, we acquired a mature product, an installed base of physicians using the products, and talented employees. These resources will become part of our Care Delivery Solutions and, through expected synergies between the groups, will also fill previously projected employee roles.

Products and Services

Communications Protection Solutions

General Description of our Encryption and Delivery Technology for Secure Messaging

      ZixCorp’s centralized key management system implements PKI (Public Key Infrastructure) functionality for email encryption without the implementation burden and cost of typical PKI infrastructures. Most of ZixCorp’s solutions are provided as a service, thereby removing the significant implementation burden and cost that PKI infrastructures or product solutions require. ZixCorp services are focused on ease of use for the senders and recipients of encrypted email, while affording them the option of the strongest methods of encryption, extended feature sets, and the flexibility of a variety of fully integrated and fully interoperable solutions. With ZixCorp’s core secure messaging technology, ZixCorp users obtain:

•	Privacy with encryption

•	Authentication

•	Integrity of messages

•	Non-repudiation — senders cannot deny sending, and recipients cannot deny receiving, messages

      ZixCorp has several approaches for its Best Method of Delivery transmission — with a single administrative console that enables corporations to send electronic content to anyone, at anytime, securely. Due to

ZixCorp’s unique Best Method of Delivery and service capabilities, it provides several added levels of security while assuming the burden of managing users’ public keys. These additional security components are:

•	Certified receipts

•	Storage security

•	Time stamps that are non-reputable

•	Corporate policy enforcement

      ZixCorp’s core technology and Best Method of Delivery are enabled by ZixCorp’s centralized directory of users’ encryption codes. This centralized directory gateway provides a stable, secure, highly responsive, and scalable environment for all secure e-messaging needs.

ZixVPM

      ZixVPM (Virtual Private Messenger) is a secure e-messaging management solution that provides company-wide privacy protection for both inbound and outbound email communications. It employs encryption technology for delivering and encrypting email transmissions to and from an enterprise’s corporate firewall. ZixVPM provides secure email for remote employees, customers, and business partners without requiring the enterprise to create, deploy, or manage end-user encryption keys and desktop software.

      Since ZixVPM is installed at the server level within an enterprise, end users are not required to install any software or obtain encryption codes to secure their email messages. We believe this ability to provide secure email without impacting the end user provides a degree of practicality that is highly desirable in the marketplace and necessary to any widespread deployment of secure email. ZixVPM can be seamlessly integrated with a customer’s own scanning and filtering tools, or those offered by ZixCorp. ZixVPM enables customers to automate encryption at the network level in accordance with standard corporate policies and enforce these policies without having to rely on the discretionary judgment of individual employees.

      The newest release of ZixVPM is delivered with built-in policy management features, auditing and reporting functions, in addition to the service’s pre-existing secure email delivery capabilities. ZixVPM Version 2.1 can also be bundled with a comprehensive lexicon of validated policies to assist organizations in their efforts to meet standard-of-care guidelines and various regulations, such as HIPAA and GLBA. Additional ZixVPM policies can easily be created through an intuitive policy management interface. This more-powerful version comes with a streamlined installation process and is specifically designed to meet the growing requirements from organizations that need to enforce increasingly complex corporate email policies brought on by regulations, risk management considerations, and protection of intellectual property information.

      ZixVPM 2.1 also incorporates a powerful and sophisticated email content scanning engine to identify, protect, and manage messages containing sensitive information and to ensure that malicious or inappropriate emails do not enter or leave the enterprise. The content scanning mechanism is supported by a powerful pattern-matching engine that incorporates word stemming, fuzzy matching, nested document support, and proximity matching. These methods permit confidential or sensitive information to be detected even when there are errors of context, grammar, or spelling, or when content is hidden within attachments, while preventing accidental filtering of similar but unrelated words or phrases. Company policies can also be created to force certain actions, such as encryption or branding of messages, based on pre-established content scanning policies.

ZixAuditor

      ZixAuditor is an assessment service used to analyze, document, and report on the nature and characteristics of an organization’s inbound and outbound email communications with the purpose of identifying regulated, high-risk, or proprietary content. It is used to design effective solutions and to create and refine policies that correspond to the identified risks and email traffic patterns of an organization. ZixAuditor provides a concrete and quantifiable basis to justify and determine the kind of solution needed to safeguard email traffic, to protect from risks, and to enforce corporate policies. ZixAuditor also provides a means to monitor ongoing effectiveness and to refine policies. Organizations may purchase pre- or post-installation audits or a regular program of ongoing audits for monitoring purposes. We believe this service to be unique in the industry and a factor contributing to ZixCorp’s expertise in the application of secure email solutions.

      ZixAuditor is built around a lexicon that enables the identification of messages containing legal, health, financial, human resources, and other legally protected or proprietary information. The lexicon was created in consultation with Preston Gates & Ellis LLP, a Seattle-based law firm with a strong focus on intellectual property rights, electronic communications, and federal privacy regulations. As part of each assessment, the lexicon is customized to include terminology specific to a customer’s organization.

ZixMail

      ZixMail is a secure desktop email application that employs encryption technology that enables users to easily send encrypted, digitally signed communications to any email address, even if the recipient does not subscribe to ZixMail. The service works with existing email addresses and systems, and is available in a standalone version or in versions that integrate fully with Microsoft Outlook® and Lotus Notes®. As with ZixVPM, ZixMail does not require the user to manually exchange or manage public encryption keys. ZixCorp’s secure data center, the ZixSecure Center, automatically validates a user’s unique digital signature and distributes public keys in real time for each message. Optional certified receipts irrefutably establish the exact time messages are sent and opened. ZixMail is a portable solution, as ZixCorp digital signatures used to exchange ZixMail messages may be easily exported or imported to other computers at the user’s discretion.

      A ZixMail subscription entitles recipients who are not ZixMail subscribers to receive and reply to ZixMail messages at no charge through the ZixMessage Center, which provides a browser-based solution for viewing and composing secure messages. Email messages are stored until the expiration date (set by the sender) or until the recipient deletes the message. At the option of the sender, the ZixMessage Center will generate and send a pick-up receipt and an expiration notice to the sender. The ZixMessage Center enables ZixMail subscribers to send secure messages to non-ZixMail subscribers, which provides a send-to-anyone encryption solution.

ZixPort

      ZixPort is a browser-based, branded secure e-messaging portal solution. It provides businesses with a central access point to exchange private and secure email and a vehicle that can be used to repeatedly draw customers to the corporate portal. It is hosted, monitored, and managed in the ZixSecure Center. ZixPort is easily deployed and has little or no impact on a company’s existing information technology, Web or security infrastructures.

      ZixPort is designed to be branded, mirroring the look and feel of a customer’s own Web site, and can be deployed as a standalone site or seamlessly integrated with a company’s own portal, providing employees, customers, and partners with a transparent user experience. The service can be integrated into an existing single sign-on security solution, take advantage of ZixCorp’s application program interfaces for increased efficiency, and can lower support costs and improve customer satisfaction by providing real-time information. ZixPort provides customers with broad implementation coverage in a single solution. The single sign-on capability enables users to sign on only once to a secure Web site, yet enjoy access to the site for multiple purposes, including the secure exchange of email.

Message Inspector

      Message Inspector is a multi-level email management tool that combines the most advanced spam and content filtering technologies with enhanced administration tools, resulting in a comprehensive, accurate, and easy-to-manage solution that fully addresses the content filtering needs of organizations. It helps manage, filter, and if necessary, block unauthorized inbound, outbound, and interoffice communications. Message Inspector features include: a comprehensive signature database that contains tens of thousands of signatures supporting multiple languages, which are reviewed and updated daily; automatic white lists that can be configured to automatically accept email from all recipients of outgoing messages sent by the user; and dual virus-scanning platforms that offer users the choice of utilizing either or both leading anti-virus programs.

Web Inspector

      Web Inspector is an easy-to-use, reliable, and flexible Internet monitoring and Web content filtering tool for companies seeking to boost employee productivity or reduce network congestion from non-work related Web access. Designed to help organizations enforce Internet acceptable-use policies, Web Inspector enables users to proactively monitor, manage and, if necessary, block access to inappropriate Web sites. Web Inspector can efficiently monitor and manage extremely large volumes of Web traffic — even in environments with multiple gateways. With more than 500 pre-defined and customizable reports, Web Inspector provides the most extensive and relevant reporting capabilities of any Web filtering solution. Users can begin Internet monitoring and Web filtering upon installation, with no up-front customization. Web use can be managed according to individual, group, category, or even time of day with flexible and easy-to-modify rules.

Care Delivery Solutions

PocketScript

      PocketScript is e-prescribing technology that applies the benefits of e-messaging to the medical prescription process by enabling medical providers to write and transmit prescriptions electronically from the point of care directly to the pharmacy. In addition to enabling providers to write and transmit prescriptions electronically, PocketScript offers point-of-care access to real-time drug formularies and comprehensive drug data. The result is significant time savings from fewer illegible prescriptions, enhanced patient safety, and fewer office resources dedicated to managing prescriptions.

      PocketScript uses handheld wireless PDAs (BlackBerry® or Pocket PC®) or a secure Web site, to provide physicians the ability to write and transmit prescriptions directly to any pharmacy. In addition, providers can view patient drug histories for all past prescriptions to ensure that prescriptions are being filled and no therapies are being duplicated, and offers point-of-care access to continuously updated formulary information. The system identifies generics and preferred drugs for multiple formularies enabling providers to choose the most appropriate option. All information is updated continuously via wireless connection or secure Web site. The comprehensive database, which PocketScript uses under license, provides information on virtually every drug available to providers, including drug-to-drug interactions and drug reference guides.

MyDocOnline Connect

      MyDocOnline Connect is a Web-based tool that provides a secure communications channel for healthcare providers, their clinical and administrative partners, and their patients. Through MyDocOnline Connect, an array of medical practice functions can be efficiently completed online — patients can schedule appointments, complete doctor visits, receive trusted health information from their physician, and interact with self-help tools for healthy living. In addition, the disease management capability enables patients to have online access to preventative, educational, and counseling resources to aid in the delivery and effectiveness of care. Disease management is a critical component to MyDocOnline as it is considered to be one the greatest opportunities to increase clinical outcome and reduce costs relating to healthcare.

MyDocOnline Dr. Chart

      Dr. Chart is a Web-based communication tool that connects healthcare providers and laboratories. Dr. Chart enables doctors to initiate lab orders, check medical necessity compliance and view results rapidly and accurately using a secure Internet connection. This innovative laboratory order entry and results reporting system benefits both healthcare providers and laboratories alike. Our experience building hundreds of interfaces for specific systems helps ensure that Dr. Chart will integrate seamlessly into a customer’s current lab system.

      Dr. Chart simplifies the customer service and report delivery process for lab work, helps reduce costly reimbursement denials with automatic compliance and medical necessity checking at the point of order, automatically integrates patient information, enables the lab to enhance reporting with historical analysis, customizes requisition formats for individual practices, automatically prints specimen labels, and facilitates processing of questions and answers for each procedure according to lab rules and requirements.

Competition

      In broad market terms, we operate in two general markets for our products and services: e-messaging management and protection, and healthcare information and productivity. These two broad markets include product vendors and service providers that often compete with one or more of ZixCorp’s products and services. The business acquisitions we made in 2003 and in early 2004 have considerably expanded the potential scope of our addressable market space and the range of our competitors and potential competitors.

Communications Protection Solutions Competition

      As awareness of the need for privacy and security in electronic communications has increased, a growing number of competitors have entered the market. Although some of these companies have substantial information technology security and email protection products, we do not perceive them to be as attractive to the marketplace as our services. We believe ZixCorp offers a superior suite of bundled services that addresses the complete range of requirements needed for e-messaging protection with full-featured and flexible solutions that are both user friendly and simple to deploy. We may also have a significant price advantage in this field, as a result of both lower direct costs and the inherent benefits that an outsourcing model implies: single source, less overhead, less hassle, and access to dedicated expertise. Most other product-only solutions require extensive increases in overhead to implement and deploy them.

      In addition, ZixCorp offers technology solutions that can be made operational quickly compared to the longer procurement and deployment cycles common with the solutions of many of our competitors. This capability is particularly important when it is necessary to communicate with external networks, as is the case with the healthcare market — a primary target sector for us. Our registered users become part of a global “white pages” that enables instant secure communications with other ZixCorp registered users using our centralized key management systems and our overall unique approach to implementing secure e-messaging technology as a service. We enable secure communications with non-registered users via the ZixMessage Center. This instant interoperability with other users is a capability not generally found in our competitors’ solutions, and is one we deem to be of considerable advantage to our customers.

      Our services focus on the secure delivery portion of the secure e-messaging market, a sub-segment of the e-messaging management and protection market. Companies operating in this portion of the market include content management companies such as Tumbleweed Communications Corp. and other secure delivery participants such as Certified Mail, Authentica, and Sigaba Corporation. Technically, while these companies offer “send-to-anyone” encrypted email, we believe they are unable to offer the benefits that come from using our Best Method of Delivery protocol. We believe that technology alone cannot solve our customers’ challenges and, unlike our competition, we offer several programs that add business value to our technology services. Our audit and assessment service enables prospects and customers to establish a baseline understanding of the security issues within their e-messaging systems prior to deploying our solutions and on an ongoing basis to ensure continued compliance with security best practices.

      Moreover, we do not believe that our competitors have made the investments required to match our infrastructure development and services. We believe that only ZixCorp offers a complete secure delivery package: robust email encryption from the sender’s computer desktop; robust email encryption from the sender’s network server; policy management from the sender’s network server; and a full array of benefits and managed services provided by our multi-million-dollar ZixSecure Center. We believe this complete secure delivery solution differentiates our products and services from all other secure e-document delivery and secure e-messaging market participants.

      In the anti-virus segment of the market, several product companies deliver solutions. Network Associates, Inc. (McAfee), Symantec Corporation, Sophos, Inc. and Trend Micro, Inc. have a high market share position in anti-virus and wield considerable competitive strength over other vendors. The anti-spam segment of the market has considerably more competitors than other areas we serve. Several companies deliver anti-spam products, including CipherTrust, Inc., NetIQ Corp., Postini, Inc. and SurfControl Incorporated. Providers of content scanning solutions include ClearSwift Limited and Tumbleweed Communications Corp. There are a few service-based offerings that deliver anti-virus or anti-spam filtering, including MessageLabs and BrightMail Incorporated. While these competitors are substantial and hold significant market share, none of them offers the combined comprehensiveness of ZixCorp, nor do any of these competitors offer their solutions as fully managed services, or have solutions that are interoperable with on-site solutions for both individuals and corporations as well as users who have no encryption capabilities. In the Web content filtering market, there are several product companies competing with Web Inspector including SurfControl, Websense, Inc., Secure Computing Corporation and NetIQ.

Care Delivery Solutions Competition

      In general, ZixCorp’s Care Delivery Solutions services compete in a less developed market than our other services. However, because of recent advances in healthcare technology, advances in handheld computing, and the civic and legislative mandates to reduce healthcare costs, this market is seeing increases in competitive activity. We believe that we have a “first mover” advantage in these markets, and because of our comprehensive portfolio, we also believe we have a distinct competitive advantage. Additionally, the link between our Care Delivery Solutions and our Communications Protection Solutions is an important element in our competitive strategy. ZixCorp’s secure e-messaging expertise enables us to offer expanded care delivery services to healthcare providers at the point of care. Follow up often requires twenty-four hour a day availability, with high bandwidth capability, via a secure channel and with send to anyone capabilities. These are our core underlying strengths and we believe they are unmatched in the industry segment we serve.

      Even though the e-prescribing market is still emerging, we have several competitors. These include Allscripts Healthcare Solutions, Ramp Corporation, Dr. First, Inc. and iScribe, a division of AdvancePCS. Many of the competitors in this market also focus on other technologies such as patient records automation and practice management solutions, or they act as application service providers in the healthcare market.

      Our business acquisition of MyDocOnline in January 2004 introduced us to new markets and thus new competitors. Dr. Chart faces competing products offered by 4Medica, Inc., Cerner Corporation and Misys plc. The online doctor visit market segment, which we address with MyDocOnline Connect, competes with similar offerings from RelayHealth Corporation, Medem, Inc., MedFusion and WebMD Corporation.

      Companies that do not currently compete with us or only compete with selected products or in selected markets, could become competitors in the future on a larger scale. Such companies would likely offer a broad portfolio of health information technologies for all or some of the pharmaceutical, pharmacy, healthcare provider, and managed care markets. With considerable size and access to capital they could potentially become viable competitors.

Sales and Marketing

      ZixCorp primarily sells services via a direct sales force with some indirect and partner activity in specific markets or with specific products. We currently target the healthcare, insurance, and financial services market sectors, as well as certain international markets and the Fortune 1000 companies. The healthcare market is our highest priority, given the legislative requirements of HIPAA, which mandates eliminating paper flow and providing privacy and security for protected health information. Recent acquisitions such as PocketScript and MyDocOnline significantly increased our product offering to this market.

      New business focused on the corporate market is expected to be primarily generated from ZixCorp’s own direct sales efforts and, to a lesser extent, the promotional efforts of our distributors and resellers and strategic marketing partners. To support our sales efforts, we have undertaken various marketing activities focused on the healthcare market. As part of these efforts, we have used targeted direct mail, print, on-line, and email initiatives.

      We continue to develop products and product features that increase our sales and marketing edge in the healthcare market. An example is the constantly improving lexicons developed by the ZixResearch CenterTM. The ZixResearch Center provides regular updates and enhancements to ZixCorp’s lexicons based on its own extensive research, as well as input from customers, universities, industry experts, and consultants.

      We are developing our products and turning more sales and marketing attention to other attractive markets. In February 2004 we added the Personal Financial Lexicon. The lexicon was developed to assist financial institutions with implementation of consumer privacy policies that are a part of the Gramm-Leach-Bliley Act of 1999 (GLBA). The lexicon helps financial institutions enact corporate policies by automatically encrypting emails that contain content defined within GLBA as “personally identifiable financial information.”

      For e-prescribing and other care delivery solutions, we sell to physicians directly but have also found that attractive and receptive customers/ partners are other stakeholders in the benefits derived from applying technology to healthcare. In particular, several insurance providers (payors) have purchased our services on behalf of the prescribing doctors in their plans. So great are the potential savings for the insurance providers that they are, in effect, underwriting the cost. After a sponsorship agreement is signed, we work closely with them to deploy the technologies. Such a selling and marketing arrangement provides a win/win scenario for all involved and we believe this approach accelerates adoption and deployment.

Employees

      ZixCorp had 243 employees as of February 27, 2004. The majority of our employees are located in Dallas, Texas; Round Rock, Texas; Cincinnati, Ohio; Boston, Massachusetts; and Ottawa, Ontario, Canada.

Research and Development; Patents and Trademarks

      ZixCorp’s continuing operations incurred research and development expenses of $5,896,000, $6,180,000, and $9,019,000 in 2003, 2002, and 2001, respectively.

      ZixCorp has filed several patent applications covering concepts ZixCorp is employing, or may employ, in implementing its secure e-messaging business. In addition, the following are registered marks of ZixCorp and certain of its subsidiaries: “ZixCorp,” “ZixMail,” “ZixAuditor,” “ZixVPM,” “Message Inspector,” “Web Inspector,” “PocketScript” and “Dr. Chart.”

Customers

      ZixCorp had no significant revenues in 2001. Service revenues for 2002 included $936,000, or 56% of annual revenues, resulting from the pro rata recognition of the future minimum payments associated with the Company’s Marketing and Distribution Agreement with Entrust, Inc. (“Entrust”). In 2003 service revenues included $764,000 associated with the same agreement, which represented 13% of annual revenues. In July 2003, we agreed with Entrust to terminate the agreement as the structure no longer served our respective business interests. No further revenue will be recognized from this agreement. Separately, in 2003, Cigna Corporation accounted for approximately 10%, or $607,000, of our total revenues. No other single customer accounted for 10% or more of our revenues in 2003 or 2002.

Sales Backlog

      ZixCorp’s end-user order backlog as of January 31, 2004, which includes deferred revenue on the Company’s consolidated balance sheet, increased to approximately $16,900,000 which includes approximately $8,800,000 associated with the PocketScript, Elron and MyDocOnline acquisitions, including a $4,000,000 Master Services Agreement with Aventis Inc., a former affiliate of MyDocOnline. See Note 15 to the consolidated financial statements included herein. As of January 31, 2003, ZixCorp had an end-user order backlog of $2,339,000.

Geographic Information

      ZixCorp’s operations are based in the United States (“U.S.”) and Canada, and our revenues and orders to date are almost entirely sourced in the U.S. All significant corporate assets at December 31, 2003, were held in the U.S., and were primarily comprised of cash investments and marketable securities invested generally in daily money market funds, commercial paper and asset-backed securities.

Available Information

      Our business involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a description of certain management assumptions, risks and uncertainties relating to the Company’s operations.

      ZixCorp was incorporated in Texas in 1988. ZixCorp’s executive offices are located at 2711 North Haskell Avenue, Suite 2300, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.

      We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”), pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

      Our Internet address is www.zixcorp.com. Information contained on our Internet site is not part of this report. We make available free of charge through this site, under the heading “Investor Relations/ SEC Filings,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.	Properties

      ZixCorp leases approximately 38,400 square feet of space for our corporate offices and ZixSecure Center operations in Dallas, Texas under two subleases that expire in September 2004. To replace these subleases, we have entered into a lease that commences upon the expiration of these subleases and expires in December 2014 for approximately 42,912 square feet in the same office facility for our corporate offices and our ZixSecure Center operations. ZixCorp also leases approximately 13,000 square feet of space in Ottawa, Ontario, Canada for our Canadian operations under a sublease that expires in August 2005; approximately 206 square feet of space in Austin, Texas under a co-location facilities lease that expires in June 2006, used for fail-over and staging of new customers of our Zix branded services; approximately 11,733 square feet of space in Burlington, Massachusetts under a sublease that expires in March 2005 for our Elron Software operations; approximately 5,608 square feet of space in the Cincinnati, Ohio area under a lease that expires in August 2009 for our PocketScript operations; and for our MyDocOnline operations approximately 10,423 square feet of space in the Austin, Texas area and 3,600 square feet in Boca Raton, Florida under a lease that expires in December 2004 and a month-to-month sublease, respectively. Through December 31, 2003, ZixCorp has invested approximately $31,300,000 in property and equipment relating to the ZixSecure Center, a fully redundant network operations center dedicated to secure e-message processing. Staffed 24 hours a day, seven days a week, with operations personnel constantly monitoring the facilities, networks, and systems, the ZixSecure Center eliminates the need for companies to build and staff their own secure e-messaging centers to perform these operations. Features of the ZixSecure Center include:

•	Multi-level security, including cameras, access controlled with badge and biometric hand readers and 24-hour operations personnel;

•	Redundantly configured power distribution units;

•	Dual uninterruptible power supplies;

•	Back-up diesel generator;

•	Redundantly configured power distribution units;

•	Multiple ISPs;

•	Redundantly configured DS3 fiber connections and redundant routers;

•	Proven 99.99% reliability;

•	Email-based customer response center systems, including two Intel-based servers with estimated intelligent response capacity of 20,000 inquiries per day. Additionally, the center is equipped with telephone call routing, a knowledge base, and a call ticketing application; and

•	SysTrust management controls which are audited for compliance with Security, Availability, Processing Integrity and Confidentiality principles and related criteria, established under the AICPA/CICA Trust Services program.

Item 3.	Legal Proceedings

      The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

Item 4.	Submission of Matters to Vote of Security Holders

      None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      ZixCorp’s common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The following table shows the high and low sales prices by quarter for 2003 and 2002. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

	2003		2002

Quarter Ended	High	Low	High	Low

March 31	$5.13	$3.90	$6.58	$3.56
June 30	$5.43	$3.72	$6.38	$4.05
September 30	$10.00	$3.09	$6.10	$2.15
December 31	$10.10	$6.36	$5.80	$3.54

      At February 23, 2004, there were 30,569,239 shares of common stock outstanding held by 489 stockholders of record. On that date, the last reported sales price of the common stock was $10.80.

      ZixCorp has not paid any cash dividends on its common stock since 1995 and does not anticipate doing so in the foreseeable future.

      Certain information pertaining to ZixCorp securities authorized for issuance under equity compensation plans is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information” in the Company’s 2004 Proxy Statement.

      On July 22, 2003, the Company acquired substantially all of the operating assets and the business of Ohio based PocketScript, LLC. The consideration for the acquisition consisted of $50,000 in cash and 362,903 shares of ZixCorp common stock. The shares were issued without registration under the Securities

Act of 1933, as amended (the “Act”) as a private placement effected in reliance on the exemption from registration afforded by Rule 505 of Regulation D promulgated under the Act and Section 4(2) of the Act. There is an effective registration statement on Form S-3 relating to the resale of these shares. The Company receives no proceeds from the resale of these shares.

      On September 2, 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, a majority-owned subsidiary of Elron Electronic Industries, Ltd., based in Massachusetts. The consideration for the acquisition consisted of 1,709,402 shares of ZixCorp common stock and a 5.75% convertible note for $1,000,000. In November 2003, the note and related accrued interest were converted by the holder into 262,454 shares of the Company’s common stock, at a conversion price of $3.86 per share. The shares and convertible note were issued without registration under the Act as a private placement effected in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under the Act and Section 4(2) of the Act. There is an effective registration statement on Form S-3 relating to the resale of these shares. The Company receives no proceeds from the resale of these shares.

Item 6.	Selected Financial Data

      The following table sets forth selected financial data regarding the Company’s results of operations and financial position for, and as of the end of, each of the years in the five-year period ended December 31, 2003, which are derived from the audited consolidated financial statements of the Company. The consolidated financial statements and notes thereto as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, and the report of Ernst & Young LLP thereon are included elsewhere in this Form 10-K. The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data(1):
Revenues	$5,840	$1,672	$317	$394	$99
Cost of revenues(2)	(8,211)	(8,999)	(14,996)	(10,821)	(4,289)
Research and development expenses(2)	(5,896)	(6,180)	(9,019)	(8,661)	(23,548)
Selling, general and administrative expenses(2)	(19,907)	(19,335)	(29,892)	(32,162)	(12,407)
Investment and other income	138	319	2,187	3,130	3,533
Interest expense(3)	(13)	(2,141)	—	—	—
Realized and unrealized gains (losses) on investments(4)	530	96	(5,391)	(1,202)	—

Loss from continuing operations before income taxes	(27,519)	(34,568)	(56,794)	(49,322)	(36,612)
Income taxes	(148)	269	—	—	807

Loss from continuing operations	(27,667)	(34,299)	(56,794)	(49,322)	(35,805)
Discontinued operations(1)	89	862	48	441	1,453

Net loss	$(27,578)	$(33,437)	$(56,746)	$(48,881)	$(34,352)

Basic and diluted earnings (loss) per common share(5)
Continuing operations	$(1.23)	$(2.07)	$(3.32)	$(3.03)	$(2.35)
Discontinued operations	—	0.05	—	0.03	0.10

Net loss	$(1.23)	$(2.02)	$(3.32)	$(3.00)	$(2.25)

Shares used in computing basic and diluted earnings (loss) per common share	23,525	18,129	17,083	16,266	15,244
Balance Sheet Data:
Working capital	$7,554	$13,668	$17,266	$48,685	$39,766
Total assets	26,419	21,000	32,436	78,677	66,523
Convertible preferred stock	—	5,653	—	—	—
Total stockholders’ equity	17,919	11,545	27,529	75,130	62,894
Stockholders’ equity per common share	0.62	0.56	1.57	4.41	4.10

(1)	During 1998, the Company sold all of its operating businesses and, accordingly, the gains on the sale of these businesses are presented as discontinued operations. The Company acquired substantially all of the operating assets and the businesses of PocketScript and Elron Software in July and September of 2003, respectively. The results of operations of PocketScript and Elron Software are included in the Company’s results of operations from their dates of acquisition.

(2)	In 2003, 2002, 2001 and 2000, expenses associated with continuing operations include non-cash stock-based compensation of $1.0 million, $2.5 million, $8.4 million and $11.8 million, respectively. In 2001, cost of revenues include a $3 million write-off of digital identification certificates. See Note 6 to the consolidated financial statements included herein. Selling, general and administrative expenses include advertising costs of $1.4 million, $2.9 million, $4.5 million and $10.3 million for 2003, 2002, 2001 and 2000, respectively.

(3)	In 2002, interest expense includes a non-recurring, non-cash charge of $1.7 million representing the beneficial conversion feature resulting from the issuance of notes payable convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date the notes were issued. See Note 6 to the consolidated financial statements included herein.

(4)	In 2001, realized and unrealized losses on investments includes the write-off of the Company’s $5 million related party investment in Maptuit Corporation. In 2003, the Company received $530 thousand in cash as partial recovery of its investment in Maptuit Corporation. See Note 11 to the consolidated financial statements included herein.

(5)	In calculating the basic and diluted loss per common share for 2003 and 2002, the Company’s loss from continuing operations and net loss have been increased by $1.4 million and $3.2 million, respectively, representing the preferred stock dividends associated with the Series A and Series B convertible preferred stocks until their conversion into common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Zix Corporation operates in a single industry segment, providing solutions that protect, manage and deliver sensitive electronic information. By offering a comprehensive set of products and services, the Company protects organizations from viruses and spam, provides the management tools needed for Web access control and policy-driven email encryption, and provides care delivery solutions for e-prescribing and e-consulting that enable physicians to leverage technology for better patient care.

      In 1998 and prior years, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company sold all of its operating units in 1998 and began evaluating new Internet-related business opportunities. The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. In the first quarter of 2001, the Company began charging for the use of ZixMail, its initial product in the secure e-messaging space, and began focusing its sales and marketing efforts toward the business market. In 2002 and 2003, the Company significantly expanded its portfolio of commercial products and services, as detailed in Item 1. “Business — Products and Services” above, and rebuilt its sales and marketing work force under new executive leadership. The Company has targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act, a 1996 law that requires Protected Health Information to be safeguarded over open networks, are driving demand. The privacy regulations for this law took effect in April 2003.

      In July 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise which provides electronic prescription solutions for the healthcare industry. This acquisition enables the Company to expand its services into the e-prescription marketplace, which is expected to grow significantly as more physicians are leveraging technology in delivering care, coupled with the fact that the number of prescriptions written annually in the United States continues to increase. In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. This acquisition enables the Company to add a robust feature set to its anti-spam, anti-virus, and content filtering services while expanding its offerings to include Web filtering. Both PocketScript and Elron Software have incurred operating losses in recent years.

      The foundation of the Company’s business model is centered around the financial leverage expected to be generated by its various subscription and transaction based revenues that are believed to be predominantly recurring in nature and an efficient cost structure for its secure data center operations, the core of which is expected to remain relatively stable. Subscription fees are generally expected to be collected annually at the beginning of the subscription period and are recognized as revenue on a prorated basis over the length of the subscription period.

      Anacom Communications, Inc. (“Anacom”), a privately-held provider of real-time transaction processing services to Internet merchants purchased by the Company in October 1999, ceased operations in June 2001. Anacom was purchased in conjunction with the Company’s development of a potential product, ZixChargeTM, which was never commercially released. Operating losses and liquidity have been favorably impacted by Anacom’s shut-down, as Anacom recorded operating losses, excluding non-cash charges, of $1,091,000 for 2001.

      Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2002 and 2003, the Company and its recent acquisitions have incurred significant operating losses during their development stage activities and the utilization of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2004.

Results of Operations

Continuing Operations

Revenues

      The Company was in the development stage and had no significant revenues in 2001 and 2002. Substantially all of the Company’s revenues in 2001 were generated by Anacom, which ceased operations in June 2001. The Company first began charging for its secure e-messaging products and services in the first quarter of 2001. Revenues from subscription services are recognized as the services are rendered. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. Revenues for 2002 of $1,672,000 were primarily comprised of the amortization of subscription fees generated from U.S. businesses and $936,000, or 56% of annual revenues, resulting from the pro-rata recognition of the future minimum payments associated with the Company’s Marketing and Distribution Agreement (the “Marketing Agreement”) with Entrust, Inc. (“Entrust”). Additionally, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. (“911”), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment previously received from 911 was included in 2002 revenues.

      Revenues increased from $1,672,000 in 2002 to $5,840,000 in 2003 due primarily to an increase of approximately $2,846,000 in amortization of secure e-messaging subscription fees generated from new U.S. corporate customers primarily in the healthcare sector, $288,000 associated with the cancellation of the Company’s Japanese distributor agreement, and $706,000 in email content and Web filtering software sales as well as $544,000 in related maintenance following the acquisition of Elron Software on September 2, 2003. Deferred maintenance revenue acquired in connection with the acquisition of Elron Software was recorded at $776,000, its fair value on the acquisition date in accordance with generally accepted accounting principles, resulting in a 59% reduction in the pre-acquisition balance. Therefore, assuming the affected product maintenance contracts are renewed, reported maintenance revenue should begin to increase quarter over quarter in the near term as the full contract values of such renewal contracts are amortized ratably to revenue. Elron Software products are offered to customers under perpetual license agreements. The Company recognizes revenue on these arrangements after all of the following occur: persuasive evidence that an arrangement exists, the software is delivered, collection is probable, fees are fixed and determinable, and vendor-specific objective evidence of fair value (VSOE) exists to allocate the total fees to the elements of the arrangement. These software licenses are sold as part of a multiple element arrangement that includes annual maintenance, and often times implementation or training services. Where VSOE has not been established for certain elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the full fair value related to the undelivered elements and recognize as revenue the remaining portion of the arrangement value through application of the residual method. Evidence of VSOE for implementation and training services is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon current contract renewal rates. The Company recognizes maintenance revenue over the term of the maintenance agreement, generally one year.

      Quarterly service revenues from January 2002 through June 30, 2003 included $234,000 per quarter resulting from the pro-rata recognition of certain minimum payments associated with the Marketing Agreement with Entrust. These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate their Marketing Agreement, because the Marketing Agreement, as structured, no longer served their respective business interests. In connection with the termination of the Marketing Agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled. As a result of the termination of this contract service revenues for the third quarter of 2003 included $296,000, which represents the final revenues to be recognized under this contract. Entrust accounted for 13% of the Company’s revenues in 2003.

      In 2003, the Company organized HealthyEmail, Inc., a nonprofit organization established for the purpose of promoting the responsible use of email in the healthcare sector. HealthyEmail, Inc. and the Company have committed to provide ZixMail licenses at no cost to physicians and two members of their office staff for a two year period to enable the healthcare industry to meet HIPAA privacy requirements, which could potentially have an impact on the Company’s revenue opportunities and overall sales margins.

      The Company’s end-user order backlog as of December 31, 2003, which includes deferred revenue on the Company’s consolidated balance sheet, increased to approximately $13,000,000, which includes approximately $4,900,000 associated with its newly acquired products and services including electronic prescription solutions, email content filtering and Web filtering. The Company’s backlog is comprised mainly of service contracts for product maintenance and support, secure messaging, and electronic prescription solutions. Approximately 65% to 75% of this backlog is expected to be recognized as revenue in 2004, reflecting a mix between single and multi-year service contracts and the anticipated timing of the deployment of e-prescribing services.

      The Company currently generates revenues from the sale of perpetual software licenses, transaction fees associated with providing e-prescription solutions, and service-based contracts for product maintenance, secure messaging, and e-prescription solutions which are amortized to revenue ratably over their respective service periods. Management uses several general metrics to estimate future revenue growth. These metrics include: technology adoption rates in the markets served by the Company, overall order input, renewal rate (customer retention) of service contracts, mix of single or multi-year service contracts and deployment statistics for the Company’s products and services. As the market for e-prescription solutions matures, the deployment of e-prescribing devices to physicians and the prescription volume written by such physicians are important metrics, as the device and its use are a platform for various revenue sources.

Cost of Revenues

      Cost of revenues decreased from $14,996,000 in 2001 to $8,999,000 in 2002 primarily due to a non-recurring, non-cash charge of $3,000,000 for the write-off of digital identification certificates in 2001 and the reduction of $1,969,000 in non-cash charges for depreciation and amortization of property and equipment resulting from certain data center equipment becoming fully depreciated during 2002. The certificates that were written-off did not enter into the sales and marketing plans established by the Company’s then new executive management team. Further, these certificates were not a component of the Company’s product set, and their write-off had no effect on future operations.

      The net decrease in cost of revenues from 2002 to 2003 of $788,000 consists of a $3,367,000 decrease in non-cash expenses offset by an increase of $2,579,000 in cash expenses. The decrease in non-cash expenses to $2,755,000 was primarily due to a reduction in depreciation and amortization of property and equipment of $3,696,000 resulting from certain data center equipment becoming fully depreciated, which was partially offset by $289,000 for amortization of intangible assets associated with the 2003 acquisitions of PocketScript and Elron Software. The 2003 increase in cash expenses is due primarily to personnel additions totaling $1,676,000 which were necessary to expand the Company’s deployment and client services capabilities to support the order growth of the Company’s secure messaging products and services. Additionally, with the Company’s increased volume of business coupled with the 2003 acquisitions of PocketScript and Elron Software, 2003 cash expenses have increased over 2002 by approximately $270,000 in each of the areas of travel, data center maintenance and support and outside consultants, including professional fees associated with the Company obtaining the AICPA SysTrustTM certification.

      A significant portion of the Company’s cost of revenues has not been and is not expected to be directly variable to the revenue generated, such as the cost of operating and maintaining the ZixSecure Center which is currently not fully utilized. Accordingly, costs associated with the data center are expected to grow at a much slower pace than revenue. However, cost of revenues also includes the activities of field deployment, professional services and customer service and support, which in the near term are expected to grow at rates substantially equivalent to the Company’s revenue growth rate. Other than the non-cash amortization of the fair value of developed technology acquired with the purchase of Elron Software, cost of revenues related directly to software sales has not been significant.

Research and Development Expenses

      Research and development expenses decreased from $9,019,000 in 2001 to $6,180,000 in 2002 primarily due to decreases in third party consulting expenditures totaling $2,333,000 and reduced employee recruitment expenses of $396,000. Non-cash expenses increased $410,000 from $1,435,000 in 2001 to $1,845,000 in 2002 due to a charge of $762,000 for the cost to license certain patents held by Tumbleweed Communications Corp., partially offset by a $352,000 reduction in depreciation and amortization of property and equipment that became fully depreciated during 2002.

      The net decrease in research and development expenses from 2002 to 2003 of $284,000 is due primarily to a $1,469,000 reduction in non-cash expenses consisting primarily of a $737,000 decrease in depreciation and amortization of property and equipment resulting from certain computer equipment becoming fully depreciated and a $762,000 charge in 2002 for the cost to license certain patents held by Tumbleweed Communications Corp. These decreases in non-cash expenses were partially offset by increased cash expenses of $1,185,000, most of which consisted of personnel costs resulting from the acquisitions of PocketScript and Elron Software in the third quarter of 2003.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased from $29,892,000 in 2001 to $19,335,000 in 2002, but increased slightly to $19,907,000 in 2003.

      The net decrease in selling, general and administrative expenses from 2001 to 2002 amounted to $10,557,000. Expenses, excluding non-cash expenses, decreased $4,859,000 in 2002 primarily due to reduced discretionary advertising expenditures of $3,453,000 resulting from the Company’s participation in fewer trade shows in 2002 and the April 2002 cancellation of the Yahoo! Inc. advertising commitment initiated in 2000, all part of the Company’s efforts to re-evaluate and redirect its advertising and marketing efforts. Also contributing to the decrease between years were Anacom expenditures of $532,000 that were eliminated in 2002 following cessation of Anacom’s operations in June 2001 and decreased employee recruitment expenditures of $333,000. In the third quarter of 2002, the Company established an office in Ottawa, Ontario, Canada, as a result of hiring available talent in the region to expand the Company’s sales and professional services capabilities. In late 2002, the Company began expanding its marketing reach into the healthcare community by adding personnel to the sales organization. Non-cash charges between 2001 and 2002 decreased by $5,698,000 primarily due to a decrease in stock-based compensation related to stock option grants for employees and third party service providers of $7,886,000, partially offset by $1,935,000 of non-recurring costs in 2002 related to Yahoo! Inc. and a non-recurring reduction in expenses in 2001 of $1,101,000 related to Anacom, which ceased operations in June 2001.

      The net increase in selling, general and administrative expenses from 2002 to 2003 amounted to $572,000. Expenses, excluding non-cash expenses, increased $3,633,000 in 2003 primarily due to increased personnel costs of approximately $2,900,000 consisting of $1,359,000 resulting from the acquisitions of PocketScript and Elron Software in the third quarter of 2003 and $1,541,000 associated with the Company’s expansion of its sales organization which began in late 2002. In 2003, due to increased sales activity, headcount increases and the acquisitions of PocketScript and Elron Software, additional cost increases were incurred for travel, facility costs and advertising and promotion totaling $732,000, $509,000 and $403,000, respectively, including expenditures associated with the Company’s HealthyEmail initiative. The Company’s legal professional services decreased by $873,000 in 2003 primarily due to the elimination of outside legal fees associated with the Company’s lawsuit with Visa U.S.A., Inc. and Visa International Service Association, which was concluded in 2002. Non-cash charges between 2002 and 2003 decreased by $3,061,000, to $1,580,000, primarily due to a $1,937,000 decrease in stock-based compensation related to stock option grants for employees and third party service providers and $1,935,000 for non-recurring costs recorded in 2002 related to the Yahoo! Inc. advertising arrangement, partially offset by $159,000 for amortization of intangible assets associated with the 2003 acquisitions of PocketScript and Elron Software and $484,000 in non-cash compensation expense resulting from the Company implementing a program in the third quarter of 2003 whereby non-executive employees were paid certain compensation, such as sales commissions, with the Company’s common stock rather than cash.

Investment and Other Income

      Investment income decreased from $2,187,000 in 2001 to $319,000 in 2002 and further decreased to $138,000 in 2003. The continual decrease between years is primarily due to the decrease in invested cash and marketable securities and lower interest rates.

Interest Expense

      Interest expense incurred in 2002 totaled $2,141,000 resulting from the issuance of $8,000,000 in Convertible Notes. Due to a significant issuance discount on the Convertible Notes, primarily due to the fair value of associated warrants totaling $1,148,000 using the Black-Scholes option pricing model, the Company recorded a non-recurring, non-cash charge of $1,698,000 representing the beneficial conversion feature resulting from the Convertible Notes being convertible into 2,116,402 shares of common stock at an effective price less than the fair market value of the common stock on the date the Convertible Notes were issued. In the fourth quarter of 2002, the noteholders converted the Convertible Notes and related accrued interest into 2,141,811 shares of the Company’s common stock.

Realized and Unrealized Gains (Losses) on Investments

      Realized and unrealized losses on investments in 2001 primarily represents an impairment write-off of the Company’s $5,000,000 related party investment in Maptuit Corporation (“Maptuit”). In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit. In June 2003, the Company exchanged the $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash and, in January 2004, the Company exchanged the remaining one million shares of Maptuit’s common stock for $70,000 in cash.

Income Taxes

      Income taxes on the loss from continuing operations in 2001, 2002 and 2003 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company’s income tax expense for 2003 of $148,000 represents non-U.S. taxes payable resulting from the operations of the Company’s Canadian subsidiary established in late 2002. The $269,000 current tax benefit recorded in 2002 resulted from legislative changes extending the net operating loss carry-back period from two years to five years. The Company has fully reserved its U.S. net deferred tax assets in 2001, 2002 and 2003 due to the uncertainty of future taxable income. There may be limitations on our ability to fully utilize our substantial net operating loss carryforwards against any future taxable income, including potential limitations due to ownership changes as defined in Section 382 of the Internal Revenue Code.

Loss from Continuing Operations

      As a result of the foregoing, the Company experienced losses from continuing operations of $56,794,000 in 2001, $34,299,000 in 2002 and $27,667,000 in 2003.

Discontinued Operations

      The Company sold all of its remaining operating businesses during 1998 realizing follow-on gains of $48,000, $862,000 and $89,000 in 2001, 2002 and 2003, respectively.

Liquidity and Capital Resources

      Net cash used by continuing operations was $18,745,000 in 2003 compared to $19,759,000 in 2002. The improvement in operating cash flows in 2003 was primarily due to a 19% reduction in the Company’s loss from continuing operations totaling $6,632,000, a decrease in receivables resulting from the January 2003 collection of $1,000,000 from Entrust, Inc. and an increase in non-acquired deferred revenue of approximately $2,985,000 as a result of increased sales of prepaid service contracts. Substantially offsetting these increases was a $10,548,000 reduction in 2003 non-cash operating expenses in the areas of depreciation and amortization, stock-based compensation, vendor obligations paid in common stock and certain non-cash charges for interest expense associated with the Company’s convertible note outstanding during 2002. Depreciation expense has continued to decrease as the Company’s data center equipment becomes fully depreciated. Net cash used by operating activities in 2003 was funded primarily by existing cash resources and financing activities described below.

      Net cash flows used in investing activities during 2003 of $779,000 were attributable to purchases of property and equipment totaling $2,252,000 partially offset by non-recurring cash flows of $1,000,000 acquired in the purchase of Elron Software and $530,000 received as partial recovery of the Company’s investment in Maptuit Corporation. The recent trend for a reduced level of additions for property and equipment reversed in 2003, as expected, as the Company upgraded certain computer hardware in its data center and acquired computer equipment to satisfy customer orders for the Company’s products and services, primarily ZixVPM and ZixWorks.

      Net cash provided by financing activities in 2003 was comprised of $5,608,000 from a mid-year private placement of common stock and warrants, and proceeds of $12,965,000 from the exercise of stock options and warrants to purchase 2,358,968 shares of the Company’s common stock at an average price per share of $5.50. Separately, on September 30, 2003, the Company elected to convert the remaining $4,925,000 of Series A and Series B convertible preferred stock and related accrued dividends into 1,270,585 shares of the Company’s common stock at $4.07 and $3.76 per share, respectively. Additionally, in 2003, the Company used equity securities valued at $8,719,000 to acquire substantially all of the assets and businesses of PocketScript and Elron Software.

      The Company’s cash requirements consist principally of funding the Company’s operating losses as it pursues a leadership position in the emerging markets in which it operates and capital expenditures, primarily for data center expansion and refurbishment and for computer equipment to support new customer orders. The

Company anticipates further losses in 2004 and the utilization of cash resources for operating activities continues at a substantial level. To complement and expand our business and product offerings, the Company acquired the assets and the businesses of PocketScript, Elron Software and MyDocOnline in July 2003, September 2003 and January 2004, respectively, in exchange for certain equity securities of the Company. While no significant cash was required to make these acquisitions, each of these businesses have incurred operating losses in recent years. The Company expects to significantly and quickly reduce the substantial historical operating losses of MyDocOnline based upon a reduced number of employees and contractors, strategic expense cuts, expected increases in sales volumes and anticipated cost synergies with its existing businesses. See Notes 2 and 15 to the consolidated financial statements included herein.

      At December 31, 2003, the Company had cash and marketable securities totaling $13,852,000, no debt and total liabilities, excluding deferred revenue, of $3,738,000. Subsequent to year end, through March 9, 2004, as a result of the exercise of stock options and warrants, the Company’s liquidity improved as it received proceeds of $10,318,000 in exchange for 1,262,023 shares of the Company’s common stock. On March 9, 2004, there are currently exercisable warrants and stock options, with an exercise price per share of $10.00 or less, to acquire approximately 4,100,000 shares of the Company’s common stock, at an average price of approximately $5.35 per share, which if exercised would result in a significant level of additional new funding for the Company. Additionally on January 30, 2004, in connection with the acquisition of MyDocOnline, the Company received $7,000,000 in cash from Aventis, Inc., a former affiliate of MyDocOnline. Aventis loaned the Company $3,000,000, due March 2007, which is payable in either cash or shares of common stock at the option of the Company and may be prepaid by the Company anytime without penalty. Additionally, Aventis entered into a three-year service contract with the Company for a minimum commitment of $4,000,000 for the performance by the Company of various services pursuant to a Master Services Agreement. At Aventis’ discretion, the loan may be paid in the form of additional services provided to Aventis by the Company in accordance with the Master Services Agreement. The loan and the Company’s obligations associated with the Master Services Agreement are secured by a lien on the Company’s accounts receivables and property and equipment. On March 9, 2004, the total of the Company’s cash and marketable securities was approximately $25,800,000.

      The amount of the Company’s future cash requirements depend primarily on the market acceptance of its products and services and the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of our products and services and resources devoted to sales and marketing including discretionary advertising initiatives. The Company expects the market for its products and services to expand as the business community recognizes the importance of privacy and security for their electronic communications and as electronic prescription initiatives mature in the marketplace. In the future the Company may need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both. The Company will continue to consider various capital funding alternatives to strengthen its financial position. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for shares of the Company’s common stock. The Company currently has no existing credit facilities. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

      The following table aggregates the Company’s material contractual cash obligations as of December 31, 2003:

	Payments Due by Period

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter

Operating leases	$1,143,000	$1,055,000	$867,000	$844,000	$844,000	$1,291,000
Purchase obligations	476,000	68,000	67,000	—	—	—

Total contractual obligations	$1,619,000	$1,123,000	$934,000	$844,000	$844,000	$1,291,000

      The Company has severance agreements with certain employees which would require the Company to pay approximately $3,275,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.

Critical Accounting Policies and Estimates

      The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described below.

Long-Lived Assets and Goodwill

      The Company’s long-lived assets, comprised of intangibles and property and equipment aggregating $6,740,000 or 26% of total assets at December 31, 2003, are periodically reviewed for impairment, by comparing the carrying value of the asset with its estimated fair value. The potential impairment is measured based on a projected discounted cashflow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows.

      Goodwill, totaling $4,321,000, represents the cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software. The Company will evaluate its goodwill for impairment annually as of October 1, beginning in 2004, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the business unit to which the goodwill relates to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit and market values of comparable businesses where available. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. There has been no change to the carrying amount of goodwill since its origination in September 2003.

      Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.

Deferred Tax Assets

      As required by Statement of Financial Accounting Standards No. 109, the Company recognizes deferred tax assets on its consolidated balance sheet if it is “more likely than not” that the subject net operating loss carry forwards and unused tax credits will be realized on future federal income tax returns. At December 31, 2003, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $69,822,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.

Revenue Recognition

      General. The Company develops, markets, licenses and supports computer software products and services. Certain of the Company’s products and services, such as ZixMail, ZixVPM, ZixPort, ZixWorks and its newly acquired electronic subscription solutions are offered on a subscription basis. The Company’s subscription service includes delivering licensed software and providing customer support and secure email solutions throughout the subscription period. The customer generally is provided an appliance with pre-installed software or contractually subscribes to data center resident service capability and capacity. Subscriptions to date have generally been annual non-refundable contracts with no automatic renewal provisions. The subscription period begins on the date specified by the parties. Revenues from subscription services are recorded as the services are rendered. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. Transaction fees associated with the electronic prescription service are recognized as revenue when the transaction occurs.

      The Company also sells anti-spam and Web filtering products to customers under perpetual license agreements. The Company recognizes revenue on these arrangements after all of the following occur: persuasive evidence that an arrangement exists, the software is delivered, collection is probable, fees are fixed and determinable, and vendor-specific objective evidence of fair value (VSOE) exists to allocate the total fees to the elements of the arrangement. These software licenses are sold as part of a multiple element arrangement that includes annual maintenance, and often times implementation or training services. Where VSOE has not been established for certain elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the full fair value related to the undelivered elements and recognize as revenue the remaining portion of the arrangement value through application of the residual method. Evidence of VSOE for implementation and training services is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon current contract renewal rates. The Company recognizes maintenance revenue over the term of the maintenance agreement, generally one year.

      Multiple element arrangements. In the near term, the Company expects that a larger percentage of its revenues will be derived from customers purchasing a combination of software under perpetual license agreements and related services including product maintenance and secure messaging services. The Company determines the fair value of each of the contract deliverables using VSOE which requires significant judgment when selling and pricing products and services in emerging markets where increasing competition and technology changes are commonplace. VSOE for each element is based on the price for which the Company will sell the element on a stand-alone basis. If the Company determines that it does not have VSOE on an undelivered service element of an arrangement, the Company will delay revenue recognition from the software sale and amortize it to revenue ratably over the service period of the related service deliverable. This occurrence could materially impact our future financial results depending on the significance of software sales to our mix of total revenues.

Business Acquisitions

      During 2003, the Company completed two acquisitions using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by management, generally based upon information supplied by the management of the acquired entities and in one instance a valuation prepared by independent appraisal experts. The fair values have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. In connection with these acquisitions, we have recorded a significant amount of intangible assets and goodwill.

Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an effect on the Company’s results of operations or its financial position.

Risks and Uncertainties

We continue to use significant amounts of cash.

      Since 1999, we have been developing and marketing products and services that bring privacy, security and convenience to Internet users, with a particular focus in the healthcare sector. Our businesses operate in emerging markets, and developing these businesses is costly and the market is highly competitive. Emerging market businesses involve risks and uncertainties, and there are no assurances that we will be successful in our efforts. We have experienced significant operating losses in recent years and utilization of cash resources continues at a substantial level. ZixCorp anticipates further losses in 2004.

Our recent acquisitions of three companies may require us to invest significant resources to make them successful.

      In July 2003, we acquired substantially all of the assets of PocketScript, a provider of electronic prescription solutions for the healthcare industry; in September 2003, we acquired substantially all of the assets of Elron Software, a provider of anti-spam, email content filtering and Web filtering solutions; and in late January 2004, we acquired substantially all of the assets of MyDocOnline, a provider of secure Web-based communications and laboratory information solutions. PocketScript and MyDocOnline are start-up ventures in emerging markets. While Elron has been in business for a number of years, its revenues have declined in recent years. PocketScript, Elron, and MyDocOnline have incurred operating losses in recent years. The ability to increase the companies’ revenues in the near future is largely dependent upon, in Elron’s case, whether our efforts to bring enhanced and new products to market are successful, and in the case of PocketScript and MyDocOnline, whether we are able to develop the market for their products and services. Our challenge is to make these new subsidiaries profitable. To do so may require us to invest significant resources, including significant amounts of cash, and there are no assurances that these subsidiaries will become profitable in the near term.

The market may not broadly accept our products and services, which would prevent us from operating profitably.

      We must be able to achieve broad market acceptance for our products and services in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure e-messaging protection and transaction businesses similar to our Zix branded business that currently operates at the scale that we would require, at our current expenditure levels and pricing, to become profitable. As previously noted, PocketScript and MyDocOnline are start-up ventures in emerging markets. There is no assurance that our products and services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate profitably.

Competition in our businesses is expected to increase, which could cause our business — including the business of our recently acquired subsidiaries — to fail.

      Our Zix branded solutions are targeted to the secure e-messaging protection and transaction services market. Elron’s product solutions have enabled us to enhance our Zix branded protection management services by adding a new feature set to our anti-virus, anti-spam and email content filtering services while expanding our offering to include URL filtering. Our PocketScript and MyDocOnline businesses are targeted toward the emerging markets for electronic prescriptions and online communication among the healthcare community. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, an increasing number of competitors have entered the market.

      Although there are many large, well-funded participants in the information technology security industry, few currently participate in the secure e-messaging protection and transaction services market in which our Zix branded solutions compete. Most other product-only solutions in this market require extensive increases in overhead to implement and deploy them. In addition, our Zix branded solutions can be made operational in a very short period of time compared to the longer procurement and deployment cycles common with the solutions of many of our competitors. Our service and product offerings are focused on the secure communications market, including secure e-messaging and protection management. Companies that compete with our Zix branded secure e-messaging and protection business include content management and secure delivery companies, such as Authentica, Inc., Certified Mail, Sigaba Corporation and Tumbleweed Communications Corp., and other messaging/spam protection participants such as BrightMail Incorporated, CipherTrust, Inc., ClearSwift Limited, FrontBridge Technologies, Inc., MessageLabs, Postini, Inc., NetIQ Corp. and SurfControl Incorporated.

      Our Zix branded products and Elron products also compete with several product companies that deliver anti-virus solutions that may also contain limited email messaging/spam protection capabilities, including Network Associates, Inc. (McAfee), Sophos, Inc., Symantec Corporation and Trend Micro, Inc. We also compete with companies that offer Web filtering products, such as Secure Computing Corporation, SurfControl Incorporated, Websense, Inc. and NetIQ Corp.

      In addition, we face competition from vendors of Internet server appliances, operating systems, networking hardware, network management solutions and security software, many of which now, or may in the future, develop or bundle secure e-messaging, messaging/spam protection and/or Web filtering capabilities into their products.

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

      Our PocketScript electronic prescription management services allow health care payors to effectively deliver drug information to physicians at the point of care, enabling providers to work more effectively within established formularies. Our PocketScript services, targeted to the e-prescription marketplace, are expected to grow as more physicians are leveraging technology in delivering healthcare services, coupled with the fact that the number of prescriptions written annually in the United States continues to increase. Participants in the e-prescribing space include AllScripts Healthcare Solutions, Ramp Corporation, Dr. First, Inc. and iScribe (a division of AdvancePCS).

      Our recently acquired MyDocOnline business offers a variety of Internet-based healthcare services. MyDocOnline Connect is a subscription-based Web service that allows patients and physicians to securely communicate online. Connect helps patients become more active, informed participants in their own health. Communication features offered by the service cover the spectrum of patient needs and include: online doctor visits, administrative questions, appointment requests, billing questions, prescription requests, and referral requests. The service also offers a host of educational, interactive content features that deliver condition-

specific health information to patients. Connect competitors include Medem, Inc., RelayHealth Corporation and MedFusion, Inc. with respect to the communication features, and WebMD Corporation with respect to the content resources. We believe that Connect offers superior services in the online doctor visit arena with the comprehensiveness of the templates; its ability to intelligently evaluate symptoms, interface with electronic medical records, control template availability at a granular level, and enable patients to include their health history; and its compatibility with the vast number of business/financial arrangements that exist in the healthcare industry. Nevertheless, we expect to face increasing competition in this arena and our competitors may develop products and services that are perceived to be better than ours.

      Dr. Chart, also a Web-based communication tool, connects healthcare providers and laboratories by allowing doctors to initiate lab orders, check medical necessity compliance and view results rapidly and accurately using a secure Internet connection. Dr. Chart also automatically integrates patient information, customizes requisition formats for individual practices, automatically prints specimen labels, automatically checks Medicare compliance and provides an up-front Advanced Beneficiary Notification (ABN) at point of order and allows labs to enhance reporting with historical analyses, trending, and graphing. Dr. Chart seamlessly integrates into labs’ current systems and is fully customizable. Competitors include: 4Medica, Inc., Cerner Corporation and Misys plc. All of the competitors offer the same basic services that Dr. Chart offers, although we believe that Dr. Chart is superior to services offered by its competitors because of the flexibility of the product, expertise in interfacing to other systems, and duration and breadth of experience delivering Internet-based orders and solutions to labs nationwide. Nevertheless, we expect to face increasing competition in this arena and our competitors may develop products and services that are perceived to be better than ours.

Our inability to successfully and timely develop and introduce new e-messaging protection and transaction products and related services and to implement technological changes could harm our business.

      The emerging nature of the secure e-messaging protection and transaction services business and its rapid evolution, require us continually to develop and introduce new products and services and to improve the performance, features and reliability of our existing products and services, particularly in response to competitive offerings. Our Elron business, while having a significant customer base and meaningful revenues, has not been profitable in recent years under its prior ownership.

      We also have under development new feature sets for our current Zix branded product line and service offerings and are considering new secure e-messaging products and services. By adding Elron’s product line to our current service offerings, we will be able to accelerate the development time we would have otherwise needed to build additional feature sets into our Zix branded product and service offerings. The success of new or enhanced products and services depends on several factors — primarily, market acceptance. We may not succeed in developing and marketing new or enhanced products and services that respond to competitive and technological developments and changing customer needs. This could harm our business.

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

If health care providers fail to adopt the PocketScript and MyDocOnline Care Delivery Solutions, we will fail to achieve the critical mass of physicians and patients to build a successful business.

      Our PocketScript electronic prescription management services and our MyDocOnline services are targeted to the emerging market for providing secure communications among healthcare providers to deliver information in an efficient, economical manner. These are emerging markets, and the success of our

PocketScript and MyDocOnline services is dependent, in large measure, on physicians and other healthcare providers changing the manner in which they conduct their medical practices by beginning to use secure wireless and Internet communications channels to communicate with their patients, medical laboratories, payors, drug formularies, and others. Our challenge is to make these new businesses profitable. To do so may require us to invest significant resources, including significant amounts of cash, and there are no assurances that these businesses will become profitable in the near term.

Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and upgrade our systems to meet increased use, which would result in reduced revenues.

      While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point we may be required to expand and upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network, particularly since we have significantly expanded our potential customer base by our recent acquisition of PocketScript and MyDocOnline, whose service offerings will be supported by our ZixSecure Center, once we transition the data center operations of PocketScript and MyDocOnline to this facility. In addition, we may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not timely and appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our products and services.

      Our business depends on the uninterrupted operation of our centers — currently, our ZixSecure Center located in Dallas, Texas; the Austin, Texas data center used for fail-over and staging of new customers of our Zix branded services; the Dallas, Texas co-location facility that supports the operations of our recently acquired MyDocOnline business; and the data center that supports the PocketScript operations. We must protect these centers from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. Any damage or failure that causes interruptions in our data centers’ operations could materially harm our business, financial condition and results of operations.

      In addition, our ability to issue digitally-signed certified time-stamps and public encryption codes in connection with our Zix branded products and services and to support PocketScript’s e-prescribing services and MyDocOnline’s services depends on the efficient operation of the Internet connections between customers and our data centers. We depend on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

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

      Secure messages sent through our ZixPort and ZixMessage Center messaging portals, in connection with the operation of our secure e-messaging protection and transaction services, will reside, for a user-specified period of time, in our secure data center network; individual prescription histories transmitted through our PocketScript system will reside in our secure data center network; and the personal healthcare information transmitted through our MyDocOnline system will reside in our secure data center network. Any physical or electronic break-ins or other security breaches or compromises of this information could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

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

      We subject our Zix branded products and services to quality assurance testing prior to product release. There is no assurance that the quality and assurance testing previously conducted by the businesses we recently acquired on their current products and services conform to our standards for quality assurance testing. Regardless of the level of quality assurance testing, any of our products and services could contain undetected defects or errors. This could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could prevent us from implementing our business model and achieving the revenues we need to operate profitably.

Public key cryptography technology is subject to risks.

      Our Zix branded products and services, the PocketScript e-prescription service and the MyDocOnline businesses employ, and future products and services may employ, public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require us to make significant changes to our products, which could damage our reputation and otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This, or related, publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.

We depend on key personnel.

      We depend on the performance of our senior management team — including our chairman and chief executive officer, John A. Ryan; our president and chief operating officer, Richard Spurr and their direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain and motivate these individuals. There are no binding agreements with any of our employees which prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

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

      Furthermore, boards of pharmacy in the various states in which our PocketScript and MyDocOnline businesses operate regulate the process by which physicians write prescriptions. While regulations in the states in which these businesses currently generally operate permit the electronic writing of prescriptions, such regulations could be revised in the future. Moreover, regulations in states in which these businesses do not currently operate may not be as favorable and may impede our ability to develop business in these states. Furthermore, future state or federal regulation could mandate standards for the electronic writing of prescriptions or for the secure electronic transmittal of personal health information through the Internet that our technology and systems do not comply with, which would require us to modify our technology and systems.

Our stock price may be volatile.

      The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last year. As of February 13, 2004, there was a short position in our common stock of 6,836,222 shares.

Our directors and executive officers own a substantial percentage of our securities. Their ownership could allow them to exercise significant control over corporate decisions and to implement corporate acts that are not in the best interests of our shareholders as a group.

      Our directors and executive officers beneficially own shares of our securities that represent approximately 17.6% of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a former director and father of a current director (Antonio R. Sanchez III), and current beneficial owner of approximately 8.7% of our outstanding common stock, and John A. Ryan, our chairman and chief executive officer. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

A private investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

      George W. Haywood, a private investor, beneficially owns approximately 16.0% of our outstanding common stock. Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

Further issuances of equity securities may be dilutive to current shareholders.

      At some point in the future we may determine to seek additional capital funding or to acquire additional businesses. These events could involve the issuance of one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our common stock. In addition, we incentivize employees and attract new employees by issuing options to purchase our shares of common stock. Therefore, the interest of our existing shareholders could be diluted by future stock option grants to employees and any equity securities issued in capital funding financings or business acquisitions.

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

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      This document contains “forward-looking statements” within the meaning of Section 27A of the Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “plan,” “should,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” and other similar words. Such forward-looking statements may be contained in the “Risks and Uncertainties” section above, among other places.

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

      The Company does not believe that it faces material market risk with respect to its cash investments and marketable securities, which totaled $13,852,000 and $14,832,000 at December 31, 2003 and 2002, respectively. These investments, which mature at various dates through June 2004, primarily consist of commercial paper, daily money market funds, asset-backed securities and a U.S. government security, and do not include derivative financial instruments or derivative commodity instruments as such terms are defined by the SEC in applicable regulations. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any interest rate market risk management activities. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company’s operating results or cash flows due to the short-term, high credit quality nature of the Company’s cash investments and marketable securities.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item begins on page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

Item 9A.	Controls and Procedures

      Disclosure Controls and Procedures. The Company maintains controls and procedures designed to provide reasonable assurance that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to provide reasonable assurance that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

      Internal Control over Financial Reporting. During the three months ended December 31, 2003, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Certain of the information required by this Item is incorporated by reference from the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Who are our directors, director nominees, executive officers and significant employees?” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2004 Proxy Statement.

      The members of the Company’s audit committee are Michael E. Keane, Senior Vice President and Chief Financial Officer, UNOVA, Inc.; James A. Marston, a private investor; and Dr. Ben G. Streetman, Dean, College of Engineering at The University of Texas at Austin. More information about the business experience of Messrs. Keane, Marston, and Streetman can be found in the Company’s 2004 Proxy Statement under the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Who are our directors, director nominees, executive officers and significant employees?,” which is incorporated herein by reference. Mr. Keane, chairman of the audit committee, has been determined to be an “audit committee financial expert,” as such term is defined in applicable rules and regulations, by virtue of his business experience, including his current position as Senior Vice President and Chief Financial Officer, UNOVA, Inc. The Company has also determined that Mr. Keane is “independent” as such term is defined in applicable rules and regulations.

      The Company has a code of ethics for the Company’s chief executive officer and senior financial officers. A copy of the code is available on the Company’s Web site www.zixcorp.com under “Corporate Governance.” Any waiver of the code will be publicly disclosed as required by applicable law and regulation.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference from the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — How much stock do our principal stockholders, directors, director nominees and executive officers own?” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information” in the Company’s 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference from the section “CORPORATE GOVERNANCE — What is the role of our Board’s committees?” in the Company’s 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

      (a)(3) Exhibits

Exhibit
Number		Description

2.1	—	Asset Purchase Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script L.L.C. (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Form 8-K, dated July 23, 2003, and incorporated herein by reference.
2.2	—	Asset Purchase Agreement, dated September 2, 2003, among Zix Corporation, Zix Acquisition Corporation, Elron Software, Inc., Elron Electronic Industries, Ltd., and Elron Software (2000), Ltd. (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Form 8-K, dated September 4, 2003, and incorporated herein by reference.
2.3	—	Asset Purchase Agreement, dated as of January 30, 2004, by and among Zix Corporation, MyDocOnline, Inc., Aventis Pharmaceuticals Holdings Inc., and Aventis Pharmaceuticals Inc. (excluding schedules and exhibits). Filed as Exhibit 2.1 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference.
3.1	—	Articles of Amendment to the Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on August 1, 2002. Filed as Exhibit 3.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference. Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on December 4, 2001. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
3.2	—	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
4.1	—	Specimen certificate for common stock of Zix Corporation. Filed as Exhibit 4.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

Exhibit
Number			Description

4.2		—	Form of Common Stock Warrant Certificate. Filed as Exhibit 4.1 in Zix Corporation’s Registration Statement on Form S-3 (Commission No. 333-83934), dated March 7, 2002, and incorporated herein by reference.
4.3		—	Form of Warrant, dated September 18, 2002, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. Filed as Exhibit 4.2 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.
4.4		—	Form of Warrant, dated September 18, 2002, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. Filed as Exhibit 4.6 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.
4.5		—	Form of Warrant to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. Filed as Exhibit 4.2 to Zix Corporation’s Form 8-K, dated March 4, 2003, and incorporated herein by reference.
4.6		—	Form of Warrant to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. Filed as Exhibit 4.4 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference.
4.7		—	Secured Promissory Note of Zix Corporation to Aventis Inc., dated January 30, 2004, in the original principal amount of $3,000,000. Filed as Exhibit 4.1 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference.
4.8		—	Security Agreement, dated as of January 30, 2004, by and between Zix Corporation and Aventis Inc. Filed as Exhibit 4.3 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference.
4.9		—	Registration Rights Agreement, dated September 16, 2002, by and among Zix Corporation and the Investors named therein. Filed as Exhibit 4.3 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.
4.10		—	Registration Rights Agreement, dated September 17, 2002, by and among Zix Corporation and the Buyers named therein. Filed as Exhibit 4.7 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.
4.11		—	Registration Rights Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script, L.L.C. Filed as Exhibit 4.2 to Zix Corporation’s Form 8-K, dated July 23, 2003, and incorporated herein by reference.
4.12		—	Registration Rights Agreement, dated September 2, 2003, between Zix Corporation and Elron Software, Inc. Filed as Exhibit 4.3 to Zix Corporation’s Form 8-K, dated September 4, 2003, and incorporated herein by reference.
4.13		—	Registration Rights Agreement, dated January 30, 2004, among Zix Corporation, Aventis Inc., and Aventis Holdings Inc. Filed as Exhibit 4.2 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference.
10	.1†	—	1990 Stock Option Plan of Zix Corporation (Amended and Restated as of September 1999). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
10	.2*†	—	1992 Stock Option Plan of Zix Corporation (Amended and Restated as of August 2000).
10	.3†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
10	.4†	—	1996 Employee Stock Purchase Plan of Zix Corporation (Amended and Restated as of July 1, 2000). Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.

Exhibit
Number			Description

10	.5†	—	Zix Corporation’s 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.
10	.6†	—	Zix Corporation’s 2001 Employee Stock Option Plan, dated May 4, 2001. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.
10	.7*†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of May 6, 2003)
10	.8†	—	Zix Corporation’s 2003 Stock Compensation Plan (Amended and Restated in October 2003). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
10	.9*†	—	Zix Corporation’s 2003 New Employee Stock Option Plan, dated October 1, 2003.
10	.10*	—	Zix Corporation 401(k) Retirement Plan.
10	.11*	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan.
10	.12†	—	Stock Option Agreement, effective as of November 14, 2001, between John Ryan and Zix Corporation. Filed as Exhibit 4.2 in Zix Corporation’s Registration Statement on Form S-8 (Commission No. 333-74890), dated December 11, 2001, and incorporated herein by reference. Portions of this exhibit were omitted pursuant to a request for confidential treatment that was filed with the SEC on November 26, 2001. On December 5, 2001, the SEC approved the filing of this exhibit omitting the portions for which confidential treatment was requested. The omitted information has been filed with the SEC.
10	.13†	—	Employment Agreement, effective as of November 14, 2001, between John Ryan and Zix Corporation. Filed as Exhibit 4.1 in Zix Corporation’s Registration Statement on Form S-8 (Commission No. 333-74890), dated December 11, 2001, and incorporated herein by reference.
10	.14*†	—	Employment Agreement, entered into as of January 20, 2004, between Zix Corporation and Richard Spurr.
10	.15*†	—	Stock Option Agreement, dated February 24, 2004, between Zix Corporation and Richard Spurr.
10	.16*†	—	Employment Agreement, dated December 1, 2003, between Zix Corporation and Daniel S. Nutkis.
10	.17*†	—	Stock Option Agreement, dated December 18, 2003, between Zix Corporation and Daniel S. Nutkis.
10	.18*†	—	Stock Option Agreement, dated December 18, 2003, between Zix Corporation and Brad Almond.
10	.19†	—	Severance Agreement, dated February 25, 2002, between Zix Corporation and Steve M. York. Filed as Exhibit 10.17 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10	.20†	—	Severance Agreement, dated February 25, 2002, between Zix Corporation and Ronald A. Woessner. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10	.21†	—	Form of Severance Agreement between Zix Corporation and Brad Almond, Dennis Heathcote, Dan Nutkis, and David Robertson. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.

Exhibit
Number			Description

10.22		—	Sublease Agreement, dated February 12, 1999, between Fidelity Corporate Real Estate, L.L.C. and Custom Tracks Operating Corporation. Filed as Exhibit 10.13 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
10.23		—	Sublease Agreement, dated May 8, 2000, between Rosewood Resources, Inc. and Zix Corporation. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.
10	.24*	—	Lease Agreement, dated December 29, 2003, between Zix Corporation and 7-Eleven, Inc. (excluding exhibits).
10	.25*	—	Sublease for space at 67 South Bedford Street, Burlington, Massachusetts, dated June 24, 2003, by and between Elron Software, Inc. and Cognos Corporation and related Addendums I and II (excluding exhibit and attachment).
10	.26*	—	Hawkston Hall Office Centre Lease Agreement, dated October 17, 2001 (and as amended) between Elron Software, Inc. and Saratoga Partners, Ltd.
10	.27*	—	Lease Agreement, dated November 27, 2000, between MyDocOnline, Inc. and Ft. Round Rock Ltd. and related Amendments No. 1 and No. 2 (excluding exhibits).
10	.28*	—	Sublease Agreement, dated as of July 31, 2002, between MyDocOnline, Inc. and Cybear, Inc.
10.29		—	Sublease Agreement, dated August 1, 2002, between Zix Corporation, Optiwave Corporation and Waidt Construction & Developments LTD (excluding schedules and exhibits). Filed as Exhibit 10.23 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.30		—	Sublease Amendment Agreement, dated September 30, 2002, between Zix Corporation, Optiwave Corporation and Waidt Construction & Developments LTD (excluding exhibits). Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.31		—	Sublease Amendment Agreement, dated November 19, 2002, between Zix Corporation, Optiwave Corporation and Waidt Construction & Developments LTD (excluding exhibits). Filed as Exhibit 10.25 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10	.32*	—	Sublease Amendment Agreement, dated July 17, 2003, between Zix Corporation, Optiwave Corporation and Waidt Construction & Developments LTD (excluding exhibits).
10	.33*	—	Facilities Service Agreement, entered into as of June 25, 2003, by and between Collocation Solutions, LLC and Zix Corporation (excluding schedule and exhibit).
10	.34*	—	Lease, dated March 9, 2004, between Duke Realty Ohio and PocketScript, Inc. (excluding exhibits).
10.35		—	Master Services Agreement, dated January 30, 2004, by and between Zix Corporation and Aventis Inc. Filed as Exhibit 10.1 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference. Portions of this exhibit were omitted and filed separately with the Commission pursuant to a request for confidential treatment filed with the Commission.
21	.1*	—	Subsidiaries of Zix Corporation.
23	.1*	—	Consent of Independent Auditors.
31	.1*	—	Certification of John A. Ryan, Chairman and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of Steve M. York, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number			Description

32	.1*	—	Certification of John A. Ryan, Chairman and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	—	Certification of Steve M. York, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      The Registrant filed reports on Form 8-K since September 30, 2003, as follows: Form 8-K, filed October 7, 2003 (relating to the conversion of the Registrant’s Series A and Series B Convertible Preferred Stock into Common Stock and cash proceeds realized by the Registrant upon the exercise of stock options); Form 8-K/ A, filed October 30, 2003 (containing pro forma and historical financial information) and amending Form 8-K filed September 5, 2003 (relating to the acquisition of substantially all of the assets of Elron Software, Inc.); and Form 8-K, filed February 11, 2004 (pertaining to the acquisition of substantially all of the assets and business of MyDocOnline, Inc. and related transactions).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 15, 2004.

ZIX CORPORATION

By:	/s/ STEVE M. YORK

Steve M. York
Senior Vice President,
Chief Financial Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2004.

Signature	Title

/s/ JOHN A. RYAN (John A. Ryan)	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVE M. YORK (Steve M. York)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ MICHAEL E. KEANE (Michael E. Keane)	Director

/s/ JAMES S. MARSTON (James S. Marston)	Director

/s/ ANTONIO R. SANCHEZ III (Antonio R. Sanchez III)	Director

/s/ DR. BEN G. STREETMAN (Dr. Ben G. Streetman)	Director

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Zix Corporation

      We have audited the accompanying consolidated balance sheets of Zix Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zix Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Dallas, Texas

March 12, 2004

ZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,599,000	$7,586,000
Marketable securities	7,253,000	7,246,000
Receivables, net	359,000	1,014,000
Other current assets	1,147,000	1,546,000

Total current assets	15,358,000	17,392,000
Property and equipment, net	3,151,000	3,608,000
Intangible assets, net	3,589,000	—
Goodwill	4,321,000	—

	$26,419,000	$21,000,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,738,000	$2,976,000
Deferred revenue	4,066,000	748,000

Total current liabilities	7,804,000	3,724,000
Deferred revenue — noncurrent	696,000	78,000
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, $1 par value, 819,886 shares authorized; none issued and outstanding in 2003 and 765,559 issued and outstanding in 2002	—	2,252,000
Series B convertible preferred stock, $1 par value, 1,304,815 shares authorized; none issued and outstanding in 2003 and 1,246,715 issued and outstanding in 2002	—	3,401,000

	—	5,653,000
Stockholders’ equity:
Preferred stock, $1 par value, 7,875,299 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 31,155,646 issued and 28,828,465 outstanding in 2003 and 22,764,798 issued and 20,437,617 outstanding in 2002	312,000	228,000
Additional capital	230,580,000	195,846,000
Unearned stock-based compensation	(26,000)	(565,000)
Treasury stock, at cost; 2,327,181 common shares	(11,507,000)	(11,507,000)
Accumulated deficit	(201,440,000)	(172,457,000)

Total stockholders’ equity	17,919,000	11,545,000

	$26,419,000	$21,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

Revenues:
Services	$5,134,000	$1,672,000	$317,000
Software sales	706,000	—	—

	5,840,000	1,672,000	317,000
Cost of revenues	(8,211,000)	(8,999,000)	(14,996,000)
Research and development expenses	(5,896,000)	(6,180,000)	(9,019,000)
Selling, general and administrative expenses	(19,907,000)	(19,335,000)	(29,892,000)
Investment and other income	138,000	319,000	2,187,000
Interest expense	(13,000)	(2,141,000)	—
Realized and unrealized gains (losses) on investments	530,000	96,000	(5,391,000)

Loss from continuing operations before income taxes	(27,519,000)	(34,568,000)	(56,794,000)
Income taxes	(148,000)	269,000	—

Loss from continuing operations	(27,667,000)	(34,299,000)	(56,794,000)
Discontinued operations	89,000	862,000	48,000

Net loss	$(27,578,000)	$(33,437,000)	$(56,746,000)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(1.23)	$(2.07)	$(3.32)
Discontinued operations	—	0.05	—

Net loss	$(1.23)	$(2.02)	$(3.32)

Weighted average common shares outstanding	23,525,077	18,128,796	17,083,037

The accompanying notes are an integral part of these consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

			Stockholders’ Equity

	Convertible Preferred							Accumulated
	Stock		Common Stock			Unearned		Other		Total
					Additional	Stock-Based	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stock	Loss	Deficit	Equity

Balance, December 31, 2000	—	$—	19,327,563	$193,000	$180,128,000	$(14,615,000)	$(11,314,000)	$(169,000)	$(79,093,000)	$75,130,000
Exercise of stock options for cash	—	—	27,500	—	222,000	—	—	—	—	222,000
Unearned employee stock- based compensation	—	—	152,672	2,000	973,000	(975,000)	—	—	—	—
Unearned stock-based compensation for service providers	—	—	—	—	49,000	(49,000)	—	—	—	—
Cancellation of agreement to issue stock for purchase of Anacom Communications	—	—	—	—	(4,725,000)	4,725,000	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	8,378,000	—	—	—	8,378,000
Common stock issued to Entrust	—	—	353,383	4,000	396,000	—	—	—	—	400,000
Other	—	—	—	—	76,000	—	(100,000)	—	—	(24,000)
Comprehensive net loss:
Net loss	—	—	—	—	—	—	—	—	(56,746,000)	(56,746,000)
Realized loss on marketable securities	—	—	—	—	—	—	—	169,000	—	169,000

Comprehensive net loss	—	—	—	—	—	—	—	—	—	(56,577,000)

Balance, December 31, 2001	—	—	19,861,118	199,000	177,119,000	(2,536,000)	(11,414,000)	—	(135,839,000)	27,529,000
Common stock issued to Tumbleweed for patents	—	—	116,833	1,000	761,000	—	—	—	—	762,000
Common stock issued to Yahoo! for services	—	—	468,514	5,000	2,530,000	—	—	—	—	2,535,000
Common stock issued to former employees in lieu of severance	—	—	68,622	1,000	173,000	—	—	—	—	174,000
Series A convertible preferred stock issued for cash, net of issuance costs	819,886	2,184,000	—	—	—	—	—	—	—	—
Warrants related to Series A convertible preferred stock issued for cash, net of issuance costs	—	—	—	—	964,000	—	—	—	—	964,000
Series A convertible preferred stock converted into common stock	(54,327)	(145,000)	51,690	—	145,000	—	—	—	—	145,000
Series B convertible preferred stock issued for cash, net of issuance costs	1,304,815	3,213,000	—	—	—	—	—	—	—	—
Warrants related to Series B convertible preferred stock issued for cash, net of issuance costs	—	—	—	—	1,420,000	—	—	—	—	1,420,000
Series B convertible preferred stock converted into common stock	(58,100)	(156,000)	56,210	1,000	155,000	—	—	—	—	156,000
Dividends on Series A and Series B convertible preferred stock	—	557,000	—	—	2,624,000	—	—	—	(3,181,000)	(557,000)
Beneficial conversion feature resulting from the issuance of convertible notes payable	—	—	—	—	1,698,000	—	—	—	—	1,698,000
Warrants related to convertible notes payable issued for cash, net of issuance costs	—	—	—	—	1,113,000	—	—	—	—	1,113,000
Convertible notes payable converted into common stock	—	—	2,141,811	21,000	6,744,000	—	—	—	—	6,765,000
Unearned stock-based compensation for service providers	—	—	—	—	333,000	(333,000)	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	2,304,000	—	—	—	2,304,000
Other	—	—	—	—	67,000	—	(93,000)	—	—	(26,000)
Net loss	—	—	—	—	—	—	—	—	(33,437,000)	(33,437,000)

Balance, December 31, 2002	2,012,274	5,653,000	22,764,798	228,000	195,846,000	(565,000)	(11,507,000)	—	(172,457,000)	11,545,000
Exercise of stock options and warrants for cash	—	—	2,358,968	23,000	12,942,000	—	—	—	—	12,965,000
Series A convertible preferred stock converted into common stock	(765,559)	(2,814,000)	787,424	8,000	2,806,000	—	—	—	—	2,814,000
Series B convertible preferred stock converted into common stock	(1,246,715)	(4,244,000)	1,271,653	13,000	4,231,000	—	—	—	—	4,244,000
Dividends on Series A and Series B convertible preferred stock	—	1,405,000	—	—	—	—	—	—	(1,405,000)	(1,405,000)
Common stock and related warrants issued for cash in private placements, net of issuance costs	—	—	1,566,758	16,000	5,592,000	—	—	—	—	5,608,000
Common stock issued for purchase of PocketScript	—	—	362,903	3,000	1,383,000	—	—	—	—	1,386,000
Common stock issued for purchase of Elron Software	—	—	1,709,402	17,000	6,316,000	—	—	—	—	6,333,000
Promissory note payable converted into common stock	—	—	262,454	3,000	1,010,000					1,013,000
Common stock issued in lieu of cash compensation	—	—	71,286	1,000	483,000	—	—	—	—	484,000
Unearned stock-based compensation for service providers	—	—	—	—	11,000	(11,000)	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	550,000	—	—	—	550,000
Other	—	—	—	—	(40,000)	—	—	—	—	(40,000)
Net loss	—	—	—	—	—	—	—	—	(27,578,000)	(27,578,000)

Balance, December 31, 2003	—	$—	31,155,646	$312,000	$230,580,000	$(26,000)	$(11,507,000)	$—	$(201,440,000)	$17,919,000

The accompanying notes are an integral part of these consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Loss from continuing operations	$(27,667,000)	$(34,299,000)	$(56,794,000)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities:
Depreciation and amortization	3,676,000	7,500,000	10,799,000
Stock-based compensation	550,000	2,478,000	8,378,000
Common stock issued in lieu of cash compensation	484,000	—	—
Stock issued to Tumbleweed for patents	—	762,000	—
Stock issued to Yahoo! for services	—	1,935,000	—
Beneficial conversion feature resulting from the issuance of convertible notes payable	—	1,698,000	—
Amortization of issuance discount on convertible notes payable	—	368,000	—
Loss on Lante Corporation common stock	—	—	391,000
Write-off (recovery) of investment in Maptuit Corporation	(530,000)	—	5,000,000
Write-off of digital identification certificates	—	—	3,000,000
Other non-cash expenses	13,000	—	733,000
Changes in assets and liabilities, excluding acquisitions of businesses:
Other assets	1,640,000	(476,000)	(193,000)
Liabilities	3,089,000	275,000	1,671,000

Net cash used by continuing operations	(18,745,000)	(19,759,000)	(27,015,000)
Net cash provided (used) by discontinued operations	(36,000)	81,000	(12,000)

Net cash used by operating activities	(18,781,000)	(19,678,000)	(27,027,000)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,252,000)	(845,000)	(1,174,000)
Purchases of marketable securities	(11,951,000)	(19,894,000)	(23,642,000)
Sales and maturities of marketable securities	11,944,000	23,856,000	49,155,000
Recovery from (investment in) Maptuit Corporation	530,000	—	(2,000,000)
Purchase of PocketScript	(50,000)	—	—
Cash acquired in the purchase of Elron Software	1,000,000	—	—

Net cash provided (used) by investing activities	(779,000)	3,117,000	22,339,000
Cash flows from financing activities:
Proceeds from exercise of stock options or warrants	12,965,000	—	222,000
Proceeds from private placement of common stock and related warrants, net of issuance costs	5,608,000	—	—
Proceeds from private placement of convertible notes payable and related warrants, net of issuance costs	—	7,509,000	—
Proceeds from private placement of convertible preferred stock and related warrants, net of issuance costs	—	7,781,000	—

Net cash provided by financing activities	18,573,000	15,290,000	222,000
Effect of exchange rate changes on cash and cash equivalents	—	—	(24,000)

Decrease in cash and cash equivalents	(987,000)	(1,271,000)	(4,490,000)
Cash and cash equivalents, beginning of year	7,586,000	8,857,000	13,347,000

Cash and cash equivalents, end of year	$6,599,000	$7,586,000	$8,857,000

Supplemental cash flow information:
Income tax refund	$—	$499,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The Company

      Zix Corporation operates in a single industry segment, providing solutions that protect, manage and deliver sensitive electronic information. By offering a comprehensive set of products and services, the Company protects organizations from viruses and spam, provides the management tools needed for Web access control and policy-driven email encryption, and provides care delivery solutions for e-prescribing and e-consulting that enable physicians to leverage technology for better patient care.

      In 1999, the Company began developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail® is a desktop solution for encrypting and securely delivering email. The Company did not begin to charge for the use of ZixMail until the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM® (Virtual Private Messenger) is an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications. ZixAuditor® is an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies. ZixPortTM provides a secure Web-messaging portal. In 2003, the Company introduced ZixWorksTM, a suite of fully managed hosted services that enables users to send email securely and that protects organizations from viruses, spam, inappropriate content and electronic attack.

      In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise which provides electronic prescription solutions for the healthcare industry. This acquisition enables the Company to expand its services into the e-prescription marketplace.

      In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc., (“Elron Software”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. This acquisition enables the Company to add a feature set to its anti-spam, anti-virus, and email content filtering services while expanding its offerings to include Web filtering. All of these solutions can now be offered on-premise, fully hosted, or co-sourced (meaning a shared service offering).

      Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early stage enterprise, particularly Internet-related businesses, is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2002 and 2003, the Company and its recent acquisitions have incurred significant operating losses during their development stage activities and the utilization of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2004. At December 31, 2003, the Company’s cash and marketable securities totaled $13,852,000. The Company’s future cash requirements depend primarily on the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of products and services and resources devoted to sales and marketing. In the future, the Company may need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both.

      Consolidation — The consolidated financial statements of Zix Corporation include the accounts of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

      Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management reviews its estimates on an ongoing basis, including

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those related to the carrying value of long-lived assets and goodwill, and the valuation allowance for its U.S. deferred tax assets. Revisions to such estimates are based upon currently available facts and circumstances.

      Cash investments and marketable securities — Cash investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalents at December 31, 2003 primarily consist of bank deposits, daily money market funds, commercial paper and asset-backed securities. Marketable securities, which are available-for-sale, are as follows:

	December 31,	December 31,
	2003	2002

Commercial paper	$4,990,000	$1,989,000
Asset-backed securities	1,992,000	—
U.S. government security	—	4,989,000
Certificate of deposit	271,000	268,000

	$7,253,000	$7,246,000

      Marketable securities are carried at fair market value. Marketable securities held on December 31, 2003 mature on various dates through June 2004. Investment income includes income from cash investments and marketable securities totaling $138,000, $289,000 and $1,687,000 for the years 2003, 2002 and 2001, respectively.

      Depreciation and amortization — Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer equipment and software — 3 years; leasehold improvements — 5 year primary lease term; and office equipment, furniture and fixtures — 5 years. Intangible assets, which were acquired in the third quarter of 2003 in connection with the acquisitions of PocketScript and Elron Software, are amortized using the straight-line method over their estimated useful lives of three or four years. Goodwill, which resulted from the acquisition of Elron Software, is not being amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The Company periodically reviews its long-lived assets and goodwill for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Note 5).

      Revenue recognition — The Company develops, markets, licenses and supports computer software products and services. Certain of the Company’s products and services, such as ZixMail, ZixVPM, ZixPort, ZixWorks and its newly acquired electronic prescription solutions are offered on a subscription basis. The Company’s subscription service includes delivering licensed software and providing customer support and secure electronic communications throughout the subscription period. The customer generally is provided an appliance with pre-installed software or contractually subscribes to data center resident service capability and capacity. Subscriptions to date have generally been annual non-refundable contracts with no automatic renewal provisions. The subscription period begins on the date specified by the parties. Revenues from subscription services are recorded as the services are rendered. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. Transaction fees associated with the electronic prescription service are recognized as revenue when the transaction occurs.

      The Company also sells anti-spam, email content filtering and Web filtering solutions to customers under perpetual license agreements. The Company recognizes revenue on these arrangements after all of the following occur: persuasive evidence that an arrangement exists, the software is delivered, collection is probable, fees are fixed and determinable, and vendor-specific objective evidence of fair value (VSOE) exists to allocate the total fees to the elements of the arrangement. These software licenses are sold as part of

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiple element arrangements that include annual maintenance, and often times implementation or training services. Where VSOE has not been established for certain elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the full fair value related to the undelivered elements and recognize as revenue the remaining portion of the arrangement value through application of the residual method. Evidence of VSOE for implementation and training services is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon current contract renewal rates. The Company recognizes maintenance revenue over the term of the maintenance agreement, generally one year.

      Software development costs — Costs incurred in the development and testing of software used in the Company’s secure messaging and electronic prescription services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Certain costs incurred during development of these software applications, including costs of materials, services and payroll and payroll-related costs for employees directly associated with the development project, qualify for capitalization. Due to the uncertainty of the amount and timing of future net revenues to be generated from these services, all development costs incurred through December 31, 2003 related to such products have been expensed and are included in research and development expenses.

      Software development costs related to the development of the Company’s anti-spam, email content filtering and Web filtering products, which are sold to customers under perpetual license agreements, are expensed as incurred until technological feasibility has been established, at which time subsequent costs qualify for capitalization until the product is available for general release to customers. To date, the costs incurred subsequent to the achievement of technological feasibility have not been material. As a result, software development costs qualifying for capitalization related to these products have been expensed and are included in research and development expenses.

      Advertising expense — Advertising costs are expensed as incurred and totaled $1,400,000 in 2003, $2,898,000 in 2002 and $4,452,000 in 2001.

      Stock-based employee compensation — At December 31, 2003, the Company had various stock-based compensation plans covering employees and directors as more fully described in Note 6. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Compensation expense for employee stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS 123 encourages adoption of a fair-value based method for valuing the cost of stock-based compensation; however, it allows companies to continue to use the intrinsic value method under APB 25 and disclose pro forma results and earnings per share in accordance with SFAS 123. Under SFAS 123, compensation cost is measured at the grant date based upon the value of the award and is recognized over the vesting period. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions to the option valuation models can materially affect their estimated fair value, in management’s opinion, the existing valuation methods do not necessarily provide a reliable single measure of the fair value of its stock options. Had compensation cost for

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s stock-based compensation been determined consistent with SFAS 123, the Company’s net loss and loss per common share would have been as follows:

	2003	2002	2001

Net loss, as reported	$(27,578,000)	$(33,437,000)	$(56,746,000)
Add stock compensation expense recorded under the intrinsic value method	—	1,590,000	9,047,000
Less pro forma stock compensation expense computed under the fair value method	(4,502,000)	(3,174,000)	(19,672,000)

Pro forma net loss	$(32,080,000)	$(35,021,000)	$(67,371,000)

Basic and diluted pro forma loss per common share	$(1.42)	$(2.11)	$(3.94)

      The Company used the Black-Scholes option pricing model to determine the fair value of grants made during 2003, 2002 and 2001. The following weighted average assumptions were applied in determining the pro forma compensation cost:

	2003	2002	2001

Risk-free interest rate	1.77%	2.56%	3.85%
Expected option life	2.5 years	2.7 years	2.7 years
Expected stock price volatility	103%	129%	138%
Expected dividend yield	—	—	—
Fair value of options:
Granted at market price	$2.63	$3.18	$5.74
Granted at prices exceeding market	—	—	$3.49
Granted at prices less than market	—	—	$7.61

      Earnings per share — The amounts presented for basic and diluted loss per common share in the accompanying consolidated statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be antidilutive, because a loss from continuing operations was reported for each period presented. In calculating the basic and diluted loss per common share for 2003 and 2002, the Company’s loss from continuing operations and net loss have been increased by $1,405,000 and $3,181,000, respectively, representing the preferred stock dividends associated with the Series A and B convertible preferred stocks. The following table sets forth antidilutive securities which were outstanding at year-end which have been excluded from the computation of diluted earnings (loss) per common share:

	2003	2002	2001

Stock options	6,048,217	6,624,739	6,837,341
Warrants	3,643,778	4,151,558	2,138,890
Series A convertible preferred stock	—	728,395	—
Series B convertible preferred stock	—	1,187,348	—

Total antidilutive securities excluded	9,691,995	12,692,040	8,976,231

      Comprehensive income (loss) — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets) during a period from non-owner sources. In 2001, the difference between net loss and total comprehensive net loss was due to an unrealized loss on marketable securities in 2000 which was realized upon their sale in 2001.

      Recent accounting pronouncements — In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an effect on the Company’s results of operations or its financial position.

      Reclassifications — Certain prior year amounts have been reclassified to conform with the 2003 presentation.

2.	Business Acquisitions

Elron Software, Inc.

      On September 2, 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, a majority-owned subsidiary of Elron Electronic Industries Ltd. Elron Software develops, markets, licenses, supports and maintains computer software products which provide anti-spam, email content filtering and Web filtering solutions. The consideration for the acquisition consisted of 1,709,402 shares of the Company’s common stock and a 5.75% convertible note for $1,000,000. In November 2003, the note and related accrued interest were converted by the holder into 262,454 shares of the Company’s common stock, at a conversion price of $3.86 per share. The results of operations of Elron Software are included in the Company’s results of operations from the date of acquisition.

      The components of the aggregate cost of the acquisition are as follows:

Fair market value of 1,709,402 shares of the Company’s common stock	$6,333,000
Fair market value of the 5.75% $1,000,000 convertible promissory note payable	1,000,000
Transaction costs	136,000

Total acquisition cost	$7,469,000

      The fair market value of the Company’s common stock for financial accounting purposes was based on the five day average of the closing prices on the date of the acquisition and the two trading days before and after such date, discounted by $333,000 to account for certain contractual sale restrictions.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The cost of the acquisition of Elron Software has been allocated to the assets and liabilities acquired, with the remainder recorded as goodwill, based on estimates of fair value as follows:

Working capital items:
Cash	$1,000,000
Receivables and prepaid expenses	587,000
Accounts payable and accrued liabilities	(487,000)
Deferred revenue	(776,000)

Net working capital acquired	324,000
Property and equipment	113,000
Developed technology	943,000
Customer contracts and relationships	1,336,000
Trademarks and trade names	432,000
Goodwill	4,321,000

$7,469,000

      The values for the acquired deferred revenue, developed technology, customer contracts and relationships and trademarks and trade names were determined by management, based on an independent valuation. The asset values were established by discounting the estimated projected net cash flows to be generated from the related assets. The rate used to discount the net cash flows to present value was 20%. Developed technology and trademarks and trade names are being amortized to expense on a straight-line basis over three years from the acquisition date. Customer contracts and relationships are being amortized to expense on a straight-line basis over four years from the acquisition date. Deferred revenue was recorded at its fair value on the acquisition date and is being amortized to revenues ratably over the remaining contractual maintenance periods. The acquired goodwill is deductible for tax purposes.

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

	2003	2002

Revenues	$10,466,000	$8,938,000

Loss from continuing operations	$(31,955,000)	$(43,345,000)

Basic and diluted loss per common share	$(1.35)	$(2.35)

PocketScript, Inc.

      On July 22, 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, a privately-held development stage enterprise which provides electronic prescription solutions for the healthcare industry. The results of operations of PocketScript are included in the Company’s results of operations from the date of acquisition. PocketScript’s historical operating results are insignificant compared to the Company’s historical operating results.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the aggregate cost of the acquisition are as follows:

Cash payment	$50,000
Fair market value of 362,903 shares of the Company’s common stock	1,386,000
Transaction costs	21,000

Total acquisition cost	$1,457,000

      The fair market value of the Company’s common stock for financial accounting purposes was calculated using the five day average of the closing prices on the date of the acquisition and the two trading days before and after such date.

      The cost of the acquisition of PocketScript has been allocated to the assets and liabilities acquired based on management’s estimates of fair value as follows:

Working capital items:
Accounts payable	$(40,000)
Deferred revenue	(175,000)

Working capital deficit acquired	(215,000)
Property and equipment	346,000
Developed technology	1,326,000

$1,457,000

      Developed technology is being amortized to expense on a straight-line basis over three years from the acquisition date.

3.	Receivables

	December 31,	December 31,
	2003	2002

Gross receivables	$2,306,000	$2,065,000
Allowance for doubtful accounts	(93,000)	—
Deferred revenue	(1,854,000)	(1,051,000)

Receivables, net	$359,000	$1,014,000

      The reduction for deferred revenue represents future customer service or maintenance obligations which have been billed to the customer but remain unpaid as of the dates indicated. Deferred revenue on the Company’s consolidated balance sheets represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

	December 31,	December 31,
	2003	2002

Computer equipment and software	$29,757,000	$27,082,000
Leasehold improvements	4,622,000	4,608,000
Office equipment, furniture and fixtures	1,084,000	1,040,000

	35,463,000	32,730,000
Less accumulated depreciation and amortization	(32,312,000)	(29,122,000)

	$3,151,000	$3,608,000

      The Company’s continuing operations include depreciation and amortization expense related to property and equipment of $3,228,000 in 2003, $7,500,000 in 2002 and $9,905,000 in 2001.

5.	Intangible Assets and Goodwill

      At December 31, 2003, the Company’s intangible assets and goodwill were comprised of the following, which resulted from the third quarter 2003 acquisitions of PocketScript and Elron Software:

	December 31, 2003

	Weighted Average	Gross Carrying	Accumulated
	Useful Lives	Amount, at Cost	Amortization

Subject to amortization:
Developed technology	3 years	$2,269,000	$289,000
Customer contracts and relationships	4 years	1,336,000	111,000
Trademarks and trade names	3 years	432,000	48,000

Intangible assets		$4,037,000	$448,000

Not subject to amortization:
Goodwill		$4,321,000	$—

      Amortization expense relating to intangible assets subject to amortization totaled $448,000 in 2003. The estimated amortization expense for each of the next four years is as follows:

2004	$1,234,000
2005	1,234,000
2006	898,000
2007	223,000

      The Company reviews its intangible assets for impairment, by comparing the carrying value of the asset with its estimated fair value, when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The potential impairment is measured based on a projected discounted cashflow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows.

      Goodwill represents the cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software. The Company will evaluate its goodwill for impairment annually as of October 1, beginning in 2004, or when there is reason to believe that the value has been diminished or impaired.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Evaluations for possible impairment are based upon a comparison of the estimated fair value of the business unit to which the goodwill relates to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit and market values of comparable businesses where available. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. There has been no change to the carrying amount of goodwill since its origination in September 2003.

6.	Convertible Preferred Stock and Stockholders’ Equity

Private Placement of Common Stock and Warrants

      In June 2003, the Company completed private placements whereby the Company received an aggregate of $5,750,000 in cash, excluding issuance costs of $142,000, in exchange for 1,566,758 shares of common stock and warrants to purchase 231,855 shares of common stock. The shares of common stock were sold at a price of $3.67 per share and the warrants have an exercise price of $4.96 per share. The warrants were exercisable when issued and expire in June 2007. At December 31, 2003, warrants to purchase 191,533 shares of the Company’s common stock were outstanding.

Private Placement of Convertible Equity Securities

      In September 2002, the Company completed private placements whereby the Company received an aggregate of $16,000,000 in cash in exchange for convertible notes, two separate series of convertible redeemable preferred stock and warrants to purchase the Company’s common stock.

Issuance and Conversion of Convertible Notes

      In September 2002, the Company issued $8,000,000 in Convertible Notes (“Notes”) with a coupon rate of 6.5% to institutional investors. As part of this placement, the noteholders received immediately exercisable warrants to purchase 386,473 shares of the Company’s common stock at a price per share of $4.14 for a period of three years. The noteholders had the right at any time to convert the Notes into shares of the Company’s common stock at a conversion price of $3.78 per share. In the fourth quarter of 2002, the noteholders converted the Notes and related accrued interest into 2,141,811 shares of the Company’s common stock, and the Company recorded an increase to common stock and additional capital equivalent to the carrying value of the converted debt. In April 2003, the Company and the former noteholders completed a warrant exercise and replacement program whereby the Company received $1,600,000 in cash as a result of the noteholders exercising their original warrants and issued replacement warrants to the noteholders to purchase 455,017 shares of the Company’s common stock at $5.00 per share. Subsequently, as a result of the Company’s private placement in June 2003, the Elron Software acquisition in September 2003, and certain anti-dilution provisions of the replacement warrants, the price per common share pursuant to these replacement warrants, all of which are outstanding on December 31, 2003, was reduced from $5.00 to $3.51 and the number of common shares available for purchase was increased from 455,017 to 648,172.

      Upon their issuance, the fair value of the warrants issued to the noteholders, aggregating $1,148,000 using the Black-Scholes option pricing model, was recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Notes. From the date of issuance of the Notes until the dates of their conversion, the Company recognized non-cash interest expense of $368,000 from the amortization of the issuance discount. This issuance discount on the notes was being amortized, as interest expense, based upon the expected redemption dates of the Notes using the effective interest rate method, resulting in an effective interest rate of 29.5%, including the 6.5% interest coupon on the Notes. Separately, as a result of the significant issuance discount on the Notes, in the third quarter of 2002, the Company recorded a non-recurring, non-cash interest expense charge of $1,698,000, with an offsetting increase to additional capital, representing the beneficial conversion feature resulting from the Notes being convertible into shares of

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock at an effective price less than the fair market value of the common stock on the date the Notes were issued. Upon completion of the conversion of the Notes into the Company’s common stock, the Company incurred an additional $250,000 of issuance costs which was recorded as a reduction to additional capital.

Issuance and Conversion/ Redemption of Series A Convertible Preferred Stock

      In September 2002, the Company received total proceeds of $3,250,000 in exchange for shares of a newly created Series A Convertible Preferred Stock (“Series A”) and warrants to purchase 288,244 shares of the Company’s common stock. The Series A accrued cumulative dividends at the rate of 6.5% per annum and were initially convertible into 780,085 shares of the Company’s common stock at $4.12 per share. The warrants to purchase shares of the Company’s common stock issued to the Series A investors have a current exercise price per share of $4.42 subject to anti-dilution adjustments, became exercisable in March 2003 and expire in September 2006. Series A investors were comprised of Antonio R. Sanchez, Jr., a former director and father of a current director, and a current beneficial owner of approximately 8.7% of the Company’s common stock, and related entities; John A. Ryan, the Company’s chairman and chief executive officer; and David P. Cook, founder of the Company, who invested $2,000,000, $750,000 and $500,000, respectively.

      In September 2002, $213,000 of Series A was voluntarily converted into 51,690 shares of the Company’s common stock and in January 2003, $281,000 of Series A was voluntarily converted into 68,323 shares of the Company’s common stock. In May, July and September of 2003, $315,000, $318,000 and $322,000 of Series A and related accrued dividends were redeemed by the Company as scheduled by issuing 80,405, 81,241 and 82,093 shares of the Company’s common stock, respectively. On September 30, 2003, after the Company’s common stock price closed above $6.18 for ten consecutive trading days, the Company elected to convert the remaining $1,935,000 of Series A and related accrued dividends into 475,362 shares of the Company’s common stock at $4.07 per share. At December 31, 2003, warrants to purchase 243,899 shares of the Company’s common stock were outstanding.

      Upon their issuance, the fair value of the warrants issued to the Series A investors, aggregating $960,000 using the Black-Scholes option pricing model, was recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series A. The carrying value of the Series A was being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series A was converted into shares of the Company’s common stock, the carrying value of the converted preferred stock was eliminated and a corresponding increase was recorded to common stock and additional capital. Separately, as a result of the significant issuance discount on the Series A, in the third quarter of 2002, the Company recorded a non-recurring, non-cash preferred stock dividend of $897,000, with an offsetting increase to additional capital, representing the beneficial conversion feature resulting from the Series A being convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date the Series A was issued. The Company recorded Series A preferred stock dividends of $562,000 in 2003 and $1,110,000 in 2002.

Issuance and Conversion/ Redemption of Series B Convertible Preferred Stock

      In September 2002, the Company received total proceeds of $4,750,000 in exchange for shares of a newly created Series B Convertible Preferred Stock (“Series B”) and warrants to purchase 421,284 shares of the Company’s common stock. The Series B accrued cumulative dividends at the rate of 6.5% per annum and was initially convertible into 1,242,680 shares of the Company’s common stock at $3.78 per share. The warrants to purchase shares of the Company’s common stock issued to the Series B investors, all of which are outstanding on December 31, 2003, have a current exercise price per share of $4.42 subject to anti-dilution adjustments, became exercisable in March 2003 and expire in September 2006. Series B investors included George W.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Haywood, a private investor and current beneficial owner of approximately 16.0% of the Company’s common stock, who invested $3,450,000.

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

      Upon their issuance, the fair value of the warrants issued to the Series B investors, aggregating $1,403,000 using the Black-Scholes option pricing model, was recorded as an increase to additional capital with an offsetting reduction in the carrying value of the Series B. The carrying value of the Series B was being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. When the Series B was converted into shares of the Company’s common stock, the carrying value of the converted preferred stock was eliminated and a corresponding increase was recorded to common stock and additional capital. Separately, as a result of the significant issuance discount on the Series B, in the third quarter of 2002, the Company recorded a non-recurring, non-cash preferred stock dividend of $1,727,000, with an offsetting increase to additional capital, representing the beneficial conversion feature resulting from the Series B being convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date the Series B was issued. The Company recorded Series B preferred stock dividends of $843,000 in 2003 and $2,071,000 in 2002.

Common Stock Issued to Yahoo! Inc.

      In the third quarter of 2000, the Company entered into an agreement with Yahoo! Inc. (“Yahoo!”) to provide Yahoo! Mail users with the option to send encrypted email messages through the Company’s ZixMessage Center messaging portal. The minimum payments of $6,000,000 were being amortized over two years beginning in December 2000. In April 2002, the Company and Yahoo! entered into an agreement that terminated the Company’s obligation to provide secure messaging services to users of Yahoo! Mail. In connection with the termination of the secure messaging services in the second quarter of 2002, the total remaining commitment owed to Yahoo! was reduced by $850,000, the Company recorded contract termination costs of $600,000, and the Company issued Yahoo! a 6% promissory note in the amount of $2,500,000, which was payable in either cash or common stock at the option of the Company. In July 2002, the $2,500,000 promissory note plus accrued interest was converted into 468,514 shares of the Company’s common stock at a conversion price of $5.41.

Common Stock Issued to Tumbleweed Communications Corp.

      Research and development expenses in 2002 included a one-time charge of $762,000, representing the value of 116,833 shares of the Company’s common stock issued to Tumbleweed Communications Corp. (“Tumbleweed”), in connection with an agreement granting the Company a license to certain Tumbleweed patents and the right to license future patents at a fixed price.

Common Stock Issued to Entrust, Inc.

      In November 2000, the Company entered into an Enterprise and CA Services Agreement with Entrust, Inc. (“Entrust”) whereby the Company issued 222,039 shares of the Company’s common stock to Entrust in exchange for licenses to use certain software packages, future technical support and the right to issue a

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified number of digital identification certificates to users of the Company’s ZixMail products. These shares were subject to transfer restrictions which lapsed in four equal quarterly installments ending in December 2001. The agreement provided that if the aggregate value of the shares on the dates the restrictions lapsed was less than the transaction value of $3,400,000, the Company would be obligated to fund the deficiency by electing to pay cash or issue additional shares of stock valued at the then-current fair market value of the Company’s common stock. Accordingly, an additional 296,533 shares of the Company’s common stock were issued in December 2001. The digital identification certificates valued at $3,000,000 were written-off to cost of revenues in the fourth quarter of 2001, as these certificates did not enter into sales and marketing plans established by the Company’s new executive management team. Additionally, under a Marketing and Distribution Agreement with Entrust, the Company issued 56,850 shares of the Company’s common stock to Entrust valued at $400,000 upon completion of the integration of the ZixMail service option into the Entrust/ Express® product in August 2001, and the Company and Entrust agreed to share in the related revenues from the integrated product. Although there were no revenues generated from the integrated product, Entrust paid the Company minimum guaranteed annual payments of $500,000 for 2001 and $1,000,000 for 2002, in addition to a final payment of $700,000 in 2003 when the parties cancelled the Marketing and Distribution Agreement (Note 7).

Anacom Communications, Inc.

      In October 1999, the Company purchased Anacom Communications, Inc. (“Anacom”), a privately-held provider of real-time transaction processing services to Internet merchants. Consideration consisted of a cash payment of $2,500,000, primarily recorded as goodwill, and common stock, valued at a minimum of $7,500,000, to be delivered in two annual installments beginning October 2000, assuming continued employment by the former owners. The minimum value of the common stock issuable pursuant to the purchase agreement of $7,500,000 was treated as compensation for financial accounting purposes and was being charged to selling, general and administrative expenses over two years with a corresponding increase in stockholders’ equity. Financial accounting rules require the minimum number of common shares issuable be revalued on each subsequent reporting date until performance is complete with a cumulative catch-up adjustment recognized for any changes in their intrinsic value in excess of $7,500,000.

      On June 20, 2001, the Company reported that the credit card databases at Anacom had been improperly accessed and fraudulent transactions had been processed, causing Anacom to advise its merchant customer base to transfer their electronic commerce transactions to other payment gateways for processing. Since its acquisition, Anacom had been operated as an independent subsidiary and managed by its former owners. Later in June 2001, the Company ceased all operations at Anacom, and the former owners of Anacom separated from employment with Anacom. As a result, the October 2001 final installment of the Company’s common stock issuable to the former owners in connection with the purchase of Anacom, which aggregated $4,725,000, was cancelled. These events resulted in a non-recurring net reduction in operating costs of approximately $3,000,000 in the second quarter of 2001. This reduction was primarily due to the reversal of previously recorded unvested stock-based compensation expense, including $1,800,000 previously recorded in 2001, related to the canceled installment totaling $3,800,000, partially offset by severance costs and asset write-downs, including goodwill. Substantially all of the Company’s revenues in 2001 were generated by Anacom.

Private Placement of Equity Securities

      In 2000, the Company, through a private placement, received cash of $44,000,000 in exchange for 916,667 shares of its common stock, ten-year warrants to purchase 916,667 shares of the Company’s common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company’s common stock at $12.00 per share. At December 31, 2003, all of the warrants issued were outstanding. Subsequently, in March 2002, the investor group was issued warrants to purchase an additional 916,667 shares of the Company’s common stock at $7.00 per share which expired unexercised in April 2003. The $12.00 and $7.00

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants were reallocated from options with an exercise price of $7.00 per share previously held by David P. Cook, the Company’s founder.

Employee and Director Stock Options

      The Company has non-qualified stock options outstanding to employees and directors under various stock option plans. Options granted under these plans are generally not less than the fair market value at the date of grant and, subject to termination of employment, generally expire ten years from the date of grant. Employee options are generally exercisable in installments over two to five years. Option grants to employees and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At December 31, 2003, approximately 789,000 shares of common stock were available for future grants under the Company’s stock option plans.

      During 2000 and 2001, Mr. Cook, founder of the Company, reallocated vested options to acquire 807,127 shares of the Company’s common stock to certain of the Company’s employees and a director. These reallocated options have a five-year term, are fully vested and have exercise prices ranging from $7.00 to $13.75 per share as compared to Mr. Cook’s exercise price of $7.00 per share. Non-cash compensation expense of $16,815,000 has been recognized over the vesting periods ($1,590,000, $9,047,000 and $6,178,000 in 2002, 2001 and 2000, respectively), representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company’s common stock on the dates the options were reallocated and the respective option exercise prices.

      In November 2001, Mr. John A. Ryan was appointed chairman, president and chief executive officer of the Company and received a bonus of 152,672 shares of the Company’s common stock valued at $1,000,000. Such stock-based compensation was amortized to selling, general and administrative expenses ratably over two years, the employment period for which the bonus was subject to forfeiture.

      The following is a summary of stock option transactions for 2003, 2002 and 2001:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2000	4,896,690	$11.41
Granted at market price	1,156,556	$7.38
Granted at prices greater than market	1,000,000	$5.24
Granted at prices less than market	150,000	$7.00
Cancelled	(518,127)	$9.38
Exercised	(27,500)	$9.14

Outstanding at December 31, 2001	6,657,619	$9.85
Granted at market price	1,874,580	$4.53
Cancelled	(2,087,182)	$8.95

Outstanding at December 31, 2002	6,445,017	$8.59
Granted at market price	2,436,676	$4.54
Cancelled	(1,105,589)	$10.42
Exercised	(1,885,387)	$5.83

Outstanding at December 31, 2003	5,890,717	$7.46

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized information about stock options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 2.50 - $ 4.99	2,201,770	8.3	$4.08	674,632	$4.26
$ 5.02 - $11.39	3,190,742	5.9	$6.69	2,407,452	$6.79
$13.00 - $29.63	350,001	3.7	$20.49	345,586	$20.58
$33.88 - $44.63	148,204	4.4	$43.55	148,204	$43.55

	5,890,717			3,575,874

      There were 4,017,263 and 3,794,595 exercisable options at December 31, 2002 and 2001, respectively.

7.	Significant Customers

      Quarterly service revenues from January 2002 through June 30, 2003 included $234,000 per quarter resulting from the pro-rata recognition of certain minimum payments associated with the Company’s Marketing and Distribution Agreement (the “Marketing Agreement”) with Entrust (Note 6). These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate their Marketing Agreement, since the Marketing Agreement as structured no longer served their respective business interests. In connection with the termination of the Marketing Agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled. As a result of the termination of this contract, service revenues for the third quarter of 2003 included $296,000, which represents the final revenues to be recognized under this contract. Entrust accounted for 13% and 56% of the Company’s revenues in 2003 and 2002, respectively. Separately, in 2003, Cigna Corporation accounted for approximately 10%, or $607,000, of the Company’s total revenues.

8.	Income Taxes

      Components of the income taxes related to continuing operations are as follows:

	2003	2002	2001

Current:
U.S.	$—	$(269,000)	$—
Foreign	167,000	—	—
Deferred:
Foreign	(19,000)	—	—

Income tax expense (benefit)	$148,000	$(269,000)	$—

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

	2003	2002	2001

Expected tax benefit at U.S. statutory rate	$(9,336,000)	$(11,753,000)	$(19,310,000)
Unbenefitted U.S. losses, net	9,571,000	10,986,000	19,313,000
Nondeductible expense	—	670,000	—
Other	(87,000)	(172,000)	(3,000)

Income tax expense (benefit)	$148,000	$(269,000)	$—

      The tax expense of $148,000 in 2003 represents taxes associated with the operations of the Company’s Canadian subsidiary established in late 2002. The $269,000 current tax benefit recorded in 2002 resulted from legislative changes extending the net operating loss carryback period from two years to five years.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred income taxes as of December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Nondeductible reserves	$156,000	$275,000
U.S. net operating loss carryforwards	57,543,000	44,859,000
Capital loss carryforwards...	987,000	—
Tax credit carryforwards	2,986,000	2,933,000
Stock-based compensation	4,612,000	6,006,000
Start-up costs	589,000	1,135,000
Intangible assets	758,000	475,000
Investment in equity securities	21,000	1,785,000
Other assets	2,189,000	2,718,000

Total deferred tax assets	69,841,000	60,186,000
Less valuation allowance	(69,822,000)	(60,186,000)

Net deferred income taxes	$19,000	$—

      The Company has fully reserved its U.S. deferred tax assets in 2003 and 2002 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of $169,243,000 which begin to expire in 2019. Tax credit carryforwards of $2,986,000 consist of research tax credits which are available through 2023 and alternative minimum tax credits which do not expire. The net operating loss carryforwards include $13,753,000 resulting from the exercise of non-qualified stock options for which a tax benefit of $4,676,000 will be credited to additional capital when recognized.

9.	Commitments and Contingencies

      The Company leases its office facilities under noncancelable operating lease agreements. Rental expense for these operating leases was $1,002,000 in 2003, $779,000 in 2002 and $1,038,000 in 2001.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is obligated to make future noncancelable payments under various contracts, including the operating leases and purchase commitments made in the ordinary course of business. The following table summarizes our contractual cash obligations as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter

Operating leases	$1,143,000	$1,055,000	$867,000	$844,000	$844,000	$1,291,000
Purchase commitments	476,000	68,000	67,000	—	—	—

Total	$1,619,000	$1,123,000	$934,000	$844,000	$844,000	$1,291,000

      The Company has severance agreements with certain employees which would require the Company to pay approximately $3,275,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.

      The Company is involved in legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

10.	Discontinued Operations

      Prior to 1999, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company’s operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company’s wireless data and security technologies. The businesses comprising this industry segment, the Transportation Systems Group, Cotag International and Cardkey Systems, were sold during 1998 in three separate transactions. These businesses are presented as discontinued operations in the accompanying consolidated financial statements.

      The gain on sale of discontinued operations of $89,000, $862,000 and $48,000 in 2003, 2002 and 2001, respectively, primarily represents the reduction of estimated future costs for various indemnification issues associated with the disposal of these businesses. There were no income taxes recorded on these gains.

      Accrued expenses related to discontinued operations of $150,000 and $275,000 at December 31, 2003 and 2002, respectively, consist of estimated future costs for various indemnification issues associated with the disposal of these businesses.

11.	Related Party Transactions

      In September 2002, the Company completed private placements whereby the Company received an aggregate of $16,000,000 in cash in exchange for convertible equity securities and warrants to purchase the Company’s common stock (Note 6). The Series A Convertible Preferred Stock investors were comprised of Antonio R. Sanchez, Jr., a director and 8.7% beneficial owner of the Company’s common stock, and related entities; John A. Ryan, the Company’s chairman and chief executive officer; and David P. Cook, founder of the Company, who invested $2,000,000, $750,000 and $500,000, respectively. The Series B Convertible Preferred Stock investors included George W. Haywood, a private investor and 16.0% beneficial owner of the Company’s common stock, who invested $3,450,000.

      In December 2000, the Company purchased approximately 9% of the equity ownership of Maptuit Corporation (“Maptuit”) for $3,000,000 in cash and committed to make a follow-on investment. Accordingly, in July 2001, the Company made an additional $2,000,000 cash investment in Maptuit and received a promissory note convertible into Maptuit equity securities. Maptuit, an early stage company, is an Internet application service provider that supplies wireline and wireless Internet location-based services. Mr. Jeffrey P. Papows, a director of the Company from March 2000 to July 2002 and the Company’s chairman of its board of directors from October 2000 to November 2001, served as the president and chief executive officer of

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maptuit and held a minority equity interest in Maptuit. There was no readily determinable market value for the Company’s investments in Maptuit since Maptuit was privately held. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and investment risks inherent in early stage enterprises. The Company records impairment losses when, in the Company’s judgment, events and circumstances indicate its investment has been impaired. During 2001, Maptuit began seeking third party debt or equity financing to sustain its operations. In the last half of 2001, based upon the uncertainty as to whether Maptuit would be able to raise the necessary funds required to execute its business plan such that the Company would be able to recover its investment, the Company wrote off its $5,000,000 investment in Maptuit and recorded a corresponding investment loss, included in realized and unrealized gains (losses) on investments in the Company’s consolidated statements of operations. In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit. In June 2003, the Company exchanged the $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash and, in January 2004, the Company exchanged the remaining one million shares of Maptuit’s common stock for $70,000 in cash. Partial recovery of the Company’s investment in Maptuit has been recorded in the Company’s consolidated statements of operations as realized gains on investments at the time cash was received.

      In January 2001, the Company granted IT Factory, Inc. (“IT Factory”) a performance-based stock option whereby IT Factory could purchase up to 109,529 shares of the Company’s common stock, at $9.13 per share, based upon the number of customer email addresses it secured for the Company in 2001. In addition, the Company paid IT Factory $300,000 in 2001 and committed to pay $250,000 in 2002 to support IT Factory’s marketing efforts. IT Factory did not earn any performance-based stock options in 2001, and the Company subsequently canceled the agreement, including the 2002 commitment for marketing support. Separately, the Company paid IT Factory $420,000 in 2001 for certain software development projects. Mr. Papows served as chairman of IT Factory until December 2001.

      In the fourth quarter of 2000, the Company and Entrust entered into certain technology and marketing agreements (Notes 6 and 7). Mr. Ryan, the Company’s chairman and chief executive officer, was chief executive officer of Entrust when such agreements were executed and held a minority equity interest in Entrust until September 2002.

12.	Employee Benefit Plans

      The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of its U.S. employees. Under the plan, contributions are voluntarily made by employees, and the Company may provide contributions based on the employees’ contributions. The Company’s continuing operations includes $161,000, $78,000 and $80,000 in 2003, 2002 and 2001, respectively, for contributions to this plan.

      The Company has an employee stock purchase plan for substantially all employees that meet minimum service requirements. The plan provides for the purchase of up to 300,000 previously issued shares of the Company’s common stock. The employee contributes 85% of the purchase price through payroll deduction with the difference paid by the Company. Since inception of the plan in 1996, a total of 223,971 shares have been purchased including 28,347, 22,729 and 12,856 shares purchased in 2003, 2002 and 2001, respectively.

13.	International Distribution Agreement

      In June 2001, the Company entered into an agreement with AOS Technologies, Inc. (“AOS”), formerly AlphaOmega Soft Co., Ltd., amended in 2002, whereby AOS became the exclusive distributor in Japan for certain of the Company’s services, including ZixMail and ZixVPM, through 2004. Although the subscription

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees generated by AOS were nominal, pursuant to the distribution agreement the Company received minimum payments totaling $300,000. In July 2003, after assessing the additional product and service requirements necessary to compete successfully in Japan and AOS’s failure to pay scheduled installment payments when due, the Company terminated the exclusive distributorship agreement. As a result of the termination of this contract, service revenues for the third quarter of 2003 included $288,000, which represents the final revenues to be recognized under this contract and AOS’s scheduled future minimum payments totaling $900,000 were cancelled.

14.	Quarterly Results of Operations (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:

	Quarter Ended

	March 31	June 30	September 30	December 31

2003
Revenues	$639,000	$1,014,000	$2,219,000	$1,968,000
Cost of revenues	(1,760,000)	(1,854,000)	(1,934,000)	(2,663,000)
Loss from continuing operations	(6,831,000)	(6,055,000)	(6,506,000)	(8,275,000)
Net loss	(6,831,000)	(6,055,000)	(6,506,000)	(8,186,000)
Net loss per common share	(0.36)	(0.31)	(0.29)	(0.29)
2002
Revenues	$389,000	$303,000	$434,000	$546,000
Cost of revenues	(2,895,000)	(2,513,000)	(2,024,000)	(1,567,000)
Loss from continuing operations	(9,788,000)	(8,046,000)	(9,463,000)	(7,002,000)
Net loss	(9,788,000)	(7,929,000)	(8,763,000)	(6,957,000)
Net loss per common share	(0.56)	(0.45)	(0.63)	(0.39)

      In the third quarter of 2003, the Company acquired substantially all of the operating assets and businesses of Pocket Script and Elron Software (Note 2). The results of operations from these acquisitions are included in the Company’s results of operations from their dates of acquisition. The quarter ended September 30, 2002 includes a non-cash interest expense charge of $1,698,000, representing the beneficial conversion feature resulting from the issuance of notes payable convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date the notes were issued (Note 6).

15.	Subsequent Events

Stock Option and Warrant Exercises

      During the period from January 1, 2004 through March 9, 2004, the Company has received proceeds of approximately $10,318,000, in exchange for 1,262,023 shares of the Company’s common stock as a result of the exercise of stock options and warrants which were outstanding as of December 31, 2003.

Business Acquisition — MyDocOnline, Inc. and Related Transactions

      On January 30, 2004, the Company acquired substantially all of the operating assets and business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA and a provider of secure Web-based communications and laboratory information solutions. The consideration for the assets was the issuance of 583,411 shares of the Company’s common stock, with an aggregate value under the asset purchase agreement of $6,900,000, or $11.83 per

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share, representing the average closing price of the Company’s common stock for the 20 trading days ending the second trading day preceding the closing, warrants to purchase 145,853 shares of the Company’s common stock, and the assumption of certain liabilities of MyDocOnline. The exercise price and term of the warrants is $13.01 per share and three years, respectively.

      Also in connection with the acquisition, at closing, Aventis Inc. (“Aventis”) loaned the Company $3,000,000 due March 15, 2007. The loan is evidenced by a secured promissory note. Interest on the note of 4.5% is payable in services provided by the Company to Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Aventis’ discretion, the principal portion of the note may be paid in the form of additional services provided to Aventis by the Company pursuant to the services agreement described below.

      Additionally, Aventis entered into a three-year service contract with the Company with a minimum commitment of $4,000,000 for the performance by the Company of various services, initially consisting of patient educational services, pursuant to a Master Services Agreement dated January 30, 2004. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to the first, second, and third anniversary dates of the acquisition closing. The $4,000,000 was paid by Aventis upon execution of the Master Services Agreement and will be forfeited by Aventis if services are not used by Aventis in accordance with the terms of the Master Services Agreement. The promissory note and the Company’s obligations associated with the Master Services Agreement are secured by a lien on the Company’s accounts receivables and property and equipment.

      The Company has filed a registration statement with the Securities and Exchange Commission to register the Company’s shares of common stock delivered at the closing of the acquisition, the Company’s shares of common stock issuable upon the exercise of the warrants, and the Company’s shares of common stock potentially issuable in respect of payment of the promissory note, if any.

      MyDocOnline is an early stage company operating in emerging markets and has historically generated minimal revenues and significant operating losses and utilized substantial amounts of cash. Valuation of the consideration paid for MyDocOnline and the allocation of the resulting purchase price will be determined by management during the first quarter of 2004 based on an independent valuation. For financial reporting purposes, the 583,411 shares of common stock issued by the Company may be required to be valued using the average closing price for a few days before and after the closing of the transaction, which would result in a valuation in excess of the $6,900,000 valuation established by the parties pursuant to the asset purchase agreement. The warrants issued at closing will likely be valued using the Black-Scholes option pricing model. The final purchase price, as calculated, is anticipated to be allocated primarily to property and equipment, various intangible assets and possibly to in-process research and development, which, if present, will be expensed rather than capitalized and amortized over future periods. In connection with the acquisition of substantially all of the assets of MyDocOnline, the Company assumed only certain deferred revenue customer obligations and certain post-acquisition contractual obligations incurred in the normal course of business.