Form 10-Q
period 2004-03-31
ZIX CORP
filed 2004-05-10
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common Stock, par value $.01 per share	31,727,909

INDEX

PART I-FINANCIAL INFORMATION

Page
Number
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003	4
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2004	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II-OTHER INFORMATION
Item 2. Changes in Securities	27
Item 6. Exhibits and Reports on Form 8-K	28
2004 Stock Option Plan
2004 Directors' Stock Option Plan
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of John A. Ryan, CEO
Certification of Bradley C. Almond, CFO

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$19,325	$6,599
Marketable securities	4,758	7,253
Receivables, net	504	359
Other current assets	1,513	1,147

Total current assets	26,100	15,358
Property and equipment, net	4,296	3,151
Intangible assets, net	5,666	3,589
Goodwill	4,323	4,321

	$40,385	$26,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,630	$3,738
Deferred revenue	4,351	4,066

Total current liabilities	8,981	7,804
Deferred revenue – non-current	1,130	696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 175,000,000 shares authorized; 33,186,291 issued and 30,859,110 outstanding in 2004 and 31,155,646 issued and 28,828,465 outstanding in 2003	332	312
Additional capital	253,608	230,580
Unearned stock-based compensation	(33)	(26)
Treasury stock, at cost; 2,327,181 common shares	(11,507)	(11,507)
Accumulated deficit	(212,126)	(201,440)

Total stockholders’ equity	30,274	17,919

	$40,385	$26,419

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months
	Ended March 31
	2004	2003
Revenues:
Services	$2,516	$639
Software sales	327	—

	2,843	639
Cost of revenues	(3,160)	(1,760)
Research and development expenses	(2,691)	(1,204)
Selling, general and administrative expenses	(7,777)	(4,523)
Investment and other income	58	41
Realized and unrealized gain on investments	70	—

Loss before income taxes	(10,657)	(6,807)
Income taxes	(29)	(24)

Net loss	$(10,686)	$(6,831)

Basic and diluted loss per common share	$(0.35)	$(0.36)

Weighted average common shares outstanding	30,200	20,570

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Stockholders’ Equity
	Common Stock			Unearned			Total
			Additional	Stock-Based	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Stock	Deficit	Equity
Balance, December 31, 2003	31,155,646	$312	$230,580	$(26)	$(11,507)	$(201,440)	$17,919
Exercise of stock options and warrants for cash	1,403,647	14	10,971	—	—	—	10,985
Common stock and warrants issued for purchase of MyDocOnline	583,411	6	10,506	—	—	—	10,512
Common stock issued in lieu of cash compensation	43,587	—	588	—	—	—	588
Non-cash compensation related to stock options	—	—	942	—	—	—	942
Unearned stock-based compensation for service providers	—	—	40	(40)	—	—	—
Amortization of unearned stock- based compensation	—	—	—	33	—	—	33
Other	—	—	(19)	—	—	—	(19)
Net loss	—	—	—	—	—	(10,686)	(10,686)

Balance, March 31, 2004	33,186,291	$332	$253,608	$(33)	$(11,507)	$(212,126)	$30,274

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months
	Ended March 31
	2004	2003
Cash flows from operating activities:
Net loss	$(10,686)	$(6,831)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,358	917
Non-cash compensation related to stock options	942	187
Common stock issued in lieu of cash compensation	588	—
Amortization of stock-based compensation	33	—
Recovery of investment in Maptuit Corporation	(70)	—
Changes in assets and liabilities, excluding acquisitions of businesses:
Other assets	(170)	1,279
Liabilities	1,064	456

Net cash used by operating activities	(6,941)	(3,992)
Cash flows from investing activities:
Purchases of property and equipment, net	(883)	(576)
Purchases of marketable securities	(2,485)	—
Sales and maturities of marketable securities	4,980	4,981
Recovery of investment in Maptuit Corporation	70	—
Cash acquired in the purchase of MyDocOnline	7,000	—

Net cash provided by investing activities	8,682	4,405
Cash flows from financing activities:
Proceeds from exercise of stock options or warrants	10,985	334

Net cash provided by financing activities	10,985	334

Increase in cash and cash equivalents	12,726	747
Cash and cash equivalents, beginning of period	6,599	7,586

Cash and cash equivalents, end of period	$19,325	$8,333

See accompanying notes.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     General

          The accompanying financial statements of Zix Corporation, which should be read in conjunction with the audited consolidated financial statements included in the Company’s 2003 Annual Report to Shareholders on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2003 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

          The Company operates in a single industry segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two categories: Communications Protection and Care Delivery Solutions. By offering two comprehensive sets of products and services, the Company protects organizations from viruses and spam, provides the management tools needed for Web access control and policy-driven email encryption, and provides care delivery solutions for e-prescribing, e-lab results, online doctor visits and e-consulting that enable physicians to leverage technology for better patient care.

          In 1999, the Company began developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail® is a desktop solution for encrypting and securely delivering email. The Company did not begin to charge for the use of ZixMail until the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM® (Virtual Private Messenger) is an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications. ZixAuditor® is an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies. ZixPort™ provides a secure Web-messaging portal. In 2003, the Company introduced ZixWorks™, a suite of fully managed hosted services that enables users to send email securely and that protects organizations from viruses, spam, inappropriate content and electronic attack.

          In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery, specifically, the e-prescription marketplace.

          In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. This acquisition enabled the Company to add a feature set to its anti-spam, anti-virus, and email content filtering services while expanding its offerings to include Web filtering. All of these solutions can now be offered on-premise, fully hosted, or co-sourced (meaning a shared service offering).

          In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offers a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, and laboratory information solutions. Through the acquisition, the Company acquired a fully developed product and an installed base of physicians using the products.

          Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2003 and the three month period ended March 31, 2004, the Company and its recent acquisitions have incurred significant operating losses and the use of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2004. At March 31, 2004, the Company’s cash and marketable securities totaled $24,083,000. The Company’s future cash requirements depend primarily on the timing and magnitude of cash flows generated from new customer orders. Subsequent to quarter end, through April 30, 2004, as a result of the exercise of stock options and warrants, the Company’s liquidity improved as it received proceeds of $9,338,000 in exchange for 868,486 shares of the Company’s common stock. On April 30, 2004, there are currently exercisable warrants and stock options, with an exercise price per share of $10.00 or less, to acquire approximately 3,864,000 shares of the Company’s common stock, at an average price of approximately $5.31 per share, which if exercised would result in a significant level of additional new funding for the Company. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of products and services and resources devoted to sales and marketing. In the future, the Company may need to raise additional funds to sustain its operations or initiate reductions in operating expenses, or both.

     Receivables, net

          Receivables, net consists of the following:

	March 31, 2004	December 31, 2003
Gross accounts receivable	$3,213,000	$2,306,000
Allowance for doubtful accounts	(96,000)	(93,000)
Deferred revenue	(2,613,000)	(1,854,000)

Receivables, net	$504,000	$359,000

          The reduction for deferred revenue represents future customer service or maintenance obligations that have been billed to the customer but remain unpaid as of the date indicated. Deferred revenue on the Company’s condensed consolidated balance sheets represent future customer service or maintenance obligations that have been billed and collected as of the respective balance sheet date.

     Intangible Assets

          At March 31, 2004, the Company’s intangible assets were comprised of the following, which resulted from the third quarter 2003 acquisitions of PocketScript and Elron Software and the first quarter 2004 acquisition of MyDocOnline:

	March 31, 2004			December 31, 2003
	Gross			Gross
	Carrying		Net	Carrying		Net
	Amount, at	Accumulated	Carrying	Amount, at	Accumulated	Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
Developed technology	$4,744,000	$567,000	$4,177,000	$2,269,000	$289,000	$1,980,000
Customer contracts and relationships	1,336,000	195,000	1,141,000	1,336,000	111,000	1,225,000
Trademarks and trade names	432,000	84,000	348,000	432,000	48,000	384,000

Total	$6,512,000	$846,000	$5,666,000	$4,037,000	$448,000	$3,589,000

          Amortization expense relating to intangible assets subject to amortization totaled $398,000 in the first quarter 2004. The estimated amortization expense for the remainder of 2004 and each of the next five years is as follows:

Nine months ended December 31, 2004	$1,339,000
2005	1,770,000
2006	1,434,000
2007	659,000
2008	428,000
2009	36,000

     Stock Compensation

          As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123 encourages adoption of a fair-value based method for valuing the cost of stock-based compensation; however, it allows companies to continue to use the intrinsic value method under APB 25 and disclose pro forma results and earnings per share in accordance with SFAS 123. Had compensation cost for the Company’s stock-based compensation been determined consistent with the fair value method of SFAS 123, the Company’s net loss and loss per common share would have been as follows:

	Three Months ended
	March 31,
	2004	2003
Net loss, as reported	$(10,686,000)	$(6,831,000)
Add stock compensation expense recorded under the intrinsic value method	942,000	—
Deduct pro forma stock compensation expense computed under the fair value method	(2,622,000)	(1,431,000)

Pro forma net loss	$(12,366,000)	$(8,262,000)

Basic and diluted loss per common share:
As reported	$(0.35)	$(0.36)

Pro forma	$(0.41)	$(0.43)

     Loss per common share

          The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, because a net loss was reported for each period presented. In calculating the basic and diluted loss per common share for the three-month period ending March 31, 2003, the Company’s net loss has been increased by $494,000, representing the preferred stock dividends associated with the Series A and Series B convertible preferred stocks, which were issued and outstanding during that period.

2. Business Acquisitions

     MyDocOnline, Inc.

          On January 30, 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA and a leading provider of secure Web-based communications, disease management, and laboratory information solutions, pursuant to an asset purchase agreement. The consideration for the acquisition consisted of 583,411 shares of the Company’s common stock, warrants to purchase 145,853 shares of the Company’s common stock, and the assumption of certain liabilities of MyDocOnline. The exercise price and term of the warrants is $13.01 per share and three years, respectively.

          Also in connection with the acquisition, at closing Aventis, Inc. (“Aventis”) loaned the Company $3,000,000 due March 15, 2007, which loan bears interest at an annual rate of 4.5%. The loan is evidenced by a secured promissory note. Interest on the note is payable only in services provided by the Company to Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Aventis’ discretion and after the $4,000,000 Aventis commitment under the Master Services Agreement described below has been consumed, the principal portion of the note may be paid in the form of additional services provided to Aventis by the Company pursuant to the terms of such services agreement. Should Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan. The results of operations of MyDocOnline are included in the Company’s results of operations from the date of acquisition.

          Additionally, Aventis entered into a three-year service contract with the Company with a minimum commitment of $4,000,000 for the performance by the Company of various future services, which are contemplated to include patient educational services, pursuant to a Master Services Agreement dated January 30, 2004. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to the first, second and third calendar year anniversary dates of the acquisition closing. The $4,000,000 was paid by Aventis upon execution of the Master Services Agreement and will be forfeited by Aventis if services are not used by Aventis in accordance with the terms of the Master Services Agreement. The promissory note and the Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable pursuant to a security agreement.

          The components of the aggregate cost of the acquisition are as follows:

Fair market value of 583,411 shares of the Company’s common stock	$9,037,000
Fair market value of warrants to purchase 145,853 shares of the Company’s common stock	1,475,000
Transaction costs	246,000

Total acquisition cost	$10,758,000

          The fair market value of the Company’s common stock for financial accounting purposes was calculated using the five day average of the closing prices on the date of the acquisition and the two trading days before and after such date. The fair market value of the warrants to purchase the Company’s common stock was calculated using the Black-Scholes pricing model.

          The cost of the acquisition of MyDocOnline has been allocated to in-process research and development expense and the assets and liabilities acquired as follows:

Working capital items:
Cash	$7,000,000
Receivables and prepaid expenses	343,000
Deferred revenue	(140,000)

Net working capital acquired	7,203,000
Property and equipment	928,000
Developed technology	2,475,000
In-process research and development expense	152,000

$10,758,000

          The purchase price allocation takes into consideration the multiple element arrangements entered into by the parties on January 30, 2004 as evidenced by the asset purchase agreement, the loan and the Master Services Agreement. The Company’s services to be provided to Aventis, as contemplated in the Master Services Agreement, have not yet been fully defined. Accordingly, the fair value of the liability to provide such services cannot be determined at this time and, therefore, no value has initially been assigned to deferred revenue associated with the Master Services Agreement. As such services are defined and the costs associated with providing them can be determined, deferred revenue would be recorded, based upon the cost to provide such services plus a reasonable profit margin, with a corresponding purchase price adjustment to increase non-current assets, including possibly goodwill. Deferred revenue would be recognized as revenues as the services were rendered. The $3,000,000 loan payable has not been recorded for financial accounting purposes and is considered contingent purchase price since Aventis can elect to take services from the Company to satisfy the loan. As the services are not yet defined, the costs of such services cannot be reasonably determined at this time and the ultimate liability is not determinable. Therefore, the loan is treated as a contingent purchase price related to the acquisition equal to the costs of the services, cash or stock ultimately utilized to repay the loan. As the form of the note repayment is made certain, a corresponding purchase price adjustment will be recorded to increase non-current assets, including possibly goodwill. If the form of the repayment is to be in services rendered, the costs of those services would be recorded as a liability, to the extent they are identifiable, and the purchase price adjusted for the same amount. Therefore, the purchase price allocation is considered preliminary and will most likely be adjusted during the next twelve months as the cost of the orders under the Master Services Agreement are valued and up to three years for the contingent purchase price associated with the note payable as the form of repayment on the note is determined provided for by generally accepted accounting principles.

          The value of the acquired developed technology and in-process research and development was determined by discounting the estimated projected net cash flows to be generated from the related assets adjusted by a pro rata allocation of negative goodwill, totaling approximately $1,400,000, also affecting property and equipment. The rate used to discount the net cash flows to present value was 31%. In-process research and development was immediately charged to income. Developed technology is being amortized to income on a straight-line basis over three to five years from the acquisition date.

          Revenues from the acquired business of MyDocOnline for the three month period ended March 31, 2004 totaled $123,000.

     Elron Software, Inc.

          On September 2, 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, a majority-owned subsidiary of Elron Electronic Industries Ltd. Elron Software develops, markets, licenses, supports and maintains computer software products that provide anti-spam, email content filtering and Web filtering solutions. The consideration for the acquisition totaled $7,471,000 and consisted of 1,709,402 shares of the Company’s common stock with a fair market value of $6,333,000, a 5.75% convertible note for $1,000,000 and acquisition related transaction costs of $138,000. In November 2003, the note and related accrued interest were converted by the holder into 262,454 shares of the Company’s common stock at a conversion price of $3.86 per share.

     PocketScript, Inc.

          On July 22, 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, a privately-held development stage enterprise that provides electronic prescription solutions for the healthcare industry. The consideration for the acquisition totaled $1,457,000 and consisted of 362,903 shares of the Company’s common stock with a fair market value of $1,386,000, a $50,000 cash payment and acquisition related transaction costs of $21,000. PocketScript’s historical operating results are insignificant compared to the Company’s historical operating results.

     Pro Forma Information

          The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of MyDocOnline and Elron Software had occurred as of January 1, 2003. The pro forma information has been prepared by combining the results of operations of the Company, MyDocOnline and Elron Software, with adjustments to record the amortization of intangible assets resulting from the allocation of the cost of the acquisitions, to eliminate the historical expenses of MyDocOnline and Elron Software for amortization of intangible assets that were excluded from the assets acquired by the Company and to eliminate the historical interest expense on the intercompany debt of MyDocOnline and Elron Software, which was excluded from the liabilities acquired by the Company. In addition, adjustments related to the Elron Software acquisition include the elimination of historical expenses for stock compensation, the recording of interest expense and adjustments to recognized revenues resulting from the application of purchase accounting. The pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of January 1, 2003, or the results of operations that may occur in the future.

	Three Months Ended
	March 31
	2004	2003
Revenues	$2,897,000	$2,537,000

Net loss	$(11,956,000)	$(15,190,000)

Basic and diluted loss per common share	$(0.39)	$(0.69)

3. Conversion/Redemption of Convertible Preferred Stock

          In September 2002, the Company received total proceeds of $8,000,000 in exchange for shares of two newly created series of convertible preferred stocks and related warrants to purchase 709,528 shares of the Company’s common stock. Beginning in September 2002 and concluding in September 2003, all of the convertible preferred stocks were redeemed by the Company or converted by the investors into 2,166,977 shares of the Company’s common stock. During the three-month period ending March 31, 2003, the Company recorded preferred stock dividends of $494,000. At March 31, 2004, of these warrants issued in September 2002, warrants to purchase 514,408 shares of the Company’s common stock remained outstanding. These warrants have an exercise price of $4.42 per share and expire in 2006.

4. Revenues and Significant Customers

          The Company develops, markets, licenses and supports computer software products and services. Certain of the Company’s products and services, such as ZixMail, ZixVPM, ZixPort, ZixWorks, anti-spam signatures, various electronic prescription services and some of the recently acquired products from MyDocOnline are offered on a subscription basis. The Company’s subscription services include delivering licensed software and providing customer support and secure electronic communications throughout the subscription period. The customer generally is provided an appliance with pre-installed software or contractually subscribes to data center resident service capability and capacity. Subscriptions to date have generally been annual non-refundable contracts. Some of the contracts have automatic renewal provisions. The subscription period begins on the date specified by the parties. Revenues from subscription services are recorded as the services are rendered. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period. Some of the Company’s services also incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs.

          The Company also sells anti-spam, email content filtering and Web filtering solutions to customers under perpetual license agreements. The Company recognizes revenue on these arrangements after all of the following occur: persuasive evidence that an arrangement exists, the software is delivered, collection is probable, fees are fixed and determinable, and vendor-specific objective evidence of fair value (VSOE) exists to allocate the total fees to the elements of the arrangement. These software licenses are sold as part of multiple element arrangements that include annual maintenance, and often times implementation or training services. Where VSOE has not been established for certain elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the full fair value related to the undelivered elements and recognize as revenue the remaining portion of the arrangement value through application of the residual method. Evidence of VSOE for implementation and training services is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon current contract renewal rates. The Company recognizes maintenance revenue over the term of the maintenance agreement, generally one year.

          Cigna Corporation accounted for $289,000 or 10% and $90,000 or 14%, respectively, of the Company’s total revenues for the three-month periods ending March 31, 2004 and 2003 stemming from the ratable service revenue recognition of contracted subscription services. Separately, service revenues for the three-month period ended March 31, 2003 also included $234,000 (37% of quarterly revenues) resulting from the pro-rata recognition of certain minimum payments associated with the Company’s marketing agreement with Entrust, Inc. (“Entrust”). These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four-year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate the marketing agreement, because the marketing agreement, as structured, no longer served their respective business interests. In connection with the termination of the marketing agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled.

5. Stock Options and Warrant Exercises

           In the first quarter of 2004, the Company received $10,985,000 in cash from the exercise of warrants and options, which resulted in the issuance of 1,403,647 shares of the Company’s common stock. Subsequent to March 31, 2004, the Company received an additional $9,338,000 in cash from the exercise of warrants and options, which resulted in the issuance of 868,486 shares of the Company’s common stock.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The Company operates in a single industry segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two categories: Communications Protection and Care Delivery Solutions. By offering two comprehensive sets of products and services, the Company protects organizations from viruses and spam, provides the management tools needed for Web access control and policy-driven email encryption, and provides care delivery solutions for e-prescribing, e-lab results delivery, online doctor visits and e-consulting that enable physicians to leverage technology for better patient care.

          In 1998 and prior years, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company sold all of its operating units in 1998 and began evaluating new Internet-related business opportunities. The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. In the first quarter of 2001, the Company began charging for the use of ZixMail, its initial product in the secure e-messaging space, and began focusing its sales and marketing efforts toward the business market. In 2002 and 2003, the Company significantly expanded its portfolio of commercial products and services and rebuilt its sales and marketing work force under new executive leadership. The expanded communications protection portfolio of commercial products and services included ZixVPM (Virtual Private Messenger), an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications, ZixAuditor, an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies, ZixPort, a secure Web-messaging portal, and ZixWorks, a suite of fully managed hosted services that enables users to send email securely and that protects organizations from viruses, spam, inappropriate content and electronic attack. Further, the Company has targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act, a 1996 law that requires Protected Health Information to be safeguarded over open networks, are driving demand. The privacy regulations for this law took effect in April 2003 and the security regulations are scheduled to go into effect in early 2005.

          In July 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise which provides electronic prescription solutions for the healthcare industry. This acquisition enables the Company to expand its services into care delivery, specifically, the e-prescription marketplace, which is expected to grow significantly as more physicians are leveraging technology in delivering care, coupled with the fact that the number of prescriptions written annually in the United States continues to increase. In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. This acquisition enables the Company to add a feature set to its anti-spam, anti-virus, and content filtering services while expanding its offerings to include Web filtering. In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offers a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, and laboratory information solutions. PocketScript, Elron Software and MyDocOnline have incurred operating losses in recent years.

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

          Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2003 and the three month period ending March 31, 2004, the Company and its recent acquisitions have incurred significant operating losses and the use of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2004.

Results of Operations

     Revenues

          Revenues increased from $639,000 for the three months ended March 31, 2003 to $2,843,000 for the corresponding period in 2004 due primarily to an increase of approximately $1,271,000 of secure e-messaging subscription fees generated from new U.S. corporate customers primarily in the healthcare sector, $327,000 in email content and Web filtering software sales as well as $576,000 in related maintenance in relation to the Elron Software acquisition and $264,000 in care delivery related subscription fees resulting from the acquisitions of PocketScript and MyDocOnline minus $234,000 of services revenue related to the Entrust Marketing Agreement described below. Elron Software products are offered to customers under perpetual license agreements. The Company recognizes revenue on these arrangements after all of the following occur: persuasive evidence that an arrangement exists, the software is delivered, collection is probable, fees are fixed and determinable, and vendor-specific objective evidence of fair value (VSOE) exists to allocate the total fees to the elements of the arrangement. These software licenses are sold as part of a multiple element arrangement that includes annual maintenance, and often times implementation or training services. Where VSOE has not been established for certain elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the full fair value related to the undelivered elements and recognize as revenue the remaining portion of the arrangement value through application of the residual method. Evidence of VSOE for implementation and training services is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon current contract renewal rates. The Company recognizes maintenance revenue over the term of the maintenance agreement, generally one year.

          Service revenues for the three month period ending March 31, 2003 included $234,000 resulting from the pro-rata recognition of certain minimum payments associated with the Marketing Agreement with Entrust. These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate the marketing agreement, because the marketing agreement, as structured, no longer served their respective business interests. In connection with the termination of the marketing agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled.

          The Company’s end-user order backlog as of March 31, 2004, increased to approximately $19,400,000, and is comprised of the following elements: $4,000,000 for the services order from Aventis, which was billed and the cash payment received, $5,481,000 of deferred revenue that has been billed and paid, $2,613,000 billed but unpaid and approximately $7,306,000 of unbilled contracts. The backlog excluding the Aventis order of $4,000,000 is $15,400,000. Approximately 55% to 65% of this $15,400,000 is expected to be recognized as revenue in the next twelve months. The timing of revenue is affected by the length of time required to deploy a service and the length of the service. The backlog is a mix of contracts of varying lengths of service.

           The extent to which the $4,000,000 Aventis order will be recorded into revenue will be determined as the services are fully identified. At that time, the cost of the services plus a reasonable markup will be recorded as deferred revenue and amortized over the term of the services. It is possible, given that the services to be rendered may cost less than $4,000,000 after a reasonable markup, that the full $4,000,000 may not be recorded as revenue.

          The Company also currently generates revenues from the sale of perpetual software licenses and various transaction fees associated with services. These revenue elements typically do not get placed into backlog as the order and the revenue occur simultaneously.

          Management follows several general metrics to gauge business performance and the results of these metrics can have an affect on management’s estimate of future revenue. These metrics include: order input, renewal rate (customer retention) of service contracts, mix of single or multi-year service contracts and deployment statistics for the Company’s products and services. In particular, as the market for e-prescription solutions matures, the number of our e-prescribing devices deployed to physicians and the prescription volume written by such physicians will become increasingly important metrics.

     Cost of revenues

          Cost of revenues increased from $1,760,000 for the three months ended March 31, 2003 to $3,160,000 for the corresponding period in 2004. The net increase of $1,400,000 consists of a $1,191,000 increase in cash expenses and a $209,000 increase in non-cash expenses. The increase in cash expenses is primarily due to $634,000 of incremental operating costs, consisting of approximately $100,000 for personnel and $534,000 for non-personnel operating costs resulting from the recent acquisitions of PocketScript, Elron Software and MyDocOnline and $557,000 due primarily to personnel additions totaling $360,000 and non-personnel cost increases totaling $197,000 which were necessary to expand the Company’s deployment and client services capabilities to support the order growth of the Company’s secure messaging products and services. Non-personnel costs primarily include expenses for data center maintenance and support, outside consultants and travel. The increase in non-cash expenses is primarily due to $432,000 of incremental operating costs associated with the recent acquisitions of PocketScript, Elron Software and MyDocOnline, primarily consisting of $278,000 for the amortization of intangible assets and $145,000 for the depreciation and amortization of property and equipment, partially offset by a reduction in depreciation and amortization of property and equipment resulting from certain data center equipment becoming fully depreciated.

          A significant portion of the Company’s cost of revenues has not been and is not expected to be directly variable to the revenue generated, such as the cost of operating and maintaining the ZixSecure Center which is currently not fully utilized. Accordingly, costs associated with the data center are expected to grow at a much slower pace than revenue. Cost of revenues also includes the activities of field deployment, professional services and customer service and support. For the Communication Protection products and services, in the near term, the Company expects to grow the cost of revenues for these products and services at rates less than the associated revenue growth rates for the same products. For the Care Delivery products and services, in the near term, the Company expects to grow the cost of revenues for these products at rates greater than the associated revenue growth rates for the same products. Additionally, other than the non-cash amortization of the fair value of developed technology acquired with the purchase of Elron Software, cost of revenues related directly to software sales has not been significant.

     Research and development expenses

          Research and development expenses increased from $1,204,000 for the three months ended March 31, 2003 to $2,691,000 for the corresponding period in 2004. The net increase of $1,487,000 consists of a $1,218,000 increase in cash expenses and a $269,000 increase in non-cash expenses. The increase in cash expenses is due primarily to $1,190,000 of incremental operating costs, consisting of $817,000 for personnel and $373,000 for non-personnel operating costs, resulting from the recent acquisitions of PocketScript, Elron Software and MyDocOnline. Non-personnel operating costs primarily include expenses for outside consultants, occupancy and travel. The increase in non-cash expenses consists of $152,000 for amortization of allocated in-process research and development expense associated with the cost of the acquisition of MyDocOnline and $162,000 for common stock issued in lieu of cash compensation for employee bonuses and severance costs.

     Selling, general and administrative expenses

          Selling, general and administrative expenses increased from $4,523,000 for the three months ended March 31, 2003 to $7,777,000 for the corresponding period in 2004. The net increase of $3,254,000 consists of a $1,916,000 increase in cash expenses and a $1,338,000 increase in non-cash expenses. The increase in cash expenses is primarily due to increased personnel costs of approximately $1,732,000 consisting primarily of $1,202,000 resulting from the third quarter 2003 acquisitions of PocketScript and Elron Software and the January 2004 acquisition of MyDocOnline and $393,000 for severance costs associated with a former senior executive and a net increase of $184,000 in operating expenses other than personnel costs. Operating expenses, excluding personnel costs, for the recent acquisitions increased approximately $922,000 and consisted principally of travel, facility costs, advertising and promotion and third-party consulting totaling $269,000, $213,000, $161,000 and $137,000, respectively, and were partially offset by reductions in operating expenses other than personnel costs of $738,000 for secure messaging products and services, consisting principally of advertising and promotion, third party consulting and business insurance totaling $331,000, $172,000 and $214,000, respectively.

          The increase in non-cash expenses primarily consists of $886,000 for employee severance costs resulting from the acceleration of the vesting of certain stock options held by the involved employees, usually in lieu of cash payments per their respective severance agreements; $471,000 due to employee sales commissions paid using Company common stock; $120,000 for amortization of intangible assets associated with the 2003 acquisition of Elron Software; and, partially offset by a $154,000 decrease in stock-based compensation related to stock option grants for employees and third party service providers.

     Investment and other income

          Investment income increased from $41,000 for the three months ended March 31, 2003 to $58,000 for the corresponding period in 2004 primarily due to the increase in invested cash and marketable securities.

     Realized and unrealized gain on investments

          The realized gain on investment of $70,000 for the three-month period ended March 31, 2004 represents a cash payment received in February 2004 from Maptuit Corporation (“Maptuit”) in exchange for the Company’s remaining one million shares of Maptuit’s common stock as a final, partial recovery of a previous related party investment.

     Income taxes

          The Company’s income tax expense for the three months ended March 31, 2003 was $24,000 and $29,000 for the corresponding period in 2004. These provisions represent non-U.S. taxes payable resulting from the operations of the Company’s Canadian subsidiary. The income taxes on the pre-tax loss is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company has fully reserved its net deferred tax assets due to the uncertainty of future taxable income. There may be limitations on the Company’s ability to fully use its substantial net operating loss carryforwards against any future taxable income, including potential limitations due to ownership changes as defined in Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

          Net cash used by operations was $3,992,000 for the three months ended March 31, 2003 compared to $6,941,000 for the corresponding period in 2004. The increase in cash flows used for operating activities totaling $2,949,000 was primarily due to a 56% increase in the Company’s net loss, totaling $3,855,000, an increase in non-acquired accounts receivable and prepaid expenses totaling $1,449,000, a decrease in non-acquired deferred revenue totaling $476,000, partially offset by a $1,065,000 increase in trade payables and accrued expenses and a

$1,817,000 increase in the 2004 non-cash operating expenses in the areas of depreciation and amortization and stock-based compensation. Net cash used by operating activities in 2004 was funded primarily by existing cash resources and investing and financing activities described below.

          Net cash flows provided by investing activities was $4,405,000 for the three months ended March 31, 2003 compared to $8,682,000 for the corresponding period in 2004. The increase in investing cash flows were primarily attributable to the acquisition of MyDocOnline and the related loan from Aventis for $3,000,000, and the related $4,000,000 prepaid Master Services Agreement dated January 30, 2004, $70,000 received as partial recovery of the Company’s investment in Maptuit Corporation and partially offset by both a net decrease in marketable securities totaling $2,486,000 and increased purchases of property and equipment totaling $307,000, as the Company continues to upgrade certain computer hardware in its data center and acquire computer equipment to satisfy customer orders for the Company’s products and services, primarily ZixVPM and ZixWorks.

          Related to the acquisition of MyDocOnline, the Aventis $3,000,000 loan is evidenced by a secured promissory note due March 15, 2007. Interest on the note is 4.5% and is payable only in services provided by the Company to Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Aventis’ discretion and after the $4,000,000 Aventis commitment under the Master Services Agreement described below has been consumed, the principal portion of the note may be paid in the form of additional services provided to Aventis by the Company pursuant to the terms of such services agreement. Should Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan. The loan payable has not been recorded for financial accounting purposes because Aventis may elect to receive services from the Company to satisfy the loan and the fair value of the potential services rendered cannot be reasonably determined at this time. Therefore, a contingent liability exists equal to the fair value of the services, cash or stock ultimately used to repay the loan. When the form of payment is determined with certainty, the loan payable would be reflected in the financial statements, and correspondingly, a purchase price adjustment would be recorded to increase non-current assets, including possibly goodwill. Should Aventis choose to receive services as payment for the note payable, the liability and corresponding increase in purchase price would be at the cost of the services rendered.

          Additionally, Aventis entered into a three-year service contract with the Company with a minimum commitment of $4,000,000 for the performance by the Company of various future services, which are contemplated to include patient educational services, pursuant to a Master Services Agreement dated January 30, 2004. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to the first, second and third calendar year anniversary dates of the acquisition closing. The $4,000,000 was paid by Aventis upon execution of the Master Services Agreement and will be forfeited by Aventis if services are not used by Aventis in accordance with the terms of the Master Services Agreement. The Company’s services to be provided to Aventis as contemplated in the Master Services Agreement have not yet been fully defined. Accordingly, the fair value of providing such services cannot be determined at this time and therefore no value has been assigned to deferred revenue associated with the Master Services Agreement. As such services are defined, deferred revenue would be recorded, based upon the cost to provide such services plus a reasonable profit margin, with a corresponding purchase price adjustment to increase non-current assets, including possibly goodwill. Deferred revenue would be recognized as revenues as the services were rendered.

          Net cash provided by financing activities was $334,000 for the three months ended March 31, 2003 compared to $10,985,000 for the corresponding period in 2004. The increase in financing cash flows was attributable to the exercise of stock options and warrants by employees and outside holders in the first quarter of 2004 to purchase 1,403,647 shares of the Company’s common stock at an average price per share of $7.83. Additionally, in connection with the acquisition of MyDocOnline, the Company acquired substantially all of the assets and businesses with equity securities consisting of 583,411 shares of the Company’s common stock valued at $9,037,000 or $15.49 per share and warrants with a fair market value of $1,475,000 to purchase 145,853 shares of the Company’s common stock. The fair market value of the warrants to purchase the Company’s common stock was calculated using the Black-Scholes pricing model. The exercise price and term of the warrants is $13.01 per share and three years, respectively.

          At March 31, 2004, the Company’s principal source of liquidity was its net working capital position of $17,119,000, including cash and marketable securities of $24,083,000. The Company plans to continue to invest its excess cash primarily in short-term, high-grade commercial paper, U.S. government and agency securities or money market funds. Subsequent to quarter end, through April 30, 2004, as a result of the exercise of stock options and warrants, the Company’s liquidity improved as it received proceeds of $9,338,000 in exchange for 868,486 shares of the Company’s common stock. On April 30, 2004, there were currently exercisable warrants and stock options, with an exercise price per share of $10.00 or less, to acquire approximately 3,864,000 shares of the Company’s common stock, at an average price of approximately $5.31 per share, which if exercised would result in a significant level of additional new funding for the Company. On April 30, 2004, the total of the Company’s cash and marketable securities was approximately $31,200,000.

          The Company’s cash requirements consist principally of funding the Company’s operating losses as it pursues a leadership position in the emerging markets in which it operates and capital expenditures, primarily for data center expansion and refurbishment and for computer equipment to support new customer orders. The Company anticipates further losses in 2004 and the use of cash resources for operating activities continues at a substantial level. To complement and expand our business and product offerings, the Company acquired the assets and the businesses of PocketScript, Elron Software and MyDocOnline in July 2003, September 2003 and January 2004, respectively, in exchange for certain equity securities of the Company. While no significant cash was required to make these acquisitions, each of these businesses have incurred operating losses in recent years. The Company has significantly reduced the substantial historical operating losses of Elron Software and expects to significantly and quickly reduce the substantial historical operating losses of MyDocOnline based upon a reduced number of employees and contractors, strategic expense cuts, expected increases in sales volumes and anticipated cost synergies with its existing businesses. See Note 2 to the consolidated financial statements included herein. The Company expects to incur operating losses in the near term from the operation of its PocketScript operations as it continues to invest in new personnel and other resources necessary to effectively deploy its e-prescription devices.

          The amount of the Company’s future cash requirements depends primarily on the market acceptance of its products and services and the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of our products and services and resources devoted to sales and marketing including discretionary advertising initiatives. The Company expects the market for its products and services to expand as the business community recognizes the importance of privacy and security for electronic communications and as electronic prescription initiatives mature in the marketplace. The Company may need to raise additional funds in the future to sustain its operations or initiate reductions in operating expenses, or both. The Company will continue to consider various capital funding alternatives to strengthen its financial position. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for shares of the Company’s common stock. The Company currently has no existing credit facilities. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

Options and Warrants of ZixCorp Common Stock

          In 2003 and into 2004, the Company raised significant cash from individuals who hold warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. The extent of future cash inflow from additional warrant and option activity is not certain and is likely to be less than the Company experienced in the prior two quarters. The following table summarizes the warrants and options that are outstanding as of April 30, 2004. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
		Total Value	Vested	Total Value
	Outstanding	of Outstanding	Shares	of Vested
Exercise Price Range	Shares	Shares	(included in outstanding shares)	Shares
$2.50 to $10 a share	5,752,388	$30,842,618	3,864,380	$20,536,092
$10 to $20 share	1,687,211	20,682,686	579,511	8,627,351
Greater than $20 a share	238,204	8,495,382	238,204	8,495,382

Total	7,677,803	$60,020,686	4,682,095	$37,658,825

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

     The following table aggregates the Company’s material contractual cash obligations as of March 31, 2004:

	Payments Due by Period
	Remainder of
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter
Operating leases	$994,000	$1,111,000	$925,000	$903,000	$905,000	$1,333,000
Purchase obligations	293,000	68,000	67,000	—	—	—

Total contractual obligations	$1,287,000	$1,179,000	$992,000	$903,000	$905,000	$1,333,000

          The Company also has severance agreements with certain employees that would require the Company to pay approximately $2,724,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.

          In connection with the MyDocOnline acquisition, at closing Aventis, Inc. (“Aventis”) loaned the Company $3,000,000 due March 15, 2007, which loan bears interest at an annual rate of 4.5%. The loan is evidenced by a secured promissory note. Interest on the note is payable only in services provided by the Company to Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Aventis’ discretion, the principal portion of the note may be paid in the form of additional services provided to Aventis by the Company pursuant to the services agreement described below. Should Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock, however, at an amount equal to 90% of the face amount of the loan. The loan payable has not been recorded for financial accounting purposes and is considered contingent purchase price of the acquired business of MyDocOnline because Aventis can elect to take services from the Company to satisfy the loan. As the services are not yet defined the costs of such services cannot be reasonably determined at this time and the liability is not known. The degree of the contingency is equal to the costs of the services, cash, or ZixCorp common stock ultimately utilized to repay the loan. As the form of the note repayment is made certain, a corresponding purchase price adjustment would be recorded to increase non-current assets, including possibly goodwill. If the form of the repayment is to be in services rendered, the costs of those services would be recorded as a liability, to the extent they are identifiable, and the purchase price adjusted for the same amount. If the form of the repayment is to be in cash or ZixCorp common stock, 90% of the loan value would be recorded as a liability and the purchase price adjusted for the same amount.

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

          We must be able to achieve broad market acceptance for our products and services in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure e-messaging protection and transaction businesses similar to our Zix branded business that currently operate at the scale that we would require, at our current expenditure levels and pricing, to become profitable. As previously noted, PocketScript and MyDocOnline are start-up ventures in emerging markets. There is no assurance that our products and services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate profitably.

          Competition in our businesses is expected to increase, which could cause our business - including the business of our recently acquired subsidiaries - to fail.

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

          Our recently acquired MyDocOnline business offers a variety of Internet-based healthcare services. MyDocOnline Connect is a subscription-based Web service that allows patients and physicians to securely communicate online. Connect helps patients become more active, informed participants in their own health. Communication features offered by the service cover the spectrum of patient needs, and include: online doctor visits, administrative questions, appointment requests, billing questions, prescription requests, and referral requests. The service also offers a host of educational, interactive content features that deliver condition-specific health information to patients. Connect competitors include Medem, Inc., RelayHealth Corporation and MedFusion, Inc. with respect to the communication features, and WebMD Corporation with respect to the content resources. We believe that Connect offers superior services in the online doctor visit arena with the comprehensiveness of the templates; its ability to intelligently evaluate symptoms, interface with electronic medical records, control template availability at a granular level, and enable patients to include their health history; and its compatibility with the vast number of business/financial arrangements that exist in the healthcare industry. Nevertheless, we expect to face increasing competition in this arena and our competitors may develop products and services that are perceived to be better than ours.

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

          The emerging nature of the secure e-messaging protection and transaction services business and its rapid evolution require us continually to develop and introduce new products and services and to improve the performance, features and reliability of our existing products and services, particularly in response to competitive offerings. Our Elron business, while having a significant customer base and meaningful revenues, has not been profitable in recent years under its prior ownership.

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

          Our PocketScript electronic prescription management services and our MyDocOnline services are targeted to the emerging market for providing secure communications among health care providers to deliver information in an efficient, economical manner. These are emerging markets, and the success of our PocketScript and MyDocOnline services is dependent, in large measure, on physicians and other health care providers changing the manner in which they conduct their medical practices by beginning to use secure wireless and Internet communications channels to communicate with their patients, medical laboratories, payors, drug formularies, and others. Our challenge is to make these new businesses profitable. To do so may require us to invest significant resources, including significant amounts of cash, and there are no assurances that these businesses will become profitable in the near term.

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

          Our business depends on the uninterrupted operation of our data centers — currently, our ZixSecure Center located in Dallas, Texas; the Austin, Texas data centers used for fail-over and staging of new customers of our Zix branded services; the Dallas, Texas co-location facility that supports the operations of our recently acquired MyDocOnline business; and the data center that supports the PocketScript operations. We must protect these centers from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. Any damage or failure that causes interruptions in our data centers operations could materially harm our business, financial condition and results of operations.

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

          Secure messages sent through our ZixPort™ and ZixMessage Center messaging portals, in connection with the operation of our secure e-messaging protection and transaction services, will reside, for a user-specified period of time, in our secure data center network; individual prescription histories transmitted through our PocketScript system will reside in our secure data center network; and the personal health care information transmitted through our MyDocOnline system will reside in our secure data center network. Any physical or electronic break-ins or other security breaches or compromises of this information could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

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

          Our stock price may be volatile.

          The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last year. As of April 15, 2004, there was a short position in our common stock of 8,255,555 shares.

          Our directors and executive officers own a substantial percentage of our securities. Their ownership could allow them to exercise significant control over corporate decisions and to implement corporate acts that are not in the best interests of our shareholders as a group.

          Our directors and executive officers beneficially own shares of our securities that represent approximately 16.3% of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a former director and father of a current director (Antonio R. Sanchez III), and current beneficial owner of approximately 8.4% of our outstanding common stock, and John A. Ryan, our chairman and chief executive officer. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

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

          At some point in the future we may determine to seek additional capital funding or to acquire additional businesses. These events could involve the issuance of one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our common stock. In addition, we incentivize employees and attract new employees by issuing shares of our common stock and options to purchase shares of our common stock. Therefore, the interest of our existing shareholders could be diluted by future share issuances and stock option grants to employees and any equity securities issued in capital funding financings or business acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For the three-month period ended March 31, 2004, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2003 Annual Report to Shareholders on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

          An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

          On January 30, 2004, the Company acquired substantially all of the assets and business of MyDocOnline, Inc., a subsidiary of Aventis Pharmaceuticals, the North American pharmaceuticals business of Aventis (NYSE:AVE). The consideration for the acquisition consisted of 583,411 shares of ZixCorp’s common stock, and three year warrants to purchase 145,853 shares of ZixCorp’s common stock at an exercise price of $13.01 per share. The shares and warrants were issued in a private placement effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The Company

has filed a registration statement with the SEC relating to the resale of the common stock shares issued at the closing of the acquisition and the shares issuable upon the exercise of the warrants. The Company anticipates that the registration statement will become effective by the end of May 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits

          The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Description of Exhibits
10.1	Zix Corporation 2004 Stock Option Plan, dated May 6, 2004.

10.2	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of John A. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bradley C. Almond, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b. Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended March 30, 2004:

1.	The Company filed a report on Form 8-K on February 4, 2004, reporting its financial results for the quarter ended December 31, 2003.

2.	The Company filed a report on Form 8-K on February 11, 2004, relating to the asset acquisition of MyDocOnline, Inc.

The Company also filed a report on Form 8-K on April 7, 2004, relating to new executive appointments (amended via Form 8-K/A dated May 6, 2004) and a report on Form 8-K/A dated April 14, 2004, reporting the historical financial statements of MyDocOnline, Inc. and certain pro forma financial information, and a report on Form 8-K on May 5, 2004 reporting the Company’s financial results for the quarter ended March 30, 2004.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION

(Registrant)

Date:	May 10, 2004	By:	/s/Bradley C. Almond

Bradley C. Almond
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer and
Duly Authorized Officer)