Form 10-Q/A
period 2004-03-31
ZIX CORP
filed 2004-08-09
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common Stock, par value $.01 per share	31,727,909

Purpose of Amendment

This Form 10-Q/A is being filed for the purpose of amending Items 1 and 2 of Part I of Form 10-Q as of March 31, 2004 filed on May 10, 2004 to reflect the restatement of the Company’s Condensed Consolidated Financial Statements, as discussed in Note 6 thereto, and other information related to such restated Condensed Consolidated Financial Statements. All information in the Form 10-Q/A is as of March 31, 2004 and does not reflect any subsequent information or events other than such changes.

INDEX

PART I-FINANCIAL INFORMATION

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
	(as restated, see Note 6)
ASSETS
Current assets:
Cash and cash equivalents	$19,325	$6,599
Marketable securities	4,758	7,253
Receivables, net	504	359
Other current assets	1,524	1,147

Total current assets	26,111	15,358
Property and equipment, net	4,638	3,151
Intangible assets, net	5,881	3,589
Goodwill	9,119	4,321

	$45,749	$26,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,666	$3,738
Deferred revenue	4,351	4,066
Customer deposit	1,000	—

Total current liabilities	10,017	7,804
Deferred revenue – non-current	1,130	696
Customer deposit – non-current	3,000	—
Promissory note payable	1,580	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 175,000,000 shares authorized; 33,186,291 issued and 30,859,110 outstanding in 2004 and 31,155,646 issued and 28,828,465 outstanding in 2003	332	312
Additional capital	253,608	230,580
Unearned stock-based compensation	(33)	(26)
Treasury stock, at cost; 2,327,181 common shares	(11,507)	(11,507)
Accumulated deficit	(212,378)	(201,440)

Total stockholders’ equity	30,022	17,919

	$45,749	$26,419

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months
	Ended March 31
	2004	2003
	(as restated, see Note 6)
Revenues:
Services	$2,516	$639
Software sales	327	—

	2,843	639
Cost of revenues	(3,174)	(1,760)
Research and development expenses	(2,845)	(1,204)
Selling, general and administrative expenses	(7,806)	(4,523)
Investment and other income	58	41
Interest expense	(55)	—
Realized and unrealized gain on investments	70	—

Loss before income taxes	(10,909)	(6,807)
Income taxes	(29)	(24)

Net loss	$(10,938)	$(6,831)

Basic and diluted loss per common share	$(0.36)	$(0.36)

Weighted average common shares outstanding	30,200	20,570

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(as restated, Note 6)
(Unaudited)

	Stockholders Equity
	Common Stock		Additional	Unearned Stock-Based	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Stock	Deficit	Equity
Balance, December 31, 2003	31,155,646	$312	$230,580	$(26)	$(11,507)	$(201,440)	$17,919
Exercise of stock options and warrants for cash	1,403,647	14	10,971	—	—	—	10,985
Common stock issued for purchase of MyDocOnline	583,411	6	9,031	—	—	—	9,031
Warrants assigned to promissory note payable	—	—	1,475	—	—	—	1,475
Common stock issued in lieu of cash compensation	43,587	—	588	—	—	—	588
Non-cash compensation related to stock options	—	—	942	—	—	—	942
Unearned stock-based compensation for service providers	—	—	40	(40)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	33	—	—	33
Other	—	—	(19)	—	—	—	(19)
Net loss	—	—	—	—	—	(10,938)	(10,938)

Balance, March 31, 2004	33,186,291	$332	$253,608	$(33)	$(11,507)	$(212,378)	$30,022

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months
	Ended March 31
	2004	2003
	(as restated, see Note 6)
Cash flows from operating activities:
Net loss	$(10,938)	$(6,831)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,554	917
Non-cash compensation related to stock options	942	187
Common stock issued in lieu of cash compensation	588	—
Amortization of stock-based compensation	33	—
Recovery of investment in Maptuit Corporation	(70)	—
Changes in assets and liabilities, excluding acquisitions of businesses:
Other assets	(168)	1,279
Customer deposit	4,000	—
Other liabilities	1,118	456

Net cash used by operating activities	(2,941)	(3,992)
Cash flows from investing activities:
Purchases of property and equipment, net	(883)	(576)
Purchases of marketable securities	(2,485)	—
Sales and maturities of marketable securities	4,980	4,981
Cash received from Maptuit Corporation	70	—

Net cash provided by investing activities	1,682	4,405
Cash flows from financing activities:
Proceeds from exercise of stock options or warrants	10,985	334
Promissory note payable	3,000	—

Net cash provided by financing activities	13,985	334

Increase in cash and cash equivalents	12,726	747
Cash and cash equivalents, beginning of period	6,599	7,586

Cash and cash equivalents, end of period	$19,325	$8,333

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

          Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2003 and the three month period ended March 31, 2004, the Company has incurred significant operating losses and the use of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2004. At March 31, 2004, the Company’s cash and marketable securities totaled $24,083,000. The Company’s future cash requirements depend primarily on the timing and magnitude of cash flows generated from new customer orders. Subsequent to quarter end, through April 30, 2004, as a result of the exercise of stock options and warrants, the Company’s liquidity improved as it received proceeds of $9,338,000 in exchange for 868,486 shares of the Company’s common stock. On April 30, 2004, there are currently exercisable warrants and stock options, with an exercise price per share of $10.00 or less, to acquire approximately 3,864,000 shares of the Company’s common stock, at an average price of approximately $5.31 per share, which if exercised would result in a significant level of additional new funding for the Company. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of products and services and resources devoted to sales and marketing. The Company may need to raise additional funds in the future to sustain its operations or initiate reductions in operating expenses, or both. The Company will continue to consider various capital funding alternatives to strengthen its financial position. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for shares of the Company’s common stock. The Company currently has no existing credit facilities. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

     Receivables, net

          Receivables, net consists of the following:

	March 31, 2004	December 31, 2003
Gross accounts receivable	$3,213,000	$2,306,000
Allowance for doubtful accounts	(96,000)	(93,000)
Deferred revenue	(2,613,000)	(1,854,000)

Receivables, net	$504,000	$359,000

          The reduction for deferred revenue represents future customer service or maintenance obligations that have been billed to the customer but remain unpaid as of the date indicated. Deferred revenue on the Company’s condensed consolidated balance sheets represents future customer service or maintenance obligations that have been billed and collected as of the respective balance sheet date.

     Intangible Assets

          At March 31, 2004, the Company’s intangible assets, subject to amortization, were comprised of the following, which resulted from the third quarter 2003 acquisitions of PocketScript and Elron Software and the first quarter 2004 acquisition of MyDocOnline:

	March 31, 2004			December 31, 2003
	Gross			Gross
	Carrying		Net	Carrying		Net
	Amount, at	Accumulated	Carrying	Amount, at	Accumulated	Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
Developed technology	$4,320,000	$559,000	$3,761,000	$2,269,000	$289,000	$1,980,000
Customer contracts and relationships	1,994,000	222,000	1,772,000	1,336,000	111,000	1,225,000
Trademarks and trade names	432,000	84,000	348,000	432,000	48,000	384,000

Total	$6,746,000	$865,000	$5,881,000	$4,037,000	$448,000	$3,589,000

          Amortization expense relating to intangible assets subject to amortization totaled $417,000 in the first quarter 2004. The estimated amortization expense for the remainder of 2004 and each of the next five years is as follows:

Nine months ended December 31, 2004	$1,413,000
2005	1,885,000
2006	1,547,000
2007	701,000
2008	310,000
2009	25,000

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

	Three Months ended
	March 31,
	2004	2003
Net loss, as reported	$(10,938,000)	$(6,831,000)
Add stock compensation expense recorded under the intrinsic value method	942,000	—
Deduct pro forma stock compensation expense computed under the fair value method	(2,622,000)	(1,431,000)

Pro forma net loss	$(12,618,000)	$(8,262,000)

Basic and diluted loss per common share:
As reported	$(0.36)	$(0.36)

Pro forma	$(0.42)	$(0.43)

   Loss per common share

     The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. A reconciliation of the numerator of basic and diluted net loss per share is provided as follows:

	Three Months ended
	March 31,
	2004	2003
Net loss before preferred stock dividends	$(10,938,000)	$(6,831,000)
Accretion of preferred stock dividend	—	(494,000)

Net loss attributable to common stock	$(10,938,000)	$(7,325,000)

Basic and diluted loss per common share	$(0.36)	$(0.36)

Weighted average common shares
Weighted average common shares outstanding – basic and diluted	30,200,000	20,570,000

     The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, because a net loss was reported for each period. The accretion of preferred stock dividends shown above pertain to the Series A and Series B convertible preferred stocks, which were issued and outstanding during that period. Common stock equivalents that have been excluded from the computation of diluted loss per common share consist of the following:

	Three Months ended
	March 31,
	2004	2003
Stock options	6,294,000	6,989,000
Warrants	3,365,000	4,158,000
Convertible preferred stock	—	1,858,000

Total common stock equivalents excluded	9,659,000	13,005,000

2. Business Acquisitions and Related Transactions

     MyDocOnline, Inc.

          On January 30, 2004, the Company acquired substantially all of the operating assets and the business and assumed certain liabilities of MyDocOnline, a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA and a leading provider of secure Web-based communications, disease management, and laboratory information solutions, pursuant to an asset purchase agreement. The consideration for the net assets acquired consisted of 583,411 shares of the Company’s common stock.

          The components of the aggregate cost of the acquisition are as follows:

Fair market value of 583,411 shares of the Company’s common stock	$9,037,000
Transaction costs	282,000

Total acquisition cost	$9,319,000

          The fair market value of the Company’s common stock for financial accounting purposes was calculated using the five day average of the closing prices on the date that the terms were agreed to and announced and the two trading days before and after such date.

          The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The cost of the acquisition of MyDocOnline has been allocated, on a preliminary basis, to in-process research and development and to the identified assets and liabilities acquired with the remainder recorded as goodwill, based on estimates of fair values as follows:

Working capital items:
Receivables and prepaid expenses	$354,000
Deferred revenue	(140,000)

Net working capital acquired	214,000
Property and equipment	1,293,000
Customer relationships	658,000
Developed technology	2,051,000
Goodwill	4,797,000
In-process research and development	306,000

$9,319,000

The value of the acquired developed technology, customer relationships and in-process research and development was determined by discounting the estimated projected net cash flows to be generated from the related assets using a discount rate of 31%. In-process research and development was immediately expensed. Values assigned to developed technology and customer relationships are being amortized to cost of revenues and selling, general and administrative expenses, respectively, on a straight-line basis over three to five years from the acquisition date.

          The results of operations of MyDocOnline are included in the Company’s results of operations from the date of closing. Revenues from the acquired business of MyDocOnline for the three month period ended March 31, 2004 totaled $123,000.

     Promissory Note Payable and Warrants Issued to Aventis

          Concurrent with the MyDocOnline acquisition, Aventis, Inc. (“Aventis”) loaned the Company $3,000,000 due March 15, 2007, which loan bears interest at an annual rate of 4.5%. The loan is evidenced by a secured promissory note. Interest on the note is payable only in services provided by the Company to Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Aventis’ discretion and after the $4,000,000 customer deposit from Aventis under the Master Services Agreement described below has been consumed, the principal portion of the note may be paid in the form of additional services provided to Aventis by the Company pursuant to the terms of such services agreement. Should Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.

          Concurrent with the issuance of the note payable to Aventis, the Company issued warrants to purchase 145,853 shares of ZixCorp common stock. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the Black-Scholes pricing model. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company. The loan is secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement.

     Customer Deposit from Aventis

          A Master Services Agreement was entered into with Aventis for $4,000,000 on the same date as the acquisition of MyDocOnline for the performance, by the Company, of various future services. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to the first, second and third calendar year anniversary dates of the acquisition closing, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with similar pricing for similar services rendered to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.

          The Company’s services, to be provided to Aventis, have not yet been fully defined; therefore, the liability has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. Aventis will forfeit any unused amounts annually if services are not requested by Aventis in accordance with the terms of the Master Services Agreement. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law, in the event ZixCorp files for bankruptcy, or in the event of force majeure. The Company believes these circumstances are unlikely. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable.

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

     Pro Forma Information

          The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of MyDocOnline and Elron Software had occurred as of January 1, 2003. The pro forma information has been prepared by combining the results of operations of the Company, MyDocOnline and Elron Software, with adjustments to record the amortization of intangible assets resulting from the allocation of the cost of the acquisitions, to eliminate the historical expenses of MyDocOnline and Elron Software for amortization of intangible assets that were excluded from the assets acquired by the Company and to eliminate the historical interest expense on the intercompany debt of MyDocOnline and Elron Software, which was excluded from the liabilities acquired by the Company. Adjustments related to the MyDocOnline acquistion include the recording of interest expense on the promissory note payable to Aventis. In addition, adjustments related to the Elron Software acquisition include the elimination of historical expenses for stock compensation, the recording of interest expense and adjustments to recognized revenues resulting from the application of purchase accounting. The pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of January 1, 2003, or the results of operations that may occur in the future.

	Three Months Ended
	March 31
	2004	2003
Revenues	$2,897,000	$2,537,000
Net loss	$(12,248,000)	$(15,301,000)
Basic and diluted loss per common share	$(0.40)	$(0.69)

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

6. Restatement

          Subsequent to the filing of our Form 10-Q as of March 31, 2004 and filed on May, 10, 2004, the Company determined the need to change the initial accounting for the Company’s acquisition of substantially all the assets of MyDocOnline on January 30, 2004. This restatement is primarily to record liabilities, incurred concurrently with the acquisition, for the values assigned to the note payable of $1,525,000 ($1,580,000 on March 31, 2004 after the accretion of the debt discount in the quarter) and the customer deposit of $4,000,000 received for future services to be rendered, and to record the resulting increases in purchased assets of $5,364,000 (namely goodwill, identified intangibles, and property and equipment), and in operating expenses of $252,000 (namely in process research and development and amortization expense). The note payable and deposit were previously reported with no values assigned in the initial price allocation. The table below shows each line item that was affected by this adjustment:

     Changes to the Condensed Consolidated Statement of Operations

	Three Months ended
	March 31, 2004
	As reported	As restated
Cost of revenues	$(3,160,000)	$(3,174,000)
Research and development expenses	$(2,691,000)	$(2,845,000)
Selling, general and administrative expenses	$(7,777,000)	$(7,806,000)
Interest expense	$—	$(55,000)
Loss before income taxes	$(10,657,000)	$(10,909,000)
Net loss	$(10,686,000)	$(10,938,000)
Basic and diluted loss per common share	$(0.35)	$(0.36)

     Changes to the Condensed Consolidated Balance Sheet

	As of
	March 31, 2004
	As reported	As restated
Other current assets	$1,513,000	$1,524,000
Total current assets	$26,100,000	$26,111,000
Property and equipment, net	$4,296,000	$4,638,000
Intangible assets , net	$5,666,000	$5,881,000
Goodwill	$4,323,000	$9,119,000
Total assets	$40,385,000	$45,749,000

	As of
	March 31, 2004
	As reported	As restated
Accounts payable and accrued expenses	$4,630,000	$4,666,000
Customer deposits – current	$—	$1,000,000
Total current liabilities	$8,981,000	$10,017,000
Customer deposits – non-current	$—	$3,000,000
Promissory note – non-current	$—	$1,580,000
Accumulated deficit	$(212,126,000)	$(212,378,000)
Total stockholders’ equity	$30,274,000	$30,022,000
Total liabilities and stockholders’ equity	$40,385,000	$45,749,000

     Changes to the Condensed Consolidated Statement of Cash Flows

	Three Months ended
	March 31, 2004
	As reported	As restated
Net cash used by operating activities	$(6,941,000)	$(2,941,000)

Net cash provided by investing activities	$8,682,000	$1,682,000

Net cash provided by financing activities	$10,985,000	$13,985,000

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described in Note 6 to our condensed consolidated financial statements, we have restated certain interim financial information for the quarter ended March 31, 2004. The discussion below gives effect to this restatement.

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

Critical Accounting Policies and Estimates

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

   Long – Lived and Other Intangible Assets

     The Company’s long-lived assets, comprised of identified intangibles and property and equipment aggregating $10,519,000 or 23% of total assets at March 31, 2004, are periodically reviewed for impairment, by comparing the carrying value of the asset with its estimated fair value. The potential impairment is measured based on a projected discounted cashflow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows.

     Goodwill, totaling $9,119,000 or 20% of total assets at March 31, 2004, represents the cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software and the January 2004 acquisition of MyDocOnline. The Company will evaluate its goodwill for impairment annually as of October 1, beginning in 2004, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the business unit to which the goodwill relates to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit and market values of comparable businesses where available. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value.

     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.

   Deferred Tax Assets

     As required by Statement of Financial Accounting Standards No. 109, the Company recognizes deferred tax assets on its consolidated balance sheet if it is “more likely than not” that the subject net operating loss carry forwards and unused tax credits will be realized on future federal income tax returns. At March 31, 2004, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of approximately $73 million, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.

Revenue Recognition

     The Company develops, markets, licenses and supports computer software products and services. For revenue purposes, the Company’s products can be placed into several key revenue categories where each category has similar revenue recognition traits; Communications Protection subscription based services, perpetual software license sales, the PocketScript e-prescribing product, various transaction fees and professional services. Under all categories, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, a right of return does not exist, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, the delivered elements are recognized only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement.

     Communication Protection subscription based services include products such as ZixMail, ZixVPM, ZixPort, ZixWorks, anti-spam signatures subscription, anti-virus subscriptions and certain products acquired from MyDocOnline. The Company’s Communications Protection subscription services include delivering licensed software and providing customer support and secure electronic communications throughout the subscription period. The customer is often provided an appliance during the subscription period with pre-installed software or contractually subscribes to a data center resident service. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the subscription. Subscriptions to date have generally been annual non-refundable contracts. Some of the contracts have automatic renewal provisions. The subscription period begins on the date specified by the parties. Revenues from subscription services are recorded as service revenue as the services are rendered. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

     The Company sells anti-spam filtering, email content filtering, Web filtering solutions and certain products acquired from MyDocOnline to customers under perpetual licensing arrangements. These perpetual software licenses are normally sold as part of multiple element arrangements that include annual maintenance, and may include implementation or training services. Where VSOE has not been established for undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the fair value related to the undelivered elements and recognize as revenue the remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon contract renewal rates. The Company recognizes maintenance revenue over the term of the maintenance agreement, generally one year.

     The Company recognizes revenue on the PocketScript e-prescribing service as a multiple element arrangement with separate units of accounting. VSOE is determined for the undelivered elements and the residual value is assigned to the device and is recognized upon installation of the device and service at an end-user location. Installation is determined by physical delivery of a functioning product. The fair values of the undelivered elements relate to ongoing services and are recognized ratably over the period of the service. The Company establishes VSOE for the service elements based upon contract renewal rates or fair market values if the element is commonly sold by others.

     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs. The Company contracts with customers to provide certain professional services as stand alone offerings. The Company recognizes these as revenue as the services are rendered and utilizes the percentage completion method when appropriate.

   Business Acquisitions

     During 2003 and the three months ended March 31, 2004, the Company completed three acquisitions using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by management, generally based upon information supplied by the management of the acquired entities and in two instances valuations prepared by independent appraisal experts. The fair values have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. In connection with these acquisitions, we have recorded a significant amount of intangible assets and goodwill.

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

     The Company’s end-user order backlog as of March 31, 2004, increased to approximately $19,400,000, and is comprised of the following elements: $4,000,000 customer deposit from Aventis for future services, $5,481,000 of deferred revenue that has been billed and paid, $2,613,000 billed but unpaid and approximately $7,306,000 of unbilled contracts. Approximately 55% to 65% of this $19,400,000 is expected, by the Company, to be recognized as revenue in the next twelve months. The timing of revenue is affected by the length of time required to deploy a service and the length of the service. The backlog is a mix of contracts of varying lengths of service.

     A Master Services Agreement was entered into with Aventis for $4,000,000 on the same date as the acquisition for the performance, by the Company, of various future services. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to the first, second and third calendar year anniversary dates of the acquisition closing, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with similar pricing for similar services rendered to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.

     The Company’s services, to be provided to Aventis, have not yet been fully defined and are subject to certain refund provisions; therefore, the liability has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. Aventis will forfeit any unused amounts annually if services are not requested by Aventis in accordance with the terms of the Master Services Agreement. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law, in the event ZixCorp files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable.

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

     Cost of revenues

     Cost of revenues increased from $1,760,000 for the three months ended March 31, 2003 to $3,174,000 for the corresponding period in 2004. The net increase of $1,414,000 consists of a $1,191,000 increase in cash expenses and a $223,000 increase in non-cash expenses. The increase in cash expenses is primarily due to $634,000 of incremental operating costs, consisting of approximately $100,000 for personnel and $534,000 for non-personnel operating costs resulting from the recent acquisitions of PocketScript, Elron Software and MyDocOnline and $557,000 due primarily to personnel additions totaling $360,000 and non-personnel cost increases totaling $197,000 which were necessary to expand the Company’s deployment and client services capabilities to support the order growth of the Company’s secure messaging products and services. Non-personnel costs primarily include expenses for data center maintenance and support, outside consultants and travel. The increase in non-cash expenses is primarily due to $432,000 of incremental operating costs associated with the recent acquisitions of PocketScript, Elron Software and MyDocOnline, primarily consisting of $270,000 for the amortization of intangible assets and $167,000 for the depreciation and amortization of property and equipment, partially offset by a reduction in depreciation and amortization of property and equipment resulting from certain data center equipment becoming fully depreciated.

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

     Research and development expenses

     Research and development expenses increased from $1,204,000 for the three months ended March 31, 2003 to $2,845,000 for the corresponding period in 2004. The net increase of $1,641,000 consists of a $1,218,000 increase in cash expenses and a $423,000 increase in non-cash expenses. The increase in cash expenses is due primarily to $1,190,000 of incremental operating costs, consisting of $817,000 for personnel and $373,000 for non-personnel operating costs, resulting from the recent acquisitions of PocketScript, Elron Software and MyDocOnline. Non-personnel operating costs primarily include expenses for outside consultants, occupancy and travel. The increase in non-cash expenses consists of $306,000 for amortization of allocated in-process research and development expense associated with the cost of the acquisition of MyDocOnline and $162,000 for common stock issued in lieu of cash compensation for employee bonuses and severance costs.

     Selling, general and administrative expenses

     Selling, general and administrative expenses increased from $4,523,000 for the three months ended March 31, 2003 to $7,806,000 for the corresponding period in 2004. The net increase of $3,283,000 consists of a $1,916,000 increase in cash expenses and a $1,367,000 increase in non-cash expenses. The increase in cash expenses is primarily due to increased personnel costs of approximately $1,732,000 consisting primarily of $1,202,000 resulting from the third quarter 2003 acquisitions of PocketScript and Elron Software and the January 2004 acquisition of MyDocOnline and $393,000 for severance costs associated with a former senior executive and a net increase of $184,000 in operating expenses other than personnel costs. Operating expenses, excluding personnel costs, for the recent acquisitions increased approximately $922,000 and consisted principally of travel, facility costs, advertising and promotion and third-party consulting totaling $269,000, $213,000, $161,000 and $137,000, respectively, and were partially offset by reductions in operating expenses other than personnel costs of $738,000 for secure messaging products and services, consisting principally of advertising and promotion, third party consulting and business insurance totaling $331,000, $172,000 and $214,000, respectively.

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

     Interest expense

     The interest expense of $55,000 for the three-month period ended March 31, 2004 represents interest on the promissory note issued in connection with the acquisition of MyDocOnline in January 2004.

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

Liquidity and Capital Resources

     Net cash used by operations was $3,992,000 for the three months ended March 31, 2003 compared to $2,941,000 for the corresponding period in 2004. The decrease in cash flows used for operating activities totaling $1,051,000 was primarily due to the $4,000,000 customer deposit from Aventis, a $1,065,000 increase in trade payables and accrued expenses and a $2,013,000 increase in the 2004 non-cash operating expenses in the areas of depreciation and amortization and stock-based compensation, partially offset by a 60% increase in the Company’s net loss, totaling $4,107,000, an increase in non-acquired accounts receivable and prepaid expenses totaling $1,447,000, and a decrease in non-acquired deferred revenue totaling $476,000. Net cash used by operating activities in 2004 was funded primarily by existing cash resources and investing and financing activities described below.

     Net cash flows provided by investing activities was $4,405,000 for the three months ended March 31, 2003 compared to $1,682,000 for the corresponding period in 2004. The decrease in investing cash flows were primarily attributable to a net decrease in marketable securities totaling $2,486,000 and increased purchases of property and equipment totaling $307,000, as the Company continues to upgrade certain computer hardware in its data center and acquire computer equipment to satisfy customer orders for the Company’s products and services, primarily ZixVPM and ZixWorks. The decrease was also partially offset by $70,000 received as partial recovery of the Company’s investment in Maptuit Corporation.

     Net cash provided by financing activities was $334,000 for the three months ended March 31, 2003 compared to $13,985,000 for the corresponding period in 2004. The increase in financing cash flows was attributable to the exercise of stock options and warrants by employees and outside holders in the first quarter of 2004 to purchase 1,403,647 shares of the Company’s common stock at an average price per share of $7.83 and cash received in connection with the promissory note to Aventis.

     Concurrent with the MyDocOnline acquisition, at closing Aventis, Inc. (“Aventis”) loaned the Company $3,000,000 due March 15, 2007, which loan bears interest at an annual rate of 4.5%. The loan is evidenced by a secured promissory note. Interest on the note is payable only in services provided by the Company to Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Aventis’ discretion and after the $4,000,000 customer deposit from Aventis under the Master Services Agreement described below has been consumed, the principal portion of the note may be paid in the form of additional services provided to Aventis by the Company pursuant to the terms of such services agreement. Should Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.

     Concurrent with the issuance of the note payable to Aventis, the Company issued warrants to purchase 145,853 shares of ZixCorp commons stock. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the Black-Scholes pricing model. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company. The loan is secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement.

     At March 31, 2004, the Company’s principal source of liquidity was its net working capital position of $16,094,000, including cash and marketable securities of $24,083,000. The Company plans to continue to invest its excess cash primarily in short-term, high-grade commercial paper, U.S. government and agency securities or money market funds. Subsequent to quarter end, through April 30, 2004, as a result of the exercise of stock options and warrants, the Company’s liquidity improved as it received proceeds of $9,338,000 in exchange for 868,486 shares of the Company’s common stock. On April 30, 2004, there were currently exercisable warrants and stock options, with an exercise price per share of $10.00 or less, to acquire approximately 3,864,000 shares of the Company’s common stock, at an average price of approximately $5.31 per share, which if exercised would result in a significant level of additional new funding for the Company. On April 30, 2004, the total of the Company’s cash and marketable securities was approximately $31,200,000.

     The Company’s cash requirements consist principally of funding the Company’s operating losses as it pursues a leadership position in the emerging markets in which it operates and capital expenditures, primarily for data center expansion and refurbishment and for computer equipment to support new customer orders. The Company anticipates further losses in 2004 and the use of cash resources for operating activities continues at a substantial level. To complement and expand our business and product offerings, the Company acquired the assets and the businesses of PocketScript, Elron Software and MyDocOnline in July 2003, September 2003 and January 2004, respectively, in exchange for certain equity securities of the Company. While no significant cash was required to make these acquisitions, each of these businesses has incurred operating losses in recent years. The Company has significantly reduced the substantial historical operating losses of Elron Software and expects to significantly and quickly reduce the substantial historical operating losses of MyDocOnline based upon a reduced number of employees and contractors, strategic expense cuts, expected increases in sales volumes and anticipated cost synergies with its existing businesses. See Note 2 to the consolidated financial statements included herein. The Company expects to incur operating losses in the near term from the operation of its PocketScript operations as it continues to invest in new personnel and other resources necessary to effectively deploy its e-prescription devices.

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

	Summary of Outstanding Options and Warrants
			Vested
		Total Value	Shares	Total Value
	Outstanding	of Outstanding	(included in outstanding	of Vested
Exercise Price Range	Shares	Shares	shares)	Shares
$2.50 to $10 a share	5,772,388	$31,014,818	3,884,380	$20,708,292
$10 to $20 share	1,687,211	20,682,686	579,511	8,627,351
Greater than $20 a share	1,254,871	64,134,151	1,254,871	64,134,151

Total	8,714,470	$115,831,655	5,718,762	$93,469,794

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

     The following table aggregates the Company’s material contractual cash obligations as of March 31, 2004:

	Payments Due by Period
	Remainder of
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter
Operating leases	$994,000	$1,111,000	$925,000	$903,000	$905,000	$1,333,000
Promissory note payable	—	—	—	2,700,000	—	—
Purchase obligations	293,000	68,000	67,000	—	—	—

Total contractual obligations	$1,287,000	$1,179,000	$992,000	$3,603,000	$905,000	$1,333,000

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

     Our business depends on the uninterrupted operation of our data centers - currently, our ZixSecure Center located in Dallas, Texas; the Austin, Texas data centers used for fail-over and staging of new customers of our Zix branded services; the Dallas, Texas co-location facility that supports the operations of our recently acquired MyDocOnline business; and the data center that supports the PocketScript operations. We must protect these centers from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. Any damage or failure that causes interruptions in our data centers operations could materially harm our business, financial condition and results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

          The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q/A:

Description of Exhibits
10.1+	Zix Corporation 2004 Stock Option Plan, dated May 6, 2004.

10.2+	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of John A. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bradley C. Almond, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed.

*	Filed herewith.

**	Furnished herewith.

     b. Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended March 31, 2004:

1.	The Company filed a report on Form 8-K on February 4, 2004, reporting its financial results for the quarter ended December 31, 2003.

2.	The Company filed a report on Form 8-K on February 11, 2004, relating to the asset acquisition of MyDocOnline, Inc.

The Company also filed a report on Form 8-K on April 7, 2004, relating to new executive appointments (amended via Form 8-K/A dated May 6, 2004) and a report on Form 8-K/A dated April 14, 2004, reporting the historical financial statements of MyDocOnline, Inc. and certain pro forma financial information, a report on Form 8-K on May 5, 2004 reporting the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION (Registrant)
Date: August 9, 2004	By:	/s/ Bradley C. Almond
Bradley C. Almond
Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Duly Authorized Officer)