Form 10-Q
period 2004-06-30
ZIX CORP
filed 2004-08-09
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, par value $.01 per share	31,926,652

INDEX

PART I-FINANCIAL INFORMATION

Page
Number
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	4
Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2004	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
PART II-OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 6. Exhibits and Reports on Form 8-K	30
Amended and Restated Employment Agreement
Stock Option Agreement
Form of Outside Director Stock Option Agreement
Outside Director Stock Option Agreement
Services Amendment for Lease of Office Space
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of John A. Ryan, CEO
Certification of Bradley C. Almond, CFO

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$20,811	$6,599
Marketable securities	5,366	7,253
Receivables, net	736	359
Other current assets	1,153	1,147

Total current assets	28,066	15,358
Property and equipment, net	5,239	3,151
Intangible assets, net	5,409	3,589
Goodwill	9,119	4,321

	$47,833	$26,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,900	$3,738
Deferred revenue	5,280	4,066
Customer deposit	960	—

Total current liabilities	11,140	7,804
Deferred revenue – non-current	1,138	696
Customer deposit – non-current	3,000	—
Promissory note payable	1,665	—
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 175,000,000 shares authorized; 34,245,915 issued and 31,918,734 outstanding in 2004 and 31,155,646 issued and 28,828,465 outstanding in 2003	342	312
Additional paid-in capital	264,309	230,554
Treasury stock, at cost; 2,327,181 common shares	(11,507)	(11,507)
Accumulated deficit	(222,254)	(201,440)

Total stockholders’ equity	30,890	17,919

	$47,833	$26,419

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
Revenues:
Services	$3,079	$1,014	$5,595	$1,653
Software sales	442	—	769	—

	3,521	1,014	6,364	1,653
Cost of revenues	(3,704)	(1,854)	(6,878)	(3,614)
Research and development expenses	(2,311)	(1,219)	(5,156)	(2,423)
Selling, general and administrative expenses	(7,349)	(4,532)	(15,155)	(9,055)
Investment and other income	79	30	137	71
Interest expense	(85)	—	(140)	—
Gain on investments	—	530	70	530

Loss before income taxes	(9,849)	(6,031)	(20,758)	(12,838)
Income taxes	(27)	(24)	(56)	(48)

Net loss	$(9,876)	$(6,055)	$(20,814)	$(12,886)

Loss per common share — basic and diluted	$(0.31)	$(0.31)	$(0.67)	$(0.66)

Weighted average common shares outstanding — basic and diluted	31,688	21,152	30,944	20,862

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2003	31,155,646	$312	$230,554	$(11,507)	$(201,440)	$17,919
Issuance of common stock upon exercise of stock options	960,469	9	15,329	—	—	15,338
Issuance of common stock upon exercise of warrants	1,379,746	14	5,324	—	—	5,338
Common stock issued for purchase of MyDocOnline	583,411	6	9,031	—	—	9,037
Warrants assigned to promissory note payable	—	—	1,475	—	—	1,475
Common stock issued in lieu of cash compensation	166,643	1	1,514	—	—	1,515
Non-cash compensation related to stock options	—	—	1,075	—	—	1,075
Amortization of unearned-stock-based compensation	—	—	30	—	—	30
Other	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	(20,814)	(20,814)

Balance, June 30, 2004	34,245,915	$342	$264,309	$(11,507)	$(222,254)	$30,890

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Six Months
	Ended June 30
	2004	2003
Cash flows from operating activities:
Net loss	$(20,814)	$(12,886)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,760	1,702
Non-cash compensation related to stock options	1,075	—
Common stock issued in lieu of cash compensation	1,515	—
Stock-based compensation	30	325
Recovery of investment in Maptuit Corporation	(70)	(530)
Changes in assets and liabilities, excluding acquisitions of businesses:
Other assets	(29)	1,436
Customer deposit	4,000	—
Other Liabilities	2,021	1,505

Net cash used by operating activities	(9,512)	(8,448)
Cash flows from investing activities:
Purchases of property and equipment	(1,909)	(1,146)
Purchases of marketable securities	(5,077)	(4,982)
Sales and maturities of marketable securities	6,964	6,974
Cash received from Maptuit Corporation	70	530

Net cash provided by investing activities	48	1,376
Cash flows from financing activities:
Proceeds from exercise of stock options	15,338	—
Proceeds from exercise of stock warrants	5,338	1,575
Promissory note payable	3,000	—
Proceeds from private placement of common stock and related warrants, net of issuance costs	—	5,608

Net cash provided by financing activities	23,676	7,183

Increase in cash and cash equivalents	14,212	111
Cash and cash equivalents, beginning of period	6,599	7,586

Cash and cash equivalents, end of period	$20,811	$7,697

See accompanying notes.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     General

          The accompanying condensed, consolidated financial statements of Zix Corporation and its wholly owned subsidiaries (the “Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2003 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2003 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

          In 1999, the Company began developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail®, a desktop solution for encrypting and securely delivering email, was first commercially introduced in the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM® (Virtual Private Messenger) is an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications. ZixAuditor® is an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies. ZixPort™ provides a secure Web-messaging portal. In 2003, the Company introduced ZixWorks™, a suite of fully managed hosted services that enables users to send email securely and that protects organizations from viruses, spam, inappropriate content and electronic attack.

          In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-prescription marketplace.

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

          In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offers, under the service names of Connect and Dr. Chart®, a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, and laboratory information solutions. Through the acquisition, the Company believes it has acquired a fully developed product and an installed base of physicians already using the Dr. Chart® products.

          Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2003 and the first half of 2004, the Company has incurred significant operating losses and the use of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2004. At June 30, 2004, the Company’s cash and marketable securities totaled $26,177,000. The Company’s future cash requirements depend primarily on the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of products and services, resources devoted to services deployments and sales and marketing. The Company may need to raise additional funds in the future to sustain its operations or initiate reductions in operating expenses, or both. The Company will continue to consider various capital funding alternatives to strengthen its financial position. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for shares of the Company’s common stock. The Company currently has no existing credit facilities. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

     Receivables, net

          Receivables, net consists of the following:

	June 30, 2004	December 31, 2003
Gross accounts receivable	$2,800,000	$2,306,000
Allowance for returns and doubtful accounts	(114,000)	(93,000)
Deferred revenue	(1,950,000)	(1,854,000)

Receivables, net	$736,000	$359,000

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

     Intangible Assets

          At June 30, 2004, the Company’s intangible assets, subject to amortization, were comprised of the following, which resulted from the third quarter 2003 acquisitions of PocketScript and Elron Software and the first quarter 2004 acquisition of MyDocOnline:

		June 30, 2004			December 31, 2003
	Weighted	Gross			Gross
	Average	Carrying		Net	Carrying		Net
	Useful	Amount, at	Accumulated	Carrying	Amount, at	Accumulated	Carrying
	Lives	Cost	Amortization	Amount	Cost	Amortization	Amount
Developed technology	3.7 years	$4,320,000	$871,000	$3,449,000	$2,269,000	$289,000	$1,980,000
Customer contracts and relationships	4 years	1,994,000	346,000	1,648,000	1,336,000	111,000	1,225,000
Trademarks and trade names	3 years	432,000	120,000	312,000	432,000	48,000	384,000

Total		$6,746,000	$1,337,000	$5,409,000	$4,037,000	$448,000	$3,589,000

          Amortization expense relating to intangible assets subject to amortization totaled $472,000 and $889,000 in the three and six months ended June 30, 2004, respectively. There was no amortization expense in the three or six months ended June 30, 2003. The expected future amortization expense is as follows:

Six months ended December 31, 2004	$941,000
2005	1,885,000
2006	1,547,000
2007	701,000
2008	310,000
2009	25,000

Total	$5,409,000

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

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(9,876,000)	$(6,055,000)	$(20,814,000)	$(12,886,000)
Add employee stock compensation expense recorded under the intrinsic value method	133,000	—	1,075,000	—
Deduct pro forma stock compensation expense computed under the fair value method	(2,344,000)	(1,091,000)	(4,967,000)	(2,335,000)

Pro forma net loss	$(12,087,000)	$(7,146,000)	$(24,706,000)	$(15,221,000)

Basic and diluted loss per common share:
As reported	$(0.31)	$(0.31)	$(0.67)	$(0.66)

Pro forma	$(0.38)	$(0.36)	$(0.80)	$(0.78)

     Loss per common share

          The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. A reconciliation of the numerator of basic and diluted net loss per share is provided as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss before preferred stock dividends	$(9,876,000)	$(6,055,000)	$(20,814,000)	$(12,886,000)
Accretion of preferred stock dividend	—	(473,000)	—	(967,000)

Net loss attributable to common stock	$(9,876,000)	$(6,528,000)	$(20,814,000)	$(13,853,000)

Basic and diluted loss per common share	$(0.31)	$(0.31)	$(0.67)	$(0.66)

Weighted average common shares outstanding – basic and diluted	31,688,000	21,152,000	30,944,000	20,862,000

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

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Stock options	6,470,000	7,334,000	6,225,000	6,970,000
Convertible preferred stock	—	1,700,000	—	1,758,000
Warrants	2,746,000	4,396,000	3,025,000	4,389,000

Total common stock equivalents excluded	9,216,000	13,430,000	9,250,000	13,117,000

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

          The results of operations of MyDocOnline are included in the Company’s results of operations from the date of closing. Revenues from the acquired business of MyDocOnline for the six-month period ended June 30, 2004 totaled $276,000.

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

     Customer Deposit from Aventis

     A Master Services Agreement was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition for the performance, by the Company, of various future services. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to the first, second and third calendar year anniversary dates of the acquisition closing, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with similar pricing for similar services rendered to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.

     The Company’s services, to be provided to Aventis, have not yet been fully defined; therefore, the liability has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. Aventis will forfeit any unused amounts annually if services are not requested by Aventis in accordance with the terms of the Master Services Agreement. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law, in the event ZixCorp files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of June 30, 2004, the Company has provided $40,000 of services to Aventis under this Master Services Agreement.

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

     PocketScript, Inc.

     On July 22, 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, a privately-held development stage enterprise that provides electronic prescription solutions for the healthcare industry. The consideration for the acquisition totaled $1,457,000 and consisted of 362,903 shares of the Company’s common stock with a fair market value of $1,386,000, a $50,000 cash payment and acquisition related transaction costs of $21,000. PocketScript’s historical operating results were insignificant compared to the Company’s historical operating results.

     Pro Forma Information

     The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of MyDocOnline and Elron Software had occurred as of January 1, 2003. The pro forma information has been prepared by combining the results of operations of the Company, MyDocOnline and Elron Software, with adjustments to record the amortization of intangible assets resulting from the allocation of the cost of the acquisitions, to eliminate the historical expenses of MyDocOnline and Elron Software for amortization of intangible assets that were excluded from the assets acquired by the Company and to eliminate the historical interest expense on the intercompany debt of MyDocOnline and Elron Software, which was excluded from the liabilities acquired by the Company. Adjustments related to the MyDocOnline acquisition include the recording of interest expense on the promissory note payable to Aventis. In addition, adjustments related to the Elron Software acquisition include the elimination of historical expenses for stock compensation, the recording of interest expense and adjustments to recognized revenues resulting from the application of purchase accounting. The pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of January 1, 2003, or the results of operations that may occur in the future.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Revenues	$3,521,000	$3,128,000	$6,418,000	$5,666,000

Net loss	$(9,876,000)	$(14,138,000)	$(22,124,000)	$(29,439,000)

Basic and diluted loss per common share	$(0.31)	$(0.60)	$(0.71)	$(1.29)

3. Conversion/Redemption of Convertible Preferred Stock

     In September 2002, the Company received total proceeds of $8,000,000 in exchange for shares of two newly created series of convertible preferred stocks and related warrants to purchase 709,528 shares of the Company’s common stock. Beginning in September 2002 and concluding in September 2003, all of the convertible preferred stocks were redeemed by the Company or converted by the investors into 2,166,977 shares of the Company’s common stock. During the three-month and six-month periods ending June 30, 2003, the Company recorded preferred stock dividends of $473,000 and $967,000, respectively. At June 30, 2004, of these warrants issued in September 2002, warrants to purchase 514,408 shares of the Company’s common stock remained outstanding. These warrants have an exercise price of $4.42 per share and expire in 2006.

4. Revenues and Significant Customers

     The Company develops, markets, licenses and supports computer software products and services. For revenue purposes, the Company’s products can be placed into several key revenue categories where each category has similar revenue recognition traits; Communications Protection subscription based services, perpetual software license sales, the PocketScripts e-prescribing product, various transaction fees and professional services. Under all categories, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, a right or return does not exist, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, the delivered elements are recognized only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement.

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

     The Company recognizes revenue on the PocketScript e-prescribing service as a multiple element arrangement with separate units of accounting. VSOE is determined for the undelivered elements, and the residual value is assigned to the device and is recognized upon installation of the device and service at an end-user location. Installation is determined by physical delivery of a functioning product. The fair values of the undelivered elements relate to ongoing services and are recognized ratably over the period of the service. The Company establishes VSOE for the service elements based upon contract renewal rates or fair market values if the element is commonly sold by others.

     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs. The Company contracts with customers to provide certain profession services as stand alone offerings. The Company recognizes these as revenue as the services are rendered and utilizes the percentage of completion method when appropriate.

     Service revenues for the first half of 2003 included $234,000 per quarter (28% for the six-month period) resulting from the pro-rata recognition of certain minimum payments associated with the Company’s marketing agreement with Entrust, Inc. (“Entrust”). These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four-year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate the marketing agreement, because the marketing agreement, as structured, no longer served their respective business interests. In connection with the termination of the marketing agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company operates in a single industry segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two categories: Communications Protection and Care Delivery Solutions. By offering two comprehensive sets of products and services, the Company protects organizations from viruses and spam, provides the management tools needed for Web access control and policy-driven email encryption, and provides care delivery solutions for e-prescribing, e-lab results delivery, online doctor visits and e-consulting that enable physicians and patients to leverage technology for better patient care.

     In 1998 and prior years, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company sold all of its operating units in 1998 and began evaluating new Internet-related business opportunities. The Company perceived a need for products and services to bring privacy, security and convenience to Internet communications and since January 1999, the Company has been developing and marketing products and services that bring privacy, security and convenience to Internet users. In the first quarter of 2001, the Company first introduced ZixMail®, a desktop solution for encrypting and securely delivering email, and began focusing its sales and marketing efforts toward the business market. In 2002 and 2003, the Company significantly expanded its portfolio of commercial products and services and rebuilt its sales and marketing work force under new executive leadership. The expanded communications protection portfolio of commercial products and services included ZixVPM (Virtual Private Messenger), an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications, ZixAuditor, an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies, ZixPort, a secure Web-messaging portal, and ZixWorks, a suite of fully managed hosted services that enables users to send email securely and that protects organizations from viruses, spam, inappropriate content and electronic attack. Further, the Company has targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act, a 1996 law that requires Protected Health Information to be safeguarded over open networks, are driving demand. The privacy regulations for this law took effect in April 2003 and the security regulations are scheduled to go into effect in early 2005.

     In July 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise which provides electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-prescription marketplace, which is expected to grow significantly as more physicians are leveraging technology in delivering care, coupled with the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the accuracy of written prescriptions declines. In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. This acquisition enabled the Company to add a feature set to its anti-spam, anti-virus, and content filtering services while expanding its offerings to include Web filtering. In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offers a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, and laboratory information solutions. PocketScript, Elron Software and MyDocOnline have incurred operating losses in recent years.

     The foundation of the Company’s business model is centered around the financial leverage expected to be generated by its various subscription and transaction based revenues that are believed to be predominantly recurring in nature and an efficient cost structure for its secure data center operations, the core of which is expected to remain relatively stable. Subscription fees are generally expected to be collected at the beginning of the subscription period either on an annual or quarterly basis and are recognized as revenue on a prorated basis over the length of the subscription period.

     Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2003 and the first half of 2004, the Company and its recent acquisitions have incurred significant operating losses and the use of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2004.

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

     Long-Lived and Other Intangible Assets

     The Company’s long-lived assets, comprised of identified intangibles and property and equipment aggregating $10,648,000 or 22% of total assets at June 30, 2004, are periodically reviewed for impairment, by comparing the carrying value of the asset with its estimated fair value. The potential impairment is measured based on a projected discounted cashflow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows.

     Goodwill, totaling $9,119,000 or 19% of total assets at June 30, 2004, represents the cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software and the January 2004 acquisition of MyDocOnline. The Company will evaluate its goodwill for impairment annually as of October 1, beginning in 2004, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the business unit to which the goodwill relates to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit and market values of comparable businesses where available. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value.

     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.

     Deferred Tax Assets

     As required by Statement of Financial Accounting Standards No. 109, the Company recognizes deferred tax assets on its consolidated balance sheet if it is “more likely than not” that the subject net operating loss carry forwards and unused tax credits will be realized on future federal income tax returns. At June 30, 2004, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of approximately $78 million, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.

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

     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs. The Company contracts with customers to provide certain professional services as stand alone offerings. The Company recognizes these as revenue as the services are rendered and utilizes the percentage of completion method when appropriate.

     Business Acquisitions

     During 2003 and the six months ended June 30, 2004, the Company completed three acquisitions using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by management, generally based upon information supplied by the management of the acquired entities and in two instances valuations prepared by independent appraisal experts. The fair values have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. In connection with these acquisitions, we have recorded a significant amount of intangible assets and goodwill.

Results of Operations

     Revenues

The following table sets forth, for the periods indicated, a year-over comparison of the key components of the Company’s revenues:

	Three months ended		Variance		Six months ended		Variance
	June 30,		2004 vs. 2003		June 30,		2004 vs. 2003
($ in thousands )	2004	2003	$	%	2004	2003	$	%
Services	$3,079	$1,014	$2,065	204%	$5,595	$1,653	$3,942	238%
Software sales	442	—	442	N/A	769	—	769	N/A

Total revenues	$3,521	$1,014	$2,507	247%	$6,364	$1,653	$4,711	285%

     The increase in revenues in the three months-ended June 30, 2004 compared to the corresponding period in 2003 reflects an increase of approximately $1,126,000 of secure e-messaging subscription fees generated from new U.S. corporate customers primarily in the healthcare sector, $442,000 in email content and Web filtering software sales as well as $645,000 in related maintenance in relation to the Elron Software acquisition, $375,000 in relation to the acquisition of PocketScript for electronic prescription services and $153,000 in relation to the acquisition of MyDocOnline for Internet-based healthcare services partially offset by $234,000 of services revenue in 2003 related to the Entrust Marketing Agreement described below.

     Secure e-messaging products are subscription based products, the Elron acquired products are primarily sold as perpetual licenses, the PocketScripts acquired products are sold as an e-prescribing service and the MyDocOnline acquired products fall into either a subscription based arrangement or a perpetual license sale. All or part of these products might incorporate a transaction fee element where a per event occurrence can generate service revenue. Additionally, the Company offers certain professional services as stand alone offerings or in conjunction with our products. The Company recognizes these as revenue as the services are rendered and utilizes the percentage of completion method when appropriate.

     The increase in revenues in the six months-ended June 30,2004 compared to the corresponding period in 2003 reflects an increase of approximately $2,397,000 of secure e-messaging subscription fees generated from new U.S. corporate customers primarily in the healthcare sector, $769,000 in email content and Web filtering software sales, as well as, $1,221,000 in related maintenance in relation to the Elron Software acquisition, $516,000 in relation to the acquistion of PocketScript for electronic prescription services and $276,000 in relation to the acquisition of MyDocOnline for Internet-based healthcare services partially offset by $468,000 of services revenue related to the Entrust Marketing Agreement described below.

     Service revenues in 2003 included quarterly revenues of $234,000 resulting from the pro-rata recognition of certain minimum payments associated with the Marketing Agreement with Entrust. These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate the marketing agreement, because the marketing agreement, as structured, no longer served their respective business interests. In connection with the termination of the marketing agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled.

     A Master Services Agreement was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition for the performance, by the Company, of various future services. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to the first, second and third calendar year anniversary dates of the acquisition closing, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with similar pricing for similar services rendered to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.

Aventis paid the $4,000,000 upon execution of the Master Services Agreement.

     The Company’s services, to be provided to Aventis, have not yet been fully defined; therefore, the liability has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. Aventis will forfeit any unused amounts annually if services are not requested by Aventis in accordance with the terms of the Master Services Agreement. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law, in the event ZixCorp files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of June 30, 2004, the Company has provided $40,000 of services to Aventis under this Master Services Agreement.

     The Company’s end-user order backlog as of June 30, 2004, increased to approximately $23,678,000, and is comprised of the following elements: $3,960,000 from the original $4,000,000 customer deposit from Aventis for future services, $6,418,000 of deferred revenue that has been billed and paid, $1,950,000 billed but unpaid and approximately $11,350,000 of unbilled contracts. Approximately 55% to 65% of the backlog is expected to be recognized as revenue in the next twelve months. The timing of revenue is affected by the length of time required to deploy a service and the length of the service. The backlog is a mix of contracts of varying lengths of service. The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue with one possible exception. In the backlog is $2,500,000 from a customer for the PocketScripts e-prescribing services. This amount, which is part of a follow-on order to a previous order for the PocketScript e-prescribing services, is subject to successful deployment and usage provisions of the services requested in the previous order.

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

     Cost of revenues

     The following table sets forth, for the periods indicated, a year-over-year comparison of the Company’s cost of revenues:

	Three months ended		Variance		Six months ended		Variance
	June 30,		2004 vs. 2003		June 30,		2004 vs. 2003
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Cost of revenues	$3,704	$1,854	$1,850	100%	$6,878	$3,614	$3,264	90%

     The increase in cost of revenues in the three months ended June 30, 2004 compared to the corresponding period in 2003 reflects an increase in cash expenses of $1,537,000 and non-cash expenses of $313,000. The increase in cash expenses is primarily due to $995,000 of incremental operating costs, consisting of approximately $69,000 for personnel and $926,000 for non-personnel operating costs resulting from the recent acquisitions of PocketScript, Elron Software and MyDocOnline and $542,000 due primarily to personnel additions totaling $360,000 and non-personnel cost increases totaling $182,000 which were necessary to expand the Company’s deployment and client services capabilities to support the order growth of the Company’s secure messaging products and services. Non-personnel costs primarily include expenses for data center maintenance and support and occupancy costs. The increase in non-cash expenses is primarily due to $498,000 of incremental operating costs associated with the recent acquisitions of PocketScript, Elron Software and MyDocOnline, primarily consisting of $323,000 for the amortization of intangible assets and $175,000 for the depreciation and amortization of property and equipment, partially offset by a reduction in depreciation and amortization of property and equipment for secure messaging and resulting from certain data center equipment becoming fully depreciated.

     The increase in cost of revenues in the six months ended June 30, 2004 compared to the corresponding period in 2003 reflects an increase in cash expenses of $2,728,000 and non-cash expenses of $536,000. The increase in cash expenses is primarily due to $1,629,000 of incremental operating costs, consisting of approximately $168,000 for personnel and $1,461,000 for non-personnel operating costs resulting from the recent acquisitions of PocketScript, Elron Software and MyDocOnline and $1,099,000 due primarily to personnel additions totaling $720,000 and non-personnel cost increases totaling $379,000 which were necessary to expand the Company’s deployment and client services capabilities to support the order growth of the Company’s secure messaging products and services. Non-personnel costs primarily include expenses for data center maintenance and support and occupancy costs. The increase in non-cash expenses is primarily due to $952,000 of incremental operating costs associated with the recent acquisitions of PocketScript, Elron Software and MyDocOnline, primarily consisting of $601,000 for the amortization of intangible assets and $342,000 for the depreciation and amortization of property and equipment, partially offset by a reduction in depreciation and amortization of property and equipment for secure messaging and resulting from certain data center equipment becoming fully depreciated.

     A significant portion of the Company’s cost of revenues has not been and is not expected to be directly variable to the revenue generated, such as the cost of operating and maintaining the ZixSecure Center which is currently not fully utilized. Accordingly, costs associated with the data center are expected to grow at a much slower pace than revenue. Cost of revenues also includes the activities of field deployment, professional services and customer service and support. For the Communication Protection products and services, in the near term, the Company expects to grow the cost of revenues for these products and services at rates less than the associated revenue growth rates for the same products. For the Care Delivery products and services, in the near term, the Company expects cost of revenues for these products to increase at rates equal to or greater than the associated revenue growth rates for the same products. Additionally, other than the non-cash amortization of the fair value of developed technology acquired with the purchase of Elron Software, cost of revenues related directly to software sales has not been significant.

     Research and development expenses

     The following table sets forth, for the periods indicated, a year-over-year comparison of the Company’s research and development expenses:

	Three months ended		Variance		Six months ended		Variance
	June 30,		2004 vs. 2003		June 30,		2004 vs. 2003
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Total research and development	$2,311	$1,219	$1,092	90%	$5,156	$2,423	$2,733	113%

     The increase in research and development expenses in the three months ended June 30, 2004 compared to the corresponding period in 2003 reflects primarily an increase in cash expenses. This increase is due primarily to $1,185,000 of incremental operating costs, consisting of $682,000 for personnel and $494,000 for non-personnel operating costs, resulting from the recent acquisitions of PocketScript, Elron Software and MyDocOnline. Non-personnel operating costs primarily include expenses for outside consultants, occupancy costs and travel.

The increase in research and development expenses in the six months ended June 30, 2004 compared to the corresponding period in 2003 reflects an increase of $2,345,000 in cash expenses and $388,000 in non-cash expenses. The increase in cash expenses is due primarily to $2,366,000 of incremental operating costs, consisting of $1,500,000 for personnel and $866,000 for non-personnel operating costs, resulting from the recent acquisitions of PocketScript, Elron Software and MyDocOnline. Non-personnel operating costs primarily include expenses for outside consultants, occupancy costs and travel. The increase in non-cash expenses consisted primarily of $306,000 for the in-process research and development expense associated with the acquisition of MyDocOnline and recorded in the first quarter of 2004, $162,000 for common stock issued in lieu of cash compensation for employee bonuses and severance costs and slight decreases in depreciation and amortization of property and equipment resulting from certain equipment becoming fully depreciated.

     Selling, general and administrative expenses

     The following table sets forth, for the periods indicated, a year-over-year comparison of the Company’s selling, general and administrative expenses:

	Three months ended		Variance		Six months ended		Variance
	June 30,		2004 vs. 2003		June 30,		2004 vs. 2003
($ thousands)	2004	2003	$	%	2004	2003	$	%
Total selling, general and administrative expenses	$7,349	$4,532	$2,817	62%	$15,155	$9,055	$6,100	67%

     The increase in selling, general and administrative expenses in the three months ended June 30, 2004 compared to the corresponding period in 2003 reflects an increase of $1,760,000 in cash expenses and a $1,057,000 increase in non-cash expenses. The increase in cash expenses is primarily due to the incremental operating costs resulting from the recent acquisitions of PocketScript, Elron Software and MyDocOnline totaling $2,501,000 which consists of $1,666,000 for personnel costs and $835,000 for non-personnel costs. Operating expenses, excluding personnel costs, for the recent acquisitions consisted principally of travel, facility costs, advertising and promotion and third-party consulting totaling $230,000, $240,000, $84,000 and $173,000, respectively. These incremental operating expenses were partially offset by reductions in operating expenses for secure messaging products and services and consist principally of advertising and promotion, third party consulting and business insurance totaling $302,000, $235,000 and $213,000, respectively. Also related to the secure messaging products and services, personnel costs remained relatively flat between periods although approximately $424,000 of severance costs originally accrued as an anticipated cash expenditure was subsequently satisfied with non-cash payments. This decrease in cash expense for the comparable periods was offset by increases primarily in accrued vacation expense and management bonuses, employee benefits and professional services for employee recruitment totaling $236,000, $99,000 and $91,000, respectively.

     The increase in non-cash expenses in the three months ended June 30, 2004 compared to the corresponding period in 2003 primarily consists of $542,000 for employee severance costs resulting from the acceleration of the vesting of certain stock options held by the terminated employees, usually in lieu of cash payments per their respective severance agreements; $480,000 due to employee sales commissions paid using Company common stock; $119,000 for amortization of intangible assets associated with the acquisition of Elron Software; and, partially offset by a $140,000 decrease in stock-based compensation related to stock option grants for employees and third party service providers.

     The increase in selling, general and administrative expenses in the six months ended June 30, 2004 compared to the corresponding period in 2003 reflects an increase of $3,676,000 in cash expenses and a $2,424,000 increase in non-cash expenses. The increase in cash expenses is primarily due to the incremental operating costs resulting from the recent acquisitions of PocketScript, Elron Software and MyDocOnline totaling $4,625,000, which consists of $2,867,000 for personnel costs and $1,758,000 for non-personnel costs. Operating expenses, excluding personnel costs, for the recent acquisitions consisted principally of travel, facility costs, advertising and promotion and third-

party consulting totaling $499,000, $426,000, $261,000 and $310,000, respectively. These incremental operating expenses were partially offset by reductions in operating expenses for secure messaging products and services and consist principally of advertising and promotion, third party consulting and business insurance totaling $633,000, $407,000 and $427,000, respectively. These expense decreases relating to the secure messaging products and services were partially offset by increases in personnel costs consisting of approximately $502,000 for sales commissions, benefits costs and employee recruitment costs.

     The increase in non-cash expenses in the six months ended June 30, 2004 compared to the corresponding period in 2003 primarily consists of $1,428,000 for employee severance costs resulting from the acceleration of the vesting of certain stock options held by the terminated employees, usually in lieu of cash payments per their respective severance agreements; $951,000 due to employee sales commissions paid using Company common stock; $307,000 for amortization of intangible assets associated with the acquisitions of Elron Software and MyDocOnline; and, partially offset by a $295,000 decrease in stock-based compensation related to stock option grants for employees and third party service providers.

     Investment and other income

     Investment income increased from $30,000 and $71,000 for the three months and six months ended June 30, 2003 to $79,000 and $137,000 for the corresponding periods in 2004 primarily due to the increase in invested cash and marketable securities.

     Interest expense

     The interest expense of $85,000 and $140,000 for the three and six month periods ended June 30, 2004 represents interest on the promissory note issued in connection with the acquisition of MyDocOnline in January 2004.

     Gain on investments

     The realized gains on investment of $70,000 for the six-month period ended June 30, 2004 and the $530,000 for the three-month and six-month periods ended June 30, 2003 represents cash payments received from Maptuit Corporation (“Maptuit”) as partial recovery of an investment previously written off in 2001. In 2001, the Company recorded an impairment write-off of $5,000,000 for its related party investment in Maptuit. In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit. In June 2003, the Company exchanged the $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash and in February 2004, the Company exchanged the remaining one million shares of stock for $70,000 in cash.

     Income taxes

     The Company’s income tax expense increased slightly from $24,000 and $48,000 for the three months and six-months ended June 30, 2003 to $27,000 and $56,000 for the corresponding periods in 2004. These provisions represent non-U.S. taxes payable resulting from the operations of the Company’s Canadian subsidiary. The income taxes on the pre-tax loss is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company has fully reserved its net deferred tax assets due to the uncertainty of future taxable income. There may be limitations on the Company’s ability to fully use its substantial net operating loss carryforwards against any future taxable income, including potential limitations due to ownership changes as defined in Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

     Net cash used by operations was $9,512,000 for the six months ended June 30, 2004 compared to $8,448,000 for the corresponding period in 2003. The increase in cash flows used for operating activities totaling $1,064,000 was primarily due to a 62% increase in the Company’s net loss, totaling $7,928,000, an increase in non-acquired accounts receivable and prepaid expenses totaling $1,465,000, a decrease in non-acquired deferred revenue totaling $790,000, partially offset by the $4,000,000 customer deposit from Aventis under the Master Services Agreement, a $1,306,000 increase in trade payables and accrued expenses, a $3,353,000 increase in the 2004 non-cash operating expenses in the areas of depreciation and amortization and stock-based compensation and $460,000 related to the recovery of investment in Maptuit Corporation. Net cash used by operating activities in 2004 was funded primarily by existing cash resources and investing and financing activities described below.

     Net cash flows provided by investing activities was $48,000 for the six months ended June 30, 2004 compared to $1,376,000 for the corresponding period in 2003. The decrease in investing cash flows were primarily attributable $763,000 of, period over period, increased purchases of property and equipment as the Company continues to upgrade certain computer hardware in its data center and acquire computer equipment to satisfy customer orders for the Company’s products and services, primarily ZixVPM and ZixWorks, and a net reduction of $460,000 in payments received from Maptuit Corporation, period over period, relating to the Company’s previous investment and impairment of its investment in Maptuit Corporation.

     Net cash provided by financing activities was $23,676,000 for the six months ended June 30, 2004 compared to $7,183,000 for the corresponding period in 2003. The increase in financing cash flows was attributable to $20,676,000 resulting from the exercise of stock options and warrants by employees and outside holders during the first half of 2004 to purchase 2,340,215 shares of the Company’s common stock at an average price per share of $8.84 and $3,000,000 of cash received in connection with the promissory note to Aventis.

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

     At June 30, 2004, the Company’s principal source of liquidity was its net working capital position of $16,926,000, including cash and marketable securities of $26,177,000. The Company plans to continue to invest its excess cash primarily in short-term, high-grade commercial paper, U.S. government and agency securities or money market funds. The Company’s cash requirements consist principally of funding the Company’s operating losses as it pursues a leadership position in the emerging markets in which it operates and capital expenditures, primarily for data center expansion and refurbishment and for computer equipment to support new customer orders. The Company anticipates further losses in 2004 and the use of cash resources for operating activities continues at a substantial level. To complement and expand our business and product offerings, the Company acquired the assets and the businesses of PocketScript, Elron Software and MyDocOnline in July 2003, September 2003 and January 2004, respectively, in exchange for certain equity securities of the Company. While no significant cash was required to make these acquisitions, each of these businesses have incurred operating losses in recent years. The Company expects to significantly and quickly reduce the substantial historical operating losses of MyDocOnline based upon a reduced number of employees and contractors, strategic expense cuts, expected increases in sales volumes and anticipated cost synergies with its existing businesses. The Company expects to incur operating losses in the near term from the operation of its PocketScript operations as it continues to invest in new personnel and other resources necessary to effectively deploy its e-prescription devices.

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

Options and Warrants of ZixCorp Common Stock

     In 2003 and into 2004, the Company raised significant cash from individuals who hold warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. The extent of future cash inflow from additional warrant and option activity is not certain and is likely to be less than the Company experienced in the prior three quarters. The following table summarizes the warrants and options that are outstanding as of June 30, 2004. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested
		Total Value	Shares	Total Value
	Outstanding	of Outstanding	(included in	of Vested
Exercise Price Range	Shares	Shares	outstanding shares)	Shares
$2.50 to $4.99 a share	2,781,377	$11,244,618	1,828,126	$7,515,159
$5.02 to $10.00 share	3,338,586	22,727,985	2,094,682	13,339,234
$10.25 to $19.25 share	1,463,402	18,197,404	665,702	9,520,204
$21.38 to $57.60 a share	1,224,195	62,765,232	1,224,195	62,765,232

Total	8,807,560	$114,935,239	5,812,705	$93,139,829

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

     The following table aggregates the Company’s material contractual cash obligations as of June 30, 2004:

	Payments Due by Period
	Remainder of
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter
Operating leases	$684,000	$1,110,000	$925,000	$903,000	$905,000	$1,333,000
Promissory note payable	—	—	—	2,700,000	—	—
Purchase obligations	207,000	68,000	67,000	—	—	—

Total contractual obligations	$1,287,000	$1,178,000	$992,000	$3,603,000	$905,000	$1,333,000

     The Company also has severance agreements with certain employees that would require the Company to pay approximately $2,970,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.

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

     In July 2003, we acquired substantially all of the assets of PocketScript, LLC, a provider of electronic prescription solutions for the healthcare industry; in September 2003, we acquired substantially all of the assets of Elron Software Inc., a provider of anti-spam, email content filtering and Web filtering solutions; and in late January 2004, we acquired substantially all of the assets of MyDocOnline, a provider of secure Web-based communications and laboratory information solutions. PocketScript and MyDocOnline are start-up ventures in emerging markets. While Elron has been in business for a number of years, its revenues have declined in recent years. PocketScript, Elron, and MyDocOnline have incurred operating losses in recent years. The ability to increase the companies’ revenues in the near future is largely dependent upon, in Elron’s case, whether our efforts to bring enhanced and new products to market are successful, and in the case of PocketScript and MyDocOnline, whether we are able to develop the market for their products and services. Our challenge is to make these new subsidiaries profitable. To do so may require us to invest significant resources, including significant amounts of cash, and there are no assurances that these subsidiaries will become profitable in the near term.

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

     Competition in our businesses is expected to increase, which could cause our business — including the business of our recently acquired subsidiaries - to fail.

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

     We may face increased competition as these competitors partner with others or develop new product and service offerings to expand the functionality that they can offer to their customers. We believe that the secure e-messaging protection and transaction services market is growing, unlike many segments of the information technology security industry — which are not growing. We have spent several years on infrastructure development and product development. Our competitors may, over time, develop new technologies that are perceived as being more secure, effective or cost efficient than our own. These competitors could successfully garner a significant share of the market, to the exclusion of our company. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.

     Our PocketScript electronic prescription management services allow healthcare payors to effectively deliver drug information to physicians at the point of care, enabling providers to work more effectively within established formularies. Our PocketScript services, targeted to the e-prescription marketplace, are expected to grow as more physicians are leveraging technology in delivering healthcare services, coupled with the fact that the number of prescriptions written annually in the United States continues to increase. Participants in the e-prescribing space include AllScripts Healthcare Solutions, Ramp Corporation, Dr. First, Inc. and iScribe (a division of AdvancePCS).

     Our recently acquired MyDocOnline business offers a variety of Internet-based healthcare services. MyDocOnline Connect is a subscription-based Web service that allows patients and physicians to securely communicate online. Connect helps patients become more active, informed participants in their own health. Communication features offered by the service cover the spectrum of patient needs, and include: online doctor visits, administrative questions, appointment requests, billing questions, prescription requests, and referral requests. The service also offers a host of educational, interactive content features that deliver condition-specific health information to patients. Connect competitors include Medem, Inc., RelayHealth Corporation and MedFusion, Inc. with respect to the communication features, and WebMD Corporation with respect to the content resources. We believe that Connect offers superior services in the online doctor visit arena with its ability to intelligently evaluate symptoms, control template availability at a granular level, and enable patients to include their health history; and its compatibility with the vast number of business/financial arrangements that exist in the healthcare industry. Nevertheless, we expect to face increasing competition in this arena and our competitors may develop products and services that are perceived to be better than ours.

     Dr. Chart®, also a Web-based communication tool of ours, connects healthcare providers and laboratories by allowing doctors to initiate lab orders, check medical necessity compliance and view results rapidly and accurately using a secure Internet connection. Dr. Chart also automatically integrates patient information, customizes requisition formats for individual practices, automatically prints specimen labels, automatically checks Medicare compliance and provides an up-front Advanced Beneficiary Notification (ABN) at point of order and allows labs to enhance reporting with historical analyses, trending, and graphing. Dr. Chart seamlessly integrates into labs’ current systems and is fully customizable. Competitors include: 4Medica, Inc., Cerner Corporation and Misys plc. All of the competitors offer the same basic services that Dr. Chart offers, although we believe that Dr. Chart is superior to services offered by its competitors because of the flexibility of the product, expertise in interfacing to other systems, and duration and breadth of experience delivering Internet-based orders and solutions to labs nationwide. Nevertheless, we expect to face increasing competition in this arena and our competitors may develop products and services that are perceived to be better than ours.

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

     If healthcare providers fail to adopt the PocketScript and MyDocOnline Care Delivery Solutions, we will fail to achieve the critical mass of physicians and patients to build a successful business.

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

     While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point we may be required to materially expand and upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network, particularly since we have significantly expanded our potential customer base by our recent acquisition of PocketScript and MyDocOnline, whose service offerings are supported by our ZixSecure CenterTM. . In addition, we may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not timely and appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

     Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our products and services.

     Our business depends on the uninterrupted operation of our data centers - currently, our ZixSecure Center located in Dallas, Texas; the Austin, Texas data center used for fail-over and –and business continuity services; and the Cincinnati data center used for quality assurance and staging of new customers of our PocketScript e-prescribing service. We must protect these centers from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. Any damage or failure that causes interruptions in our data centers operations could materially harm our business, financial condition and results of operations.

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

     Secure messages sent through our ZixPort® and ZixMessage CenterTM messaging portals in connection with the operation of our secure e-messaging protection and transaction services, will reside, for a user-specified period of time, in our secure data center network; individual prescription histories transmitted through our PocketScript system will reside in our secure data center network; and the personal healthcare information transmitted through our MyDocOnline system will reside in our secure data center network. Any physical or electronic break-ins or other security breaches or compromises of this information could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

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

     We subject our Zix branded products and services to quality assurance testing prior to product release. There is no assurance that the quality and assurance testing previously conducted by the businesses we acquired on their current products and services conform to our standards for quality assurance testing. Regardless of the level of quality assurance testing, any of our products and services could contain undetected defects or errors. This could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could prevent us from implementing our business model and achieving the revenues we need to operate profitably.

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

     We depend on key personnel.

     We depend on the performance of our senior management team — including our chairman and chief executive officer, John A. Ryan, our president and chief operating officer, Richard D. Spurr and their direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain and motivate these individuals. There are no binding agreements with any of our employees that prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

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

     Our stock price may be volatile.

     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last year. As of July 15, 2004, there was a short position in our common stock of 8,506,011.

     Our directors and executive officers own a substantial percentage of our securities. Their ownership could allow them to exercise significant control over corporate decisions and to implement corporate acts that are not in the best interests of our shareholders as a group.

     Our directors and executive officers beneficially own shares of our securities that represent approximately 16.2% of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a former director and father of a current director (Antonio R. Sanchez III), and current beneficial owner of approximately 7.9% of our outstanding common stock, and John A. Ryan, our chairman and chief executive officer. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders.

These matters would include the election of directors. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

     Mr. Haywood owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

     George W. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 15.4% of our outstanding common stock. Therefore, the selling shareholder could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors. The selling shareholder’s interests may not be aligned with the interests of our other shareholders. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

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

     There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the Securities and Exchange Commission (the “SEC”). We are, of course, also subject to general economic risks.

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “plan,” “should,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” and other similar words. Such forward-looking statements may be contained in the “RISK FACTORS” section above, among other places.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the six-month period ended June 30, 2004, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2003 Annual Report to Shareholders on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on May 6, 2004. At this meeting, the shareholders elected as directors of the Company, Michael E. Keane, James S. Marston, John A. Ryan, Antonio R. Sanchez III and Dr. Ben G. Streetman. The tabulation of votes with respect to the election of directors is as follows:

Nominee	Shares For	Shares Withheld
Michael E. Keane	29,263,106	360,877
James S. Marston	29,258,881	365,102
John A. Ryan	29,291,685	332,298
Antonio R. Sanchez III	29,279,124	344,859
Dr. Ben G. Streetman	29,264,106	359,877

     The shareholders voted to approve the adoption of the Zix Corporation 2004 Stock Option Plan. The tabulation of votes with respect to the adoption of the 2004 Stock Option Plan is as follows:

For	14,846,226
Against	1,597,290
Abstain	117,065
Broker NonVotes	13,063,402

     The shareholders voted to approve the adoption of the Zix Corporation 2004 Directors’ Stock Option Plan. The tabulation of votes with respect to the adoption of the 2004 Directors’ Stock Option Plan is as follows:

For	14,728,446
Against	1,649,547
Abstain	182,588
Broker NonVotes	13,063,402

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

          The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Description of Exhibits
10.1*+	Amended and Restated Employment Agreement, effective as of June 1, 2004, between Zix Corporation and Daniel S. Nutkis.

10.2*+	Stock Option Agreement, dated June 1, 2004, between Zix Corporation and Daniel S. Nutkis.

10.3*+	Form of Outside Director Stock Option Agreement, dated January 2, 2004,

Description of Exhibits
between Zix Corporation and James S. Marston, Dr. Ben G. Streetman and Michael E. Keane.

10.4*+	Outside Director Stock Option Agreement, dated May 6, 2004, between Zix Corporation and Antonio R. Sanchez III.

10.5*	Services Amendment, effective as of May 10, 2004, between Zix Corporation and HQ Global Workplaces, Inc. for lease of office space in Gold River, California.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of John A. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bradley C. Almond, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

     b. Reports on Form 8-K

          The Company filed the following reports on Form 8-K during the three months ended June 30, 2004:

1.	The Company filed a report on Form 8-K on April 7, 2004 relating to new executive appointments (amended via Form 8-K/A filed May 6, 2004).

2.	The Company filed a report on Form 8-K/A on April 14, 2004 reporting the historical financial statements of MyDocOnline, Inc. and certain pro forma financial information (amending Form 8-K filed February 11, 2004).

3.	The Company filed a report on Form 8-K on May 5, 2004 to file a press release announcing its financial results for the quarter ended March 31, 2004, which information was “furnished” and not “filed” with the SEC.

4.	The Company filed a report on Form 8-K on June 23, 2004 announcing a change in its auditors.

          The Company filed a report on Form 8-K on August 6, 2004 reporting the Company’s financial results for the quarter ended June 30, 2004, and announced as part of that report, its intention to file an Amended Form 10-Q for quarter ending March 31, 2004.

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