Form 10-Q
period 2004-09-30
ZIX CORP
filed 2004-11-09
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, par value $.01 per share	32,168,896

INDEX

Page
Number
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003	4
Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2004	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
PART II-OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 6. Exhibits and Reports on Form 8-K	37
Stock Option Agreement - Russell Morgan
Stock Option Agreement - David Robertson
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$18,075	$6,599
Marketable securities	—	6,982
Restricted cash	373	271
Receivables, net	921	359
Other current assets	1,254	1,147

Total current assets	20,623	15,358
Property and equipment, net	5,061	3,151
Intangible assets, net	4,264	3,589
Goodwill	9,119	4,321

	$39,067	$26,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,291	$3,738
Deferred revenue	5,804	4,066
Customer deposit	968	—

Total current liabilities	12,063	7,804
Deferred revenue – non-current	1,056	696
Customer deposit – non-current	3,000	—
Promissory note payable	1,754	—
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 175,000,000 shares authorized; 34,483,770 issued and 32,156,589 outstanding in 2004 and 31,155,646 issued and 28,828,465 outstanding in 2003	345	312
Additional paid-in capital	265,314	230,554
Treasury stock, at cost; 2,327,181 common shares	(11,507)	(11,507)
Accumulated deficit	(232,958)	(201,440)

Total stockholders’ equity	21,194	17,919

	$39,067	$26,419

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Revenues:
Services	$2,895	$1,855	$8,168	$3,508
Hardware sales	685	—	1,007	—
Software sales	273	364	1,042	364

	3,853	2,219	10,217	3,872
Cost of revenues	(4,541)	(1,934)	(11,419)	(5,548)
Research and development expenses	(2,242)	(1,539)	(7,398)	(3,962)
Selling, general and administrative expenses	(7,071)	(5,253)	(22,226)	(14,308)
Asset impairment charge	(675)	—	(675)	—
Interest expense	(89)	(5)	(229)	(5)
Investment and other income	84	28	221	99
Recovery of previously impaired investment	—	—	70	530

Loss before income taxes	(10,681)	(6,484)	(31,439)	(19,322)
Income taxes	(23)	(22)	(79)	(70)

Net loss	$(10,704)	$(6,506)	$(31,518)	$(19,392)

Loss per common share — basic and diluted	$(0.33)	$(0.29)	$(1.01)	$(0.95)

Weighted average common shares — basic and diluted	32,029	23,975	31,308	21,911

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)
(Unaudited)

	Common Stock		Additional	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2003	31,155,646	$312	$230,554	$(11,507)	$(201,440)	$17,919
Issuance of common stock upon exercise of stock options	973,120	10	5,369	—	—	5,379
Issuance of common stock upon exercise of warrants	1,379,746	14	15,329	—	—	15,343
Common stock issued for purchase of MyDocOnline	583,411	6	9,031	—	—	9,037
Warrants assigned to promissory note payable	—	—	1,475	—	—	1,475
Common stock issued in lieu of cash compensation	391,847	3	2,442	—	—	2,445
Employee stock compensation expense	—	—	1,115	—	—	1,115
Amortization of unearned-stock-based compensation	—	—	30	—	—	30
Other	—	—	(31)	—	—	(31)
Net loss	—	—	—	—	(31,518)	(31,518)

Balance, September 30, 2004	34,483,770	$345	$265,314	$(11,507)	$(232,958)	$21,194

See accompanying notes.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months
	Ended September 30
	2004	2003
Cash flows from operating activities:
Net loss	$(31,518)	$(19,392)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,605	2,572
In-process research and development	306	—
Asset impairment charge	675	—
Employee stock compensation expense	1,115	—
Common stock issued in lieu of cash compensation	2,445	93
Stock-based compensation	30	473
Recovery of investment in Maptuit Corporation	(70)	(530)
Changes in assets and liabilities, excluding acquisitions of businesses:
Other assets	(315)	1,597
Customer deposit	3,968	—
Other liabilities	3,467	2,042

Net cash used by operating activities	(16,292)	(13,145)
Cash flows from investing activities:
Purchases of property and equipment	(2,622)	(1,659)
Purchases of marketable securities	(4,977)	(6,971)
Sales and maturities of marketable securities	11,957	7,962
Purchase of restricted cash investments	(100)	—
Cash received from Maptuit Corporation	70	530
Purchase of PocketScript	—	(50)
Purchase of MyDocOnline	(282)	—
Cash acquired from purchase of Elron Software	—	1,000

Net cash provided by investing activities	4,046	812
Cash flows from financing activities:
Proceeds from exercise of stock options	5,379	7,606
Proceeds from exercise of stock warrants	15,343	1,875
Promissory note payable	3,000	—
Proceeds from private placement of common stock and related warrants, net of issuance costs	—	5,608

Net cash provided by financing activities	23,722	15,089

Increase in cash and cash equivalents	11,476	2,756
Cash and cash equivalents, beginning of period	6,599	7,586

Cash and cash equivalents, end of period	$18,075	$10,342

Supplemental information:
Cash paid for income taxes	$148	$—

Supplemental schedule of noncash investing and financing activities:
Common stock issued for purchase of MyDocOnline	$9,037	$—

Issuance of warrants in connection with promissory note payable	$1,475	$—

Common stock issued for purchase of PocketScript	$—	$1,386

Common stock issued for purchase of Elron Software	$—	$6,333

Accretion of dividends on Series A and B convertible preferred stock	$—	$1,405

Conversion of series A and B convertible preferred stock into common stock	$—	$7,058

See accompanying notes.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

General

     The accompanying condensed, consolidated financial statements of Zix Corporation and its wholly owned subsidiaries (the “Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2003 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. The Condensed Consolidated Balance Sheet at December 31, 2003 was derived from the audited Consolidated Balance Sheet at that date which is not presented herein. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     The Company operates in a single reporting segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two categories: Communications Protection and Care Delivery Solutions. By offering two comprehensive sets of products and services, the Company protects organizations from viruses and spam, provides the management tools needed for Web access control and policy-driven email encryption, and provides care delivery solutions for e-prescribing and e-lab results that enable physicians to leverage technology for better patient care.

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

     In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. This acquisition enabled the Company to add enhanced functionality to its anti-spam, anti-virus, and email content filtering services while expanding its offerings to include Web filtering. These solutions can now be offered in various on-premise, fully hosted, or co-sourced configurations.

     In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offers, under the service names of Connect™ and Dr. Chart®, a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, and laboratory information solutions. Through the acquisition, the Company believes it has acquired a fully developed product and an installed base of physicians already using the Dr. Chart® products. On November 4, 2004 the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition. Accordingly, the Company recognized an asset impairment charge in the third quarter 2004 financial results as discussed below.

     Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2003 and the first nine months of 2004, the Company has incurred significant operating losses and the use of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2005. At September 30, 2004, the Company’s cash and restricted cash totaled $18,448,000. The Company’s future cash requirements depend primarily on the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of products and services, resources devoted to services deployments and sales and marketing.

     As discussed in Note 6, the Company raised $20,000,000 through a private placement of convertible notes. The Company may need to raise additional funds in the future to sustain its operations or initiate reductions in operating expenses, or both. These capital funding alternatives could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for shares of the Company’s common stock. The Company currently has no existing credit facilities. There can be no assurances that the Company will be able to raise additional capital on satisfactory terms if and when needed.

Receivables, net

     Receivables, net consists of the following:

	September 30, 2004	December 31, 2003
Gross accounts receivable	$3,316,000	$2,306,000
Allowance for returns and doubtful accounts	(140,000)	(93,000)
Deferred revenue	(2,255,000)	(1,854,000)

Receivables, net	$921,000	$359,000

     The reduction for deferred revenue represents future customer service or maintenance obligations that have been billed to the customer but remain unpaid as of the date indicated. Deferred revenue on the Company’s condensed consolidated balance sheets represent future customer service or maintenance obligations that have been billed and collected as of the respective balance sheet date.

Other current assets

     At September 30, 2004, other current assets included inventory for e-prescribing hand-held devices valued at $278,000.

Intangible Assets

     At September 30, 2004, the Company’s intangible assets, subject to amortization, were comprised of the following, which resulted from the third quarter 2003 acquisitions of PocketScript and Elron Software and the first quarter 2004 acquisition of MyDocOnline:

		September 30, 2004			December 31, 2003
	Weighted	Gross			Gross
	Average	Carrying		Net	Carrying		Net
	Useful	Amount, at	Accumulated	Carrying	Amount, at	Accumulated	Carrying
	Lives	Cost	Amortization	Amount	Cost	Amortization	Amount
Developed technology	3.7 years	$3,541,000	$1,076,000	$2,465,000	$2,269,000	$289,000	$1,980,000
Customer contracts and relationships	4 years	1,994,000	471,000	1,523,000	1,336,000	111,000	1,225,000
Trademarks and trade names	3 years	432,000	156,000	276,000	432,000	48,000	384,000

Total		$5,967,000	$1,703,000	$4,264,000	$4,037,000	$448,000	$3,589,000

     Amortization expense relating to intangible assets subject to amortization totaled $470,000 and $1,359,000 in the three and nine months ended September 30, 2004, respectively. Amortization expense for the three and nine months ended September 30, 2003 totaled $139,000. The expected future amortization expense is as follows:

Three months ended December 31, 2004	$432,000
2005	1,728,000
2006	1,391,000
2007	545,000
2008	155,000
2009	13,000

Total	$4,264,000

Asset Impairment Charge

     During the third quarter of 2004, the Company determined that it would focus on the Company’s two core markets and reduce costs relating to the Company’s products and services in non-core markets. Company management determined that the Company should reduce costs relating to the Connect service which was a product acquired in the MyDocOnline acquisition. The Connect service is a subscription-based Web service that allows patients and physicians to securely communicate online for a variety of purposes, including online doctor visits, administrative questions, appointment requests, billing questions, prescription requests and referral requests. The Company determined that continuing to operate the MyDocOnline Connect service was not consistent with the Company’s business and financial goals. Accordingly, Company management determined that it would suspend research and development investment for the Connect service, cease sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrate existing Connect customers to other vendors.

     In reviewing the long-lived asset value for the Connect service, the Company applied the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company’s decision, as outlined above, significantly and adversely changed the extent and use of the Connect service, for which the Company has recorded an identifiable intangible asset. The resulting test for recoverability resulted in an impairment to the developed technology of $675,000, reflected in the Company’s third quarter 2004 financial results. The Company does not anticipate that the discontinuance of the Connect service will have any substantial adverse affect on the Dr. Chart® service offered by MyDocOnline or other assets acquired in the MyDocOnline acquisition.

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

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(10,704,000)	$(6,506,000)	$(31,518,000)	$(19,392,000)
Add employee stock compensation expense recorded under the intrinsic value method	40,000	—	1,115,000	—
Deduct pro forma stock compensation expense computed under the fair value method	(2,160,000)	(1,069,000)	(7,126,000)	(3,404,000)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Pro forma net loss	$(12,824,000)	$(7,575,000)	$(37,529,000)	$(22,796,000)

Loss per common share – basic and diluted
As reported	$(0.33)	$(0.29)	$(1.01)	$(0.95)

Pro forma	$(0.40)	$(0.32)	$(1.20)	$(1.10)

Loss per common share

     The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. A reconciliation of the numerator of basic and diluted net loss per share is provided as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss before preferred stock dividends	$(10,704,000)	$(6,506,000)	$(31,518,000)	$(19,392,000)
Accretion of preferred stock dividend	—	(438,000)	—	(1,405,000)

Net loss attributable to common stock	$(10,704,000)	$(6,944,000)	$(31,518,000)	$(20,797,000)

Loss per common share –basic and diluted	$(0.33)	$(0.29)	$(1.01)	$(0.95)

Weighted average common shares – basic and diluted	32,029,000	23,975,000	31,308,000	21,911,000

     The two presentations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, because a net loss was reported for each period. The accretion of preferred stock dividends shown above pertain to the Series A and Series B convertible preferred stocks, which were issued and outstanding during that period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	September 30,
	2004	2003
Stock options	7,312,000	7,142,000
Warrants	2,407,000	4,581,000

Total common stock equivalents excluded	9,719,000	11,723,000

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

$9,319,000

     The value of the acquired developed technology, customer relationships and in-process research and development was determined by discounting the estimated projected net cash flows to be generated from the related assets using a discount rate of 31%. In-process research and development was immediately expensed and is recorded in research and development expenses in the condensed consolidated statement of operations. Values assigned to developed technology and customer relationships are being amortized to cost of revenues and selling, general and administrative expenses, respectively, on a straight-line basis over three to five years from the acquisition date.

     The results of operations of MyDocOnline are included in the Company’s results of operations from the date of closing. Revenues from the acquired business of MyDocOnline for the nine-month period ended September 30, 2004 totaled $374,000. On November 4, 2004 the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition (see Note 1).

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

Customer Deposit from Aventis

     A Master Services Agreement was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition for the performance, by the Company, of various future services. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005; January 30, 2006, and January 30, 2007, respectively. Aventis will forfeit any unused amounts annually if services are not requested by Aventis in accordance with the terms of the Master Services Agreement. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with similar pricing for similar services rendered to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.

     The Company’s services, to be provided to Aventis, have not yet been fully defined; therefore, the liability has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. Aventis will forfeit any unused amounts annually if services are not requested by Aventis in accordance with the terms of the Master Services Agreement. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law, in the event ZixCorp files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of September 30, 2004, the Company has provided $40,000 of services to Aventis under this Master Services Agreement.

     The Company and Aventis are engaged in negotiations pertaining to the Master Services Agreement whereby it is possible that the Company will agree to defer the deadline for delivering the services. Based on the current status of these negotiations, the Company believes it is likely that the January 30, 2005 deadline for Aventis to consume $1,000,000 in services (or forfeit the funds to the Company) will be extended to some later date.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenues	$3,853,000	$3,342,000	$10,271,000	$9,008,000

Net loss	$(10,704,000)	$(16,132,000)	$(32,828,000)	$(43,191,000)

Basic and diluted loss per common share	$(0.33)	$(0.61)	$(1.05)	$(1.80)

3. Conversion/Redemption of Convertible Preferred Stock

     In September 2002, the Company received total proceeds of $8,000,000 in exchange for shares of two newly created series of convertible preferred stocks and related warrants to purchase 709,528 shares of the Company’s common stock. Beginning in September 2002 and concluding in September 2003, all of the convertible preferred stocks were redeemed by the Company or converted by the investors into 2,166,977 shares of the Company’s common stock. During the three-month and six-month periods ending June 30, 2003, the Company recorded preferred stock dividends of $473,000 and $967,000, respectively. At September 30, 2004, of these warrants issued in September 2002, warrants to purchase 514,408 shares of the Company’s common stock remained outstanding. These warrants have an exercise price of $4.42 per share and expire in 2006.

4. Revenues and Significant Customers

     The Company develops, markets, licenses and supports computer software products and services. For revenue purposes, the Company’s products can be placed into several key revenue categories where each category has similar revenue recognition traits; Communications Protection subscription based services, perpetual software license sales, the PocketScript e-prescribing service, various transaction fees and professional services. Under all categories, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, a right of return does not exist, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, the delivered elements are recognized only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement.

     Subscription based services include the Communication Protection products of ZixMail, ZixVPM, ZixPort, ZixWorks, ZixAudit, anti-spam signatures subscription, anti-virus subscriptions as well as certain products acquired from MyDocOnline. The Company’s Communications Protection subscription services and certain products acquired from MyDocOnline include delivering licensed software and providing customer support and secure electronic communications throughout the subscription period. The customer is often provided an appliance during the subscription period with pre-installed software or contractually subscribes to a data center resident service. In a subscription service, the customer typically does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the subscription. Subscriptions to date have generally been annual non-refundable contracts. Some of the contracts have automatic renewal provisions. The subscription period begins on the date specified by the parties. Revenues from subscription services are recorded as service revenue as the services are rendered. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

     The Company sells anti-spam filtering, email content filtering, Web filtering solutions and certain products acquired from MyDocOnline to customers under perpetual licensing arrangements. These perpetual software licenses are normally sold as part of multiple element arrangements that include annual maintenance and/or subscription, and may include implementation or training services. Where VSOE has not been established for undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the fair value related to the undelivered elements as determined by VSOE and recognize as revenue the remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon what maintenance is sold for separately. The Company recognizes maintenance revenue over the term of the maintenance agreement, generally one year.

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

     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs. The Company contracts with customers to provide certain professional services as stand alone offerings. The Company recognizes these as revenue as the services are rendered and utilizes the percentage of completion method when appropriate. The Company might contract with customers for software arrangements where in addition to the delivery of the software or software system, the Company is required to complete significant production, modification or customization of the software. If applicable and appropriate, the Company accounts for the entire arrangement in conformity with ARB No. 45 and SOP 81-1.

     In the three months and nine months ending September 30, 2004, one customer accounted for $883,000 and $1,287,000, or 23% and 13%, respectively, of the Company’s total revenues.

     Services revenues for the three months and nine months ending September 30, 2003, included $296,000 and $764,000, respectively (13% for the three-month period and 20% for the nine-month period of total revenues) resulting from the pro-rata recognition of certain minimum payments associated with the Company’s marketing agreement with Entrust, Inc. (“Entrust”). These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four-year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate the marketing agreement, because the marketing agreement, as structured, no longer served their respective business interests. In connection with the termination of the marketing agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled.

     In June 2001, the Company entered into an agreement with AOS, formerly AlphaOmega Soft Co., Ltd., amended in 2002, whereby AOS became the exclusive distributor in Japan for certain of the Company’s services, including ZixMail and ZixVPM, through 2004. Pursuant to the distribution agreement, the Company received minimum payments totaling $300,000, $288,000 of which was included in deferred revenues on the Company’s condensed consolidated balance sheet at June 30, 2003. In July 2003, after assessing the additional product and service requirements necessary to compete successfully in Japan and AOS’s failure to pay scheduled installment payments when due, the Company terminated the exclusive distributorship agreement. As a result of the termination of this contract, revenues for the third quarter of 2003 included $288,000, which represents the final revenues to be recognized under this contract and AOS’s scheduled future minimum payments totaling $900,000 were cancelled.

5. Contingencies

     Beginning in early September 2004, several purported shareholder class action lawsuits and one purported shareholder derivative lawsuit were filed in the U.S. District Court for the Northern District of Texas against the Company and certain of its current and former officers and directors. The purported shareholder class action lawsuits, which seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003 and May 4, 2004, were instituted September 3, 2004, September 13, 2004, September 16, 2004, September 21, 2004 and October 5, 2004. These lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act during this time period. The named defendants are Zix Corporation, John A. Ryan, Daniel S. Nutkis, Steve M. York, Russell J. Morgan, Wael Mohamed, Dennis F. Heathcote and Ronald A. Woessner.

     The purported shareholder derivative lawsuit, which was instituted September 29, 2004, relates to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuit names the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above as well as the Company’s outside directors, Michael E. Keane, James S. Marston, Antonio R. Sanchez III and Ben G. Streetman. The suit seeks to require the Company to initiate legal action for unspecified damages against the individual defendants named in the purported shareholder class action lawsuits. The suit also alleges breaches of fiduciary duty, abuse of control, insider selling and misappropriation of information and seeks contribution and indemnification against the individual defendants.

     These lawsuits may require significant management time and attention and could result in significant legal expenses. While the Company believes these lawsuits are without merit and intends to defend them vigorously, since these legal proceedings are in the preliminary stages the Company is unable to predict the scope or outcome of these matters and quantify their eventual impact, if any, on the Company. An unfavorable outcome could have a material adverse effect on the Company’s business, operating results, cash flow and financial condition. The Company maintains insurance that may limit the Company’s financial exposure for defense costs and liability for an unfavorable outcome, should the Company not prevail in the defense of these claims.

     The Company is involved in other legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of these pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

6. Subsequent Event

     On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (together with Omicron, the “Investors”), pursuant to which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and related warrants. The notes convert into the Company’s common stock at an initial conversion price of $6.00 per share, which could potentially be adjusted in accordance with certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 3,333,333 shares of ZixCorp common stock.

     The principal is to be repaid in four equal annual installments of $5,000,000 beginning November 2, 2005. Under certain circumstances, primarily if the Company’s common stock trades in excess of $6.00 a share, the scheduled principal repayments may be made in common stock. The Company has the right to prepay the principal amount owing under the notes at 105% of the par (principal) amount of the notes, plus accrued interest, plus issue an immediately exercisable supplemental warrant exercisable for 70% of the common stock that would be issued to the holders of the notes in respect of the principal amount thereof if the notes were to remain outstanding. The exercise price of this warrant, should it be issued, will be the conversion price of the notes and the term of this warrant will be identical to the remaining term of the note.

     The notes bear interest at the six-month LIBOR (2.3 % on November 2, 2004) plus 300 basis points. Interest on the notes is payable quarterly in cash or common stock valued at a 10% discount to the volume weighted average price (“VWAP”) for the common stock for a specified number of trading days preceding the interest payment date, at the Company’s option.

     The holders of the notes may convert the notes into the common stock at the conversion price. The Company has the right to force the conversion of the notes (any outstanding principal) at the conversion price if the common stock closes above $11.00 per share for a specified number of trading days and if other specified conditions are met. Further, the notes have anti-dilution provisions that would cause an adjustment to the conversion price and the number of shares issuable under the notes upon the occurrence of issuances of equity securities or convertible equity securities at prices below the then-effective conversion price or other specified events.

     The holders of the notes have the right to require the Company to repurchase the notes in cash upon the occurrence of specified “repurchase events,” such as a change in control or events of default while the notes are outstanding. The notes contain restrictive covenants, including covenants that prohibit the Company from incurring certain indebtedness, establishing certain liens on the Company’s assets or issuing any variable priced securities.

     The Company is required to place certain proceeds from the note issuance into a restricted, segregated collateral account. The amount of cash collateral required to be maintained in this account is 50% of the aggregate principal amount then owing under the Notes (initially $10 million). The requirement for the collateral account is lifted should the Company meet certain operating objectives and other specified criteria. Separately, the Company is required to maintain cash (including the cash collateral held in the collateral account) and cash equivalents equal to $10 million through November 2, 2007, and $5 million thereafter for so long as the Notes are outstanding.

     The Company issued, to the Investors, warrants to purchase 1,000,000 shares of common stock at an exercise price of $6.00 a share. The warrants are immediately exercisable and expire November 2, 2009.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company operates in a single reporting segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two categories: Communications Protection and Care Delivery Solutions. By offering two comprehensive sets of products and services, the Company protects organizations from viruses and spam, provides the management tools needed for Web access control and policy-driven email encryption, and provides care delivery solutions for e-prescribing and e-lab results that enable physicians and patients to leverage technology for better patient care.

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

     In July 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise which provides electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-prescription marketplace, which is expected to grow significantly as more physicians are leveraging technology in delivering care, coupled with the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the accuracy of written prescriptions declines. In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. This acquisition enabled the Company to add a feature set to its anti-spam, anti-virus, and content filtering services while expanding its offerings to include Web filtering. In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offers a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, online doctor visits and laboratory information solutions. On November 4, 2004 the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition. PocketScript, Elron Software and MyDocOnline have incurred substantial operating losses in recent years.

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

     Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2003 and the first nine months of 2004, the Company and its recent acquisitions have incurred significant operating losses and the use of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2004 and 2005.

     In the second and third quarters of 2004, the Company has placed a strong emphasis on reaching cash flow breakeven (“cash flow breakeven emphasis”). This emphasis might entail cost reductions in the near term. Cost reductions could come in the form of workforce reductions, decreased investments in certain areas of the business, business divestitures (sales or shut down), or geographic consolidation. The Company’s objective is to trim costs in the areas of the business which provide the least near term return on investment. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short term adverse effects on certain financial performance metrics for the Company.

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

Long-Lived and Other Intangible Assets

     The Company’s long-lived assets, comprised of identified intangibles and property and equipment aggregating $9,325,000 or 24% of total assets at September 30, 2004, are reviewed for impairment when certain triggering events occur where there is reason to believe that the value has been diminished or impaired. The amount of a potential impairment is determined by comparing the carrying amount of an asset to the value determined from a projected discounted cashflow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows. The Company recorded an impairment charge of $675,000 related to the Connect service acquired in the MyDocOnline acquisition (see Note 1 to the Condensed Consolidated Financial Statements).

     Goodwill, totaling $9,119,000 or 23% of total assets at September 30, 2004, represents the cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software and the January 2004 acquisition of MyDocOnline. The Company will evaluate its goodwill for impairment annually in November or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit or market values of comparable businesses where available. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value.

     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.

Deferred Tax Assets

     As required by Statement of Financial Accounting Standards No. 109, the Company recognizes deferred tax assets on its consolidated balance sheet if it is “more likely than not” that the subject net operating loss carry forwards and unused tax credits will be realized on future federal income tax returns. At September 30, 2004, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of approximately $81 million, reflecting the Company’s historical losses and the uncertainty of future taxable income.

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

     Subscription based services include the Communication Protection products of ZixMail, ZixVPM, ZixPort, ZixWorks, ZixAudit, anti-spam signatures subscription, and anti-virus subscriptions as well as certain products acquired from MyDocOnline. The Company’s Communications Protection subscription services and certain products acquired from MyDocOnline include delivering licensed software and providing customer support and secure electronic communications throughout the subscription period. The customer is often provided an appliance during the subscription period with pre-installed software or contractually subscribes to a data center resident service. In a subscription service, the customer typically does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the subscription. Subscriptions to date have generally been annual non-refundable contracts. Some of the contracts have automatic renewal provisions. The subscription period begins on the date specified by the parties. Revenues from subscription services are recorded as service revenue as the services are rendered. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

     The Company sells anti-spam filtering, email content filtering, Web filtering solutions and certain products acquired from MyDocOnline to customers under perpetual licensing arrangements. These perpetual software licenses are normally sold as part of multiple element arrangements that include annual maintenance and/or subscription, and may include implementation or training services. Where VSOE has not been established for undelivered elements, revenue for all elements is deferred until those elements have been delivered or their fair values have been determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the fair value related to the undelivered elements as determined by VSOE and recognize as revenue the remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon what maintenance is sold for separately. The Company recognizes maintenance revenue over the term of the maintenance agreement, generally one year.

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

     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs. The Company contracts with customers to provide certain professional services as stand alone offerings. The Company recognizes these as revenue as the services are rendered and utilizes the percentage of completion method when appropriate. The Company might contract with customers for software arrangements where in addition to the delivery of the software or software system, the Company is required to complete significant production, modification or customization of the software. If applicable and appropriate, the Company would account for the entire arrangement in conformity with ARB No. 45 and SOP 81-1.

     The Company’s cash flow breakeven emphasis (initiated in the second and third quarters of 2004) could temporarily disrupt trends and expectations in revenues.

Business Acquisitions

     During 2003 and the first six months of 2004, the Company completed three acquisitions using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by management, generally based upon information supplied by the management of the acquired entities and in two instances valuations prepared by independent appraisal experts. The fair values have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. In connection with these acquisitions, the Company has recorded a significant amount of intangible assets and goodwill. The Company recorded an impairment of $675,000 of an intangible asset associated with the Connect service which was recorded from the MyDocOnline acquisition (See Note 1 to the Condensed Consolidated Financial Statements).

Results of Operations

Revenues

     The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of the Company’s revenues:

	Three months ended		Variance		Nine months ended		Variance
	September 30,		2004 vs. 2003		September 30,		2004 vs. 2003
($ in thousands )	2004	2003	$	%	2004	2003	$	%
Services	$2,895	$1,855	$1,040	56%	$8,168	$3,508	$4,660	133%
Hardware sales	685	—	685	N/A	1,007	—	1,007	N/A
Software sales	273	364	(91)	(25%)	1,042	364	678	186%

Total revenues	$3,853	$2,219	$1,634	74%	$10,217	$3,872	$6,345	164%

     The $1,634,000 increase in revenues in the three months-ended September 30, 2004 compared to the corresponding period in 2003 reflects an increase of approximately $654,000 of secure e-messaging subscription fees generated from corporate customers primarily in the healthcare sector, $624,000 in maintenance revenues arising from sales of Elron Software email content and Web filtering software; $685,000 in hardware sales primarily for deployed e-prescribing hand-held devices and $230,000 of related subscription services arising from sales of PocketScript e-prescribing services; and $98,000 arising from sales of MyDocOnline Internet-based healthcare services, partially offset by $584,000 of services revenue in 2003, of which $296,000 related to the Entrust Marketing Agreement described below and $288,000 related to the AOS Technologies, Inc. (“AOS”) Distributorship Agreement described below.

      Secure e-messaging services are primarily subscription based services; the Elron software products are primarily sold as perpetual licenses with annual maintenance and/or subscription contracts; the PocketScript e-prescribing services are sold as a subscription service; and the MyDocOnline services and products fall into either a subscription based arrangement or a perpetual license sale. All or part of these products might incorporate a transaction fee element where a per-event occurrence can generate service revenue. Additionally, the Company offers certain professional services as stand-alone offerings or in conjunction with its products. The Company recognizes these as revenue as the services are rendered and utilizes the percentage of completion method when appropriate.

     The $6,345,000 increase in revenues in the nine months-ended September 30, 2004 compared to the corresponding period in 2003 reflects an increase of approximately $3,060,000 of secure e-messaging subscription fees generated from new corporate customers primarily in the healthcare sector; $678,000 in sales of Elron software email content and Web filtering software sales, as well as, $1,846,000 in related maintenance revenues; $1,007,000 in hardware sales primarily for deployed e-prescribing hand-held devices and $424,000 of related subscription services arising from sales of PocketScript e-prescribing services; and $374,000 arising from sales of MyDocOnline Internet-based healthcare services, partially offset by $1,052,000 of services revenue in 2003, of which $764,000 related to the Entrust Marketing Agreement described below and $288,000 related to the AOS Distributorship Agreement described below.

     Services revenues for the first half of 2003 included $234,000 per quarter resulting from the pro-rata recognition of certain minimum payments associated with the Marketing Agreement with Entrust. These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four-year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate the marketing agreement, because the marketing agreement, as structured, no longer served their respective business interests. In connection with the termination of the marketing agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled. As a result of the termination of this contract, revenues for the third quarter of 2003 included $296,000, which represents the final revenues to be recognized under this contract.

     In June 2001, the Company entered into an agreement with AOS, formerly AlphaOmega Soft Co., Ltd., amended in 2002, whereby AOS became the exclusive distributor in Japan for certain of the Company’s services, including ZixMail and ZixVPM, through 2004. Pursuant to the distribution agreement, the Company received minimum payments totaling $300,000, $288,000 of which was included in deferred revenues on the Company’s condensed consolidated balance sheet at June 30, 2003. In July 2003, after assessing the additional product and service requirements necessary to compete successfully in Japan and AOS’s failure to pay scheduled installment payments when due, the Company terminated the exclusive distributorship agreement. As a result of the termination of this contract, revenues for the third quarter of 2003 included $288,000, which represents the final revenues to be recognized under this contract and AOS’s scheduled future minimum payments totaling $900,000 were cancelled.

     A Master Services Agreement was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition for the performance, by the Company, of various future services. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. Aventis will forfeit any unused amounts annually if services are not requested by Aventis in accordance with the terms of the Master Services Agreement. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with similar pricing for similar services rendered to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.

     The Company’s services, to be provided to Aventis, have not yet been fully defined; therefore, the liability has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. Aventis will forfeit any unused amounts annually if services are not requested by Aventis in accordance with the terms of the Master Services Agreement. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law, in the event ZixCorp files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of September 30, 2004, the Company has provided $40,000 of services to Aventis under this Master Services Agreement.

     The Company and Aventis are engaged in negotiations pertaining to the Master Services Agreement whereby it is possible that the Company will agree to defer the deadline for delivering the services. Based on the current status of these negotiations, the Company believes it is likely that the January 30, 2005 deadline for Aventis to consume $1,000,000 in services (or forfeit the funds to the Company) will be extended to some later date.

     The Company’s end-user order backlog as of September 30, 2004, is approximately $20,606,000 and is comprised of the following elements: $3,960,000 from the original $4,000,000 customer deposit from Aventis for future services, $6,813,000 of deferred revenue that has been billed and paid, $2,255,000 billed but unpaid and approximately $7,428,000 of unbilled contracts. The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. Approximately 55% to 60% of the backlog is expected to be recognized as revenue in the next twelve months The timing of revenue is affected by both the length of time required to deploy a service and the length of the service.

     Not included in the backlog is $2,500,000, which was included in the backlog as of June 30, 2004, associated with a sponsorship agreement with one customer for the PocketScript e-prescribing services, who accounted for $883,000 and $1,287,000, or 23% and 13%, respectively, of the Company’s total revenues in the three months and nine months ending September 30, 2004. This amount is part of a follow-on order to a previous order for the PocketScript e-prescribing services and was subject to deployment and usage provisions of the services in the previous order. The achievement of these performance metrics was not met as of the required date of October 31, 2004. However, the customer has expressed a willingness to modify these provisions and the customer and the Company are engaged in negotiations relating thereto. Since that modification is not yet certain, the $2,500,000 amount has been removed from the backlog until such time as the amount, if any, and the related performance metrics to be included in the follow-on order are finalized.

     Management follows several general metrics to gauge business performance and the results of these metrics can have an affect on management’s estimate of future revenue. These metrics include: order input, renewal rate (customer retention) of service contracts, mix of single or multi-year service contracts and deployment statistics for the Company’s products and services. In particular, as the market for e-prescription solutions matures, the number of e-prescribing devices deployed to physicians and the prescription volume written by such physicians will become increasingly important metrics.

Cost of revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of the Company’s cost of revenues:

	Three months ended		Variance		Nine months ended		Variance
	September 30,		2004 vs. 2003		September 30,		2004 vs. 2003
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Cost of revenues	$4,541	$1,934	$2,607	135%	$11,419	$5,548	$5,871	106%

     The $2,607,000 increase in cost of revenues in the three months ended September 30, 2004 compared to the corresponding period in 2003 is primarily due to incremental operating costs resulting from the acquisition of MyDocOnline on January 30, 2004, increased headcount in 2004 to expand the Company’s deployment and client services capabilities to support the order growth of the Company’s Care Delivery services, primarily the deployment of e-prescribing hand-held devices, and the fact that the financial results in 2003 included only one month of operating expenses for Elron Software following its acquisition on September 2, 2003 and approximately two months of operating expense for PocketScript, Inc., following its acquisition on July 22, 2003. Personnel costs accounted for approximately $1,080,000 of the increase. Non-personnel costs accounted for the remainder of the increase and consisted of significant cost elements including $415,000 for direct costs associated with the in-quarter deployment of e-prescribing hand-held devices, $190,000 for outside consulting services, $200,000 for occupancy costs, $220,000 for the amortization of intangible assets and $150,000 for travel-related expenses.

     The $5,871,000 increase in cost of revenues in the nine months ended September 30, 2004 compared to the corresponding period in 2003 is primarily due to incremental operating costs resulting from the acquisitions of PocketScript, Inc., Elron Software, Inc., and MyDocOnline as noted above and increased headcount in 2004 to expand the Company’s deployment and client services capabilities to support the order growth of the Company’s Care Delivery services, primarily the deployment of e-prescribing hand-held devices. Personnel costs accounted for approximately $1,935,000 of the increase. Non-personnel costs accounted for the remainder of the increase and consisted of significant cost elements including $798,000 for the amortization of intangible assets, $613,000 for third-party health information content license fees, $595,000 for direct costs associated with the deployment of e-prescribing hand-held devices, $413,000 for off-site data center support costs associated with the MyDocOnline acquisition that was eliminated in the second quarter of 2004 with the migration of those support services into the Company’s data center, $407,000 for outside consulting services primarily associated with the three acquired businesses, $400,000 for occupancy costs, and $247,000 for travel-related expenses.

     A significant portion of the Company’s cost of revenues has not been and is not expected to be directly variable to the revenue generated, such as the cost of operating and maintaining the ZixSecure Center which is currently not fully utilized. Accordingly, costs associated with the data center are expected to grow at a much slower pace than revenue. Cost of revenues also includes the activities of field deployment, professional services and customer service and support. The Company has two reporting units, Communications Protection and Care Delivery. The two units have both distinct and shared costs of revenues. Most notable of the shared costs is the Zix Secure data center. Management estimates and makes assumptions regarding these shared costs to calculate an estimated cost of revenues per reporting unit. The results show that Communications Protection has revenue in excess of the estimated costs of revenue. Communications Protection revenues appear to exceed costs of revenue by 30-40%. Care Delivery revenues are less than estimated costs of revenue for that reporting unit. Currently, costs of revenues for Care Delivery are more than twice the revenues.

     For the Communication Protection products and services, in the near term, the Company expects to continue growing the cost of revenues for these products and services at rates less than the associated revenue growth rates for the same products and thus continue to improve the gross margin for these products. For the Care Delivery products and services, in the current term, the Company experienced growth in cost of revenues for these products in excess of the associated revenue growth for the same products. As the deployment infrastructure for this product has now been built out to meet current demands, in the near term, the Company expects the costs of goods sold to increase less than the associated revenue for the same products. Future trends in the costs and revenues for Care Delivery products is unknown and will depend on future demand and specifically on the geographic concentration of future demand. Additionally, other than the non-cash amortization of the fair value of developed technology acquired with the purchase of Elron Software, cost of revenues related directly to software sales has not been significant. Additionally, the Company’s cash flow breakeven emphasis (initiated in the second and third quarters of 2004) could disrupt trends and expectations in costs of goods sold.

Research and development expenses

     The following table sets forth, for the periods indicated, a year-over-year comparison of the Company’s research and development expenses:

	Three months ended		Variance		Nine months ended		Variance
	September 30,		2004 vs. 2003		September 30,		2004 vs. 2003
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Total research and development	$2,242	$1,539	$703	46%	$7,398	$3,962	$3,436	87%

     The $703,000 increase in research and development expenses in the three months ended September 30, 2004 compared to the corresponding period in 2003 is primarily due to incremental operating costs resulting from the acquisition of MyDocOnline on January 30, 2004 and the fact that the financial results in 2003 included only one month of operating expenses for Elron Software following its acquisition on September 2, 2003 and approximately two months of operating expense for PocketScript, Inc., following its acquisition on July 22, 2003. Personnel costs accounted for approximately $281,000 of the increase. Non-personnel costs accounted for the remainder of the increase, consisting primarily of $345,000 for outside consultants involved in software development services.

     The $3,436,000 increase in research and development expenses in the nine months ended September 30, 2004 compared to the corresponding period in 2003 is primarily due to incremental operating costs resulting from the acquisitions of PocketScript, Inc., Elron Software, Inc., and MyDocOnline as noted above. Personnel costs accounted for approximately $2,042,000 of the increase. Non-personnel costs accounted for the remainder of the increase and consisted primarily of $930,000 for outside consultants involved in software development services, $306,000 for in-process research and development expense associated with the MyDocOnline acquisition and $117,000 for travel-related expenses. These increases were partially offset by a $128,000 decrease in depreciation and amortization of property and equipment resulting from certain equipment becoming fully depreciated.

     As a result of the company’s cash flow breakeven emphasis, research and development expense was intentionally reduced in the third quarter 2004 verses the second quarter 2004. The company expects that research and development expense will remain flat in the near term or be reduced further as part of the cash flow breakeven emphasis.

Selling, general and administrative expenses

     The following table sets forth, for the periods indicated, a year-over-year comparison of the Company’s selling, general and administrative expenses:

	Three months ended		Variance		Nine months ended		Variance
	September 30,		2004 vs. 2003		September 30,		2004 vs. 2003
($ thousands)	2004	2003	$	%	2004	2003	$	%
Total selling, general and administrative expenses	$7,071	$5,253	$1,818	35%	$22,226	$14,308	$7,918	55%

     The $1,818,000 increase in selling, general and administrative expenses in the three months ended September 30, 2004 compared to the corresponding period in 2003 is primarily due to incremental operating costs resulting from the acquisition of MyDocOnline on January 30, 2004, increased headcount in 2004 primarily in sales and marketing for the PocketScript product, and the fact that the financial results in 2003 included only one month of operating expenses for Elron Software following its acquisition on September 2, 2003 and approximately two months of operating expense for PocketScript, Inc., following its acquisition on July 22, 2003. Personnel costs accounted for approximately $1,711,000 of the increase consisting of $915,000 for cash expenses and $796,000 for non-cash expenses involving employee severance, insurance and bonus payments. Non-personnel costs accounted for the remainder of the increase and consisted of $175,000 for audit and legal fees, $150,000 for consulting fees and $115,000 for the amortization of intangible assets. These increases were partially offset by a $170,000 decrease in business insurance and $150,000 in stock-based compensation related to stock option grants for employees and third party service providers.

     The $7,918,000 increase in selling, general and administrative expenses in the nine months ended September 30, 2004 compared to the corresponding period in 2003 is primarily due to incremental operating costs resulting from the acquisitions of PocketScript, Inc., Elron Software, Inc., and MyDocOnline as noted above and increased headcount in 2004 to expand the Company’s sales and marketing efforts primarily to support the PocketScript product. Personnel costs increased approximately $7,427,000 consisting of $3,163,000 for salaries and wages, $2,047,000 for non-cash employee severance and insurance costs, $922,000 for both cash and non-cash sales commissions and incentive-type bonuses, $874,000 for payroll taxes and benefits and $421,000 for outside consultants used in the employee recruitment process during this period of growth. Non-cash severance costs resulted primarily from the acceleration of the vesting of certain stock options held by the terminated employees, usually in lieu of cash payments per their respective severance agreements. Non-cash sales commissions and incentive-type bonuses are associated with payments using the Company’s common stock. Non-personnel costs accounted for the remainder of the increase and consisted of $422,000 for the amortization of intangible assets, $458,000 for travel expenses, $380,000 for occupancy costs and $274,000 for audit and legal fees. These increased expenditures were partially offset by a $512,000 decrease in advertising and promotion, a $565,000 decrease in business insurance and a $444,000 decease in stock-based compensation related to stock option grants for employees and third party service providers.

     As a result of the Company’s cash flow breakeven emphasis, selling general and administration was intentionally reduced in the third quarter 2004 verses the second quarter 2004. While the Company experienced increased costs in some areas, namely costs associated with new Sarbanes Oxley compliance requirements, reductions were made that offset and exceeded the increased corporate governance costs. The Company expects that selling general and administration expense will remain flat in the near term or be reduced further as part of the cash flow breakeven emphasis.

Asset Impairment Charge

     During the third quarter of 2004, the Company determined that it would focus on the Company’s two core markets and reduce costs relating to the Company’s products and services in non-core markets. Company management determined that the Company should reduce costs relating to the Connect service which was a product acquired in the MyDocOnline acquisition The Connect service is a subscription-based Web service that allows patients and physicians to securely communicate online for a variety of purposes, including online doctor visits, administrative questions, appointment requests, billing questions, prescription requests and referral requests. The Company determined that continuing to operate the MyDocOnline Connect service was not consistent with the Company’s business and financial goals. Accordingly, Company management determined that it would suspend research and development investment for the Connect service, cease sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrate existing Connect customers to other vendors.

     In reviewing the long-lived asset value for the Connect service, the Company applied the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company’s decision, as outlined above, significantly and adversely changed the extent and use of the Connect service, for which the Company has recorded an identifiable intangible asset. The resulting test for recoverability resulted in an impairment to the developed technology of approximately $675,000, reflected in the Company’s third quarter 2004 financial results.

     The Company expects the discontinuance of the Connect service will reduce quarterly expenditures by approximately $500,000 effective in the fourth quarter 2004. The Company does not anticipate that the discontinuance of the Connect service will have any substantial adverse affect on the Dr. Chart® service offered by MyDocOnline or other assets acquired in the MyDocOnline acquisition.

Interest expense

     The interest expense of $89,000 and $229,000 for the three and nine month periods ended September 30, 2004 mainly represents interest on the promissory note issued in connection with the acquisition of MyDocOnline in January 2004.

Investment and other income

     Investment income increased from $28,000 and $99,000 for the three months and nine months ended September 30, 2003 to $84,000 and $221,000 for the corresponding periods in 2004 primarily due to the increase in invested cash and marketable securities.

Recovery of previously impaired investment

     The recovery of previously impaired investment of $70,000 for the nine-month period ended September 30, 2004 and the $530,000 for the nine-month period ended September 30, 2003 represents cash payments received from Maptuit Corporation (“Maptuit”) as partial recovery of an investment previously written off in 2001. In 2001, the Company recorded an impairment write-off of $5,000,000 for its related party investment in Maptuit. In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit. In June 2003, the Company exchanged the $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash and in February 2004, the Company exchanged the remaining one million shares of stock for $70,000 in cash.

Income taxes

     The Company’s income tax expense increased slightly from $22,000 and $70,000 for the three months and nine-months ended September 30, 2003 to $23,000 and $79,000 for the corresponding periods in 2004. These provisions represent non-U.S. taxes payable resulting from the operations of the Company’s Canadian subsidiary. The income taxes on the pre-tax loss is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company has fully reserved its net deferred tax assets due to the uncertainty of future taxable income. There may be limitations on the Company’s ability to fully use its substantial net operating loss carryforwards against any future taxable income, including potential limitations due to ownership changes as defined in Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

     Net cash used by operations was $16,292,000 for the nine months ended September 30, 2004 compared to $13,145,000 for the corresponding period in 2003. The increase in cash flows used for operating activities totaling $3,147,000 was primarily due to a 63% increase in the Company’s net loss, totaling $12,126,000, an increase in non-acquired accounts receivable and prepaid expenses totaling $1,912,000, partially offset by an increase in non-acquired deferred revenue totaling $125,000, the $3,968,000 customer deposit from Aventis under the Master Services Agreement, a $1,268,000 increase in trade payables and accrued expenses, a $5,038,000 increase in the 2004 non-cash operating expenses in the areas of depreciation and amortization and stock-based compensation and $460,000 related to the recovery of investment in Maptuit Corporation. Net cash used by operating activities in 2004 was funded primarily by existing cash resources and investing and financing activities described below.

     Net cash flows provided by investing activities was $4,046,000 for the nine months ended September 30, 2004 compared to $812,000 for the corresponding period in 2003. The increase in investing cash flows were primarily attributable to $5,989,000 of net proceeds from the purchase and sales and maturities of marketable securities, partially offset by $963,000 of, period over period, increased purchases of property and equipment as the Company continues to upgrade certain computer hardware in its data center and acquire computer equipment to satisfy customer orders for the Company’s products and services, primarily ZixVPM and ZixWorks, a net reduction of $460,000 in payments received from Maptuit Corporation, period over period, relating to the Company’s previously impaired investment in Maptuit Corporation, a net reduction of $950,000 in cash acquired from the acquisitions of PocketScript and Elron Software in 2003, $282,000 in cash used for the MyDocOnline acquisition and $100,000 for restricted cash relating to an executed customer contract requirement.

     Net cash provided by financing activities was $23,722,000 for the nine months ended September 30, 2004 compared to $15,089,000 for the corresponding period in 2003. The increase in financing cash flows was attributable to $20,722,000 resulting from the exercise of stock options and warrants by employees and outside holders, primarily during the first half of 2004, to purchase 2,352,866 shares of the Company’s common stock at an average price per share of $8.81 and $3,000,000 of cash received in connection with the promissory note to Aventis.

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

     Concurrent with the issuance of the note payable to Aventis, the Company issued warrants, which remain outstanding at September 30, 2004, to purchase 145,853 shares of ZixCorp commons stock. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the Black-Scholes pricing model. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three year loan life to yield an effective interest rate of 12%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company. The loan is secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement.

     At September 30, 2004, the Company’s principal source of liquidity was its net working capital position of $8,560,000, including restricted cash of $373,000. The Company plans to continue to invest its excess cash primarily in short-term, high-grade commercial paper, U.S. government and agency securities or money market funds. The Company’s cash requirements consist principally of funding the Company’s operating losses as it pursues a leadership position in the emerging markets in which it operates and capital expenditures, primarily for data center expansion and refurbishment and for computer equipment to support new customer orders. The Company anticipates further losses in 2005 and the use of cash resources for operating activities continues at a substantial level. To complement and expand business and product offerings, the Company acquired the assets and the businesses of PocketScript, Elron Software and MyDocOnline in July 2003, September 2003 and January 2004, respectively, in exchange for certain equity securities of the Company. While no significant cash was required to make these acquisitions, each of these businesses have incurred operating losses in recent years. The Company expects to significantly reduce the substantial historical operating losses of MyDocOnline based upon a reduced number of employees and contractors, strategic expense cuts, discontinuation of the Connect service, expected increases in sales volumes of other products, potential inclusion of the acquired technology in other products and anticipated cost synergies with its existing businesses. The Company expects to incur operating losses in the near term from the operation of its PocketScript operations as it continues to invest in new personnel and other resources necessary to effectively deploy its e-prescription devices.

Subsequent Event

     On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (together with Omicron, the “Investors”), pursuant to which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and related warrants. The notes convert into the Company’s common stock at an initial conversion price of $6.00 per share, which could potentially be adjusted in accordance with certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 3,333,333 shares of ZixCorp common stock.

     The principal is to be repaid in four equal annual installments of $5,000,000 beginning November 2, 2005. Under certain circumstances, primarily if the Company’s common stock trades in excess of $6.00 a share, the scheduled principal repayments may be made in common stock. The Company has the right to prepay the principal amount owing under the notes at 105% of the par (principal) amount of the notes, plus accrued interest, plus issue an immediately exercisable supplemental warrant exercisable for 70% of the common stock that would be issued to the holders of the notes in respect of the principal amount thereof if the notes were to remain outstanding. The exercise price of this warrant, should it be issued, will be the conversion price of the notes and the term of this warrant will be identical to the remaining term of the note.

     The notes bear interest at the six-month LIBOR (2.3 % on November 2, 2004) plus 300 basis points. Interest on the notes is payable quarterly in cash or common stock valued at a 10% discount to the volume weighted average price (“VWAP”) for the common stock for a specified number of trading days preceding the interest payment date, at the Company’s option.

     The holders of the notes may convert the notes into the common stock at the conversion price. The Company has the right to force the conversion of the notes (any outstanding principal) at the conversion price if the common stock closes above $11.00 per share for a specified number of trading days and if other specified conditions are met. Further, the notes have anti-dilution provisions that would cause an adjustment to the conversion price and the number of shares issuable under the notes upon the occurrence of issuances of equity securities or convertible equity securities at prices below the then-effective conversion price or other specified events.

     The holders of the notes have the right to require the Company to repurchase the notes in cash upon the occurrence of specified “repurchase events,” such as a change in control or events of default while the notes are outstanding. The notes contain restrictive covenants, including covenants that prohibit the Company from incurring certain indebtedness, establishing certain liens on the Company’s assets or issuing any variable priced securities.

     The Company is required to place certain proceeds from the note issuance into a restricted, segregated collateral account. The amount of cash collateral required to be maintained in this account is 50% of the aggregate principal amount then owing under the Notes (initially $10 million). The requirement for the collateral account is lifted should the Company meet certain operating objectives and other specified criteria. Separately, the Company is required to maintain cash (including the cash collateral held in the collateral account) and cash equivalents equal to $10 million through November 2, 2007, and $5 million thereafter for so long as the Notes are outstanding.

     The Company issued, to the Investors, warrants to purchase 1,000,000 shares of common stock at an exercise price of $6.00 a share. The warrants are immediately exercisable and expire November 2, 2009.

Options and Warrants of ZixCorp Common Stock

     In 2003 and into 2004, the Company raised significant cash from individuals who hold warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. The extent of future cash inflow from additional warrant and option activity is not certain and is likely to be less than the Company experienced in the prior three quarters. The following table summarizes the warrants and options that are outstanding as of September 30, 2004. The table does not include the warrants issued in the subsequent event private placement described above. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested
		Total Value	Shares	Total Value
	Outstanding	of Outstanding	(included in	of Vested
Exercise Price Range	Shares	Shares	outstanding shares)	Shares
$2.50 to $4.99 a share	3,592,829	$15,019,623	2,050,223	$8,349,753
$5.02 to $10.00 share	3,512,549	23,762,668	2,187,100	14,035,278
$10.25 to $19.25 share	1,444,902	17,947,402	703,520	9,880,836
$21.38 to $57.60 a share	1,168,195	61,311,982	1,168,195	61,311,982

Total	9,718,475	$118,041,675	6,109,038	$93,577,849

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

     The following table aggregates the Company’s material contractual cash obligations as of September 30, 2004:

	Payments Due by Period
Contractual	Remainder of
Obligations	2004	2005	2006	2007	2008	Thereafter
Operating leases	$361,000	$1,110,000	$925,000	$903,000	$905,000	$1,333,000
Promissory note payable	—	—	—	2,700,000	—	—
Purchase obligations	326,000	102,000	67,000	—	—	—

Total contractual obligations	$687,000	$1,212,000	$992,000	$3,603,000	$905,000	$1,333,000

     The Company also has severance agreements with certain employees that would require the Company to pay approximately $2,594,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements. The above table does not include payments associated with the private placement described in the Subsequent Event above.

Risks and Uncertainties

     In these risk factors, “we,” “us,” “our,” “ZixCorp” and “Zix” refer to Zix Corporation and its wholly owned subsidiaries.

     We continue to use significant amounts of cash.

     Since 1999, we have been developing and marketing products and services that bring privacy, security and convenience to Internet users, specifically, e-messaging, e-prescribing and e-transaction applications and services, with a particular focus in the healthcare sector. Our businesses operate in emerging markets and developing these businesses is costly and the market is highly competitive. Emerging market businesses involve risks and uncertainties, and there are no assurances that we will be successful in our efforts. We have experienced significant operating losses in recent years and utilization of cash resources continues at a substantial level. ZixCorp anticipates further losses in 2004 and 2005.

     Our acquisitions in 2003 and 2004 of three companies may require us to invest significant resources to make them successful.

     In July 2003, we acquired substantially all of the assets of PocketScript, LLC (“PocketScript”), a provider of electronic prescription solutions for the healthcare industry; in September 2003, we acquired substantially all of the assets of Elron Software Inc. (“Elron”), a provider of anti-spam, email content filtering and Web filtering solutions; and in late January 2004, we acquired substantially all of the assets of MyDocOnline, Inc. (“MyDocOnline”), a provider of secure Web-based communications and laboratory information solutions. PocketScript and MyDocOnline are start-up ventures in emerging markets. While Elron has been in business for a number of years, its revenues have declined in recent years. PocketScript, Elron, and MyDocOnline have incurred operating losses in recent years. The ability to increase the companies’ revenues in the near future is largely dependent upon, in Elron’s case, whether our efforts to bring enhanced and new products to market are successful, and in the case of PocketScript and MyDocOnline, whether we are able to develop the market for their products and services. Our challenge is to make these new subsidiaries profitable. To do so may require us to invest significant resources, including significant amounts of cash, and there are no assurances that these subsidiaries will become profitable in the near term.

     The market may not broadly accept our e-messaging and e-prescribing products and services and related applications and services, which would prevent us from operating profitably.

     We must be able to achieve broad market acceptance for our e-messaging and e-prescribing products and services and related applications and services in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure e-messaging protection businesses similar to our Zix branded business that currently operate at the scale that we would require, at our current expenditure levels and pricing, to become profitable. As previously noted, PocketScript and MyDocOnline are start-up ventures in emerging markets. There is no assurance that any of our products and services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably.

     Failure to enter into new sponsorship agreements for or generate other revenue opportunities from our PocketScript e-prescribing services could harm our business.

     In 2004, orders for our PocketScript e-prescribing services have come exclusively from sponsorship agreements with healthcare payors, such as health insurance companies, pharmacy benefit managers, or self-insured companies. Under our payor sponsorship business model, the healthcare payor typically pays for the cost of deploying the PocketScript services to the end-user physician and for the cost of a one year subscription to use the services. All end-user physicians that are using the PocketScript services and for which we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. Although we believe that physicians will pay to use the PocketScript services following the one year of service paid for by the healthcare payor, there is no assurance that they will do so. Furthermore, as noted above under Note 4, “Revenues and Significant Customers,” the sponsorship agreement with one healthcare payor accounted for $883,000 and $1,287,000, or 23% and 13%, respectively, of our total revenues in the three months and nine months ending September 30, 2004. We expected to deploy the PocketScript services to the physicians covered by this sponsorship agreement by the end of 2004.

     While we are optimistic that we will be successful in signing a follow-on order with the one healthcare payor noted above and signing new sponsorship agreements with other payors in the coming months or in identifying other revenue opportunities for our e-prescribing services, such as add-on applications, prescription transaction fees, or new uses for the transaction data itself, there is no assurance that we will be able to do so. Failure to do so may prevent us from achieving significant revenues from our e-prescribing services.

     Competition in our businesses is expected to increase, which could cause our business to fail.

     Our Zix branded solutions are targeted to the secure e-messaging protection and e-transaction services market. Elron’s product solutions have enabled us to enhance our Zix branded protection management services by adding a new feature set to our anti-virus, anti-spam and email content filtering services while expanding our offering to include URL filtering. Our PocketScript® and MyDocOnline™ businesses are targeted toward the emerging markets for electronic prescriptions and online communication among the healthcare community. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, an increasing number of competitors have entered the market.

     Although there are many large, well-funded participants in the information technology security industry, few currently participate in the secure e-messaging protection and e-transaction services market in which our Zix branded solutions compete. Most other product-only solutions in this market require extensive increases in overhead to implement and deploy them. Our Zix branded solutions can be made operational in a very short period of time compared to the longer procurement and deployment cycles common with the solutions of many of our competitors. Our service and product offerings are focused on the secure communications market, including secure e-messaging and protection management. Companies that compete with our Zix branded secure e-messaging and protection business include content management and secure delivery companies, such as Authentica, Inc., Certified Mail, Sigaba Corporation and Tumbleweed Communications Corp., and other messaging/spam protection participants such as BrightMail Incorporated, CipherTrust, Inc., ClearSwift Limited, FrontBridge Technologies, Inc., MessageLabs, Postini, Inc., NetIQ Corp. and SurfControl Incorporated.

     Our Zix branded products and Elron products also compete with several product companies that deliver anti-virus solutions that may also contain limited email messaging/spam protection capabilities, including McAfee, Inc., Sophos, Inc., Symantec Corporation and Trend Micro, Inc. We also compete with companies that offer Web filtering products, such as Secure Computing Corporation, SurfControl Incorporated, Websense, Inc. and NetIQ Corp.

     In addition, we face competition from vendors of Internet server appliances, operating systems, networking hardware, network management solutions and security software, many of which now, or may in the future, develop or bundle secure e-messaging, messaging/spam protection and/or Web filtering capabilities into their products.

     We may face increased competition as these competitors partner with others or develop new product and service offerings to expand the functionality that they can offer to their customers. We believe that the secure e-messaging, e-prescribing and e-transaction services market is growing, unlike many segments of the information technology security industry — which are not growing. We have spent several years on infrastructure development and product development. Our competitors may, over time, develop new technologies that are perceived as being more secure, effective or cost efficient than our own. These competitors could successfully garner a significant share of the market, to the exclusion of our company. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.

     Our PocketScript e-prescribing services applies the benefits of e-messaging to the medical prescription process by enabling providers to write and transmit prescriptions electronically from anywhere directly to the pharmacy. Our PocketScript services, targeted to the e-prescription marketplace, are expected to grow as more physicians are leveraging technology in delivering healthcare services, coupled with the fact that the number of prescriptions written annually in the United States continues to increase. Participants in the e-prescribing space include AllScripts Healthcare Solutions, Ramp Corporation, Dr. First, Inc. and iScribe (a division of AdvancePCS). Competition from these companies and from vendors in related areas, such as electronic medical records vendors — who are expected to include e-prescribing services as an element of their service offering — is expected to increase.

     Our MyDocOnline business offers an Internet-based healthcare service, Dr. Chart®. Dr. Chart is a Web-based communication tool that connects healthcare providers and laboratories by allowing doctors to initiate lab orders, check medical necessity compliance and view results rapidly and accurately using a secure Internet connection. Competitors include 4Medica, Inc., Cerner Corporation and Misys plc. All of the competitors offer the same basic services that Dr. Chart offers. We expect to face increasing competition in this arena and our competitors may develop products and services that are perceived to be better than ours.

     Our inability to successfully and timely develop and introduce new e-messaging, e-prescribing and e-transaction products and related applications and services and to implement technological changes could harm our business.

     The emerging nature of the secure e-messaging, e-prescribing and e-transaction services business and its rapid evolution require us continually to develop and introduce new products and related applications and services and to improve the performance, features and reliability of our existing products and related applications and services, particularly in response to competitive offerings. Our Elron business, while having a significant customer base and meaningful revenues, has not been profitable in recent years.

     We also have under development new feature sets for our current Zix branded product line and service offerings and are considering new secure e-messaging products and services. By adding Elron’s product line to our current service offerings, we were able to accelerate the development time we would have otherwise needed to build additional feature sets into our Zix branded product and service offerings. The success of new or enhanced products and services depends on several factors — primarily, market acceptance. We may not succeed in developing and marketing new or enhanced products and services that respond to competitive and technological developments and changing customer needs. This could harm our business.

     If the market for secure e-messaging, e-prescribing and e-transaction products and related applications and services does not continue to grow, demand for our products and services will be adversely affected.

     The market for secure electronic communications is a developing market. Continued growth of the secure e-messaging, e-prescribing and e-transaction products and related applications and services market will depend to a large extent on the market recognizing the need for secure electronic communications, such as email encryption, e-prescribing and electronic lab results. Failure of this market to grow would harm our business.

     If healthcare providers fail to adopt the PocketScript and MyDocOnline Care Delivery Solutions, we will fail to achieve the critical mass of physicians and patients to build a successful business.

     Our PocketScript e-prescribing services and our MyDocOnline service are targeted to the emerging market for providing secure communications among healthcare providers to deliver information in an efficient, economical manner. These are emerging markets, and the success of our PocketScript and MyDocOnline services is dependent, in large measure, on physicians and other healthcare providers changing the manner in which they conduct their medical practices by beginning to use secure wireless and Internet communications channels to communicate with medical laboratories, payors, drug formularies and others. Our challenge is to make these new businesses profitable. To do so may require us to invest significant resources, including significant amounts of cash. There is no assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably.

     Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and upgrade our systems to meet increased use, which would result in reduced revenues.

     While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point we may be required to materially expand and upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network, particularly since we have significantly expanded our potential customer base by our acquisition of PocketScript and MyDocOnline, whose service offerings are supported by our ZixSecure CenterTM. In addition, we may not be able to expand and upgrade, in a timely manner, our systems and network hardware and software capabilities to accommodate increased traffic on our network. If we do not timely and appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.

     Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our products and services.

     Our business depends on the uninterrupted operation of our data centers — currently, our ZixSecure Center located in Dallas, Texas; the Austin, Texas data center used for fail-over and business continuity services; and the Cincinnati data center used for quality assurance and staging of new customers of our PocketScript e-prescribing service. We must protect these centers from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. Any damage or failure that causes interruptions in our data centers operations could materially harm our business, financial condition and results of operations.

     In addition, our ability to issue digitally-signed certified time-stamps and public encryption codes in connection with our Zix branded products and services and to support PocketScript’s e-prescribing services and MyDocOnline’s service depends on the efficient operation of the Internet connections between customers and our data centers. We depend on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

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

     Secure messages sent through our ZixPort® and ZixMessage CenterTM messaging portals in connection with the operation of our secure e-messaging protection and e-transaction services include personal health care information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network; individual prescription histories transmitted through our PocketScript system will reside in our secure data center network; and the personal healthcare information transmitted through our MyDocOnline Dr. Chart system will reside in our secure data center network. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal health care information and personal financial information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our Internet-related products and services.

     Pending litigation could have a material impact on our operating results and financial condition.

     Beginning in early September 2004, several purported shareholder class action lawsuits and one purported shareholder derivative lawsuit were filed in the U.S. District Court for the Northern District of Texas against us and certain of our current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of ZixCorp’s common stock between October 30, 2003 and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) during this time period.

     The purported shareholder derivative lawsuit relates to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuit names ZixCorp as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as ZixCorp’s outside directors. The suit seeks to require ZixCorp to initiate legal action for unspecified damages against the individual defendants named in the purported shareholder class action lawsuits. The suit also alleges breaches of fiduciary duty, abuse of control, insider selling and misappropriation of information and seeks contribution and indemnification against the individual defendants.

     These lawsuits may require significant management time and attention and could result in significant legal expenses. While we believe these lawsuits are without merit and intend to defend them vigorously, since these legal proceedings are in the preliminary stages we are unable to predict the scope or outcome of these matters and quantify their eventual impact, if any, on our company. An unfavorable outcome could have a material adverse effect on our business, operating results, cash flow and financial condition. We maintain insurance that may limit our financial exposure for defense costs and liability for an unfavorable outcome, should we not prevail, for claims covered by the insurance coverage.

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

     Defects or errors in our products and services could harm our business.

     We subject our Zix branded products and services to quality assurance testing prior to product release. There is no assurance that the quality and assurance testing previously conducted by the businesses we acquired on their current products and services conform to our standards for quality assurance testing. Regardless of the level of quality assurance testing, any of our products and services could contain undetected defects or errors. In particular, our PocketScript system is used to dispense prescription drugs. Defects or errors in our PocketScript system could result in inaccurate prescriptions being generated, which could result in injury or death to patients. Thus, undetected defects or errors could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs or increased service and warranty costs. Any of these could prevent us from implementing our business model and achieving the revenues we need to operate profitably.

     Public key cryptography technology is subject to risks.

     Our Zix branded products and services, the PocketScript e-prescribing services and the MyDocOnline service employ, and future products and services may employ, public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require us to make significant changes to our products, which could damage our reputation and otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This, or related, publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.

     We depend on key personnel.

     We depend on the performance of our senior management team — including our chairman and chief executive officer, John A. Ryan, our president and chief operating officer, Richard D. Spurr, and their direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain and motivate these individuals. There are no binding agreements with any of our employees that prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

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

     Our stock price may be volatile.

     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last year. As of October 15, 2004, there was a short position in our common stock of 8,264,098.

     Our directors and executive officers own a substantial percentage of our securities. Their ownership could allow them to exercise significant control over corporate decisions and to implement corporate acts that are not in the best interests of our shareholders as a group.

     Our directors and executive officers beneficially own shares of our securities that represent approximately 16.3% of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a former director and father of a current director (Antonio R. Sanchez III), and current beneficial owner of approximately 7.8% of our outstanding common stock, and John A. Ryan, our chairman and chief executive officer. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

     One investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

     George W. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 15.3% of our outstanding common stock. Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

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

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “plan,” “should,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” and other similar words. Such forward-looking statements may be contained in the “Risks and

Uncertainties” section above, among other places.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the nine-month period ended September 30, 2004, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2003 Annual Report to Shareholders on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Beginning in early September 2004, several purported shareholder class action lawsuits and one purported shareholder derivative lawsuit were filed in the U.S. District Court for the Northern District of Texas against the Company and certain of its current and former officers and directors. The purported shareholder class action lawsuits, which seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003 and May 4, 2004, were instituted September 3, 2004, September 13, 2004, September 16, 2004, September 21, 2004 and October 5, 2004. These lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act during this time period. The named defendants are Zix Corporation, John A. Ryan, Daniel S. Nutkis, Steve M. York, Russell J. Morgan, Wael Mohamed, Dennis F. Heathcote and Ronald A. Woessner.

     The purported shareholder derivative lawsuit, which was instituted September 29, 2004, relates to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuit names the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above as well as the Company’s outside directors, Michael E. Keane, James S. Marston, Antonio R. Sanchez III and Ben G. Streetman. The suit seeks to require the Company to initiate legal action for unspecified damages against the individual defendants named in the purported shareholder class action lawsuits. The suit also alleges breaches of fiduciary duty, abuse of control, insider selling and misappropriation of information and seeks contribution and indemnification against the individual defendants.

     These lawsuits may require significant management time and attention and could result in significant legal expenses. While we believe these lawsuits are without merit and intend to defend them vigorously, since these legal proceedings are in the preliminary stages we are unable to predict the scope or outcome of these matters and quantify their eventual impact, if any, on the Company. An unfavorable outcome could have a material adverse effect on our business, operating results, cash flow and financial condition. We maintain insurance that may limit our financial exposure for defense costs and liability for an unfavorable outcome, should we not prevail, for claims covered by the insurance coverage.

     The Company is involved in other legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of these pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibits
4.1+	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits).

4.2+	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits).

4.3+	Form of Convertible Note Due 2005 – 2008 of Zix Corporation, dated as of November 2, 2004 (including exhibits).

4.4+	Form of Common Stock Purchase Warrant, dated as of November 2, 2004, to purchase shares of Zix Corporation.

4.5+	Form of Registration Rights Agreement, dated as of November 2, 2004, by and between Zix Corporation and the Investors.

4.6+	Security Agreement, dated as of November 2, 2004, made by Zix Corporation to Law Offices of Brian W. Pusch, as collateral agent on behalf of the holders named therein.

Exhibits
10.1*	Stock Option Agreement, dated September 8, 2004, between Zix Corporation and Russell Morgan.

10.2*	Stock Option Agreement, dated September 8, 2004, between Zix Corporation and David Robertson.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of John A. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bradley C. Almond, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Press Release issued by Zix Corporation on November 2, 2004.

+	Incorporated by reference from Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004.

*	Filed herewith.

**	Furnished herewith.

b. Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the three months ended September 30, 2004:

1.	The Company filed a report on Form 8-K on August 6, 2004 to file a press release announcing its financial results for the quarter ended June 30, 2004, which information was “furnished” and not “filed” with the SEC. The Company also announced, as part of that report, its intention to file an Amended Form 10-Q for the quarter ending March 31, 2004.

2.	The Company filed a report on Form 8-K on September 7, 2004 announcing the filing of a class action lawsuit against it and certain of its current and former officers.

     The Company recently filed two reports on Form 8-K on November 4, 2004 reporting the issuance of warrants and $20 million of convertible notes in a private placement financing transaction and an impairment arising from the discontinuance of its MyDocOnline™ Connect service. The Company also filed a report on Form 8-K on November 5, 2004 to file a press release announcing its financial results for the third quarter ended September 30, 2004, which information was “furnished” and not “filed” with the SEC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION (Registrant)
Date: November 9, 2004	By:	/s/ Bradley C. Almond
Bradley C. Almond
Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Duly Authorized Officer)