Form 10-K
period 2004-12-31
ZIX CORP
filed 2005-03-30
CIK 855612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 0-17995

Zix Corporation
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2216818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2711 N. Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960

(Address of Principal Executive Offices)
(214) 370-2000
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

None	Not Applicable
(Title of Class)	(Name of Exchange on Which Registered)
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock
$0.01 Par Value
(Title of Class)
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
      As of February 25, 2005, there were 32,319,920 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2004, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $208,791,713.
      Portions of the Registrant’s 2005 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
      Zix Corporation (“ZixCorp,” “Company,” “we,” “our,” or “us”) provides easy-to-use-and-deploy e-communication services that protect, manage, and deliver sensitive information to enterprises and consumers in healthcare, finance, insurance, and government.
      The current ZixCorp service offerings are grouped into two categories: eSecure and eHealth. ZixCorp’s eSecure services enable policy-driven email encryption, content filtering and send-to-anyone capability while the eHealth services improve patient care, reduce costs, and improve efficiency through e-prescribing and e-lab solutions. These two product groupings were known throughout 2003 and 2004 as Communications Protection (eSecure) and Care Delivery (eHealth) with the new naming convention beginning in January 2005. For full year reporting consistency, the product names of Communications Protection and Care Delivery will be used in this annual report and in subsequent reporting periods the new names, eSecure and eHealth will be used.
      The business operations and service offerings are supported by the ZixData Centertm, a fully redundant SysTrusttm and SAS-70 certified network operations center dedicated to secure message and transaction processing. The center is staffed 24 hours a day with a proven 99.99% reliability. The ZixData Center enables ZixCorp to be a trusted third-party provider with high-bandwidth ability and the capability for various secure communications functions. Whether it is delivery of email, prescriptions, or lab results, the Company enables communications to transpire in a trusted, safe, and secure manner. This is the Company’s core skill and competitive differentiator. ZixCorp’s services take advantage of this world-class capability to produce services that are easily deployed, scalable, and with secure send-to-anyone capability.
Communications Protection Solutions
      Through a portfolio of products and services, ZixCorp secures the communications of customers. Email has become a mission-critical means of communications for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted along the path between a sender and a recipient, which permits theft, redirection, manipulation, or exposure to unauthorized parties. E-communications are also subject to a variety of email-borne threats, such as viruses or spam. Failure to control and manage such risks can result in enforcement penalties for noncompliance with legal mandates, decreased productivity, damaged reputation, competitive disadvantage, loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage.
      As a result of communication threats, corporations need security and privacy, control over inappropriate content, and the ability to prevent or reduce unwelcome email traffic. They require ubiquitous coverage that is cost-effective, quickly deployed, and consistently updated to guard against obsolescence and ineffectiveness. To satisfy this need for enterprise-wide coverage, ZixCorp delivers a comprehensive product suite. ZixCorp solutions analyze and encrypt Internet communications and address anti-virus, anti-spam, content filtering, and reporting needs. ZixCorp also provides related advisory, consulting, installation, customization, and training services.
      ZixCorp’s secure e-messaging solutions are fully interoperable and linked by a Best Method of Delivery™ protocol that automatically determines the most direct and appropriate delivery, based on the recipient’s communications environment. This function employs a centralized directory of users’ encryption codes that enables users to send messages instantly and securely to anyone with an email address, including those who do not have special encryption software. Best Method of Delivery makes the technology simple for end users and provides flexibility and ease of implementation for information technology professionals. This ability to send messages through different modes of delivery — either by the end user selecting a desired path or as an automated function set by the enterprise — makes ZixCorp secure e-messaging services superior to competitive offerings.

      The ZixCorp Communications Protection solutions suite includes:

•	ZixVPM® (Virtual Private Messenger) — an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications

•	ZixVPM Alliancetm — an easy and economical way to enable direct, two-way secure communication between partner companies

•	ZixVPM Small Businesstm — full-featured version of ZixVPM scaled to fewer users

•	ZixPort® — a secure Web-messaging portal

•	ZixPort Small Businesstm — full featured version of ZixPort scaled to smaller companies

•	ZixMail® — a desktop solution for manually encrypting and securely delivering email

•	ZixAuditor® — an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies

•	Message Inspector® — a comprehensive email filtering software that enables a company to monitor, manage and, if necessary, block unauthorized email communications

•	Web Inspector® — Web filtering software that helps organizations enforce Internet acceptable use policies by monitoring and blocking inappropriate Web sites
      On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 22 to the consolidated financial statements).
Care Delivery Solutions
      E-communications can take other forms besides email. Increasingly, healthcare transactions previously conducted in person or on paper are being converted to electronic methods. Due to ZixCorp’s experience and capabilities in secure e-messaging, it was logical to expand into e-prescribing and laboratory connectivity.
      ZixCorp’s PocketScript® e-prescribing application provides the ability for a physician to write prescriptions and transmit them to a pharmacy via a handheld device or secure Web site. The application provides access to a drug reference guide, insurance formulary data, and checks for drug interactions with previously prescribed drugs or identified allergens, and offers additional clinical decision support. When a prescription is complete, it can be sent electronically to the pharmacy of the patient’s choice. The PocketScript system incorporates a software application that enables all these access points, thus bringing real-time valuable information into the hands of the physician at the point of care.
      Studies have shown that e-prescribing delivers many benefits including reduced calls from the pharmacy to the physician, reduced costs through increased prescribing within drug formulary guidelines, increased delivery of prescribed drugs via mail order and reduced prescribing errors. With over 580,000 physicians in the United States and 225,000 of those considered high-prescribing physicians, the market opportunity for these secure and trusted transactions is significant. The application also lends itself to related products and additional point-of-care services to improve the efficiency and effectiveness of physicians by providing greater access to information and other decision support tools. The growing interest in lowering healthcare costs in both the private and public sectors while using information technology to improve the quality of care opens up additional opportunities for acceptance of these services.
      One such application of the PocketScript technology was a project with the Massachusetts Health Data Consortium, where ZixCorp provided the capability for physicians in select emergency rooms to access dispensed drug history from a variety of data sources, thus improving the quality of care physicians are able to deliver. This ability to access disparate information at the point of care is often viewed as a method for both improving the quality of care and increasing the efficiency in which care is delivered. There has been significant interest in the public domain in these capabilities, often proposed in the form of Regional Health

Information Organizations (RHIOs), and ZixCorp is actively investigating whether a market for such services could be profitable.
      ZixCorp designs and develops PocketScript and directly distributes it to physicians and healthcare institutions. The Company has entered into multiple sponsorship programs whereby third parties have agreed to provide the PocketScript devices and services free of charge for various periods of time to associated physicians. PocketScript is sold as an annual service with an initial set-up and hardware charge. The third-party sponsors have agreed to pay for the physicians’ use of the service, or at least the initial set-up costs and first year of service, because they have a vested benefit in the cost savings associated with technological adoption.
      ZixCorp also offers Dr. Chart® under its Care Delivery banner. Dr. Chart is a Web-based connectivity tool that links laboratories efficiently and securely to the healthcare providers they serve. The service enables healthcare providers to electronically initiate lab orders, check medical necessity compliance, and view results rapidly and accurately via the Internet.
Regulatory Drivers for Market Growth
      In 2002, ZixCorp chose to focus a significant portion of product development and sales efforts on the healthcare market. The Company believed that it was a sector with a clear need for secure communications as it has regulatory requirements for strict privacy and protection of data through the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and consequences for noncompliance. The Company has been successful in securing a commanding market share for secure e-messaging services in this market and believes it will see continued demand for these services with the impending HIPAA Security Rule deadline in April 2005. Despite this deadline, the Company believes that a significant number of companies will not make a decision regarding email protection until after April 2005.
      Additional federal and state regulations, such as the Gramm-Leach-Bliley Act (GLBA), have enhanced security awareness in vertical markets outside of healthcare, and have prompted affected organizations to consider adopting systems that ensure data security and privacy. Even where there are no specific regulations, corporations may demand email protection to adhere to evolving industry best practices for protecting sensitive information. In 2003, ZixCorp responded to these trends by expanding the Company’s focus beyond healthcare into other vertical markets including finance, insurance, and government. Some of the same methodologies used to provide specific solutions for the healthcare community also apply to these verticals.
      In Care Delivery, the Company sees regulatory developments as a catalyst for increased demand for its services. In the Medicare Prescription Drug and Modernization Act of 2003, e-prescribing is specifically addressed in Section 1860D-4 and also in the subsequent final rule on the Medicare Prescription Drug Benefit, which states that Part D sponsors that participate in the Part D program are required to support and comply with electronic prescribing. In January 2005, while announcing new proposed regulations to support e-prescribing, Mark B. McClellan, M.D., Ph.D., administrator for the Centers for Medicare and Medicaid Services stated, “We are committed to widespread use of e-prescribing as quickly as possible.” As the costs for the ongoing Medicare Prescription Drug Benefit are fully recognized, technologies such as e-prescribing that can reduce the amount of spending on drugs become even more attractive. As such, the support of the federal government, which will be the largest payor for healthcare services over the coming years, should accelerate the development of this market.
Company History
      ZixCorp entered the secure e-messaging market in 1999. In 1998, and in prior years, ZixCorp designed, manufactured, marketed, installed, and supported wireless data and security technology solutions through two market-oriented groups, each with a core competency in radio frequency technology. These products were marketed under the “Amtech,” “Cotag,” and “Cardkey” brand names.
      In 1998, the Company determined that its businesses were approaching maturity. Accordingly, the Company decided to exit those businesses, and during 1998 sold all of its units operating at the time. The

Company began evaluating new Internet-related business opportunities — which it deemed offered more prospects for growth and profitability. The Company perceived a need for services that brought privacy, security, and convenience to Internet communications and in 1999 began to develop secure e-messaging products as well as a shopping portal and an Internet payment authorization system.
      In mid-1999, the Company launched the ZixData Center, a world-class operations center that centralizes the processing and distribution of public encryption keys. The ZixMessage Centertm was first used for secure messages to and from non-subscribers in July 2000. The Company began charging for ZixMail in the first quarter of 2001 and started to focus its ZixMail sales and marketing efforts toward the business market. ZixMail received PC Magazine’s Editors’ Choice Award in January 2001 for email security.
      In the first quarter of 2002, the Company expanded its portfolio for the business market with the introduction of an enterprise secure e-messaging solution, ZixVPM. The Company also began to offer an assessment service, ZixAuditor, as a means for corporations to examine and analyze their inbound and outbound email communications. In August 2002, the Company introduced ZixPort, a branded, Web-based, secure e-messaging portal solution that integrates with a company’s existing portal or functions as a standalone site. ZixPort mirrors the look and feel of a customer’s Web site and, when fully integrated with the existing Web site, is able to provide the advantages of single sign-on authentication. In 2003, ZixCorp significantly improved the features and functionality of these three products. Additionally, in 2003 and 2004, the Company significantly increased product offerings and addressable markets with three key acquisitions described below.
Business Acquisitions
      In July 2003, ZixCorp acquired substantially all of the operating assets and business of Ohio-based PocketScript, LLC (“PocketScript”), a provider of an electronic prescription solution for the healthcare industry. This acquisition enabled the Company to expand services into the e-prescribing marketplace. PocketScript enables physicians to create electronic prescriptions from virtually anywhere in about the same amount of time required for paper-based prescriptions. It also aids physicians in identifying drug-to-drug and allergy interactions, including access to a drug reference guide and patients’ dispensed drug histories, and provides insurance formulary information, while enabling physicians to transmit prescriptions electronically to pharmacies. During 2003 and 2004, the Company completed the integration of PocketScript into its existing business.
      In September 2003, ZixCorp acquired substantially all of the operating assets and business of Elron Software Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries, Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. This acquisition enabled ZixCorp to enhance its service offering by adding a more advanced feature set to the Company’s e-messaging solutions while expanding its offerings to include Web filtering. Specifically, the Company acquired the Web Inspector and Message Inspector products. On March 11, 2005 the Web Inspector and Message Inspector product lines were sold to CyberGuard Corporation (see Note 22 to the consolidated financial statements).
      In January 2004, the Company acquired substantially all of the operating assets and business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc. based in Round Rock, Texas. The acquisition added to ZixCorp’s Care Delivery product offering and brought in employees experienced in the point-of-care health IT market. MyDocOnline offered Internet-based healthcare services, including laboratory information solutions under the product name Dr. Chart and secure Web-based communications, disease management, and online doctor visits, all under the product name MyDocOnline Connect™. On November 4, 2004 the Company terminated the Connect service but maintained the related technology for use in future products or services.
Solutions and Services

Communications Protection Solutions (eSecure)
      ZixCorp’s centralized key management system implements PKI (Public Key Infrastructure) functionality for email encryption without the implementation burden or cost of typical PKI infrastructures. Most of

ZixCorp’s solutions are provided as a service, thereby removing the significant implementation burden and cost that PKI infrastructures or product solutions require. ZixCorp services are focused on ease of use for the senders and recipients of encrypted email, while affording them the option of the strongest methods of encryption, extended feature sets, and the flexibility of a variety of fully integrated and fully interoperable solutions. With ZixCorp’s core secure e-messaging technology, ZixCorp users obtain:

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
      ZixCorp’s core technology and Best Method of Delivery are enabled by its centralized directory of users’ encryption codes. This centralized directory gateway provides a stable, secure, highly responsive, and scalable environment for all secure e-messaging needs.
      ZixVPM, ZixVPM Alliance, and ZixVPM Small Business — ZixVPM is a secure e-messaging management service that provides company-wide privacy protection for both inbound and outbound email communications. It employs encryption technology for delivering and encrypting email transmissions to and from an enterprise’s corporate firewall. ZixVPM provides secure email for remote employees, customers, and business partners without requiring the enterprise to create, deploy, or manage end-user encryption keys and desktop software.
      Since ZixVPM is installed at the server level within an enterprise, end users are not required to install any software or obtain encryption codes to secure their email messages. The Company believes this ability to provide secure email without impacting the end user provides a degree of practicality that is highly desirable in the marketplace and necessary to any widespread deployment of secure email. ZixVPM can be seamlessly integrated with a customer’s own scanning and filtering tools, or those offered by ZixCorp. ZixVPM enables customers to automate encryption at the network level in accordance with standard corporate policies and enforce these policies without having to rely on the discretionary judgment and action of individual employees.
      ZixVPM is delivered with built-in policy management features, auditing and reporting functions, in addition to the service’s pre-existing secure email delivery capabilities. ZixVPM can also be bundled with a comprehensive lexicon of validated policies to assist organizations in their efforts to meet standard-of-care guidelines and various regulations, such as HIPAA and GLBA. Additional ZixVPM policies can easily be created through an intuitive policy management interface.
      ZixVPM also incorporates a powerful and sophisticated email content scanning engine to identify, protect, and manage messages containing sensitive information and to ensure that malicious or inappropriate emails do not enter or leave the enterprise. The content scanning mechanism is supported by a powerful pattern-matching engine that incorporates word stemming, fuzzy matching, nested document support, and proximity matching. These methods permit confidential or sensitive information to be detected even when there are errors of context, grammar, or spelling, or when content is hidden within attachments, while preventing accidental filtering of similar but unrelated words or phrases. Company policies can also be created to force certain actions, such as encryption or branding of messages, based on pre-established content scanning policies.
      ZixVPM Alliance brings the seamless integration and flexibility of ZixVPM to a company’s business partners. The service provides an easy method to email sensitive data transparently between companies with no disruption to productivity. With ZixVPM Alliance, secure messages are transmitted directly to and from primary email accounts for maximum efficiency and convenience. Partner companies with ZixVPM Alliance equipment also have the ability to upgrade their systems to the full-featured ZixVPM at any time.
      ZixVPM Small Business is a smaller version of ZixVPM with all the features and capabilities of the standard version. It is a cost-effective solution for companies with fewer than 1,000 employees.
      ZixAuditor — ZixAuditor is an assessment service used to analyze, document, and report on the nature and characteristics of an organization’s inbound and outbound email with the purpose of identifying regulated, high-risk, or proprietary content. It is used primarily by ZixVPM customers to design and refine effective policies that correspond to the identified risks and email traffic patterns of their organizations. ZixAuditor provides a concrete and quantifiable basis to justify and determine the kind of solution needed to safeguard email traffic, to protect from risks, and to enforce corporate policies. ZixAuditor also provides a means to monitor ongoing effectiveness and to refine policies. Organizations may purchase pre- or post-installation audits or a regular program of ongoing audits for monitoring purposes. The Company believes this service to be unique in the industry and a factor contributing to ZixCorp’s expertise in the application of secure email solutions.
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
      ZixMail — ZixMail is a subscription-based secure desktop email application that employs encryption technology that enables users to easily send encrypted, digitally signed communications to any email address, even if the recipient does not subscribe to ZixMail. The service works with existing email addresses and systems, and is available in a standalone version or in versions that integrate fully with Microsoft Outlook® and Lotus Notes®. As with ZixVPM, ZixMail does not require the user to manually exchange or manage public encryption keys. The ZixData Center automatically validates a user’s unique digital signature and distributes public keys in real time for each message. Optional certified receipts irrefutably establish the exact time messages are sent and opened. ZixMail is a portable solution, as the digital signatures used to exchange ZixMail messages may be easily exported or imported to other computers at the user’s discretion.
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
      ZixPort and ZixPort Small Business — ZixPort is a browser-based, branded secure e-messaging portal solution. It is primarily an add on service element for a ZixVPM customer to provide a central access point to exchange private and secure email and a vehicle that can be used to repeatedly draw customers to the corporate portal. It is hosted, monitored, and managed in the ZixData Center. ZixPort is easily deployed and has little or no impact on a company’s existing information technology, Web, or security infrastructures.
      ZixPort is branded to mirror the look and feel of a customer’s Web site, and can be deployed as a standalone site or seamlessly integrated with a company’s own portal, providing employees, customers, and partners with a transparent user experience. The service can be integrated into an existing single sign-on security solution, take advantage of ZixCorp’s application program interfaces for increased efficiency, and can lower support costs and improve customer satisfaction by providing real-time information. The single sign-on capability enables users to sign on only once to a secure Web site, yet enjoy access to the site for multiple purposes, including the secure exchange of email.
      ZixPort Small Business includes the features and functionalities of ZixPort, but is geared more toward the needs of smaller companies with fewer than 1,000 employees.
      Message Inspector — Message Inspector is a multi-level email management tool that combines the most advanced spam and content filtering technologies with enhanced administration tools, resulting in a comprehensive, accurate, and easy-to-manage solution that fully addresses the content filtering needs of organizations. It helps manage, filter, and if necessary, block unauthorized inbound, outbound, and interoffice communications. Message Inspector features include: a comprehensive signature database that contains tens of thousands of signatures supporting multiple languages, which are reviewed and updated daily; automatic white lists that can be configured to automatically accept email from all recipients of outgoing messages sent by the user; and dual virus-scanning platforms that offer users the choice of utilizing either or both leading anti-virus programs.
      Web Inspector — Web Inspector is an easy-to-use, reliable, and flexible Internet monitoring and Web content filtering tool for companies seeking to boost employee productivity or reduce network congestion from non-work related Web access. The solution helps organizations enforce Internet acceptable-use policies and enables users to proactively monitor, manage and, if necessary, block access to inappropriate Web sites. Web Inspector can efficiently monitor and manage extremely large volumes of Web traffic — even in environments with multiple gateways. With more than 500 pre-defined and customizable reports, Web Inspector provides the most extensive and relevant reporting capabilities of any Web filtering solution. Users can begin Internet monitoring and Web filtering upon installation, with no up-front customization. Web use can be managed according to individual, group, category, or even time of day with flexible and easy-to-modify rules.
      On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 22 to the consolidated financial statements).

Care Delivery Solutions (eHealth)
      PocketScript — PocketScript is an e-prescribing technology that applies the benefits of e-messaging and other secure communications to the medical prescription process by enabling medical providers to write and transmit prescriptions electronically from the point of care directly to the pharmacy. In addition to enabling providers to write and transmit prescriptions electronically, PocketScript offers point-of-care access to real-time drug formularies and comprehensive drug data. The result is significant time savings from fewer illegible prescriptions; enhanced patient safety from checking drug-to-drug and drug-allergy interactions; significant cost savings to healthcare payors and pharmacy benefit managers from higher formulary compliance, generic drug prescribing, and mail-order use; and fewer office resources dedicated to managing prescriptions.
      PocketScript uses handheld wireless Personal Data Assistants (“PDA”) or a secure Web site to provide physicians with the ability to write and transmit prescriptions directly to any pharmacy. In addition, providers can view patient drug histories to ensure prescriptions are being filled and no therapies are being duplicated. The system also identifies generics and preferred drugs for multiple formularies enabling providers to choose the most appropriate option. The comprehensive prescription drug database, which PocketScript provides under license from a third party, provides information on virtually every drug available, including drug-to-drug interactions, drug-allergy interactions and a drug reference guide.
      Dr. Chart — Dr. Chart is a Web-based communication tool that connects healthcare providers and laboratories. Dr. Chart enables doctors to initiate lab orders, check medical necessity compliance and view results rapidly and accurately using a secure Internet connection. This innovative laboratory order entry and results reporting system benefits both healthcare providers and laboratories alike. ZixCorp’s experience building hundreds of interfaces for specific systems helps ensure that Dr. Chart will integrate seamlessly into a customer’s current lab system.

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
Strategic Focus
      ZixCorp’s strategic focus is the secure e-messaging and e-prescribing markets. The secure e-messaging market is served by the ZixVPM, ZixMail, and ZixPort services and the e-prescribing market is served by the PocketScript service. The Company believes that these markets represent the greatest potential return and that focusing on these core markets will provide the highest likelihood of achieving positive cash flows and subsequent profitability. Therefore, it is the Company’s intention to focus the majority of its investment and resources on these core products and the markets they serve.
      On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 22 to the consolidated financial statements).
Competition
      ZixCorp operates in two markets: e-messaging management and protection; and healthcare information and productivity. These markets include product vendors and service providers that often compete with ZixCorp’s products and services. The business acquisitions made in 2003 and in early 2004 have expanded the potential scope of the Company’s addressable market space and the number of competitors and potential competitors.
      Communications Protection Solutions Competition — As awareness of the need for privacy and security in electronic communications has increased, a growing number of competitors have entered the market. Although some of these companies have substantial information technology security and email protection products, the Company does not perceive them to be as attractive to the marketplace as ZixCorp’s services. The Company believes it offers a superior suite of bundled services that addresses the complete range of requirements needed for e-messaging protection with full-featured and flexible solutions that are both user friendly and simple to deploy. The Company may also have a significant price advantage in this field, as a result of both lower direct costs and the inherent benefits that an outsourcing model implies: single source, less overhead, less hassle, and access to dedicated expertise. Most other product-only solutions require extensive increases in overhead to implement and deploy.
      In addition, ZixCorp offers technology solutions that can be made operational quickly compared to the longer procurement and deployment cycles common with the solutions of many competitors. This capability is particularly important when it is necessary to communicate with external networks, as is the case with the healthcare market. The Company’s registered users become part of a global “white pages” that enables instant secure communications with other ZixCorp registered users using the Company’s centralized key management systems and overall unique approach to implementing secure e-messaging technology. The Company enables secure communications with non-registered users via the ZixMessage Center. This instant interoperability with other users is a capability not generally found in competitors’ solutions.
      The Company’s services focus on the secure delivery portion of the secure e-messaging market, a sub-segment of the e-messaging management and protection market. Companies operating in this portion of the market include content management companies such as Tumbleweed Communications Corp. and other secure delivery participants such as PGP Corporation, Certified Mail, Authentica, and Sigaba Corporation. Technically, while these companies offer “send-to-anyone” encrypted email, the Company believes they are unable to offer the benefits that come from using the Best Method of Delivery protocol. ZixCorp believes that technology alone cannot solve customers’ challenges and the Company offers several programs that add business value to its technology services. The Company’s audit and assessment service enables prospects and customers to establish a baseline understanding of the security issues within their e-messaging systems prior to deploying ZixCorp’s solutions and on an ongoing basis to ensure continued compliance with security best practices.
      Moreover, the Company does not believe that its competitors have made the investments required to match its infrastructure development and services. Only ZixCorp offers a complete secure delivery package: robust email encryption from the sender’s computer desktop; robust email encryption from the sender’s network server; policy management from the sender’s network server; and a full array of benefits and managed services provided by the ZixData Center. This complete secure delivery solution differentiates the Company’s services from all other secure e-document delivery and secure e-messaging market participants.
      In the anti-virus segment of the market, where ZixCorp bundles and resells a third-party product from Sophos, Inc., several product companies deliver solutions. McAfee, Inc., Symantec Corporation, Sophos, Inc. and Trend Micro, Inc. have a high market share position in anti-virus and wield considerable competitive strength over other vendors. The anti-spam segment of the market has considerably more competitors than other areas served by the Company. Several companies deliver anti-spam products, including CipherTrust, Inc., NetIQ Corp., Postini, Inc. and SurfControl Incorporated. Providers of content scanning solutions include ClearSwift Limited and Tumbleweed Communications Corp. There are a few service-based offerings that deliver anti-virus or anti-spam filtering, including MessageLabs and BrightMail Incorporated. While these competitors are substantial and hold significant market share, none of them offers the combined comprehensiveness of ZixCorp, nor do any of these competitors offer their solutions as fully managed services, or have solutions that are interoperable with on-site solutions for individuals and corporations as well as users who have no encryption capabilities. In the Web content filtering market, there are several product companies competing with Web Inspector including SurfControl, Websense, Inc., Secure Computing Corporation and NetIQ.
      Care Delivery Solutions Competition — In general, ZixCorp’s Care Delivery services compete in a less developed market than the Company’s other services. However, because of recent advances in healthcare technology, advances in handheld computing, and the civic and legislative mandates to reduce healthcare costs, this market is seeing increases in competitive activity. The Company made strides in successfully deploying e-prescribing technology and achieving significant utilization in 2004. Furthermore, this demonstrated success may be a competitive advantage for the Company as it pursues additional sponsorships in 2005.
      Even though the e-prescribing market is still emerging, ZixCorp has several competitors. These include AllScripts Healthcare Solutions, Ramp Corporation, Dr. First, Inc., InstantDX LLC, and iScribe. Many of the competitors in this market also focus on other technologies such as patient records automation and practice management solutions, or they act as application service providers in the healthcare market.
      Dr. Chart operates in a different and more mature market and therefore faces different competitors. These competitors include 4Medica, Inc., Atlas Development Corporation, CareEvolve, and Labtest Systems, Inc.
      Companies that do not currently compete with ZixCorp or only compete with selected products or in selected markets could become competitors in the future on a larger scale. Such companies, like GE Healthcare or McKesson Corporation, would likely offer a broad portfolio of health information technologies for all or some of the pharmaceutical, pharmacy, healthcare provider, and managed care markets. With considerable size and access to capital they could potentially become viable competitors.
Sales and Marketing
      ZixCorp primarily sells services via a direct sales force with some indirect and partner activity in specific markets or with specific products. The Company currently targets the healthcare, insurance, financial services, and government sectors. The healthcare market is the Company’s highest priority, given the legislative requirements of HIPAA, which mandates eliminating paper flow and providing privacy and security for protected health information, and increased emphasis on improving efficiency and reducing costs in the delivery of healthcare. Recent acquisitions such as PocketScript and Dr. Chart significantly increased ZixCorp’s product offering to this market.

      New business focused on the corporate market is expected to be primarily generated from ZixCorp’s own direct sales efforts and, to a lesser extent, the promotional efforts of distributors, resellers and strategic marketing partners. To support sales efforts, the Company has undertaken various marketing activities focused on the healthcare market using targeted direct mail, print, on-line, and email initiatives.
      The Company continues to develop services and features that increase its sales and marketing edge in the healthcare market. An example is the constantly improving lexicons developed by the ZixResearch Centertm which provides regular updates and enhancements based on its own extensive research, as well as input from customers, universities, industry experts, and consultants.
      ZixCorp is developing services and turning more sales and marketing attention to other market sectors. In February 2004 the Company added the Personal Financial Lexicon. This lexicon was developed to assist financial institutions with implementation of consumer privacy policies that are a part of the Gramm-Leach-Bliley Act of 1999 (GLBA) by automatically encrypting emails that contain content defined within GLBA as “personally identifiable financial information.”
      For e-prescribing, the Company has deemphasized selling to physicians directly in order to focus on other stakeholders that benefit from healthcare technology. In particular, several insurance providers (payors) have purchased ZixCorp’s services on behalf of the prescribing doctors in their plans, the most significant of which is Tufts Health Plan and Blue Cross Blue Shield of Massachusetts, which was the Company’s highest revenue-generating customer in 2004. So great are the potential savings for the insurance providers that they are, in effect, underwriting the deployment and initial subscription costs of the service. After a sponsorship agreement is signed, the Company works closely with payors to effectively deploy the service. Such a selling and marketing arrangement provides a win-win scenario for all involved and the Company believes this approach accelerates adoption and deployment. With the success the Company demonstrated in 2004, especially in the Massachusetts market, it will continue to target these insurance providers to fund additional programs in other areas of the United States. The Company’s ability to sign additional sponsors for the deployment of e-prescribing technology will be essential and necessary to be successful in this market.
      With Dr. Chart, the Company also sells directly to hospital labs or regional labs looking to expand their outreach into physicians located in their local markets. Historically, Dr. Chart has focused on hospital labs that have attempted to increase the utilization of their facilities to improve the profitability of these activities. In addition to direct sales, the Company supplements the sales effort with referral relationships.
Employees
      ZixCorp had 252 employees as of February 25, 2005. The majority of the Company’s employees are located in Dallas, Texas; Round Rock, Texas; Mason, Ohio; Burlington, Massachusetts; Boca Raton, Florida; and Ottawa, Ontario, Canada.
Research and Development; Patents and Trademarks
      ZixCorp’s continuing operations incurred research and development expenses of $9,331,000, $5,896,000, and $6,180,000 in 2004, 2003, and 2002, respectively.
      ZixCorp has filed several patent applications covering concepts the Company is employing or may employ in implementing its secure e-messaging business. During 2004 the Company was awarded two patents:

•	Secure Message Forwarding System — The system enables secure messages to be sent to recipients who do not have a pair of public and private keys and do not have a desktop client. It also provides interoperability between different types of encryption systems (patent 6,732,101).

•	Secure Transmission System — The system incorporates many innovations that make sending and receiving encrypted email easy. The key innovations include real time public key retrieval, “transaction certificates,” and sending encrypted messages using a non-SMTP protocol through a forwarding server (patent 6,760,752).

      The following are registered marks of ZixCorp and certain of its subsidiaries: “ZixCorp,” “ZixMail,” “ZixAuditor,” “ZixVPM,” “ZixPort,” “ZixWorks,” “Message Inspector,” “Web Inspector,” “PocketScript” and “Dr. Chart.”
      On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 22 to the consolidated financial statements).
Significant Customers
      In 2004, Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 16%, or $2,200,000, of total revenues. No other single customer accounted for 10% or more of the Company’s revenues in 2004. Revenues for the Web Inspector and Message Inspector product lines that were sold on March 11, 2005 were $4,073,000 and $1,250,000 in 2004 and 2003, respectively.
      Services revenues for 2002 included $936,000, or 56% of annual revenues, resulting from the pro rata recognition of the future minimum payments associated with the Company’s Marketing and Distribution Agreement with Entrust, Inc. (“Entrust”). In 2003 services revenues included $764,000 associated with the same agreement, which represented 13% of annual revenues. In July 2003, the Company agreed with Entrust to terminate the agreement as the structure no longer served either company’s respective business interests. No further revenue was recognized from this agreement. Separately in 2003, Cigna Corporation accounted for approximately 10%, or $607,000, of total revenues.
Sales Backlog
      The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue in the future. Backlog consists of the following at December 31, 2004:

Secure e-Messaging	$13,100,000
PocketScript	3,000,000
Elron	1,800,000
MyDocOnline	5,500,000

Total backlog	$23,400,000

      The Company’s $23,400,000 end-user order backlog can be further defined by the following elements: $3,960,000 from the original $4,000,000 customer deposit from Aventis for future services associated with the MyDocOnline acquisition (see Note 9 to the consolidated financial statements), $8,130,000 of deferred revenue that has been billed and paid, $3,097,000 billed but unpaid and approximately $8,237,000 of unbilled contracts.
      On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation. Approximately $1,304,000 of the $1,800,000 Elron sales backlog was assumed by CyberGuard as part of the sale (see Note 22 to the consolidated financial statements).
      Approximately 50% to 55% of the total backlog is expected to be recognized as revenue in 2005 excluding the Aventis customer deposit and backlog assumed by CyberGuard. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
Geographic Information
      ZixCorp’s operations are primarily based in the United States (“U.S.”), with approximately 13% of employees located in Canada. ZixCorp revenues and orders to date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2004, were held in the U.S.

Available Information
      ZixCorp’s business involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a description of certain management assumptions, risks and uncertainties relating to the Company’s operations.
      ZixCorp was incorporated in Texas in 1988. ZixCorp’s executive offices are located at 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.
      The Company files annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”), pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy and other information statements, and other information regarding issuers, including ZixCorp, that file electronically with the SEC. The address of the site is www.sec.gov.
      ZixCorp’s Internet address is www.zixcorp.com. Information contained on the Company’s Web site is not part of this report. The Company makes available free of charge through this site, under the heading “Investor Relations/ SEC Filings,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnish it to, the SEC.

Item 2.	Properties
      During 2004 ZixCorp leased the following seven properties that are considered material to the operations of the Company:

Location	Approx. Sq Ft	Lease Expiration

Dallas, TX	42,900	September 2014
Boca Raton, FL	1,800	January 2006
Mason, OH	5,600	August 2009
Burlington, MA	11,700	March 2005
Ottawa, Ontario, Canada	13,000	August 2005
Austin, TX	200	July 2006
Round Rock, TX	10,400	December 2007
      With the exception of the Dallas and Austin, offices all locations are used solely for selling, marketing and development activities. The Dallas office is the Company headquarters and the location of the ZixData Center. The Austin location maintains the equipment necessary for full disaster recovery and is not used to support ongoing company operations.

Item 3.	Legal Proceedings
      Beginning in early September 2004, several purported shareholder class action lawsuits and one purported shareholder derivative lawsuit were filed in the U.S. District Court for the Northern District of Texas against us and certain of our current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of ZixCorp’s common stock between October 30, 2003 and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 during this time period. The various plaintiff groups have filed motions seeking appointment of lead plaintiff and lead counsel in these class action lawsuits. No timeframe has yet been established by the court for appointing the lead plaintiff and lead counsel. The lead counsel, once determined by the court, will file a consolidated complaint.
      The purported shareholder derivative lawsuit relates to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuit names ZixCorp as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as ZixCorp’s outside directors. The suit seeks to require ZixCorp to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suit also alleges breaches of fiduciary duty, abuse of control, insider selling and misappropriation of information and seeks contribution and indemnification against the individual defendants. The shareholder derivative lawsuit has been stayed by agreement of the parties, pending resolution of the shareholder class action lawsuits.
      The Company maintains insurance that may limit our financial exposure for defense costs and liability for an unfavorable outcome in these matters, should we not prevail, for claims covered by the insurance coverage.
      The Company has indemnification obligations to the individual defendants above, the terms of which provide for no limitation to the maximum future payments under such indemnifications. The Company is unable to develop an estimate of the maximum potential amount of future payments under the indemnifications due to the inherent uncertainties involved in such litigation. The Company maintains insurance, subject to limitations set forth in the policies, which is intended to cover the costs of claims made against the defendants.
      The Company is also involved in legal proceedings that arise in the ordinary course of business.

Item 4.	Submission of Matters to Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      ZixCorp’s common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for 2004 and 2003. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

	2004		2003

Quarter Ended	High	Low	High	Low

March 31	$17.50	$8.04	$5.13	$3.90
June 30	$18.55	$6.33	$5.43	$3.72
September 30	$7.95	$3.81	$10.00	$3.09
December 31	$6.25	$3.84	$10.10	$6.36
      At February 25, 2005, there were 32,319,920 shares of common stock outstanding held by 492 stockholders of record. On that date, the last reported sales price of the common stock was $2.88.
      ZixCorp has not paid any cash dividends on its common stock since 1995 and does not anticipate doing so in the foreseeable future.
      On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (together with Omicron, the “Investors”), pursuant to which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes (“Notes”) and related five year warrants (the “Warrants”). The Notes and Warrants were issued in a private placement effected in reliance on the exemption from registration under the Securities Act of 1933 as amended (the “Act”), afforded by Rule 505 of Regulation D promulgated under the Act and Section 4(2) of the Act. The Investors are “accredited investors” as such term is defined in Regulation D. The Notes convert into Company common stock shares at an initial conversion price of $6.00 per share (subject to anti-dilution adjustment). At the initial conversion price, the Notes would convert into an aggregate of 3,333,333 shares of the Company’s common stock shares. The immediately exercisable Warrants initially cover an aggregate of 1,166,667 shares, including Warrants issued to the placement agent for the transaction at an exercise price of $6.00 per share. There is an effective registration statement on Form S-3 relating to the resale of the shares issuable upon conversion of the Notes or received by the Notes’ holders in respect of interest payable on the Notes and the resale of the shares issuable upon exercise of the Warrants. The Company receives no proceeds from the resale of these shares.
      On March 16, 2005, the Company agreed to restructure the $20,000,000 convertible promissory notes payable and related warrants with the Investors (see Note 22 to the consolidated financial statements).
      Certain information pertaining to ZixCorp securities authorized for issuance under equity compensation plans is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information” in the Company’s 2005 Proxy Statement.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data(1):
Revenues(2)	$14,127	$5,840	$1,672	$317	$394
Cost of revenues(3)	(15,878)	(8,211)	(8,999)	(14,996)	(10,821)
Research and development expenses(3)	(9,331)	(5,896)	(6,180)	(9,019)	(8,661)
Selling, general and administrative expenses(3)	(29,399)	(19,907)	(19,335)	(29,892)	(32,162)
Asset impairment charge(4)	(675)	—	—	—	—
Interest expense(5)	(801)	(13)	(2,141)	—	—
Loss from continuing operations	(42,040)	(27,667)	(34,299)	(56,794)	(49,322)
Basic and diluted loss per common share from continuing operations(6)	(1.33)	(1.23)	(2.07)	(3.32)	(3.03)
Shares used in computing basic and diluted loss per common share	31,533	23,525	18,129	17,083	16,266
Balance Sheet Data:
Working capital(9)	4,913	7,283	13,668	17,266	48,685
Total assets	52,242	26,419	21,000	32,436	78,677
Long-term obligations(7)	19,252	—	—	—	—
Convertible preferred stock(8)	—	—	5,653	—	—
Stockholders, equity	14,765	17,919	11,545	27,529	75,130

(1)	During 1998, the Company sold all of its then operating businesses and, accordingly, the gains on the sale of these businesses were presented as discontinued operations. The Company acquired substantially all of the operating assets and the businesses of PocketScript, Elron Software and MyDocOnline in July and September of 2003 and January 2004, respectively. The results of operations of PocketScript, Elron Software and MyDocOnline are included in the Company’s results of operations from their dates of acquisition. On March 11, 2005 the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 22 to the consolidated financial statements). Revenues for the Web Inspector and Message Inspector product lines were $4,073,000 and $1,250,000 in 2004 and 2003, respectively.

(2)	During 2000 and extending through the third quarter of 2003, the Company’s reporting classification was that of a Development Stage Company. Revenues were insignificant during years 2000, 2001 and 2002. The respective increases in revenue were mainly due to the nature of the Company’s subscription-based secure e-messaging business which is experiencing renewal rates of 95% combined with continued additions of new customers. Revenue growth was further bolstered by the acquisitions of MyDocOnline in January 2004 and PocketScript and Elron Software in July and September 2003. Increased revenues resulting from these acquisitions totaled $4.2 million and $1.3 million in 2004 and 2003, respectively. On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation. During 2004, these product lines contributed $4,073,000 to total revenues (see Note 22 to the consolidated financial statements).

(3)	In 2004, 2003, 2002, 2001 and 2000, expenses associated with continuing operations include non-cash stock-based compensation of $4.1 million, $1.0 million, $2.5 million, $8.4 million and $11.8 million, respectively. In 2001, cost of revenues includes a $3 million write-off of digital identification certificates. Selling, general and administrative expenses include advertising costs of $0.7 million, $1.4 million, $2.9 million, $4.5 million and $10.3 million for 2004, 2003, 2002, 2001 and 2000, respectively.

(4)	During the third quarter of 2004, the Company determined that it would focus on the Company’s two core markets and reduce costs relating to the Company’s products and services in non-core markets. Accordingly, management determined that it would suspend research and development investment for the Connect service, which was a product acquired in the MyDocOnline acquisition, cease sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrate existing Connect customers to other vendors. As a result, an impairment of the developed technology asset was recognized for $675,000 (see Notes 3 and 7 to the consolidated financial statements).

(5)	In 2004, interest expense includes charges of $0.5 million, which relates to the purchase agreements with Omicron Master Trust and Amulet Limited (together with Omicron, the “Investors”), pursuant to which the Company issued and sold to the Investors $20 million aggregate principal amount of secured, convertible notes and related warrants. Also included in 2004, are charges of $0.3 million relating to the $3 million secured promissory note with Aventis in association with the MyDocOnline acquisition. In 2002, interest expense includes a non-recurring, non-cash charge of $1.7 million representing the beneficial conversion feature resulting from the issuance of notes payable convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date the notes were issued (see Note 10 to the consolidated financial statements).

(6)	In calculating the basic and diluted loss per common share for 2003 and 2002, the Company’s loss from continuing operations and net loss have been increased by $1.4 million and $3.2 million, respectively, representing the preferred stock dividends associated with the Series A and Series B convertible preferred stocks.

(7)	Long-term obligations consist of convertible promissory notes payable totaling $17.2 million, promissory notes payable totaling $1.8 million and capital leases totaling $0.2 million. All notes payable are shown net of unamortized discounts. On March 16, 2005, the Company agreed with Investors to restructure the $20 million convertible promissory notes payable and related warrants (see Note 22 to the consolidated financial statements).

(8)	With regards to the outstanding shares in 2002, all of these shares and related accrued dividends were converted throughout 2003 into shares of the Company’s common stock.

(9)	Working capital excludes restricted cash of $10.4 million and includes customer deposits and deferred revenue totaling $7.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The Company operates in a single reporting segment, providing solutions that protect, manage, and deliver sensitive electronic information. These solutions are grouped into two categories: Communications Protection and Care Delivery Solutions. By offering two different but interrelated product lines, the Company protects organizations from viruses and spam, provides the management tools needed for Web access control and policy-driven email encryption, and provides care delivery solutions for e-prescribing and e-lab results that enable physicians and patients to leverage technology for better patient care.
      Since January 1999, the Company has developed and marketed products and services that bring privacy, security, and convenience to Internet users. In the first quarter of 2001, the Company first introduced ZixMail, a desktop solution for encrypting and securely delivering email, and began focusing its sales and marketing efforts toward the business market. In 2002 and 2003, the Company significantly expanded its portfolio of commercial services and rebuilt its sales and marketing work force under new executive leadership. The expanded communications protection portfolio of commercial products and services included: ZixVPM (Virtual Private Messenger), an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications; ZixAuditor, an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies; and ZixPort, a secure Web-messaging portal. Further, the Company has targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act (HIPAA), a 1996 law that requires protected health information to be safeguarded over open networks, are driving demand. The privacy regulations for this law took effect in April 2003 and the security regulations is scheduled to go into effect in April 2005.
      In July 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, LLC (“PocketScript”), a privately-held development-stage enterprise that provides electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-prescribing marketplace, which is expected to grow significantly as more physicians leverage technology in delivering care. This expansion is paired with the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the safety of written prescriptions declines. In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offers a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, online doctor visits, and laboratory information solutions. On November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition. PocketScript, Elron Software, and MyDocOnline had incurred substantial operating losses in years preceding their acquisitions by ZixCorp. On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 22 to the consolidated financial statements).
      The foundation of the Company’s business model is centered on the financial leverage expected to be generated by its various subscription and transaction-based revenues that are believed to be predominantly recurring in nature and an efficient cost structure for its secure data center operations, the core of which is expected to remain relatively stable. Subscription fees are generally expected to be collected at the beginning of the subscription period generally on an annual basis and are recognized as revenue on a prorated basis over the length of the subscription period.
      Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early-stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2004, the Company and its recent acquisitions have incurred significant operating losses and the use of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2005.
      In 2005, the Company will place a strong emphasis on actions to become cash flow breakeven. This emphasis might entail cost reductions in the near term. Cost reductions could come in the form of workforce reductions, decreased investments in certain areas of the business, business divestitures (sales or shut down), or geographic consolidation. The Company’s plan is to eliminate cost in the areas of the business that are expected to continue to result in cash drain and emphasize the areas of the business that can become cash flow positive in the near to medium term. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company.
Critical Accounting Policies
      Property and Equipment, Long-Lived and Other Intangible Assets, Depreciation and Amortization — Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer equipment and software — three years; leasehold improvements — the shorter of five years or the lease term; and office equipment, furniture and fixtures — five years. Intangible assets, which were acquired in the third quarter of 2003 in connection with the acquisitions of PocketScript and Elron Software, and in the first quarter 2004 for MyDocOnline are amortized using the straight-line method over their estimated useful lives of three or four years.
      The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment and intangible assets is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value.
      Leases — A lease that meets the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. The Company has only one lease that is classified as a capital lease. Lease renewal options which the Company is “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. ZixCorp had five leases with renewal terms at December 31, 2004. The Company will likely only choose to exercise one of the five renewal options. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.
      Goodwill — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill, which resulted from the acquisition of Elron Software and MyDocOnline, is not being amortized. Goodwill is tested for impairment in the fourth quarter annually and between annual tests in certain circumstances. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. For purposes of the annual goodwill impairment evaluation, the Company has identified two separate reporting units: Communications Protection and Care Delivery. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired. No impairment of goodwill has been recognized for any of the periods presented.
      Revenue Recognition — The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by SOP 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, Emerging Issues Task Force (“EITF”) Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements.

      The Company develops, markets, licenses, and supports computer software products and services. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Communications Protection subscription-based services, perpetual software license sales, the PocketScript e-prescribing application, various transaction fees, and professional services. A majority of the revenue generated by the Company is through direct sales; however, the Company employs a network of distributors and resellers. Under all service categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed and determinable; and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue will be recognized until the customer accepts the product.
      Subscription-based services include the Communications Protection services of ZixMail, ZixVPM, ZixPort, ZixAuditor, anti-spam signature subscriptions, and anti-virus subscriptions, as well as certain products acquired from MyDocOnline. These services include delivering licensed software and providing customer support and secure electronic communications throughout the subscription period. The customer is often provided an appliance during the subscription period with pre-installed software or contractually subscribes to a ZixData Center resident service. In a subscription service, the customer typically does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the subscription. Subscriptions are generally annual non-refundable contracts. The subscription period begins on the date specified by the parties when the service is fully functional for the customer, which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.
      In 2004, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions and certain products acquired from MyDocOnline to customers under perpetual licensing arrangements. These perpetual software licenses are normally sold as part of multiple-element arrangements that include annual maintenance and/or subscription, and may include implementation or training services. Acceptance for these products is generally when delivered if they are self installable by the customer and upon installation if installation is required to be done by ZixCorp professional services. These products are primarily self installed. Where VSOE has not been established for undelivered elements, revenue for all elements is deferred until those elements are delivered or their fair values determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the fair value related to the undelivered elements and recognize as revenue the remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon maintenance that was sold separately. Maintenance revenue is recognized over the term of the maintenance agreement, generally one year.
      The Company recognizes revenue on the PocketScript e-prescribing service as a multiple element arrangement with separate units of accounting. VSOE is determined for the undelivered elements, and the residual value is assigned to the hardware device and is recognized upon installation of the device at an end-user location. Installation is determined by physical delivery of a functioning product. The fair values of the undelivered elements relate to ongoing services and are recognized ratably over the period of the service. The Company establishes VSOE for the service elements based upon contract renewal rates or fair market values if the element is commonly sold by others.

      Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs. For contracts with customers to provide certain professional services as stand alone offerings, the Company recognizes revenue as the services are rendered and utilizes the percentage of completion method when appropriate.
      The Company’s products include various warranty provisions. The Company accrues warranty costs at the time it recognizes revenues. Warranty expense was not material to any period presented.
      Software Development Costs — Costs incurred in the development and testing of software used in the Company’s secure e-messaging and e-prescribing services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Certain costs incurred during development of these software applications, including costs of materials, services and payroll and payroll-related costs for employees directly associated with the development project, qualify for capitalization. Due to the uncertainty of the amount and timing of future net revenues to be generated from these services, all development costs incurred through December 31, 2004 related to such products have been expensed and are included in research and development expenses.
      Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. No research and development costs have been capitalized because the Company believes that technological feasibility is established concurrent with general release to customers.
      Stock-based Employee Compensation — The Company has various stock-based compensation plans covering employees and directors as more fully described in Note 12 to the consolidated financial statements. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company used the intrinsic value method to account for stock-based compensation plans under the provisions of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.
Critical Accounting Estimates and Judgments
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. Management reviews its estimates on an ongoing basis, including those related to the carrying value of long-lived assets and goodwill, expected useful life of property and equipment and the valuation allowance for its U.S. deferred tax assets. Revisions to such estimates are based upon currently available facts and circumstances. Critical accounting estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. The Company’s most critical accounting estimates are described below.
      Property and Equipment, Depreciation — ZixCorp’s net property and equipment at December 31, 2004 was $5,024,000 with related depreciation of $3,025,000 recognized during the year. As described in the “Critical Accounting Policies” section of the management discussion and analysis, the various classifications of assets have different depreciation periods based on the asset’s estimated useful life. Historically these estimates have been shown to closely correlate to the asset’s actual useful life; however, any reasonable change in the estimated useful life on any of the Company’s assets would likely not have a significant impact on the Company’s financial position or operations.
      Long-Lived, Other Intangible Assets and Goodwill — The Company’s long-lived assets subject to amortization, comprised of identified intangibles and property and equipment aggregating $8,856,000 or 17% of total assets at December 31, 2004, are reviewed for impairment when certain triggering events occur where there is reason to believe that the value has been diminished or impaired. The amount of a potential impairment is determined by comparing the carrying amount of an asset to the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. The discount rate currently used in these cases is 17.8%. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows. The Company recorded an impairment charge of $675,000 related to the Connect service acquired in the MyDocOnline acquisition (see Note 7 to the consolidated financial statements).
      During 2003 and 2004, the Company completed three acquisitions using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by management, generally based upon information supplied by the management of the acquired entities and in two instances valuations prepared by independent appraisal experts. The fair values have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate.
      Goodwill, totaling $9,119,000 or 17% of total assets at December 31, 2004, represents the cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software and the January 2004 acquisition of MyDocOnline. The Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit, market values of comparable businesses where available or the Company’s market capitalization based on outstanding stock values. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. The impairment test in 2004 used a discount rate of 17.8%, estimated to be the company’s weighted average cost of capital. The resulting net present values of future cash flow by reporting unit were significantly greater than the carrying value of the reporting units. Additionally, and to test sensitivity to the discount rate assumption, the company utilized a rate of 25% and achieved net present values of future estimated cash flows sufficiently greater than the carrying amount of the reporting unit’s assets. The company also compared an allocated market capitalization of the company to the carrying amount of the reporting unit’s assets as a final test which also resulting in significant market value in excess of carry value for each reporting unit.
      Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.
      Deferred Tax Assets — As required by SFAS No. 109, Accounting for Income Taxes, the Company recognizes deferred tax assets on its consolidated balance sheet if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At December 31, 2004, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of approximately $85,528,000, reflecting the Company’s historical losses and the uncertainty of future taxable income.
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

Results of Operations

Revenues
      The Company’s revenues have grown substantially from 2002 through 2004 from success in the secure e-messaging market, primarily driven by HIPAA requirements in the healthcare industry, and from the 2003 acquisitions of new technologies, primarily anti-spam, Web filtering and e-prescribing. The Company’s future revenue growth is primarily influenced by continued success in the secure messaging market, both in the healthcare industry and expending into new industries as well as a broader market adoption of the e-prescribing technology.
      The following table sets forth a year-over-year comparison of the key components of the Company’s revenues:

				Variance		Variance
	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$	%	$	%

Services	$11,282,000	$5,134,000	$1,672,000	$6,148,000	120%	$3,462,000	207%
Hardware	1,519,000	—	—	1,519,000	NA	—	—
Software	1,326,000	706,000	—	620,000	88%	706,000	NA

Total revenues	$14,127,000	$5,840,000	$1,672,000	$8,287,000	142%	$4,168,000	249%

      Secure e-messaging services are primarily subscription-based services; the Elron software products were primarily sold as perpetual licenses with annual maintenance and/or subscription contracts; the PocketScript e-prescribing service is sold as a subscription service with initial deployment and hardware fees; and the MyDocOnline services and products fall into either a subscription-based arrangement or a perpetual license sale. All or part of these products might incorporate a transaction-fee element where a per-event occurrence can generate service revenue. Additionally, the Company offers certain professional services as standalone offerings or in conjunction with its products. The Company recognizes these as revenue as the services are rendered or over the life of a related service contract and utilizes the percentage of completion method when appropriate. The subscription period begins on customer acceptance of the ordered services, which subsequently commences the appropriate revenue recognition application. Sales returns and allowances occur infrequently and are immaterial in dollar value. Further, revenues result primarily from direct sales efforts, although the Company employed a network of distributors and resellers for the recently sold Elron software products and increasingly for the secure e-messaging services.
      The Company first began charging for its secure e-messaging services in the first quarter of 2001. In 2002, the Company was still in the development stage. Revenues for 2002 were primarily comprised of the amortization of subscription fees generated from U.S. businesses and $936,000, or 56% of annual revenues, resulting from the pro rata recognition of the future minimum payments associated with the Company’s Marketing and Distribution Agreement (the “Marketing Agreement”) with Entrust, Inc. (“Entrust”). Additionally, in March 2002, the Company cancelled its agreement with 911 Computer Co., Ltd. (“911”), its exclusive distributor in South Korea, for failure to pay scheduled installment payments when due. As a result, the $100,000 minimum payment previously received from 911 was included in 2002 revenues.
      The $4,168,000 increase in revenues in 2003 over 2002 was due primarily to an increase of approximately $2,846,000 in amortization of secure e-messaging subscription fees generated from new U.S. corporate customers primarily in the healthcare sector, $288,000 associated with the cancellation of the Company’s Japanese distributor agreement (described below), and $706,000 in email content and Web filtering software sales as well as $544,000 in related maintenance following the acquisition of Elron Software on September 2, 2003.
      The total revenues in 2004 of $14,127,000 are comprised of $11,144,000 relating to Communications Protection and $2,983,000 relating to Care Delivery Solutions. The $8,287,000 increase in revenues in 2004 compared to 2003 reflects an increase of approximately $3,598,000 of secure e-messaging subscription fees generated; $620,000 in sales of Elron Software email content and Web filtering software sales, as well as,

$2,203,000 in related maintenance revenues; $1,519,000 in hardware sales primarily for deployed e-prescribing handheld devices and $948,000 of related subscription services arising from sales of PocketScript e-prescribing services; and $451,000 arising from sales of MyDocOnline Internet-based healthcare services, partially offset by a drop of $1,052,000 in certain services revenue in 2003, of which $764,000 related to the Entrust Marketing Agreement described below and $288,000 related to the AOS Distributorship Agreement described below. The increase in secure e-messaging revenue is from an increase in new corporate customers primarily in the healthcare sector and high service renewals of existing customers. The increase in Elron acquired products was primarily the result of the acquisition in late 2003 providing a full year of revenue in 2004 verses a partial year in 2003. The increase in PocketScript was from deployments of devices and the provisioning of services to physicians in 2004 under two insurance payor sponsorship agreements.
      Quarterly services revenues from January 2002 through June 30, 2003 included $234,000 per quarter resulting from the pro rata recognition of certain minimum payments associated with the Marketing Agreement with Entrust. These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four-year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate the marketing agreement, since the marketing agreement as structured no longer served their respective business interests. In connection with the termination of the marketing agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled. As a result of the termination of this contract, revenues for the third quarter of 2003 included $296,000, which represents the final revenues to be recognized under this contract.
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
      In 2003, the Company organized HealthyEmail, Inc., a nonprofit organization established for the purpose of promoting the responsible use of email in the healthcare sector. HealthyEmail, Inc. and the Company have committed to provide ZixMail licenses at no cost to physicians and two members of their office staff for a two year period to enable the healthcare industry to meet HIPAA privacy requirements. Beyond the initial startup costs in 2003, the ongoing support costs are expected to have minimal impact on overall sales margins.
      The Company’s end-user order backlog as of December 31, 2004, is approximately $23,400,000 and is comprised of the following elements: $3,960,000 from the original $4,000,000 customer deposit from Aventis for future services (described below), $8,130,000 of deferred revenue that has been billed and paid, $3,097,000 billed but unpaid and approximately $8,237,000 of unbilled contracts. The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue.
      On March 11, 2005 the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation. These product lines contributed revenues of $4,073,000 and $1,250,000 in 2004 and 2003, respectively. Also, deferred revenue was assumed by CyberGuard as part of the purchase agreement and will reduce the $23,400,000 backlog noted above by approximately $1,304,000 (see Note 22 to the consolidated financial statements).
      Approximately 50% to 55% of the backlog is expected to be recognized as revenue in 2005 excluding the Aventis customer deposit and backlog assumed by CyberGuard. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service.

      A Master Services Agreement was entered into with Aventis, Inc. (“Aventis”) for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 3 to the consolidated financial statements) for the performance, by ZixCorp, of various future services. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005; January 30, 2006, and January 30, 2007, respectively. The January 30, 2005 deadline was subsequently extended to April 11, 2005. Aventis will forfeit any unused amounts annually if services are not requested by Aventis in accordance with the terms of the Master Services Agreement. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
      Since the Company’s services to be provided to Aventis have not yet been fully defined, the $4,000,000 payment has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law, in the event ZixCorp files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of December 31, 2004, the Company has provided $40,000 of services to Aventis under this Master Services Agreement.
      Management follows several general metrics to gauge business performance and the results of these metrics can have an effect on management’s estimate of future revenue. These metrics include: order input, backlog, renewal rate (customer retention) of secure e-messaging service contracts observations of the mix of single-year verses multi-year service contracts for secure e-messaging and deployments to physicians of the e-prescribing products.
      Company-wide order input for 2004 was $23,500,000 which excludes a $4,000,000 customer deposit from Aventis. This was a 50% increase over 2003. The backlog at December 31, 2004 was $23,400,000 compared to a backlog of $13,000,000 at December 31, 2003. The renewal rate for secure e-messaging customers was in excess of 95% throughout the course of 2004; comparable 2003 data for this figure is not readily available. In 2004 the Company has experienced an increase in the number of customers who elect to sign up for services for the standard offering of three years verses a one year term. The Company expects this preference for a longer contract term to continue in 2005 and the Company has priced its services in a manner which encourages longer term contractual commitments from customers.
      The primary demand for deployment of e-prescribing devices in 2004 was insurance payors purchasing the devices and related services from the Company for physicians in a sponsorship arrangement, whereby the payor sponsors certain physicians to receive the device and services from ZixCorp. During 2004 the Company deployed PocketScript service to approximately 2,500 physicians under two such initiatives. The larger of the two was the eRx Collaborative initiative (a collaborative effort between Tufts Health Plan and Blue Cross Blue Shield Massachusetts, and Neighborhood Health Plan) and the other was the WellPoint initiative. The Company believes that the sponsorship model is currently the prevalent market demand model. While the Company has additional deployments to conduct under existing sponsorship agreements, growth in this area will require additional payor sponsors or a change in the market demand model.

Cost of Revenues
      In 2004, the Company’s costs of revenue increased 93% as the Company’s revenues increased 142%. Cost of revenues rose substantially in 2004 while remaining relatively flat from 2002 to 2003. The increase in 2004 was almost entirely in the Care Delivery services and caused by the acquisition of MyDocOnline and investments made to enter the e-prescribing market. The costs of revenues for the different Communications Protection services were either flat or increased only slightly year on year. At December 31, 2004, a substantial amount of the Company’s cost of revenues is not directly variable to revenues. These costs represent the base cost required to provide the various service offerings such as the data center and the customer support function. The Company believes it has the capacity to grow revenues further, assuming market demand, while maintaining a growth in costs of revenue less than the revenue growth rate.
      The following table sets forth a year-over-year comparison of the Company’s cost of revenues:

				Variance		Variance
	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$ %		$ %

Total cost of revenues	$15,878,000	$8,211,000	$8,999,000	$7,667,000	93%	$(788,000)	(9%)
      The $788,000 net decrease in cost of revenues between 2003 and 2002 consists of a $3,367,000 decrease in non-cash expenses offset by an increase of $2,579,000 in cash expenses. The decrease in non-cash expenses was primarily due to a reduction in depreciation and amortization for property and equipment of $3,696,000 resulting from certain data center equipment becoming fully depreciated, which was partially offset by $289,000 for amortization of intangible assets associated with the 2003 acquisitions of PocketScript and Elron Software. The 2003 increase in cash expenses is due primarily to personnel additions totaling $1,676,000 which were necessary to expand the Company’s deployment and client services capabilities to support the order growth of the Company’s secure e-messaging services. Additionally, with the Company’s increased volume of business coupled with the 2003 acquisitions of PocketScript and Elron Software, 2003 cash expenses increased over 2002 cash expenses by approximately $270,000 in each of the areas of travel, data center maintenance and support, and outside consultants, including professional fees associated with the Company obtaining the AICPA SysTrusttm certification.
      The $7,667,000 increase in cost of revenues between 2004 and 2003 is primarily due to incremental operating costs resulting from the acquisitions of PocketScript, Inc., on July 22, 2003, Elron Software, Inc., on September 2, 2003 and MyDocOnline on January 30, 2004, and increased headcount in 2004 to expand the Company’s deployment and client services capabilities to support the forecasted order growth of the Company’s Care Delivery services, primarily the deployment of e-prescribing handheld devices. Personnel costs accounted for approximately $2,772,000 of the increase. Non-personnel costs accounted for the remainder of the increase and consisted of significant cost elements including $931,000 for direct costs associated with the deployment of e-prescribing handheld devices, $873,000 for the amortization of intangible assets, $782,000 for third-party health information content license fees and royalties, $578,000 for occupancy costs, $413,000 for off-site data center support costs associated with the MyDocOnline acquisition that were eliminated in the second quarter of 2004 with the migration of those support services into the Company’s data center, $355,000 for travel-related expenses and $276,000 for outside consulting services primarily associated with the three acquired businesses.
      A significant portion of the Company’s cost of revenues has not been and is not expected to be directly variable to the revenue generated, such as the cost of operating and maintaining the ZixData Center which is currently not fully utilized. Accordingly, costs associated with the data center are expected to grow at a much slower pace than revenue. Cost of revenues also includes the activities of field deployment, professional services and customer service and support. The Company has two product groupings, Communications Protection and Care Delivery. The two categories have both distinct and shared costs of revenues. Most notable of the shared costs is the ZixData Center. Management estimates and makes assumptions regarding these shared costs to calculate an estimated cost of revenues per reporting unit. The total cost of revenues of $15,878,000 is estimated to be comprised of $7,695,000 relating to Communications Protection and $8,183,000 relating to Care Delivery, including allocations of shared costs. The results show that Communications Protection has revenue in excess of the estimated costs of revenue and that additional revenue in this product line requires only modest increases in the costs of revenues.
      For the Communication Protection services, in the near term, the Company expects to continue growing the cost of revenues at rates less than the associated revenue growth rates for the same services and thus continue to improve the gross margin. For the Care Delivery services in 2004, the Company experienced growth in cost of revenues in excess of the associated revenue. As the deployment infrastructure for this service has now been built out to meet current and expected near-term demands, in the near term, the

Company expects the costs of goods sold to increase less than the associated revenue for the same services. Future trends in the costs and revenues for Care Delivery are unknown and will depend on future demand. Additionally, other than the non-cash amortization of the fair value of developed technology acquired with the purchase of Elron Software, cost of revenues related directly to software sales has not been significant.

Research and Development Expenses
      Research and development expenses increased 58% in 2004 versus a relatively consistent investment level between 2002 and 2003. The 2004 increase was the result of newly acquired products via business acquisition and increased focus on the e-prescribing market.
      The following table sets forth a year-over-year comparison of the Company’s research and development expenses:

				Variance		Variance
	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$ %		$ %

Total research and development	$9,331,000	$5,896,000	$6,180,000	$3,435,000	58%	$(284,000)	(5%)
      The $284,000 net decrease in research and development expenses from 2002 to 2003 was primarily due to a $1,469,000 reduction in non-cash expenses consisting primarily of a $737,000 decrease in depreciation and amortization of property and equipment resulting from certain computer equipment becoming fully depreciated and a $762,000 charge in 2002 for the cost to license certain patents held by Tumbleweed Communications Corp. These decreases in non-cash expenses were partially offset by increased cash expenses of $1,185,000, most of which consisted of personnel costs resulting from the acquisitions of PocketScript and Elron Software in the third quarter of 2003.
      The $3,435,000 increase in research and development expenses between 2003 and 2004 is primarily due to incremental operating costs resulting from the acquisitions of PocketScript, Inc., on July 22, 2003, Elron Software, Inc., on September 2, 2003 and MyDocOnline on January 30, 2004. Personnel costs accounted for approximately $1,904,000 of the increase. Non-personnel costs accounted for the remainder of the increase and consisted primarily of $981,000 for outside consultants involved primarily in software development services, $306,000 for in-process research and development expense associated with the MyDocOnline acquisition, $170,000 for common stock issued in lieu of cash compensation for employee bonuses and severance costs and $102,000 for travel-related expenses. These increases were partially offset by a $162,000 decrease in depreciation and amortization of property and equipment resulting from certain equipment becoming fully depreciated.

Selling, General and Administrative Expenses
      The following table sets forth a year-over-year comparison of the Company’s selling, general and administrative expenses:

				Variance		Variance
	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$ %		$	%

Total selling, general and administrative expenses	$29,399,000	$19,907,000	$19,335,000	$9,492,000	48%	$572,000	3%
      The $572,000 net increase in selling, general and administrative expenses from 2002 to 2003 was due to increased cash expenses of $3,633,000 and a decrease in non-cash expense of $3,061,000. The increase in cash expenses was mainly caused by the acquisitions of Elron and PocketScript in 2003 and related personnel and facilities costs. In addition, legal fees decreased $873,000 as the Company concluded its legal action against Visa U.S.A., Inc. and Visa International Service Association in 2002. The decrease in non-cash expenses was primarily due to a $1,453,000 decrease in stock-based compensation related to stock option grants for employees and third party service providers and $1,935,000 recorded in 2002 for non-recurring costs related to the Yahoo! Inc. advertising arrangement.

      The $9,492,000 net increase in selling, general and administrative expenses between 2003 and 2004 is primarily due to incremental operating costs resulting from the acquisitions of PocketScript, Inc., on July 22, 2003, Elron Software, Inc., on September 2, 2003, and MyDocOnline, on January 30, 2004. The acquisition related personnel, facilities and intangible amortization expenses increased selling, general and administrative expense by approximately $9,365,000. In addition, audit and legal fees increased by $780,000 due to increased regulatory requirements but this was offset by a $674,000 decrease in advertising and promotion.
      As a result of the Company’s continued focus on cost control, selling general and administration was reduced in the second half of 2004 verses the first half of 2004. While the Company experienced increased costs in some areas, namely costs associated with new Sarbanes Oxley compliance requirements, reductions were made that offset and exceeded the increased corporate governance costs.

Asset Impairment Charge
      During the third quarter of 2004, the Company determined that it would focus on the Company’s two core markets and reduce costs relating to the Company’s services in non-core markets. Company management determined that the Company should reduce costs relating to the Connect service which was a product acquired in the MyDocOnline acquisition. The Connect service is a subscription-based Web service that enables patients and physicians to securely communicate online for a variety of purposes, including online doctor visits, administrative questions, appointment requests, billing questions, prescription requests, and referral requests. The Company determined that continuing to operate the MyDocOnline Connect service was not consistent with the Company’s business and financial goals. Accordingly, Company management determined that it would suspend research and development investment for the Connect service, cease sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrate existing Connect customers to other vendors.
      In reviewing the long-lived asset value for the Connect service, the Company applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s decision, as outlined above, significantly and adversely changed the extent and use of the Connect service, for which the Company has recorded an identifiable intangible asset. The resulting test for recoverability resulted in an impairment to the developed technology of approximately $675,000, reflected in the Company’s 2004 financial results. The Company does not anticipate that the discontinuance of the Connect service will have any substantial adverse affect on the Dr. Chart service offered by MyDocOnline or other assets acquired in the MyDocOnline acquisition.

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
      Interest expense in 2004 totaled $801,000 and consisted of approximately $500,000 relating to the purchase agreements with Omicron Master Trust and Amulet Limited (together with Omicron, the “Investors”), pursuant to which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and related warrants. These interest charges include the interest on the note and the amortization of the discount on the note and related financing costs. The effective interest rate is 14.6%. Also included in 2004, are charges of approximately $300,000 relating to the $3,000,000 secured promissory note associated with the MyDocOnline acquisition in January (see Note 10 to the consolidated financial statements).

Investment and Other Income
      Investment income decreased from $319,000 in 2002 to $138,000 in 2003 primarily due to the decrease in invested cash and marketable securities and lower interest rates. Investment income increased to $332,000 in 2004 due to the increase in cash and marketable securities.

Recovery of Previously Impaired Investment
      In 2001, the Company recorded an impairment write-off of $5,000,000 for its related party investment in Maptuit. In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit resulting in a gain of $96,000 in 2001. In June 2003, the Company exchanged the $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash resulting in a gain of $530,000 in 2003; and in February 2004, the Company exchanged the remaining one million shares of stock for $70,000 in cash resulting in a gain of this amount.

Income Taxes
      The income tax benefit on the loss from continuing operations in 2002, 2003 and 2004 is different from the U.S. statutory rate of 34%, primarily due to unbenefited U.S. losses. The Company’s income tax expense for 2004 and 2003 of $485,000 and $148,000, respectively, represents non-U.S. taxes payable resulting from the operations of the Company’s Canadian subsidiary established in late 2002. Contained in the 2004 expense is a $246,000 provision for the potential non-deductibility of certain noncash compensation expenses paid in the Company’s common stock in-lieu of cash payments. The $269,000 current tax benefit recorded in 2002 resulted from legislative changes extending the net operating loss carry-back period from two years to five years. The Company has fully reserved its U.S. net deferred tax assets in 2002, 2003 and 2004 due to the uncertainty of future taxable income.
      Currently the Company’s net operating loss carryforwards do not have limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code. However, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carryforwards against any future taxable income.

Loss from Continuing Operations
      As a result of the foregoing, the Company experienced losses from continuing operations of $34,299,000 in 2002, $27,667,000 in 2003 and $42,040,000 in 2004.

Discontinued Operations
      Prior to 1999, the Company provided systems and solutions for the intelligent transportation, electronic security, and other markets. The Company’s operations included the design, manufacturing, installation, and support of hardware and software products utilizing the Company’s wireless data and security technologies. The businesses comprising these products, the Transportation Systems Group, Cotag International and Cardkey Systems, were sold during 1998 in three separate transactions. These businesses were presented as discontinued operations.
      The gain on sale of discontinued operations of $89,000 and $862,000 in 2003 and 2002, respectively, primarily represents the reduction of estimated future costs for various indemnification issues associated with the disposal of these businesses. There were no income taxes recorded on these gains.
      Accrued expenses related to discontinued operations of $150,000 and $275,000 at December 31, 2003 and 2002, respectively, consist of estimated future costs for various indemnification issues associated with the disposal of these businesses.

      There were no gains on sale or accrued costs relating to discontinued operations for the year ended December 31, 2004.
Liquidity and Capital Resources
      Due to the Company’s history of operating spending in excess of customer receipts, liquidity is of special importance. Essential to liquidity is the ability of the Company to become cash flow positive, ideally from operations, but augmented as required by financing activities.
      Net cash used by operations was $22,767,000 in 2004 compared to $18,781,000 in 2003. The increase in cash flows used for operating activities totaling $3,986,000 was primarily due to a 52% increase in the Company’s net loss from continuing operations, totaling $14,373,000, an increase in non-acquired accounts receivable and prepaid expenses totaling $2,133,000, partially offset by an increase in non-acquired deferred revenue totaling $216,000, the $3,968,000 customer deposit from Aventis under the Master Services Agreement, a $2,103,000 increase in trade payables and accrued expenses, a $5,773,000 increase in the 2004 non-cash operating expenses primarily in the areas of depreciation, various types of amortization and stock-based compensation, and $460,000 related to the recovery of investment in Maptuit Corporation. Net cash used by operating activities in 2004 was funded primarily by existing cash resources and investing and financing activities described below.
      Net cash flows used by investing activities were $22,726,000 in 2004 compared to $779,000 for the corresponding period in 2003. The decrease in investing cash flows were primarily attributable to $1,141,000 of, period over period, increased purchases of property and equipment as the Company continued to upgrade certain computer hardware in its data center and acquire computer equipment to satisfy customer orders for the Company’s products and services, a net reduction of $460,000 in payments received from Maptuit Corporation, period over period, relating to the Company’s previously impaired investment in Maptuit Corporation, a net reduction of $950,000 in cash acquired from the acquisitions of PocketScript and Elron Software in 2003, $282,000 in cash used for the MyDocOnline acquisition in 2004, $10,103,000 for restricted cash primarily related to the $20,000,000 convertible promissory note, and a $9,014,000 increase in cash used to purchase marketable securities.
      Net cash provided by financing activities during 2004 was $42,750,000 compared to $18,573,000 for the corresponding period in 2003. The increase in financing cash flows was attributable to the $20,000,000 convertible promissory notes issued to Omicron and Amulet less related financing costs to be amortized over the life of the notes of $1,092,000, $2,269,000 resulting from the exercise of stock options and warrants by employees and outside holders between years and $3,000,000 of cash received in connection with the promissory note to Aventis.
      Concurrent with the MyDocOnline acquisition, at closing Aventis, Inc. (“Aventis”) loaned the Company $3,000,000 due March 15, 2007, with a state annual interest rate of 4.5%. The loan is evidenced by a secured promissory note. Interest on the note is payable only in services provided by the Company to Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Aventis’ discretion and after the $4,000,000 customer deposit from Aventis under the Master Services Agreement described below has been consumed, the principal portion of the note may be paid in the form of additional services provided to Aventis by the Company pursuant to the terms of such services agreement. Should Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
      Concurrent with the issuance of the note payable to Aventis, the Company issued warrants, which remain outstanding at September 30, 2004, to purchase 145,853 shares of ZixCorp common stock. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the Black-Scholes pricing model. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company. The loan is secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement.
      On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (together with Omicron, the “Investors”), pursuant to which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes (the “Notes”) and related warrants (the “Warrants”). The Notes convert into the Company’s common stock at an initial conversion price of $6.00 per share, which could potentially be adjusted in accordance with certain anti-dilution adjustments. At the initial conversion price, the Notes would convert into an aggregate of 3,333,333 shares of ZixCorp common stock.
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
      The Notes bear interest at the six-month LIBOR (2.34% on November 2, 2004) plus 300 basis points. Interest on the Notes is payable quarterly in cash or common stock valued at a 10% discount to the volume weighted average price (“VWAP”) for the common stock for a specified number of trading days preceding the interest payment date, at the Company’s option.
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
      The Company is required to place certain proceeds from the note issuance into a restricted, segregated collateral account. The amount of cash collateral required to be maintained in this account is 50% of the aggregate principal amount then owing under the Notes (initially $10,000,000). The requirement for the collateral account is lifted should the Company meet certain operating objectives and other specified criteria. Separately, the Company is required to maintain cash (including the cash collateral held in the collateral account) and cash equivalents equal to $10,000,000 through November 2, 2007, and $5,000,000 thereafter for so long as the Notes are outstanding. Failure to maintain these balances will cause the Notes to enter into default.
      The Company issued, to the Investors, warrants to purchase 1,000,000 shares of common stock at an exercise price of $6.00 a share. The Warrants are immediately exercisable and expire November 2, 2009. The Company paid Rodman and Renshaw as brokers to the transaction $1,092,000 and warrants to purchase 166,667 shares of common stock at an exercise price of $6.00 a share with a fair value of $506,000. The warrants are immediately exercisable and expire November 2009.
      Based on relative fair values at time of issuance, the loan proceeds were allocated to the convertible promissory notes payable of $16,995,000 and to the Warrants of $3,005,000. The fair value of the Warrants was calculated using the Black-Scholes pricing model. Taking into account the stated interest rate, the allocated value of the 1,000,000 warrants and the financing costs required to secure the debt, the Notes yield an effective interest rate of 14.6%.
      On March 16, 2005, the Company agreed to restructure the $20,000,000 convertible promissory notes payable and related warrants with the Investors (see Note 22 to the consolidated financial statements).
      At December 31, 2004, the Company’s principal source of liquidity was its net working capital position of $4,913,000, excluding restricted cash of $10,374,000. Working capital includes deferred revenue and customer deposits totaling $7,340,000 which reduce the reported working capital balance but will be satisfied with minimal incremental cash expenditures. The Company plans to continue to invest its excess cash primarily in short-term, high-grade commercial paper, U.S. government and agency securities or money market funds. The Company’s cash requirements consist principally of funding the Company’s operating losses as it pursues a leadership position in the emerging markets in which it operates and capital expenditures, primarily for data center expansion and refurbishment and for computer equipment to support new customer orders. The Company anticipates further losses in 2005 and the use of cash resources for operating activities continues at a substantial level.
      Based on the Company’s organization, operations and debt agreements that existed on December 31, 2004, the Company would have cash requirements for 2005 greater than the December 31, 2004 balance of unrestricted cash and marketable securities of $19,856,000. In 2004, the Company used cash for recurring operating expenses of $26,800,000. Based on the Company’s organization, operations and debt agreements that existed on December 31, 2004, it would be likely that the Company would require an equivalent amount of cash in 2005 plus an additional $5,300,000 to service debt obligations and fund on-going operations. Without action, this would result in the Company requiring an additional $12,244,000 in cash funding, increased customer receipts, cost reductions or a combination thereof in 2005. Realizing this, management took action in the first quarter of 2005 to improve its operating efficiency, cash position and to manage the Company’s liquidity through 2005. These include the following:

Actions Taken in First Quarter 2005:

•	Sale of Web Inspector/ Message Inspector (collectively the “Inspector”) Product Line: On March 11, 2005, the Company entered into an agreement to sell the Inspector product line to CyberGuard for $3,336,000 in cash, net of transaction fees totaling $290,000 (see Note 22 to the consolidated financial statements). These products operated on a cash neutral basis so their elimination will not impact the Company’s on-going operating cash requirements. The sale does not include the current Inspector accounts receivable totaling approximately $374,000 which the Company anticipates collecting from customers in the near term.

•	Workforce Reductions: In January 2005, the Company reduced it workforce by approximately 10%. This was done selectively so that the core business operations and sales momentum would not be adversely impacted. The Company forecasts that the reduction will result in a net improvement of $2,500,000 to $3,000,000 in cash expenditures during 2005.

•	Restructure $20,000,000 Convertible Promissory Notes Payable: The Company agreed to amend the terms of its convertible promissory notes payable on March 16, 2005 (see Note 10 to the consolidated financial statements). The new terms will allow the Company to repay the first $5,000,000 installment, which was scheduled to be paid in cash in November 2005, in stock prior to July 31, 2005 (see Note 22 to the consolidated financial statements).

Improvements from Secure Messaging as a result of the subscription model of the business:

•	Continued Growth of Secured e-Messaging Business: The Company expects incremental cash receipts in the range of $3,500,000 to 5,500,000 compared to 2004 for the Secure Messaging products. This growth is somewhat predicable based on past trends due to the subscription nature of the business, whereby, the Company has been consistently adding new annual service contracts while experiencing very minimal attrition of existing and renewing customers. At the low end of this range, the Company assumes they will collect contractually billed amounts, experience continued renewal rates of 95%, and continue new customer orders at the same rate demonstrated over the last 2 years. Should new first year customer orders increase 20% quarter on quarter throughout 2005, the high end of the range should be reached.
      Based on the above, the Company believes it has adequate resources and liquidity to sustain operations through 2005 and is targeting incremental cash flow improvements throughout the year to augment its liquidity going into 2006. However, operating in emerging markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. To the extent needed, the Company would further augment its cash flow position through additional cost reduction measures, sales of non-core assets, additional financings or a combination of these actions.
Options and Warrants of ZixCorp Common Stock
      In 2003 and 2004, the Company raised significant cash from individuals who hold warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. The extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of December 31, 2004. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants

			Vested Shares
		Total Value	(included in	Total Value
	Outstanding	of Outstanding	outstanding	of Vested
Exercise Price Range	Shares	Shares	shares)	Shares

$ 2.50 - $ 4.99	3,466,774	$14,395,000	2,073,194	$8,451,000
$ 5.00 - $ 5.75	1,822,468	9,423,000	1,318,614	6,898,000
$ 6.00 - $ 8.89	3,151,149	20,383,000	1,807,607	11,580,000
$ 9.00 - $19.75	1,989,162	23,054,000	1,102,222	13,662,000
$21.38 - $57.60	1,163,695	61,141,000	1,163,695	61,141,000

Total	11,593,248	$128,396,000	7,465,332	$101,732,000

Off-Balance Sheet Arrangements
      None.
Contractual Obligations and Contingent Liabilities and Commitments
      The following table aggregates the Company’s material contractual cash obligations as of December 31, 2004:

	Payments Due by Period

	Total	< 1 Year	1-3 Year	3-5 Years	> 5 Years

Long-term debt	$22,893,000	$5,193,000	$12,700,000	$5,000,000	$—
Operating leases	9,523,000	1,315,000	2,194,000	1,801,000	4,213,000
Capital lease	217,000	130,000	87,000	—	—

Total cash obligations	32,633,000	6,638,000	14,981,000	6,801,000	4,213,000
Interest on obligations	2,519,000	1,046,000	1,250,000	223,000	—

Total	$35,152,000	$7,684,000	$16,231,000	$7,024,000	$4,213,000

      ZixCorp has not entered into any material, non-cancelable purchase commitments at December 31, 2004.
      The Company’s $20,000,000 convertible promissory notes have a stated interest rate that is reset every six months based on the six-month LIBOR plus 300 basis points. For the information shown above, the Company has assumed that the rate will remain at the current level (5.3%) for the term of the loan. Actual interest will vary based on changes in the six-month LIBOR. The Company has the option to pay this interest in common stock (see Note 10 to the consolidated financial statements). On March 16, 2005, the Company agreed to restructure the $20,000,000 convertible promissory notes payable and related warrants with the Investors (see Note 22 to the consolidated financial statements).
      The Company has severance agreements with certain employees which would require the Company to pay approximately $1,883,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
Recent Accounting Pronouncements
      SFAS No. 123(R), “Share-Based Payment” — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. It establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS 123(R) requires the fair-value based method for measuring and recognizing the cost of stock-based compensation.
      When adopted, SFAS No. 123(R) will replace the intrinsic value measurement objective in APB Opinion 25 and will require companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, “the requisite service period” (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.
      ZixCorp is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period after June 15, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, the Company must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date.
      Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.
      Under both methods, companies are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits early adoption.
      ZixCorp has commenced analyzing the impact of SFAS 123(R), but have not yet decided: (1) whether the Company will elect to adopt early, (2) if the Company elects to adopt early, then at what date would it do so, (3) whether the Company will use the modified prospective method or elect to use the modified retrospective method, and (4) whether the Company will elect to use straight line amortization or an accelerated method. Additionally, the Company cannot predict with reasonable certainty the number of options that will be unvested and outstanding in the future.
      Accordingly, the Company cannot currently quantify with precision the effect that this standard would have on its financial position or results of operations in the future, except that the Company will probably recognize a greater expense for any awards that may be granted in the future than would have been recognized under current guidance.
      EITF No. 04-8, “The effect of Contingently Convertible Instruments on Diluted Earning Per Share” — In November 2004 the EITF issued Abstract No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earning Per Share which provides guidance on the impact of contingently convertible debt on diluted earnings per share calculations. EITF 04-8 became effective upon issuance. The adoption of EITF 04-8 did not have an impact on the Company’s diluted earnings per share as the Company had a net loss for 2004.
      FSP FAS129-1, “Disclosure Requirements under FASB Statement No. 129 Relating to Contingently Financial Instruments” — In April 2004 the FASB issued Staff Position (“FSP”) FAS129-1, Disclosure Requirements under FASB Statement No. 129 Relating to Contingently Convertible Financial Instruments which outlines the disclosure requirements for convertible debt and became effective upon issuance. The Company has complied with FSP FAS129-1 in disclosing its debt obligations at December 31, 2004 (see Notes 10 and 13 to the consolidated financial statements).          .
Risks and Uncertainties
      (In these risk factors, “we,” “us,” “our,” and “ZixCorp” refer to Zix Corporation and its wholly-owned subsidiaries.)
      An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in evaluating an investment in our common stock. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition, or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information set forth in this report, including our consolidated financial statements and the related notes.
      We continue to use significant amounts of cash. Our businesses operate in emerging markets and developing these businesses is costly and the market is highly competitive. Emerging market businesses involve significant risks and uncertainties, and there are no assurances that we will be successful in our efforts. Based on our organization, operations and debt agreements that existed on December 31, 2004, we would have cash requirements for 2005 greater than the December 31, 2004 balance of unrestricted cash and marketable securities of $19,856,000. In 2004, we used cash for recurring operating expenses of $26,800,000. It is likely that we would require an equivalent amount of cash in 2005 plus an additional $5,300,000 to service debt obligations and fund on-going operations. Without action, we will require an additional $12,244,000 in cash funding, increased customer receipts, cost reductions or a combination thereof in 2005. All of these actions are subject to significant risks and uncertainties.
      The market may not broadly accept our e-messaging and e-prescribing products and services and related applications and services, which would prevent us from operating profitably. We must be able to achieve broad market acceptance for our secure e-messaging and e-prescribing services and related applications and services in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure e-messaging protection businesses similar to our ZixCorp-branded business that currently operate at the scale that we would require, at our current expenditure levels and pricing, to become profitable. Furthermore, as previously noted, PocketScript, our e-prescribing service, is a start-up venture in an emerging market. There is no assurance that any of our services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably.
      Failure to enter into new sponsorship agreements for or generate other revenue opportunities from our PocketScript e-prescribing service could harm our business. Our PocketScript business has incurred significant operating losses. In 2004, orders for our PocketScript e-prescribing service have come exclusively from sponsorship agreements with healthcare payors, such as health insurance companies, pharmacy benefit managers, or self-insured companies. Under our payor-sponsorship business model, the healthcare payor typically pays for the cost of deploying the PocketScript service to the end-user physician and for the cost of a one-year subscription to use the service. All end-user physicians who are using the PocketScript service and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. Although we believe that physicians will pay to use the PocketScript service following the one year of service paid for by the healthcare payors or that healthcare payors will extend their sponsorship, there is no assurance that they will do so.
      Failure to sign a follow-on order with the one healthcare payor noted above or signing new sponsorship agreements with other payors in the coming months, or in identifying other revenue opportunities for our e-prescribing services, such as add-on applications, prescription transaction fees, and/or new uses for the transaction data itself, will prevent us from achieving significant revenues from our e-prescribing services.
      Competition in our businesses is expected to increase, which could cause our business to fail. Our ZixCorp-branded solutions are targeted to the secure e-messaging protection and e-transaction services market. Our PocketScript and MyDocOnline businesses are targeted toward the emerging markets for electronic prescriptions and online communication among the healthcare community. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, an increasing number of competitors have entered the market.
      Although there are many large, well-funded participants in the information technology security industry, few currently participate in the secure e-messaging protection and e-transaction services market in which our ZixCorp-branded solutions compete. Most other product-only solutions in this market require extensive increases in overhead to implement and deploy them. Our ZixCorp-branded solutions can be made operational in a very short period of time compared to the longer procurement and deployment cycles common with the solutions of many of our competitors. Our service offerings are focused on the secure communications market, including secure e-messaging and protection management. Companies that compete with our ZixCorp-branded secure e-messaging and protection business include content management and secure delivery companies, such as Tumbleweed Communications Corp. and other secure delivery participants such as PGP Corporation, Certified Mail, Authentica, and Sigaba Corporation.
      Our ZixCorp-branded services and Elron products also compete with several product companies that deliver anti-virus solutions that may also contain limited email messaging/spam protection capabilities, including McAfee, Inc., Sophos, Inc., Symantec Corporation and Trend Micro, Inc. We also compete with companies that offer Web filtering products, such as Secure Computing Corporation, SurfControl Incorporated, Websense, Inc. and NetIQ Corp.

      In addition, we face competition from vendors of Internet server appliances, operating systems, networking hardware, network management solutions and security software, many of which now, or may in the future, develop or bundle secure e-messaging, messaging/spam protection and/ or Web filtering capabilities into their products.
      We may face increased competition as these competitors partner with others or develop new product and service offerings to expand the functionality that they can offer to their customers. We believe that the secure e-messaging, e-prescribing and e-transaction services market is growing, unlike many segments of the information technology security industry which are not growing. Our competitors may, over time, develop new technologies that are perceived as being more secure, effective or cost efficient than our own. These competitors could successfully garner a significant share of the market, to the exclusion of our company. Furthermore, increased competition could result in pricing pressures, reduced margins or the failure of our business to achieve or maintain market acceptance, any of which could harm our business.
      Our PocketScript e-prescribing service applies the benefits of e-messaging to the medical prescription process by enabling providers to write and transmit prescriptions electronically from anywhere directly to the pharmacy. Our PocketScript service is expected to grow as more physicians leverage technology in delivering healthcare services, coupled with the fact that the number of prescriptions written annually in the United States continues to increase. Participants in the e-prescribing space include AllScripts Healthcare Solutions, Ramp Corporation, Dr. First, Inc., InstantDX LLC, and iScribe. Competition from these companies and from vendors in related areas, such as electronic medical records vendors — which are expected to include e-prescribing services as an element of their service offering — are expected to increase.
      Our MyDocOnline business offers an Internet-based healthcare service, Dr. Chart®. Dr. Chart is a Web-based communication tool that connects healthcare providers and laboratories by enabling doctors to initiate lab orders, check medical necessity compliance and view results rapidly and accurately using a secure Internet connection. Competitors include 4Medica, Inc., Atlas Development Corporation, CareEvolve, and Labtest Systems, Inc. All of the competitors offer the same basic services that Dr. Chart offers. We expect to face increasing competition in this arena and our competitors may develop products and services that are perceived to be better than ours.
      Our inability to successfully and timely develop and introduce new e-messaging, e-prescribing, and e-transaction products and related applications and services and to implement technological changes could harm our business. The emerging nature of the secure e-messaging, e-prescribing, and e-transaction services business and its rapid evolution require us to continually develop and introduce new products and related applications and services and to improve the performance, features, and reliability of our existing solutions and related applications and services, particularly in response to competitive offerings.
      We also have under development new feature sets for our current ZixCorp-branded service offerings and are considering new secure e-messaging services. The success of new or enhanced services depends on several factors — primarily market acceptance. We may not succeed in developing and marketing new or enhanced services that respond to competitive and technological developments and changing customer needs. This could harm our business.
      If the market for secure e-messaging, e-prescribing, and e-transaction products and related applications and services does not continue to grow, demand for our services will be adversely affected. The market for secure electronic communications is a developing market. Continued growth of the secure e-messaging, e-prescribing, and e-transaction products and related applications and services market will depend, to a large extent, on the market recognizing the need for secure electronic communications, such as email encryption, e-prescribing, and electronic lab (e-lab) results. Failure of this market to grow would harm our business.
      If healthcare providers fail to adopt the PocketScript and MyDocOnline solutions, we will fail to achieve the critical mass of physicians and patients to build a successful business. Our PocketScript e-prescribing service and our MyDocOnline service are targeted to the emerging market for providing secure communications among healthcare providers to deliver information in an efficient, economical manner. These are emerging markets, and the success of our PocketScript and MyDocOnline services is dependent, in large measure, on physicians and other healthcare providers changing the manner in which they conduct their medical practices by beginning to use secure wireless and Internet communications channels to communicate with medical laboratories, payors, drug formularies, and others. Our challenge is to make these new businesses profitable. To do so may require us to invest significant resources, including significant amounts of cash. There is no assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably. In early November 2004, we announced a material charge for impairment to an intangible asset of approximately $675,000, which was reflected in our third quarter 2004 financial results. The asset impairment resulted from a decision of our management to suspend research and development and terminate sales and marketing efforts for our Connect service, which was one of the products offered by the MyDocOnline portion of our business, because continuing to operate the service was not consistent with our goal of achieving cash flow breakeven. It is possible that we may incur further charges for other asset impairments in the future as we evaluate the prospects of our various lines of business.
      Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and upgrade our systems to meet increased use, which would result in reduced revenues. While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point we may be required to materially expand and upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network, particularly since we have significantly expanded our potential customer base by our acquisition of PocketScript and MyDocOnline, whose service offerings are supported by our ZixData Center. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities in a timely manner to accommodate increased traffic on our network. If we do not timely and appropriately expand and upgrade our systems and network hardware and software, we may lose customers and revenues.
      Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our services. Our business depends on the uninterrupted operation of our data centers — currently, our ZixData Center located in Dallas, Texas; the Austin, Texas, data center used for fail-over and business continuity services; and the Mason, Ohio data center used for quality assurance and staging of new customers of our PocketScript e-prescribing service. We must protect these centers from loss, damage, or interruption caused by fire, power loss, telecommunications failure, or other events beyond our control. Any damage or failure that causes interruptions in our data centers’ operations could materially harm our business, financial condition, and results of operations.
      In addition, our ability to issue digitally signed certified time-stamps and public encryption codes in connection with our ZixCorp-branded services and to support PocketScript’s e-prescribing service and MyDocOnline’s service depends on the efficient operation of the Internet connections between customers and our data centers. We depend on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.
      Furthermore, it is critical that our facilities and infrastructure remain secure and the market perceives them to be secure. Despite our implementation of network security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We do not carry insurance to compensate us for losses that may occur as a result of any of these events; therefore, it is possible that we may have to use additional resources to address these problems.
      Secure messages sent through our ZixPort and ZixMessage Center messaging portals, in connection with the operation of our secure e-messaging protection and e-transaction services, include personal healthcare information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network; individual prescription histories transmitted through our PocketScript system will reside in our secure data center network; and the personal healthcare information transmitted through our MyDocOnline Dr. Chart system will reside in our secure data center network. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal healthcare information and personal financial information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our Internet-related services.
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
      These lawsuits may require significant management time and attention and could result in significant legal expenses. While we believe these lawsuits are without merit and intend to defend them vigorously, since these legal proceedings are in the preliminary stages we are unable to predict the scope or outcome of these matters and quantify their eventual impact, if any, on our company. An unfavorable outcome could have a material adverse effect on our business, operating results, cash flow, and financial condition. We maintain insurance that may limit our financial exposure for defense costs and liability for an unfavorable outcome, should we not prevail, for claims covered by the insurance coverage.
      We may have to defend our rights in intellectual property that we use in our services, which could be disruptive and expensive to our business. We may have to defend our intellectual property rights or defend against claims that we are infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive. Infringement claims could require us to develop non-infringing products or enter into royalty or licensing arrangements. Royalty or licensing arrangements, if required, may not be obtainable on terms acceptable to us. Our business could be significantly harmed if we are not able to develop or license the necessary technology. Furthermore, it is possible that others may independently develop substantially equivalent intellectual property, thus enabling them to effectively compete against us.
      Defects or errors in our services could harm our business. We subject our ZixCorp-branded products solutions to quality assurance testing prior to release. There is no assurance that the quality and assurance testing previously conducted by the businesses we acquired on their current products and services conform to our standards for quality assurance testing. Regardless of the level of quality assurance testing, any of our solutions could contain undetected defects or errors. In particular, our PocketScript system is used to dispense prescription drugs. Defects or errors in our PocketScript system could result in inaccurate prescriptions being generated, which could result in injury or death to patients. Thus, undetected defects or errors could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs, or increased service and warranty costs. Any of these could prevent us from implementing our business model and achieving the revenues we need to operate profitably.
      Public key cryptography technology is subject to risks. Our ZixCorp-branded solutions, the PocketScript e-prescribing service, and the MyDocOnline service employ, and future products and services may employ public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends in large measure on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require us to make significant changes to our products, which could damage our reputation and otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This, or related, publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.
      We depend on key personnel. We depend on the performance of our senior management team — including our President, Chief Operating Officer, and acting Chief Executive Officer Richard D. Spurr, and our Vice President of Finance and Administration, Chief Financial Officer and Treasurer Bradley C. Almond, and their direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain, and motivate these individuals. There are no binding agreements with any of our employees that prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain, and motivate key employees could harm our business.
      We could be affected by government regulation. Exports of software products using encryption technology, such as our ZixCorp-branded services, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our solutions to almost all countries, the list of countries to which our solutions cannot be exported could be revised in the future. Furthermore, some countries impose restrictions on the use of encryption products such as ours. Failure to obtain the required governmental approvals would preclude the sale or use of our solutions in international markets.
      Furthermore, boards of pharmacy in the various states in which our PocketScript business operates regulate the process by which physicians write prescriptions. While regulations in the states in which these businesses currently generally operate permit the electronic writing of prescriptions, such regulations could be revised in the future. Moreover, regulations in states in which these businesses do not currently operate may not be as favorable and may impede our ability to develop business in these states. Furthermore, future state or federal regulation could mandate standards for the electronic writing of prescriptions or for the secure electronic transmittal of personal health information through the Internet that our technology and systems do not comply with, which would require us to modify our technology and systems.
      Our stock price may be volatile. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last year. As of March 15, 2005, there was a short position in our common stock of 7,117,103.
      Our directors and executive officers own a substantial percentage of our securities. Their ownership could enable them to exercise significant control over corporate decisions and to implement corporate acts that are not in the best interests of our shareholders as a group. Our directors and executive officers beneficially own shares of our securities that represent approximately 17.1% (measured as of February 25, 2005) of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a former director and father of a current director (Antonio R. Sanchez, III), and current beneficial owner of approximately 7.8% (measured as of February 25, 2005) of our outstanding common stock, and John A. Ryan, our chairman. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.
      One investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions. George W. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 14.8% of our outstanding common stock (measured as of the date of this filing without giving effect to the potential issuance of our common stock pursuant to the notes and the warrants held by Amulet Limited, Omicron Master Trust, and Rodman & Renshaw, LLC). Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.
      We have a substantial amount of debt and may be unable to service or refinance this debt or servicing this debt may restrict cash available for our business operations. After giving effect to the issuance of the convertible promissory notes payable in November 2004 and the use of proceeds therefore, our total outstanding indebtedness will be approximately $23,000,000. This high level of debt could have negative consequences. For example, it could:

•	result in our inability to comply with the financial and other restrictive covenants in the notes, which among other things, require us to maintain specified cash levels and limit our ability to incur debt and sell assets, which could, in turn, result in an event of default that if not cured or waived could have a material adverse effect on our operations;

•	require us to dedicate a substantial portion of our cash flow from operations to make scheduled principal payments on our debt or to meet required cash reserves, thereby reducing the availability of our cash flow for working capital, capital investments, and other business activities;

•	increase our vulnerability to adverse industry and general economic conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital investments, and other business activities;

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable or at all; and

•	limit our flexibility to plan for, and react to, changes in our business and our industry.
      We have a significant amount of convertible securities, including the convertible promissory notes payable (the “Notes”) and the warrants, outstanding and may issue additional equity securities in the future. Conversion or redemption of the Notes into our common stock, exercise of the warrants and issuance or conversion of other securities will dilute the ownership interests of existing shareholders. The Notes issued in November 2004 may be converted by the note holders at an initial conversion price of $6.00 per share. If fully converted at this price, we would be obligated to issue an additional 3,333,333 shares of our common stock. On March 16, 2005, we agreed to restructure the Notes and agreed to redeem $5,000,000 of the Notes at 105% of par with cash or shares of our common stock by July 31, 2005 and an additional $5,000,000 of the Notes at 105% of par with cash or shares of our common stock by December 31, 2005 at a redemption rate that will require that we issue shares of our common stock valued at a 10% discount to the daily volume weighted average price of our common stock for a specified number of trading days preceding the applicable redemption date. The note holders also have the right to demand redemption of the entire principal amount of the Notes at 105% of par under certain circumstances. In addition, we have the option to pay accrued interest on the Notes using our common stock shares, valued at a 10% discount to the volume weighted average price for the common stock for a specified number of trading days preceding the interest payment date. We have also issued warrants covering 1,000,000 shares of our common stock to the holders of the Notes, and additional warrants to purchase 166,667 shares of common stock were issued to the broker of the debt transaction. The issuances of these shares of common stock in respect of the Notes and the warrants would result in a substantial dilution of our stockholders. Any sales in the public market of the common stock issuable upon such conversion or redemption of the Notes or exercise of the warrants could materially and adversely affect prevailing market prices of our common stock.
      In addition, at some point in the future we may determine to seek additional capital funding or to acquire additional businesses. These events could involve the issuance of one or more types of equity securities, including debt convertible into equity, common and convertible preferred stock, warrants to acquire common or preferred stock or any combination thereof. Such equity securities could be issued at or below the then prevailing market price of our common stock. In addition, we incent our employees and attract new employees by issuing shares of our common stock and options to purchase shares of our common stock. The interest of our existing stockholders may be diluted by any equity securities issued in capital funding financings an or business acquisitions and would be diluted by any such future share issuances and stock option grants to employees.
      We may have liability for indemnification claims arising from the sale of our Web Inspector and Message Inspector product lines. We disposed of Web Inspector and Message Inspector product line on March 11, 2005 (see Note 22 to the consolidated financial statements). In selling those products, we agreed to provide customary indemnification to the purchasers of those businesses for breaches of representations and warranties, covenants, and other specified matters. Indemnification claims could be asserted against us with respect to these matters.
      We may encounter other unanticipated risks and uncertainties in the markets we serve or in developing new products and services, and we cannot assure that we will be successful in responding to any unanticipated risks or uncertainties. There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the SEC. We are, of course, also subject to general economic risks.
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
      This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “plan,” “should,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” and other similar words. Such forward-looking statements may be contained in the “Risk Factors” section above, among other places.
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
      The Company does not believe that it faces material market risk with respect to its cash, marketable securities and restricted cash investments, which totaled $30,230,000 and $13,852,000 at December 31, 2004 and 2003, respectively. Cash investments and marketable securities consist primarily of daily money market funds and high quality municipal bonds that possess extended maturity dates, but short-term optional redemption dates and a 28 day interest rate reset provision. These investments do not include derivative financial instruments or derivative commodity instruments as such terms are defined by the SEC in applicable regulations. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any interest rate market risk management activities. A hypothetical ten percent change in market interest rates over the next year would not materially impact the Company’s operating results or cash flows due to the short-term, high credit quality nature of the Company’s cash investments and marketable securities.

Item 8.	Financial Statements and Supplementary Data
      The information required by this Item begins on page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      On April 27, 2004, the Audit Committee of the Board of Directors of Zix Corporation (the “Company” or “Registrant”) requested management of the Company to solicit proposals from several independent registered accounting firms for professional services relating to the audit of the Company’s financial statements.
      On June 16, 2004, the Company engaged Deloitte & Touche LLP (“D&T”) as its independent registered public accounting firm to audit the Company’s financial statements for the current year, subject to D&T’s satisfactory completion of its new client acceptance procedures. On June 16, 2004, the Company also notified Ernst & Young LLP (“E&Y”), its independent auditors for the year ended December 31, 2003 and previous years, of its election to dismiss E&Y as the Company’s independent auditors. The foregoing has been approved by the Audit Committee of the Company’s Board of Directors.
      The reports of E&Y on the Company’s financial statements for the years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits of the Company’s financial statements for the years ended December 31, 2002 and 2003 and through June 16, 2004, (i) there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the subject matter of the disagreements in connection with its reports; and (ii) there were no reportable events as described in Item 304(a)(1)(v) of the Securities and Exchange Commission’s (the “SEC”) Regulation S-K.
      The Company has provided E&Y with a copy of the foregoing disclosures and requested that E&Y furnish it with a letter, addressed to the SEC, stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of such letter, dated June 22, 2004, is referenced herein as Exhibit 16.1.
      During the years ended December 31, 2002 and 2003, and through June 16, 2004, D&T has not been engaged as an independent accountant to audit either the financial statements of the Company or any of its subsidiaries, nor has the Company or anyone acting on its behalf consulted with D&T regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement or reportable event as set forth in Item 304(a)(2)(ii) of Regulation S-K.
      D&T has, however, conducted the American Institute of Certified Public Accountants (AICPA) and Canadian Institute of Chartered Accountants (CICA) SysTrust™ certification examinations of the Company’s ZixData Center and related ZixMessage Center functions. The Company received its initial SysTrust certification from D&T in May 2003, and D&T recently concluded its latest SAS-70 examination in May 2004. The SysTrust certification examination signifies that a company has effective system controls and safeguards that meet pre-defined principles and criteria related to issues such as security, availability, processing integrity and confidentiality. A SAS-70 examination signifies that an organization has had its control objectives examined by an independent accounting and auditing firm.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedure
      In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in

Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s president and acting chief executive officer and the Company’s vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.
Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of including the acting chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report that is included below.
Changes in Internal Controls over Financial Reporting
      During the three months ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Zix Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Zix Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO control criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 28, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
Dallas, Texas
March 28, 2005

Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Certain of the information required by this Item is incorporated by reference from the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Who are our directors, director nominees, executive officers and significant employees?” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2005 Proxy Statement.
      The members of the Company’s audit committee are Michael E. Keane, Senior Vice President and Chief Financial Officer, UNOVA, Inc.; James A. Marston, a private investor; and Dr. Ben G. Streetman, Dean, College of Engineering at The University of Texas at Austin. More information about the business experience of Messrs. Keane, Marston, and Streetman can be found in the Company’s 2005 Proxy Statement under the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Who are our directors, director nominees, executive officers and significant employees?,” which is incorporated herein by reference. Mr. Keane, chairman of the audit committee, has been determined to be an “audit committee financial expert,” as such term is defined in applicable rules and regulations, by virtue of his business experience, including his current position as Senior Vice President and Chief Financial Officer, UNOVA, Inc. The Company has also determined that Mr. Keane is “independent” as such term is defined in applicable rules and regulations.
      The Company has a code of ethics for the Company’s chief executive officer and senior financial officers. A copy of the code is available on the Company’s Web site www.zixcorp.com under “Corporate Governance.” Any waiver of the code will be publicly disclosed as required by applicable law and regulation.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated by reference from the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — How much stock do our principal stockholders, directors, director nominees and executive officers own?” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information” in the Company’s 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” in the Company’s 2005 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is incorporated by reference from the section “CORPORATE GOVERNANCE — What is the role of our Board’s committees?” in the Company’s 2005 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule
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
      (a)(3) Exhibits

Exhibit
Number		Description

2.1	—	Asset Purchase Agreement, dated as of January 30, 2004, by and among Zix Corporation, MyDocOnline, Inc., Aventis Pharmaceuticals Holdings Inc., and Aventis Pharmaceuticals Inc. (excluding schedules and exhibits). Filed as Exhibit 2.1 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference.
2.2	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Form 8-K, dated November 4, 2004, and incorporated herein by reference.
2.3	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits). Filed as Exhibit 4.2 to Zix Corporation’s Form 8-K, dated November 4, 2004, and incorporated herein by reference.
2.4	—	Asset Purchase Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script L.L.C. (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Form 8-K, dated July 23, 2003, and incorporated herein by reference.
2.5	—	Asset Purchase Agreement, dated September 2, 2003, among Zix Corporation, Zix Acquisition Corporation, Elron Software, Inc., Elron Electronic Industries, Ltd., and Elron Software (2000), Ltd. (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Form 8-K, dated September 4, 2003, and incorporated herein by reference.
2.6	—	Asset Purchase Agreement, entered into as of March 11, 2005, by and between CyberGuard Corporation and Zix SCM, Inc. (excluding the Disclosure Schedule and Annexes). Filed as Exhibit 2.1 to Zix Corporation’s Form 8-K, dated March 17, 2005, and incorporated herein by reference.
2.7	—	Promissory Note, dated March 11, 2005, payable by CyberGuard Corporation in the original principal amount of $1,500,000. Filed as Exhibit 2.2 to Zix Corporation’s Form 8-K, dated March 17, 2005, and incorporated herein by reference.
3.1	—	Articles of Amendment to the Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on August 1, 2002. Filed as Exhibit 3.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference. Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on December 4, 2001. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
3.2	—	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.
4.1	—	Specimen certificate for common stock of Zix Corporation. Filed as Exhibit 4.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

Exhibit
Number		Description

4.2	—	Form of Common Stock Warrant Certificate. Filed as Exhibit 4.1 in Zix Corporation’s Registration Statement on Form S-3 (Commission No. 333-83934), dated March 7, 2002, and incorporated herein by reference.
4.3	—	Form of Warrant, dated September 18, 2002, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. Filed as Exhibit 4.2 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.
4.4	—	Form of Warrant, dated September 18, 2002, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. Filed as Exhibit 4.6 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.
4.5	—	Form of Warrant to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. Filed as Exhibit 4.2 to Zix Corporation’s Form 8-K, dated March 4, 2003, and incorporated herein by reference.
4.6	—	Warrant, dated as of January 30, 2004, of Zix Corporation to Aventis Holdings Inc. for the purchase of 145,853 shares of Zix Corporation’s common stock. Filed as Exhibit 4.4 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference.
4.7	—	Form of Common Stock Purchase Warrant, dated as of November 2, 2004, issued by Zix Corporation. Filed as Exhibit 4.4 to Zix Corporation’s Form 8-K, dated November 4, 2004, and incorporated herein by reference.
4.8	—	Secured Promissory Note of Zix Corporation to Aventis Inc., dated January 30, 2004, in the original principal amount of $3,000,000. Filed as Exhibit 4.1 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference.
4.9	—	Security Agreement, dated as of January 30, 2004, by and between Zix Corporation and Aventis Inc. Filed as Exhibit 4.3 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference.
4.10	—	Form of Convertible Note Due 2005 - 2008 of Zix Corporation, dated as of November 2, 2004 (including exhibits). Filed as Exhibit 4.3 to Zix Corporation’s Form 8-K, dated November 4, 2004, and incorporated herein by reference.
4.11	—	Security Agreement, dated as of November 2, 2004, made by Zix Corporation to Law Offices of Brian W. Pusch, as collateral agent on behalf of the holders named therein. Filed as Exhibit 4.6 to Zix Corporation’s Form 8-K, dated November 4, 2004, and incorporated herein by reference.
4.12	—	Registration Rights Agreement, dated September 16, 2002, by and among Zix Corporation and the Investors named therein. Filed as Exhibit 4.3 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.
4.13	—	Registration Rights Agreement, dated September 17, 2002, by and among Zix Corporation and the Buyers named therein. Filed as Exhibit 4.7 to Zix Corporation’s Form 8-K, dated September 20, 2002, and incorporated herein by reference.
4.14	—	Registration Rights Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script, L.L.C. Filed as Exhibit 4.2 to Zix Corporation’s Form 8-K, dated July 23, 2003, and incorporated herein by reference.
4.15	—	Registration Rights Agreement, dated September 2, 2003, between Zix Corporation and Elron Software, Inc. Filed as Exhibit 4.3 to Zix Corporation’s Form 8-K, dated September 4, 2003, and incorporated herein by reference.
4.16	—	Registration Rights Agreement, dated January 30, 2004, by and among Zix Corporation, Aventis Inc., a Pennsylvania corporation, and Aventis Holdings Inc., a Delaware corporation. Filed as Exhibit 4.2 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference.
4.17	—	Form of Registration Rights Agreement, dated as of November 2, 2004, by and between Zix Corporation and the Investors named therein. Filed as Exhibit 4.5 to Zix Corporation’s Form 8-K, dated November 4, 2004, and incorporated herein by reference.

Exhibit
Number			Description

10	.1†	—	1990 Stock Option Plan of Zix Corporation (Amended and Restated as of September 1999). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.
10	.2†	—	1992 Stock Option Plan of Zix Corporation (Amended and Restated as of August 2000). Filed as Exhibit 10.2 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10	.3†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.
10	.4†	—	1996 Employee Stock Purchase Plan of Zix Corporation (Amended and Restated as of July 1, 2000). Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.
10	.5†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.
10	.6†	—	Zix Corporation 2001 Employee Stock Option Plan, dated May 4, 2001. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.
10	.7†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of May 6, 2003). Filed as Exhibit 10.7 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10	.8†	—	Zix Corporation 2003 Stock Compensation Plan (Amended and Restated in October 2003). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.
10	.9†	—	Zix Corporation’s 2003 New Employee Stock Option Plan, dated October 1, 2003. Filed as Exhibit 10.9 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10	.10†	—	Zix Corporation 2004 Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.
10	.11†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.
10.12		—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.13		—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10	.14†	—	Stock Option Agreement, effective as of November 14, 2001, between John Ryan and Zix Corporation. Filed as Exhibit 4.2 in Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-74890), dated December 11, 2001, and incorporated herein by reference. Portions of this exhibit were omitted pursuant to a request for confidential treatment that was filed with the SEC on November 26, 2001. On December 5, 2001, the SEC approved the filing of this exhibit omitting the portions for which confidential treatment was requested. The omitted information has been filed with the SEC.
10	.15†	—	Employment Agreement, effective as of November 14, 2001, between John Ryan and Zix Corporation. Filed as Exhibit 4.1 in Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-74890), dated December 11, 2001, and incorporated herein by reference.

Exhibit
Number			Description

10	.16†	—	Employment Agreement, entered into as of January 20, 2004, between Zix Corporation and Richard Spurr. Filed as Exhibit 10.14 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10	.17†	—	Stock Option Agreement, dated February 24, 2004, between Zix Corporation and Richard Spurr. Filed as Exhibit 10.15 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10	.18*†	—	Stock Option Agreement, dated November 17, 2004, between Zix Corporation and Richard D. Spurr.
10	.19*†	—	Form of Zix Corporation Stock Option Agreement between Zix Corporation and Brad Almond and Ronald A. Woessner.
10	.20†	—	Form of Outside Director Stock Option Agreement, dated January 2, 2004, between Zix Corporation and James S. Marston, Dr. Ben G. Streetman and Michael E. Keane. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
10	.21†	—	Outside Director Stock Option Agreement, dated May 6, 2004, between Zix Corporation and Antonio R. Sanchez III. Filed as Exhibit 10.4 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
10	.22†	—	Severance Agreement, dated February 25, 2002, between Zix Corporation and Ronald A. Woessner. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10	.23†	—	Form of Severance Agreement between Zix Corporation and certain executive officers. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.
10	.24*†	—	Description of Compensation for Members of Zix Corporation Board of Directors.
10.25		—	Lease Agreement, dated December 29, 2003, between Zix Corporation and 7-Eleven, Inc. (excluding exhibits). Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10	.26*	—	Office Lease Agreement, dated February 28, 2005, between Gateway Rosewood, Inc. and Zix SCM, Inc.
10.27		—	Lease Agreement, dated November 27, 2000, between MyDocOnline, Inc. and Ft. Round Rock Ltd. and related Amendments No. 1 and No. 2 (excluding exhibits). Filed as Exhibit 10.27 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10	.28*	—	Amendment No. 3 to Lease Agreement, dated November 27, 2000, between MyDocOnline, Inc. and Ft. Round Rock Ltd., as amended.
10.29		—	Sublease Agreement, dated August 1, 2002, between Zix Corporation, Optiwave Corporation and Waidt Construction &Developments LTD (excluding schedules and exhibits). Filed as Exhibit 10.23 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.30		—	Sublease Amendment Agreement, dated September 30, 2002, between Zix Corporation, Optiwave Corporation and Waidt Construction & Developments LTD (excluding exhibits). Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.31		—	Sublease Amendment Agreement, dated November 19, 2002, between Zix Corporation, Optiwave Corporation and Waidt Construction & Developments LTD (excluding exhibits). Filed as Exhibit 10.25 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.32		—	Sublease Amendment Agreement, dated July 17, 2003, between Zix Corporation, Optiwave Corporation and Waidt Construction & Developments LTD (excluding exhibits). Filed as Exhibit 10.32 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit
Number			Description

10.33		—	Facilities Service Agreement, entered into as of June 25, 2003, by and between Collocation Solutions, LLC and Zix Corporation (excluding schedule and exhibit). Filed as Exhibit 10.33 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10.34		—	Lease, dated March 9, 2004, between Duke Realty Ohio and PocketScript, Inc. (excluding exhibits). Filed as Exhibit 10.34 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
10	.35*	—	Office Lease Agreement, dated December 31, 2004, between MyDocOnline, Inc. and Coneca Properties, LTD.
10.36		—	Master Services Agreement, dated January 30, 2004, by and between Zix Corporation and Aventis Inc. Filed as Exhibit 10.1 to Zix Corporation’s Form 8-K, dated February 10, 2004, and incorporated herein by reference. Portions of this exhibit were omitted and filed separately with the SEC pursuant to a request for confidential treatment filed with the SEC.
10	.37*	—	Letter Agreement, dated September 12, 2004, amending the Master Services Agreement, dated January 30, 2004, by and between Zix Corporation and Aventis Inc.
10	.38*	—	Amendment No. 2 to Master Services Agreement, dated March 7, 2005, between Zix Corporation and Aventis Inc. and a member of the Sanofi-Aventis Group.
16.1		—	Letter From Ernst & Young LLP to the SEC. Filed as Exhibit 16.1 to Zix Corporation’s Form 8-K, dated June 23, 2004, and incorporated herein by reference.
21	.1*	—	Subsidiaries of Zix Corporation.
23	.1*	—	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche, LLP).
23	.2*	—	Consent of Independent Registered Public Accounting Firm (Ernst & Young, LLP).
31	.1*	—	Certification of Richard D. Spurr, President, Chief Operating Officer, and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification of Richard D. Spurr, President, Chief Operating Officer, and Chief Executive Officer of the Company and Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 28, 2005.

Zix Corporation

By:	/s/ Bradley C. Almond

Bradley C. Almond
Vice President,
Chief Financial Officer and Treasurer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2005.

Signature	Title

/s/ John A. Ryan (John A. Ryan)	Chairman and Director

/s/ Richard D. Spurr (Richard D. Spurr)	Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

/s/ Bradley C. Almond (Bradley C. Almond)	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Michael E. Keane (Michael E. Keane)	Director

/s/ James S. Marston (James S. Marston)	Director

/s/ Antonio R. Sanchez III (Antonio R. Sanchez III)	Director

/s/ Dr. Ben G. Streetman (Dr. Ben G. Streetman)	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Zix Corporation:
      We have audited the accompanying consolidated balance sheet of Zix Corporation (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Zix Corporation
      We have audited the accompanying consolidated balance sheet of Zix Corporation as of December 31, 2003 and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zix Corporation at December 31, 2003 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Dallas, Texas
March 12, 2004

ZIX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$3,856,000	$6,599,000
Marketable securities	16,000,000	6,982,000
Receivables, net	561,000	359,000
Prepaid and other current assets	1,950,000	1,147,000

Total current assets	22,367,000	15,087,000
Restricted cash	10,374,000	271,000
Property and equipment, net	5,024,000	3,151,000
Intangible assets, net	3,832,000	3,589,000
Goodwill	9,119,000	4,321,000
Deferred financing costs and other assets	1,526,000	—

	$52,242,000	$26,419,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,234,000	$516,000
Accrued expenses	4,709,000	3,222,000
Deferred revenue	6,372,000	4,066,000
Customer deposit	968,000	—
Capital lease obligations	130,000	—
Short-term note payable	193,000	—
Convertible promissory notes payable	3,848,000	—

Total current liabilities	17,454,000	7,804,000
Long-term liabilities:
Deferred revenue	1,731,000	696,000
Customer deposit	3,000,000	—
Convertible promissory notes payable	13,347,000	—
Promissory notes payable	1,840,000	—
Capital lease obligations and other	105,000	—

Total long-term liabilities	20,023,000	696,000

	37,477,000	8,500,000
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 34,584,406 issued and 32,257,225 outstanding in 2004 and 31,155,646 issued and 28,828,465 outstanding in 2003	346,000	312,000
Additional paid-in capital	269,406,000	230,554,000
Treasury stock, at cost; 2,327,181 common shares in 2004 and 2003	(11,507,000)	(11,507,000)
Accumulated deficit	(243,480,000)	(201,440,000)

Total stockholders’ equity	14,765,000	17,919,000

	$52,242,000	$26,419,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

Revenues:
Services	$11,282,000	$5,134,000	$1,672,000
Hardware	1,519,000	—	—
Software	1,326,000	706,000	—

Total revenues	14,127,000	5,840,000	1,672,000
Costs and expenses:
Cost of revenues	15,878,000	8,211,000	8,999,000
Research and development expenses	9,331,000	5,896,000	6,180,000
Selling, general and administrative expenses	29,399,000	19,907,000	19,335,000
Asset impairment charge	675,000	—	—

Total costs and expenses	55,283,000	34,014,000	34,514,000

Operating loss	(41,156,000)	(28,174,000)	(32,842,000)
Other (expense) income:
Investment and other income	332,000	138,000	319,000
Interest expense	(801,000)	(13,000)	(2,141,000)
Recovery of previously impaired investment	70,000	530,000	96,000

Total other (expense) income	(399,000)	655,000	(1,726,000)

Loss from continuing operations before income taxes	(41,555,000)	(27,519,000)	(34,568,000)
Income taxes	(485,000)	(148,000)	269,000

Loss from continuing operations	(42,040,000)	(27,667,000)	(34,299,000)
Discontinued operations	—	89,000	862,000

Net loss	$(42,040,000)	$(27,578,000)	$(33,437,000)

Basic and diluted loss per common share:
Continuing operations	$(1.33)	$(1.23)	$(2.07)
Discontinued operations	—	—	0.05

Net loss	$(1.33)	$(1.23)	$(2.02)

Weighted average common shares outstanding	31,533,000	23,525,077	18,128,796

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

			Stockholders’ Equity

			Common Stock
	Convertible Preferred
	Stock				Additional			Total
					Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balance, January 1, 2002	—	—	19,861,118	$199,000	$174,583,000	$(11,414,000)	$(135,839,000)	$27,529,000
Common stock issued to Tumbleweed for patents	—	—	116,833	1,000	761,000	—	—	762,000
Common stock issued to Yahoo! for services	—	—	468,514	5,000	2,530,000	—	—	2,535,000
Common stock issued to former employees in lieu of severance	—	—	68,622	1,000	173,000	—	—	174,000
Series A convertible preferred stock issued for cash, net of issuance costs	819,886	2,184,000	—	—	—	—	—	—
Warrants related to Series A convertible preferred stock issued for cash, net of issuance costs	—	—	—	—	964,000	—	—	964,000
Series A convertible preferred stock converted into common stock	(54,327)	(145,000)	51,690	—	145,000	—	—	145,000
Series B convertible preferred stock issued for cash, net of issuance costs	1,304,815	3,213,000	—	—	—	—	—	—
Warrants related to Series B convertible preferred stock issued for cash, net of issuance costs	—	—	—	—	1,420,000	—	—	1,420,000
Series B convertible preferred stock converted into common stock	(58,100)	(156,000)	56,210	1,000	155,000	—	—	156,000
Dividends on Series A and Series B convertible preferred stock	—	557,000	—	—	2,624,000	—	(3,181,000)	(557,000)
Beneficial conversion feature resulting from the issuance of convertible notes payable	—	—	—	—	1,698,000	—	—	1,698,000
Warrants related to convertible notes payable issued for cash, net of issuance costs	—	—	—	—	1,113,000	—	—	1,113,000
Convertible notes payable converted into common stock	—	—	2,141,811	21,000	6,744,000	—	—	6,765,000
Amortization of unearned stock-based compensation	—	—	—	—	2,304,000	—	—	2,304,000
Other	—	—	—	—	67,000	(93,000)	—	(26,000)
Net loss	—	—	—	—	—	—	(33,437,000)	(33,437,000)

Balance, December 31, 2002	2,012,274	5,653,000	22,764,798	228,000	195,281,000	(11,507,000)	(172,457,000)	11,545,000
Issuance of common stock upon exercise of stock options	—	—	2,358,968	23,000	12,942,000	—	—	12,965,000
Series A convertible preferred stock converted into common stock	(765,559)	(2,814,000)	787,424	8,000	2,806,000	—	—	2,814,000
Series B convertible preferred stock converted into common stock	(1,246,715)	(4,244,000)	1,271,653	13,000	4,231,000	—	—	4,244,000
Dividends on Series A and Series B convertible preferred stock	—	1,405,000	—	—	—	—	(1,405,000)	(1,405,000)
Common stock and related warrants issued for cash in private placements, net of issuance costs	—	—	1,566,758	16,000	5,592,000	—	—	5,608,000
Common stock issued for purchase of PocketScript	—	—	362,903	3,000	1,383,000	—	—	1,386,000
Common stock issued for purchase of Elron Software	—	—	1,709,402	17,000	6,316,000	—	—	6,333,000
Promissory note payable converted into common stock	—	—	262,454	3,000	1,010,000			1,013,000
Common stock issued in lieu of cash compensation	—	—	71,286	1,000	483,000	—	—	484,000
Amortization of unearned stock-based compensation	—	—	—	—	550,000	—	—	550,000
Other	—	—	—	—	(40,000)	—	—	(40,000)
Net loss	—	—	—	—	—	—	(27,578,000)	(27,578,000)

Balance, December 31, 2003	—	—	31,155,646	312,000	230,554,000	(11,507,000)	(201,440,000)	17,919,000
Issuance of common stock upon exercise of stock options	—	—	1,005,812	10,000	5,489,000	—	—	5,499,000
Issuance of common stock upon exercise of warrants	—	—	1,379,746	14,000	15,329,000	—	—	15,343,000
Common stock issued for purchase of MyDocOnline	—	—	583,411	6,000	9,031,000	—	—	9,037,000
Valuation of warrants assigned to promissory note payable	—	—	—	—	1,475,000	—	—	1,475,000
Valuation of warrants assigned to convertible promissory notes payable	—	—	—	—	3,511,000	—	—	3,511,000
Employee stock compensation expense	—	—	459,791	4,000	3,890,000	—	—	3,894,000
Amortization of unearned stock-based compensation	—	—	—	—	179,000	—	—	179,000
Other	—	—	—	—	(52,000)	—	—	(52,000)
Net loss	—	—	—	—	—	—	(42,040,000)	(42,040,000)

Balance, December 31, 2004	—	—	34,584,406	$346,000	$269,406,000	$(11,507,000)	$(243,480,000)	$14,765,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Operating activities:
Loss from continuing operations	$(42,040,000)	$(27,667,000)	$(34,299,000)
Non-cash items in loss from continuing operations:
Depreciation and amortization	4,820,000	3,676,000	7,500,000
Amortization of debt financing costs	107,000	—	—
Amortization of discount on convertible promissory notes payable	200,000	—	368,000
Amortization of discount on promissory note payable	315,000	—	—
Acquired in-process research and development	306,000	—	—
Asset impairment charge	675,000	—	—
Employee stock compensation expense	3,894,000	484,000	—
Amortization of unearned stock-based compensation	179,000	550,000	2,478,000
Stock issued to Tumbleweed for patents	—	—	762,000
Stock issued to Yahoo! for services	—	—	1,935,000
Beneficial conversion feature resulting from the issuance of convertible notes payable	—	—	1,698,000
Recovery of investment in Maptuit Corporation	(70,000)	(530,000)	—
Other non-cash expenses	—	13,000	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(1,000)	1,039,000	(214,000)
Other assets	(492,000)	601,000	(262,000)
Accounts payable	718,000	89,000	292,000
Deferred revenue	3,201,000	2,985,000	481,000
Customer deposits	3,968,000	—	—
Accrued and other liabilities	1,453,000	(21,000)	(417,000)

Net cash used by operating activities	(22,767,000)	(18,781,000)	(19,678,000)
Investing activities:
Purchases of property and equipment	(3,393,000)	(2,252,000)	(845,000)
Purchases of marketable securities	(35,582,000)	(11,951,000)	(19,894,000)
Sales and maturities of marketable securities	26,564,000	11,944,000	23,856,000
Purchase of restricted cash investment	(10,103,000)	—	—
Cash received from Maptuit Corporation	70,000	530,000	—
Purchase of PocketScript	—	(50,000)	—
Purchase of MyDocOnline	(282,000)	—	—
Cash acquired in the purchase of Elron Software	—	1,000,000	—

Net cash (used in) provided by investing activities	(22,726,000)	(779,000)	3,117,000
Financing activities:
Proceeds from exercise of stock options	5,499,000	12,965,000	—
Proceeds from exercise of warrants	15,343,000	5,608,000	—
Proceeds from promissory note payable	3,000,000	—	—
Proceeds from convertible promissory notes, net of issuance costs	18,908,000	—	7,509,000
Proceeds from private placement of convertible preferred stock and related warrants, net of issuance costs	—	—	7,781,000

Net cash provided by financing activities	42,750,000	18,573,000	15,290,000

Decrease in cash and cash equivalents	(2,743,000)	(987,000)	(1,271,000)
Cash and cash equivalents, beginning of year	6,599,000	7,586,000	8,857,000

Cash and cash equivalents, end of year	$3,856,000	$6,599,000	$7,586,000

Supplemental cash flow information:
Cash interest paid	$(1,000)	$—	$—
Income tax (payment) refund	$(163,000)	$—	$499,000
Supplemental schedule of noncash investing and financing activities:
Common stock issued for purchase of MyDocOnline (see Note 3)	$9,037,000	$—	$—

Issuance of warrants related to convertible promissory notes payable (see Note 10)	$3,511,000	$—	$—

Issuance of warrants related to promissory note payable (see Note 10)	$1,475,000	$—	$—

Assets acquired on capital lease	$213,000	$—	$—

Insurance premiums financed by short-term note payable (see Note 10)	$193,000	$—	$—

Common stock issued for purchase of PocketScript	$—	$1,386,000	$—

Common stock issued for purchase of Elron Software	$—	$6,333,000	$—

Promissory note payable converted to common stock	$—	$1,013,000	$—

Accretion of dividends on Series A and B convertible preferred stock	$—	$1,405,000	$—

Conversion of Series A and B convertible preferred stock into common stock	$—	$7,058,000	$—

See notes to consolidated financial statements.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Overview and Liquidity
      Zix Corporation (“ZixCorp” or “the Company”) operates in a single reporting segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two categories: Communications Protection and Care Delivery Solutions. By offering two comprehensive sets of products and services, the Company protects organizations from viruses and spam, provides the management tools needed for Web access control and policy-driven email encryption, and provides care delivery solutions for e-prescribing and e-lab results that enable physicians to leverage technology for better patient care.
      In 1999, the Company began developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail, a desktop solution for encrypting and securely delivering email, was first commercially introduced in the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM (Virtual Private Messenger) is an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications. ZixAuditor is an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies. ZixPort provides a secure Web-messaging portal
      In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-prescribing marketplace.
      In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. On March 11, 2005 the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 22).
      In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offers, under the service names of Connecttm and Dr. Chart, a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, and laboratory information solutions. Through the acquisition, the Company believes it has acquired a fully developed product and an installed base of physicians already using the Dr. Chart products. On November 4, 2004 the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition. Accordingly, the Company recognized an asset impairment charge in the third quarter 2004 financial results as discussed below.
      In 2004, the Company has continued to incur significant operating losses and the use of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2005. At December 31, 2004, the Company’s cash and marketable securities totaled $19,856,000. The Company holds an additional $10,374,000 of restricted cash relating to convertible promissory notes (see Note 10). The Company’s future cash requirements depend primarily on the timing and magnitude of cash flows generated from new customer orders. Cash flows will also be impacted by capital expenditure requirements, resources devoted to the additional development of products and services, resources devoted to services deployments and sales and marketing.
      Based on the Company’s organization, operations and debt agreements that existed on December 31, 2004, the Company would have cash requirements for 2005 greater than the December 31, 2004 balance of unrestricted cash and marketable securities of $19,856,000. In 2004, the Company used cash for recurring operating expenses of $26,800,000. Based on the Company’s organization, operations and debt agreements

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that existed on December 31, 2004, it would be likely that the Company would require an equivalent amount of cash in 2005 plus an additional $5,300,000 to service debt obligations and fund on-going operations. Without action, this would result in the Company requiring an additional $12,244,000 in cash funding, increased customer receipts, cost reductions or a combination thereof in 2005. Realizing this, management took action in the first quarter of 2005 to improve its operating efficiency, cash position and to manage the Company’s liquidity through 2005. These include the following:

Actions Taken in First Quarter 2005:

•	Sale of Web Inspector/ Message Inspector (collectively the “Inspector”) Product Line: On March 11, 2005, the Company entered into an agreement to sell the Inspector product line to CyberGuard for $3,336,000 in cash, net of transaction fees totaling $290,000 (see Note 22). These products operated on a cash neutral basis so their elimination will not impact the Company’s on-going operating cash requirements. The sale does not include the current Inspector accounts receivable totaling approximately $374,000 which the Company anticipates collecting from customers in the near term.

•	Workforce Reductions: In January 2005, the Company reduced it workforce by approximately 10%. This was done selectively so that the core business operations and sales momentum would not be adversely impacted. The Company forecasts that the reduction will result in a net improvement of $2,500,000 to $3,000,000 (unaudited) in cash expenditures during 2005.

•	Restructure $20,000,000 Convertible Promissory Notes Payable: The Company agreed to amend the terms of its convertible promissory notes payable on March 16, 2005 (see Note 10). The new terms will allow the Company to repay the first $5,000,000 installment, which was scheduled to be paid in cash in November 2005, in stock prior to July 31, 2005 (see Note 22).

Improvements from Secure Messaging as a result of the subscription model of the business:

•	Continued Growth of Secured e-Messaging Business: The Company expects incremental cash receipts in the range of $3,500,000 to $5,500,000 (unaudited) compared to 2004 for the Secure Messaging products. This growth is somewhat predicable based on past trends due to the subscription nature of the business, whereby, the Company has been consistently adding new annual service contracts while experiencing very minimal attrition of existing and renewing customers. At the low end of this range, the Company assumes they will collect contractually billed amounts, experience continued renewal rates of 95%, and continue new customer orders at the same rate demonstrated over the last 2 years. Should new first year customer orders increase 20% quarter on quarter throughout 2005, the high end of the range should be reached.
      Based on the above, the Company believes it has adequate resources and liquidity to sustain operations through 2005 and is targeting incremental cash flow improvements throughout the year to augment its liquidity going into 2006. However, operating in emerging markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. To the extent needed, the Company would further augment its cash flow position through additional cost reduction measures, sales of non-core assets, additional financings or a combination of these actions.

2.	Basis of Presentation and Summary of Significant Accounting Policies
      Consolidation — The consolidated financial statements of the Company include the accounts of all its wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions are eliminated in consolidation.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. Management reviews its estimates on an ongoing basis, including those related to the carrying value of long-lived assets and goodwill, expected useful life of property and equipment and the valuation allowance for its U.S. deferred tax assets. Revisions to such estimates are based upon currently available facts and circumstances.
      Cash Equivalents and Marketable Securities — Cash investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalents are considered restricted if the Company does not have direct, immediate access to the moneys or use is otherwise restricted by debt requirements or other agreements. All restricted cash is classified as a non-current asset.
      Marketable securities not considered cash equivalents are classified as “available-for-sale” and reported at fair value.
      Property and Equipment, Long-Lived and Other Intangible Assets, Depreciation and Amortization — Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer equipment and software — three years; leasehold improvements — the shorter of five years or the lease term; and office equipment, furniture and fixtures — five years. Intangible assets, which were acquired in the third quarter of 2003 in connection with the acquisitions of PocketScript and Elron Software, and in the first quarter 2004 for MyDocOnline are amortized using the straight-line method over their estimated useful lives of three or four years.
      The Company reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment and intangible assets is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value.
      Goodwill — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill, which resulted from the acquisition of Elron Software and MyDocOnline, is not being amortized. Goodwill is tested for impairment in the fourth quarter annually and between annual tests in certain circumstances. Goodwill is tested for impairment at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. For purpose of the annual goodwill impairment evaluation, the Company has identified two separate reporting units: Communications Protection and Care Delivery. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment loss, if any. Further, in the event that the carrying amount of the Company as a whole is greater than its market capitalization, there is a potential likelihood that some or all of its goodwill would be considered impaired. No impairment of goodwill has been recognized for any of the periods presented.
      Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At December 31, 2004, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $85,528,000, reflecting the Company’s historical losses and the uncertainty of future taxable income.
      Leases — A lease that meets the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. The Company has only one lease that is classified as a capital lease. Lease renewal options which the Company is “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating lease. ZixCorp had five leases with renewal terms at December 31, 2004. The Company will likely only choose to exercise one of the five renewal options. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.
      Revenue Recognition — The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by SOP 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, Emerging Issues Task Force (“EITF”) Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements.
      The Company develops, markets, licenses and supports computer software products and services. The Company’s products can be placed into several key revenue categories where each category has similar revenue recognition traits; Communications Protection subscription-based services, perpetual software license sales, the PocketScript e-prescribing application, various transaction fees and professional services. A majority of the revenues generated by the Company are through direct sales; however, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue will be recognized until the customer accepts the product.
      Subscription-based services include the Communication Protection services of ZixMail, ZixVPM, ZixPort, ZixAuditor, anti-spam signatures subscription, and anti-virus subscriptions as well as certain products acquired from MyDocOnline. These products include delivering licensed software and providing customer support and secure electronic communications throughout the subscription period. The customer is often provided an appliance during the subscription period with pre-installed software or contractually subscribes to a data center resident service. In a subscription service, the customer typically does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the subscription. Subscriptions are generally annual non-refundable contracts. The subscription period begins on the date specified by the parties when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.
      In 2004, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions and certain products acquired from MyDocOnline to customers under perpetual licensing arrangements. These perpetual software licenses are normally sold as part of multiple-element arrangements that include annual maintenance and/or subscription, and may include implementation or training services. Acceptance for these products is generally when delivered if they are self installable by the customer and upon installation if installation is required to be done by ZixCorp professional services. These products are primarily self installed. Where VSOE has not been established for undelivered elements, revenue for all elements is deferred until those elements are delivered or their fair values determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the fair value related to the undelivered elements and recognize as revenue the

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon maintenance that was sold separately. Maintenance revenue is recognized over the term of the maintenance agreement, generally one year.
      The Company recognizes revenue on the PocketScript e-prescribing service as a multiple element arrangement with separate units of accounting. VSOE is determined for the undelivered elements, and the residual value is assigned to the hardware device and is recognized upon installation of the device at an end-user location. Installation is determined by physical delivery of a functioning product. The fair values of the undelivered elements relate to ongoing services and are recognized ratably over the period of the service. The Company establishes VSOE for the service elements based upon contract renewal rates or fair market values if the element is commonly sold by others.
      Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs. For contracts with customers to provide certain professional services as standalone offerings, the Company recognizes revenue as the services are rendered and utilizes the percentage of completion method when appropriate.
      The Company’s services include various warranty provisions. The Company accrues warranty costs at the time it recognizes revenues. Warranty expense was not material to any period presented.
      Software Development Costs — Costs incurred in the development and testing of software used in the Company’s secure messaging and electronic prescription services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Certain costs incurred during development of these software applications, including costs of materials, services and payroll and payroll-related costs for employees directly associated with the development project, qualify for capitalization. Due to the uncertainty of the amount and timing of future net revenues to be generated from these services, all development costs incurred through December 31, 2004 related to such services have been expensed and are included in research and development expenses.
      Costs for the development of new software solutions and substantial enhancements to existing software solutions are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. No research and development costs have been capitalized because the Company believes that technological feasibility is established concurrent with general release to customers.
      Advertising Expense — Advertising costs are expensed as incurred and totalled $735,000 in 2004, $1,400,000 in 2003 and $2,898,000 in 2002.
      Stock-based Employee Compensation — The Company has various stock-based compensation plans covering employees and directors as more fully described in Note 12. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company used the intrinsic value method to account for stock-based compensation plans under the provisions of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for the Company’s stock-based compensation been determined consistent with the fair value method of SFAS 123, the Company’s net loss and loss per common share would have been as follows:

	2004	2003	2002

Net loss, as reported	$(42,040,000)	$(27,578,000)	$(33,437,000)
Add employee stock compensation expense recorded under the intrinsic value method	1,115,000	—	1,590,000
Deduct pro forma stock compensation expense computed under the fair value method	(9,214,000)	(4,502,000)	(3,174,000)

Pro forma net loss	$(50,139,000)	$(32,080,000)	$(35,021,000)

Basic and diluted pro forma loss per common share	$(1.59)	$(1.42)	$(2.11)

      The Company used the Black-Scholes option pricing model to determine the fair value of option grants made during 2004, 2003 and 2002. The following weighted average assumptions were applied in determining the pro forma compensation cost:

	2004	2003	2002

Risk-free interest rate	1.86%	1.77%	2.56%
Expected option life	2.5 years	2.5 years	2.7 years
Expected stock price volatility	108%	103%	129%
Expected dividend yield	—	—	—
Fair value of options:
Granted at market price	$4.23	$2.63	$3.18
      Earnings Per Share — Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Preferred stock dividends are included in the losses applicable to common stock for the EPS calculation. The Company’s basic and fully diluted EPS calculation are the same as the increased number of shares that would be included in the diluted calculation from assumed exercise of common stock equivalents would be anti-dilutive to the net loss in each of the years shown.
      Comprehensive Loss — Comprehensive loss is defined as net loss and all other changes to equity from nonowner sources. There were no other such changes to equity for 2004, 2003 and 2002.
      Reclassifications — Certain prior year amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on the prior year’s stockholder’s equity or results or operations.
Recent Accounting Pronouncements
      SFAS No. 123(R), “Share-Based Payment” — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. It establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS 123(R) requires the fair-value based method for measuring and recognizing the cost of stock-based compensation.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      When adopted SFAS No. 123(R) will replace the intrinsic value measurement objective in APB Opinion 25 and will require companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, “the requisite service period” (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.
      ZixCorp is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting after June 15, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, the Company must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date.
      Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.
      Under both methods, companies are permitted to use either a straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits early adoption.
      ZixCorp has commenced analyzing the impact of SFAS 123(R), but have not yet decided: (1) whether the Company will elect to adopt early, (2) if the Company elects to adopt early, then at what date would it do so, (3) whether the Company will use the modified prospective method or elect to use the modified retrospective method, and (4) whether the Company will elect to use straight-line amortization or an accelerated method. Additionally, the Company cannot predict with reasonable certainty the number of options that will be unvested and outstanding in the future.
      Accordingly, the Company cannot currently quantify with precision the effect that this standard would have on its financial position or results of operations in the future, except that the Company will probably recognize a greater expense for any awards that may be granted in the future than would have been recognized under current guidance.
      EITF No. 04-8, “The effect of Contingently Convertible Instruments on Diluted Earning Per Share” — In November 2004 the EITF issued Abstract No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earning Per Share which provides guidance on the impact of contingently convertible debt on diluted earnings per share calculations. EITF 04-8 became effective upon issuance. The adoption of EITF 04-8 did not have an impact on the Company’s diluted earnings per share as the Company had a net loss for 2004.
      FSP FAS129-1, “Disclosure Requirements under FASB Statement No. 129 Relating to Contingently Financial Instruments” — In April 2004 the FASB issued Staff Position (“FSP”) FAS129-1, Disclosure Requirements under FASB Statement No. 129 Relating to Contingently Convertible Financial Instruments which outlines the disclosure requirements for convertible debt and became effective upon issuance. The Company has complied with FSP FAS129-1 in disclosing its debt obligations at December 31, 2004 (see Notes 10 and 13).

3.	Business Acquisitions

MyDocOnline, Inc.
      On January 30, 2004, the Company acquired substantially all of the operating assets and the business and assumed certain liabilities of MyDocOnline, a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA pursuant to an asset purchase agreement. The considera-

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tion for the net assets acquired consisted of 583,411 shares of the Company’s common stock. Subsequent to the acquisition of MyDocOnline, Aventis was acquired by another company and their name has changed to Sanofi-Aventis.
      The components of the aggregate cost of the acquisition are as follows:

Fair market value of 583,411 shares of the Company’s common stock	$9,037,000
Transaction costs	282,000

Total acquisition cost	$9,319,000

      The fair market value of the Company’s common stock for financial accounting purposes was calculated using the five-day average of the closing prices on the date that the terms were agreed to and announced and the two trading days before and after such date.
      Using third-party valuations of certain intangible assets, the cost of the acquisition of MyDocOnline has been allocated to in-process research and development and to the identified assets and liabilities acquired based on estimates of fair values with the remainder recorded as goodwill as follows:

Working capital items:
Receivables and prepaid expenses	$354,000
Deferred revenue	(140,000)

Net working capital acquired	214,000
Property and equipment	1,292,000
Customer relationships	658,000
Developed technology	2,051,000
Goodwill	4,798,000
In-process research and development	306,000

$9,319,000

      The value of the acquired developed technology, customer relationships and in-process research and development was determined by discounting the estimated future net cash flows from the related assets using a discount rate of 31%. In-process research and development was immediately expensed and is recorded in research and development expenses in the consolidated statement of operations. Values assigned to developed technology and customer relationships are being amortized to cost of revenues and selling, general and administrative expenses, respectively, on a straight-line basis over three to five years from the acquisition date. The acquired goodwill is not expected to be deductible for tax purposes.
      The results of operations of MyDocOnline are included in the Company’s results of operations from the date of closing. Revenues from the acquired business of MyDocOnline for the year ended December 31, 2004 totaled $451,000.
      Subsequent to purchasing MyDocOnline, the Company determined that it would focus on two core markets and reduce costs relating to the Company’s solutions and services in non-core markets. Management determined that the Company should reduce costs relating to the Connect service which was a product acquired in the MyDocOnline acquisition. Accordingly, ZixCorp decided to suspend research and development investment for the Connect service, cease sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrate existing Connect customers to other vendors. These decisions have significantly and adversely changed the extent and use of the Connect service, for which the Company has recorded an identifiable intangible asset. The resulting test for recoverability of the

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
developed technology resulted in an asset impairment charge of $675,000, reflected in the 2004 Consolidated Statements of Operations (see Note 7).

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
      The cost of the acquisition of Elron Software has been allocated based on estimates of fair value with the remainder recorded as goodwill as follows:

Working capital items:
Cash	$1,000,000
Receivables and prepaid expenses	587,000
Accounts payable and accrued liabilities	(487,000)
Deferred revenue	(776,000)

Net working capital acquired	324,000
Property and equipment	113,000
Developed technology	943,000
Customer contracts and relationships	1,336,000
Trademarks and trade names	432,000
Goodwill	4,321,000

$7,469,000

      The values for the acquired deferred revenue, developed technology, customer contracts and relationships and trademarks and trade names were determined by management, based on an third-party valuation. The asset values were established by discounting the estimated future net cash flows from the related assets using a discount rate of 20%. Developed technology and trademarks and trade names are being amortized to expense on a straight-line basis over three years from the acquisition date. Customer contracts and relationships are being amortized to expense on a straight-line basis over four years from the acquisition date. Deferred revenue was recorded at its fair value on the acquisition date and is being amortized to revenues ratably over the remaining contractual maintenance periods. The acquired goodwill is deductible for tax purposes.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 11, 2005 the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 22).

PocketScript, Inc.
      On July 22, 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, a privately held development-stage enterprise that provides electronic prescription solutions for the healthcare industry. The results of operations of PocketScript are included in the Company’s results of operations from the date of acquisition. PocketScript’s historical operating results are insignificant compared to the Company’s historical operating results.
      The components of the aggregate cost of the acquisition are as follows:

Cash payment	$50,000
Fair market value of 362,903 shares of the Company’s common stock	1,386,000
Transaction costs	21,000

Total acquisition cost	$1,457,000

      The fair market value of the Company’s common stock for financial accounting purposes was calculated using the five-day average of the closing prices on the date of the acquisition and the two trading days before and after such date.
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

Consolidated Pro Forma Information
      The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of MyDocOnline and Elron Software had occurred as of January 1, 2003. The pro forma information has been prepared by combining the results of operations of the Company, MyDocOnline and Elron Software, with adjustments to record the amortization of intangible assets resulting from the allocation of the cost of the acquisitions, to eliminate the historical expenses of MyDocOnline and Elron Software for amortization of intangible assets that were excluded from the assets acquired by the Company and to eliminate the historical interest expense on the intercompany debt of MyDocOnline and Elron Software, which was excluded from the liabilities acquired by the Company. Adjustments related to the MyDocOnline acquisition include the recording of interest expense on the promissory note payable to Aventis. In addition, adjustments related to the Elron Software acquisition include the elimination of historical expenses for stock compensation, the recording of interest expense and adjustments to recognized revenues resulting from the application of purchase accounting. The pro forma information does not purport to be indicative of what would

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have occurred had the acquisition occurred as of January 1, 2003, or the results of operations that may occur in the future. PocketScript is not included in the pro forma information as its operations were not significant.

2003

Revenues	$11,167,000

Net loss	$(56,841,000)
Preferred stock dividends (see Note 11)	(1,405,000)

Net loss applicable to common stock	$(58,246,000)

Basic and diluted loss per common share	$(2.31)

Weighted average shares used in per share calculation	25,251,212

      Because the acquisition of MyDocOnline occurred early in 2004 and the operations of Elron for 2004 are included in the statement of operations for the year ended December 31, 2004, the pro forma results for the acquisition of MyDocOnline for 2004 are not shown as they would not be materially different from the statement of operations for the year ended December 31, 2004.

4.	Restricted Cash and Marketable Securities
      Restricted cash of $10,374,000 at December 31, 2004 relates primarily to a debt covenant requiring the Company to maintain a minimum of $10,000,000 on deposit through November 2007 (see Note 10). On March 16, 2005, the Company agreed to restructure the convertible promissory notes payable and related covenants (see Note 22).
      Marketable securities are classified as available-for-sale and consist of the following:

	December 31

	2004	2003

Commercial paper	$—	$4,990,000
Asset-backed securities	16,000,000	1,992,000

	$16,000,000	$6,982,000

      The investments are recorded at their fair values and have maturity dates ranging from 2034 to 2044. The asset-backed securities at December 31, 2004 have certain 28-day interest rate reset features; therefore, the fair value equals the amount paid for the instruments.

5.	Accounts Receivable

	December 31

	2004	2003

Gross accounts receivable	$3,732,000	$2,306,000
Allowance for returns and doubtful accounts	(74,000)	(93,000)
Unpaid portion of deferred revenue	(3,097,000)	(1,854,000)

Receivables, net	$561,000	$359,000

      The reduction for deferred revenue represents future customer service or maintenance obligations which have been billed to customers but remain unpaid as of the respective balance sheet dates. Deferred revenue on the Company’s consolidated balance sheets represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

	December 31

	2004	2003

Computer equipment and software	$32,467,000	$29,757,000
Leasehold improvements	4,581,000	4,622,000
Office equipment, furniture and fixtures	1,333,000	1,084,000

	38,381,000	35,463,000
Less accumulated depreciation and amortization	(33,357,000)	(32,312,000)

	$5,024,000	$3,151,000

      Computer equipment and software includes $213,000 of assets recorded under a capital lease. At December 31, 2004 the Company had recorded $6,000 in accumulated amortization related to these assets. There were no assets recorded under a capital lease at December 31, 2003.
      The Company’s continuing operations include depreciation and amortization expense related to property and equipment of $3,025,000 in 2004, $3,228,000 in 2003, and $7,500,000 in 2002.

7.	Intangible Assets and Goodwill
      At December 31, 2004, the Company’s intangible assets, all of which are subject to amortization, were comprised of the following, which resulted from the third quarter 2003 acquisitions of PocketScript and Elron Software and the first quarter 2004 acquisition of MyDocOnline:

	December 31, 2004			December 31, 2003

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Developed technology	$3,541,000	$1,347,000	$2,194,000	$2,269,000	$289,000	$1,980,000
Customer contract and relationships	1,994,000	596,000	1,398,000	1,336,000	111,000	1,225,000
Trademarks and trade names	432,000	192,000	240,000	432,000	48,000	384,000

Total intangible assets	$5,967,000	$2,135,000	$3,832,000	$4,037,000	$448,000	$3,589,000

      The weighted average useful lives for developed technology, customer contracts and relationships, and trademarks and trade names are 3.7 years, 4 years and 3 years, respectively.
      Amortization expense relating to intangible assets totaled $1,791,000 and $448,000 for the years ended December 31, 2004 and 2003, respectively.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in the intangible assets in 2004 were as follows:

		Accumulated
	Cost	Amortization

Beginning balance at January 1, 2004	$4,037,000	$448,000
MyDocOnline acquisition	2,709,000	—
Asset impairment charge	—	675,000
Straight line amortization of intangibles	—	1,791,000
Less write-off of impaired asset	(779,000)	(779,000)

Ending balance at December 31, 2004	$5,967,000	$2,135,000

      Impairment Charge — During the third quarter of 2004, the Company determined that it would focus on the Company’s two core markets and reduce costs relating to the Company’s solutions and services in non-core markets. Company management determined that the Company should reduce costs relating to the Connect service which was a product acquired in the MyDocOnline acquisition. The Connect service is a subscription-based Web service that enables patients and physicians to securely communicate online for a variety of purposes, including online doctor visits, administrative questions, appointment requests, billing questions, prescription requests and referral requests. The Company determined that continuing to operate the MyDocOnline Connect service was not consistent with the Company’s business and financial goals. Accordingly, Company management determined that it would suspend research and development investment for the Connect service, cease sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrate existing Connect customers to other vendors. As a result, an impairment of the developed technology asset was recognized for $675,000.
      The expected future intangible amortization expense is as follows:

2005	$1,728,000
2006	1,391,000
2007	545,000
2008	155,000
2009	13,000

Total	$3,832,000

      At December 31, 2004 the Company had recorded goodwill (not subject to amortization) totaling $9,119,000. This consisted of $4,321,000 recorded in association with the acquisition of Elron Software in the third quarter 2003 and $4,798,000 recorded in association with the acquisition of MyDocOnline in the first quarter 2004. The Elron Software related goodwill was assigned to the Communication Protection reporting unit and the MyDocOnline goodwill was assigned to the Care Delivery reporting unit. The Company evaluates its goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There has been no change to the carrying amount of goodwill.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

	2004	2003

Employee compensation and benefits	$2,056,000	$1,824,000
Professional fees	481,000	129,000
Taxes	884,000	254,000
Insurance	160,000	82,000
Interest	178,000	—
Other	950,000	933,000

Total accrued expenses	$4,709,000	$3,222,000

9.	Customer Deposit
      A Master Services Agreement was entered into with Aventis, Inc. (“Aventis”) for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 3) for the performance, by ZixCorp, of various future services. The services are to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. Subsequent to the MyDocOnline acquisition, Aventis merged with Sanofi and the rights under this agreement were transferred to the new company, Sanofi-Aventis. The January 30, 2005 deadline was subsequently extended to April 11, 2005. Aventis will forfeit any unused amounts annually if services are not requested by Aventis in accordance with the terms of the Master Services Agreement. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
      Since the Company’s services to be provided to Aventis have not yet been fully defined, the $4,000,000 payment has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local, or foreign law, in the event ZixCorp files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of December 31, 2004, the Company has provided $40,000 of services to Aventis under this Master Services Agreement.
      The Company also holds an additional $8,000 customer deposit relating to a separate customer agreement.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Notes Payable
      Total notes payable at December 31, 2004 are as follows:

				At December 31, 2004
	Stated	Effective				Total	Net Book
	Interest	Interest	Note	Cash Value	Unamortized	Payments	Value of
	Rate	Rate	Expiration	of Notes	Discount	Made	Notes

Convertible promissory notes payable	5.3%	14.6%	Nov 2008	$20,000,000	$(2,805,000)	$—	$17,195,000
Promissory note payable	4.5%	11.0%	Mar 2007	2,700,000	(860,000)	—	1,840,000
Short-term promissory note	5.1%	5.1%	Oct 2005	212,000	—	(19,000)	193,000

Total notes payable				$22,912,000	$(3,665,000)	$(19,000)	$19,228,000

Convertible Promissory Notes Payable
      On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (together with Omicron, the “Investors”), pursuant to which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and related warrants. The notes convert into the Company’s common stock at a conversion price of $6.00 per share, which could potentially be adjusted in accordance with certain anti-dilution adjustments. At the initial conversion price, the notes would convert into an aggregate of 3,333,333 shares of ZixCorp common stock.
      The principal was payable in four equal annual installments of $5,000,000 beginning November 2, 2005. If the Company’s common stock closes above $6.00 per share for 15 of 20 days before the annual payment date, the scheduled principal repayments may be made in common stock. The Company has the right to prepay the principal amount owing under the notes at any time at 105% of the outstanding principal amount of the notes, plus accrued interest. In addition, the Company must issue immediately exercisable warrants to the Investors equaling 70% of the common stock that would be issued to the Investors to retire the principal and interest assuming the notes and interest were converted to the Company’s common stock. The exercise price of these warrants, if issued, would be $6.00 and the term of this warrant will be identical to the remaining term of the note. On March 16, 2005, the Company agreed to restructure these notes and related warrants (see Note 22).
      The notes’ stated interest rate is the six-month LIBOR (2.3% on November 2, 2004) plus 300 basis points and is reset every six months. At the Company’s option, interest on the notes is payable quarterly in cash or common stock valued at a 10% discount to the volume weighted average price for the Company’s common stock for a specified number of trading days preceding the interest payment date.
      The Investors may convert the notes into the Company’s common stock at the conversion price at any time. However, the Company has the right to force the conversion of the notes at $6.00 if the Company’s common stock closes above $11.00 per share for 15 of 20 days before the annual payment date and if the following conditions are met:

1.	no “event of default” or “repurchase event,” as such terms are defined in the convertible notes, under the notes has occurred,

2.	there is an effective registration statement on file with the SEC covering the shares of stock to be issued with respect to the payment of principal and the registration statement has been effective during the 20 consecutive trading days preceding the principal payment date and is reasonably expected to be effective for at least 30 days following the issuance of the shares; and

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	110% of the sum of the number of common stock shares to be issued to a particular holder on the scheduled principal payment date, plus the number of common stock shares previously issued to that holder, plus the number of common stock shares then issuable upon conversion of the note held by that holder or exercise of the warrants held by that holder is less than the portion of a maximum share amount allocated to such holder (initially 3,407,801 shares for each original note holder).
The notes have weighted average anti-dilution provisions that would cause an adjustment to the conversion price and the number of shares issuable under the notes upon the occurrence of issuances of equity securities or convertible equity securities at prices below the then-effective conversion price or other specified dilutive events such as stock splits, stock dividends, recapitalizations, certain repurchases by the Company of its shares, and certain dividends and distributions made by the Company.
      The Investors have the right to require the Company to repurchase the notes in cash upon the occurrence of specified “repurchase events,” such as a change in control or events of default while the notes are outstanding. Additionally, the notes contain restrictive covenants, including covenants that prohibit the Company from incurring certain indebtedness, establishing certain liens on the Company’s assets or issuing any variable priced securities. At December 31, 2004 the Company was in compliance with all debt requirements.
      The Company was required to place certain proceeds from the notes into a restricted collateral account. The amount of cash collateral required to be maintained in this account is 50% of the aggregate principal amount outstanding (initially $10,000,000). The requirement for the Company to maintain the collateral account is removed if the Company attains two consecutive quarters of net income, assuming the Company is otherwise in compliance with its obligations under the convertible notes and related transaction documents and no “event of default” or “repurchase event,” as such terms are defined in the convertible notes, has occurred. Separately, the Company is required to maintain cash (including the cash collateral held in the collateral account) and cash equivalents of $10,000,000 through November 2, 2007, and $5 million thereafter for so long as the notes are outstanding.
      In connection with the issuance of the convertible notes, the Company issued, to the Investors, warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 a share all of which were outstanding at December 31, 2004. The warrants are immediately exercisable and expire November 2, 2009. The warrants were valued at $3,033,000 using the Black-Scholes Option Pricing Model” (“BSOPM”) and the following assumptions: contractual life of five years, risk free interest rate of 3.34%, volatility of 80% and no dividends payable during the contractual term. The Company accounted for the notes and related warrants using the provisions of EITF Abstract No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock and APB No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Under the provisions of EITF 00-19 the notes should be recorded as a liability as they do not meet the requirements of being accounted for as equity. Under the provisions of APB 14, the proceeds received from the notes should be allocated between the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at time of issuance, $3,005,000 of the note proceeds were allocated to the warrants and recorded as a discount against the note and is being amortized to interest expense using the effective interest method over the term of the notes.
      The Company also incurred $1,092,000 of financing costs related to the issuance of the convertible notes including $1,000,000 of commission paid to investment bankers. In addition, ZixCorp issued warrants to the investment bankers to purchase 166,667 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants are immediately exercisable and expire November 2, 2009. The warrants were valued at $506,000 using the BSOPM and the same assumptions that were used to value the Investor’s warrants. The total financing costs of $1,598,000 are being amortized to interest expense using the effective interest method over the term of the notes. For the year ended December 31, 2004, interest expense of

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$107,000 was recognized in the statement of operations and the remaining $1,491,000 is recorded as deferred financing costs on the balance sheet at December 31, 2004.
      The effective interest rate on the notes after discount, financing costs and stated interest rate are considered is 14.6%. Total interest expense recognized on the notes in 2004 was $485,000 and consisted of $178,000 of stated interest, $200,000 of discount amortization and $107,000 of financing cost amortization.
      On March 16, 2005, the Company agreed to restructure the $20,000,000 Notes and related warrants with the Investors (see Note 22). The classification of the current portion of the notes of $3,848,000 is based on the scheduled cash payments as of December 31, 2004. However, the restructuring allows the Company to make some payments in common stock.

Promissory Note Payable
      Concurrent with the MyDocOnline acquisition (see Note 3), Sanofi-Aventis, SA loaned the Company $3,000,000 due March 15, 2007, which loan bears interest at an annual rate of 4.5%. The loan is evidenced by a promissory note and secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement. Interest on the note is payable only in services provided by the Company to Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Aventis’ discretion and after the $4,000,000 customer deposit from Aventis under the Master Services Agreement has been consumed (see Note 9), the principal portion of the note may be paid in the form of additional services provided to Aventis by the Company pursuant to the terms of such services agreement. Should Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
      Concurrent with the issuance of the note payable to Aventis, the Company issued warrants to purchase 145,853 shares of ZixCorp common stock all of which were outstanding at December 31, 2004. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the BSOPM and the following assumptions: contractual life of three years, risk-free interest rate of 5%, volatility of 100% and no dividends payable during the contractual term. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company.

Short-term Note Payable
      In December 2004, ZixCorp issued an 11-month note payable to Cananwill, Inc (“Cananwill”) to finance the Company’s 2005 commercial insurance policies. The note has a face value of $212,000 and a stated interest rate of 5.15%. Payments are made monthly.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Equity Financing Arrangements and Related Warrants

Warrants Summary
      Below is a summary of warrant activity during 2004:

	December 31,
	2003		Warrants			December 31,
	Warrants	Exercise	Issued/	Exercise	Expired	Warrants	Warrant
Warrant Grants:	Outstanding	Price	(Exercised)	Cash Received	Warrants	Outstanding	Expiration

2003 Private Placement	191,533	$4.96	(10,081)	$50,000	—	181,452	June 2007
Private placement of convertible equity securities	648,172	3.51	—	—	—	648,172	Sept 2005
Series A Convertible Preferred Stock	243,899	4.42	—	—	—	243,899	Sept 2006
Series B Convertible Preferred Stock	421,284	4.42	(150,775)	666,000	—	270,509	Sept 2006
2002 private placement of equity securities	916,667	57.60	—	—	—	916,667	May 2010
2002 private placement of equity securities	1,222,223	12.00	(1,218,890)	14,627,000	(3,333)	—	—
Promissory note payable (see Note 10)	—	13.01	145,853	—	—	145,853	Jan 2006
Convertible promissory note payable (see Notes 10 and 22)	—	6.00	1,000,000	—	—	1,000,000	Nov 2009
Debt broker warrants (see Note 10)	—	6.00	166,667	—	—	166,667	Nov 2009

Total	3,643,778		(67,226)	$15,343,000	(3,333)	3,573,219

      The equity financing arrangements in which the warrants were included are explained below.

2003 Private Placement of Common Stock and Warrants
      In June 2003, the Company completed private placements whereby the Company received an aggregate of $5,750,000 in cash, excluding issuance costs of $142,000, in exchange for 1,566,758 shares of common stock and warrants to purchase 231,855 shares of common stock. The shares of common stock were sold at a price of $3.67 per share and the warrants have an exercise price of $4.96 per share. The warrants were exercisable when issued and expire in June 2007 and were valued at $148,000 using the Black-Scholes Option Pricing Model” (“BSOPM”). At December 31, 2004, warrants to purchase 181,452 shares of the Company’s common stock were outstanding.

2002 Private Placement of Convertible Equity Securities and Related Transactions in 2003
      In September 2002, the Company completed private placements whereby the Company received an aggregate of $16,000,000 in cash in exchange for convertible notes, two separate series of convertible redeemable preferred stock and warrants to purchase the Company’s common stock.
      Issuance and Conversion of Convertible Notes — In September 2002, the Company issued $8,000,000 in convertible notes (“Notes”) with a coupon rate of 6.5%. The note holders had the right at any time to convert the Notes into shares of the Company’s common stock at a conversion price of $3.78 per share. In the fourth quarter of 2002, the note holders converted the Notes and related accrued interest into 2,141,811 shares of the Company’s common stock. Upon completion of the conversion of the Notes into the Company’s common

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock, the Company incurred an additional $250,000 of issuance costs which was recorded as a reduction to additional paid in capital.
      In connection with the issuance of the Notes, the note holders received immediately exercisable warrants to purchase 386,473 shares of the Company’s common stock at a price per share of $4.14. These warrants expire in September 2005 and were valued at $1,148,000 using the BSOPM. Under the provisions of APB 14, the proceeds received from the Notes should be allocated between the Notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at time of issuance, $1,698,000 of the note proceeds were allocated to the warrants and recorded as a discount against the note and is being amortized to interest expense using the effective interest method over the term of the notes. This issuance discount on the notes was being amortized, as interest expense, based upon the expected redemption dates of the Notes using the effective interest rate method, resulting in an effective interest rate of 29.5%, including the 6.5% interest coupon on the Notes. Separately, as a result of the significant issuance discount on the Notes, in the third quarter of 2002, the Company recorded a non-recurring, non-cash interest expense charge of $1,698,000, with an offsetting increase to additional capital, representing the beneficial conversion feature resulting from the Notes being convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date the Notes were issued. From the date of issuance of the Notes until the dates of their conversion, the Company recognized non-cash interest expense of $368,000 from the amortization of the issuance discount.
      In April 2003, the Company and the former noteholders completed a warrant exercise and replacement program whereby the Company received $1,600,000 in cash as a result of the noteholders exercising their original warrants and issued replacement warrants to the noteholders to purchase 455,017 shares of the Company’s common stock at $5.00 per share. Subsequently, as a result of the Company’s private placement in June 2003, the Elron Software acquisition in September 2003, and certain anti-dilution provisions of the replacement warrants, the price per common share pursuant to these replacement warrants was reduced from $5.00 to $3.51 and the number of common shares available for purchase was increased from 455,017 to 648,172. All warrants were outstanding at December 31, 2004.
      Series A Convertible Preferred Stock — In September 2002, the Company received total proceeds of $3,250,000 in exchange for shares of a newly created Series A Convertible Preferred Stock (“Series A”) and warrants to purchase 288,244 shares of the Company’s common stock. The Series A accrued cumulative dividends at the rate of 6.5% per annum and were initially convertible into 780,085 shares of the Company’s common stock at $4.12 per share. The warrants to purchase shares of the Company’s common stock issued to the Series A investors have a current exercise price per share of $4.42 subject to anti-dilution adjustments, became exercisable in March 2003 and expire in September 2006. Series A investors were comprised of Antonio R. Sanchez, Jr., a former director and father of a current director, and a current beneficial owner of approximately 8.7% of the Company’s common stock, and related entities; John A. Ryan, the Company’s chairman and chief executive officer; and David P. Cook, founder of the Company, who invested $2,000,000, $750,000 and $500,000, respectively.
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
      Upon their issuance, the fair value of the warrants issued to the Series A investors, was $960,000 using the BSOPM. The fair value of the warrants was recorded as a reduction in the carrying value of the Series A.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying value of the Series A was being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. As a result of the significant issuance discount on the Series A, the Company recorded a non-recurring, non-cash preferred stock dividend of $897,000, representing the beneficial conversion feature resulting from the Series A being convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date of issuance. The Company recorded Series A preferred stock dividends of $562,000 in 2003 and $1,110,000 in 2002. At December 31, 2004, warrants to purchase 243,899 shares of the Company’s common stock were outstanding at an exercise price of $4.42 per share.
      Series B Convertible Preferred Stock — In September 2002, the Company received total proceeds of $4,750,000 in exchange for shares of a newly created Series B Convertible Preferred Stock (“Series B”) and warrants to purchase 421,284 shares of the Company’s common stock at $4.42 per share, subject to anti-dilution adjustments. The Series B accrued cumulative dividends at the rate of 6.5% per annum and was initially convertible into 1,242,680 shares of the Company’s common stock at $3.78 per share. The warrants became exercisable in March 2003 and expire in September 2006. Series B investors included George W. Haywood, a private investor and current beneficial owner of approximately 16.0% of the Company’s common stock, who invested $3,450,000.
      In December 2002, $212,000 of Series B and related accrued dividends was voluntarily converted into 56,210 shares of the Company’s common stock and in January 2003, $291,000 of Series B and related accrued dividends was voluntarily converted into 77,040 shares of the Company’s common stock. In May, July and September of 2003, $487,000, $492,000, and $497,000 of Series B and related accrued dividends was redeemed by the Company as scheduled by issuing 128,864, 138,254 and 132,272 shares of the Company’s common stock, respectively. On September 30, 2003, after the Company’s common stock price had closed above $5.67 for ten consecutive trading days, the Company elected to convert the remaining $2,990,000 of Series B and related accrued dividends into 795,223 shares of the Company’s common stock at $3.76 per share.
      Upon their issuance, the fair value of the warrants issued to the Series B investors, was $1,403,000 using the BSOPM. The fair value of the warrants was recorded as a reduction in the carrying value of the Series B. The carrying value of the Series B was being accreted, as preferred stock dividends, to their redemption value plus accrued dividends at 6.5% based upon their expected redemption dates using the effective interest rate method, resulting in an effective dividend rate of 36.4%. As a result of the significant issuance discount on the Series B the Company recorded a non-recurring, non-cash preferred stock dividend of $1,727,000 representing the beneficial conversion feature resulting from the Series B being convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date of issuance. The Company recorded Series B preferred stock dividends of $843,000 in 2003 and $2,071,000 in 2002. At December 31, 2004, 270,509 warrants were outstanding and have a current exercise price per share of $4.42.

2002 Private Placement of Equity Securities
      In 2000, the Company, through a private placement, received cash of $44,000,000 in exchange for 916,667 shares of its common stock, ten-year warrants to purchase 916,667 shares of the Company’s common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company’s common stock at $12.00 per share. At December 31, 2004, 916,667 ten-year warrant were outstanding and all four-year warrants have been exercised.

Other Equity Arrangements in 2000 and 2002
      Common Stock Issued to Yahoo! Inc. — In the third quarter of 2000, the Company entered into an agreement with Yahoo! Inc. (“Yahoo!”) to provide Yahoo! Mail users with the option to send encrypted

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
email messages through the Company’s ZixMessage Center messaging portal. The minimum payments of $6,000,000 were being amortized over two years beginning in December 2000. In April 2002, the Company and Yahoo! entered into an agreement that terminated the Company’s obligation to provide secure messaging services to users of Yahoo! Mail. In connection with the termination of the secure messaging services in the second quarter of 2002, the total remaining commitment owed to Yahoo! was reduced by $850,000. The Company recorded contract termination costs of $600,000 and the Company issued Yahoo! a 6% promissory note in the amount of $2,500,000, which was payable in either cash or common stock at the option of the Company. In July 2002, the $2,500,000 promissory note plus accrued interest was converted into 468,514 shares of the Company’s common stock at a conversion price of $5.41 per share.
      Common Stock Issued to Tumbleweed Communications Corp. — Research and development expenses in 2002 included a charge of $762,000, representing the value of 116,833 shares of the Company’s common stock issued to Tumbleweed Communications Corp. (“Tumbleweed”), in connection with an agreement granting the Company a license to certain Tumbleweed patents and the right to license future patents at a fixed price.
      Common Stock Issued to Entrust, Inc. — In November 2000, the Company entered into an Enterprise and Certificate Authority Services Agreement with Entrust, Inc. (“Entrust”) whereby the Company issued 222,039 shares of the Company’s common stock to Entrust in exchange for licenses to use certain software packages, future technical support and the right to issue a specified number of digital identification certificates to users of the Company’s ZixMail products. These shares were subject to transfer restrictions which lapsed in four equal quarterly installments ending in December 2001. The agreement provided that if the aggregate value of the shares on the dates the restrictions lapsed was less than the transaction value of $3,400,000, the Company would be obligated to fund the deficiency by electing to pay cash or issue additional shares of stock valued at the then-current fair market value of the Company’s common stock. Accordingly, an additional 296,533 shares of the Company’s common stock were issued in December 2001. The digital identification certificates valued at $3,000,000 were written-off to cost of revenues in the fourth quarter of 2001, as these certificates did not enter into sales and marketing plans established by the Company’s new executive management team. Additionally, under a Marketing and Distribution Agreement with Entrust, the Company issued 56,850 shares of the Company’s common stock to Entrust valued at $400,000 upon completion of the integration of the ZixMail service option into the Entrust Express product in August 2001, and the Company and Entrust agreed to share in the related revenues from the integrated product. Although there were no revenues generated from the integrated product, Entrust paid the Company minimum guaranteed annual payments of $500,000 for 2001 and $1,000,000 for 2002, in addition to a final payment of $700,000 in 2003 when the parties cancelled the Marketing and Distribution Agreement.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Employee, Director and Other Stock Options
      Below is a summary of all common stock options outstanding at December 31, 2004:

			Options
	Authorized	Options	Available
	Shares	Outstanding	for Grant

Employee and Director Stock Option Plans:
1990 Stock Option Plan	345,045	31,250	—
1992 Stock Option Plan	450,000	76,666	—
1995 Long-term Incentive Plan	1,825,000	785,534	—
1996 Director’s Stock Option Plan	225,000	85,000	—
1999 Director’s Stock Option Plan	975,000	853,917	—
2001 Stock Option Plan	2,525,000	1,577,790	492,133
2001 Employee Stock Option Plan	300,000	167,171	89,282
2003 New Employee Stock Option Plan	500,000	343,200	156,800
2004 Stock Option Plan	2,000,000	1,930,840	69,160
2004 Director’s Stock Option Plan	300,000	50,000	250,000
Cook Employee Transferred Options	807,127	182,100	—

Total employee and director stock option plans	10,252,172	6,083,468	1,057,375
Executive Stock Option Agreements:
John A. Ryan, Chairman and former CEO	1,000,000	1,000,000	—
Richard G. Spurr, President and acting CEO	650,000	650,000	—
Other executive stock option agreements	450,000	216,561	—

Total executive stock option agreements	2,100,000	1,866,561	—
Other Stock Option Agreements	70,000	70,000	—

Total	12,422,172	8,020,029	1,057,375

Employee and Director Stock Option Plans
      The Company has non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. Options granted under these plans are generally not less than the fair market value at the date of grant and, subject to termination of employment, generally expire ten years from the date of grant. Employee options are generally exercisable in installments over two to five years. Option grants to employees and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At December 31, 2004, 1,057,375 shares of common stock were available for future grants under the Company’s stock option plans.
      Cook Employee Transferred Options — During 2000 and 2001, David Cook, founder of the Company, reallocated vested options to acquire 807,127 shares of the Company’s common stock to certain of the Company’s employees and a director. These reallocated options have a five-year term, are fully vested. 182,100 options remain outstanding as of December 31, 2004 with exercise prices ranging from $7.00 to $9.50 per share. Non-cash compensation expense of $16,815,000 has been recognized over the vesting periods from 2000 to 2002 ($1,590,000 was recognized as compensation expense in 2002), representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company’s common stock on the dates the options were reallocated and the respective option exercise prices.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Executive Stock Option Agreements:
      John A. Ryan — In November 2001, Mr. John A. Ryan was appointed chairman, president and chief executive officer of the Company. Mr. Ryan received options to acquire 1,000,000 shares of ZixCorp common stock at an exercise price of $5.24 per share that became fully vested in November 2003.
      Richard D. Spurr — In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received options to acquired 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vests quarterly through January 2007 on a pro rata basis. The options automatically vest 100% in the event of a change in control of the Company.
      Other Executive Stock Option Agreements — In 2001 and 2002 options to purchases 450,000 shares of common stock were granted to key company executives. The options have a exercise prices ranging from $4.52 to $5.25 and vest through March 2005. At December 31, 2004, 216,561 shares remain outstanding.

Other Stock Option Agreements:
      From time to time the Company may grant stock options to consultants, contractors and other thirds parties for services provided to the Company. These options are expensed based on there fair values as calculated by using the BSOPM. At December 31, 2004, options outstanding to non-employees were 415,000, of which 345,000 were granted from employee and director stock option plans.

Stock Option Activity
      The following is a summary of all stock option transactions for 2004, 2003 and 2002:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2002	6,707,619	$ 10.01
Granted at market price	1,894,580	$ 4.57
Cancelled	(2,087,182)	$ 8.95

Outstanding at December 31, 2002	6,515,017	$ 8.77
Granted at market price	2,436,676	$ 4.54
Cancelled	(1,105,589)	$ 10.42
Exercised	(1,885,387)	$ 5.83

Outstanding at December 31, 2003	5,960,717	$ 7.66
Granted at market price	3,793,716	$ 6.99
Cancelled	(728,592)	$ 9.15
Exercised	(1,005,812)	$ 5.47

Outstanding at December 31, 2004	8,020,029	$ 7.64

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized information about stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 2.50 - $ 4.99	2,122,742	5.0	$ 4.21	729,162	$ 4.12
$ 5.00 - $ 5.75	1,822,468	7.4	$ 5.17	1,318,614	$ 5.23
$ 6.00 - $ 8.89	1,984,482	8.0	$ 6.74	640,940	$ 7.15
$ 9.00 - $19.75	1,843,309	5.9	$11.48	956,369	$12.30
$21.38 - $44.63	247,028	4.3	$33.76	247,028	$33.76

	8,020,029			3,892,113

      There were 3,645,874 and 4,087,263 exercisable options at December 31, 2003 and 2002, respectively.

Reserved Common Stock
      At December 31, 2004, the Company held 72,746 shares of common stock in reserve for potential future grant in lieu of cash compensation to employees.

Employee Stock Purchase Plan
      The Company has an employee stock purchase plan for substantially all employees that meet minimum service requirements. The plan provides for the purchase of up to 300,000 previously issued shares of the Company’s common stock. The employee contributes 85% of the purchase price through payroll deduction with the difference paid by the Company. Since inception of the plan in 1996, a total of 261,121 shares have been purchased including 37,150, 28,347 and 22,729 shares purchased in 2004, 2003 and 2002, respectively. Purchases under the employee stock purchase plan are made monthly.

Stock Compensation
      For the years ended December 31, 2004, 2003 and 2002 the Company incurred non-cash expense relating to stock-based compensation totaling $4,073,000, $1,034,000 and 2,478,000, respectively, which of consisting of the following:

	2004	2003	2002

Stock compensation relating to accelerated option vesting	$1,115,000	$—	$—
Stock granted in lieu of compensation	2,779,000	484,000	—
Stock options granted to third parties	179,000	550,000	2,478,000

Total	$4,073,000	$1,034,000	$2,478,000

      During 2004, the Company terminated the employment of several company employees. As part of the severance agreement unvested options of the involved employees were accelerated for 100% vesting. The charge for this option modification was recorded as stock compensation expense.
      In the third quarter of 2003, the Company implemented a program whereby non-executive employees were paid certain incentive compensation, such as commissions, with Company common stock rather than cash. This program was authorized to grant 600,000 shares in-lieu of compensation. At December 31, 2004, 527,254 shares of common stock had been granted under the program.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      From time to time the Company may grant stock options to consultants, contractors and other thirds parties for services provided to the Company. These options are expensed based on there fair values as calculated by using the BSOPM during the period services are provided.

13.	Earnings Per Share and Potential Dilution
      The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. A reconciliation of the numerator of basic and diluted net loss per share is provided as follows:

	2004	2003	2002

Net loss from continuing operations before preferred stock dividends	$(42,040,000)	$(27,667,000)	$(34,299,000)
Preferred stock dividends	—	(1,405,000)	(3,181,000)

Net loss from continuing operations attributable to common stock	$(42,040,000)	$(29,072,000)	$(37,480,000)

Loss from continuing operations per common share basic and diluted	$(1.33)	$(1.23)	$(2.07)

Weighted average common shares — basic and diluted	31,533,000	23,525,077	18,128,796

      The two presentations (basic and diluted) are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, because a net loss was reported for each period. The accretion of preferred stock dividends shown above pertain to the Series A and Series B convertible preferred stocks, which were issued and outstanding during that period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	2004	2003	2002

Stock options	8,020,029	6,048,217	6,624,739
Warrants issued in relation to debt and equity arrangements (see Note 11)	3,573,219	3,643,778	4,151,558
Shares issuable for conversion of convertible promissory notes payable (see Note 10)	3,333,333	—	—
Series A convertible preferred stock	—	—	728,395
Series B convertible preferred stock	—	—	1,187,348

Total antidilutive securities excluded from EPS calculation	14,926,581	9,691,995	12,692,040

      As discussed in Note 10, the convertible promissory notes that are held by Omicron/ Amulet are convertible into common stock at $6 per share. Interest on the convertible promissory notes can also be paid in stock at 90% of the then current market price. Additionally, if the Company prepaid the convertible promissory notes in cash it would have to issue warrants equal to 70% of the shares that would have been required to convert the then-outstanding balance of the loan to stock. The exercise price on the warrants would be $6 a share. These were not included in the table above as the amount of shares is variable based on the stock price of the Company and the amount of the outstanding notes.
      On March 16, 2005, the Company agreed to restructure the convertible promissory notes payable (see Note 22). The amendments permit the Company to pay certain principal payments in stock valued at 90% of

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the trading price. These also were not included in the above table as the amount of shares, if any, required to meet the principal payment obligations is not known at this time.
      The promissory notes held by Aventis (see Note 10) can be repaid in stock or cash equal to 90% of the face amount at maturity. If the Company chooses to pay the note with common stock the obligation would be satisfied at the then-current stock price. If ZixCorp chose to repay the note at December 31, 2004 with stock, the number of shares issued would have been 524,272 to satisfy the minimum liability of $2,700,000.

14.	Significant Customers and Subsequent Sale of Product Lines
      In 2004, Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 16%, or $2,200,000, of total revenues. No other single customer accounted for 10% or more of the Company’s revenues in 2004. Revenues for the Web Inspector and Message Inspector product lines that were sold on March 11, 2005 were $4,073,000 and $1,250,000 in 2004 and 2003, respectively.
      Quarterly service revenues from January 2002 through June 30, 2003 included $234,000 per quarter resulting from the pro rata recognition of certain minimum payments associated with the Company’s Marketing and Distribution Agreement (the “Marketing Agreement”) with Entrust (see Note 11). These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate their Marketing Agreement, since the Marketing Agreement as structured no longer served their respective business interests. In connection with the termination of the Marketing Agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled. As a result of the termination of this contract, service revenues for the third quarter of 2003 included $296,000, which represents the final revenues to be recognized under this contract. Entrust accounted for 13% and 56% of the Company’s revenues in 2003 and 2002, respectively. Separately, in 2003, Cigna Corporation accounted for approximately 10%, or $607,000, of the Company’s total revenues.

15.	Commitments and Contingencies

Leases and Debt
      The Company leases its office facilities under non-cancelable operating lease agreements. Rental expense for these operating leases was $1,409,000 in 2004, $1,002,000 in 2003 and $779,000 in 2002.
      The Company is obligated to make future noncancelable payments under various contracts, including the notes payable and leases. The following table summarizes our contractual cash obligations as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$5,193,000	$5,000,000	$7,700,000	$5,000,000	$—	$—	$22,893,000
Operating leases	1,315,000	1,108,000	1,086,000	905,000	896,000	4,213,000	9,523,000
Capital lease	130,000	87,000	—	—	—	—	217,000

Total cash obligations	6,638,000	6,195,000	8,786,000	5,905,000	896,000	4,213,000	32,633,000
Interest on obligations	1,046,000	760,000	490,000	223,000	—	—	2,519,000

Total	$7,684,000	$6,955,000	$9,276,000	$6,128,000	$896,000	$4,213,000	$35,152,000

      ZixCorp has not entered into any material, non-cancelable purchase commitments at December 31, 2004.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s $20,000,000 convertible promissory notes have a stated interest rate that is reset every six months based on the six-month LIBOR plus 300 basis points. For the information shown above, the Company has assumed that the rate will remain at the current level (5.3%) for the term of the loan. Actual interest will vary based on changes in the six-month LIBOR. The Company has the option to pay this interest in common stock (see Note 10).
      On March 16, 2005 the Company agreed to restructure the $20,000,000 convertible promissory notes payable and related warrants with the Investors (see Note 22).

Lawsuits
      Beginning in early September 2004, several purported shareholder class action lawsuits and one purported shareholder derivative lawsuit were filed in the U.S. District Court for the Northern District of Texas against the Company and certain of its current and former officers and directors. The purported shareholder class action lawsuits, which seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003 and May 4, 2004, were instituted September 3, 2004, September 13, 2004, September 16, 2004, September 21, 2004, and October 5, 2004. These lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act during this time period. The named defendants are Zix Corporation, John A. Ryan, Daniel S. Nutkis, Steve M. York, Russell J. Morgan, Wael Mohamed, Dennis F. Heathcote and Ronald A. Woessner.
      The purported shareholder derivative lawsuit, which was instituted September 29, 2004, relates to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuit names the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above as well as the Company’s outside directors, Michael E. Keane, James S. Marston, Antonio R. Sanchez III, and Ben G. Streetman. The suit seeks to require the Company to initiate legal action for unspecified damages against the individual defendants named in the purported shareholder class action lawsuits. The suit also alleges breaches of fiduciary duty, abuse of control, insider selling, and misappropriation of information and seeks contribution and indemnification against the individual defendants.
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
      The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome in these matters, should it not prevail, for claims covered by the insurance coverage.
      The Company has indemnification obligations to the individual defendants above, the terms of which provide for no limitation to the maximum future payments under such indemnifications. The Company is unable to develop an estimate of the maximum potential amount of future payments under the indemnifications due to the inherent uncertainties involved in such litigation. The Company maintains insurance, subject to limitations set forth in the policies, which is intended to cover the costs of claims made against the defendants.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has severance agreements with certain employees that would require the Company to pay approximately $1,883,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
      The Company is involved in other legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

16.	Income Taxes
      Components of the income taxes related to continuing operations are as follows:

	2004	2003	2002

Current:
U.S.	$—	$—	$(269,000)
Foreign	501,000	167,000	—
Deferred:
Foreign	(16,000)	(19,000)	—

	$485,000	$148,000	$(269,000)

      A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

	2004	2003	2002

Expected tax benefit at U.S. statutory rate	$(14,128,000)	$(9,336,000)	$(11,753,000)
Unbenefited U.S. losses, net	14,144,000	9,571,000	10,986,000
Nondeductible expense	469,000	—	670,000
Other	—	(87,000)	(172,000)

	$485,000	$148,000	$(269,000)

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred income taxes as of December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Nondeductible reserves	$630,000	$156,000
U.S. net operating loss carryforwards	72,527,000	57,543,000
State net operating loss carryforwards	1,761,000	—
Capital loss carryforwards	987,000	987,000
Tax credit carryforwards	2,986,000	2,986,000
Stock-based compensation	3,519,000	4,612,000
Start-up costs	96,000	589,000
Intangible assets	1,371,000	758,000
Investment in equity securities	—	21,000
Other assets	2,013,000	2,189,000

Total deferred tax assets	85,890,000	69,841,000
Less valuation allowance	(85,528,000)	(69,822,000)

Net deferred tax assets	362,000	19,000
Deferred tax liability:
Prepaid Interest	(327,000)	—

Net deferred income taxes	$35,000	$19,000

      The $35,000 net deferred income taxes are temporary timing differences relating to property and equipment held in Canada and is recorded in other assets.
      The Company has fully reserved its U.S. net deferred tax assets in 2004 and 2003 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of approximately $213,315,000 which begin to expire in 2019. The Company has state net operating loss carryforwards of approximately $44,000,000 with various expiration dates beginning in 2009 and ending in 2024. Capital loss carryforwards of approximately $2,903,000 will begin to expire in 2007. Tax credit carryforwards of approximately $2,986,000 consist of research tax credits which are available through 2023 and alternative minimum tax credits which do not expire. The net operating loss carryforwards include $16,294,000 resulting from the exercise of non-qualified stock options for which a tax benefit of $6,193,000 will be credited to additional capital when recognized.
      Currently the Company’s net operating loss carryforwards do not have limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code. However, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carryforwards against any future taxable income.

17.	Related Party Transactions
      In September 2002, the Company completed private placements whereby the Company received an aggregate of $16,000,000 in cash in exchange for convertible equity securities and warrants to purchase the Company’s common stock (see Note 11). The Series A Convertible Preferred Stock investors were comprised of Antonio R. Sanchez, Jr., a director and 8.7% beneficial owner of the Company’s common stock, and related entities; John A. Ryan, the Company’s chairman and chief executive officer; and David P. Cook, founder of

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company, who invested $2,000,000, $750,000, and $500,000, respectively. The Series B Convertible Preferred Stock investors included George W. Haywood, a private investor and 14.8% beneficial owner of the Company’s common stock, who invested $3,450,000.
      In December 2000, the Company purchased approximately 9% of the equity ownership of Maptuit Corporation (“Maptuit”) for $3,000,000 in cash and committed to make a follow-on investment. Accordingly, in July 2001, the Company made an additional $2,000,000 cash investment in Maptuit and received a promissory note convertible into Maptuit equity securities Mr. Jeffrey P. Papows, a director of the Company from March 2000 to July 2002 and the Company’s chairman of its board of directors from October 2000 to November 2001, served as the president and chief executive officer of Maptuit and held a minority equity interest in Maptuit. There was no readily determinable market value for the Company’s investments in Maptuit since Maptuit was privately held. Investments of this nature are subject to significant fluctuations in fair market value due to the volatility of the equity markets and the significant business and investment risks inherent in early stage enterprises. The Company records impairment losses when, in the Company’s judgment, events and circumstances indicate its investment has been impaired. During 2001, Maptuit began seeking third-party debt or equity financing to sustain its operations. In the last half of 2001, based upon the uncertainty as to whether Maptuit would be able to raise the necessary funds required to execute its business plan such that the Company would be able to recover its investment, the Company wrote off its $5,000,000 investment in Maptuit and recorded a corresponding investment loss, included in realized and unrealized gains (losses) on investments in the Company’s consolidated statements of operations. In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006, and two million shares of common stock of Maptuit. In June 2003, the Company exchanged the $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash and, in January 2004, the Company exchanged the remaining one million shares of Maptuit’s common stock for $70,000 in cash. Partial recovery of the Company’s investment in Maptuit has been recorded in the Company’s consolidated statements of operations as realized gains on investments at the time cash was received.
      In the fourth quarter of 2000, the Company and Entrust entered into certain technology and marketing agreements. Mr. Ryan, the Company’s chairman and chief executive officer, was chief executive officer of Entrust when such agreements were executed and held a minority equity interest in Entrust until September 2002.

18.	Employee Benefit Plan
      401(k) Plan — The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of its U.S. employees. Under the plan, contributions are voluntarily made by employees, and the Company may provide contributions based on the employees’ contributions. The Company’s continuing operations includes $285,000, $161,000 and $78,000 in 2004, 2003 and 2002, respectively, for contributions to this plan.

19.	Discontinued Operations
      Prior to 1999, the Company provided systems and solutions for the intelligent transportation, electronic security and other markets. The Company’s operations included the design, manufacturing, installation and support of hardware and software products utilizing the Company’s wireless data and security technologies. The businesses comprising these products, the Transportation Systems Group, Cotag International, and Cardkey Systems, were sold during 1998 in three separate transactions.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The gain on sale of discontinued operations of $89,000 and $862,000 in 2003 and 2002, respectively, primarily represents the reduction of estimated future costs for various indemnification issues associated with the disposal of these businesses. There were no income taxes recorded on these gains.
      Accrued expenses related to discontinued operations of $150,000 and $275,000 at December 31, 2003 and 2002, respectively, consist of estimated future costs for various indemnification issues associated with the disposal of these businesses.
      There were no gains on sale or accrued costs relating to discontinued operations for the year ended December 31, 2004.

20.	International Distribution Agreement
      In June 2001, the Company entered into an agreement with AOS Technologies, Inc. (“AOS”), formerly AlphaOmega Soft Co., Ltd., amended in 2002, whereby AOS became the exclusive distributor in Japan for certain of the Company’s services, including ZixMail and ZixVPM, through 2004. Although the subscription fees generated by AOS were nominal, pursuant to the distribution agreement the Company received minimum payments totaling $300,000. In July 2003, after assessing the additional product and service requirements necessary to compete successfully in Japan and AOS’s failure to pay scheduled installment payments when due, the Company terminated the exclusive distributorship agreement. As a result of the termination of this contract, service revenues for the third quarter of 2003 included $288,000, which represents the final revenues to be recognized under this contract and AOS’s scheduled future minimum payments totaling $900,000 were cancelled.

21.	Quarterly Results of Operations (Unaudited)
      The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	Quarter Ended

	March 31	June 30	September 30	December 31

2004
Revenues	$2,843,000	$3,521,000	$3,853,000	$3,910,000
Cost of revenues	(3,174,000)	(3,704,000)	(4,541,000)	(4,459,000)
Loss from continuing operations	(10,938,000)	(9,876,000)	(10,704,000)	(10,522,000)
Net loss	(10,938,000)	(9,876,000)	(10,704,000)	(10,522,000)
Net loss per common share	(0.36)	(0.31)	(0.33)	(0.33)
2003
Revenues	$639,000	$1,014,000	$2,219,000	$1,968,000
Cost of revenues	(1,760,000)	(1,854,000)	(1,934,000)	(2,633,000)
Loss from continuing operations	(6,831,000)	(6,055,000)	(6,506,000)	(8,275,000)
Net loss	(6,831,000)	(6,055,000)	(6,506,000)	(8,186,000)
Net loss per common share	(0.36)	(0.31)	(0.29)	(0.29)
      In the first quarter of 2004, the Company acquired substantially all of the operating assets and businesses MyDocOnline (see Note 3). Additionally, in the third quarter of 2003, the Company acquired substantially all of the operating assets and businesses of Pocket Script and Elron Software (see Note 3). The results of operations from these acquisitions are included in the Company’s results of operations from their dates of acquisition.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The higher losses in first and third quarters of 2004 are mainly related to the following:

•	The Company incurred an $886,000 non-cash expense in first quarter resulting from the acceleration of vesting of certain stock options held by employees who were severed from the Company.

•	In third quarter 2004 the Company decided to discontinue the Connect product purchased in the MyDocOnline acquisition. This resulted in a write-down of $675,000 of the net value attributed to the MyDocOnline purchase.

22.	Subsequent Events

Sale of Web Inspector and Message Inspector Product Lines
      On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines to CyberGuard Corporation. The total sales price was $3,626,000 consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments of $500,000 on June 15, September 15 and December 15, 2005. The Company is selling prepaid and other assets of $155,000, net property and equipment of $35,000 and net intangible assets of $1,523,000. In addition CyberGuard is assuming deferred revenues of $1,556,000. The Company is in the process of determining the amount of gain or loss the will be recorded in the first quarter of 2005. The Company acquired the Web Inspector and Message Inspector product lines in the Elron acquisition in September 2003. The Company incurred approximately $290,000 of transaction fees associated with the sale.
      The Web Inspector and Message Inspector product lines contributed $4,073,000 and $1,250,000 in revenue in 2004 and 2003, respectively, and approximately the same amount in expense to the Company’s operations in each year. The sale does not include the Message Inspector and Web Inspector accounts receivable totaling approximately $374,000, net of allowance for doubtful accounts, which the Company anticipates collecting from customers in 2005.

Restructuring of $20,000,000 Convertible Promissory Notes Payable
      On March 16, 2005, the Company agreed with the Investors to restructure the Company’s $20,000,000 convertible promissory notes (the “Notes”) that were originally issued in November 2004 (see Note 10). The Notes are being amended pursuant to a signed terms sheet and the amendments are summarized below:

•	The initial principal payment of $5,000,000 due November 2, 2005 is to be redeemed by July 31, 2005. The Company can choose to make this payment in common stock or cash. If the Company chooses to pay in common stock the principal will be at 105% of face value. The common stock will be valued at 90% of the weighted average trading price over the 15 trading days prior to the redemption.

•	The principal payment of $5,000,000 due November 2, 2008 is to be redeemed by December 31, 2005. The Company can choose to make this payment in common stock or cash. If the Company chooses to pay in common stock the principal will be at 105% of face value. The common stock will be valued at 90% of the weighted average trading price over the 15 trading days prior to the redemption.

•	If either of the two payments noted above are made in cash the payment will be considered an early redemption of the debt, such that the Notes are payable at 105% of face value, plus accrued interest. In the event of an early redemption, the noteholders will receive warrants equal to 70% of the shares of common stock that they would have received if the principal amount being redeemed had remained outstanding and had been converted to the Company’s common stock at the original conversion price of $6.00 per share.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The exercise price of the 1,000,000 warrants originally granted to the Investors will be adjusted, on a pro rata basis, to the applicable weighted average trading prices of the Company’s common stock if the stock redemptions noted above occur.

•	The Company is required to maintain minimum cash balances of $10,000,000 through December 31, 2005, $9,000,000 through November 2006 and $5,000,000 thereafter until the Notes are fully redeemed. Of the total minimum cash requirements 50% of the outstanding principal balance is required to be held in a separate collateral account until certain operating objectives are met.
The interest rates and interest payment dates remain unchanged