Form 10-Q
period 2005-03-31
ZIX CORP
filed 2005-05-10
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-17995

ZIX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Texas	75-2216818
(State of Incorporation)	(I.R.S. Employer Identification Number)

2711 North Haskell Avenue
Suite 2200, LB 36
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005

Common Stock, par value $.01 per share	32,327,613

INDEX

PART I-FINANCIAL INFORMATION

Page
Number
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	4
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2005	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	25
PART II-OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	35
Certification of Chief Executive Officer	35
Certification of Chief Financial Officer
Certification of Richard D. Spurr , CEO, and Bradley C. Almond, CFO
Common Stock Purchase Warrant
Employment Offer
Stock Option Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,480,000	$3,856,000
Marketable securities	3,003,000	16,000,000
Accounts Receivable	533,000	561,000
Notes receivable, net	1,440,000	—
Prepaid and other current assets	1,555,000	1,950,000

Total current assets	17,011,000	22,367,000
Restricted cash	10,410,000	10,374,000
Property and equipment, net	5,160,000	5,024,000
Intangible assets, net	1,889,000	3,832,000
Goodwill	6,958,000	9,119,000
Deferred financing costs and other assets	1,367,000	1,526,000

	$42,795,000	$52,242,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,911,000	$1,234,000
Accrued expenses	4,169,000	4,709,000
Deferred revenue	5,833,000	6,372,000
Customer deposit	1,968,000	968,000
Capital lease obligations	255,000	130,000
Short-term note payable	194,000	193,000
Convertible promissory notes payable	3,923,000	3,848,000

Total current liabilities	18,253,000	17,454,000
Long-term liabilities:
Deferred revenue	1,184,000	1,731,000
Customer deposit	2,000,000	3,000,000
Convertible promissory notes payable	13,573,000	13,347,000
Promissory notes payable	1,932,000	1,840,000
Capital lease obligations and other	369,000	105,000

Total long-term liabilities	19,058,000	20,023,000

	37,311,000	37,477,000

Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 34,654,794 issued and 32,327,613 outstanding in 2005 and 34,584,406 issued and 32,257,225 outstanding in 2004	347,000	346,000
Additional paid-in capital	269,696,000	269,406,000
Treasury stock, at cost; 2,327,181 common shares in 2005 and 2004	(11,507,000)	(11,507,000)
Accumulated deficit	(253,052,000)	(243,480,000)

Total stockholders’ equity	5,484,000	14,765,000

	$42,795,000	$52,242,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Services	$3,298,000	$2,516,000
Hardware	185,000	—
Software	100,000	327,000

Total revenues	3,583,000	2,843,000
Costs and expenses:
Cost of revenues	3,891,000	3,174,000
Research and development expenses	1,975,000	2,845,000
Selling, general and administrative expenses	7,502,000	7,806,000
Gain of sale of product lines	(950,000)	—

Total costs and expenses	12,418,000	13,825,000

Operating loss	(8,835,000)	(10,982,000)
Other (expense) income:
Investment and other income	143,000	58,000
Interest expense	(830,000)	(55,000)
Recovery of previously impaired investment	—	70,000

Total other (expense) income	(687,000)	73,000

Loss before income taxes	(9,522,000)	(10,909,000)
Income taxes	(50,000)	(29,000)

Net loss	$(9,572,000)	$(10,938,000)

Basic and diluted loss per common share	$(0.30)	$(0.36)

Weighted average common shares outstanding	32,295,162	30,199,716

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 1, 2005	34,584,406	$346,000	$269,406,000	$(11,507,000)	$(243,480,000)	$14,765,000
Issuance of common stock upon exercise of stock options	833	—	3,000	—	—	3,000
Employee stock compensation expense	69,555	1,000	242,000	—	—	243,000
Amortization of unearned stock-based compensation	—	—	56,000	—	—	56,000
Other	—	—	(11,000)	—	—	(11,000)
Net loss	—	—	—	—	(9,572,000)	(9,572,000)

Balance, March 31, 2005	34,654,794	$347,000	$269,696,000	$(11,507,000)	$(253,052,000)	$5,484,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net loss	$(9,572,000)	$(10,938,000)
Non-cash items in net loss:
Depreciation and amortization	1,135,000	1,554,000
Amortization of debt financing costs	159,000	—
Amortization of discount on convertible promissory notes payable	301,000	—
Amortization of discount on promissory note payable	92,000	—
Amortization of discount on notes receivable	(5,000)	—
Employee stock compensation expense	243,000	942,000
Common stock issued in lieu of cash compensation	—	588,000
Amortization of unearned stock-based compensation	56,000	33,000
Recovery of investment in Maptuit Corporation	—	(70,000)
Gain on sale of product lines	(950,000)	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	28,000	(224,000)
Other assets	314,000	56,000
Accounts payable	677,000	407,000
Deferred revenue	460,000	579,000
Customer deposits	—	4,000,000
Accrued and other liabilities	(324,000)	132,000

Net cash used by operating activities	(7,386,000)	(2,941,000)
Investing activities:
Purchases of property and equipment	(685,000)	(883,000)
Purchases of marketable securities	—	(2,485,000)
Sales and maturities of marketable securities	12,997,000	4,980,000
Purchase of restricted cash investment	(36,000)	—
Proceeds from sale of product lines	1,840,000	—
Cash received from Maptuit Corporation	—	70,000

Net cash provided by investing activities	14,116,000	1,682,000
Financing activities:
Proceeds from exercise of stock options	3,000	3,755,000
Proceeds from exercise of warrants	—	7,230,000
Payment of short term note payable	(83,000)	—
Payment of capital lease	(15,000)	—
Proceeds from promissory note payable	—	3,000,000
Other	(11,000)	—

Net cash (used) provided by financing activities	(106,000)	13,985,000

Inecrease in cash and cash equivalents	6,624,000	12,726,000
Cash and cash equivalents, beginning of period	3,856,000	6,599,000

Cash and cash equivalents, end of period	$10,480,000	$19,325,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or “the Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2004 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2. Operational Overview and Liquidity

     The Company operates in a single reporting segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two categories: eSecure and eHealth. By offering two comprehensive sets of products and services, the Company protects organizations from viruses and spam, provides the management tools needed for Web access control and policy-driven email encryption, and provides care delivery solutions for e-prescribing and e-lab results that enable physicians to leverage technology for better patient care.

     In 1999, the Company began developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail, a desktop solution for encrypting and securely delivering email, was first commercially introduced in the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM (Virtual Private Messenger) is an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications. ZixAuditor is an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies. ZixPort provides a secure Web-messaging portal.

     In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-prescribing marketplace.

     In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. On March 11, 2005 the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 6).

     In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offered, under the service names of Connect™ and Dr. Chart, a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, and laboratory information solutions. Through the acquisition, the Company believes it has acquired a fully developed product and an installed base of physicians already using the Dr. Chart products. On November 4, 2004 the Company announced that it was terminating the Connect service for online doctor visits.

     Due to the Company’s history of operating spending in excess of customer receipts, liquidity is of special importance. Essential to liquidity is the ability of the Company to become cash flow positive, ideally from operations, but augmented as required by financing or investing activities.

     The Company has material contractual obligations over the next year of $7,871,000 and $24,159,000 over the next three years consisting of leases and debt obligations. Cash requirements in excess of these commitments represent operating spending the Company chooses to make in order to satisfy existing customer contracts and to secure new orders and cover various overhead costs. The spending in excess of contractual commitments is somewhat flexible and dependant on the Company’s current and future cash receipts. The Company is engaged in two primary markets, eSecure and eHealth. For several years the spending in eSecure far exceeded cash receipts. As that product has matured, the gap between cash spending and cash used has narrowed substantially and continues to do so. The recurring nature of the subscription model makes cash receipts predictable and additional spending to sustain and continue to stay abreast with market demands in eSecure are not extensive. The eHealth market is significantly earlier in its development phase relative to eSecure and thus the Company has chosen to spend money in excess of the cash receipts. The Company continues to closely monitor developments in the eHealth market and will adjust spending in that area commensurate with expected future returns and if appropriate will consider additional funding to augment cash from operations.

     Based on the above actions, continued growth in the eSecure market, certain other actions that have been initiated in the first quarter 2005, and flexibility in its discretionary spending the Company believes it has adequate resources and liquidity to sustain operations through the rest of 2005 and is targeting incremental cash flow improvements throughout the year to augment its liquidity going into 2006. However, operating in emerging markets involves risk and uncertainties, and there are no assurances that the

Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. The Company will further augment its cash flow position through additional cost reduction measures, sales of non-core assets, additional financings or a combination of these actions. Operationally, the extent and timing of success and potential returns in the e-prescribing market will ultimately be the most significant operational determinant of liquidity. The extent to which the Company views the e-prescribing market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses with additional financing if required. Should the Company seek financing, there can be no assurances that it can be obtained at terms that are acceptable and therefore, the resources available, the business model, and go to market model might have to be altered accordingly.

3.	Revenue and Significant Customers

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

     In 2004 and first quarter 2005, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions to customers under perpetual licensing arrangements. These perpetual software licenses are normally sold as part of multiple-element arrangements that include annual maintenance and/or subscription, and may include implementation or training services. Acceptance for these products is generally when delivered if they are self installable by the customer and upon installation if installation is required to be done by ZixCorp professional services. These products are primarily self installed. Where VSOE has not been established for undelivered elements, revenue for all elements is deferred until those elements are delivered or their fair values determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the fair value related to the undelivered elements and recognize as revenue the remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon maintenance that was sold separately. Maintenance revenue is recognized over the term of the maintenance agreement, generally one year.

     On March 11, 2005 the Web Inspector and Message Inspector product lines which perform anti-spam, e-mail, and Web filtering were sold to CyberGuard Corporation. These product lines were acquired in September 2003 when the Company purchased Elron Software, Inc. Message Inspector and Web Inspector contributed $903,000 and $637,000 of revenue for the quarters ended March 31, 2004 and March 31, 2005, respectively. The sale of Message Inspector and Web Inspector is discussed further in Note 6.

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

     For the quarter ended March 31, 2005, Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 19%, or $674,000 of total revenues. For the quarter ended March 31, 2004, CIGNA Corporation accounted for approximately 10%, or $289,000, of total revenues. No other single customer accounted for 10% or more of the Company’s total revenues for the quarters ended March 31, 2004 and 2005.

4.	Stock-based Employee Compensation

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

     Had compensation cost for the Company’s stock-based compensation been determined consistent with the fair value method of SFAS 123, the Company’s net loss and loss per common share would have been as follows:

	Three Months Ended March 31
	2005	2004
Net loss, as reported	$(9,572,000)	$(10,938,000)
Add employee stock compensation expense recorded under the intrinsic value method	242,000	942,000
Deduct pro forma stock compensation expense computed under the fair value method	(2,003,000)	(2,622,000)

Pro forma net loss	$(11,333,000)	$(12,618,000)

Basic and diluted loss per common share:
As reported	$(0.30)	$(0.36)

Pro forma	$(0.35)	$(0.42)

5.	Supplemental Cash Flow Information

     Supplemental cashflow information relating to interest, taxes and noncash activities:

	Three Months Ended March 31,
	2005	2004
Cash paid for interest	$276,000	$—
Cash paid for income tax	$220,000	$6,000
Noncash investing and financing activities:
Common stock issued for purchase of MyDocOnline (see Note 6)	$—	$9,037,000

Insurance premiums financed by short-term note payable	$84,000	$—

6.	Business Sales and Acquisitions

Sale of Web Inspector and Message Inspector Product Lines

     On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines (“MI/WI”) to CyberGuard Corporation (“CyberGuard”) for $3,244,000 net of transactions fees of $317,000, consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments of $500,000 on June 15, September 15 and December 15, 2005 with no stated interest rate. The note receivable was recorded at its present value of $1,435,000 using an imputed interest rate of 9%. This is estimated to approximate the rate which would have resulted if an independent borrower and an independent lender had negotiated a similar transaction under comparable terms and conditions. The resulting discount will be amortized into interest income over the term of the note.

     The following summarizes the carrying amount of assets and liabilities that were sold to or assumed by CyberGuard upon the close of the transaction, the allocation of the goodwill associated with the portion of the eSecure reporting unit being sold, and the resulting gain of $950,000:

Net assets sold:
Equipment, net	$15,000
Prepaid expenses	165,000
Intangibles, net	1,499,000
Deferred revenue	(1,546,000)

Net assets	133,000

Goodwill	2,161,000

Net proceeds:
Cash	2,126,000
Note receivable, net	1,435,000
Transaction fees	(317,000)

Net proceeds	3,244,000

Gain on sale	$950,000

     MI/WI product lines contributed $637,000 and $903,000 in revenue for the quarters ended March 31, 2005 and 2004, respectively, and approximately the same amount in expense to the Company’s operations in each year. MI/WI does not represent a separate component of the Company as its operations and cash flows cannot be sufficiently separated from the rest of the Company, consequently, their results of operations are included in income from operations in the consolidated statements of income. The sale did not include the accounts receivable related to the sale of MI/WI products which totaled approximately $189,000, net of allowance for doubtful accounts as of March 31, 2005.

Acquisition of MyDocOnline, Inc.

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

$9,319,000

     The value of the acquired developed technology, customer relationships and in-process research and development was determined by discounting the estimated future net cash flows from the related assets using a discount rate of 31%. In-process research and development was immediately expensed and is recorded in research and development expenses in the condensed consolidated statement of operations. Values assigned to developed technology and customer relationships are being amortized to cost of revenues and selling, general and administrative expenses, respectively, on a straight-line basis over three years from the acquisition date. The acquired goodwill is not expected to be deductible for tax purposes.

     Subsequent to purchasing MyDocOnline, the Company determined that it would focus on two core markets and reduce costs relating to the Company’s solutions and services in non-core markets. Management determined that the Company should reduce costs relating to the Connect service which was a product acquired in the MyDocOnline acquisition. Accordingly, ZixCorp decided to suspend research and development investment for the Connect service, cease sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrate existing Connect customers to other vendors. These decisions have significantly and adversely changed the extent and use of the Connect service, for which the Company has recorded an identifiable intangible asset. The resulting test for recoverability of the developed technology resulted in an asset impairment charge of $675,000, which was recognized by the Company in the year ended December 31, 2004.

7.	Restricted Cash and Marketable Securities

     Restricted cash of $10,410,000 at March 31, 2005 relates primarily to a debt covenant on the convertible promissory notes payable requiring the Company to maintain a minimum of $10,000,000 on deposit through November 2007 (see Note 11). On April 13, 2005, the Company entered into a contract that, upon effectiveness, would restructure the convertible promissory notes payable and related covenants (see Note 15).

     Marketable securities are recorded at their fair value and consist of asset backed securities that have certain 28-day interest rate rest features.

8.	Accounts Receivable

	March 31,	December 31,
	2005	2004
Gross accounts receivable	$3,686,000	$3,732,000
Allowance for returns and doubtful accounts	(116,000)	(74,000)
Unpaid portion of deferred revenue	(3,037,000)	(3,097,000)

Receivables, net	$533,000	$561,000

     The reduction for deferred revenue represents future customer service or maintenance obligations which have been billed to customers but remain unpaid as of the respective balance sheet dates. Deferred revenue on the Company’s condensed consolidated balance sheets represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.

9.	Intangible Assets and Goodwill

     At March 31, 2005, the Company’s intangible assets, all of which are subject to amortization, were comprised of the following, which resulted from the third quarter 2003 acquisitions of PocketScript and Elron Software and the first quarter 2004 acquisition of MyDocOnline:

		March 31, 2005		December 31, 2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed technology	$2,598,000	$1,156,000	$1,442,000	$3,541,000	$1,347,000	$2,194,000
Customer contract and relationships	658,000	211,000	447,000	1,994,000	596,000	1,398,000
Trademarks and trade names	—	—	—	432,000	192,000	240,000

Total intangible assets	$3,256,000	$1,367,000	$1,889,000	$5,967,000	$2,135,000	$3,832,000

     During first quarter 2005 the Company evaluated the estimated useful lives of the intangible assets relating to MyDocOnLine acquisition. As a result the estimated lives for developed technology and customer relationships were reduced to 3 years from 5 years and 4 years, respectively. This change in estimate is being accounted for prospectively beginning January 1, 2005. The impact of this change is that an additional amortization expense of $54,000 was recorded in first quarter 2005. The weighted average useful lives for developed technology and customer contracts and relationships are 3 years as of March 31, 2005. Amortization expense relating to intangible assets totaled $444,000 and $417,000 for the quarters ended March 31, 2005 and 2004, respectively.

     Changes in the intangible assets for the three-months ended March 31, 2005 were as follows:

		Accumulated
	Cost	Amortization
Beginning balance at January 1, 2005	$5,967,000	$2,135,000
Amortization of intangibles	—	444,000
Sale of intangibles to CyberGuard	(2,711,000)	(1,212,000)

Ending balance at March 31, 2005	$3,256,000	$1,367,000

     The expected future intangible amortization expense is as follows:

Nine months ended December 31, 2005	$863,000
2006	967,000
2007	59,000

Total	$1,889,000

     At December 31, 2004 and March 31, 2005, the Company had recorded goodwill (not subject to amortization) totaling $9,119,000 and $6,958,000, respectively. Goodwill of $2,161,000 was included in the carrying value of assets sold to CyberGuard in the sale of the Message Inspector and Web Inspector product lines (see Note 6). The March 31, 2005 goodwill balance consisted of $2,160,000 recorded in association with the acquisition of Elron Software in the third quarter 2003 and $4,798,000 recorded in association with the acquisition of MyDocOnline in the first quarter 2004. The Elron Software related goodwill was assigned to the eSecure reporting unit and the MyDocOnline goodwill was assigned to the eHealth reporting unit. The Company evaluates its goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There has been no impairment of value to the carrying amount of goodwill.

10.	Customer Deposit

     A Master Services Agreement was entered into with Aventis, Inc. (“Aventis”) for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 6) for the performance, by the Company, of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.

     Since the Company’s services to be provided to Aventis have not yet been fully defined, the $4,000,000 payment has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Aventis by the dates outlined above the deposit will be forfeit and ZixCorp will recognize the deposit as other income. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local, or foreign law, in the event the Company files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of March 31, 2005, the Company has provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement.

     Subsequent to the MyDocOnline acquisition, Aventis merged with Sanofi and the rights under this agreement were transferred to the new company, Sanofi-Aventis. The Company and Sanofi-Aventis agreed to extend the January 30, 2005 deadline for consuming the initial $1,000,000 in services to April 11, 2005. Sanofi-Aventis will forfeit any unused amounts annually if services are not requested by Sanofi-Aventis in accordance with the terms of the Master Services Agreement unless the deadlines are extended by mutual agreement of the parties. The initial $1,000,000 in services was not consumed by Sanofi-Aventis by April 11, 2005 and the Company advised Sanofi-Aventis that the $1,000,000 was forfeited to the Company. The Company will record this amount in other income in the financial statements for the period ended June 30, 2005.

     The Company also holds an additional $8,000 customer deposit relating to a separate customer agreement

11.	Notes Payable

     Total notes payable at March 31, 2005 are as follows:

				December 31,				March 31,
	Stated	Effective		2004	Additional			2005
	Interest	Interest	Note	Net Book	Debt	Discount	Payments	Net Book
	Rate	Rate	Expiration	Value	Incurred	Amortization	Made	Value
Convertible promissory notes payable	5.3%	14.6%	Nov 2008	$17,195,000	$—	$301,000	$—	$17,496,000
Promissory note payable	4.5%	11.0%	Mar 2007	1,840,000	—	92,000	—	1,932,000
Short-term promissory notes	5.1%	5.1%	Oct 2005	193,000	84,000	—	(83,000)	194,000

Total notes payable				$19,228,000	$84,000	$393,000	$(83,000)	$19,438,000

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

     The principal was payable in four equal annual installments of $5,000,000 beginning November 2, 2005. If the Company’s common stock closes above $6.00 per share for 15 of 20 days before the annual payment date, the scheduled principal repayments may be made in common stock. The Company has the right to prepay the principal amount owing under the notes at any time at 105% of the outstanding principal amount of the notes, plus accrued interest. In addition, the Company must issue immediately exercisable warrants to the Investors equaling 70% of the common stock that would be issued to the Investors to retire the principal and interest assuming the notes and interest were converted to the Company’s common stock. The exercise price of these warrants, if issued, would be $6.00 and the term of this warrant will be identical to the remaining term of the note. On April 13, 2005, the Company and the Investors entered into agreements that, upon effectiveness, would restructure these notes and related warrants. The agreements are subject to certain conditions and are not yet effective (see Note 15).

     The notes’ stated interest rate is the six-month LIBOR (2.3% on November 2, 2004) plus 300 basis points and is reset every six months. At the Company’s option, interest on the notes is payable quarterly in cash or common stock valued at a 10% discount to the volume weighted average price for the Company’s common stock for a specified number of trading days preceding the interest payment date. On April 7, 2005, the Company notified the Investors that it intended to pay the May 2005 interest payment of $267,000 in shares of the Company’s common stock.

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

     The Investors have the right to require the Company to repurchase the notes in cash upon the occurrence of specified “repurchase events,” such as a change in control or events of default while the notes are outstanding. Additionally, the notes contain restrictive covenants, including covenants that prohibit the Company from incurring certain indebtedness, establishing certain liens on the Company’s assets or issuing any variable priced securities. At March 31, 2005 the Company was in compliance with all debt requirements.

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

     The Company also incurred $1,092,000 of financing costs related to the issuance of the convertible notes including $1,000,000 of commission paid to investment bankers. In addition, ZixCorp issued warrants to the investment bankers to purchase 166,667 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants are immediately exercisable and expire November 2, 2009. The warrants were valued at $506,000 using the BSOPM and the same assumptions that were used to value the Investor’s warrants. The total financing costs of $1,598,000 are being amortized to interest expense using the effective interest method over the term of the notes. For the quarter ended March 31, 2005, $160,000 of financing costs were amortized into interest and the remaining $1,332,000 is recorded as deferred financing costs on the balance sheet.

     The effective interest rate on the notes after discount, financing costs and stated interest rate are considered is 14.6%. Total interest expense recognized on the notes for the three months ended March 31, 2005 was $727,000 and consisted of $266,000 of stated interest, $301,000 of discount amortization and $160,000 of financing cost amortization.

     On April 13, 2005, the Company and the Investors entered into agreements that, upon effectiveness, would restructure the $20,000,000 Notes and related warrants (see Note 15). The classification of the current portion of the notes of $3,923,000 is based on the scheduled cash payments as of March 31, 2005. However, the restructuring would expedite some payments and provide that the Company will make some reductions in principal using common stock.

Promissory Note Payable

     Concurrent with the MyDocOnline acquisition (see Note 6), Sanofi-Aventis, SA loaned the Company $3,000,000 due March 15, 2007, which loan bears interest at an annual rate of 4.5%. The loan is evidenced by a promissory note and secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement. Interest on the note is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Sanofi-Aventis’ discretion and after the $4,000,000 customer deposit from Sanofi-Aventis under the Master Services Agreement has been consumed (see Note 10), the principal portion of the note may be paid in the form of additional services provided to Sanofi-Aventis by the Company pursuant to the terms of such services agreement. Should Sanofi-Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.

     Concurrent with the issuance of the note payable to Sanofi-Aventis, the Company issued warrants to purchase 145,853 shares of ZixCorp common stock all of which were outstanding at March 31, 2005. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the BSOPM and the following assumptions: contractual life of three years, risk-free interest rate of 5%, volatility of 100% and no dividends payable during the contractual term. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company.

Short-term Note Payable

     In December 2004, ZixCorp issued an 11-month note payable to Cananwill, Inc. (“Cananwill”) to finance the Company’s 2005 commercial insurance policies. In January 2005 the Cananwill note was increased by an additional $84,000 to finance the Company’s technology errors and omissions liability coverage. The note’s expiration date remains October 2005 with a stated interest rate of 5.15%. Payments are due in equal monthly installments.

12.	Earnings Per Share and Potential Dilution

     The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Basic and diluted earnings per share are equal in amount because the assumed exercise of common stock equivalents would be anti-dilutive due to a net loss being reported for each period.

     Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	Three Months Ended March 31
	2005	2004
Stock options	8,199,682	6,294,000
Warrants issued in relation to debt and equity Arrangements	3,573,219	3,365,000
Shares issuable for conversion of convertible promissory notes payable (see Note 11)	3,333,333	—

Total antidilutive securities excluded from earnings per share calculation	15,106,234	9,659,000

     As discussed in Note 11 the convertible promissory notes that are held by the Investors are convertible into common stock at $6 per share. Interest on the convertible promissory notes can also be paid in stock at 90% of the then current market price. Additionally, if the Company prepaid the convertible promissory notes in cash it would have to issue warrants equal to 70% of the shares that would have been required to convert the then-outstanding balance of the loan to stock. The exercise price on the warrants would be $6 a share. These were not included in the table above as the amount of shares is variable based on the stock price of the Company and the amount of the outstanding notes.

     On April 13, 2005, the Company and the Investors entered into agreements that, upon effectiveness, would restructure the convertible promissory notes payable (see Note 15). The amendments would permit the Company to make certain principal reductions using Company stock valued at 90% of the trading price of the stock. If ZixCorp chose to repay the $10,000,000 at April 29, 2005 with stock, the number of shares issued would have been 4,040,404. These were not included in the above table as the actual amount of shares, if any, required to meet the principal payment obligations is not known at this time.

     The promissory notes held by Sanofi-Aventis (see Note 11) can be repaid in stock or cash equal to 90% of the face amount at maturity. If the Company chooses to pay the note with common stock the obligation would be satisfied at the then-current stock price. If ZixCorp chose to repay the note at April 29, 2005 with stock, the number of shares issued would have been 981,818 to satisfy the minimum liability of $2,700,000.

13.	Contingencies

     Beginning in early September 2004, several purported shareholder class action lawsuits and one purported shareholder derivative lawsuit were filed in the U.S. District Court for the Northern District of Texas against the Company and certain of its current and former officers and directors. The purported shareholder class action lawsuits, which seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003 and May 4, 2004, were instituted September 3, 2004, September 13, 2004, September 16, 2004, September 21, 2004, and October 5, 2004. These lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during this time period. The named defendants are Zix Corporation, John A. Ryan, Daniel S. Nutkis, Steve M. York, Russell J. Morgan, Wael Mohamed, Dennis F. Heathcote and Ronald A. Woessner.

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

     These lawsuits may require significant management time and attention and could result in significant legal expenses. The Company maintains insurance that may limit the Company’s financial exposure for defense costs and liability for an unfavorable outcome, should the Company not prevail in the defense of these claims. Following the satisfaction of the deductible amount under the applicable insurance, the Company expects insurance to cover the remaining legal defense costs of the lawsuits. While the Company believes these lawsuits are without merit and intends to defend them vigorously, since these legal proceedings are in the preliminary stages the Company is unable to predict the scope or outcome of these matters and quantify their eventual impact, if any, on the Company. An unfavorable outcome could have a material adverse effect on the Company’s business, operating results, cash flow and financial condition.

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

     Under the terms of the Company’s software license agreements with its customers, the Company typically agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company typically includes this infringement indemnification in all of its software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then the Company may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses. The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.

     The Company has severance agreements with certain employees that would require the Company to pay approximately $1,818,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.

     The Company is involved in other legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company’s condensed consolidated financial statements.

14.	Related Party Transactions

     In February 2004, the Company exchanged one million shares of Maptuit common stock for $70,000 in cash. The Company had previously recorded an impairment of this related party investments and the partial recovery of the Company’s investment in Maptuit has been recorded in the Company’s condensed consolidated statements of operations in the quarter ended March 31, 2004 as realized gains on investments.

15.	Subsequent Events

Restructuring of $20,000,000 Convertible Promissory Notes Payable

     On April 13, 2005, the Company entered into amendments (the “Purchase Agreement Amendments”) to the Original Purchase Agreements with each of the Investors. The closing of the Purchase Agreement Amendments is subject to the satisfaction of certain conditions, principally obtaining SEC registration of the shares that may be issued under the convertible notes in the redemptions described below, by June 6, 2005. If the Purchase Agreement Amendments do not become effective, the original terms of the convertible notes will continue to be in effect.

     In connection with the closing of the Purchase Agreement Amendments, the Company will issue an Amended and Restated Convertible Note and an Amended and Restated Common Stock Purchase Warrant and enter into an Amended and Restated Registration Rights Agreement with each of the Investors (collectively, the “Other Amendment Documents,” and, together with the Purchase Agreement Amendments, the “Amendment Transaction Documents”). Set forth below is a summary of the material terms of the Purchase Agreement Amendments and the Other Amendment Documents.

•	Under the terms of the Amendment Transaction Documents, the Company will agree to redeem at 105% of principal with shares of its common stock (i) the $5 million of principal amount of the convertible notes originally due on November 2, 2005 on or before July 31, 2005 and (ii) the $5 million of principal amount of the convertible notes originally due on November 2, 2008 on or before December 31, 2005 (referred to herein as the “2005 Redemptions”). The Company may effect the 2005 Redemptions, in whole at any time, or in part from time to time, on or before the scheduled redemption dates. The 2005 Redemptions will require that the Company issue to the Investors a number of shares of its common stock valued at a 10% discount to the daily volume weighted average price (VWAP) of the common stock for the 15 trading days preceding the date of redemption. Assuming the VWAP approximates our stock price at April 29, 2005 of $2.75 per share, such $10 million mandatory redemptions would be payable with approximately 4.7 million shares of our common stock. If the Company is unable to complete the 2005 Redemptions using common stock, it must complete the redemptions by the redemption dates using cash and issue additional warrants as described below.

•	The warrants to purchase common stock originally issued to the Investors, currently covering 1,000,000 shares of common stock at an exercise price of $6.00 per share, will be amended, such that the exercise price for a pro-rata portion of the warrants will be reduced to the price of the Company’s common stock as and when the convertible notes are redeemed, if the redemption value per share of common stock is lower than $6.00 per share.

•	The amount of cash balances the Company is required to retain will be reduced following the completion of the 2005 Redemptions. Once the Company has redeemed $10 million of the principal amount by December 31, 2005, a covenant that would have required the company to maintain cash balances of $10 million (including amounts in the collateral account) until November 2007 will be reduced to $9 million. The required cash balance will further decrease to $5 million in November 2006 at the time of payment or retirement of the $5 million principal amount of the convertible notes due November 2006.

•	Under the terms of the Amendment Transaction Documents, the maximum number of shares of common stock that the Company may issue to the Investors under the terms of the Amendment Transaction Documents is subject to the limitation arising as a result of certain rules of the Nasdaq National Market applicable to the Company. Because of this limitation, the Company may not, without the approval of its shareholders, issue more than approximately 6.2 million shares of its common stock (or 19.99% of the Company’s common stock outstanding, measured as of the date of the Original Purchase Agreements) in connection with

º	the 2005 Redemptions;

º	any other payment or redemption of the principal amount of the convertible notes;

º	the possible conversion by the Investors of the convertible notes at $6.00 per share;

º	the possible exercise by the Investors of the warrants; and

º	the payment of interest on the convertible notes.

The actual number of shares of the Company’s common stock issued to effect the 2005 Redemptions will depend on the market price of the Company’s common stock at the time of redemption.

•	If the approximate 6.2 million shares of common stock is not enough to enable the Company to complete the 2005 Redemptions, or if the Company is unable to complete the 2005 Redemptions for any other reason (e.g., insufficient trading volume), then the Company would be required to (i) redeem for cash the principal balance of the convertible notes that could not be redeemed in the 2005 Redemptions and (ii) if the Investors so elect after January 1, 2006, redeem for cash the remaining $10 million principal balance of the convertible notes. Further, if the number of shares is sufficient to complete the 2005 Redemptions, but at any time after January 1, 2006 there are not enough shares left of the approximately 6.2 million shares to permit the Investors to convert the remaining outstanding principal amount of the convertible notes to common stock at $6.00 per share (subject to adjustment as provided in the convertible notes) and exercise the warrants, then, if the Investors so elect, the Company would be required to redeem any remaining principal balance of the convertible notes for which there are not sufficient shares available to convert to common stock at $6.00 per share (subject to adjustment). In each such case, the convertible notes would be redeemed at 105 percent of principal and the Company would be required to issue a warrant exercisable for 70% of the number of shares into which the redeemed convertible note would have been convertible in the absence of the share limitation. Any reductions of the principal amounts outstanding as a result of the cash redemptions described above would also reduce the cash balances the Company is required to maintain under the covenants described above, such that the cash balances would not exceed the principal amounts outstanding under the convertible notes.

     The terms governing the convertible notes due November 2, 2006 and November 2, 2007, which are $5 million principal amount each, generally remain unchanged (except as to possible early redemption, which is described in the last bullet point above). Under these terms, the Company can choose to repay the 2006 and 2007 convertible notes upon maturity if the holders have not elected conversion into common stock. Alternatively, the Company can redeem the 2006 and 2007 convertible notes prior to maturity in cash at 105% of the principal amount, plus accrued interest and the issuance of an immediately exercisable supplemental warrant exercisable for 70% of the common stock that would be issuable to the holders of the convertible notes upon conversion in respect to the principal amount thereof if the convertible notes were to remain outstanding.

     The interest rates and interest payment dates remain unchanged.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

     The Company operates in a single reporting segment, providing solutions that protect, manage, and deliver sensitive electronic information. These solutions are grouped into two product lines: eSecure and eHealth. The eSecure products include the suite of secure messaging solutions (ZixVPM, ZixPort, ZixMail, and ZixAuditor) and the Message Inspector and Web Inspector (both Inspector products were sold to CyberGuard on March 11, 2005). The eHealth products include the PocketScript e-prescribing product and the Dr. Chart lab results delivery product.

     In the first quarter 2005, the Company experienced the following significant items:

•	Sold the Message Inspector and Web Inspector product lines on March 11, 2005.

•	Experienced a 26% increase in revenue in Q1 2005 versus Q1 2004.

•	Reduced the company-wide workforce by approximately 10% in mid-January, 2005.

•	Cash (restricted and unrestricted) and marketable securities decreased by $6,337,000.

     The sale of the Message Inspector and Web Inspector product lines had an immediate in quarter effect on the financials: the revenues from those products ceased on the date of sale; the Company received cash consideration; and the carrying amount of various assets and liabilities assumed by the purchaser were removed from the Company’s balance sheet. Revenue in the first quarter 2005 for the Message Inspector and Web Inspector product lines was $637,000 compared to $903,000 in first quarter 2004. The $266,000 decrease is attributed to the timing of the sale, and the resulting loss of support and maintenance revenue following the sale and the loss of normally occurring late in-quarter sales of new software licenses. The sale of these product lines increased the Company’s cash balances by the $2,126,000 received from the purchaser at closing. The Company also received from the purchaser a note for $1,500,000 due in 2005 and incurred transaction fees of $317,000.

     In mid-January, the Company reduced its total workforce by approximately 10% by eliminating 27 positions. Employee costs are the single greatest component of the Company’s cost structure. The cuts were spread across multiple geographies and multiple product areas. The Company sought to become more focused on its two core markets, secure messaging and e-prescribing and to become more efficient by increasingly sharing resources across all company initiatives. While headcount cost reductions take 30-90 days to fully realize, the Company’s total spending declined from $14,109,000 in the fourth quarter of 2004 to $12,867,000 in the first quarter of 2005. Additional savings are expected to materialize in the second quarter and the Company is continuing its efforts to reduce additional costs.

     As the Company is investing in emerging markets, significant net use of cash continued in the quarter. The cash (restricted and non restricted) and marketable securities declined from a total (restricted and unrestricted) balance of $30,230,000 to $23,893,000 for a net decrease of $6,337,000. Cash receipts in total declined relative to the prior quarter as receipts declined for Message Inspector and Web Inspector due to the sale and declined for PocketScript as the Company completed the 2004 deployment efforts. The cash receipts for Secure Messaging improved on increased order input and continued strength in renewals.

     In addition, to the above items, the Company restructured the $20,000,000 of convertible promissory notes payable on April 13, 2005.

Overview

     Since January 1999, the Company has developed and marketed products and services that bring privacy, security, and convenience to Internet users. In the first quarter of 2001, the Company first introduced ZixMail, a desktop solution for encrypting and securely delivering email, and began focusing its sales and marketing efforts toward the commercial market. In 2002 and 2003, the Company significantly expanded its portfolio of commercial services and rebuilt its sales and marketing work force under new executive leadership. The expanded communications protection portfolio of commercial products and services included: ZixVPM (Virtual Private Messenger), an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications; ZixAuditor, an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies; and ZixPort, a secure Web-messaging portal. Further, the Company has targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act (HIPAA), a 1996 law that requires protected health information to be safeguarded over open networks, are driving demand. The privacy regulations for this law took effect in April 2003 and the security regulations is scheduled to go into effect in April 2005.

     In July 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, LLC (“PocketScript”), a privately-held development-stage enterprise that provides electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-prescribing marketplace, which is expected to grow significantly as more physicians leverage technology in delivering care. This expansion is paired with the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the safety of written prescriptions declines. In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offers a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, online doctor visits, and laboratory information solutions. On November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition. On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 6 to the condensed consolidated financial statements).

     The foundation of the Company’s business model is centered on the financial leverage expected to be generated by its various subscription and transaction-based revenues that are believed to be predominantly recurring in nature and an efficient cost structure for its secure data center operations, the core of which is expected to remain relatively stable. Subscription fees are expected to be collected at the beginning of the subscription period, generally on an annual basis and are recognized as revenue on a prorated basis over the length of the subscription period.

     Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early-stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. In 2004, the Company has incurred significant operating losses and the use of cash resources has continued at a substantial level. The Company anticipates further operating losses in 2005.

     In 2005, the Company continues to place a strong emphasis on actions to become cash flow breakeven. This emphasis might entail cost reductions in the near term. Cost reductions could come in the form of workforce reductions, decreased investments in certain areas of the business, business divestitures (sales or shut down), or geographic consolidation. The Company’s plan is to eliminate cost in the areas of the business that are expected to continue to result in cash outflows and emphasize the areas of the business that can become cash flow positive in the near to medium term. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company.

Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. The Company’s most critical accounting policies and estimates are described below.

Long-Lived Assets

     The accounting policies and estimates relating to the long-lived assets are considered critical because of the significant impact that impairment or obsolescence could have on the Company’s operating results.

     The Company’s long-lived assets subject to amortization are comprised of identified intangibles and property and equipment aggregating $7,049,000 or 16% of total assets at March 31, 2005. The intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the value has been diminished or impaired. The amount of a potential impairment is determined by comparing the carrying amount of an asset to the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated. During first quarter of 2005, the Company evaluated the estimated useful lives of the intangible assets relating to MyDocOnLine acquisition and the lives for developed technology and customer relationships were reduced to 3 years from 5 years and 4 years, respectively. This change in estimate is accounted for prospectively beginning January 1, 2005 and resulted in an additional amortization expense of $54,000 in the first quarter.

     During 2003 and 2004, the Company completed three acquisitions using the purchase method of accounting. The amounts assigned to the identifiable assets and liabilities acquired in connection with these acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder recorded as goodwill. The fair values were determined by management, generally based upon information supplied by the management of the acquired entities, and in two instances valuations were prepared by independent appraisal experts. The fair values have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate.

     Goodwill, totaling $6,958,000 or 16% of total assets at March 31, 2005, represents the cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software, net of the portion of goodwill associated with the net asset sold to CyberGuard (see Note 6 to the condensed consolidated financial statements) and the January 2004 acquisition of MyDocOnline. The Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit, market values of comparable businesses where available or the Company’s market capitalization based on outstanding stock values. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. The sale of the Message Inspector and Web Inspector products, which were a significant part of the Elron acquisition, caused the Company to evaluate the goodwill associated with the sales of net assets representing a portion of the eSecure reporting unit. As a result, the Company reduced goodwill by $2,161,000 as part of the carrying value of the net assets related to that transaction (see Note 6 to the condensed consolidated financial statements). This represented 50% of the acquired goodwill from the Elron acquisition.

     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.

Deferred Tax Assets

     These balances are considered critical because of the relative size of the deferred tax assets and related valuations, and the potential expiration of tax assets if profitability is not obtained within a specified period. As required by SFAS No. 109, Accounting for Income Taxes, the Company recognizes deferred tax assets on its condensed consolidated balance sheet if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At March 31, 2005, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of approximately $95,860,000, reflecting the Company’s historical losses and the uncertainty of future taxable income.

     If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. The Company’s net operating loss carryforwards and tax credits have various expiration dates beginning in 2009 and going through 2024.

Revenue Recognition

     The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by SOP 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, Emerging Issues Task Force (“EITF”) Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term nature of Zix’s contracts with customers and the potential for incorrect application of accounting guidance requires that revenue recognition be considered a critical accounting policy.

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

     In 2004 and first quarter 2005, the Company sold anti-spam filtering, email content filtering and Web filtering solutions to customers under perpetual licensing arrangements. These perpetual software licenses are normally sold as part of multiple-element arrangements that include annual maintenance and/or subscription, and may include implementation or training services. Acceptance for these products is generally when delivered if they are self installable by the customer and upon installation if installation is required to be done by ZixCorp professional services. These products are primarily self installed. Where VSOE has not been established for undelivered elements, revenue for all elements is deferred until those elements are delivered or their fair values determined. However, if VSOE is determinable for all of the undelivered elements, and the undelivered elements are not essential to the delivered elements, the Company will defer recognition of the fair value related to the undelivered elements and recognize as revenue the remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements is based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues are recognized as the services are rendered. The Company establishes VSOE for maintenance based upon maintenance that was sold separately. Maintenance revenue is recognized over the term of the maintenance agreement, generally one year.

     On March 11, 2005 the Web Inspector and Message Inspector product lines which perform anti-spam, e-mail and Web filtering, were sold to CyberGuard Corporation. These product lines were acquired in September 2003 when the Company purchased Elron Software, Inc. Message Inspector and Web Inspector contributed $903,000 and $637,000 of revenue for the quarters ended March 31, 2004 and March 31, 2005, respectively. The sale of Message Inspector and Web Inspector is discussed further in Note 6 to the condensed consolidated financial statements.

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

Results of Operations

Revenues

     The Company’s revenues grew during first quarter of 2005 relative to the first quarter of 2004. The year on year increase is from growth in the secure e-messaging market, primarily influenced by HIPAA requirements in the healthcare industry, and from the 2003 acquisitions of new technologies, primarily anti-spam, Web filtering and e-prescribing. The Company’s future revenue growth is primarily influenced by continued increases in the secure messaging market, both in the healthcare industry and expanding into new industries as well as a broader market adoption of the e-prescribing technology. The sale of the Message Inspector and Web Inspector products, which occurred on March 11, 2005, caused a decline in the revenues from these products in the first quarter of 2005 relative to the first quarter of 2004. There will be a further decline in revenues from these products in 2005 relative to 2004 as all revenues from these products ceased as of March 11, 2005.

     The following table sets forth a quarter-over-quarter comparison of the key components of the Company’s revenues:

			Variance
	Three Months Ended March 31,		2005 vs. 2004
	2005	2004	$	%
Services	$3,298,000	$2,516,000	$782,000	31%
Hardware	185,000	—	185,000	—
Software	100,000	327,000	(227,000)	(69%)

Total revenues	$3,583,000	$2,843,000	$740,000	26%

     Secure e-messaging services are primarily subscription-based services; the Elron software products were primarily sold as perpetual licenses with annual maintenance and/or subscription contracts; the PocketScript e-prescribing service is sold as a subscription service with initial deployment and hardware fees; and the Dr. Chart services and products fall into either a subscription-based arrangement or a perpetual license sale. All or part of these products might incorporate a transaction-fee element where a per-event occurrence can generate service revenue. Additionally, the Company offers certain professional services as standalone offerings or in conjunction with its products. The Company recognizes these as revenue as the services are rendered or over the life of a related service contract and utilizes the percentage of completion method when appropriate. The subscription period begins on customer acceptance of the ordered services, which subsequently commences the appropriate revenue recognition application. Sales returns and allowances occur infrequently and are immaterial in dollar value. Further, revenues result primarily from direct sales efforts, although the Company employed a network of distributors and resellers for the recently sold Elron software products and increasingly for the secure e-messaging services.

     The Company’s revenues increased from $2,843,000 for the three months ended March 31, 2004 to $3,583,000 ($2,680,000 from eSecure and $903,000 from eHealth) for the corresponding period in 2005. This increase of $740,000 was from an increase in the Secure Messaging revenue (service subscription fees) of $368,000 and an increase in revenues from PocketScript of $691,000. Offsetting these gains were decreases of $266,000 in quarter-on-quarter revenue caused by the sale of the Message Inspector and Web Inspector and $53,000 decrease in Dr. Chart revenues. The revenue from Secure Messaging products increased from new customer subscriptions that were activated throughout 2004 and from very low attrition rates in the existing customer base. As a subscription service, the revenue naturally increases in a predictable fashion as long as new customers sign up for the service and attrition of existing customers remains low. The PocketScript revenues increased as the number of base subscription customers increased through 2004 and because installations in the first quarter of 2005 were greater than those in the first quarter of 2004. Under the existing contracts for e-prescribing, there is some immediate revenue recognition on installation and an amortizing subscription fee. A recent trend experienced by the Company is a decline in installations from the immediately preceding quarters. This trend will cause decreases in e-Prescribing revenue in the short term and a leveling off in the long term unless new, significant customers emerge for the product.

     A Master Services Agreement was entered into with Aventis, Inc. (“Aventis”) for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 6) for the performance, by the Company, of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.

     Since the Company’s services to be provided to Aventis have not yet been fully defined, the $4,000,000 payment has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Aventis by the dates outlined above the deposit will be forfeit and ZixCorp will recognize the deposit as other income. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local, or foreign law, in the event the Company files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The

Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of March 31, 2005, the Company had provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement.

     Subsequent to the MyDocOnline acquisition, Aventis merged with Sanofi and the rights under this agreement were transferred to the new company, Sanofi-Aventis. The Company and Sanofi-Aventis agreed to extend the January 30, 2005 deadline for consuming the initial $1,000,000 in services to April 11, 2005. Sanofi-Aventis will forfeit any unused amounts annually if services are not requested by Sanofi-Aventis in accordance with the terms of the Master Services Agreement unless the deadlines are extended by mutual agreement of the parties. The initial $1,000,000 in services was not consumed by Sanofi-Aventis by April 11, 2005 and the Company advised Sanofi-Aventis that the $1,000,000 was forfeited to the Company. The Company will record this amount in other income in the financial statements for the quareter ended June 30, 2005.

     On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation. These product lines contributed revenues of $637,000 in the first quarter 2005 and $903,000 in the same period of 2004. Also, deferred revenue was assumed by CyberGuard as part of the purchase agreement, which reduced the backlog by $1,546,000 (see Note 6 to the condensed consolidated financial statements). The revenues from those products ceased on the date of sale and therefore, the expected revenues and additions to the backlog in the future quarters is zero for these products. After the sale of Message Inspector and Web Inspector, the Company now generates only limited revenues from the sale of perpetual software licenses.

     Management follows several general metrics to gauge business performance and the results of these metrics can have an effect on management’s estimate of future revenue. These metrics include: order input, backlog, renewal rate (customer retention) of secure e-messaging service contracts, observations of the mix of single-year verses multi-year service contracts for secure e-messaging and deployments to physicians of the e-prescribing products.

     Company-wide order bookings for first quarter 2005 increased 24% over the same period in 2004. The Company’s end-user order backlog as of March 31, 2004, is approximately $22,700,000 and is comprised of the following elements: $2,960,000 from the original $4,000,000 customer deposit from Sanofi-Aventis for future services (described above), $7,120,000 of deferred revenue that has been billed and paid, $3,040,000 billed but unpaid, and approximately $9,580,000 of unbilled contracts. The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue and excludes $1,546,000 which was acquired by CyberGuard in the Message Inspector and Web Inspector purchase (see Note 6 to the condensed consolidated financial statements).

     The renewal rate for secure e-messaging customers was in excess of 95% throughout the first quarter of 2005, which is consistent with 2004 results. In addition, the Company continues to see an increase in the number of customers who subscribe to use the Company’s secure messaging service for a three-year term verses a one year term. The Company expects this preference for a longer contract term to continue for the rest of 2005, as the Company has priced its services in a manner that encourages longer term contractual commitments from customers.

     The primary driver of demand for the Company’s e-prescribing devices and services in 2004 was insurance payors purchasing the devices and related services from the Company for physicians in a sponsorship arrangement, whereby the payor sponsored certain physicians to receive the device and services from the Company. During 2004 the Company deployed its PocketScript e-prescribing service to approximately 2,500 physicians under two such initiatives. The larger of the two was the eRx Collaborative initiative (a collaborative effort between Tufts Health Plan and Blue Cross Blue Shield Massachusetts, and Neighborhood Health Plan). In the first quarter of 2005, Blue Cross Blue Shield Massachusetts verified that ZixCorp had met various contractual requirements, which led to the release of a contingency on 300 additional units and the eRx Collaborative placed an order for an additional 300 units to be deployed in 2005. The Company believes that the sponsorship model is currently the prevalent market demand model. While the Company has additional deployments to conduct under existing sponsorship agreements, growth in this area will require additional payor sponsors or a change in the market demand model.

Cost of Revenues

     In the quarter ended March 31, 2005, the Company’s costs of revenue increased 23% as the Company’s revenues increased 26%. The increase in 2005 versus 2004 was almost entirely in the eHealth e-Prescribing services and was caused by investments made to enter and remain in the eHealth market. While revenues grew in eSecure with little or no increase in costs of revenue for those products year on year, this potential increase in the gross margin was almost entirely offset by the increases required for the eHealth products.

     At March 31, 2005, a substantial amount of the Company’s cost of revenues is not directly variable to revenues. These costs represent the base cost required to provide the various service offerings such as the data center and the customer support function. The Company believes it has the capacity to grow revenues further, assuming market demand, while maintaining a growth in costs of revenue less than the revenue growth rate. The trend in secure messaging has been the ability to grow revenues without increasing, or only marginally increasing, the costs of revenues as more efficient methods of product delivery and service have been implemented. While this trend is expected to continue, it is not expected to continue to the extent it has in the past. Eventually, additional efficiencies become more difficult to achieve and costs of revenues could rise more in line to increases in revenue. e-

Prescribing costs of revenues have risen significantly in the last year as the Company builds the required base of resources to provide and service these products. E-prescribing cost of revenues has a sizable fixed component but also has a variable component associated with the cost of devices, physician recruiting, installation and training. Additional increases in e-prescribing revenue, should demand occur, is expected to result in a corresponding increase in the related costs of goods sold.

     The following table sets forth a quarter-over-quarter comparison of the Company’s cost of revenues:

			Variance
	Three Months Ended March 31,		2005 vs. 2004
	2005	2004	$ %
Total cost of revenues	$3,891,000	$3,174,000	$717,000	23%

     Cost of revenues increased $717,000 primarily due to personnel additions totaling $549,000 and non-personnel cost increases totaling $168,000, both of which were necessary to expand the Company’s deployment and client services capabilities to support primarily the order growth of the Company’s e-prescribing products and services. Non-personnel costs primarily include expenses for data center maintenance and support, deployment-related costs for the e-prescribing hand-held devices and systems, outside consultants and travel. The specific increases between reporting periods included $160,000 relating to the hardware and data communications elements of the e-Prescribing hand-held device deployments, and $113,000 for travel expenses. These increases in non-personnel costs were partially offset by a $95,000 reduction in depreciation and amortization of property and equipment resulting from certain data center equipment becoming fully depreciated.

     A significant portion of the Company’s cost of revenues relates to the cost of operating and maintaining the ZixData Center which is currently not fully utilized. Accordingly, costs associated with the data center and other fixed assets are expected to grow at a slower pace than revenue. Cost of revenues also includes the activities of field deployment, professional services and customer service and support. The Company has two product groupings, eSecure and eHealth. The two categories have both distinct and shared costs of revenues. Most notable of the shared costs is the ZixData Center. Management estimates and makes assumptions regarding these shared costs to calculate an estimated cost of revenues per reporting unit. The total cost of revenues of $3,891,000 is estimated to be comprised of $1,653,000 relating to eSecure and $2,238,000 relating to eHealth, including allocations of shared costs. The results show that eSecure has revenue in excess of the estimated costs of revenue and that additional revenue in this product line requires only modest increases in the costs of revenues.

Research and Development Expenses

     Research and development expenses decreased 31% in the three months ended March 31, 2005 relative to the three months ended March 31, 2004. The decrease was the result of higher spending in 2004 related to newly acquired products from business acquisition. Since the acquisition, these costs have been significantly reduced by merging various initiatives into the core research and development spending and thus the overall costs have decreased. Additionally, spending has been reduced from the cancellation of the Connect product and from the partial month’s savings from selling Message Inspector and Web Inspector products on March 11, 2005.

     The following table sets forth a quarter-over-quarter comparison of the Company’s research and development expenses:

			Variance
	Three Months Ended March 31,		2005 vs. 2004
	2005	2004	$ %
Total research and development	$1,975,000	$2,845,000	$(870,000)	(31%)

     The $870,000 decrease consists primarily of $220,000 for headcount reductions relating to Elron Software and MyDocOnline products, $214,000 for reduced consulting fees primarily relating to MyDocOnline, $162,000 for 2004 non-cash compensation involving employee bonuses and severance costs and $306,000 for the one-time charge of allocated in-process research and development amortization expense associated with the 2004 acquisition of MyDocOnline. These cost decreases were partially offset by increased occupancy costs of $72,000.

Selling, General and Administrative Expenses

     Selling, general and administration expenses decreased 4% in the three months ended March 31, 2005 relative to the three months ended March 31, 2004. The general trend is a reduction in expenses as the Company consolidates various marketing initiatives from acquired companies into a centrally managed initiative and as the Company focuses on its two core markets. These reductions have been offset with increases in marketing and sales for the e-prescribing products and increases in the costs of being a publicly held company. While the publicly traded company costs increased in 2004 in order to comply with Sarbanes-Oxley requirements, they are not expected to significantly abate in 2005 as continued compliance remains expensive.

     The following table sets forth a quarter-over-quarter comparison of the Company’s selling, general and administrative expenses:

			Variance
	Three Months Ended March 31,		2005 vs. 2004
	2005	2004	$ %
Total selling, general and administrative expenses	$7,502,000	$7,806,000	$(304,000)	(4%)

     The $304,000 decrease in selling, general and administrative expenses is primarily due to a $888,000 decrease in personnel costs consisting primarily of the non-recurrence of employee severance costs paid in 2004. These decreases were partially offset by a net increase in non-personnel costs totaling $584,000 and consisting of $157,000 for increased advertising and marketing programs, $644,000 for increased legal and accounting related consulting and professional services, $99,000 for various taxes and other sundry expenses. These increases in non-personnel costs were partially offset by $316,000 in reduced travel expenses.

Interest Expense

     Interest expense in first quarter 2005 is $830,000 compared to $55,000 for the same period in 2004. The 2004 interest is solely from the promissory note issued in connection with the acquisition of MyDocOnline in January 2004. The first quarter 2005 interest expense consists of the following:

	Stated		Financing	Total
	Interest	Discount	Cost	Interest
	on Notes	Amortization	Amortization	Expense
Convertible promissory notes payable	$266,000	$301,000	$160,000	$727,000
Promissory note payable	—	92,000	—	92,000
Short-term promissory notes	3,000	—	—	3,000
Capital Leases	8,000	—	—	8,000

Total notes payable	$277,000	$393,000	$160,000	$830,000

     The promissory note payable is the Sanofi-Aventis note payable referenced in Note 11 to the condensed consolidated financial statements. This note bears interest at an annual rate of 4.5% and is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. As of March 31, 2005, Sanofi-Aventis has requested no services in-lieu of interest and the Company believes that it is not probable that Sanofi-Aventis will request such services. In addition, the potential costs of delivering any unspecified services cannot be estimated. Therefore, no interest expense or liabilities have been recorded in relation to the stated interest rate on the note.

Investment and Other Income

     Investment income increased from $58,000 in first quarter 2004 to $143,000 in 2005 primarily due to an increase in invested cash and marketable securities.

Recovery of Previously Impaired Investment

     In February 2004, the Company exchanged one million shares of previously impaired Maptuit stock for $70,000 in cash resulting in a gain of this amount.

Gain on Sale of Product Line

     On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines to CyberGuard Corporation. The total sales price was $3,626,000 consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments in 2005. The net gain recognized on the sale was $950,000 (see Note 6 to the condensed consolidated financial statements).

Income Taxes

     The Company’s income taxes increased from $29,000 for the three months ended March 31, 2004 to $50,000 for the corresponding period in 2005 and represents non-U.S. taxes payable resulting from the operations of the Company’s Canadian subsidiary. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income.

     Currently, the Company’s net operating loss carryforwards do not have limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code. However, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carryforwards against any future taxable income.

Net Loss

     As a result of the foregoing, the Company ’s net loss was $9,572,000 for the three months ending March 31, 2005 and $10,938,000 for the corresponding period in 2004.

Liquidity and Capital Resources

     Due to the Company’s history of operating spending in excess of customer receipts, liquidity is of special importance. Essential to liquidity is the ability of the Company to become cash flow positive, ideally from operations, but augmented as required by financing or investing activities.

     The Company has material contractual obligations over the next year of $7,871,000 and $24,159,000 over the next three years consisting of leases and debt obligations. Cash requirements in excess of these commitments represent operating spending the Company chooses to make in order to satisfy existing customer contracts and to secure new orders and cover various overhead costs. The spending in excess of contractual commitments is somewhat flexible and dependant on the Company’s current and future cash receipts. The Company is engaged in two primary markets, eSecure and eHealth. For several years the spending in eSecure far exceeded cash receipts. As that product has matured the gap between cash receipts and cash used has narrowed substantially and continues to do so. The recurring nature of the subscription model makes cash receipts predictable and additional spending to sustain and continue to stay abreast with market demands in eSecure are not extensive. The eHealth market is significantly earlier in its development phase relative to eSecure and thus the Company has chosen to spend money in excess of the cash receipts. The Company continues to closely monitor developments in the eHealth market and will adjust spending in that area commensurate with expected future returns and, if appropriate and available, will consider additional funding to augment cash from operations.

Sources and Uses of Cash

     Net cash used by operations was $7,386,000 for the three months ended March 31, 2005 compared to $2,941,000 for the corresponding period in 2004. The increase in cash used for operating activities totaling $4,445,000 was primarily due to the $4,000,000 customer deposit from Aventis received in the first quarter of 2004. Additionally, the Company experienced a $1,136,000 decrease in the 2005 non-cash operating expenses in the areas of depreciation and amortization of intangible and tangible assets, amortization of debt-related financing costs and discounts and stock-based compensation, the $950,000 gain on the sale of the Web Inspector and Message Inspector product lines, a $186,000 decrease in trade payables and accrued expenses and a decrease in deferred revenue totaling $119,000, partially offset by a 12% decrease in the Company’s net loss, totaling $1,366,000, a decrease in non-acquired accounts receivable and prepaid expenses totaling $510,000 and $70,000 pertaining to the 2004 partial recovery of a previous investment in Maptuit Corporation Net cash used by operating activities for the three months ending March 31, 2005 was funded primarily by existing cash resources and investing and financing activities described below.

     Additionally, in the three months ending March 31, 2005 the Company collected customer receipts of $4,073,000. This is a 14% increase over the same period in 2004. Included in the $4,073,000 are cash receipts from the Message Inspector and Web Inspector products totaling $711,000. The Company expects to collect an additional $189,000 attributable to Message Inspector and Web Inspector products in the second quarter of 2005, but thereafter the cash receipts from these products is expected to be zero as these products were sold as described above.

     Net cash flows provided by investing activities was $14,116,000 for the three months ended March 31, 2005 compared to $1,682,000 for the corresponding period in 2004. The $12,434,000 increase in investing cash flows was primarily attributable to a net decrease in marketable securities totaling $10,502,000, net proceeds of $1,840,000 from the sale of the Web Inspector and Message Inspector product lines, decreased purchases of property and equipment totaling $198,000, partially offset by $70,000 received in 2004 as partial recovery of the Company’s investment in Maptuit Corporation and $36,000 relating to purchase of a restricted cash investments.

     Net cash used by financing activities was $106,000 for the three months ended March 31, 2005 compared to cash provided of $13,985,000 for the corresponding period in 2004. The $14,091,000 decrease in financing cash flows was attributable to the lack of stock option and warrant exercises by employees and outside holders in the first quarter of 2005 compared to the same period in 2004; the decrease being $10,982,000. Also in 2004, the Company received $3,000,000 in exchange for a promissory note from Aventis, Inc., involving the acquisition of MyDocOnline, Inc. Further in 2005, the Company began repaying short-term and capital lease obligations totaling $98,000, which were originally negotiated in 2004.

Debt Instruments and Related Covenants

     Concurrent with the MyDocOnline acquisition, at closing, Aventis, Inc. (“Aventis”) loaned the Company $3,000,000 due March 15, 2007, with a stated annual interest rate of 4.5%. The loan is evidenced by a secured promissory note. Interest on the note is payable only in services provided by the Company to Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Aventis’ discretion and after the $4,000,000 customer deposit from Aventis under the Master Services Agreement described below has been consumed, the principal portion of the note may be paid in the form of additional services provided to Aventis by the Company pursuant to the terms of such services agreement. Should Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.

     Concurrent with the issuance of the note payable to Aventis, the Company issued warrants, which remain outstanding at March 31, 2005, to purchase 145,853 shares of the company’s common stock. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of

$1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the Black-Scholes pricing model. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company. The loan is secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement.

     On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (together with Omicron, the “Investors”), pursuant to which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes (the “Notes”) and related warrants (the “Warrants”). The Notes convert into the Company’s common stock at an initial conversion price of $6.00 per share, which could potentially be adjusted in accordance with certain anti-dilution adjustments. At the initial conversion price, the Notes would convert into an aggregate of 3,333,333 shares of the Company’s common stock.

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

     The Company is required to hold certain proceeds from the Notes issuance in a restricted, segregated collateral account. The amount of cash collateral required to be maintained in this account is 50% of the aggregate principal amount then owing under the Notes (initially $10,000,000). The requirement for the collateral account is lifted should the Company meet certain operating objectives and other specified criteria. Separately, the Company is required to maintain cash (including the cash collateral held in the collateral account) and cash equivalents equal to $10,000,000 through November 2, 2007, and $5,000,000 thereafter for so long as the Notes are outstanding. Failure to maintain these balances will cause the Notes to enter into default.

     The Company issued to the Investors warrants to purchase 1,000,000 shares of common stock at an exercise price of $6.00 a share. The Warrants are immediately exercisable and expire November 2, 2009. The Company paid Rodman and Renshaw as brokers to the transaction $1,092,000 and warrants to purchase 166,667 shares of common stock at an exercise price of $6.00 a share with a fair value of $506,000. The warrants are immediately exercisable and expire November 2009.

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

     On April 13, 2005, the Company, and the Investors entered into agreement that, upon effectiveness, would restructured the $20,000,000 Notes and related warrants (see Note 15 to the condensed consolidated financial statements). The restructuring would expedite some payments and allow the Company to make some payments in common stock. The affect on the Company’s liquidity arising from this restructuring is that the Company is to pay the first and last scheduled $5,000,000 payments using Company stock (at accelerated payment dates), rather than using cash. However, this is subject to the restructuring amendments becoming effective per Note 15 of the condensed consolidated financial statements.

Cash Requirements

     The Company’s cash requirements consist principally of the Company’s contractual commitments and funding its operating losses as it pursues a leadership position in the emerging markets in which it operates and capital expenditures, primarily for data center expansion and refurbishment and for computer equipment to support new customer orders. The Company anticipates further losses in 2005 and the use of cash resources for operating activities continues at a substantial level. The Company acquired the assets and the businesses of PocketScript, Elron Software and MyDocOnline in July 2003, September 2003 and January 2004, respectively, in exchange for certain equity securities of the Company. While no significant cash was required to make these acquisitions, each of these businesses incurred operating losses in recent years. The Company significantly reduced the substantial historical operating losses of Elron Software and MyDocOnline. In late 2004 the Company embarked on a pronounced initiative to focus its efforts on its two most promising markets – eSecure and eHealth. Pursuant to this focus in late 2004 the Company shut down the Connect product which had been acquired in the purchase of MyDocOnLine, and, in mid-March 2005, the Company sold the assets and business acquired in the Elron acquisition (see Note 6 to the condensed consolidated financial statements). The Company expects to incur additional operating losses in the near term from the operation of its PocketScript operations as it continues to invest in new personnel and other resources necessary to effectively deploy its e-prescription devices.

Cash Sources

     Essential to the Company’s operating cash sources is the contractual backlog that has not yet been billed, newly acquired customers for Secure Messaging and new e-prescribing contracts. Should the Company continue operating with negative operating cash flows for a significant period of time, additional sources of cash would be required which could include additional financing, additional debt restructuring, strategic partnering, sales of other non essential assets, and other alternatives.

     Backlog — The Company’s end-user order backlog is comprised of contractually bound agreements. The amount that has not yet been collected in cash as of March 31, 2004 was $12,620,000. These contracts are almost all time based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually.

     Continued Growth of Secured e-Messaging Business: The Company expects incremental cash receipts in 2005 the range of $3,500,000 to $5,500,000 compared to 2004 for the Secure Messaging products. This growth is somewhat predictable based on past trends due to the subscription nature of the business, whereby, the Company has been consistently adding new annual service contracts while experiencing very minimal attrition of existing and renewing customers. At the low end of this range, the Company assumes they will collect contractually billed amounts, experience continued renewal rates of 95%, and continue new customer orders at the same rate demonstrated over the last 2 years. Should new first year customer orders increase 20% quarter on quarter throughout 2005, the high end of the range should be reached. In the first quarter, new first year customer orders increased approximately 14%.

     New e-Prescribing Payors – The Company’s go to market model in e-Prescribing has been to sell to large insurance payors who in turn sponsor physicians for the service. The Company believes that this model is the most cost effective method of addressing the market in large quantities. The Company has demonstrated initial selling and deployment success with this model with the eRx Collaborative initiative in Massachusetts. The costs associated with the e-Prescribing product is extensive and the Company is relying upon additional success with other payors to cover and exceed these costs.

Cash Management

     In 2004, the Company used cash for recurring operating expenses of $26,800,000. Based on the Company’s organization, operations and debt agreements that existed on December 31, 2004, it was likely that the Company would require an equivalent amount of cash in 2005 plus an additional $5,300,000 to service debt obligations and fund on-going operations. Without action, this would result in the Company requiring an additional $12,244,000 in cash funding (based on cash balances at December 31, 2004), increased customer receipts, cost reductions or a combination thereof in 2005. The Company took actions in the first quarter of 2005 to improve its operating efficiency, cash position and to manage the Company’s liquidity through 2005. These include the following:

Actions Taken in the First Four Months of 2005:

•	Sale of Web Inspector/Message Inspector (collectively the “Inspector”) Product Line: In mid-March, 2005, the Company sold the Inspector product line to CyberGuard for $3,309,000 in cash, net of transaction fees totaling $317,000 (see Note 6 to the condensed consolidated financial statements). These products operated on a cash neutral basis so their elimination will not impact the Company’s on-going operating cash requirements. The sale did not include the current Inspector accounts receivable totaling approximately $189,000, net of allowance for doubtful accounts as of March 31, 2005.

•	Workforce Reductions: In January 2005, the Company reduced its workforce by approximately 10%. This was done selectively to avoid adversely impacting the core business operations and sales momentum. The Company forecasts that the reduction will result in a net improvement of $2,500,000 to $3,000,000 in cash expenditures during 2005.

•	Restructured $20,000,000 Convertible Promissory Notes Payable: On April 13, 2005, the Company entered into amendments (the “Purchase Agreement Amendments”) to the Original Purchase Agreements with the Investors (see Note 15 to the condensed consolidated financial statements). The closing of the Purchase Agreement Amendments is subject to the satisfaction of certain conditions, principally obtaining SEC registration of the shares that may be issued under the convertible notes in the share redemptions described below, by June 6, 2005 If the Purchase Agreement Amendments do not become effective, the original terms of the convertible notes will continue to be in effect. The new terms allow the Company to repay the first and last $5,000,000 installments, which were scheduled to be paid in cash in November 2005 and 2008, in stock during 2005. Should the Purchase Agreement Amendments not become effective, the Company would be required to repay the first $5,000,000 in cash as previously scheduled on November 2, 2005. The Company would take whatever steps were necessary to effect this payment including one or some combination of significant cost reductions, sale of non-core assets, external financing, or further debt restructuring.

     Based on the above actions, continued growth in the eSecure market, certain other actions that have been initiated in the first quarter 2005, and flexibility in its discretionary spending, the Company believes it has adequate resources and liquidity to sustain operations through the rest of 2005 and is targeting incremental cash flow improvements throughout the year to augment its liquidity going into 2006. However, operating in emerging markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. The Company will further augment its cash flow position through additional cost reduction measures, sales of non-core assets, additional financings or a combination of these actions. Operationally, the extent and timing of success and potential returns in the eHealth market will ultimately be the most significant operational determinant of liquidity. The extent to which the Company views the eHealth market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses with additional financing if required. Should the Company seek financing, there can be no assurances that it can be obtained at terms that are acceptable; therefore, the resources available, the business model, and go to market model might have to be altered accordingly.

Options and Warrants of ZixCorp Common Stock

     In 2004, the Company raised significant cash from individuals who hold warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. The extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of March 31, 2005. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value	(included in	Total Value
	Outstanding	of Outstanding	outstanding	of Vested
Exercise Price Range	Shares	Shares	shares)	Shares
$2.50 - $4.99	3,834,987	$15,884,000	2,179,149	$8,905,000
$5.00 - $5.75	1,822,468	9,423,000	1,401,774	7,318,000
$6.00 - $8.89	3,077,314	19,741,000	1,961,850	12,666,000
$9.00 - $19.75	1,874,437	21,920,000	1,223,925	15,025,000
$21.38 - $57.60	1,163,695	59,552,000	1,163,695	61,141,000

Total	11,772,901	$126,520,000	7,930,393	$105,055,000

Off-Balance Sheet Arrangements

     None.

Contractual Obligations, Contingent Liabilities and Commitments

     The following table aggregates the Company’s material contractual cash obligations as of March 31, 2005:

	Payments Due by Period
	Total	< 1 Year	1-3 Year	3-5 Years	> 5 Years
Long-term debt	$22,893,000	$5,193,000	$12,700,000	$5,000,000	$—
Operating leases	9,469,000	1,402,000	2,278,000	1,797,000	3,992,000
Capital lease	349,000	244,000	105,000	—	—

Total cash obligations	32,711,000	6,839000	15,083,000	6,797,000	3,992,000
Interest on obligations	2,437,000	1,032,000	1,205,000	200,000	—

Total	$35,148,000	$7,871,000	$16,288,000	$6,997,000	$3,992,000

     The Company has not entered into any material, non-cancelable purchase commitments at March 31, 2005.

     The Company’s $20,000,000 convertible promissory notes have a stated interest rate that is reset every six months based on the six-month LIBOR plus 300 basis points. For the information shown above, the Company has assumed that the rate will remain at the current level (5.3%) for the term of the loan. Actual interest will vary based on changes in the six-month LIBOR. The Company has the option to pay this interest in common stock (see Note 11 to the condensed consolidated financial statements). On April 13, 2005, the Company, and the Investors entered into agreements that. upon effectiveness, would restructure the $20,000,000 convertible promissory notes payable and related warrants (see Note 15 to the condensed consolidated financial statements).

     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,818,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.

Risks and Uncertainties

     (In these risk factors, “we,” “us,” “our,” and “ZixCorp” refer to Zix Corporation and its wholly-owned subsidiaries

     An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in evaluating an investment in our common stock. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition, or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information set forth in this report, including our condensed consolidated financial statements and the related notes.

     We continue to use significant amounts of cash.

     Our businesses operate in emerging markets and developing these businesses is costly and the market is highly competitive. Emerging market businesses involve risks and uncertainties, and there are no assurances that we will be successful in our efforts. Based on our organization, operations and debt agreements that existed as of March 31, 2005, we would have had cash requirements for the remainder of 2005 greater than our March 31, 2005 balance of unrestricted cash and marketable securities of $13,483,000. At March 31, 2005, we have in process certain activities that were initiated in the first quarter of 2005 including cost reductions, sale of two product lines, and the amendments to the terms of the $20 million convertible notes to reduce our anticipated cash requirements for 2005. On April 13, 2005, the Company entered into amendments (the “Purchase Agreement Amendments”) to the Original Purchase Agreements with each of the Investors (see Note 15 to the condensed consolidated financial statements). The closing of the Purchase Agreement Amendments is subject to the satisfaction of certain conditions, principally obtaining SEC registration of the shares that may be issued under the convertible notes in the share redemptions described below, by June 6, 2005 If the Purchase Agreement Amendments do not become effective, the original terms of the convertible notes will continue to be in effect. There is no guarantee that the SEC will approve our requested registration within the required time limit.

     We plan to take future actions, as necessary, to ensure that we have sufficient cash resources to fund our operations. These actions could include further cost reductions or capital funding alternatives. There is no assurance that we will be able to raise additional capital on satisfactory terms if and when needed.

     The market may not broadly accept our e-messaging and e-prescribing products and services and related applications and services, which would prevent us from operating profitably.

     We must be able to achieve broad market acceptance for our e-messaging and e-prescribing products and services and related applications and services in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure e-messaging protection businesses similar to our ZixCorp-branded business that currently operate at the scale that we would require, at our current expenditure levels and pricing, to become profitable. Furthermore, PocketScript, our e-prescribing service, is a start-up venture in an emerging market. There is no assurance that any of our services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably.

     Failure to enter into new sponsorship agreements for or generate other revenue opportunities from our PocketScript e-prescribing services could harm our business.

     Our PocketScript business has incurred significant operating losses. In 2004, orders for our PocketScript e-prescribing service came exclusively from sponsorship agreements with healthcare payors, such as health insurance companies, pharmacy benefit managers, or self-insured companies. Under our payor-sponsorship business model, the healthcare payor typically pays for the cost of deploying the PocketScript services to the end-user physician and for the cost of a one-year subscription to use the service. All end-user physicians who are using the PocketScript services and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. Although we believe that physicians will pay to use the PocketScript service following the one year of service paid for by the healthcare payors or that healthcare payors will extend their sponsorship, there is no assurance that they will do so.

     Failure to sign a follow-on order with a healthcare payor from which a significant portion of our revenues are received or signing new sponsorship agreements with other payors in the coming months, or in identifying other revenue opportunities for our e-prescribing services, such as add-on applications, prescription transaction fees, and/or new uses for the transaction data itself, will prevent us from achieving significant revenues from our e-prescribing services.

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

     Although there are many large, well-funded participants in the information technology security industry, few currently participate in the secure e-messaging protection and e-transaction services market in which our ZixCorp-branded solutions compete. Most other product-only solutions in this market require extensive increases in overhead to implement and deploy them. Our ZixCorp-branded solutions can be made operational in a very short period of time compared to the longer procurement and deployment cycles common with the solutions of many of our competitors. Our service offerings are focused on the secure communications market, including secure e-messaging and protection management. Companies that compete with our ZixCorp-branded secure e-messaging and protection business include content management and secure delivery companies, such as Tumbleweed Communications Corp. and other secure delivery participants such as Voltage Security, PGP Corporation, Certified Mail, Authentica, and Sigaba Corporation.

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

     The emerging nature of the secure e-messaging, e-prescribing and e-transaction services business and its rapid evolution require us to continually develop and introduce new products and related applications and services and to improve the performance, features and reliability of our existing solutions and related applications and services, particularly in response to competitive offerings.

     We also have under development new feature sets for our current ZixCorp-branded service offerings and are considering new services. The success of new or enhanced services depends on several factors — primarily market acceptance. We may not succeed in developing and marketing new or enhanced services that respond to competitive and technological developments and changing customer needs. This could harm our business.

     If the market for secure e-messaging, e-prescribing and e-transaction products and related applications and services does not continue to grow, demand for our products and services will be adversely affected.

     The market for secure electronic communications is a developing market. Continued growth of the secure e-messaging, e-prescribing, and e-transaction products and related applications and services market will depend, to a large extent, on the market recognizing the need for secure electronic communications, such as email encryption, e-prescribing and electronic lab (e-lab) results. Failure of this market to grow would harm our business.

     If healthcare providers fail to adopt the PocketScript and MyDocOnline Solutions, we will fail to achieve the critical mass of physicians and patients to build a successful business.

     Our PocketScript e-prescribing service and our MyDocOnline service are targeted to the emerging market for providing secure communications among healthcare providers to deliver information in an efficient, economical manner. These are emerging markets, and the success of our PocketScript and MyDocOnline services is dependent, in large measure, on physicians and other healthcare providers changing the manner in which they conduct their medical practices by beginning to use secure wireless and Internet communications channels to communicate with medical laboratories, payors, pharmacies, and others. Our challenge is to make these new businesses profitable. To do so may require us to invest significant resources, including significant amounts of cash. There is no assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably. In early November 2004, we announced a material charge for impairment to an intangible asset of approximately $675,000, which was reflected in our third quarter 2004 financial results. The asset impairment resulted from a decision of our management to suspend research and development and terminate sales and marketing efforts for our Connect™ service, which was one of the products offered by the MyDocOnline portion of our business, because continuing to operate the service was not consistent with our goal of achieving cash flow breakeven. It is possible that we may incur further charges for other asset impairments in the future as we evaluate the prospects of our various lines of business.

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

     In addition, our ability to issue digitally-signed certified time-stamps and public encryption codes in connection with our ZixCorp-branded services and to support PocketScript’s e-prescribing service and MyDocOnline’s service depends on the efficient operation of the Internet connections between customers and our data centers. We depend on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.

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

     Secure messages sent through our ZixPort® and ZixMessage CenterTM messaging portals, in connection with the operation of our secure e-messaging protection and e-transaction services, include personal healthcare information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network; individual prescription histories transmitted through our PocketScript system will reside in our secure data center network; and the personal healthcare information transmitted through our MyDocOnline Dr. Chart system will reside in our secure data center network. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal healthcare information and personal financial information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our Internet-related services.

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

     Our ZixCorp-branded solutions, the PocketScript e-prescribing service and the MyDocOnline service employ, and future products and services may employ, public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption products using public key cryptography technology would be reduced or eliminated and such products could become unmarketable. This could require us to make significant changes to our products, which could damage our reputation and otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This or related publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.

     We depend on key personnel.

     We depend on the performance of our senior management team — including our Chief Executive Officer, President and Chief Operating Officer Richard D. Spurr, and our Vice President of Finance and Administration, Chief Financial Officer and Treasurer Bradley C. Almond, and their direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain and motivate these individuals. There are no binding agreements with any of our employees that prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.

     We could be affected by government regulation.

     Exports of software products using encryption technology, such as our ZixCorp-branded services, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our products to almost all countries, the list of countries to which our solutions cannot be exported could be revised in the future. Furthermore, some countries impose restrictions on the use of encryption products, such as ours. Failure to obtain the required governmental approvals would preclude the sale or use of our solutions in international markets.

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

     Our stock price may be volatile.

     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last year. As of April 15, 2005, there was a short position in our common stock of 6,831,377.

     Our directors and executive officers own a substantial percentage of our securities. Their ownership could allow them to exercise significant control over corporate decisions and to implement corporate acts that are not in the best interests of our shareholders as a group.

     Our directors and executive officers beneficially own shares of our securities that represent approximately 17.1% (measured as of the date of this Form 10 Q of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a former director and father of a current director (Antonio R. Sanchez, III), and current beneficial owner of approximately 7.8% (measured as of the date of this Form 10 Q of our outstanding common stock) and John A. Ryan, our chairman. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

     One investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

     George W. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 14.8% of our outstanding common stock (measured as of the date of this Form 10 Q without giving effect to the potential issuance of our common stock pursuant to the notes and the warrants held by the selling shareholders). Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.

     We have a substantial amount of debt and may be unable to service or refinance this debt or servicing this debt may restrict cash available for our business operations.

     As of March 31, 2005, our total outstanding indebtedness, including capital leases, requires us to make payments totalling $23.2 million payable over the next four years. This high level of debt could have negative consequences. For example, it could:

•	result in our inability to comply with the financial and other restrictive covenants in the notes, which, among other things, require us to maintain specified cash levels and limit our ability to incur debt and sell assets, which could in turn result in an event of default that, if not cured or waived, could have a material adverse effect on our operations;

•	require us to dedicate a substantial portion of our cash flow from operations to make scheduled principal payments on our debt or to meet required cash reserves, thereby reducing the availability of our cash flow for working capital, capital investments and other business activities;

•	increase our vulnerability to adverse industry and general economic conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital investments and other business activities;

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable or at all; and

•	limit our flexibility to plan for, and react to, changes in our business and our industry.

     We have a significant amount of convertible securities, including the convertible notes and the warrants, outstanding and may issue additional equity securities in the future. Conversion or redemption of the notes into our common stock, exercise of the warrants and issuance or conversion of other securities will dilute the ownership interests of existing shareholders.

     The convertible notes may be converted by the holders of the Company’s $20,000,000 of convertible promissory notes at an initial conversion price of $6.00 per share. If fully converted at this price, we would be obligated to issue an additional 3,333,333 shares of our common stock. However, we have agreed to redeem $5,000,000 of the convertible notes with shares of our common stock by July 31, 2005 and an additional $5,000,000 of the convertible notes with shares of our common stock by December 31, 2005 at (i) 105% of the par (principal) amount, plus accrued interest and (ii) a redemption rate that will require that we issue shares of our common stock valued at a 10% discount to the daily volume weighted average price (“VWAP”) of our common stock for a specified number of trading days preceding the applicable redemption date. Assuming the VWAP approximates our stock price at April 29, 2005 of $2.75 per share, such $10 million mandatory redemptions would be payable with approximately 4.7 million shares of our common stock. In addition, we have the option to pay accrued interest on the notes using our common stock shares, valued at a 10% discount to the volume weighted average price for the common stock for a specified number of trading days preceding the interest payment date. We have also issued warrants covering 1,000,000 shares of our common stock to the holders of the notes and additional warrants to purchase 166,667 shares of common stock were issued to the broker of the debt transaction. The issuances of these shares of common stock in respect of the notes and the warrants would result in a substantial dilution of our stockholders. Any sales in the public market of the common stock issuable upon such conversion or redemption of the notes or exercise of the warrants could adversely affect prevailing market prices of our common stock.

     In addition, at some point in the future we may determine to seek additional capital funding or to acquire additional businesses. These events could involve the issuance of one or more types of equity securities, including convertible debt, common and convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then prevailing market price of our common stock. In addition, we incent our employees and attract new employees by issuing shares of our common stock and options to purchase shares of our common stock. The interest of our existing shareholders may be diluted by any equity securities issued in capital funding financings or business acquisitions and would be diluted by any such future share issuances and stock option grants to employees.

     We may have liability for indemnification claims arising from the sale of our Web Inspector and Message Inspector product lines.

     We disposed of our Web Inspector and Message Inspector product line on March 11, 2005. In selling those products, we agreed to provide customary indemnification to the purchasers of those businesses for breaches of representations and warranties, covenants, and other specified matters. Indemnification claims could be asserted against us with respect to these matters.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the three-month period ended March 31, 2005, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2004 Annual Report to Shareholders on Form 10-K in Part II, item 7A which are incorporated by reference into this Report on Form 10 Q.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

   a. Exhibits

     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
4.1*	Warrant to purchase 166,667 shares of common stock of Zix Corporation issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004.

10.1*	Employment Offer Letter of Zix Corporation, dated March 23, to Richard D. Spurr.

Exhibit No.	Description of Exhibits
10.2*	Stock Option Agreement, dated March 23, 2005, between Zix Corporation and Richard D. Spurr.

31.1*	Certification of Richard D. Spurr, Chief Executive Officer, President, and Chief Operating Officer of the Company, pursuant to .Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Richard D. Spurr, Chief Executive Officer, President, and Chief Operating Officer of the Company, and Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION

(Registrant)

Date: May 9, 2005	By: /s/ Bradley C. Almond

Bradley C. Almond
Vice President, Chief Financial Officer, and
Treasurer
(Principal Financial Officer and
Duly Authorized Officer)