Form 10-Q
period 2005-06-30
ZIX CORP
filed 2005-08-09
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, par value $.01 per share	32,424,929

INDEX
PART I-FINANCIAL INFORMATION

Page
Number
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004	4
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) for the six months ended June 30, 2005	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42

PART II-OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 6. Exhibits	43
Form of Amended and Restated Convertible Note
Form of Amended and Restated Common Stock Purchase Warrant
Form of Amended and Restated Registration Rights Agreement
Sublease Agreement
Certification of CEO Pursuant to Section 302
Certification of VP, CFO and Treasurer Pursuant to Section 302
Certification of Pursuant to Section 906

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,673,000	$3,856,000
Marketable securities	—	16,000,000
Accounts receivable, net	327,000	561,000
Note receivable, net	971,000	—
Prepaid and other current assets	1,217,000	1,950,000

Total current assets	10,188,000	22,367,000

Restricted cash	10,412,000	10,374,000
Property and equipment, net	4,686,000	5,024,000
Intangible assets, net	1,601,000	3,832,000
Goodwill	6,958,000	9,119,000
Deferred financing costs and other assets	1,134,000	1,526,000

	$34,979,000	$52,242,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$692,000	$1,234,000
Accrued expenses	4,476,000	4,709,000
Deferred revenue	6,988,000	6,372,000
Customer deposits	1,008,000	968,000
Capital lease obligations	249,000	130,000
Short-term note payable	112,000	193,000
Convertible promissory notes payable	7,357,000	3,848,000

Total current liabilities	20,882,000	17,454,000
Long-term liabilities:
Deferred revenue	1,389,000	1,731,000
Customer deposit	2,000,000	3,000,000
Convertible promissory notes payable	9,351,000	13,347,000
Promissory note payable	2,027,000	1,840,000
Capital lease obligations and other	299,000	105,000

Total long-term liabilities	15,066,000	20,023,000

	35,948,000	37,477,000

Contingencies (Note 13)
Stockholders’ equity (deficiency):
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 34,752,110 issued and 32,424,929 outstanding on June 30, 2005 and 34,584,406 issued and 32,257,225 outstanding on December 31, 2004	348,000	346,000
Additional paid-in capital	272,157,000	269,406,000
Treasury stock, at cost; 2,327,181 common shares in 2005 and 2004	(11,507,000)	(11,507,000)
Accumulated deficit	(261,967,000)	(243,480,000)

Total stockholders’ equity (deficiency)	(969,000)	14,765,000

	$34,979,000	$52,242,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Services	$3,199,000	$2,786,000	$6,497,000	$5,273,000
Hardware	241,000	293,000	426,000	322,000
Software	9,000	442,000	109,000	769,000

Total revenues	3,449,000	3,521,000	7,032,000	6,364,000
Costs and expenses:
Cost of revenues	3,508,000	3,704,000	7,399,000	6,878,000
Research and development expenses	1,535,000	2,311,000	3,510,000	5,156,000
Selling, general and administrative expenses	6,559,000	7,349,000	14,061,000	15,155,000
Customer deposit forfeiture	(960,000)	—	(960,000)	—
Gain of sale of product lines	—	—	(950,000)	—

Total costs and expenses	10,642,000	13,364,000	23,060,000	27,189,000

Operating loss	(7,193,000)	(9,843,000)	(16,028,000)	(20,825,000)
Other (expense) income:
Investment and other income	143,000	79,000	286,000	137,000
Interest expense	(1,996,000)	(85,000)	(2,826,000)	(140,000)
Recovery of previously impaired investment	—	—	—	70,000

Total other (expense) income	(1,853,000)	(6,000)	(2,540,000)	67,000

Loss before income taxes	(9,046,000)	(9,849,000)	(18,568,000)	(20,758,000)
Income tax benefit (expense)	131,000	(27,000)	81,000	(56,000)

Net loss	$(8,915,000)	$(9,876,000)	$(18,487,000)	$(20,814,000)

Basic and diluted loss per common share	$(0.28)	$(0.31)	$(0.57)	$(0.67)

Weighted average common shares outstanding	32,391,777	31,687,841	32,343,737	30,943,779

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

	Stockholders' Equity (Deficiency)
						Total
	Common Stock		Additional			Stockholders'
			Paid-In	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Stock	Deficit	(Deficiency)
Balance, January 1, 2005	34,584,406	$346,000	$269,406,000	$(11,507,000)	$(243,480,000)	$14,765,000
Issuance of common stock upon exercise of stock options	833	—	3,000	—	—	3,000
Employee stock compensation expense	69,555	1,000	242,000	—	—	243,000
Non-employee stock-based compensation	—	—	119,000	—	—	119,000
Issuance of common stock for payment of interest on convertible promissory notes payable	97,316	1,000	266,000	—	—	267,000
Revaluation of warrants resulting from restructure of convertible promissory notes payable (Note 11)	—	—	(375,000)	—	—	(375,000)
Valuation of beneficial conversion feature resulting from the restructure of convertible promissory notes payable (Note 11)	—	—	2,518,000	—	—	2,518,000
Other	—	—	(22,000)	—	—	(22,000)
Net loss	—	—	—	—	(18,487,000)	(18,487,000)

Balance, June 30, 2005	34,752,110	$348,000	$272,157,000	$(11,507,000)	$(261,967,000)	$(969,000)

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(18,487,000)	$(20,814,000)
Non-cash items in net loss:
Depreciation and amortization	2,195,000	2,760,000
Amortization of debt discount, financing costs and other	2,198,000	—
Employee stock compensation expense	243,000	1,075,000
Common stock issued in lieu of cash compensation	—	1,515,000
Common stock issued in lieu of cash interest payment	267,000	—
Amortization of unearned stock-based compensation	119,000	30,000
Recovery of investment in Maptuit Corporation	—	(70,000)
Customer deposit forfeiture	(960,000)	—
Gain on sale of product lines	(950,000)	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	234,000	(176,000)
Other assets	682,000	147,000
Accounts payable	(542,000)	920,000
Deferred revenue	1,820,000	1,516,000
Customer deposits received	—	4,000,000
Accrued and other liabilities	8,000	(415,000)

Net cash used by operating activities	(13,173,000)	(9,512,000)
Investing activities:
Purchases of property and equipment	(1,010,000)	(1,909,000)
Purchases of marketable securities	—	(5,077,000)
Sales and maturities of marketable securities	16,000,000	6,964,000
Purchase of restricted cash investment	(38,000)	—
Proceeds from sale of product lines	2,309,000	—
Cash received from Maptuit Corporation	—	70,000

Net cash provided by investing activities	17,261,000	48,000
Financing activities:
Proceeds from exercise of stock options	3,000	15,338,000
Proceeds from exercise of warrants	—	5,338,000
Payment of short term note payable	(165,000)	—
Payment of capital lease	(87,000)	—
Proceeds from promissory note payable	—	3,000,000
Other	(22,000)	—

Net cash (used) provided by financing activities	(271,000)	23,676,000

Increase in cash and cash equivalents	3,817,000	14,212,000
Cash and cash equivalents, beginning of period	3,856,000	6,599,000

Cash and cash equivalents, end of period	$7,673,000	$20,811,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or the “Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2004 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
2. Operational Overview and Liquidity
     The Company operates in a single reporting segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two product lines: eSecure and eHealth. By offering two comprehensive sets of products and services, the Company provides policy-driven email encryption and provides care delivery solutions for e-Prescribing and e-lab results that enable physicians to leverage technology for better patient care.
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
     In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. On March 11, 2005 the Web Inspector and Message Inspector product lines were sold to CyberGuard Corporation.
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
     The Company has material contractual payment obligations over the next year of $13,195,000 and $29,050,000 over the next three years consisting of leases and debt obligations. Cash requirements in excess of these commitments represent operating spending that the Company chooses to make in order to satisfy existing customer contracts and to secure new orders and cover various overhead costs. The spending in excess of contractual commitments is dependent on the Company’s current and future cash receipts. The Company is engaged in two product lines, eSecure and eHealth. For several years the spending in eSecure exceeded cash receipts. As that product has matured, the gap between cash spending and cash receipts has narrowed substantially and continues to do so. In the second quarter 2005, the cash receipts for eSecure exceeded Company estimates of costs specifically incurred on behalf of the eSecure products. The Company refers to this as “breakeven at an operating level.” The recurring nature of the subscription model makes cash receipts predictable and additional spending to sustain and continue to stay abreast with market demands in eSecure are not extensive. The eHealth market is significantly earlier in its development phase relative to eSecure and thus the Company has chosen to spend money in excess of the cash receipts. The Company continues to closely monitor developments in the eHealth market and will adjust spending in that area commensurate with expected future returns and, if appropriate, will consider additional funding to augment cash from operations.
     On August 9, 2005, the Company issued and sold $26,300,000 of its common stock in a private placement which resulted in approximately $24,750,000 of net proceeds to the Company after transaction costs of approximately $1,550,000. This significantly increased the Company’s cash position and will allow for continued investment aimed primarily at the e-Prescribing market. Net proceeds immediately available to the Company from this private placement, and not subject to escrow, are approximately $14,950,000 (see Note 15).
     As a result of strategic actions initiated in the first half of 2005, continued growth in the eSecure market, the private placement (noted above) and flexibility in its discretionary spending, the Company believes it has adequate resources and liquidity to sustain operations for the next year and is targeting cash flow improvements to augment its liquidity beyond a year time frame. However, operating in emerging markets involves risk and uncertainties, and there are no assurances that the Company will achieve in a timely manner its targeted improvements. If necessary and if the expected returns warrant it, the Company will further augment its cash flow position through additional cost reduction measures, sales of non-core assets, additional financings or a combination of these actions. Operationally, the extent and timing of success and potential returns in the eHealth market will ultimately be the most significant operational determinant of liquidity. The extent to which the Company views the eHealth market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses. Should the Company seek additional financing, there can be no assurances that it can be obtained at terms that are acceptable; therefore, the resources available, the business model, and go to market model might have to be altered accordingly.
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
     The Company develops, markets, licenses and supports computer software products and services. The Company’s products can be placed into several key revenue categories where each category has similar revenue recognition traits; Secure Messaging subscription-based services, the PocketScript e-Prescribing application, various transaction fees and professional services. A majority of the revenues generated by the Company are through direct sales; however, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product.
     Subscription-based services include the Secure Messaging services of ZixMail, ZixVPM, ZixPort, and ZixAuditor, as well as certain products acquired from MyDocOnline. These products include delivering licensed software and providing customer support and secure electronic communications throughout the subscription period. The customer is often provided an appliance during the subscription period with pre-installed software or contractually subscribes to a data center resident service. In a subscription service, the customer typically does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual payments. The subscription period begins on the date specified by the parties when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

     In 2004 and first quarter 2005, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions to customers under perpetual licensing arrangements. These perpetual software licenses were normally sold as part of multiple-element arrangements that included annual maintenance and/or subscription, and may have included implementation or training services. Acceptance for these products was generally when delivered if they were self installable by the customer and upon installation if installation was required to be completed by ZixCorp professional services. These products were primarily self installed. Where VSOE had not been established for undelivered elements, revenue for all elements was deferred until those elements were delivered or their fair values determined. However, if VSOE was determinable for all of the undelivered elements, and the undelivered elements were not essential to the delivered elements, the Company deferred recognition of the fair value related to the undelivered elements and recognized as revenue the remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements was based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues were recognized as the services were rendered. The Company established VSOE for maintenance based upon maintenance that was sold separately. Maintenance revenue was recognized over the term of the maintenance agreement, generally one year.
     On March 11, 2005, the Web Inspector and Message Inspector product lines which perform anti-spam, e-mail, and Web filtering were sold to CyberGuard Corporation (“CyberGuard”). These product lines were acquired in September 2003 through the acquisition of Elron Software, Inc. For the three and six-month periods ended June 30, 2005, MI/WI product lines contributed $9,000 and $646,000 in revenue, respectively. For the same periods in 2004 the MI/WI product lines contributed $1,087,000 and $1,990,000 in revenue, respectively. The sale of Message Inspector and Web Inspector is discussed further in Note 6.
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
     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs or when the predetermined usage levels have been achieved. The Company does not offer stand alone services.
     The Company’s services include various warranty provisions. Warranty expense is not material to any period presented.
     For the six months ended June 30, 2005, Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 20%, or $1,385,000 of total revenues. No other single customer accounted for 10% or more of the Company’s total revenues for the six months ended June 30, 2005. No single customer accounted for more than 10% of the Company’s total revenue for the six months ended June 30, 2004.
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
     Had compensation cost for the Company’s stock-based compensation been determined consistent with the fair value method of SFAS 123, the Company’s net loss and loss per common share would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net loss, as reported	$(8,915,000)	$(9,876,000)	$(18,487,000)	$(20,814,000)
Add employee stock compensation expense recorded under the intrinsic value method	—	133,000	—	1,075,000
Deduct pro forma stock compensation expense computed under the fair value method	(1,601,000)	(2,344,000)	(3,362,000)	(4,967,000)

Pro forma net loss	$(10,516,000)	$(12,087,000)	$(21,849,000)	$(24,706,000)

Basic and diluted loss per common share:
As reported	$(0.28)	$(0.31)	$(0.57)	$(0.67)

Pro forma	$(0.32)	$(0.38)	$(0.68)	$(0.80)

5. Supplemental Cash Flow Information
     Supplemental cashflow information relating to interest, taxes and noncash activities:

	Six Months Ended June, 30
	2005	2004
Cash paid for interest	$298,000	$—

Cash paid for income tax	$294,000	$151,000

Noncash investing and financing activities:
Assets acquired on capital lease	$160,000	$—

Issuance of note receivable relating to the sale of Message Inspector and Web Inspector product lines (Note 6)	$1,435,000	$—

Revaluation of warrants resulting from restructure of convertible promissory notes payable (Note 11)	$(375,000)	$—

Valuation of beneficial conversion feature resulting from the restructure of convertible promissory notes payable (Note 11)	$2,518,000	$—

Insurance premiums financed by short-term note payable	$84,000	$—

Common stock issued for purchase of MyDocOnline (Note 6)	$—	$9,037,000

6. Business Sales and Acquisitions
Sale of Web Inspector and Message Inspector Product Lines
     On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines (“MI/WI”) to CyberGuard for $3,244,000 net of transactions fees of $317,000, consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments of $500,000 on June 15, September 15 and December 15, 2005 with no stated interest rate. The note receivable was recorded at its present value of $1,435,000 using an imputed interest rate of 9%. This is estimated to approximate the rate which would have resulted if an independent borrower and an independent lender had negotiated a similar transaction under comparable terms and conditions. The resulting discount will be amortized into interest income over the term of the note.
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

     For the three and six-month periods ended June 30, 2005, MI/WI product lines contributed $9,000 and $646,000 in revenue, respectively. For the same periods in 2004 the MI/WI product lines contributed $1,087,000 and $1,990,000 in revenue, respectively. MI/WI did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, their results of operations are included in income from operations in the condensed consolidated statements of operations. The sale did not include the accounts receivable related to the sale of MI/WI products which totaled approximately $7,000, net of allowance for doubtful accounts as of June 30, 2005.

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

$9,319,000

     The value of the acquired developed technology, customer relationships and in-process research and development was determined by discounting the estimated future net cash flows from the related assets using a discount rate of 31%. In-process research and development was immediately expensed and was recorded in research and development expenses in the condensed consolidated statement of operations. Values assigned to developed technology and customer relationships are being amortized to cost of revenues and selling, general and administrative expenses, respectively, on a straight-line basis over three years from the acquisition date. The acquired goodwill is not expected to be deductible for tax purposes.
     Subsequent to purchasing MyDocOnline, the Company determined that it would focus on two core markets and reduce costs relating to the Company’s solutions and services in non-core markets. Management determined that the Company should reduce costs relating to the Connect service which was a product acquired in the MyDocOnline acquisition. Accordingly, ZixCorp decided to suspend research and development investment for the Connect service, cease sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrate existing Connect customers to other vendors. These decisions have significantly and adversely changed the extent and use of the Connect service, for which the Company has recorded an identifiable intangible asset. The resulting test for recoverability of the developed technology resulted in an asset impairment charge of $675,000, which was recognized by the Company in the third quarter of 2004.
7. Restricted Cash and Marketable Securities
     Restricted cash of $10,412,000 at June 30, 2005 relates primarily to a debt covenant on the convertible promissory notes payable requiring the Company to maintain a minimum of $10,000,000 on deposit through December 31, 2005. After this date the restricted cash will be reduced to $9,000,000 through November 2006 at which time it will be reduced to $5,000,000 for the remaining term of the notes (see Note 11).
     As of June 30, 2005, the Company held no marketable securities. At December 31, 2004, marketable securities were recorded at fair value and consisted of asset-backed securities that had certain 28-day interest rate reset features.

8. Accounts Receivable

	June 30,	December 31,
	2005	2004
Gross accounts receivable	$3,455,000	$3,732,000
Allowance for returns and doubtful accounts	(95,000)	(74,000)
Unpaid portion of deferred revenue	(3,033,000)	(3,097,000)

Receivables, net	$327,000	$561,000

     The reduction for deferred revenue represents future customer service or maintenance obligations which have been billed but remain unpaid as of the respective balance sheet dates. Deferred revenue on the Company’s condensed consolidated balance sheets represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.
9. Intangible Assets and Goodwill
     At June 30, 2005, the Company’s intangible assets, all of which are subject to amortization, were comprised of the following, which resulted from the third quarter 2003 acquisitions of PocketScript and Elron Software and the first quarter 2004 acquisition of MyDocOnline:

	June 30, 2005			December 31, 2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed technology	$2,598,000	$1,382,000	$1,216,000	$3,541,000	$1,347,000	$2,194,000
Customer contract and relationships	658,000	273,000	385,000	1,994,000	596,000	1,398,000
Trademarks and trade names	—	—	—	432,000	192,000	240,000

Total intangible assets	$3,256,000	$1,655,000	$1,601,000	$5,967,000	$2,135,000	$3,832,000

     During first quarter 2005, the Company evaluated the estimated useful lives of the intangible assets relating to MyDocOnLine acquisition. As a result, the estimated lives for developed technology and customer relationships were reduced to 3 years from 5 years and 4 years, respectively. This change in estimate is being accounted for prospectively beginning January 1, 2005. The weighted average useful lives for developed technology and customer contracts and relationships are 3 years as of June 30, 2005. Amortization expense relating to intangible assets totaled $288,000 and $732,000 for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004 the amortization expense relating to intangible assets totaled $472,000 and $889,000, respectively.
     Changes in the intangible assets for the six months ended June, 2005 were as follows:

		Accumulated
	Cost	Amortization
Beginning balance at January 1, 2005	$5,967,000	$2,135,000
Amortization of intangibles	—	732,000
Sale of intangibles to CyberGuard	(2,711,000)	(1,212,000)

Ending balance at June 30, 2005	$3,256,000	$1,655,000

     The expected future intangible amortization expense is as follows:

Six months ended December 31, 2005	$575,000
2006	967,000
2007	59,000

Total	$1,601,000

     At December 31, 2004 and June 30, 2005, the Company had recorded goodwill (not subject to amortization) totaling $9,119,000 and $6,958,000, respectively. Goodwill of $2,161,000 was included in the carrying value of assets sold to CyberGuard in the sale of the Message Inspector and Web Inspector product lines (see Note 6). The June 30, 2005 goodwill balance consisted of $2,160,000 recorded in association with the acquisition of Elron Software in the third quarter 2003 and $4,798,000 recorded in association with the acquisition of MyDocOnline in the first quarter 2004. The Elron Software related goodwill is assigned to the eSecure reporting unit and the MyDocOnline goodwill is assigned to the eHealth reporting unit. The Company evaluates its goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There has been no impairment of value to the carrying amount of goodwill.
10. Customer Deposit
     A Master Services Agreement was entered into with Sanofi-Aventis for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 6) for the performance, by the Company, of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Sanofi-Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
     Since the Company’s services to be provided to Sanofi-Aventis have not yet been fully defined, the $4,000,000 payment was recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Sanofi-Aventis by the dates outlined above, the deposit will be forfeit on an annual basis and ZixCorp will recognize the forfeiture as a reduction of operating expenses. The Company is required to return to Sanofi-Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local, or foreign law, in the event the Company files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of June 30, 2005, the Company has provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement which was recognized as revenue in 2004.
     The Company and Sanofi-Aventis agreed to extend the January 30, 2005 deadline for consuming the $960,000 remaining balance of the initial $1,000,000 to April 11, 2005. The $960,000 was not consumed by Sanofi-Aventis by April 11, 2005, and the Company advised Sanofi-Aventis that the unused $960,000 was forfeited to the Company and is recognized as a customer deposit forfeiture in the condensed consolidated statements of operations for the three and six months ended June 30, 2005. The Company believes that the forfeiture of the deposit is most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. The effect on the remaining deposit is unknown at this time. As of June 30, 2005, $3,000,000 of the total agreement was recorded as a customer deposit.
     The Company also holds an additional $8,000 customer deposit relating to a separate customer agreement.
11. Notes Payable
     Total notes payable at June 30, 2005 are as follows:

				December 31,		Additional				June 30,
	Stated	Effective		2004	Additional	Discount from		Payment		2005
	Interest	Interest	Note	Net Book	Debt	Debt	Discount	Premium	Payments	Net Book
	Rate	Rate	Expiration	Value	Incurred	Amendments	Amortization	Accretion	Made	Value
Convertible promissory notes payable	6.4%	30.3%	Nov 2007	$17,195,000	$—	$(2,143,000)	$1,479,000	$177,000	$—	$16,708,000
Promissory note payable	4.5%	11.0%	Mar 2007	1,840,000	—	—	187,000	—	—	2,027,000
Short-term promissory notes	5.1%	5.1%	Oct 2005	193,000	84,000	—	—	—	(165,000)	112,000

Total notes payable				$19,228,000	$84,000	$(2,143,000)	$1,666,000	$177,000	$(165,000)	$18,847,000

Convertible Promissory Notes Payable
     Original terms of Convertible Promissory Notes Payable - On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (together with Omicron, the “Investors”), pursuant to which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 a share, all of which were outstanding June 30, 2005. The warrants are immediately exercisable and expire November 2, 2009. Below is a summary of the significant terms of the notes signed on November 2, 2004:
•	The principal is payable in four equal annual installments of $5,000,000 beginning November 2, 2005.

•	If the Company’s common stock closes above $6.00 per share for 15 of 20 days before any annual payment date, the scheduled principal repayments may be made in common stock.

•	The Company has the right to prepay the principal amount owing under the notes at any time at 105% of the outstanding principal amount of the notes, plus accrued interest. In addition, the Company must issue immediately exercisable warrants to the Investors equaling 70% of the common stock that would be issued to the Investors to retire the principal and interest assuming the notes and interest were converted to the Company’s common stock. The exercise price of these warrants, if issued, would be $6.00 a share.

•	The notes’ stated interest rate is the six-month LIBOR plus 300 basis points and is reset every six months (this rate was reset on April 29, 2005 to 6.41%).

•	At the Company’s option, interest on the notes is payable quarterly in cash or common stock valued at a 10% discount to the volume weighted average price (VWAP) for the Company’s common stock for a specified number of trading days preceding the interest payment date.

•	The Investors may convert the notes into the Company’s common stock at $6.00 a share at any time. However, the Company has the right to force the conversion of the notes at $6.00 if the Company’s common stock closes above $11.00 per share for 15 of 20 days before the annual payment date and if the following conditions are met:
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

3.	110% of the sum of the number of common stock shares to be issued to a particular holder on the scheduled principal payment date, plus the number of common stock shares previously issued to that holder, plus the number of common stock shares then issuable upon conversion of the note held by that holder or exercise of the warrants held by that holder is less than the portion of a maximum share amount allocated to such holder (initially 3,407,801 shares for each original note holder).
•	The notes have weighted average anti-dilution provisions that would cause an adjustment to the conversion price and the number of shares issuable under the notes upon the occurrence of issuances of equity securities or convertible equity securities at prices below the then-effective conversion price or other specified dilutive events such as stock splits, stock dividends, recapitalizations, certain repurchases by the Company of its shares, and certain dividends and distributions made by the Company.

•	The Investors have the right to require the Company to repurchase the notes in cash upon the occurrence of specified “repurchase events,” such as a change in control or events of default while the notes are outstanding. Additionally, the notes contain restrictive covenants, including covenants that prohibit the Company from incurring certain indebtedness, establishing certain liens on the Company’s assets or issuing any variable priced securities.

•	The Company was required to place certain proceeds from the notes into a restricted collateral account. The amount of restricted cash collateral required to be maintained in this account is 50% of the aggregate principal amount outstanding (initially $10,000,000). The requirement for the Company to maintain the collateral account is removed if the Company attains two consecutive quarters of net income, assuming the Company is otherwise in compliance with its obligations under the convertible notes and related transaction documents and no “event of default” or “repurchase event,” as such terms are defined in the convertible notes, has occurred. Separately, the Company is required to maintain cash (including the cash collateral held in the collateral account) and cash equivalents of $10,000,000 through November 2, 2007, and $5,000,000 thereafter for so long as the notes are outstanding.
     Amendments to the terms of Convertible Promissory Notes Payable - On April 13, 2005, the Company entered into amendments with each investor to restructure the original purchase agreements signed on November 2, 2004. In connection with the restructuring of the notes, an Amended and Restated Convertible Note and an Amended and Restated Common Stock Purchase Warrant and an Amended and Restated Registration Rights Agreement were entered into with each of the Investors. Below is a summary of the significant terms of the amended notes.
•	The $5,000,000 principal payments due on November 2, 2005 and November 2, 2008 are now due on October 31, 2005 and December 31, 2005, respectively (collectively, the “2005 Payments”). Initially, under the terms of the amendments the November 2005 payment was changed to July 31, 2005. However, the Investors subsequently agreed to delay the July 31, 2005 payment date to August 31, 2005. In addition, if the Company raises a minimum of $7,500,000 in additional funding before August 31, 2005, that payment will be further delayed to October 31, 2005. The Company has raised the required funding (see Note 15) and therefore the November 2005 payment is now payable on October 31, 2005.

•	The 2005 Payments will be redeemed at 105% of principal and can be redeemed in stock, in whole at any time or in part from time-to-time on or before the revised payment dates. The redemption value of the stock is based on the daily VWAP of the common stock less a 10% discount for 15 trading days preceding the date of stock redemption. The amount of stock redeemed during any 15 day redemption period is limited to 20% of the volume of the Company’s stock traded in the public market. The Company may declare more than one stock redemption before the October 31 and December 31, 2005 payment dates as long as the stock redemptions are at least 20 trading days apart. Any portion of the 2005 payments which are not or cannot be redeemed in stock must be paid in cash at 105% of principle.

•	The terms governing the $5,000,000 payments due November 2, 2006 and November 2, 2007, remain unchanged. Under these terms, the Company can choose to repay the 2006 and 2007 convertible notes upon maturity if the holders have not elected conversion into common stock. Alternatively, the Company can redeem the 2006 and 2007 convertible notes prior to maturity in cash at 105% of the principal amount, plus accrued interest and the issuance of an immediately exercisable supplemental warrant exercisable for 70% of the common stock that would be issuable to the holders of the convertible notes upon conversion in respect to the principal amount thereof if the convertible notes were to remain outstanding.

•	If the Company pays all or a portion of the 2005 payments in cash, the Company must issue immediately exercisable warrants to the Investors equaling 70% of the common stock that would be issued to the Investors to retire that portion of the principal paid in cash at $6.00 per share. The exercise price of these warrants, if issued, would be $6.00 and the warrants will expire equally on an annual basis beginning on November 2, 2006 and ending on November 2, 2008. These warrants would thereafter be subject to potential weighted average downward re-pricing triggered by future equity issuance by the Company at a price lower than $6.00 per share.

•	The warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 per share, were amended, such that the exercise price for a pro-rata portion of the warrants is reduced to the price of the Company’s common stock as and when the convertible notes are redeemed in stock, if the redemption value per share of common stock is lower than $6.00 per share.

•	The Company was required to place certain proceeds from the notes into a restricted collateral account. The amount of restricted cash collateral required to be maintained in this account is 50% of the aggregate principal amount outstanding (initially $10,000,000). The Company is required to maintain an overall cash balance of $10,000,000 (restricted and non-restricted) through December 31, 2005 at which time the required cash balance will be reduced $9,000,000. The required cash balance will further decrease to $5,000,000 in November 2006.

•	Under the terms of the Amendment Transaction Documents, the maximum number of shares of common stock that the Company may issue to the Investors under the terms of the Amendment Transaction Documents is subject to the limitation arising as a result of certain rules of the Nasdaq National Market applicable to the Company. Because of this limitation, the Company may not, without the approval of its shareholders, issue more than approximately 6.2 million shares of its common stock (or 19.99% of the Company’s common stock outstanding, measured as of the date of the Original Purchase Agreements) in connection with:
•	the 2005 Redemptions;

•	any other payment or redemption of the principal amount of the convertible notes;

•	the possible conversion by the Investors of the convertible notes at $6.00 per share;

•	the possible exercise by the Investors of the warrants; and

•	the payment of interest on the convertible notes.
•	The Company expects to redeem the 2005 Payments in its common stock. The actual number of shares of common stock issued to effect the 2005 Payments will depend on the market price of the Company’s common stock at the time of redemption.

•	If the approximate 6.2 million shares of common stock is not enough to enable the Company to complete the 2005 Payments, or if the Company is unable to complete the 2005 Payments for any other reason (e.g., insufficient trading volume), then the Company would be required to (i) redeem for cash the principal balance of the convertible notes that could not be redeemed in the 2005 Payments and (ii) if the Investors so elect after January 1, 2006, redeem for cash the remaining $10,000,000 principal balance of the convertible notes. Further, if the number of shares is sufficient to complete the 2005 Payments, but at any time after January 1, 2006 there are not enough shares left of the approximately 6.2 million shares to permit the Investors to convert the remaining outstanding principal amount of the convertible notes to common stock at $6.00 per share (subject to adjustment as provided in the convertible notes) and exercise the warrants, then, if the Investors so elect, the Company would be required to redeem in cash any remaining principal balance of the convertible notes for which there are not sufficient shares available to convert to common stock at $6.00 per share (subject to adjustment). In each such case, the convertible notes would be redeemed at 105% of principal and the Company would be required to issue a warrant exercisable for 70% of the number of shares into which the redeemed convertible note would have been convertible in the absence of the share limitation. Any reductions of the principal amounts outstanding as a result of the cash redemptions described above would also reduce the cash balances the Company is required to maintain under the covenants described above, such that the cash balances would not exceed the principal amounts outstanding under the convertible notes.

•	The interest rates, interest payment dates and the ability to pay interest in the Company’s common stock remain unchanged from the original notes.
     Accounting treatment of the amended convertible promissory notes payable — The amended convertible promissory notes payable as of April 13, 2005 were valued by an independent third party. The third party assessed the value of the 1,000,000 initial warrants issued with the notes at $2,225,000 using a binomial model calculation. The calculation assumed that the exercise price ranged from $3.76 - $6.00 depending on the reset of the exercise price that occurs upon principal redemptions in stock. It also assumed a redemption level of $15.00 per share, a risk-free rate of 3.98%, volatility of 100% and the average remaining life of 4.5 years.
     The Company accounted for the notes and related warrants using the provisions of EITF Abstract No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock and Accounting Principles Board (“APB”) No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Under the provisions of EITF 00-19 the notes should be recorded as a liability as they do not meet the requirements of being accounted for as equity. Under the provisions of APB 14, the proceeds received from the notes should be allocated between the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at time the notes were amended, the discount and related additional paid-in capital were reduced by $375,000 bringing the total discount recorded as of April 13, 2005 to $2,086,000. This balance is being amortized to interest expense using the effective interest method over the term of the notes.
     The amended notes also contain a “beneficial conversion feature” resulting from the stock redemption being valued at the VWAP less 10%. Per EITF Abstract No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Features and EITF Abstract No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the beneficial conversion feature is valued using the intrinsic value method based on the net book value of the amended notes after all discounts are taken into effect. Using this approach, the intrinsic value of the beneficial conversion feature was calculated to be $2,518,000. This amount was allocated to the discount against the notes and additional paid-in capital. This balance is being amortized to interest expense using the effective interest method through December 31, 2005, the date of the last payment to which the beneficial conversion feature is applicable.
     The 2005 Payments will include a premium of 5% on the principle balance. The premium is being accreted into interest expense using the effective interest method.
     The Company incurred approximately $287,000 of costs in relation to the amendments to the convertible promissory notes. These costs were recorded as a period expense in the first quarter of 2005. However, the remaining unamortized balance of the financing costs incurred in relation to the issuance of the initial notes on November 2, 2004 was approximately $1,308,000 as of April 13, 2005. This balance continues to be reported as a deferred financing cost asset and amortized over the remaining life of the notes using the effective interest method.
     After all discounts, stated interest, payment premiums and financing costs are taken into account, the effective yield on the amended convertible notes payable is 30.3%. The total interest expense relating to the convertible promissory notes payable is $1,890,000 and $2,618,000 for the three and six-month periods ended June 30, 2005, respectively, and includes the stated interest expense, discount amortization, premium accretion and deferred financing cost amortization. There was no interest expense relating to the convertible promissory notes payable recorded in the same periods for 2004.

Promissory Note Payable
     Concurrent with the MyDocOnline acquisition (see Note 6), Sanofi-Aventis, SA loaned the Company $3,000,000 due March 15, 2007, with a stated interest rate of 4.5%. The loan is evidenced by a promissory note and secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement. Interest on the note is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Sanofi-Aventis’ discretion and after the $4,000,000 customer deposit from Sanofi-Aventis under the Master Services Agreement has been consumed (see Note 10), the principal portion of the note may be paid in the form of additional services provided to Sanofi-Aventis by the Company pursuant to the terms of such services agreement. Should Sanofi-Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
     Concurrent with the issuance of the note payable to Sanofi-Aventis, the Company issued warrants to purchase 145,853 shares of its common stock all of which were outstanding at June 30, 2005. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model (“BSOPM”) and the following assumptions: contractual life of three years, risk-free interest rate of 5%, volatility of 100% and no dividends payable during the contractual term. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company.
Short-term Note Payable
     In December 2004, ZixCorp issued an 11-month note payable to Cananwill, Inc. (“Cananwill”) to finance the Company’s 2005 commercial insurance policies. In January 2005, the Cananwill note was increased by an additional $84,000 to $277,000 to finance the Company’s technology errors and omissions liability insurance coverage. The note matures in October 2005 and has a stated interest rate of 5.15%. Interest and principal payments are due in equal monthly installments.
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

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Stock options	8,164,634	6,470,000	8,067,509	6,225,000
Warrants issued in relation to debt and equity arrangements	3,691,317	2,746,000	3,632,594	3,025,000
Shares issuable for conversion of convertible promissory notes payable (see Note 11)	3,333,333	—	3,333,333	—

Total antidilutive securities excluded from earnings per share calculation	15,189,284	9,216,000	15,033,436	9,250,000

     On April 13, 2005, the Company and the Investors entered into agreements that restructured the convertible promissory notes payable (see Note 11). The amendments permit the Company to make certain principal reductions using Company stock valued at 90% of the VWAP of the stock. The Company intends to fully redeem the 2005 Payments with its common stock. Assuming the Company repays the $10,500,000 at July 29, 2005 with stock, the number of shares issued would be 3,630,066 based on a VWAP of $3.21. These were not included in the above table as the actual amount of shares, if any, required to meet the principal payment obligations is not known at this time. However, if issued, these shares would be redeemed for payment on 50% of the $20,000,000 outstanding notes and would reduce the 3,333,333 “Shares issuable for conversion of convertible promissory notes payable” noted in the table above by 1,666,666.
     The promissory notes held by Sanofi-Aventis (see Note 11) can be repaid in stock or cash equal to 90% of the face amount at maturity. If the Company chooses to pay the note with common stock the obligation would be satisfied at the then-current stock price. If the Company were to repay the note at July 29, 2005 with stock, the number of shares issued would have been 918,367 to satisfy the minimum liability of $2,700,000. These were not included in the table above as the amount of shares is variable based on the stock price of the Company and the amount of the outstanding note.
     See Note 15 for information on additional shares and warrants issued as part of a significant financing arrangement closed on August 8, 2005.
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

     The Company has severance agreements with certain employees that would require the Company to pay approximately $1,848,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     The Company is involved in other legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company’s condensed consolidated financial statements.
14. Related Party Transactions
     In February 2004, the Company exchanged one million shares of Maptuit common stock for $70,000 in cash. The Company had previously recorded an impairment of this related party investment and the partial recovery of the Company’s investment in Maptuit has been recorded in the Company’s condensed consolidated statements of operations in the quarter ended March 31, 2004 as realized gains on investments.
     Subsequent to June 30, 2005, the Company raised additional funding through a private placement of its common stock. Some participants in this private placement are considered related parties (see Note 15).
15. Subsequent Events
     On August 9, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) to issue and sell an aggregate of 10,503,862 units consisting of (i) one share of common stock of the Company, par value $0.01 per share (the “Common Stock”), and (ii) a related warrant to purchase one-third of one share of Common Stock. The units were sold for a purchase price of $2.50 per unit, except in the case of units purchased by officers and directors of the Company, which were sold at a purchase price of $2.99 per unit. The Purchase Agreement closed on August 9, 2005. Total proceeds from the private placement, including the escrowed funds described below, was approximately $26.3 million before estimated transaction costs of $1.55 million, resulting in net proceeds to the Company of $24.75 million. Net proceeds immediately available to the Company, and not subject to the escrow described below, were approximately $14.95 million. If approval from shareholders is obtained as described below, the escrowed funds will be released to the Company for additional net proceeds of approximately $9.8 million after transaction costs but before accrued interest. The Company intends to use the net proceeds for working capital and general corporate purposes, including funding the Company’s business plan.
     The warrants have a five-year term and will be exercisable at any time following the six-month anniversary of the closing of the Purchase Agreement. The exercise price of the warrants is $3.04 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments.
     The maximum number of shares of Common Stock that the Company may issue to the Purchasers under the terms of the Purchase Agreement is subject to limitation arising as a result of marketplace rules of the Nasdaq National Market applicable to the Company. Because of this limitation, the Company may not, without the approval of its shareholders, issue more than approximately 6.5 million shares of its Common Stock (or 19.99% of the Company’s Common Stock outstanding, measured as of the date of the Purchase Agreement). Due to these limitations, the Company issued only an aggregate of 6,302,318 shares of Common Stock and related warrants to purchase 2,079,767 shares of Common Stock to the Purchasers at the closing of the Purchase Agreement for an aggregate purchase price of approximately $15.8 million.
     Pursuant to an escrow agreement entered into as of August 9, 2005, between the Company and JPMorgan Chase Bank, N.A. (the “Escrow Agreement”), approximately $10.5 million ($9.8 million after approximately $0.7 million of transaction fees) of funds relating to the remaining 4,201,544 shares of Common Stock and related warrants to purchase up to 1,386,507 shares of Common Stock (together, the “Excess Securities”) to be issued to the Purchasers under the Purchase Agreement were placed into escrow pending approval by the Company’s shareholders of the issuance of the Excess Securities to the Purchasers. While held in escrow, the escrowed funds will accrue interest, payable by the Company, at a rate of 7.0% per annum.
     Under the terms of the Purchase Agreement, the Company has agreed to seek, and use its best efforts to obtain, the approval of its shareholders to issue the Excess Securities to the Purchasers no later than November 22, 2005. If the Company’s shareholders approve the consummation of the sale and issuance of the Excess Securities, the Company will receive the escrowed funds in exchange for issuance of the Excess Securities. If the Company’s shareholders do not approve such sale and issuance, the escrowed funds will be returned to the Purchasers. Under the terms of the Purchase Agreement and the Escrow Agreement, the Company will be obligated to pay the required interest amount to the Purchasers whether or not shareholder approval is obtained.
     Pursuant to the Purchase Agreement, the Company agreed to prepare and file a shelf registration statement with the Securities and Exchange Commission (“SEC”)for the resale by the Purchasers of all Common Stock purchased and Common Stock issuable upon exercise of the related warrants within 30 days after the closing of the Purchase Agreement. The Company is obligated to use commercially reasonable efforts to cause the shelf registration statement to be declared effective by the SEC as promptly as possible after the filing thereof, but in any event within 120 days after the date hereof, or be subject to specified liquidated damages as a result of the failure to have the registration statement effective by such date.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Summary
     The Company operates in a single reporting segment, providing solutions that protect, manage, and deliver sensitive electronic information. These solutions are grouped into two product lines: eSecure and eHealth. The eSecure products include the suite of secure messaging solutions (ZixVPM, ZixPort, ZixMail, and ZixAuditor) and had included the Message Inspector and Web Inspector products, which were sold to CyberGuard on March 11, 2005. The eHealth products include the PocketScript e-Prescribing product and the Dr. Chart lab results delivery product.
     In the second quarter 2005, the Company experienced the following significant items:
•	Net revenue for the second quarter 2005 is $3,449,000.

•	Net loss for the second quarter 2005 is $8,915,000.

•	The effect of selling Message Inspector and Web Inspector product lines on March 11, 2005 decreased the Company’s second quarter 2005 revenue and spending.

•	The Company restructured the payment terms of the $20,000,000 of convertible promissory notes payable.

•	Overall revenue decreased $72,000 second quarter 2005 versus second quarter 2004. However, when the impacts of the sale of the Message Inspector and Web Inspector product lines are eliminated, revenue increased $1,006,000 (see table below).

•	Spending cuts and increases in cash receipts improved the cash used by operations.

•	Cash (restricted and unrestricted) and marketable securities decreased by $5,808,000.

•	The Company’s net loss was reduced by $960,000 related to the forfeiture by Sanofi-Aventis of a portion of their $4,000,000 deposit for future services to be provided by the Company.

•	The Company signed a contract with Aetna for 1,000 pilot deployments of the PocketScript e-Prescribing solution.

•	Subsequent to the second quarter, the Company completed a private placement of its common stock in which the Company received approximately $24,750,000 of net proceeds, of which $9,800,000 was placed in escrow subject to shareholder approval.
     The revenues from the Message Inspector and Web Inspector product lines effectively ceased on the date of sale (except for a small release of warranty reserve in second quarter 2005) and the various expenses related to those product lines ceased or began diminishing on the date of sale. The table below compares the second quarter 2005 to second quarter 2004 on a pro-forma basis:

			3-monthVariance
	Three Months Ended June 30,		2005 vs. 2004
	2005	2004	$	%
Total revenue as reported	$3,449,000	$3,521,000	$(72,000)	(2%	)
Less: Revenue from Message Inspector and Web Inspector product lines	(9,000)	(1,087,000)	(1,078,000)	(99%	)

Revenue excluding impacts of Message Inspector and Web Inspector sale	$3,440,000	$2,434,000	$1,006,000	41%

     Revenue in the second quarter 2005 for the Message Inspector and Web Inspector product lines was $9,000 and the revenue for the second quarter 2004 was $1,087,000. If the Inspector revenues are removed from the second quarter 2004 and 2005 numbers, the revenue increased by $1,006,000 in the second quarter 2005 relative to the second quarter 2004. The increase is due to improvements to the Secure Messaging business where the base of service subscribers has increased steadily and the renewal rates for existing services has remained very high.
     In the first half of 2005, the Company reduced its total workforce by approximately 17%, or 43 employees. Employee costs are the single greatest component of the Company’s costs. The cuts were spread across multiple product areas. The Company sought to become more focused on its two core markets, secure messaging and e-Prescribing and to become more efficient by increasingly sharing resources across all Company initiatives. As a result of these reductions and focused spending, the Company’s total spending declined from $14,109,000 in the fourth quarter of 2004 to $12,867,000 in the first quarter of 2005 to $11,594,000 in the second quarter of 2005. In 2005 Secure Messaging cash receipts from customers increased in the second quarter by $1,014,000 relative to the first quarter.
     As the Company is investing in emerging markets, significant net use of cash continued in the second quarter. The cash (restricted and non restricted) and marketable securities declined from a total (restricted and unrestricted) balance of $23,893,000 on March 31, 2005 to $18,085,000 on June 30, 2005, for a net decrease of $5,808,000. The Company improved the cash used from operating activities in the second quarter relative to the first quarter 2005. The cash used for operating activities was $7,386,000 and $5,787,000 for the first and second quarters of 2005, respectively, which was an improvement of $1,599,000. The reduction is the result of both reductions in spending and increases in cash receipts. The cash receipts increase was primarily from increases in Secure Messaging relating to increased order input and continued strength in renewals partially offset by a reduction from the Inspector products. The cash receipts associated with the Secure Messaging products have experienced an upward trend going from $1,873,000 to $2,532,000 to $4,189,000 in the fourth quarter 2004, to the first quarter 2005 and the second quarter 2005, respectively. The Company expects third quarter 2005 Secure Messaging receipts to be comparable to second quarter 2005.
Overview
     Since January 1999, the Company has developed and marketed products and services that bring privacy, security, and convenience to Internet users. In the first quarter of 2001, the Company first introduced ZixMail, a desktop solution for encrypting and securely delivering email, and began focusing its sales and marketing efforts toward the commercial market. In 2002 and 2003, the Company significantly expanded its portfolio of commercial services and added resources to its sales and marketing work force under new executive leadership. The expanded communications protection portfolio of commercial products and services included: ZixVPM (Virtual Private Messenger), an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications; ZixAuditor, an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies; and ZixPort, a secure Web-messaging portal. Further, the Company has targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act (HIPAA), a 1996 law that requires protected health information to be safeguarded over open networks, are driving demand. The privacy regulations for this law took effect in April 2003 and the security regulations took effect in April 2005.
     In July 2003, the Company acquired substantially all of the operating assets and the business of Ohio-based PocketScript, LLC (“PocketScript”), a privately-held development-stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-Prescribing marketplace, which is expected to grow significantly as more physicians leverage technology in delivering care. This expansion is paired with the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the safety of written prescriptions declines. In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offered a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, online doctor visits, and laboratory information solutions. On November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition. On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation (see Note 6 to the condensed consolidated financial statements).
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
     Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early-stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses in prior years, the use of cash resources continues at a substantial level and the Company anticipates further operating losses in 2005. The Company will continue to place a strong emphasis on actions to become cash flow breakeven as it balances the need for investments in emerging markets. This emphasis might entail near term cost reductions that may come in the form of continued workforce reductions, decreased investments in certain areas of the business, business divestitures (sales or shut down), or geographic consolidation. The Company’s plan continues to consist of eliminating cost in the areas of the business that are expected to continue to result in cash outflows and emphasizing the areas of the business that can become cash flow positive in the near to medium term. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company.
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
     The Company’s long-lived assets subject to amortization are comprised of identified intangibles and property and equipment aggregating $6,287,000 or 18% of total assets at June 30, 2005. The intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the value has been diminished or impaired. The amount of a potential impairment is determined by comparing the carrying amount of an asset to the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated. During first quarter of 2005, the Company evaluated the estimated useful lives of the intangible assets relating to MyDocOnline acquisition and the lives for developed technology and customer relationships were reduced to 3 years from 5 years and 4 years, respectively. This change in estimate is accounted for prospectively beginning January 1, 2005.
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
     Goodwill, totaling $6,958,000 or 20% of total assets at June 30, 2005, represents the cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software, net of the portion of goodwill associated with the net asset sold to CyberGuard (see Note 6 to the condensed consolidated financial statements) and the January 2004 acquisition of MyDocOnline. The Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit, market values of comparable businesses where available or the Company’s market capitalization based on outstanding stock values. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. The sale of the Message Inspector and Web Inspector products in the first quarter of 2005, which were a significant part of the Elron acquisition, caused the Company to evaluate the goodwill associated with the sale of net assets representing a portion of the eSecure reporting unit. As a result, the Company reduced goodwill in the first quarter of 2005 by $2,161,000 as part of the carrying value of the net assets related to that transaction (see Note 6 to the condensed consolidated financial statements). This represented 50% of the acquired goodwill from the Elron acquisition.
     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.
Deferred Tax Assets
     These balances are considered critical because of the relative size of the deferred tax assets and related valuations, and the potential expiration of tax assets if profitability is not obtained within a specified period. As required by SFAS No. 109, Accounting for Income Taxes, the Company recognizes deferred tax assets on its condensed consolidated balance sheet if it is “more likely than not” that the subject net operating loss carry-forwards and unused tax credits will be realized on future federal income tax returns. At June 30, 2005, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of approximately $99,092,000, reflecting the Company’s historical losses and the uncertainty of future taxable income.
     If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. The Company’s net operating loss carry-forwards and tax credits have various expiration dates beginning in 2007 and going through 2023.
Revenue Recognition
     The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by SOP 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, Emerging Issues Task Force (“EITF”) Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term nature of ZixCorp’s contracts with customers and the potential for incorrect application of accounting guidance requires that revenue recognition be considered a critical accounting policy.
     The Company develops, markets, licenses and supports computer software products and services. The Company’s products can be placed into several key revenue categories where each category has similar revenue recognition traits; Communications Protection subscription-based services, the PocketScript e-Prescribing application, various transaction fees and professional services. A majority of the revenues generated by the Company are through direct sales; however, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue will be recognized until the customer accepts the product.
     Subscription-based services include the Secure Messaging services of ZixMail, ZixVPM, ZixPort, and ZixAuditor, as well as certain products acquired from MyDocOnline. These products include delivering licensed software and providing customer support and secure electronic communications throughout the subscription period. The customer is often provided an appliance during the subscription period with pre-installed software or contractually subscribes to a data center resident service. In a subscription service, the customer typically does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual payments. The subscription period begins on the date specified by the parties when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.
     In 2004 and first quarter 2005, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions to customers under perpetual licensing arrangements. These perpetual software licenses were normally sold as part of multiple-element arrangements that included annual maintenance and/or subscription, and may have included implementation or training services. Acceptance for these products was generally when delivered if they were self installable by the customer and upon installation if installation was required to be done by ZixCorp professional services. These products were primarily self installed. Where VSOE had not been established for undelivered elements, revenue for all elements was deferred until those elements were delivered or their fair values determined. However, if VSOE was determinable for all of the undelivered elements, and the undelivered elements were not essential to the delivered elements, the Company deferred recognition of the fair value related to the undelivered elements and recognized as revenue the remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements was based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues were recognized as the services were rendered. The Company established VSOE for maintenance based upon maintenance that was sold separately. Maintenance revenue was recognized over the term of the maintenance agreement, generally one year.
     On March 11, 2005 the Web Inspector and Message Inspector product lines which perform anti-spam, e-mail, and Web filtering were sold to CyberGuard. These product lines were acquired in September 2003 when the Company purchased Elron Software, Inc. For the three and six-month periods ended June 30 2005 MI/WI product lines contributed $9,000 and $646,000 in revenue, respectively. For the same periods in 2004 the MI/WI product lines contributed $1,087,000 and $1,990,000 in revenue, respectively. The sale of Message Inspector and Web Inspector is discussed further in Note 6 to the condensed consolidated financial statements.
     The Company recognizes revenue on the PocketScript e-Prescribing service as a multiple element arrangement with separate units of accounting. VSOE is determined for the undelivered elements, and the residual value is assigned to the hardware device and is recognized upon installation of the device at an end-user location. Installation is determined by physical delivery of a functioning product. The fair values of the undelivered elements relate to ongoing services and are recognized ratably over the period of the service. The Company establishes VSOE for the service elements based upon contract renewal rates or fair market values if the element is commonly sold by others. In the future, it is likely that new e-Prescribing contracts will vary in format and structure, and accordingly, the Company’s accounting treatment, mainly revenue recognition, related to these new contracts may be different. For example, the contracts may no longer consist of multiple element arrangements with separate units of accounting; thus, the revenue may be recognized ratably over the life of the contract or as a subscription fee or based on transactions or usage .
     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs or when the predetermined usage levels have been achieved. The Company does not offer stand alone services.
     The Company’s services include various warranty provisions. Warranty expense was not material to any period presented.

Results of Operations
Revenues
     The Company’s revenues decreased slightly during second quarter of 2005 relative to the second quarter of 2004. The quarter-on-quarter decrease resulted from the sale of the Message Inspector and Web Inspector product lines in the first quarter of 2005 and was almost completely offset by increases from growth in the secure e-messaging market, primarily influenced by HIPAA requirements in the healthcare industry and from the 2003 e-Prescribing acquisition.
     The Company’s revenues increased approximately 10% for the first half of 2005 relative to the first half of 2004. The increase stems from growth in the secure e-messaging market and the 2003 e-Prescribing acquisition, but offset by a decrease from the sale of the Message Inspector and Web Inspector product lines. The Company’s future revenue growth is primarily influenced by continued increases in the secure messaging market, both in the healthcare industry and expanding into new industries as well as a broader market adoption of the e-Prescribing technology.
     The following table sets forth a quarterly and six-month period comparison of the key components of the Company’s revenues by product type:

			3-monthVariance				6-monthVariance
	Three Months Ended June 30,		2005 vs. 2004		Six Months Ended June 30,		2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Services	$3,199,000	$2,786,000	$413,000	15%	$6,497,000	$5,273,000	$1,224,000	23%
Hardware	241,000	293,000	(52,000)	(18%)	426,000	322,000	104,000	32%
Software	9,000	442,000	(433,000)	(98%)	109,000	769,000	(660,000)	(86%)

Total revenues	$3,449,000	$3,521,000	$(72,000)	(2%)	$7,032,000	$6,364,000	$668,000	10%

     As previously noted in the “Summary” above, the Company operates in a single reporting segment with two product lines. Below is a summary of revenue by product line:

			3-monthVariance				6-monthVariance
	Three Months Ended June 30,		2005 vs. 2004		Six Months Ended June 30,		2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
eSecure	$2,443,000	$2,993,000	$(550,000)	(18%)	$5,123,000	$5,572,000	$(449,000)	(8%)
eHealth	1,006,000	528,000	478,000	91%	1,909,000	792,000	1,117,00	141%

Total revenues	$3,449,000	$3,521,000	$(72,000)	(2%)	$7,032,000	$6,364,000	$668,000	10%

     Secure Messaging services are primarily subscription-based services; the Elron software products were primarily sold as perpetual licenses with annual maintenance and/or subscription contracts; the PocketScript e-Prescribing service is sold as a subscription service with initial deployment and hardware fees; and the Dr. Chart services and products fall into either a subscription-based arrangement or a perpetual license sale. All or part of these products might incorporate a transaction-fee element where a per-event occurrence can generate service revenue. The subscription period begins on customer acceptance of the ordered services, which subsequently commences the appropriate revenue recognition application. The Company does not offer stand alone services. Sales returns and allowances occur infrequently and are immaterial in dollar value. Additionally, revenues result primarily from direct sales efforts, although the Company employed a network of distributors and resellers for the recently sold Elron software products and increasingly for the secure e-messaging services.
     The Company’s revenues decreased from $3,521,000 for the three months ended June 30, 2004 to $3,449,000 for the corresponding period in 2005. This decrease of $72,000 was from decreases of $1,078,000 in quarter-on-quarter revenue caused by the sale of the Message Inspector and Web Inspector product lines and a $28,000 decrease in Dr. Chart revenues, partially offset by increases in the Secure Messaging revenue (service subscription fees) of $528,000 and an increase in revenues from PocketScript of $506,000. The revenue from Secure Messaging products increased from new customer subscriptions that were activated throughout 2004 and the first half of 2005 and low attrition rates in the existing customer base. As a subscription service, the revenue naturally increases in a predictable fashion as long as new customers sign up for the service and attrition of existing customers remains low. The PocketScript revenues increased as the number of base subscription customers increased through 2004 and because installations in the second quarter of 2005 were slightly greater than those in the second quarter of 2004. Under the existing contracts for e-Prescribing, there is some immediate revenue recognition on installation and an amortizing subscription fee. A current trend experienced by the Company is a decline in installations from the immediately preceding quarters. This trend will cause decreases in e-Prescribing revenue in the short term and a leveling off in the long term until new, significant customers emerge for the product.
     The Company’s revenues increased from $6,364,000 for the six months ended June 30, 2004 to $7,032,000 for the corresponding period in 2005. This increase of $668,000,or 10%, was from increases in the Secure Messaging revenue (service subscription fees) of $895,000 and an increase in revenues from PocketScript of $1,198,000, partially offset by decreases of $1,344,000 in revenue caused by the sale of the Message Inspector and Web Inspector product lines and $81,000 decrease in Dr. Chart revenues. The revenue from Secure Messaging products increased from new customer subscriptions and low attrition rates in the existing customer base. Also, the PocketScript revenues increased as the number of base subscription customers increased through 2004 and because installations in the first half of 2005 were greater than those in the same period for 2004. The Company is experiencing a decline in installations from the immediately preceding periods. This trend will cause decreases in e-Prescribing revenue in the short term and a leveling off in the long term until new, significant customers emerge for the product.
     A Master Services Agreement was entered into with Aventis, Inc. (“Aventis”) for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 6) for the performance, by the Company, of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services are to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
     Since the Company’s services to be provided to Aventis have not yet been fully defined, the $4,000,000 payment has been recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Aventis by the dates outlined above, the deposit will be forfeited and ZixCorp will recognize the deposit as a reduction of operating expenses. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local, or foreign law, in the event the Company files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of June 30, 2005, the Company had provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement.
     Subsequent to the MyDocOnline acquisition, Aventis merged with Sanofi and the rights under this agreement were transferred to the new company, Sanofi-Aventis. The Company and Sanofi-Aventis agreed to extend the January 30, 2005 deadline for consuming the $960,000 remaining balance of the initial $1,000,000 to April 11, 2005. The $960,000 was not consumed by Sanofi-Aventis by April 11, 2005, and the Company advised Sanofi-Aventis that the unused $960,000 was forfeited to the Company and is recognized as a customer deposit forfeiture in the condensed consolidated statements of operations for the three and six months ended June 30, 2005.
     On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard for a gain of $950,000. Deferred revenue was assumed by CyberGuard as part of the purchase agreement, which reduced the backlog by $1,546,000 (see Note 6 to the condensed consolidated financial statements). The revenues from those products ceased on the date of sale and therefore, the expected revenues and additions to the backlog in the future quarters is zero for these products. These product lines contributed revenues of $646,000 in the first six months 2005 and $1,990,000 in the same period of 2004. After the sale of Message Inspector and Web Inspector, the Company now generates only limited revenues from the sale of perpetual software licenses.
     Management follows several general metrics to measure business performance and the results of these metrics can have an effect on management’s estimate of future revenue. These metrics include: order input, backlog, renewal rate (customer retention) of secure e-messaging service contracts, observations of the mix of single-year verses multi-year service contracts for secure e-messaging and deployments to physicians of the e-Prescribing products.
     The Company’s end-user order backlog as of June 30, 2005, is approximately $25,855,000, a 14% increase on the March 31, 2005 balance and is comprised of the following elements: $3,000,000 from the original $4,000,000 customer deposit from Sanofi-Aventis for future services (described above), $8,430,000 of deferred revenue that has been billed and paid, $3,033,000 billed but unpaid, and approximately $11,392,000 of unbilled contracts. The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue.
     The renewal rate for secure e-messaging customers was in excess of 95% throughout the first and second quarters of 2005, which is consistent with 2004 results. In addition, the Company continues to see an increase in the number of customers who subscribe to use the Company’s secure messaging service for a three-year term verses a one year term. The Company expects this preference for a longer contract term to continue for the rest of 2005, as the Company has priced its services in a manner that encourages longer term contractual commitments from customers.

     The primary driver of demand for the Company’s e-Prescribing devices and services in 2004 was insurance payors purchasing the devices and related services from the Company for physicians in a sponsorship arrangement, whereby the payor sponsored certain physicians to receive the device and services from the Company. During 2004, the Company deployed its PocketScript e-Prescribing service to approximately 2,500 physicians under two such initiatives. The larger of the two was the eRx Collaborative initiative (a collaborative effort between Tufts Health Plan and Blue Cross Blue Shield Massachusetts, and Neighborhood Health Plan). In the first six months of 2005, Blue Cross Blue Shield Massachusetts verified that ZixCorp had met various contractual requirements, which led to the release of a contingency on 300 additional units and the eRx Collaborative placed an order for an additional 300 units to be deployed in 2005. The Company believes that the sponsorship model is currently the prevalent market demand model. While the Company has additional deployments to conduct under existing sponsorship agreements, continued growth in this area will require additional payor sponsors or a change in the market demand model. In the future, it is likely that new e-Prescribing contracts will vary in format and structure, and accordingly, the Company’s accounting treatment, mainly revenue recognition, related to these new contracts may be different. For example, the contracts may no longer consist of multiple element arrangements with separate units of accounting; thus, the revenue may be recognized ratably over the life of the contract or as a subscription fee or based on transactions or usage.
Cost of Revenues
     The Company’s costs of revenues decreased 5% for the quarter ended June 30, 2005, but increased 8% for the six-month period ended June 30, 2005, when compared to the respective, comparable periods in 2004. The respective changes relate to a 2% decrease and a 10% increase in revenues for the comparable periods. The changes in 2005 versus 2004 reflect the timing of three basic events occurring during these comparable periods:
1.	A decrease in costs due to the sale of Message Inspector and Web Inspector in the first quarter of 2005 (see Note 6 to the condensed consolidated financial statements)..

2.	A decrease in costs resulting from the termination of the Connect service for online doctor visits (see Note 6 to the condensed consolidated financial statements).

3.	Increase in costs relating to PocketScript services for investments required to remain in the e-Prescribing market.
     A substantial amount of the Company’s cost of revenues is not directly variable to revenues. These costs represent the base cost required to provide the various service offerings such as the data center and the customer support function. The Company believes it has the capacity to grow revenues further, assuming market demand, while maintaining a growth in costs of revenue less than the revenue growth rate. The trend in secure messaging has been the ability to grow revenues without increasing, or only marginally increasing, the costs of revenues as more efficient methods of product delivery and service have been implemented. While this trend is expected to continue, it is not expected to continue to the extent it has in the past. Eventually, additional efficiencies become more difficult to achieve and the costs of revenues could rise more in line to increases in revenue. e-Prescribing costs of revenues have risen significantly in the last year as the Company builds the required base of resources to provide and service these products. E-prescribing cost of revenues has a sizable fixed component but also has a variable component associated with the cost of devices, physician recruiting, installation and training. Additional increases in e-Prescribing revenue, should demand occur, is expected to result in a corresponding increase in the related costs of revenues.
     The following table sets forth a quarterly and six-month period comparison of the Company’s cost of revenues:

			3-monthVariance				6-monthVariance
	Three Months Ended June 30,		2005 vs. 2004		Six Months Ended June 30,		2005 vs. 2004
	2005	2004	$ %		2005	2004	$ %
Total cost of revenues	$3,508,000	$3,704,000	$(196,000)	(5%)	$7,399,000	$6,878,000	$521,000	8%
     A significant portion of the Company’s cost of revenues relates to the cost of operating and maintaining the ZixData Center which is currently not fully utilized. Accordingly, costs associated with the data center and other fixed assets are expected to grow at a slower pace than revenue. Cost of revenues also includes the activities of field deployment, professional services and customer service and support. The Company has two product lines, eSecure and eHealth. The two product lines have both distinct and shared costs of revenues. Most notable of the shared costs is the ZixData Center. Management estimates and makes assumptions regarding these shared costs to calculate an estimated cost of revenues per product line. The total cost of revenues for the respective quarterly and six-month period comparisons totaling $3,508,000 and $7,399,000 is estimated to be comprised of $1,350,000 and $3,003,000, respectively, relating to eSecure and $2,158,000 and $4,396,000, respectively, relating to eHealth, including allocations of shared costs. The results show that eSecure has revenue in excess of the estimated costs of revenue and that additional revenue in this product line requires only modest increases in the costs of revenues.
     Cost of revenues decreased on a quarterly basis by $196,000 primarily due to a reduction in non-personnel costs and consisting of $178,000 for outside consultants, $229,000 for software content-filtering fees and royalties and $84,000 for amortization costs for intangible assets, all resulting primarily from the sale of the Message Inspector and Web Inspector product lines and the termination of the Connect service, partially offset by increases for personnel additions totaling $234,000 which were necessary to expand the Company’s deployment and client services capabilities to support the order growth of the Company’s e-Prescribing products and services and a $53,000 increase in depreciation and amortization of property and equipment resulting from the procurement of certain data center equipment.
     Cost of revenues increased on a six-month period basis by $521,000 primarily due to personnel additions in 2004 totaling $773,000 and partially offset by non-personnel cost reductions totaling $252,000. The increase in personnel additions was necessary to expand and maintain the Company’s deployment and client services capabilities to support the order growth of the Company’s e-Prescribing products and services. The significant activities supporting the decrease in non-personnel costs consists of $200,000 for outside consultants, $244,000 for software content-filtering fees and royalties and $65,000 for amortization costs for intangible assets, all resulting from the sale of the Message Inspector and Web Inspector product lines and the termination of the Connect service, a $87,000 reduction in occupancy costs, $42,000 reduction in depreciation and amortization of property and equipment resulting from certain data center equipment becoming fully depreciated, partially offset by $191,000 for increased travel expenses and $257,000 for deployment-related costs for the e-Prescribing hand-held devices and e-Prescribing systems.
Research and Development Expenses
     Research and development expenses decreased 34% for the quarter ended June 30, 2005, and 32% for the six-month period ended June 30, 2005, when compared to the respective periods in 2004. The decreases were the result of higher spending in 2004 related to newly acquired products from business acquisitions. Since the acquisitions, these costs have been significantly reduced by merging various initiatives into the core research and development spending and thus the overall costs have decreased. Additionally, spending has been reduced from the cancellation of the Connect product and the selling of Message Inspector and Web Inspector products in the first quarter of 2005.
     The following table sets forth a quarterly and six-month period comparison of the Company’s research and development expenses:

			3-monthVariance				6-monthVariance
	Three Months Ended June 30,		2005 vs. 2004		Six Months Ended June 30,		2005 vs. 2004
	2005	2004	$ %		2005	2004	$ %
Total research and development expenses	$1,535,000	$2,311,000	$(776,000)	(34%)	$3,510,000	$5,156,000	$(1,646,000)	(32%)
     The $776,000 decrease for the quarter ended June 30, 2005, consists of $386,000 primarily relating to headcount reductions for Elron Software and MyDocOnline products and non-personnel costs totaling $390,000 and consisting primarily of reduced consulting fees relating to the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition and subsequently terminated in late 2004.
     The $1,646,000 decrease for the six-month period ended June 30, 2005, consists primarily of $769,000 for headcount reductions relating to Elron Software and MyDocOnline products, and non-personnel costs totaling $877,000 consisting primarily of $595,000 for reduced consulting fees primarily relating to MyDocOnline products and $306,000 for the one-time charge of allocated in-process research and development expense associated with the 2004 acquisition of MyDocOnline.
Selling, General and Administrative Expenses
     Selling, general and administration expenses decreased 11% for the quarter ended June 30, 2005, and 7% for the six-month period ended June 30, 2005, when compared to the same periods in 2004. The general trend is a reduction in expenses as the Company consolidates various marketing initiatives from acquired companies into a centrally managed initiative and as the Company focuses on its two core markets. These reductions have been offset with increases in marketing and sales costs for the e-Prescribing products and increases in the costs of being a publicly held company. While the publicly traded company costs increased in 2004 in order to comply with Sarbanes-Oxley requirements, they are not expected to significantly abate in 2005 as continued compliance remains expensive.

     The following table sets forth a quarterly and six-month period comparison of the Company’s selling, general and administrative expenses:

			3-monthVariance				6-monthVariance
	Three Months Ended June 30,		2005 vs. 2004		Six Months Ended June 30,		2005 vs. 2004
	2005	2004	$ %		2005	2004	$ %
Total selling, general and administrative expenses	$6,559,000	$7,349,000	$(790,000)	(11%)	$14,061,000	$15,155,000	$(1,094,000)	(7%)
     The $790,000 decrease for the quarter ended June 30, 2005, consists of $878,000 decrease in personnel costs partially offset by an increase in non-personnel costs of $88,000. The decrease in personnel costs consisted of salaries, the non-recurrence of employee severance costs paid in 2004, reduced management-related bonuses, costs for employee benefits and recruiting fees. The non-personnel costs consisted primarily of $274,000 for increased legal and accounting related consulting and professional services and $83,000 for increased advertising and marketing programs. These increases in non-personnel costs were partially offset by $199,000 in reduced travel expenses and $100,000 for amortization costs of intangible assets primarily associated with the sale of the Message Inspector and Web Inspector product lines in the first quarter of 2005.
     The $1,094,000 decrease for the six-month period consists primarily of $1,854,000 in personnel costs partially offset by an increase in non-personnel costs of $760,000. The decrease in personnel costs consisted of salaries, the non-recurrence of employee severance costs paid in 2004 totaling $1,286,000, reduced management-related and one-time retention bonuses paid to employees of newly acquired entities, costs for employee benefits and recruiting fees. The non-personnel costs consisted primarily of $814,000 for increased legal and accounting related consulting and professional services, $240,000 for increased advertising and marketing programs, $163,000 for consulting fees and $90,000 for stock-based compensation paid to third party service providers. These increases in non-personnel costs were partially offset by $515,000 in reduced travel expenses and $92,000 for amortization costs of intangible assets primarily associated with the sale of the Message Inspector and Web Inspector product lines in the first quarter of 2005.
Customer Deposit Forfeiture
     The $960,000 reduction of operating expenses recorded in the quarter ended June 30, 2005, represents the forfeiture by Sanofi-Aventis of a customer deposit in accordance with a Master Services Agreement, which was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 6 to the condensed consolidated financial statements) for the performance, by the Company, of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services are to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
     Subsequent to the MyDocOnline acquisition, Aventis merged with Sanofi and the rights under this agreement were transferred to the new company, Sanofi-Aventis. The Company and Sanofi-Aventis agreed to extend the January 30, 2005 deadline for consuming the $960,000 remaining balance of the initial $1,000,000 in services to April 11, 2005. The $960,000 was not consumed by Sanofi-Aventis by April 11, 2005, and the Company advised Sanofi-Aventis that the unused $960,000 was forfeited to the Company. The Company believes that the forfeiture of the deposit is most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. The effect on the remaining deposit is unknown at this time.
Gain on Sale of Product Lines
     On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines to CyberGuard Corporation. The total sales price was $3,626,000 consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments in 2005. The net gain recognized on the sale was $950,000 (see Note 6 to the condensed consolidated financial statements).
Investment and Other Income
     Investment income increased to $143,000 and $286,000 for the three and six-month periods ended June 30, 2005 from $79,000 and $137,000 for the corresponding periods in 2004 primarily due to an increase in interest rates, partially offset by a decrease in invested cash and marketable securities.

Interest Expense
     Interest expense for the three and six-month periods ended June 30, 2005 was $1,996,000 and $2,826,000, respectively. Interest expense for the same periods in 2004 was $85,000 and $140,000, respectively.
     Interest expense for the six months ended June 30, 2005 consists of the following:

	Stated			Financing	Total
	Interest	Discount	Premium	Cost	Interest
	on Notes	Amortization	Accretion	Amortization	Expense
Convertible promissory notes payable	$570,000	$1,479,000	$177,000	$392,000	$2,618,000
Promissory note payable	—	187,000	—	—	187,000
Short-term promissory notes	5,000	—	—	—	5,000
Capital Leases	16,000	—	—	—	16,000

Total interest expense	$591,000	$1,666,000	$177,000	$392,000	$2,826,000

     As more fully explained in Note 11 to the condensed consolidated financial statements the convertible promissory notes payable have a stated interest rate that is reset every six months to the six-month LIBOR rate plus 300 basis points. This rate was reset on April 29, 2005, to 6.41%. A portion of the face value of the notes was allocated to discount on notes payable to account for the valuation of warrants issued with the notes and an embedded beneficial conversion feature. This discount is being amortized into interest expense and totaled $1,479.000 for the six months ended June 30, 2005. The $10,000,000 principal redemptions in 2005 include a 5% premium ($500,000) which is being accreted into interest expense in 2005 through December 31, 2005. Total premium accretion for the six months ended June 30, 2005 is $177,000.
     The Company incurred $1,092,000 of financing costs relating to the issuance of the $20,000,000 of convertible promissory notes payable in November 2004. These costs were deferred and are being amortized into interest expense over the term of the notes. Total amortization of deferred financing costs was $392,000 for the six months ended June 30, 2005.
     The May 2005 interest payment relating to the convertible promissory notes payable totaling $267,000 was paid by issuing the Investors 97,316 shares of the Company’s common stock. Of the total $2,826,000 of interest expense incurred during the six months ended June 30, 2005, $324,000 was paid or is payable in cash, $267,000 was paid in stock and the remaining $2,235,000 is amortization of discount and financing costs and accretion of premium, which are non-cash items.
     The 2004 interest is solely from the promissory note issued in connection with the acquisition of MyDocOnline in January 2004 (see Note 11 to the condensed consolidated financial statements). This note bears interest at an annual rate of 4.5% and is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. As of June 30, 2005, Sanofi-Aventis has requested no services in-lieu of interest and the Company believes that it is not probable that Sanofi-Aventis will request such services. In addition, the potential costs of delivering any unspecified services cannot be estimated. Therefore, no interest expense or liabilities have been recorded in relation to the stated interest rate on the note.
Recovery of Previously Impaired Investment
     In February 2004, the Company exchanged one million shares of previously impaired Maptuit stock for $70,000 in cash resulting in a gain of this amount.
Income Taxes
     For the three and six-month periods ended June 30, 2005, the Company recorded a tax benefit of $131,000 and $81,000, respectively. The benefit relates to the operations of the Company’s Canadian subsidiary and results from the retroactive change to certain inter-company transactional documents that had the effect of lowering the originally accrued 2004 Canadian tax liability. For the three and six-month periods ended June 30, 2004, the Company recorded a tax expense of $27,000 and $56,000, respectively. The expense relates to the operations of the Company’s Canadian subsidiary. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income.
     Currently, the Company’s net operating loss carryforwards do not have limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code. However, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carryforwards against any future taxable income.

Net Loss
     As a result of the foregoing, the Company’s net loss for the three and six-month periods ended June 30, 2005 were $8,915,000 and $18,487,000, respectively. The net loss for the same periods in 2004 were $9,876,000 and $20,814,000, respectively.
Liquidity and Capital Resources
Overview
     Due to the Company’s history of operating spending in excess of customer receipts, liquidity is of special importance. Essential to liquidity is the ability of the Company to become cash flow positive, ideally from operations, but augmented as required by financing or investing activities.
     The Company has material contractual obligations over the next year of $13,195,000 and $29,050,000 over the next three years consisting of leases and debt obligations. Cash requirements in excess of these commitments represent operating spending the Company chooses to make in order to satisfy existing customer contracts and to secure new orders and cover various overhead costs. The spending in excess of contractual commitments is somewhat flexible and dependent on the Company’s current and future cash receipts. The Company is engaged in two product lines, eSecure and eHealth. For several years the spending in eSecure exceeded cash receipts. As that product has matured, the gap between cash spending and cash used has narrowed substantially and continues to do so. In the second quarter 2005, the cash receipts for eSecure exceeded Company estimates of costs specifically incurred on behalf of the eSecure products. The Company refers to this as “breakeven at an operating level.” The recurring nature of the subscription model makes cash receipts predictable and additional spending to sustain and continue to stay abreast with market demands in eSecure are not extensive. The eHealth market is significantly earlier in its development phase relative to eSecure and thus the Company has chosen to spend money in excess of the cash receipts. The Company continues to closely monitor developments in the eHealth market and will adjust spending in that area commensurate with expected future returns and if appropriate will consider additional funding to augment cash from operations.
Sources and Uses of Cash
     Net cash used for operating activities was $5,787,000 for the three months ended June 30, 2005 compared to $7,386,000 for period ended March 31, 2005. The decrease in cash used for operating activities, quarter on quarter, totaled $1,599,000. The reduction is the result of both reductions in spending and increases in cash receipts.
     In the three months ended June 30, 2005, the Company collected customer receipts of $5,087,000 compared to $4,211,000 for the same period in 2004. This is a 21% increase year-on-year. Included in the $5,087,000 and $4,211,000 are cash receipts from the Message Inspector and Web Inspector products totaling $190,000 and $1,342,000 respectively. If these amounts are excluded from the 2005 and the 2004 numbers for a similar comparison to 2005, the increase in cash receipts was $2,028,000 which was a 71% increase year-on-year. The cash receipts increase was primarily from increases in Secure Messaging relating to increased order input and continued strength in renewals partially offset by a reduction from the Inspector products. The cash receipts associated with the Secure Messaging product have experienced a positive trend going from $1,873,000 to $2,532,000 to $4,189,000 in the fourth quarter 2004, to the first quarter 2005 and the second quarter 2005, respectively. The second quarter receipts were bolstered by three large contract renewals and better then normal in-quarter sales linearity. The cash receipt growth rate experienced in the second quarter of 2005 is not expected to continue in the third quarter of 2005. Secure Messaging receipts in the third quarter are expected to be comparable to the second quarter level and then begin rising again in the fourth quarter.
     Net cash used for operating activities for the three months ended June 30, 2005 was $5,787,000 compared to $6,571,000 for the corresponding period in 2004 resulting in a decrease of $784,000. This decrease in cash used for operating activities was primarily due to a 10% decrease in the Company’s net loss, totaling $961,000, a $778,000 increase in the 2005 non-cash operating expenses in the areas of depreciation and amortization of tangible and intangible assets, amortization of debt-related financing costs and discounts and stock-based compensation, a decrease in non-acquired accounts receivable and prepaid expenses totaling $435,000 and an increase in deferred revenue totaling $423,000, partially offset by a $853,000 decrease in trade payables and accrued expenses and $960,000 customer deposit forfeiture in the second quarter of 2005. Net cash used by operating activities for the three months ended June 30, 2005 was funded primarily by existing cash resources.

     Net cash used for operating activities for the six months ended June 30, 2005 was $13,173,000 compared to $9,512,000 for the corresponding period in 2004 resulting in an increase of $3,661,000. This increase in cash used for operating activities was primarily due to a $4,000,000 decrease in customer deposits received in 2004, $1,039,000 decrease in trade payables and accrued expenses, $960,000 customer deposit forfeiture, $950,000 for the gain on the sale of product lines in the first quarter of 2005 and $288,000 decrease in the 2005 non-cash operating expenses in the areas of depreciation and amortization of tangible and intangible assets, amortization of debt-related financing costs and discounts and stock-based compensation, partially offset by a 10% decrease in the Company’s net loss, totaling $2,327,000, a decrease in non-acquired accounts receivable and prepaid expenses totaling $945,000 and an increase in deferred revenue totaling $304,000. Net cash used by operating activities for the six months ended June 30, 2005 was funded primarily by existing cash resources.
     Net cash flows provided by investing activities was $17,261,000 for the six months ended June 30, 2005 compared to $48,000 for the corresponding period in 2004. The $17,213,000 increase in investing cash flows was attributable to a net decrease in marketable securities totaling $14,113,000, net proceeds of $2,309,000 from the sale of the Web Inspector and Message Inspector product lines in March 2005, decreased purchases of property and equipment totaling $899,000, partially offset by $70,000 received in 2004 as partial recovery of the Company’s investment in Maptuit Corporation and $38,000 relating to the purchase of a restricted cash investment.
     Net cash used by financing activities was $271,000 for the six months ended June 30, 2005 compared to cash provided of $23,676,000 for the corresponding period in 2004. The $23,947,000 decrease in financing cash flows was primarily attributable to the lack of stock option and warrant exercises by employees and outside holders in the first half of 2005 compared to the same period in 2004; the decrease being $20,673,000. Further in 2005, the Company began repaying short-term and capital lease obligations totaling $252,000, which were originally negotiated in 2004. In 2004, the Company received $3,000,000 in exchange for a promissory note from Aventis, Inc., involving the acquisition of MyDocOnline, Inc
Debt Instruments and Related Covenants
     As more fully explained in Note 11 to the condensed consolidated financial statements, as of June 30, 2005 the Company has entered into three separate debt arrangements:
1.	$20,000,000 Convertible Promissory Notes Payable

2.	$2,700,000 Promissory Note Payable

3.	$277,000 Short-term Promissory Notes
     $20,000,000 Convertible Promissory Notes Payable — On November 2, 2004, the Company entered into purchase agreements with the Investors, pursuant to which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 a share, all of which were outstanding at June 30, 2005. The notes were to be repaid in four annual installments of $5,000,000 beginning November 2, 2005.
     The notes’ stated interest rate is the six-month LIBOR plus 300 basis points and is reset every six months. (this rate is 6.41% at June 30, 2005). At the Company’s option, interest on the notes is payable quarterly in cash or common stock valued at a 10% discount to the volume weighted average price for the Company’s common stock for a specified number of trading days preceding the interest payment date. The May 2005 payment was paid in common stock by issuing the investors 97,316 shares.
     On April 13, 2005, the Company entered into amendments with each of the Investors to restructure the original purchase agreements signed on November 2, 2004. Under the amended notes, the $5,000,000 principal payments due on November 2, 2005 and November 2, 2008 will now be due on October 31, 2005, subject to the Company raising an additional $7,500,000 in funding before August 31, 2005, and December 31, 2005, respectively (collectively, the “2005 Payments”). The 2005 Payments will be redeemed at 105% of principle and can be redeemed in stock, in whole at any time or in part from time-to-time on or before the revised payment dates. The redemption value of the stock is based on the daily VWAP of the common stock less a 10% discount for 15 trading days preceding the date of stock redemption. The amount of stock redeemed during any 15 day redemption period is limited by the volume of the stock traded in the public market. The Company may declare more than one stock redemption before the October 31 and December 31, 2005 payment dates as long as the stock redemptions are at least 20 business days apart. Any portion of the 2005 payments which are not or cannot be redeemed in stock must be paid in cash at 105% of principle. The $5,000,000 payments in November 2006 and 2007 remain unchanged from the original notes signed November 2, 2004 and the Company intends to pay these from restricted cash balances should these tranches not convert to shares of common stock before their due dates.

     Under the covenants of the amended notes, the Company is required to retain a cash balance of $10,000,000 through December 31, 2005 at which time the required cash balance will be reduced to $9,000,000. The required cash balance will further decrease to $5,000,000 in November 2006.
     $2,700,000 Promissory Note Payable — Concurrent with the MyDocOnline acquisition, at closing, Sanofi-Aventis loaned the Company $3,000,000 due March 15, 2007, with a stated annual interest rate of 4.5%. Interest on the note is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. The principal portion of the note may be paid in the form of services provided to Sanofi-Aventis by the Company pursuant to the terms of such services agreement. Should Sanofi-Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
     $277,000 Short-term Promissory Notes — In December 2004, ZixCorp issued an 11-month note payable to Cananwill to finance the Company’s 2005 commercial insurance policies. In January 2005, the Cananwill note was increased by an additional $84,000 to $277,000 to finance the Company’s technology errors and omissions liability insurance coverage. The note matures in October 2005 and has a stated interest rate of 5.15%. Interest and principal payments are due in equal monthly installments.
Cash Requirements
     The Company’s cash requirements consist principally of the Company’s contractual commitments and funding its operating losses as it pursues a leadership position in the emerging markets in which it operates and capital expenditures, primarily for data center expansion and refurbishment and for computer equipment to support new customer orders. The Company anticipates further losses in 2005 and the use of cash resources for operating activities continues at a substantial level. The Company acquired the assets and the businesses of PocketScript, Elron Software and MyDocOnline in July 2003, September 2003 and January 2004, respectively, in exchange for certain equity securities of the Company. While no significant cash was required to make these acquisitions, each of these businesses incurred operating losses in recent years. The Company significantly reduced the substantial historical operating losses of Elron Software and MyDocOnline. In late 2004 the Company embarked on a pronounced initiative to focus its efforts on its two most promising product lines — eSecure and eHealth. Pursuant to this focus in late 2004 the Company shut down the Connect product which had been acquired in the purchase of MyDocOnLine, and, in mid-March 2005, the Company sold the Message Inspector and Web Inspector product lines acquired in the Elron acquisition (see Note 6 to the condensed consolidated financial statements). The Company expects to incur additional operating losses in the near term from the operation of its PocketScript operations as it continues to invest in new personnel and other resources necessary to effectively deploy its e-prescription devices.
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
     Backlog — The Company’s end-user order backlog is comprised of contractually bound agreements. The amount that has not yet been collected in cash as of June 30, 2005 was $14,425,000. These contracts are almost all time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually.
     Continued Growth of Secure Messaging Business — Taking into account the collections in the first half of 2005 and the outlook for collections in the second half, The Company expects incremental cash receipts in 2005 in the range of $5,000,000 to $6,000,000 compared to 2004 for the Secure Messaging products. This growth is somewhat predictable based on past trends due to the subscription nature of the business, whereby, the Company has been consistently adding new annual service contracts while experiencing very minimal attrition of existing and renewing customers. The low end of the range is achieved by maintaining the same level of new first year orders in the second half as were attained in the first half and the high end of the range is achieved with continued growth in new first year orders. The previous estimate for this year on year increase had been $3,500,000 to $5,500,000.
     New e-Prescribing Payors — The Company’s go-to-market model in e-Prescribing has been to sell to large insurance payors who in turn sponsor physicians for the service. The Company believes that this model is the most cost effective method of addressing the market in large quantities. The Company has demonstrated initial selling and deployment success with this model with the eRx Collaborative initiative in Massachusetts. The costs associated with the e-Prescribing product is extensive and the Company is relying upon additional success with other payors to cover and exceed these costs. In July 2005, the Company signed a contract with Aetna for a 1,000 physician sponsorship pilot. This contract differs from the standard pricing as illustrated in the eRx Collaborative contract as the Aetna agreement has a more prominent element associated with performance metrics to determine payments to the Company. The speed with which the Company signs up new payors and the terms of those contracts will have a pronounced effect on the cash sources associated with e-Prescribing.
     Through various financings in the past and the issuance of employee stock options, the Company has substantial outstanding warrants and options that are exercisable. Depending on the current stock price some portion of these could be “in the money” and if exercised by the holders, represent a source of cash. See below for a summary of outstanding warrants and options.
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
•	Sale of Web Inspector/Message Inspector (collectively the “Inspector”) Product Line — In mid-March, 2005, the Company sold the Inspector product line to CyberGuard for $3,309,000 in cash and note receivable, net of transaction fees totaling $317,000 (see Note 6 to the condensed consolidated financial statements). These products operated on a cash neutral basis so their elimination will not impact the Company’s on-going operating cash requirements. CyberGuard paid $2,126,000 at closing and gave the Company a note payable for three payments of $500,000 each due in the second, third and fourth quarters in 2005. The second quarter installment was received on time by the Company.

•	Workforce Reductions — In the first half, the Company reduced its workforce by approximately 17%. This was done selectively to avoid adversely impacting the core business operations and sales momentum. The Company forecasts that the reduction will result in a net improvement of $3,000,000 to $3,500,000 in cash expenditures during 2005. Additional investments in e-Prescribing will offset approximately $1,000,000 of these savings for a net benefit verses the $12,244,000 shortfall noted above of $2,000,000 to $2,500,000.

•	Restructuring $20,000,000 Convertible Promissory Notes Payable — On April 13, 2005, the Company entered into amendments (the “Purchase Agreement Amendments”) to the Original Purchase Agreements with the Investors (see Note 11 to the condensed consolidated financial statements). The Purchase Agreement Amendments were closed on July 28, 2005. The new terms allow the Company to repay the first and last $5,000,000 installments, which were scheduled to be paid in cash in November 2005 and 2008, in stock during 2005. The first $5,000,000 is now scheduled to be redeemed in stock before October 31, 2005 and the second $5,000,000 is scheduled to be redeemed in stock prior to December 31, 2005. Should the Company be unable to make the December 31, 2005 in full with stock redemptions, the balance would be paid in cash.
Private Placement of Common Stock
     On August 9, 2005, the Company issued and sold $26,300,000 of its common stock in a private placement which resulted in approximately $24,750,000 of net proceeds to the Company after transaction costs of approximately $1,550,000. This significantly increased the Company’s cash position and will allow for continued investment aimed primarily at the e-Prescribing market. Net proceeds immediately available to the Company from this private placement, and not subject to shareholder vote, are approximately $14,950,000 (see Note 15 to the condensed consolidated financial statements).
     Liquidity Summary
     Based on the above actions, continued growth in the eSecure market, certain other actions that have been initiated in the first half of 2005, the private placement and flexibility in its discretionary spending, the Company believes it has adequate resources and liquidity to sustain operations for the next year and is targeting cash flow improvements to augment its liquidity beyond a year time frame. However, operating in emerging markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. If necessary and if the expected returns warrant it, the Company could further augment its cash flow position through additional cost reduction measures, sales of non-core assets, additional financings or a combination of these actions. Operationally, the extent and timing of success and potential returns in the eHealth market will ultimately be the most significant operational determinant of liquidity. The extent to which the Company views the eHealth market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses. Should the Company seek additional financing, there can be no assurances that it can be obtained at terms that are acceptable; therefore, the resources available, the business model, and go to market model might have to be altered accordingly.
Options and Warrants of ZixCorp Common Stock
     In 2004, the Company raised significant cash from individuals who hold warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. The extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of June 30, 2005. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value	(included in	Total Value
	Outstanding	of Outstanding	outstanding	of Vested
Exercise Price Range	Shares	Shares	shares)	Shares
$2.50 - $4.99	4,208,014	$16,340,000	2,400,201	$9,093,000
$5.00 - $5.75	1,794,468	9,282,000	1,410,024	7,359,000
$6.00 - $8.89	2,970,414	19,218,000	2,087,183	13,537,000
$9.00 - $19.75	1,830,104	21,384,000	1,259,971	15,364,000
$21.38 - $57.60	1,163,695	61,141,000	1,163,695	61,141,000

Total	11,966,695	$127,365,000	8,321,074	$106,494,000

Off-Balance Sheet Arrangements
     None.
Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of June 30, 2005:

	Payments Due by Period
	Total	< 1 Year	1-3 Year	3-5 Years	> 5 Years
Long-term debt	$23,312,000	$10,612,000	$12,700,000	$—	$—
Operating leases	9,637,000	1,459,000	2,472,000	1,936,000	3,770,000
Capital lease	290,000	249,000	41,000	—	—

Total cash obligations	33,239,000	12,320,000	15,213,000	1,936,000	3,770,000
Interest on obligations	1,517,000	875,000	642,000	—	—

Total	$34,756,000	$13,195,000	$15,855,000	$1,936,000	$3,770,000

     The Company has not entered into any material, non-cancelable purchase commitments at June 30, 2005.
     The Company’s $20,000,000 convertible promissory notes have a stated interest rate that is reset every six months based on the six-month LIBOR plus 300 basis points. For the information shown above, the Company has assumed that the rate will remain at the current level (6.41%) for the term of the loan and all payments will be made in cash. Actual interest will vary based on changes in the six-month LIBOR. Additionally, the Company has the option to pay interest, $10,000,000 of the principal and $500,000 of premium for early payment due in the next 12 months in the Company’s common stock (see Note 11 to the condensed consolidated financial statements).
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,848,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
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
     We continue to use significant amounts of cash for our business operations and for repaying our debt which could result in our having insufficient cash to fund our operations under our current business plan.
     Our businesses operate in emerging markets and developing these businesses is costly and the market is highly competitive. Emerging market businesses involve risks and uncertainties, and there are no assurances that we will be successful in our efforts. Based on our organization, operations and debt agreements that existed as of June 30, 2005, we would have had cash requirements for the remainder of 2005 greater than our June 30, 2005 balance of unrestricted cash and cash equivalents of $7.7 million. We have taken certain actions, including cost reductions, sale of two product lines, the amendments to the terms of the $20 million convertible notes and the private placement of common stock with net proceeds to the Company of approximately $24.75 million (of which, $9.8 million is subject to shareholder approval) to reduce our anticipated cash requirements for the remainder of 2005. We will continue to monitor our cash situation to ensure that we have sufficient cash resources to fund our operations and repay our indebtedness. Should we need to do so, there is no assurance that we will be able to raise additional capital if needed. In such case, we would be required to alter our business significantly, which could include further cost reductions or product divestitures.

     The market may not broadly accept our e-messaging and e-Prescribing products and services and related applications and services, which would prevent us from operating profitably.
     We must be able to achieve broad market acceptance for our Secure Messaging and e-Prescribing products and services and related applications and services, at a price that provides an acceptable rate of return relative to our costs in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure e-messaging protection businesses similar to our ZixCorp-branded business that currently operate at the scale that we would require, at our current expenditure levels and pricing, to become profitable. Furthermore, PocketScript, our e-Prescribing service, is a start-up venture in an emerging market. There is no assurance that any of our services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably.
     Failure to enter into additional sponsorship agreements for our PocketScript e-Prescribing services or maintain existing and generate other revenue opportunities from our PocketScript e-Prescribing services could harm our business.
     Our PocketScript business has incurred significant operating losses. Through June 30, 2005, orders for our PocketScript e-Prescribing service came exclusively from sponsorship agreements with healthcare payors, such as health insurance companies, pharmacy benefit managers, or self-insured companies. Under our payor-sponsorship business model, we deploy the PocketScript services to the end-user physician and provide the end-user physician a subscription to use the service in return for payments from the health care payor. These payments are in the form of guaranteed payments from the health care payor of contingent payments that are based on contractually specified performance metrics. In some cases, these contingent payments could represent a substantial portion of the revenue opportunity under the contract. All end-user physicians who are using the PocketScript services and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. Although we believe that physicians will pay to use the PocketScript service following the one year of service paid for by the healthcare payors or that healthcare payors will extend their sponsorship, there is no assurance that they will do so.
     Failure to sign follow-on orders with additional healthcare payors from which a significant portion of our revenues are received or signing new sponsorship agreements with other payors in the coming months, or in generating significant revenue from contingent payments, or in maintaining and identifying other revenue opportunities for our e-Prescribing services, such as add-on applications, prescription transaction fees, and/or new uses for the transaction data itself, will prevent us from achieving significant revenues from our e-Prescribing services.
     If healthcare providers fail to adopt the PocketScript Solution, we will fail to achieve the critical mass of physicians to build a successful business.
     Our PocketScript e-Prescribing service is targeted to the emerging market for providing secure communications among healthcare providers to deliver information in an efficient, economical manner. These are emerging markets, and the success of our PocketScript service is dependent, in large measure, on physicians and other healthcare providers changing the manner in which they conduct their medical practices by beginning to use secure wireless and Internet communications channels to communicate payors, pharmacies, and others. Our challenge is to make these new businesses profitable. To do so will require us to invest significant resources, including significant amounts of cash. There is no assurance that enough paying users will ultimately be obtained to enable us to operate the PocketScript business profitably.
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
     In addition, we face competition from vendors of Internet server appliances, operating systems, networking hardware, network management solutions and security software, many of which now, or may in the future, develop or bundle secure e-messaging into their products.
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
     If critical services and products that we source from third parties were to no longer be made available to us or at a considerably higher price than we currently pay for them, and suitable alternatives could not be found, our business could be harmed.
     For certain elements of our product and service offering, we sometimes rely on the products and services of third parties under contracts. Those third parties are not under our control beyond the terms of their agreements and, therefore, should they elect to withhold their products or services or significantly raise their prices, we could be damaged financially in lower returns on sales and a lessening of competitive advantages if suitable alternatives could not be found in a reasonable period of time.
     Future asset impairments could affect our financial results.
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
     Our other MyDocOnline product, Dr. Chart®, is a Web-based communication tool that connects healthcare providers and laboratories by allowing doctors to initiate lab orders, check medical necessity compliance and view results rapidly and accurately using a secure Internet connection. Competitors include 4Medica, Inc., Atlas Development Corporation, CareEvolve, and Labtest

Systems, Inc. All of the competitors offer the same basic services that Dr. Chart offers. We expect to face increasing competition in this arena and our competitors may develop products and services that are perceived to be better than ours. The Dr. Chart service is not a care product offering and we could decide to sell or exit the business at any time, which could result in further asset impairment charges.
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
     Secure messages sent through our ZixPort® and ZixMessage Center™ messaging portals, in connection with the operation of our secure e-messaging protection and e-transaction services, include personal healthcare information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network; individual prescription histories transmitted through our PocketScript system will reside in our secure data center network; and the personal healthcare information transmitted through our MyDocOnline Dr. Chart system will reside in our secure data center network. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal healthcare information and personal financial information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our Internet-related services.
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

     Furthermore, boards of pharmacy in the various states in which our PocketScript business operates regulate the process by which physicians write prescriptions. While regulations in the states in which these businesses currently operate permit the electronic writing of prescriptions, such regulations could be revised in the future. Moreover, regulations in states in which these businesses do not currently operate may not be as favorable and may impede our ability to develop business in these states. Furthermore, future state or federal regulation could mandate standards for the electronic writing of prescriptions or for the secure electronic transmittal of personal health information through the Internet that our technology and systems do not comply with, which would require us to modify our technology and systems.
     Our stock price may be volatile.
     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last year. As of July 15, 2005, there was a short position in our common stock of 4,321,273.
     Our directors and executive officers own a substantial percentage of our securities. Their ownership could allow them to exercise significant control over corporate decisions and to implement corporate acts that are not in the best interests of our shareholders as a group.
     Our directors and executive officers beneficially own shares of our securities that represent approximately 17.1% (measured as of June 30, 2005 of the combined voting power eligible to vote on matters brought before our shareholders, including securities and associated warrants beneficially owned by Antonio R. Sanchez, Jr., a former director and father of a current director (Antonio R. Sanchez, III), and current beneficial owner of approximately 7.8% and John A. Ryan, our chairman. Therefore, our directors and executive officers, if they acted together, could exert substantial influence over matters requiring approval by our shareholders. These matters would include the election of directors. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.
     One investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.
     George W. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 14.8% of our outstanding common stock (measured as of the date of this Form 10Q without giving effect to the potential issuance of our common stock pursuant to the notes and the warrants held by the selling shareholders). Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.
     We have a substantial amount of debt and may be unable to service or refinance this debt or servicing this debt may restrict cash available for our business operations.
     As of June 30, 2005, our total outstanding indebtedness, including capital leases, requires us to make payments totaling $23.6 million payable over the next four years. This high level of debt could have negative consequences. For example, it could:
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

     We have a significant amount of convertible securities outstanding, have recently issued a significant amount of shares of common stock and related warrants in a private placement, and may issue additional equity securities in the future. Conversion or redemption of the notes into our common stock, the common stock issued in the private placement, exercise of the outstanding warrants, and future issuances or conversion of other securities will dilute the ownership interests of existing shareholders.
     The convertible notes may be converted by the holders of the Company’s $20 million of convertible promissory notes at an initial conversion price of $6.00 per share. If fully converted at this price, we would be obligated to issue an additional 3,333,333 shares of our common stock. However, we have agreed to redeem $5 million of the convertible notes with shares of our common stock by October 31, 2005 and an additional $5 million of the convertible notes with shares of our common stock by December 31, 2005 at (i) 105% of the par (principal) amount, plus accrued interest and (ii) a redemption rate that will require that we issue shares of our common stock valued at a 10% discount to the daily volume weighted average price (“VWAP”) of our common stock for a specified number of trading days preceding the applicable redemption date. At July 29, 2005, the $10.5 million mandatory redemptions would be payable with approximately 3.6 million shares of our common stock using a VWAP of approximately $3.21 per share. In addition, we have the option to pay accrued interest on the notes using our common stock shares, valued at a 10% discount to the volume weighted average price for the common stock for a specified number of trading days preceding the interest payment date. We have also issued warrants covering 1,000,000 shares of our common stock to the holders of the notes and additional warrants to purchase 166,667 shares of common stock were issued to the broker of the debt transaction. The issuances of these shares of common stock in respect of the notes and the warrants would result in a substantial dilution of our stockholders. Any sales in the public market of the common stock issuable upon such conversion or redemption of the notes or exercise of the warrants could adversely affect prevailing market prices of our common stock.
     On August 9, we issued and sold an aggregate of 10,503,862 shares of common stock and related warrants in a private placement (see Note 15 to the condensed consolidated financial statements), diluting the interests of our existing shareholders. Furthermore, in the future, we may determine to seek additional capital funding or to acquire additional businesses, which could involve the issuance of one or more types of equity securities, including convertible debt, common and convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then prevailing market price of our common stock. In addition, we incent our employees and attract new employees by issuing shares of our common stock and options to purchase shares of our common stock. The interest of our existing shareholders may be diluted by any equity securities issued in capital funding financings or business acquisitions and would be diluted by any such future share issuances and stock option grants to employees.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the six-month period ended June 30, 2005, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2004 Annual Report to Shareholders on Form 10-K in Part II, item 7A which are incorporated by reference into this Report on Form 10 Q.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its annual meeting of shareholders on May 25, 2005. At this meeting, the shareholders elected as directors of the Company, Michael E. Keane, James S. Marston, John A. Ryan, Antonio R. Sanchez III, Richard D. Spurr and Dr. Ben G. Streetman. The following tabulation shows the votes with respect to the election of directors:

Nominee	Shares For	Shares Withheld
Michael E. Keane	25,906,392	5,030,770
James S. Marston	25,908,650	5,028,512
John A. Ryan	25,394,042	5,543,120
Antonio R. Sanchez III	29,406,897	1,530,265
Richard D. Spurr	29,600,314	1,336,848
Dr. Ben G. Streetman	25,952,810	4,984,352
     The shareholders voted to approve the adoption of an amendment to the Zix Corporation 2004 Stock Option Plan. The following tabulation shows the votes with respect to the adoption of the amendment to the 2004 Stock Option Plan:

For	9,106,419
Against	4,473,418
Abstain	170,972
Broker NonVotes	17,186,353
     The shareholders voted to approve the adoption of the Zix Corporation 2005 Stock Compensation Plan. The following tabulation shows the votes with respect to the adoption of the 2005 Stock Compensation Plan:

For	9,871,940
Against	3,756,354
Abstain	122,515
Broker NonVotes	17,186,353

ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Articles of Amendment to the Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on August 1, 2002. Filed as Exhibit 3.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference. Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on December 4, 2001. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

4.1*	Form of Amended and Restated Convertible Note Due 2005-2008 of Zix Corporation (including exhibits).

4.2*	Form of Amended and Restated Common Stock Purchase Warrant to purchase shares of Zix Corporation (excluding exhibits).

4.3*	Form of Amended and Restated Registration Rights Agreement by and between Zix Corporation and the Investors (excluding exhibits).

4.4	Securities Purchase Agreement, dated as of August 9, 2005, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (including redacted schedule and excluding appendices and exhibits). Filed as Exhibit 4.1 to the Company’s Form 8-K, dated August 9, 2005, and incorporated herein by reference.

4.5	Form of Warrant to purchase shares of Common Stock of Zix Corporation (including appendices). Filed as Exhibit 4.2 to the Company’s Form 8-K, dated August 9, 2005, and incorporated herein by reference.

4.6	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits). Filed as Exhibit 4.1 to the Company’s Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.7	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits). Filed as Exhibit 4.2 to the Company’s Form 8-K, dated April 14, 2005, and incorporated herein by reference.

10.1*	Sublease Agreement between ZixCorp Canada, Inc. and Intelligent Photonics Control Corp., dated May 20, 2005.

10.2+	Zix Corporation 2005 Stock Compensation Plan (Adopted Effective as of May 25, 2005). Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-126571), dated July 13, 2005, and incorporated herein by reference.

10.3+	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.4+	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation 2004 Stock Option Plan. Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.5+	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation 2004 Stock Option Plan. Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.6	Escrow Agreement, dated as of August 9, 2005, by and between Zix Corporation and JPMorgan Chase Bank, N.A., as escrow agent (excluding exhibits and schedules). Filed as Exhibit 10.1 to the Company’s Form 8-K, dated August 9, 2005, and incorporated herein by reference.

Exhibit No.	Description of Exhibits
19.1	Zix Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Filed on March 30, 2005.

31.1*	Certification of Richard D. Spurr, Chief Executive Officer, President, and Chief Operating Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Richard D. Spurr, Chief Executive Officer, President, and Chief Operating Officer of the Company, and Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION (Registrant)
Date: August 9, 2005	/s/ Bradley C. Almond
Bradley C. Almond
Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Duly Authorized Officer)