Form 10-Q
period 2005-09-30
ZIX CORP
filed 2005-11-09
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to ___
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005
Common Stock, par value $.01 per share	41,333,239

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$17,780,000	$3,856,000
Marketable securities	—	16,000,000
Accounts receivable, net	325,000	561,000
Notes receivable, net	491,000	—
Prepaid and other current assets	1,240,000	1,950,000

Total current assets	19,836,000	22,367,000
Restricted cash	10,413,000	10,374,000
Property and equipment, net	4,148,000	5,024,000
Intangible assets, net	738,000	3,832,000
Goodwill	2,161,000	9,119,000
Deferred financing costs and other assets	891,000	1,526,000

	$38,187,000	$52,242,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$685,000	$1,234,000
Accrued expenses	4,057,000	4,709,000
Deferred revenue	6,759,000	6,372,000
Customer deposits	1,000,000	968,000
Capital lease obligations	225,000	130,000
Short-term note payable	28,000	193,000
Convertible promissory notes payable	6,374,000	3,848,000

Total current liabilities	19,128,000	17,454,000
Long-term liabilities:
Deferred revenue	1,194,000	1,731,000
Customer deposit	2,000,000	3,000,000
Convertible promissory notes payable	9,546,000	13,347,000
Promissory note payable	2,125,000	1,840,000
Capital lease obligations and other	252,000	105,000

Total long-term liabilities	15,117,000	20,023,000

	34,245,000	37,477,000

Contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 43,264,746 issued and 40,937,565 outstanding on September 30, 2005 and 34,584,406 issued and 32,257,225 outstanding on December 31, 2004	433,000	346,000
Additional paid-in capital	291,464,000	269,406,000
Treasury stock, at cost; 2,327,181 common shares in 2005 and 2004	(11,507,000)	(11,507,000)
Accumulated deficit	(276,448,000)	(243,480,000)

Total stockholders’ equity	3,942,000	14,765,000

	$38,187,000	$52,242,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Services	$3,467,000	$2,895,000	$9,964,000	$8,168,000
Hardware	17,000	685,000	443,000	1,007,000
Software	—	273,000	109,000	1,042,000

Total revenues	3,484,000	3,853,000	10,516,000	10,217,000
Costs and expenses:
Cost of revenues	3,580,000	4,541,000	10,979,000	11,419,000
Research and development	1,495,000	2,242,000	5,005,000	7,398,000
Selling, general and administrative	6,192,000	7,071,000	20,253,000	22,226,000
Customer deposit forfeiture	—	—	(960,000)	—
Net loss on sale of product lines	4,649,000	—	3,699,000	—
Asset impairment charge	—	675,000	—	675,000

Total costs and expenses	15,916,000	14,529,000	38,976,000	41,718,000

Operating loss	(12,432,000)	(10,676,000)	(28,460,000)	(31,501,000)
Other (expense) income:
Investment and other income	178,000	84,000	464,000	221,000
Interest expense	(2,205,000)	(89,000)	(5,031,000)	(229,000)
Recovery of previously impaired investment	—	—	—	70,000

Total other (expense) income	(2,027,000)	(5,000)	(4,567,000)	62,000

Loss before income taxes	(14,459,000)	(10,681,000)	(33,027,000)	(31,439,000)
Income tax benefit (expense)	(22,000)	(23,000)	59,000	(79,000)

Net loss	$(14,481,000)	$(10,704,000)	$(32,968,000)	$(31,518,000)

Basic and diluted net loss per common share	$(0.40)	$(0.33)	$(0.98)	$(1.01)

Weighted average common shares outstanding	36,499,291	32,028,923	33,744,143	31,308,134

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional			Total
			Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 1, 2005	34,584,406	$346,000	$269,406,000	$(11,507,000)	$(243,480,000)	$14,765,000
Private placement of common stock (Note 12)	6,302,318	63,000	14,546,000	—	—	14,609,000
Issuance of common stock upon exercise of warrants	700,519	7,000	1,348,000	—	—	1,355,000
Issuance of common stock upon exercise of stock options	10,833	—	28,000	—	—	28,000
Common stock issued in lieu of cash compensation	349,615	4,000	1,008,000	—	—	1,012,000
Issuance of common stock for redemption of convertible promissory notes payable	1,093,130	11,000	2,311,000	—	—	2,322,000
Issuance of common stock for payment of interest on convertible promissory notes payable	223,925	2,000	606,000	—	—	608,000
Revaluation of warrants resulting from restructure of convertible promissory notes payable (Note 11)	—	—	(375,000)	—	—	(375,000)
Valuation of beneficial conversion feature resulting from the restructure of convertible promissory notes payable (Note 11)	—	—	2,518,000	—	—	2,518,000
Non-employee stock-based compensation	—	—	96,000	—	—	96,000
Other	—	—	(28,000)	—	—	(28,000)
Net loss	—	—	—	—	(32,968,000)	(32,968,000)

Balance, September 30, 2005	43,264,746	$433,000	$291,464,000	$(11,507,000)	$(276,448,000)	$3,942,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(32,968,000)	$(31,518,000)
Non-cash items in net loss:
Depreciation and amortization	3,246,000	3,605,000
Acquired in-process research and development	—	306,000
Asset impairment charge	—	675,000
Amortization of debt discount, financing costs and other	4,053,000	—
Employee stock compensation expense	—	1,115,000
Common stock issued in lieu of cash compensation	1,012,000	2,445,000
Common stock issued in lieu of cash interest payment	608,000	—
Non-employee stock-based compensation	96,000	30,000
Recovery of investment in Maptuit Corporation	—	(70,000)
Customer deposit forfeiture	(960,000)	—
Loss on sale of product lines	3,699,000	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	339,000	46,000
Other assets	686,000	(361,000)
Accounts payable	(549,000)	978,000
Deferred revenue	2,233,000	1,958,000
Customer deposits received	(8,000)	3,968,000
Accrued and other liabilities	(671,000)	531,000

Net cash used by operating activities	(19,184,000)	(16,292,000)
Investing activities:
Purchases of property and equipment	(1,299,000)	(2,622,000)
Purchases of marketable securities	—	(4,977,000)
Sales and maturities of marketable securities	16,000,000	11,957,000
Purchase of restricted cash investment	(39,000)	(100,000)
Proceeds from sale of product lines	2,809,000	—
Purchase of MyDocOnline	—	(282,000)
Cash received from Maptuit Corporation	—	70,000

Net cash provided by investing activities	17,471,000	4,046,000
Financing activities:
Proceeds from private placement of common stock	15,016,000	—
Payment of expenses relating to private placement of common stock	(333,000)	—
Proceeds from exercise of stock options	28,000	5,379,000
Proceeds from exercise of warrants	1,355,000	15,343,000
Payment of short term note payable	(249,000)	—
Payment of capital lease	(152,000)	—
Proceeds from promissory note payable	—	3,000,000
Other	(28,000)	—

Net cash provided by financing activities	15,637,000	23,722,000

Increase in cash and cash equivalents	13,924,000	11,476,000
Cash and cash equivalents, beginning of period	3,856,000	6,599,000

Cash and cash equivalents, end of period	$17,780,000	$18,075,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or the “Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2004 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
2. Operational Overview and Liquidity
     The Company operates in a single reporting segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two product lines: eSecure and eHealth. eSecure (commonly referred to as secure messaging) is a comprehensive suite of solutions which provide policy-driven email encryption and eHealth provides care delivery solutions for ePrescribing that enable physicians to leverage technology for better patient care at the point of care.
     In 1999, the Company began developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail, a desktop solution for encrypting and securely delivering email, was first commercially introduced in the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM (Virtual Private Messenger) is an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications. ZixAuditor is an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies. ZixPort provides a secure Web-messaging portal. These solutions comprise the current eSecure product line.
     In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the ePrescribing marketplace. ePrescribing is the cornerstone offering in the current eHealth product line.
     In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. On March 11, 2005, the Web Inspector and Message Inspector product lines (“MI/WI”)were sold to CyberGuard Corporation (“CyberGuard”). The inspector products were part of the eSecure product line prior to the sale.
     In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offered, under the service names of Connect™ and Dr. Chart, a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, and laboratory information solutions. In November 2004 the Company announced that it was terminating the Connect service for online doctor visits and in September 2005 the Company sold the Dr. Chart product to MITEM Corporation (“MITEM”). The Dr. Chart and Connect products were part of the eHealth product line prior to the discontinuance and sale.
     Due to the Company’s history of operating spending in excess of customer receipts, liquidity is of special importance. Essential to liquidity is the ability of the Company to become cash flow positive, ideally from operations, but augmented as required by financing or investing activities as required.
     The Company has material contractual obligations of $10,774,000 over the next year and $26,427,000 over the next three years consisting primarily of leases and debt obligations. Of the total one and three year material obligation the Company has the option to pay $8,178,000 and $10,878,000, respectively, with common stock. The Company intends to fully exercise this option to the extent possible. Cash requirements in excess of these commitments represent a level of spending the Company chooses to make in order to satisfy existing customer contracts and to secure new orders and cover various overhead. The spending in excess of contractual commitments is somewhat flexible and dependent on the Company’s current and projected future cash receipts. The Company is engaged in two product lines, eSecure (secure messaging) and eHealth (ePrescribing). The Company has intentionally divested other products lines in favor of these two “Core Products”. The Company believes these products offer the greatest future returns and they represent products where the Company has significant first mover advantage and very competitive offerings. The Company’s liquidity and future cash flows are affected significantly by where these two products are in their life cycle phases.
     For several years the Company’s estimated spending on the eSecure product line exceeded cash receipts. Because eSecure is a service based offering, the fixed costs of the business are substantial but once a customer base is built, the variable costs to support new customers is marginal. Consequently, as that product has matured, the gap between estimated cash spending and cash used has narrowed. In the second quarter 2005, for the first time, the cash receipts for eSecure exceeded Company estimates of cash costs specifically incurred on behalf of the eSecure products. The Company refers to this as “breakeven at an operating level.” The recurring nature of the subscription model makes cash receipts predictable and additional spending to sustain and continue to stay abreast with market demands in eSecure have not been extensive. The Company incurs significant costs that are common across all eHealth and eSecure product lines including operations of the ZixData Center, administrative overhead and research and development; therefore, eSecure and eHealth are not considered separate segments for reporting purposes.
     The eHealth market is significantly earlier in its development phase relative to eSecure and thus the Company has chosen to spend money in excess of the cash receipts to secure a market leading position in an emerging market. The Company continues to closely monitor developments in the eHealth market and will adjust spending in that area commensurate with expected future returns and if appropriate will consider additional funding to augment cash from operations. The extent of cash required to fund the eHealth products to a position where they are cash flow accretive to the Company is primarily a factor of the speed of adoption for that technology in the market. This is measured by the Company based on the number of physicians that adopt and continue to use the product.
     On August 9, 2005, the Company issued and sold $26,288,000 of its common stock in a private placement (see Note 12). Due to rules of the Nasdaq National Market, the Company was only able to issue a portion of the common stock sold in the private placement prior to obtaining shareholder consent. This resulted in $14,609,000 of net proceeds to the Company after transaction costs. An additional $9,644,000 of net proceeds is being held in escrow and is subject to shareholder approval before the Company will have access to the funds. The shareholder vote is scheduled for November 21, 2005.
     In the first nine months of 2005, the Company’s operating activities used net cash of $19,184,000 which equates to a quarterly cash burn rate of approximately of $6,400,000. Excluding cash receipts from customers, the Company expects to have total cash available to fund operations of $29,000,000 over the next twelve months. The cash available consists of $17,800,000 of unrestricted cash on hand at September 30, 2005, $9,600,000 of funds received from the private placement assuming a positive shareholder vote, $500,000 from the final installment of the MI/WI sale to Cyberguard, and $1,100,000 in scheduled releases of restricted cash amounts. This provides sufficient liquidity for the next twelve months assuming a consistent net cash used from operations trend and a positive share holder vote on the funds held in escrow.
     As a result of strategic actions taken, continued growth in the eSecure market, certain other actions that have been initiated in the first nine months of 2005, the private placement (assuming a positive shareholder vote on November 21, 2005 for the Excess Securities) and flexibility in its discretionary spending, the Company believes it has adequate resources and liquidity to sustain operations for the next year and is targeting cash flow improvements to augment its liquidity beyond a year time frame. However, operating in emerging markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. If necessary, the Company could further augment its cash flow position through additional cost reduction measures, sales of assets, additional financings or a combination of these actions. Operationally, the extent and timing of success and potential returns in the eHealth market will ultimately be the most significant operational determinant of liquidity. The extent to which the Company views the eHealth market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses.
     If the shareholder vote is not successfully secured for the private placement funds held in escrow, the earlier issuance of the Firm Securities and related proceeds will not be affected, but the issuance and sale of the Excess Securities to the investors will not occur. Specifically, the Excess Securities will not be issued, the funds relating to the Excess Securities that are currently held in escrow will be returned to the Purchasers plus accrued interest at 7% and the Company will not receive the $9,644,000 in net proceeds from the issuance of the Excess Securities. As the Company’s current liquidity and capital resources are limited, if the share holder vote fails and the Company does not receive the proceeds from escrow, meeting its working capital needs under a continuation of the current business model would prove difficult beyond September 30, 2006 and could significantly harm the Company’s ability to achieve its intended business objectives. The Company could be forced to further augment its cash position through additional cost reduction measures, sales of assets, additional financings or a combination of these actions. There is no assurance that the Company will be able to raise additional capital if and when needed on terms that are as favorable to us. In such case, the Company’s business model might have to be altered.
     If the Company is unable to redeem fully the December 31, 2005 convertible note payment of $5,000,000 (see Note 11) in shares of common stock, the unredeemed portion must be paid to the Investors in cash unless a mutual agreement to an extension or an alternate arrangement is reached. The Company estimates that with current Company stock price and volumes, it could redeem approximately $1,600,000 to $2,000,000 of the $5,000,000 that could be redeemed in stock. This would leave a potential $3,000,000 to $3,400,000 to pay in cash if demanded by the Investors. Even with this potential outcome, the Company believes it has adequate resources and liquidity to sustain operations for the next year.
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
     The Company develops, markets, licenses and supports computer software products and services. The Company’s products can be placed into several key revenue categories where each category has similar revenue recognition traits; Secure Messaging subscription-based services, the PocketScript ePrescribing application, various transaction fees and professional services. A majority of the revenues generated by the Company are through direct sales; however, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product.
     Subscription-based services include the Secure Messaging services of ZixMail, ZixVPM, ZixPort, and ZixAuditor, as well as Dr. Chart (which was sold on September 30, 2005, see Note 6). Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, the customer is often provided an appliance at the beginning of the subscription period with pre-installed software or contractually subscribes to a data center resident service. In a subscription service, the customer typically does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual payments. The subscription period begins on the date specified by the parties when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.
     On September 30, 2005, the Dr. Chart product line was sold to MITEM. This product line was acquired in January 2004 through the acquisition of MyDocOnline, Inc.. For the three and nine-month periods ended September 30, 2005, Dr. Chart product line contributed $135,000 and $330,000 in revenue, respectively. For the same periods in 2004, Dr. Chart product line contributed $98,000 and $374,000 in revenue, respectively (see Note 6).
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
     On March 11, 2005, MI/WI which perform anti-spam, e-mail, and Web filtering were sold to CyberGuard. These product lines were acquired in September 2003 through the acquisition of Elron Software, Inc. For the nine-month period ended September 30, 2005, MI/WI contributed $646,000 in revenue. For the three and nine month periods ended September 30, 2004, the MI/WI contributed $1,039,000 and $3,029,000 in revenue, respectively. The sale of Message Inspector and Web Inspector is discussed further in Note 6.
     The Company has been recognizing revenue on the PocketScript ePrescribing service as a multiple element arrangement with separate units of accounting. VSOE is determined for the undelivered elements, and the residual value is assigned to the hardware device and is recognized upon installation of the device at an end-user location. Installation is determined by physical delivery of a functioning product. The fair values of the undelivered elements relate to ongoing services and are recognized ratably over the period of the service. The Company establishes VSOE for the service elements based upon contract renewal rates or fair market values if the element is commonly sold by others. Where the Company determines that VSOE cannot be supported, the Company recognizes revenue for all elements in the arrangement ratably over the contractual service period.
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
     For the three and nine months ended September 30, 2005, Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 13%, or $465,000 and 18%, or $1,850,000 of total revenues, respectively. For the same periods in 2004, Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 23%, or $883,000 and 13%, or $1,287,000 of total revenues, respectively. No other single customer accounted for 10% or more of the Company’s total revenues for the three and nine months ended September 30, 2005 and 2004.
4. Stock-based Employee Compensation
     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company uses the intrinsic value method to account for stock-based compensation plans under the provisions of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.
     Had the Company’s stock-based compensation costs been accounted for under the fair value method of SFAS 123, the net loss and loss per common share would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net loss, as reported	$(14,481,000)	$(10,704,000)	$(32,968,000)	$(31,518,000)
Add employee stock based compensation expense recorded under the intrinsic value method	—	40,000	—	1,115,000
Deduct pro forma stock based compensation expense computed under the fair value method	(1,383,000)	(2,160,000)	(4,745,000)	(7,126,000)

Pro forma net loss	$(15,864,000)	$(12,824,000)	$(37,713,000)	$(37,529,000)

Basic and diluted net loss per common share:
As reported	$(0.40)	$(0.33)	$(0.98)	$(1.01)

Pro forma	$(0.43)	$(0.40)	$(1.12)	$(1.20)

5. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and noncash activities:

	Nine Months Ended September, 30
	2005	2004
Cash paid for interest	$307,000	$—

Cash paid for income tax	$321,000	$148,000

Noncash investing and financing activities:
Assets acquired on capital lease	$160,000	$—

Note receivable relating to the sale of Message Inspector and Web Inspector product lines (Note 6)	$1,434,000	$—

Stock redemption of convertible promissory notes payable (Note 11)	$2,322,000	$—

Revaluation of warrants resulting from restructure of convertible promissory notes payable (Note 11)	$(375,000)	$—

Valuation of beneficial conversion feature resulting from the restructure of convertible promissory notes payable (Note 11)	$2,518,000	$—

Insurance premiums financed by short-term note payable	$84,000	$—

Accrued expenses relating to private placement of common stock	$(74,000)	$—

Common stock issued for purchase of MyDocOnline (Note 6)	$—	$9,037,000

Issuance of warrants in connection with promissory notes payable	$—	$1,475,000

6. Business Sales and Acquisitions
Acquisition of MyDocOnline, Inc. and sale of Dr. Chart, a product of MyDocOnline
     On January 30, 2004, the Company acquired substantially all of the operating assets and the business and assumed certain liabilities of MyDocOnline, a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA pursuant to an asset purchase agreement. The consideration for the net assets acquired was $9,319,000 and included 583,411 shares of the Company’s common stock. Subsequent to the acquisition of MyDocOnline, Aventis was acquired by another company and their name has changed to Sanofi-Aventis. The cost of the acquisition of MyDocOnline was allocated as follows:

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
     On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM. As consideration, the Company received $150,000 in cash paid immediately after closing, a promissory note with an original principal amount of $550,000 (subject to certain adjustments) payable by mid-August 2007, and a warrant exercisable for 400,000 shares of MITEM common stock. Additionally, subject to the conditions and limitations provided in the Asset Purchase Agreement, MITEM assumed all Dr. Chart customer contracts and obligations upon close of the sale, including net deferred revenues of approximately $739,000. The promissory note was adjusted to a principal amount of $540,000 pursuant to the terms of the sales agreement. In addition, the actual proceeds from the note receivable from MITEM will vary as a result of early payment discounts depending on when MITEM elects to pay the note. If the note is fully paid before December 31, 2005, MITEM will be required to pay $390,000 under the note; if the note is fully paid before March 30, 2006, MITEM will be required to pay $440,000 under the note. Otherwise, the note principal is due in six equal quarterly payments beginning May 15, 2006. The note bears interest at a rate of 10% per annum.
     The promissory note issued by MITEM is fully reserved and no value has been assigned to the warrants received. Therefore, gains could be recorded in future periods as the collectability of the note receivable is reassessed.

     As an additional condition of the agreement, ZixCorp is to provide on-going hosting services for the existing Dr. Chart customers for a period of three months after the sale to provide MITEM with enough time to effectively transfer services to their own network. The estimated cost that the Company will incur to provide these services has been accrued in determining the loss relating to the sale.
     The following summarizes the carrying amount of assets and liabilities that were sold to or assumed by MITEM upon the close of the transaction, the allocation of the goodwill to the Dr. Chart product, and resulting loss from the sale:

Net assets sold (liabilities transferred):
Accounts receivable, net	$34,000
Equipment, net	37,000
Intangibles, net	575,000
Deferred revenue	(739,000)

Net	(93,000)
Goodwill	4,797,000
Net proceeds:
Cash receivable	150,000
Note receivable, net	—
Service obligation	(30,000)
Transaction fees	(150,000)

Net proceeds	(30,000)

Loss on sale of product line	$(4,734,000)

     For the three and nine-month periods ended September 30, 2005, Dr. Chart product line contributed $135,000 and $330,000 in revenue, respectively. For the same periods in 2004, Dr. Chart product line contributed $98,000 and $374,000 in revenue, respectively. Dr. Chart did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, its results of operations are included in income from operations in the condensed consolidated statements of operations.
Sale of Web Inspector and Message Inspector Product Lines
     On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines (“MI/WI”) to CyberGuard for $3,244,000 net of transactions fees of $317,000, consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments of $500,000 on June 15, September 15 and December 15, 2005 with no stated interest rate. The note receivable was recorded at its present value of $1,435,000 using an imputed interest rate of 9%. This is estimated to approximate the rate which would have resulted if an independent borrower and an independent lender had negotiated a similar transaction under comparable terms and conditions. The resulting discount will be amortized into interest income over the term of the note. The note payments due on June and September 15 have been received by the Company.
     Effective July 1, 2005, the Company and CyberGuard agreed to transfer additional MI/WI customers to CyberGuard and the corresponding deferred revenue. This transfer resulted in an additional $94,000 of deferred revenue being assumed by CyberGuard. A condition of the agreement is that Zix must forward any cash received relating to MI/WI sales from the transferred customers after March 11, 2005. The net impact of the reduction of deferred revenue and accrual of amounts owed to CyberGuard was recorded as an additional gain of $85,000 on the overall sale of the MI/WI product line.
     The following summarizes the carrying amount of assets and liabilities that were sold to or assumed by CyberGuard upon the close of the transaction, the allocation of the goodwill associated with the portion of the eSecure reporting unit being sold, and the resulting gain from the sale:

Net assets sold (liabilities transferred):
Equipment, net	$15,000
Prepaid expenses	165,000
Intangibles, net	1,499,000
Initial deferred revenue	(1,546,000)
Subsequent additional transfer of deferred revenue, net	(85,000)

Net	48,000
Goodwill	2,161,000
Net proceeds:
Cash	2,126,000
Note receivable, net	1,435,000
Transaction fees	(317,000)

Net proceeds	3,244,000

Gain on sale of product lines	$1,035,000

     For the nine-months ended September 30, 2005, MI/WI product lines contributed $646,000 in revenue. For the three and nine months ended September 30, 2004, the MI/WI product lines contributed $1,039,000 and $3,029,000 in revenue, respectively. MI/WI did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, their results of operations are included in income from operations in the condensed consolidated statements of operations. The sale did not include the accounts receivable related to the sale of MI/WI products which totaled approximately $2,000, net of allowance for doubtful accounts as of September 30, 2005.
7. Restricted Cash and Marketable Securities
     Restricted cash of $10,413,000 at September 30, 2005 relates primarily to a debt covenant on the convertible promissory notes payable requiring the Company to maintain a minimum of $10,000,000 on deposit through December 31, 2005. After this date the restricted cash will be reduced to $9,000,000 when the December 31, 2005 payment of $5,000,000 is made. The restricted cash will be further reduced to $5,000,000 for the remaining term of the notes when the November 2, 2006 payment of $5,000,000 is made (see Note 11).
     As of September 30, 2005, the Company held no marketable securities. At December 31, 2004, marketable securities were recorded at fair value and consisted of asset-backed securities that had certain 28-day interest rate reset features.
8. Accounts Receivable

	September 30,	December 31,
	2005	2004
Gross accounts receivable	$2,849,000	$3,732,000
Allowance for returns and doubtful accounts	(106,000)	(74,000)
Unpaid portion of deferred revenue	(2,418,000)	(3,097,000)

Accounts receivable, net	$325,000	$561,000

     Gross accounts receivable as of September 30, 2005 consists of $2,690,000 of trade accounts receivable, $150,000 receivable relating to the cash consideration portion of the MyDocOnline sale (see Note 6) and $9,000 of other accounts receivable.
     The above “Unpaid portion of deferred revenue” is a reduction for future customer service or maintenance obligations which are unpaid as of the respective balance sheet dates. Deferred revenue in current and long-term liabilities represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.
9. Intangible Assets and Goodwill
     At September 30, 2005, the Company’s intangible assets, all of which are subject to amortization, were comprised of the following, which resulted from the third quarter 2003 acquisition of PocketScript and the first quarter 2004 acquisition of MyDocOnline:

	September 30, 2005			December 31, 2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed technology	$2,034,000	$1,296,000	$738,000	$3,541,000	$1,347,000	$2,194,000
Customer contract and relationships	—	—	—	1,994,000	596,000	1,398,000
Trademarks and trade names	—	—	—	432,000	192,000	240,000

Total intangible assets	$2,034,000	$1,296,000	$738,000	$5,967,000	$2,135,000	$3,832,000

     During the quarter ended March 31, 2005, the Company evaluated the estimated useful lives of the intangible assets relating to MyDocOnline acquisition. As a result, the estimated lives for developed technology and customer relationships were reduced to 3 years from 5 years and 4 years, respectively. This change in estimate is being accounted for prospectively beginning January 1, 2005. The weighted average useful life for developed technology is 3 years as of September 30, 2005. Amortization expense relating to intangible assets totaled $288,000 and $1,020,000 for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, the amortization expense relating to intangible assets totaled $470,000 and $1,359,000, respectively.

     Changes in the intangible assets for the nine months ended September 30, 2005 were as follows:

		Accumulated
	Cost	Amortization
Beginning balance at January 1, 2005	$5,967,000	$2,135,000
Amortization of intangibles	—	1,020,000
Sale of intangibles to CyberGuard	(2,711,000)	(1,212,000)
Sale of intangibles to MITEM	(1,222,000)	(647,000)

Ending balance at September 30, 2005	$2,034,000	$1,296,000

     The expected future intangible amortization expense is as follows:

Three months ended December 31, 2005	$180,000
2006	535,000
2007	23,000

Total	$738,000

     At December 31, 2004 and September 30, 2005, the Company had recorded goodwill (not subject to amortization) totaling $9,119,000 and $2,161,000, respectively. Goodwill of $2,161,000 was included in the carrying value of assets sold to CyberGuard in the sale of the Message Inspector and Web Inspector product lines (see Note 6). Goodwill of $4,797,000 was included in the carrying value of assets sold to MITEM in the sale of the MyDocOnline product line (see Note 6). The remaining goodwill of $2,161,000 at September 30, 2005 was recorded with the acquisition of Elron Software in the third quarter 2003 and is assigned to the eSecure reporting unit. The Company evaluates its goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There have been no impairment indicators to the remaining carrying amount of goodwill in the third quarter 2005.
10. Customer Deposit
     A Master Services Agreement was entered into with Sanofi-Aventis for $4,000,000 on January 30, 2004, the same date as the MyDocOnline acquisition, for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Sanofi-Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
     Since the Company’s services to be provided to Sanofi-Aventis were not yet fully defined, the $4,000,000 payment was recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Sanofi-Aventis by the dates outlined above, the deposit will be forfeited on an annual basis and ZixCorp will recognize the forfeiture as a reduction of operating expenses. The Company is required to return to Sanofi-Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local, or foreign law, in the event the Company files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of September 30, 2005, the Company has provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement which was recognized as revenue in 2004.
     The Company and Sanofi-Aventis agreed to extend the January 30, 2005 deadline for consuming the $960,000 remaining balance of the initial $1,000,000 to April 11, 2005. The $960,000 was not consumed by Sanofi-Aventis by April 11, 2005, and the Company advised Sanofi-Aventis that the unused $960,000 was forfeited to the Company and was recognized as a customer deposit forfeiture in the quarter ended June 30, 2005. The Company believes that the forfeiture of the deposit is most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. The effect on the remaining deposit is unknown at this time. As of September 30, 2005, $3,000,000 of the total agreement was recorded as a customer deposit.

11. Notes Payable
     Total notes payable at September 30, 2005 are as follows:

				December 31,	Additional		Additional Debt	September 30,
	Stated	Effective		2004	Discount from	Discount /	Incurred	2005
	Interest	Interest		Net Book	Debt	Premium	(Payments	Net Book
	Rate	Rate	Term	Value	Amendments	Amortization	Made)	Value
Convertible promissory notes payable	6.4%	30.3%	2007	$17,195,000	$(2,143,000)	$3,190,000	$(2,322,000)	$15,920,000

Promissory note payable	4.5%	11.0%	2007	1,840,000	—	285,000	—	2,125,000

Short-term promissory notes	5.1%	5.1%	2005	193,000	—	—	84,000 (249,000)	28,000

Total notes payable				$19,228,000	$(2,143,000)	$3,475,000	$(2,487,000)	$18,073,000

Convertible Promissory Notes Payable
     On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (together with Omicron, the “Investors”), in which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 a share, all of which were outstanding at September 30, 2005. The warrants are immediately exercisable and expire November 2, 2009.
     On April 13, 2005, the Company entered into amendments with each investor to restructure the original purchase agreements signed on November 2, 2004. In connection with the restructuring of the notes, an Amended and Restated Convertible Note and an Amended and Restated Common Stock Purchase Warrant and an Amended and Restated Registration Rights Agreement were entered into with each of the Investors. Below is a summary of the significant terms of the amended notes as of September 30, 2005.
•	The principal is payable in four installments of $5,000,000 on October 31 and December 31, 2005 (collectivity, the “2005 Payments”), November 2, 2006 and 2007.

•	The 2005 Payments will be redeemed at 105% of principal and can be redeemed in stock, in whole at any time or in part from time-to-time on or before the revised payment dates. The redemption value of the stock is based on the daily VWAP of the common stock less a 10% discount for 15 trading days preceding the date of stock redemption. The amount of stock redeemed during any 15 day redemption period is limited to 20% of the volume of the Company’s stock traded in the public market. The Company may declare more than one stock redemption before the October 31 and December 31, 2005 payment dates as long as the stock redemptions are at least 20 trading days apart. Any portion of the 2005 payments which are not or cannot be redeemed in stock must be paid in cash at 105% of principle.

•	If the Company pays all or a portion of the 2005 payments in cash, the Company must issue immediately exercisable warrants to the Investors equaling 70% of the common stock that would be issued to the Investors to retire that portion of the principal paid in cash at $6.00 per share (or lower exercise price if anti-dilution provisions are triggered). The exercise price of these warrants, if issued, would be $6.00 (or lower exercise price if anti-dilution provisions are triggered) and the warrants will expire equally on an annual basis beginning on November 2, 2006 and ending on November 2, 2008. These warrants would thereafter be subject to potential weighted average downward re-pricing triggered by future equity issuance by the Company at a price lower than $6.00 per share. In the third quarter 2005 the exercise price was lowered to $5.59 due to the private placement of common stock (see Note 12).

•	The 2006 and 2007 payments may be paid in stock if the Company’s common stock closes above $6.00 per share for 15 of 20 days before the payment date.

•	The Company has the right to prepay the 2006 and 2007 payments at any time at 105% of the outstanding principal amount of the notes, plus accrued interest. In addition, the Company must issue immediately exercisable warrants to the Investors equaling 70% of the common stock that would be issued to the Investors to retire the principal and interest assuming the notes and interest were converted to the Company’s common stock. The exercise price of these warrants, if issued, would be $6.00 a share.

•	The warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 per share, were amended, such that the exercise price for a pro-rata portion of the warrants is reduced to the price of the Company’s common stock as and when the convertible notes are redeemed in stock, if the redemption value per share of common stock is lower than $6.00 per share.

•	The notes’ stated interest rate is the six-month LIBOR plus 300 basis points and is reset every six months (this rate was reset on April 29, 2005 to 6.41%).

•	At the Company’s option, interest on the notes is payable quarterly in cash or common stock valued at a 10% discount to the volume weighted average price (VWAP) for the Company’s common stock for a specified number of trading days preceding the interest payment date.

•	The Investors may convert the notes into the Company’s common stock at $6.00 a share at any time. However, the Company has the right to force the conversion of the notes at $6.00 if the Company’s common stock closes above $11.00 per share for 15 of 20 days before the annual payment date and if the following conditions are met:
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

3.	110% of the sum of the number of common stock shares to be issued to a particular holder on the scheduled principal payment date, plus the number of common stock shares previously issued to that holder, plus the number of common stock shares then issuable upon conversion of the note held by that holder or exercise of the warrants held by that holder is less than the portion of a maximum share amount allocated to such holder (initially 3,407,801 shares for each original note holder).
•	The notes have weighted average anti-dilution provisions that would cause an adjustment to the conversion price and the number of shares issuable under the notes upon the occurrence of issuances of equity securities or convertible equity securities at prices below the then-effective conversion price or other specified dilutive events such as stock splits, stock dividends, recapitalizations, certain repurchases by the Company of its shares, and certain dividends and distributions made by the Company.

•	The Investors have the right to require the Company to repurchase the notes in cash upon the occurrence of specified “repurchase events,” such as a change in control or events of default while the notes are outstanding. Additionally, the notes contain restrictive covenants, including covenants that prohibit the Company from incurring certain indebtedness, establishing certain liens on the Company’s assets or issuing any variable priced securities.

•	The Company was required to place certain proceeds from the notes into a restricted collateral account. The amount of restricted cash collateral required to be maintained in this account is 50% of the aggregate principal amount outstanding (initially $10,000,000). The Company is required to maintain an overall cash balance of $10,000,000 (restricted and non-restricted) through December 31, 2005 at which time the required cash balance will be reduced $9,000,000 at the time the December 31, 2005 payment is made. The required cash balance will further decrease to $5,000,000 in November 2006 through the notes maturity when the November 2, 2006 payment is made.

•	Under the terms of the Amendment Transaction Documents, the maximum number of shares of common stock that the Company may issue to the Investors under the terms of the Amendment Transaction Documents is subject to the limitation arising as a result of certain rules of the Nasdaq National Market applicable to the Company. Because of this limitation, the Company may not, without the approval of its shareholders, issue more than 19.99% (approximately 6.2 million shares as of the effective date of the amendments) of the Company’s common stock outstanding, measured as of the date of the Original Purchase Agreements in connection with:
•	the 2005 Redemptions;

•	any other payment or redemption of the principal amount of the convertible notes;

•	the possible conversion by the Investors of the convertible notes at $6.00 per share;

•	the possible exercise by the Investors of the warrants; and

•	the payment of interest on the convertible notes.
•	If the approximate 6.2 million shares of common stock is not enough to enable the Company to complete the 2005 Payments, or if the Company is unable to complete the 2005 Payments for any other reason (e.g., insufficient trading volume), then the Company would be required to (i) redeem for cash the principal balance of the convertible notes that could not be redeemed in the 2005 Payments and (ii) if the Investors so elect after January 1, 2006, redeem for cash the remaining $10,000,000 principal balance of the convertible notes. Further, if the number of shares is sufficient to complete the 2005 Payments, but at any time after January 1, 2006 there are not enough shares left of the approximately 6.2 million shares to permit the Investors to convert the remaining outstanding principal amount of the convertible notes to common stock at $6.00 per share (subject to adjustment as provided in the convertible notes) and exercise the warrants, then, if the Investors so elect, the Company would be required to redeem in cash any remaining principal balance of the convertible notes for which there are not sufficient shares available to convert to common stock at $6.00 per share (subject to adjustment). In each such case, the convertible notes would be redeemed at 105% of principal and the Company would be required to issue a warrant exercisable for 70% of the number of shares into which the redeemed convertible note would have been convertible in the absence of the share limitation. Any reductions of the principal amounts outstanding as a result of the cash redemptions described above would also reduce the cash balances the Company is required to maintain under the covenants described above, such that the cash balances would not exceed the principal amounts outstanding under the convertible notes.
     Third quarter 2005 adjustment to the stock conversion price and warrant exercise price — The convertible promissory notes payable have certain anti-dilution clauses that adjust the debt conversion and warrant pricing if the Company issues common stock below $6.00 per share. In the third quarter of 2005, the Company raised net funding of $24,253,000 through a private placement of common stock, of which $9,644,000 is being held in escrow pending a shareholder approval (see Note 12). As a result of this action, the number of warrants granted under the convertible promissory notes increased from 1,000,000 to 1,073,346 and the exercise price of those warrants decreased from $6.00 per share to $5.59 per share. The conversion price of the debt was also adjusted from $6.00 per share to $5.59 per share. If the shareholders approve the issuance of the “Excess Securities” in the private placement the number of warrants issued to the investors holding the convertible promissory notes would increase to approximately 1,125,000 and the warrant exercise price and debt conversion price would decrease to $5.34 per share except for those warrants that are or will be repriced in connection with the further redemption of the convertible promissory notes as discussed immediately below.
     Third quarter redemptions of the convertible promissory notes payable — In the quarter ended September 30, 2005, the Company redeemed $2,322,000 of the outstanding principal balance on the convertible promissory notes payable with 1,093,130 shares of common stock. Of the total redemptions $2,211,000 was applied against the original $20,000,000 convertible promissory notes and the remaining $111,000 of redemptions was applied against the 5% early payment premium. Per the terms of the notes, a pro rata share of the warrants equal to the pro rata share of the original debt redeemed with stock are to be re-priced to the average price of the stock that was used to redeem the notes. Based on this term, approximately 11% (118,672 warrants) of the total 1,073,346 relating to the convertible promissory notes were re-priced to $2.15 per share.
     Accounting treatment of the amended convertible promissory notes payable — The amended convertible promissory notes payable as of April 13, 2005 were valued by an independent third party. The third party assessed the value of the 1,000,000 initial warrants issued with the notes at $2,225,000 using a binomial model calculation. The calculation assumed that the exercise price ranged from $3.76 — $6.00 depending on the reset of the exercise price that occurs upon principal redemptions in stock. It also assumed a redemption level of $15.00 per share, a risk-free rate of 3.98%, volatility of 100% and the average remaining life of 4.5 years.
     The Company accounted for the notes and related warrants using the provisions of EITF Abstract No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock and Accounting Principles Board (“APB”) No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Under the provisions of EITF 00-19 the notes should be recorded as a liability as they do not meet the requirements of being accounted for as equity. Under the provisions of APB 14, the proceeds received from the notes should be allocated between the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at time the notes were amended, the discount and related additional paid-in capital were reduced in 2005 by $375,000 bringing the total discount recorded as of April 13, 2005 to $2,086,000. This balance is being amortized to interest expense using the effective interest method over the term of the notes.

     The amended notes also contain a “beneficial conversion feature” resulting from the stock redemption being valued at the VWAP less 10%. Per EITF Abstract No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Features and EITF Abstract No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the beneficial conversion feature is valued using the intrinsic value method based on the net book value of the amended notes after all discounts are taken into effect. Using this approach, the intrinsic value of the beneficial conversion feature was calculated to be $2,518,000. This amount was allocated to the discount against the notes and additional paid-in capital in 2005. This balance is being amortized to interest expense using the effective interest method through December 31, 2005, the date of the last payment to which the beneficial conversion feature is applicable.
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
     After all discounts, stated interest, payment premiums and financing costs are taken into account, the effective yield on the amended convertible notes payable is 30.3%. The total interest expense relating to the convertible promissory notes payable is $2,098,000 and $4,715,000 for the three and nine-month periods ended September 30, 2005, respectively, and includes the stated interest expense, discount amortization, premium accretion and deferred financing cost amortization. There was no interest expense relating to the convertible promissory notes payable recorded in the same periods for 2004.
Promissory Note Payable
     Concurrent with the MyDocOnline acquisition on January 30, 2004, Sanofi-Aventis, SA loaned the Company $3,000,000 due March 15, 2007, with a stated interest rate of 4.5%. The loan is evidenced by a promissory note and secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement. Interest on the note is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Sanofi-Aventis’ discretion and after the $4,000,000 customer deposit from Sanofi-Aventis under the Master Services Agreement has been consumed (see Note 10), the principal portion of the note may be paid in the form of additional services provided to Sanofi-Aventis by the Company pursuant to the terms of such services agreement. Should Sanofi-Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
     Concurrent with the issuance of the note payable to Sanofi-Aventis, the Company issued warrants to purchase 145,853 shares of its common stock all of which were outstanding at September 30, 2005. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model (“BSOPM”) and the following assumptions: contractual life of three years, risk-free interest rate of 5%, volatility of 100% and no dividends payable during the contractual term. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company.
Short-term Note Payable
     In December 2004, ZixCorp issued an 11-month note payable to Cananwill, Inc. (“Cananwill”) to finance the Company’s 2005 commercial insurance policies. In January 2005, the Cananwill note was increased by an additional $84,000 to $277,000 to finance the Company’s technology errors and omissions liability insurance coverage. The note matured and was fully paid in October 2005.

12. Private Placement of Common Stock
     On August 9, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) to issue and sell an aggregate of 10,503,862 units consisting of (i) one share of common stock of the Company, par value $0.01 per share (the “Common Stock”), and (ii) a related warrant to purchase one-third of one share of Common Stock. The units were sold for a purchase price of $2.50 per unit, except in the case of units purchased by officers and directors of the Company, which were sold at a purchase price of $2.99 per unit. Total potential proceeds from the private placement, including the escrowed funds described below, was $26,288,000 before transaction costs of $2,035,000. Of the total potential net proceeds from the private placement, only $14,609,000 was immediately available to the Company. Additional net proceeds of approximately $9,644,000 require approval from shareholders as described below. The Company intends to use the net proceeds for working capital and general corporate purposes, including funding the Company’s business plan.
     The officers and directors of the Company purchased 56,862 shares for $170,000 of the $26,288,000 total proceeds and received 18,764 warrants.
     All warrants included in the private placement have a five-year term and will be exercisable at any time following the six-month anniversary of the closing of the Purchase Agreement. The exercise price of the warrants is $3.04 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. No warrants were exercised as of September 30, 2005.
     The maximum number of shares of Common Stock that the Company may issue to the Purchasers under the terms of the Purchase Agreement is subject to limitation arising as a result of marketplace rules of the Nasdaq National Market applicable to the Company. Because of this limitation, the Company may not, without the approval of its shareholders, issue more than 19.99% of the Company’s Common Stock outstanding, measured as of the date of the Purchase Agreement. Due to this limitation, the Company issued only an aggregate of 6,302,318 shares of Common Stock and related warrants to purchase 2,079,767 shares of Common Stock to the Purchasers at the closing of the Purchase Agreement for an aggregate purchase price of $15,773,000 ($14,609,000 after transaction fees).
     The remaining $9,644,000 (net, of $871,000 of transaction fees) of proceeds from the private placement of common stack are being held in escrow at September 30, 2005. These net proceeds relate to the remaining 4,201,544 shares of Common Stock and related warrants to purchase up to 1,386,507 shares of Common Stock (together, the “Excess Securities”) which will be issued to the Purchasers under the Purchase Agreement if approved by the Company’s shareholders. While held in escrow, the escrowed funds will accrue interest, payable by the Company, at a rate of 7.0% per annum. Under the terms of the Purchase Agreement, the Company has agreed to seek, and use its best efforts to obtain, the approval of its shareholders to issue the Excess Securities to the Purchasers no later than November 22, 2005. The shareholder vote on the issuance on the Excess Securities is scheduled for November 21, 2005. If the Company’s shareholders do not approve such sale and issuance, the escrowed funds will be returned to the Purchasers. Under the terms of the Purchase Agreement and the Escrow Agreement, the Company will be obligated to pay the required interest amount to the Purchasers whether or not shareholder approval is obtained. The funds held in escrow are not recorded in the Company’s balance sheet at September 30, 2005.
13. Earnings Per Share and Potential Dilution
     The amounts presented for basic and diluted net loss per common share in the accompanying statements of operations have been computed by dividing the net losses applicable to common stock by the weighted average number of common shares outstanding. Basic and diluted earnings per share are equal in amount because the assumed exercise of common stock equivalents would be anti-dilutive due to a net loss being reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Stock options	8,136,794	6,523,792	8,087,683	5,901,444
Warrants issued in relation to debt and equity arrangements	3,918,502	2,406,552	3,810,345	2,743,418
Shares issuable for conversion of convertible promissory notes payable (see Note 11)	3,441,422	—	3,369,759	—

Total antidilutive securities excluded from earnings per share calculation	15,496,718	8,930,344	15,267,787	8,644,862

     On April 13, 2005, the Company and the Investors entered into agreements that restructured the convertible promissory notes payable (see Note 11). The amendments permit the Company to make certain principle reductions using Company stock valued at 90% of the VWAP of the stock. The Company intends to fully redeem the 2005 Payments with its common stock. If on October 28 the Company repaid the September 30, 2005 balance of the 2005 Payments ($8,178,000) with stock, the number of shares issued would be 4,926,506 based on a VWAP of $1.84. These were not included in the above table as the actual amount of shares, if any, required to meet the principal payment obligations is not known at this time. However, if issued, these shares would be redeemed for payment on approximately 40% of the $20,000,000 outstanding notes and would reduce the “Shares issuable for conversion of convertible promissory notes payable” noted in the table above by approximately 1,376,577 and 1,347,904, respectively, for the three and nine month periods ended September 30, 2005.
     The promissory notes held by Sanofi-Aventis (see Note 11) can be repaid in stock or cash equal to 90% of the face amount at maturity. If the Company chooses to pay the note with common stock the obligation would be satisfied at the then-current stock price. If the Company were to repay the note at October 28, 2005 with stock, the number of shares issued would have been 1,578,948 to satisfy the minimum liability of $2,700,000. These were not included in the table above as the amount of shares is variable based on the stock price of the Company and the amount of the outstanding note.
     As part of the private placement of common stock (see Note 12) the Company issued to the Purchasers 3,466,274 warrants to purchase common stock. The warrants issued in the private placement have a five-year term and will be exercisable at any time following the six-month anniversary of the closing of the Purchase Agreement. The exercise price of the warrants is $3.04 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments.
14. Contingencies
     Beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas against us and certain of the Company’s current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of ZixCorp’s common stock between October 30, 2003 and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during this time period.
     Also, two purported shareholder derivative lawsuits have been filed against us and certain of the Company’s current and former officers and directors. The shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name ZixCorp as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as ZixCorp’s outside directors. The suits seek to require ZixCorp to initiate legal action for unspecified damages against the individual defendants named in the purported shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling and misappropriation of information and seek contribution and indemnification against the individual defendants. One of the derivative lawsuits was filed in September 2004 (pending in the U.S. District Court for the Northern District of Texas) and one was filed in October 2005 (pending in Dallas County Court at Law No. 2, Dallas County, Texas).
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
     Under the terms of the Company’s software license agreements with its customers, the Company typically agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees against any loss, expense, or liability from any damages that may be awarded against its customer. The Company typically includes this infringement indemnification in all of its software license agreements and selected managed service arrangements. In the event the customer cannot use the software or service due to infringement and the Company cannot obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes then the Company’s agreements generally provide that the Company may terminate the license and provide the customer a pro-rata refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened infringement actions that are probable losses. The Company believes the estimated fair value of these intellectual property indemnification clauses is minimal.
     The Company has severance agreements with certain employees that would require the Company to pay approximately $1,875,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     The Company is involved in other legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of these pending legal proceedings will not have a material adverse effect on the Company’s condensed consolidated financial statements.
15. Related Party Transactions
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
16. Subsequent Events
     Subsequent to September 30, 2005, the Company completed an additional redemption on the convertible promissory notes payable of $1,737,000 using 948,834 shares of common stock. Of the total redemptions $1,629,000 was applied against the original $20,000,000 convertible promissory notes, $82,000 was applied against the 5% early payment premium and the remaining $26,000 was applied against outstanding interest. Per the terms of the notes, a pro rata share of the warrants equal to the pro rata share of the original debt redeemed with stock are to be re-priced to the average price of the stock that was used to redeem the notes. Based on this term, approximately 8% (approximately 87,442 warrants) of the total 1,073,346 relating to the convertible promissory notes were re-priced to $1.82 per share.
     The Company was not able to redeem $1,159,000 of the original $5,000,000 October 31, 2005 payment in stock before October 31, 2005. However, the Company and the Investors have agreed that the remaining $1,159,000 is to be redeemed in the near term, and the Company anticipates being able to effect the redemption in common stock of the remaining principal that was originally due on October 31, 2005 by approximately November 30, 2005. As discussed in Note 11, the number of shares that the Company may actually redeem during any specified redemption period is limited by the trading volume and price of the Company’s common stock during the redemption period.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     The Company operates in a single reporting segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two product lines: eSecure and eHealth. eSecure is a comprehensive suite of solutions which provide policy-driven email encryption. eSecure had previously included the Message Inspector and Web Inspector products, which were sold to CyberGuard Corporation (“CyberGuard”) in March 2005. The primary product in eSecure is Secure Messaging. eHealth provides care delivery solutions for ePrescribing that enable physicians to leverage technology for better patient care at the point of delivery. eHealth had previously included the Dr. Chart lab results delivery product, which was sold to MITEM Corporation (“MITEM”) in September 2005. The primary product in eHealth is ePrescribing.

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
     In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development-stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the ePrescribing marketplace, which is expected to grow significantly as more physicians leverage technology in delivering care. This expansion is paired with the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the safety of written prescriptions declines. In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions. In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (“MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offered a variety of Internet-based healthcare services and is a provider of secure Web-based communications, disease management, online doctor visits, and laboratory information solutions. On November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition. On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard (see Note 6 to the condensed consolidated financial statements). On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM (see Note 6 to the condensed consolidated financial statements).
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
     Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early-stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses in prior years, the use of cash resources continues at a substantial level and the Company anticipates further operating losses in 2005. The Company will continue to place a strong emphasis on actions to become cash flow breakeven as it balances the need for investments in emerging markets. This emphasis might entail near term cost reductions that may come in the form of continued workforce reductions, decreased investments in certain areas of the business, business divestitures (sales or shut down), or geographic consolidation. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company
Critical Accounting Policies and Estimates
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
     The Company’s long-lived assets subject to amortization are comprised of identified intangibles and property and equipment aggregating $4,886,000 or 13% of total assets at September 30, 2005. The intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the value has been diminished or impaired. The amount of a potential impairment is determined by comparing the carrying amount of an asset to the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated. During the first quarter of 2005, the Company evaluated the estimated useful lives of the intangible assets relating to MyDocOnline acquisition and the lives for developed technology and customer relationships were reduced to 3 years from 5 years and 4 years, respectively. This change in estimate is accounted for prospectively beginning January 1, 2005.
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
     Goodwill, totaling $2,161,000 or 6% of total assets at September 30, 2005, represents the cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software, net of the portion of goodwill associated with the net assets sold to CyberGuard. The Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit, market values of comparable businesses where available or the Company’s market capitalization based on outstanding stock values. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. The sale of the Message Inspector and Web Inspector products in the first quarter of 2005, which were a significant part of the Elron acquisition, caused the Company to evaluate the goodwill associated with the sale of net assets representing a portion of the eSecure reporting unit. As a result, the Company reduced goodwill in the first quarter of 2005 by $2,161,000 as part of the carrying value of the net assets related to that transaction. This represented 50% of the acquired goodwill from the Elron acquisition. The sale of the Dr. Chart product caused the Company to evaluate the goodwill associated with the purchase of MyDocOnline, of which Dr. Chart was a significant portion. As a result, the Company included in the carrying amount of assets sold in the Dr. Chart sale, the entire goodwill balance of $4,797,000 associated with the acquisition of MyDocOnline, Inc. See Note 6 to the condensed consolidated financial statements for additional discussion of these transactions.
     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.
Deferred Tax Assets
     These balances are considered critical because of the relative size of the deferred tax assets and related valuations, and the potential expiration of tax assets if profitability is not obtained within a specified period. As required by SFAS No. 109, Accounting for Income Taxes, the Company recognizes deferred tax assets on its condensed consolidated balance sheet if it is “more likely than not” that the subject net operating loss carry-forwards and unused tax credits will be realized on future federal income tax returns. At September 30, 2005, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of approximately $103,856,000, reflecting the Company’s historical losses and the uncertainty of future taxable income.
     If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. The Company’s net operating loss carry-forwards and tax credits have various expiration dates in 2007 through 2024.
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
     The Company develops, markets, licenses and supports computer software products and services. The Company’s products can be placed into several key revenue categories where each category has similar revenue recognition traits; Communications Protection subscription-based services, the PocketScript ePrescribing application, various transaction fees and professional services. A majority of the revenues generated by the Company are through direct sales; however, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue will be recognized until the customer accepts the product.
     Subscription-based services include the Secure Messaging services of ZixMail, ZixVPM, ZixPort, and ZixAuditor, as well as certain products acquired from MyDocOnline (which were sold on September 30, 2005, see Note 6 to the condensed consolidated financial statements). Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. The customer is often provided an appliance at the beginning of the subscription period with pre-installed software or contractually subscribes to a data center resident service. In a subscription service, the customer typically does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual payments. The subscription period begins on the date specified by the parties when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.
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
     On March 11, 2005, the Web Inspector and Message Inspector product lines which perform anti-spam, e-mail, and Web filtering were sold to CyberGuard. These product lines were acquired in September 2003 when the Company purchased Elron Software, Inc. For the nine-month period ended September 30, 2005, MI/WI product lines contributed $646,000 in revenue. For the three and nine month periods ended September 30, 2004, the MI/WI product lines contributed $1,039,000 and $3,029,000 in revenue, respectively. The sale of Message Inspector and Web Inspector is discussed further in Note 6 to the condensed consolidated financial statements.
     On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM. This product was acquired in January 2004 when the Company purchased MyDocOnline, Inc. For the three and nine-month periods ended September 30, 2005, the Dr. Chart contributed $135,000 and $330,000 in revenue, respectively. For the same periods in 2004 Dr. Chart contributed $98,000 and $374,000 in revenue, respectively. The sale of Dr. Chart is discussed further in Note 6 to the condensed consolidated financial statements.
     The Company has been recognizing revenue on the PocketScript ePrescribing service as a multiple element arrangement with separate units of accounting. VSOE is determined for the undelivered elements, and the residual value is assigned to the hardware device and is recognized upon installation of the device at an end-user location. Installation is determined by physical delivery of a functioning product. The fair values of the undelivered elements relate to ongoing services and are recognized ratably over the period of the service. The Company establishes VSOE for the service elements based upon contract renewal rates or fair market values if the element is commonly sold by others. Where the Company determines that VSOE cannot be supported, the Company recognizes revenue for all elements in the arrangement ratably over the contractual service period.
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
Third Quarter 2005 Summary of Operations
     In the third quarter 2005, the Company experienced the following significant items:
•    On September 30, 2005, the Company sold the Dr. Chart product line to MITEM for up to $700,000 in cash and note receivable, contingent upon certain terms which allow MITEM early payment discounts on the note and the Company has been relieved of the obligations of servicing all Dr. Chart contracts and correspondingly, the Company will forego future revenues and associated costs for this product line beginning in the fourth quarter 2005. See Note 6 to the condensed and consolidated financial statements.
•    Net loss for the third quarter 2005 of $14.5 million included a $4.6 million loss from the sale of Dr. Chart. The loss of the sale of Dr. Chart included a $4.8 million write off of goodwill from the MyDocOnline acquisition. The third quarter 2004 net loss of $10.7 million includes a non recurring charge for asset impairment of $0.7 million. The net loss without non recurring charges was $9.8 million for the third quarter 2005 versus $10.0 million for the third quarter 2004.
•    Net Revenue for the third quarter 2005 is $3.5 million and revenue from the nine months ending September 30, 2005 is $10.5 million.
•    With the sale of Dr Chart in the third quarter of 2005 and the sale of MI/WI in the first quarter of 2005, ZixCorp achieved its goal of narrowing its focus to the two core products of secure email and ePrescribing. Revenue for the first nine months of 2005 for these two remaining core services was $9.5 million, which is a 40 percent increase compared to the same period in 2004.
•    The Company completed a private placement of its common stock in which the Company immediately received $14.6 million of net proceeds. Additional proceeds of $9.6 million were placed in escrow subject to shareholder approval and are not reflected in the September 30, 2005 condensed consolidated financial statements.
•    Restricted and unrestricted cash, cash equivalents and marketable securities increased by $10.1 million from June 30, 2005 to September 30, 2005. The ending balance on September 30, 2005 in total restricted and unrestricted cash, cash equivalents and marketable securities was $28.2 million. $10.4 million of this balance is restricted in some form leaving $17.8 million as the unrestricted balance.
•    The Company signed two new PocketScript ePrescribing sponsorship agreements:
1.	Independence Blue Cross for 250 deployments.

2.	Aetna Life Insurance Company for 1,000 deployments.
•    Recently, the eRx Collaborative agreed to sponsor the deployment of 250 additional prescribers in Massachusetts, bringing their 2005 total for new sponsored physicians to 850.
•    The Company had Secure email total order bookings of $3.3 million for the third quarter and year to date bookings of $13.6 million compared with $3.3 million and $8.1 million for the same periods in 2004. Year to date this represents a

      68% increase. The $3.3 million was a decline versus the prior quarter.
•    On November 4, 2005, ZixCorp announced that it had completed the redemption of $3.8 million principal amount of its convertible notes payable to Omicron Master Trust and Amulet Limited by issuing ZixCorp common stock. The Company and the investors have agreed that the remaining $1.2 million due October 31, 2005, is to be extended and redeemed in the near term.
Results of Operations
Revenues
     The Company’s revenues decreased 10% during third quarter of 2005 relative to the third quarter of 2004. The quarter-on-quarter decrease resulted from both the sale of the Message Inspector and Web Inspector product lines (“MI/WI”) in the first quarter of 2005 and a reduction in ePrescribing revenues, both of which were partially offset by increases from growth in the secure e-messaging market, primarily influenced by HIPAA requirements in the healthcare industry and new orders in the finance industry.
     The Company’s revenues increased 3% for the first nine months of 2005 relative to the first nine months of 2004. The increase stems from growth in the secure e-messaging market and the 2003 ePrescribing acquisition, but offset by a decrease from the sale of MI/WI. The Company’s future revenue growth is primarily influenced by continued increases in the secure messaging market, both in the healthcare industry and expanding into new industries as well as a broader market adoption of the ePrescribing technology.
     The following table sets forth a quarterly and nine-month period comparison of the key components of the Company’s revenues by product type:

			3-monthVariance				9-monthVariance
	Three Months Ended September 30,		2005 vs. 2004		Nine Months Ended September 30,		2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Services	$3,467,000	$2,895,000	$572,000	20%	$9,964,000	$8,168,000	$1,796,000	22%
Hardware	17,000	685,000	(668,000)	(98%)	443,000	1,007,000	(564,000)	(56%)
Software	—	273,000	(273,000)	(100%)	109,000	1,042,000	(933,000)	(90%)

Total revenues	$3,484,000	$3,853,000	$(369,000)	(10%)	$10,516,000	$10,217,000	$299,000	3%

     As previously noted in the “Summary” above, the Company operates in a single reporting segment with two product lines. Below is a summary of revenue by product line:

			3-monthVariance				9-monthVariance
	Three Months Ended September 30,		2005 vs. 2004		Nine Months Ended September 30,		2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
eSecure	$2,687,000	$2,805,000	$(118,000)	(4%)	$7,811,000	$8,377,000	$(566,000)	(7%)
eHealth	797,000	1,048,000	(251,000)	(24%)	2,705,000	1,840,000	865,000	47%

Total revenues	$3,484,000	$3,853,000	$(369,000)	(10%)	$10,516,000	$10,217,000	$299,000	3%

     The Company’s revenues decreased from $3,853,000 for the three months ended September 30, 2004 to $3,484,000 for the corresponding period in 2005. This decrease of $369,000, or 10%, was primarily from decreases of $1,039,000 in quarter-on-quarter revenue resulting from the sale of MI/WI and a $288,000, or 30% decrease in PocketScript revenues, partially offset by increases in the Secure Messaging revenue (service subscription fees) of $921,000, or 52%, and an increase in revenues for Dr. Chart of $37,000. The revenue from Secure Messaging products increased from new customer subscriptions that were activated throughout 2004 and the first nine months of 2005 and low attrition rates in the existing customer base. As a subscription service, the revenue naturally increases in a predictable fashion as long as new customers sign up for the service and attrition of existing customers remains low. The PocketScript revenues for hardware decreased $670,000. Under certain ePrescribing contracts that were signed before 2005, the hardware component of the arrangement is immediately recognized as revenue on installation and a portion of the fee is recognized ratably over the service period under the residual method. While overall deployments under all PocketScript contracts were relatively flat for the last three quarters, installations under pre-2005 contracts in the third quarter of 2005 were lower than those in the third quarter of 2004. The majority of new deployments are under new contracts which require amortization of all elements. This resulted in more revenue being spread over the service term and less revenue recognized upon installation. This decrease was partially offset by an increase in related services revenue (or amortized service fees) totaling $382,000 as the number of base service customers increased throughout 2004 and the first nine months of 2005. This revenue trend resulting from a change in the contract mix should continue in the short term and cause decreases in ePrescribing hardware-related revenue but should be offset and surpassed over time with the more linear revenue recognition treatment under the new contracts assuming continued new deployments and renewals.

     The Company’s revenues increased from $10,217,000 for the nine months ended September 30, 2004 to $10,516,000 for the corresponding period in 2005. This increase of $299,000, or 3%, was from increases in the Secure Messaging revenue (service subscription fees) of $1,817,000, or 34%, and an increase in revenues from PocketScript of $909,000, or 62%, partially offset by decreases of $2,383,000 in revenue caused by the sale of MI/WI and $44,000 decrease in Dr. Chart revenues. The revenue from Secure Messaging products increased from new customer subscriptions and low attrition rates in the existing customer base. With regards to PocketScript, services revenues (or amortized subscription fees) increased $1,473,000 as the number of base subscription customers has increased throughout 2004 and the first nine months of 2005, partially offset by recent decreases in hardware-related revenue for reasons described above.
     A Master Services Agreement was entered into with Aventis for $4,000,000 on January 30, 2004, the same date as the MyDocOnline acquisition, for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services are to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
     Since the Company’s services to be provided to Aventis were not yet fully defined, the $4,000,000 payment was recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Aventis by the dates outlined above, the deposit will be forfeited and ZixCorp will recognize the deposit as a reduction of operating expenses. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company, in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local, or foreign law, in the event the Company files for bankruptcy, or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of September 30, 2005, the Company had provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement.
     Subsequent to the MyDocOnline acquisition, Aventis merged with Sanofi and the rights under this agreement were transferred to the new company, Sanofi-Aventis. The Company and Sanofi-Aventis agreed to extend the January 30, 2005 deadline for consuming the $960,000 remaining balance of the initial $1,000,000 to April 11, 2005. The $960,000 was not consumed by Sanofi-Aventis by April 11, 2005, and the Company advised Sanofi-Aventis that the unused $960,000 was forfeited to the Company and is recognized as a customer deposit forfeiture in the condensed consolidated statements of operations for the nine months ended September 30, 2005.
     On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard for a gain of $950,000. Deferred revenue was assumed by CyberGuard as part of the purchase agreement, which reduced the backlog by $1,546,000 (see Note 6 to the condensed consolidated financial statements). The revenues from those products ceased on the date of sale and therefore, there are no expected revenues and additions to the backlog in the future. These product lines contributed revenues of $646,000 in the first nine months of 2005 and $3,029,000 in the same period of 2004.
     On September 30, 2005, the Dr. Chart product, which was acquired in the MyDocOnline, Inc. acquisition, was sold to MITEM. Deferred revenue was assumed by MITEM as part of the purchase agreement, which reduced the backlog by $1,473,000 of which $739,000 had been recorded as deferred revenue and the remaining $734,000 had not yet been billed. As MITEM has assumed all service obligations, the revenues from this products ceased on the date of sale and therefore, there are no expected revenues and additions to the backlog in the future. This product contributed revenues of $330,000 in the first nine months of 2005 and $374,000 in the same period of 2004.
     The revenues from MI/WI and Dr. Chart product line ceased on the date of their respective sales and the various expenses related to those product lines ceased or significantly declined on the date of their respective sales as well. Comparisons on a pro-forma basis excluding the product lines sold are shown below. The comparison below is appropriate as it allows readers to understand the historical revenue trends for the Company’s remaining products that will be sold going forward.

			3-monthVariance				9-monthVariance
	Three Months Ended September 30,		2005 vs. 2004		Nine Months Ended September 30,		2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Total revenue as reported	$3,484,000	$3,853,000	$(369,000)	(10%)	$10,516,000	$10,217,000	$299,000	3%
Less: Revenue from MI/WI	—	(1,039,000)	1,039,000	(100%)	(646,000)	(3,029,000)	2,383,000	(79%)
Less: Revenue from Dr. Chart	(135,000)	(98,000)	(37,000)	38%	(330,000)	(374,000)	44,000	(12%)

Revenue excluding product lines sold	$3,349,000	$2,716,000	$633,000	23%	$9,540,000	$6,814,000	$2,726,000	40%

     Management follows several general metrics to measure business performance and the results of these metrics can have an effect on management’s estimate of future revenue. These metrics include: order input, backlog, renewal rate (customer retention) of secure e-messaging service contracts, observations of the mix of single-year versus multi-year service contracts for secure e-messaging and deployments to physicians of the ePrescribing products.
     The Company’s end-user order backlog as of September 30, 2005, is approximately $24,768,000 which is a 2% increase over the June 30, 2005 balances after adjusting for the sale of Dr. Chart. The backlog is comprised of the following elements: $3,000,000 from the original $4,000,000 customer deposit from Sanofi-Aventis for future services (described above), $7,953,000 of deferred revenue that has been billed and paid, $2,418,000 billed but unpaid, and approximately $11,397,000 of unbilled contracts. The Company’s end-user order backlog is comprised of contractually bound agreements. The Company expects to fully amortize into revenue $21,768,000 of the backlog. The remaining $3,000,000 represents the customer deposit with Sanofi-Aventis and the outcome concerning that deposit is unknown.
     The renewal rate for secure e-messaging customers was in excess of 95% throughout the first nine months of 2005, which is consistent with 2004 renewal rates. In addition, the Company continues to see an increase in the number of customers who subscribe to use the Company’s secure messaging service for a three-year term versus a one year term. The Company expects this preference for a longer contract term to continue for the rest of 2005, as the Company has priced its services in a manner that encourages longer term contractual commitments from customers.
     The primary driver of demand for the Company’s ePrescribing devices and services in 2004 was insurance payors purchasing the devices and related services from the Company for physicians in a sponsorship arrangement, whereby the payor sponsors certain physicians to receive the device and services from the Company. During 2004, the Company deployed its PocketScript ePrescribing service to approximately 2,500 physicians under two such initiatives. The larger of the two was the eRx Collaborative initiative (a collaborative effort between Tufts Health Plan and Blue Cross Blue Shield Massachusetts, and Neighborhood Health Plan). In the first nine months of 2005, Blue Cross Blue Shield Massachusetts verified that ZixCorp had met various contractual requirements, which led to the release of a contingency on 300 additional units and the eRx Collaborative placed an order for an additional 550 units to be deployed in 2005. Additionally, the Collaborative renewed all physicians deployed in 2004 to cover their service through the end of 2005. Recently they agreed to further renew the service for these physicians expiring at the end of 2005 as long as the user was actively using the service. Utilization levels of the e-Prescribing service is increasingly becoming more relevant to the Company with new contract structures and a customer focus on fees that are tied to usage of the service. The Company is investing greater sales effort and post deployment attention to maximizing utilization in order to maximize future revenue potential. The Company believes that the sponsorship model is currently the prevalent market demand model. While the Company has additional deployments to conduct under existing sponsorship agreements, continued growth in this area will require additional payor sponsors or a change in the market demand model.
Cost of Revenues
     The Company’s costs of revenues decreased 21% for the quarter ended September 30, 2005, and decreased 4% for the nine-month period ended September 30, 2005, when compared to the respective, comparable periods in 2004. The respective changes relate to a 10% decrease and a 3% increase in revenues for the comparable periods. The changes in 2005 versus 2004 reflect the timing of three basic events occurring during these comparable periods:
1.	A decrease in costs due to the sale of MI/WI in the first quarter of 2005 (see Note 6 to the condensed consolidated financial statements).

2.	A decrease in costs resulting from the termination of the Connect service for online doctor visits (see Note 6 to the condensed consolidated financial statements).

3.	Increase in costs relating to PocketScript services for investments required to remain in the ePrescribing market.
     A substantial amount of the Company’s cost of revenues is not directly variable to revenues. These costs represent the base cost required to provide the various service offerings such as the data center and the customer support function. The Company believes it has the capacity to grow revenues further, assuming market demand, while maintaining a growth in costs of revenue less than the revenue growth rate. The trend in secure messaging has been the ability to grow revenues without increasing, or only marginally increasing, the costs of revenues as more efficient methods of product delivery and service have been implemented. While this trend is expected to continue, it is not expected to continue to the extent it has in the past. Eventually, additional efficiencies become more difficult to achieve and the costs of revenues could rise more in line to increases in revenue. ePrescribing costs of revenues have risen significantly in the last year as the Company builds the required base of resources to provide and service these products. ePrescribing cost of revenues has a sizable fixed component but also has a variable component associated with the cost of devices, physician recruiting, installation and training. Additional increases in ePrescribing revenue, should demand occur, is expected to result in a corresponding increase in the related costs of revenues.
     The following table sets forth a quarterly and nine-month period comparison of the Company’s cost of revenues:

			3-monthVariance				9-monthVariance
	Three Months Ended September 30,		2005 vs. 2004		Nine Months Ended September 30,		2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Total cost of revenues	$3,580,000	$4,541,000	$(961,000)	(21%)	$10,979 ,000	$11,419,000	$(440,000)	(4%)
     Cost of revenues decreased on a quarterly basis by $961,000 primarily due to a reduction in personnel costs of $465,000 and non-personnel costs of $496,000, principally consisting of $339,000 for software content-filtering fees and royalties, $85,000 for reduced travel expenses and $84,000 for amortization costs for intangible assets, all resulting primarily from the sale of MI/WI and the discontinuance of the Connect service, partially offset by a $85,000 increase in depreciation and amortization of property and equipment resulting from the procurement of certain data center equipment.
     Cost of revenues decreased on a nine-month period basis by $440,000 primarily due to non-personnel cost reductions totaling $749,000, partially offset by an increase in personnel costs totaling $309,000. The significant activities supporting the decrease in non-personnel costs consists of $209,000 for outside consultants, $373,000 for software content-filtering fees and royalties and $149,000 for amortization costs for intangible assets, all resulting from the sale of MI/WI and the discontinuance of the Connect service, a $130,000 reduction in occupancy costs, partially offset by $106,000 for increased travel expenses and $80,000 for deployment-related costs for the ePrescribing hand-held devices and ePrescribing systems. The increase in personnel additions was necessary to expand and maintain the Company’s deployment and client services capabilities to support the order growth of the Company’s ePrescribing products and services.
     A significant portion of the Company’s cost of revenues relates to the cost of operating and maintaining the ZixData Center which is currently not fully utilized. Accordingly, costs associated with the data center and other fixed assets are expected to grow at a slower pace than revenue. Cost of revenues also includes the activities of field deployment, professional services and customer service and support. The Company has two product lines, eSecure and eHealth. The two product lines have both distinct and extensive shared costs of revenues. Management estimates and makes assumptions regarding these shared costs to calculate an estimated cost of revenues per product line. The total costs of revenues for the three month period ending September 30, 2005 was $3,580,000. This is estimated to be comprised of $1,354,000 for eSecure and $2,245,000 for eHealth. The total costs of revenues for the nine month period ending September 30, 2005 was $10,979,000. This is estimated to be comprised of $4,357,000 for eSecure and $6,641,000 for eHealth. For comparative purposes, the revenues for the same nine month period ended September 30, 2005 for eSecure was $7,811,000 and $2,705,000 for eHealth. The results of these estimates show that eSecure has revenue in excess of the estimated costs of revenue and eHealth has not achieved a revenue level to exceed its costs of revenue. Additional revenue in the eSecure product line requires only modest increases in the costs of revenues. The extent that the cost of revenue for the eHealth product line is variable with revenue is dependant on the structure of future ePrescribing arrangement, and is not yet known.
Research and Development
     Research and development expenses decreased 33% for the quarter ended September 30, 2005, and 32% for the nine-month period ended September 30, 2005, when compared to the respective periods in 2004. The decreases were the result of higher spending in 2004 related to newly acquired products from business acquisitions. Since the acquisitions, these costs have been significantly reduced by merging various initiatives into the core research and development spending and thus the overall costs have decreased. Additionally, spending has been reduced from the cancellation of the Connect product and the selling of Message Inspector and Web Inspector products in the first quarter of 2005.

     The following table sets forth a quarterly and nine-month period comparison of the Company’s research and development expenses:

			3-monthVariance				9-monthVariance
	Three Months Ended September 30,		2005 vs. 2004		Nine Months Ended September 30,		2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Total research and development expenses	$1,495,000	$2,242,000	$(747,000)	(33%)	$5,005,000	$7,398,000	$(2,393,000)	(32%)
     The $747,000 decrease for the quarter ended September 30, 2005, consists of $414,000 primarily relating to headcount reductions due to the sale of MI/WI and the discontinuance of the Connect product and non-personnel costs totaling $333,000 and consisting primarily of reduced consulting fees relating to the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition and subsequently terminated in late 2004.
     The $2,393,000 decrease for the nine-month period ended September 30, 2005, consists primarily of $1,125,000 for headcount reductions due to the sale of MI/WI and the discontinuance of the Connect product, $58,000 for reduced employee recruiting fees and non-personnel costs totaling $1,210,000 consisting primarily of $872,000 for reduced consulting fees primarily relating to MyDocOnline products and $306,000 for the one-time charge of allocated in-process research and development expense associated with the 2004 acquisition of MyDocOnline.
Selling, General and Administrative
     Selling, general and administration expenses decreased 12% for the quarter ended September 30, 2005, and 9% for the nine-month period ended September 30, 2005, when compared to the same periods in 2004. The general trend is a reduction in expenses as the Company consolidates various marketing initiatives from acquired companies into a centrally managed initiative and as the Company focuses on its two core markets. These reductions have been offset with increases in marketing and sales costs for the ePrescribing products and increases in the costs of being a publicly held company. While the publicly traded company costs increased in 2004 in order to comply with Sarbanes-Oxley requirements, they are not expected to significantly abate in 2005 as continued compliance remains expensive.
     The following table sets forth a quarterly and nine-month period comparison of the Company’s selling, general and administrative expenses:

			3-monthVariance				9-monthVariance
	Three Months Ended September 30,		2005 vs. 2004		Nine Months Ended September 30,		2005 vs. 2004
	2005	2004	$	%	2005	2004	$	%
Total selling, general and administrative expenses	$6,192,000	$7,071,000	$(879,000)	(12%)	$20,253,000	$22,226,000	$(1,973,000)	(9%)
     The $879,000 decrease for the quarter ended September 30, 2005, consists of $529,000 decrease in personnel costs and a $350,000 decrease in non-personnel costs. The decrease in personnel costs consisted primarily of salaries of $485,000, reduced employee severance costs between periods of $303,000, and reduced costs for employee benefits of $94,000 and recruiting fees of 85,000, partially offset by increases in sales commissions and bonuses of $438,000. The decrease in non-personnel costs consisted primarily of a $266,000 one-time, non-cash insurance-related payment made in 2004, $120,000 in reduced travel expenses, $100,000 for amortization costs of intangible assets primarily associated with the sale of MI/WI in the first quarter of 2005 and $84,000 in reduced consulting fees. These decreased expenses were partially offset by $132,000 for increased legal and accounting related consulting and professional services and occupancy costs of $69,000.
     The $1,973,000 decrease for the nine-month period consists primarily of $2,383,000 in personnel costs partially offset by an increase in non-personnel costs of $410,000. The decrease in personnel costs consisted principally of salaries of $487,000, reduced employee severance costs between periods of $1,589,000, reduced costs of employee benefits of $308,000 and employee recruiting fees of $170,000, partially offset by increases in sales commissions and bonuses of $175,000. The increase in non-personnel costs consisted primarily of $945,000 for increased legal and accounting related consulting and professional services, $307,000 relating to various property and sales tax accruals, and $245,000 for increased advertising and marketing programs. These increases in non-personnel costs were partially offset by $636,000 in reduced travel expenses, $266,000 for a one-time, non-cash insurance-related payment made in 2004, and $192,000 for amortization costs of intangible assets primarily associated with the sale of MI/WI in the first quarter of 2005.
Customer Deposit Forfeiture
     The $960,000 reduction of operating expenses recorded in the nine months ended September 30, 2005, represents the forfeiture by Sanofi-Aventis of a customer deposit in accordance with a Master Services Agreement, which was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 6 to the condensed consolidated financial statements) for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services are to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
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
Gain / Loss on Sale of Product Lines
     On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines to CyberGuard Corporation. The total sales price was $3,626,000 consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments in 2005. The net gain recognized on the sale was $1,035,000 (see Note 6 to the condensed consolidated financial statements).
     On September 30, 2005, the Company sold its Dr. Chart product line to MITEM. The total sales price was $700,000 consisting of $150,000 in cash and a note receivable in the original principle amount of $550,000 which was subject to adjustments at closing. This note is fully reserved due to the Company’s determination that collection is not assured given MITEM’s financial position, its early stages of its product development and the extended payment terms of the note. The net loss recognized on the sale was $4,734,000 (see Note 6 to the condensed consolidated financial statements).
     The net impact of both of these transactions is a net loss totaling $3,699,000 for the nine months ended September 30, 2005.
Investment and Other Income
     Investment income increased to $178,000 and $464,000 for the three and nine-month periods ended September 30, 2005 from $84,000 and $221,000 for the corresponding periods in 2004 primarily due to an increase in interest rates, partially offset by a decrease in invested cash and marketable securities.
Interest Expense
     Interest expense for the three and nine-month periods ended September 30, 2005 was $2,205,000 and $5,031,000, respectively. Interest expense for the same periods in 2004 was $89,000 and $229,000, respectively.
     Interest expense for the nine months ended September 30, 2005 consists of the following:

	Stated			Financing	Total
	Interest	Discount	Premium	Cost	Interest
	on Notes	Amortization	Accretion	Amortization	Expense
Convertible promissory notes payable	$890,000	$2,804,000	$386,000	$635,000	$4,715,000
Promissory note payable	—	285,000	—	—	285,000
Short-term promissory notes	6,000	—	—	—	6,000
Capital Leases	25,000	—	—	—	25,000

Total interest expense	$921,000	$3,089,000	$386,000	$635,000	$5,031,000

     As more fully explained in Note 11 to the condensed consolidated financial statements, the convertible promissory notes payable have a stated interest rate that is reset every six months to the six-month LIBOR rate plus 300 basis points. This rate was reset on April 29, 2005 to 6.41%. A portion of the face value of the notes was allocated to discount on notes payable to account for the valuation of warrants issued with the notes and an embedded beneficial conversion feature. This discount is being amortized into interest expense and totaled $2,804,000 for the nine months ended September 30, 2005. The $10,000,000 principal redemptions in 2005 include a 5% premium ($500,000) which is being accreted into interest expense in 2005 through December 31, 2005.
     The Company incurred $1,092,000 of financing costs relating to the issuance of the $20,000,000 of convertible promissory notes payable in November 2004. These costs were deferred and are being amortized into interest expense over the term of the notes.

     Of the total $5,031,000 of interest expense incurred during the nine months ended September 30, 2005, $31,000 was paid or is payable in cash, $890,000 was paid or will likely be paid in stock and the remaining $4,110,000 is amortization of discount, amortization of financing costs and accretion of premium, all of which are non-cash items.
     The 2004 interest is solely from the promissory note issued in connection with the acquisition of MyDocOnline in January 2004 (see Note 11 to the condensed consolidated financial statements). This note bears interest at an annual rate of 4.5% and is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. As of September 30, 2005, Sanofi-Aventis has requested no services in-lieu of interest and the Company believes that it is not probable that Sanofi-Aventis will request such services. In addition, the potential costs of delivering any unspecified services cannot be estimated. Therefore, no interest expense or liabilities have been recorded in relation to the stated interest rate on the note.
Recovery of Previously Impaired Investment
     In February 2004, the Company exchanged one million shares of previously impaired Maptuit stock for $70,000 in cash resulting in a gain of this amount.
Income Taxes
     For the three-month period ended September 30, 2005, the Company recorded tax expense of $22,000 and for the nine-month period a tax benefit of $59,000. In 2005, the reported income taxes relate to the operations of the Company’s Canadian subsidiary. The tax benefit resulted from the retroactive change to certain inter-company transactional documents that had the effect of lowering the originally accrued 2004 Canadian tax liability. For the three and nine-month periods ended September 30, 2004, the Company recorded a tax expense of $23,000 and $79,000, respectively. The expense related to the operations of the Company’s Canadian subsidiary. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income.
     Currently, the Company’s net operating loss carryforwards do not have limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code. However, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carryforwards against any future taxable income.
Net Loss
     As a result of the foregoing, the Company’s net loss for the three and nine-month periods ended September 30, 2005 were $14,481,000 and $32,968,000, respectively. The net loss for the same periods in 2004 were $10,704,000 and $31,518,000, respectively.
     The following table summarizes the significant and non recurring components of the net loss for each fiscal quarter in 2005. The comparison below is appropriate as it allows readers to understand the historical net loss trends for the Company’s remaining products that will be sold going forward.

			Three months
	Three months	Three months	ended
	ended March	ended June 30,	September 30,
	31, 2005	2005	2005
Net Loss	$(9,572,000)	$(8,915,000)	$(14,481,000)
Significant and Non-recurring Items:
Gain on sale of MI/WI	(950,000)	—	(85,000)
Customer deposit forfeiture	—	(960,000)	—
Loss on sale of Dr. Chart	—	—	4,734,000

Net loss excluding significant and non-recurring items	$(10,522,000)	$(9,875,000)	$(9,832,000)

Liquidity and Capital Resources
Overview
     Net cash used by operating activities in the first nine months of 2005 were $19,184,000, therefore liquidity is of special importance. Essential to liquidity is the ability of the Company to become cash flow positive, ideally from operations, but augmented as required by financing or investing activities.
     The Company has material contractual obligations of $10,774,000 over the next year and $26,427,000 over the next three years primarily consisting of leases and debt obligations. Of the total one and three year material obligation the Company has the option to pay $8,178,000 and $10,878,000, respectively, with common stock. The Company intends to fully exercise this option to the extent possible. Cash requirements in excess of these commitments represents a level of spending the Company chooses to make in order to satisfy existing customer contracts and to secure new orders and cover various overhead. The spending in excess of contractual commitments is somewhat flexible and dependent on the Company’s current and projected future cash receipts. The Company is engaged in two product lines, eSecure (secure messaging) and eHealth (ePrescribing). The Company has intentionally divested other products lines in favor of these two “Core Products”. The Company believes these products offer the greatest future returns. With these two Core Products, understanding liquidity and future cash flows requires understanding where these two products are in their life cycle phases and the Company’s strategy to achieve cash flow breakeven.
The Company’s strategy for achieving cash flow breakeven has been and remains:
1)	Divest non-core products and continue to focus on the Secure Messaging and ePrescribing businesses.

2)	Continue adding new subscriptions and retain the existing customer base in the more mature Secure Messaging product line.

3)	Fund the growth in the early market stage ePrescribing business to the extent that it reaches sufficient levels of physician deployments to make it cash flow accretive.
     As of September 30, 2005, the Company has achieved its goal to have focused its offering on the two core markets. In March 2005, the Web Inspector and Message Inspector product lines, were sold to CyberGuard and in September 2005, the Dr. Chart product was sold to MITEM.
     For several years the spending in the Company’s eSecure product line exceeded cash receipts. Because eSecure is a service based offering, the fixed costs of the business are substantial but once a customer base is built, the variable costs to support new customers is marginal. Consequently, as that product has matured, the gap between cash spending and cash used has narrowed. In the second quarter 2005 for the first time, the cash receipts for eSecure exceeded Company estimates of cash costs specifically incurred on behalf of the eSecure products. The Company refers to this as “breakeven at an operating level.” The recurring nature of the subscription model makes cash receipts predictable and additional spending to sustain and continue to stay abreast with market demands in eSecure have not been extensive. In the third quarter 2005, the Company experienced cash receipts in the eSecure products essentially equal to estimated cash expenditures in the same quarter. In the upcoming fourth quarter 2005 the company expects a one quarter return to cash receipts being less then estimated cash spending for eSecure and then the Company expects a return to cash receipts in excess of spending in early 2006 and in total for all of 2006. The projection that eSecure will cover its costs and contribute positive cash flow towards the Company’s overhead in 2006 is a key factor in the Company’s strategy to achieve cash flow breakeven for the entire company.
     The eHealth market is significantly earlier in its development phase relative to eSecure and thus the Company has chosen to spend money in excess of the cash receipts to stake out a market leading position in an emerging market. The Company continues to closely monitor developments in the eHealth market and will adjust spending in that area commensurate with expected future returns and if appropriate will consider additional funding to augment cash from operations. The extent of cash required to fund the eHealth products to a position where they are cash flow accretive to the Company is primarily a factor of the speed of adoption for that technology in the market. This is measured by the Company based on the number of physicians that adopt and continue to use the product. The ePrescribing product has been operating with negative a cash flow and that status is expected to continue in the near term as new contracts require upfront expenditures and subscription and utilization fees to follow from those contracts are earned subsequently.
Sources and Uses of Cash Summary
     Ending Cash and Cash Equivalents on September 30, 2005 was $17,780,000 versus $7,673,000 on June 30, 2005. These balances exclude restricted cash of $10,413,000 on September 30, 2005 and $10,412,000 on June 30, 2005. Restricted cash is not available for operations because of restrictions placed on that cash, primarily from debt covenants and collateral accounts used to secure debt. However, some portion of it may be used to repay debt from time to time.

     In the three months ending September 30, 2005, the net cash used by operating activities was $6,011,000. In the first three months of 2005, it was $7,386,000 and in the three month period ending June 30, 2005, it was $5,787,000. The decline in the last two fiscal quarters relative to the first fiscal quarter is the result of both reductions in spending and increases in cash receipts. Overall the trend has been improvements in the net cash used from operations from the Secure Messaging business and increased cash usage for the ePrescribing business. The trend towards continued cash flow improvement in the Secure Messaging business is expected to continue after an expected seasonal decline in the three months ending December 31, 2005. Regarding the ePrescribing business, the forward trend is less certain and largely dependent on the Company signing new sponsorship agreements.
     The following table shows various sources and uses of cash for the nine months ended September 30, 2005 and 2004.

	Nine	Nine
	Months	Months	Variance for
	Ended	Ended	the nine
	September	September	month
	30, 2005	30, 2004	periods
Operating Cash Receipts	$13,807,000	$12,235,000	$1,572,000
Customer Deposit Received	(8,000)	3,968,000	(3,976,000)
Operating Cash Spending	(32,983,000)	(32,495,000)	(488,000)

Net Cash Used by Operating Activities	(19,184,000)	(16,292,000)	(2,892,000)
Net Cash Used by Investing Activities	17,471,000	4,046,000	13,425,000
Net Cash Used by Financing Activities	15,637,000	23,722,000	(8,085,000)

Change in Cash and Cash Equivalents	$13,924,000	$11,476,000	$2,448,000

Ending Cash and Cash Equivalents	$17,780,000	$18,085,000	$(305,000)

     Net cash used for operating activities was $19,184,000 for the nine months ended September 30, 2005 compared to $16,292,000 for nine months ended September 30, 2004. The increase in cash used for operating activities, year on year, totaled $2,892,000. This increased cash used is primarily from four factors. Increased cash receipts of $1,572,000 year on year, offset by a decrease of $3,976,000 year on year in customer deposits (2004 customer deposit of $3,968,000 from Aventis, see note 10 to the Condensed and Consolidated Financial Statements), a $2,548,000 decline in the use of the Company’s common stock in lieu of cash compensation (for bonuses and sales commissions) and employee stock compensation expense for severance in 2004 and a net $1,536,000 decrease in the operating spending which is primarily from divesting the Inspector product lines in March 2005. The remaining $524,000 is net from various other items.
      Cash receipts for the nine month period ending September 30, 2005, was $13,807,000 compared to $12,235,000 from the same period in the preceding year. These amounts include cash collections from MI/WI (sold in the first quarter 2005) of $959,000 and $3,560,000 in the nine months ended September 30, 2005 and 2004, respectively. Cash collections from Dr. Chart (sold in the third quarter 2005) include cash receipts of $777,000 and $439,000 for the nine months ended September 30, 2005 and 2004. Cash receipts from Secure Messaging, ePrescribing and other sources were $12,071,000 and $8,236,000 for the nine months ended September 30, 2005 and 2004, representing a 47% increase year over year. The increase in Secure Messaging is a function of the recurring nature of a subscription business with a growing customer base.
     The Company expects cash receipts for Secure Messaging to decline slightly in the next fiscal quarter (ending December 31, 2005) and then return to and exceed current quarterly levels in early 2006 and onwards. Quarter-on-quarter cash receipts for Secure Messaging can be skewed quarter to quarter by large annually scheduled renewals. Traditionally, the second quarter, which contains the Company’s four largest annual renewals is the yearly highpoint in cash receipts while the third and fourth quarters have traditionally been lower compared to the second quarter. Cash receipt increases year on year for Secure Messaging are therefore, more relevant and dependant on securing new customers for the service, renewals of existing customers and collecting future years contractual billings from multiyear contracts throughout the year. In the nine month period ended September 30, 2005, new customer additions have exceeded the nine month period ended September 30, 2004 by over 50%, and both the renewals of contracts that expired and collection of contractual out year billings for future years have consistently been in the 95-97% range.
     The Company expects cash receipts to increase in the near term for the Company’s ePrescribing product as renewals become due for deployments put into service in 2004 and new deployments continue. Longer term, the PocketScript cash receipts are dependent on obtaining new customers and retaining current customers.
     Net cash flows provided by investing activities was $17,471,000 for the nine months ended September 30, 2005 compared to $4,046,000 for the corresponding period in 2004. The $13,425,000 increase in investing cash flows was primarily attributable to a net decrease in marketable securities totaling $9,020,000, net proceeds of $2,809,000 from the sale of MI/WI in March 2005, and decreased purchases of property and equipment totaling $1,323,000.
     Net cash provided by financing activities was $15,637,000 for the nine months ended September 30, 2005 compared to cash provided of $23,722,000 for the corresponding period in 2004. The $8,085,000 decrease in financing cash flows was primarily attributable to a decrease of $19,339,000 from the lack of stock option and warrant exercises by employees and outside holders in the nine months of 2005 compared to the same period in 2004. In addition, in 2004 the Company received $3,000,000 in exchange for a promissory note from Aventis, Inc., involving the acquisition of MyDocOnline, Inc. These two 2005 decreases were offset with the recently completed private placement of securities (see Note 12 to the condensed and consolidated financial statements) in which the Company raised $15,016,000 in additional cash from financing before transaction costs of $333,000. The remainder of the year on year decrease was primarily from the Company repaying 2004 short-term and capital lease obligations totaling $401,000.
Debt Instruments and Related Covenants
     As more fully explained in note 11 to the condensed consolidated financial statements, as of September 30, 2005 the Company has entered into three separate debt arrangements:
1.	$20,000,000 Convertible Promissory Notes Payable

2.	$2,700,000 Promissory Note Payable

3.	$277,000 Short-term Promissory Notes
     $20,000,000 Convertible Promissory Notes Payable —On April 13, 2005, the Company entered into amendments with each of the Investors to restructure the original purchase agreements signed on November 2, 2004. Under the amended notes, the $5,000,000 principal payments due on November 2, 2005 and November 2, 2008 were due on October 31, 2005, and December 31, 2005, respectively (collectively, the “2005 Payments”). The 2005 Payments shall be redeemed in common stock at 105% of principal and can be redeemed in stock, in whole at any time or in part from time-to-time on or before the 2005 payment dates. The redemption value of the common stock is based on the daily VWAP of the common stock less a 10% discount for 15 trading days preceding the date of stock redemption. The amount of stock redeemed during any 15 day redemption period is limited by the volume of the stock traded in the public market. The Company may declare more than one stock redemption as long as the stock redemptions are at least 20 business days apart. Any portion of the 2005 Payments which are not or cannot be redeemed in stock must be paid in cash at 105% of principal.
     As of October 31, 2005, the Company had redeemed in common stock $3,841,000 of the scheduled October 31, 2005 payment of $5,000,000. On October 31, 2005, the Company agreed with the Investors to continue the stock redemption process for the remaining $1,159,000. The Company expects the redemption can be completed by November 30, 2005 for this amount given current volume and prices of the Company’s common stock. The Company remains obligated to redeem an additional $5,000,000 principal of the convertible notes prior to December 31, 2005. To the extent the Company’s stock price and volume do not allow a full redemption, the remaining unredeemed portion on December 31, 2005 would be required to be paid in cash should the Investors and the Company not agree to an extension of the deadline.
     The $5,000,000 payments in November 2006 and 2007 remain unchanged from the original notes signed November 2, 2004 and the Company intends to pay these from restricted cash balances should these tranches not convert to shares of common stock before their due dates.

     Under the covenants of the amended notes, the Company is required to retain a cash balance of $10,000,000 through December 31, 2005 at which time the required cash balance will be reduced to $9,000,000 once the December 31, 2005 payment is made. The required cash balance will further decrease to $5,000,000 in November 2006 subsequent to the payment or conversion to stock of the November 2006 principle payment.
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
Cash Requirements
     The Company’s cash requirements consist principally of the Company’s contractual commitments and funding its operating losses as it pursues a leadership position in the emerging markets in which it operates and capital expenditures, primarily for data center expansion and refurbishment and for computer equipment to support new customer orders. The Company anticipates further losses in 2005 and the use of cash resources for operating activities continues at a substantial level. The Company acquired the assets and the businesses of PocketScript, Elron Software and MyDocOnline in July 2003, September 2003 and January 2004, respectively, in exchange for certain equity securities of the Company. While no significant cash was required to make these acquisitions, each of these businesses incurred operating losses in recent years. The Company significantly reduced the substantial historical operating losses of Elron Software and MyDocOnline. Beginning in late 2004 the Company increased its focus and efforts on its two most promising product lines — eSecure and eHealth. As a result, in late 2004 the Company shut down the Connect product, in March 2005, the Company sold the Message Inspector and Web Inspector product lines acquired in the Elron acquisition and in September 2005, the Company sold the Dr. Chart product line acquired in the MyDocOnline acquisition (see Note 6 to the Condensed Consolidated Financial Statements). The Company expects to incur additional operating losses in the near term, primarily from Company overhead costs and from the operation of its PocketScript operations as it continues to invest in new personnel and other resources necessary to effectively deploy its e-prescription devices.
Cash Sources
     Essential to the Company’s operating cash sources is the contractual backlog that has not yet been billed, newly acquired customers for Secure Messaging and new e-Prescribing contracts. Should the Company continue operating with negative operating cash flows for a significant period of time, additional sources of cash would be required which could include additional financing, additional debt restructuring, strategic partnering, sales of other assets, and other alternatives.
     Backlog — The Company’s end-user order backlog is comprised of contractually bound agreements. The amount that has not yet been collected in cash as of September 30, 2005 was $13,800,000. These contracts are almost all time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually.
     Sale of the Message and Web Inspector product business — The Company’s sold the Message and Web Inspector business to Cyberguard in March 2005. The sale included a note receivable with three $500,000 payments due to the Company in 2005. The final of these three is due in December 2005. Based on collection of previous installments, the Company expects the final payment as scheduled.
     Continued Growth of Secure Messaging Business — Taking into account the collections in the nine months of 2005 and the outlook for collections in the remainder of 2005, the Company expects incremental cash receipts for the full year 2005 compared to the full year 2004 to range between $4,300,000 and $4,700,000, for the Secure Messaging products. This growth is somewhat predictable based on past trends due to the subscription nature of the business, whereby, the Company has been consistently adding new annual service contracts while experiencing very minimal attrition of existing and renewing customers. Looking beyond 2005, the current range of increases in cash collections for the Secure Messaging business in full year 2006 versus full year 2005 is estimated to be $4,500,000 to $7,000,000. The low end of the range is achieved by maintaining the same level of new first year orders in 2006 as experienced to date in 2005 and the high end of the range is achieved with continued growth in new first year orders similar to the growth experienced in the first nine months of 2005 relative to 2004.
     New e-Prescribing Payors — The Company’s go-to-market model in e-Prescribing has been to sell to sponsors which have mostly been large insurance companies who sponsor physicians for the service. The Company believes that this model is the most cost effective method of addressing the market in large quantities. The Company has demonstrated initial selling and deployment success with this model with the eRx Collaborative initiative in Massachusetts. The costs associated with the e-Prescribing service is extensive and the Company is relying upon additional success with other payors to cover and exceed these costs. In July 2005, the Company signed a contract with Aetna for a 1,000 physician sponsorship pilot. This contract differs from the pricing model under the eRx Collaborative contract as the Aetna agreement has a more prominent element associated with performance metrics to determine payments to the Company. In August 2005, the Company signed a contract with Independence Blue Cross and Blue Shield for a 250 unit pilot. The pricing model for this pilot is more similar in structure to the eRx Collaborative contract, with deployment and first year service payments fixed and paid up-front or upon deployment. The speed with which the Company signs up new payors and the terms of those contracts will have a pronounced effect on cash receipts from the e-Prescribing business. A second important factor regarding e-Prescribing will be the number of physician deployments that are renewed beyond the first year of service and at what fee level. Currently, the only significant deployment to cross the first year threshold has been the eRx Collaborative initiative. The eRx Collaborative renewed the service for all 2004 year deployments through all of 2005. The eRx Collaborative also recently agreed to renew users that were active users at the end of 2005 through all of 2006.
     Private Placement of Common Stock — On August 9, 2005, the Company sold $26,288,000 ($24,253,000 net proceeds after transactions costs) of its common stock in a private placement. The net proceeds from the issuance of “Firm Securities” (shares not subject to shareholder vote) from this private placement, are approximately $14,609,000 and were immediately made available to the Company. This significantly increased the Company’s cash position and will allow for continued investment aimed primarily at the e-Prescribing market. Due to rules of the Nasdaq National Market, the Company was only able to issue a portion of the common stock sold in the private placement prior to obtaining shareholder consent. Of the total private placement net proceeds of $24,253,000, $9,644,000 are not available to the company unless a positive shareholder vote is obtained authorizing the transaction. These funds are currently held in escrow pending the shareholder vote scheduled for November 21, 2005 (see Note 12 to the condensed consolidated financial statements).
     Sale of Dr Chart Product Line — On September 30, 2005, the Company sold the Dr. Chart product line to MITEM for a total purchase price of $700,000, consisting of $150,000 in cash and note receivable in the original principal amount or $550,000 (see Note 6 to the condensed consolidated financial statements). Because this product line operated on a cash negative basis, sale of the Dr. Chart business, marginally assists the Company’s on going operating cash requirements. MITEM paid the Company $150,000 in cash at closing and gave the Company a note payable in the original principal amount of $550,000 (subject to certain adjustments) due in installments in late 2006 and early 2007 installments. Given that the payments pursuant to the note are not scheduled to be completed until August 2007 and our assessment of MITEM’s financial condition, the Company fully reserved the note.
     Through various financings in the past and the issuance of employee stock options, the Company has substantial outstanding warrants and options that are exercisable. Depending on the current stock price some portion of these could be “in the money” and if exercised by the holders, represent a source of cash. See below for a summary of outstanding warrants and options.
Liquidity Summary
     In the first nine months of 2005, the Company’s operating activities used net cash of $19,184,000 which equates to a quarterly cash burn rate of approximately of $6,400,000. Excluding cash receipts from customers, the Company expects to have total cash available to fund operations of $29,000,000 over the next twelve months. The cash available consists of $17,800,000 of unrestricted cash on hand at September 30, 2005, $9,600,000 of funds received from the private placement upon a positive shareholder vote, $500,000 from the final installment of MI/WI sale to Cyberguard, and $1,100,000 in scheduled releases of restricted cash amounts. This provides sufficient liquidity for the next twelve months assuming a consistent net cash used from operations trend and a positive share holder vote on the funds held in escrow.
     As a result of strategic actions taken, continued growth in the eSecure market, certain other actions that have been initiated in the first nine months of 2005, the private placement (assuming a positive shareholder vote on November 21, 2005 for the Excess Securities) and flexibility in its discretionary spending, the Company believes it has adequate resources and liquidity to sustain operations for the next year and is targeting cash flow improvements to augment its liquidity beyond a year time frame. However, operating in emerging markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. If necessary and if the expected returns warrant it, the Company could further augment its cash flow position through additional cost reduction measures, sales of assets, additional financings or a combination of these actions. Operationally, the extent and timing of success and potential returns in the eHealth market will ultimately be the most significant operational determinant of liquidity. The extent to which the Company views the eHealth market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses.
     If the shareholder vote is not successfully secured for the private placement funds held in escrow, the earlier issuance of the Firm Securities and related proceeds will not be affected, but the issuance and sale of the Excess Securities to the investors will not occur. Specifically, the Excess Securities will not be issued, the funds relating to the Excess Securities that are currently held in escrow will be returned to the Purchasers plus accrued interest at 7% and the Company will not receive the $9,644,000 in net proceeds from the issuance of the Excess Securities. As the Company’s current liquidity and capital resources are limited, if the share holder vote fails and the Company does not receive the proceeds from escrow, meeting it’s working capital needs under a continuation of the current business model would prove difficult beyond September 30, 2006 and could significantly harm the Company’s ability to achieve its intended business objectives. The Company could be forced to further augment its cash position through additional cost reduction measures, sales of assets, additional financings or a combination of these actions. There is no assurance that the Company will be able to raise additional capital if and when needed on terms that are as favorable to us. In such case, the Company’s business model might have to be altered.
     If the Company is unable to redeem fully the December 31, 2005 convertible note payment of $5,000,000 in shares of common stock, the unredeemed portion must be paid to the Investors in cash unless a mutual agreement to an extension or an alternate arrangement is reached. The Company estimates that with current Company stock price and volumes, it could redeem approximately $1,600,000 to $2,000,000 of the $5,000,000 could be redeemed in stock. This would leave a potential $3,000,000 to $3,400,000 to pay in cash if demanded. Even with this potential outcome, the Company believes it has adequate resources and liquidity to sustain operations for the next year.
Options and Warrants of ZixCorp Common Stock
     In 2004, the Company raised significant cash from individuals who hold warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. The extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of September 30, 2005. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value	(included in	Total Value
	Outstanding	of Outstanding	outstanding	of Vested
Exercise Price Range	Shares	Shares	shares)	Shares
$1.81 — $4.99	4,018,373	$14,878,000	2,573,774	$9,196,000
$5.00 — $5.75	2,737,892	14,562,000	2,444,697	13,095,000
$6.00 — $8.89	1,939,331	13,007,000	1,176,980	8,115,000
$9.00 — $19.75	1,803,229	21,032,000	1,302,390	15,766,000
$21.38 — $57.60	1,163,695	61,141,000	1,163,695	61,141,000

Total	11,662,520	$124,620,000	8,661,536	$107,313,000

Off-Balance Sheet Arrangements
     None.

Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of September 30, 2005:

	Payments Due by Period
	Total	< 1 Year	1-3 Year	3-5 Years	> 5 Years
Long-term debt	$20,906,000	$8,206,000	$12,700,000	$—	$—
Operating leases	9,643,000	1,465,000	2,472,000	1,936,000	3,770,000
Capital lease	225,000	225,000	—	—	—
401k funding requirement	191,000	191,000	—	—	—

Total cash obligations	30,965,000	10,087,000	15,172,000	1,936,000	3,770,000
Interest on obligations	1,168,000	687,000	481,000	—	—

Total	$32,133,000	$10,774,000	$15,653,000	$1,936,000	$3,770,000

     Of the total one and three year material obligations relating to long-term debt, the Company has the option to pay $8,178,000 and $10,878,000, respectively, with common stock. The Company intends to fully exercise this option to the extent possible.
     The Company’s $20,000,000 convertible promissory notes have a stated interest rate that is reset every six months based on the six-month LIBOR plus 300 basis points. For the information shown above, the Company has assumed that the rate will remain at the current level (6.41%) for the term of the loan and all payments will be made in cash. Actual interest will vary based on changes in the six-month LIBOR. Additionally, the Company has the option to pay interest on the convertible promissory notes due in the next 12 months in the Company’s common stock (see Note 11 to the condensed consolidated financial statements).
     The Company has not entered into any material, non-cancelable purchase commitments at September 30, 2005.
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,875,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
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
     We continue to use significant amounts of cash for our business operations and for repaying our debt which could result in us having insufficient cash to fund our operations under our current business plan.
     Our businesses operate in emerging markets and developing these businesses is costly and the market is highly competitive. Emerging-market businesses involve risks and uncertainties, and there are no assurances that we will be successful in our efforts. During the first nine months of 2005 we have taken certain actions, including cost reductions, the sale of three product lines, and the amendments to the terms of the $20 million principal amount convertible notes to reduce our future cash. In addition, to improve our cash position, we have, as described above, recently completed a private placement of common stock and related stock purchase warrants with net proceeds to ZixCorp of approximately $14.6 million. Funds totaling approximately $9.6 million relating to 4,201,544 shares of our common stock and related warrants to purchase an additional 1,386,507 shares of our common stock (collectively, the “Excess Securities”) have been placed in escrow until the issuance of such Excess Securities is approved by our shareholders. The Shareholder vote on the issuance of the Excess Securities has been scheduled for November 21, 2005.
     As noted below under “We have a significant amount of convertible securities outstanding ...” we have agreed to redeem a $5 million principal amount of the Company’s convertible notes due 2005 – 2008 with shares of our common stock by December 31, 2005 at (i) 105% of the par (principal) amount, plus accrued interest and (ii) a redemption rate that will require that we issue shares of our common stock valued at a 10% discount to the daily volume weighted average price (“VWAP”) of our common stock for a specified number of trading days preceding the applicable redemption date. The convertible notes provide that the number of shares that the Company may actually redeem during any specified redemption period is limited by the trading volume and price of the Company’s common stock during the redemption period. Based on current trading volume and price of the Company’s common stock, the Company will not be able to redeem the entire $5 million principal amount by December 31, 2005. Unless the notes holders agree to extend the December 31, 2005 deadline for effecting this redemption or waive the volume restrictions, the Company will be required to pay the balance of the remaining, unredeemed principal amount in cash Such cash payment could be substantial and could affect the Company’s liquidity in the near term.
Our current liquidity and capital resources remain limited. If we do not obtain shareholder approval for the issuance of the Excess Securities and do not receive the proceeds from such issuance, meeting our working capital needs under a continuation of our current business model would prove difficult beyond September 30, 2006 and could significantly harm our ability to achieve our intended business objectives. Even if we do receive shareholder approval to issue the Excess Securities, there can be no assurance that our liquidity or capital resource position would allow us to continue to pursue our current business model after the proceeds from the issuance of the Excess Securities are expended. In either case, we could be forced to further augment our cash position through additional cost reduction measures, sales of assets, additional financings or a combination of these actions. There is no assurance that we will be able to raise additional capital if and when needed or on favorable terms and, if we fail to obtain shareholder approval for the issuance of the Excess Securities and have to seek additional funds to replace the funds relating to the Excess Securities, there can be no assurances that these funds could be obtained on terms that are as favorable to us as the terms of the Excess Securities. In such case, we might have to alter our business model. Any of these adverse events could substantially diminish the value of our common stock.
     The market may not broadly accept our secure e-messaging and e-prescribing solutions and services, which would prevent us from operating profitably.
     We must be able to achieve broad market acceptance for our secure e-messaging and e-prescribing solutions and services, at a price that provides an acceptable rate of return relative to our costs in order to operate profitably. We have not yet been able to do this. To our knowledge, there are currently no secure e-messaging protection businesses similar to our Zix-branded business that currently operate at the scale that we would require, at our current expenditure levels and pricing, to become profitable. Furthermore, PocketScript®, our e-prescribing service, operates in an emerging market. There is no assurance that any of our services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably.
     Failure to enter into additional sponsorship agreements for our PocketScript e-prescribing service or maintain existing and generate other revenue opportunities from PocketScript could harm our business.
     Our PocketScript business has incurred significant operating losses. Through September 30, 2005, orders for our PocketScript e-prescribing service came exclusively from sponsorship agreements with healthcare payors, such as health insurance companies, pharmacy benefit managers, or self-insured companies. Under our payor-sponsorship business model, we deploy PocketScript to the end-user physician and provide the end-user physician a subscription to use the service in return for payments from the healthcare payor. These payments are in the form of guaranteed payments from the healthcare payor or contingent payments that are based on contractually specified performance metrics. In some cases, these contingent payments could represent a substantial portion of the revenue opportunity under the contract. All end-user physicians who are using the PocketScript service and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. Although we believe that physicians will pay to use the PocketScript service following the one year of service paid for by the healthcare payors or that healthcare payors will extend their sponsorship, there is no assurance that they will do so.
     Failure to sign follow-on orders with additional healthcare payors from whom a significant portion of our revenues are received or sign new sponsorship agreements with other payors in the coming months, or generate significant revenue from contingent payments, or maintain and identify other revenue opportunities for our e-prescribing services, such as add-on applications, prescription transaction fees, and/or new uses for the transaction data itself, will prevent us from achieving significant revenues from our e-prescribing services.

     If healthcare providers fail to adopt our PocketScript service, we will fail to achieve the critical mass of physicians to build a successful business.
     Our PocketScript e-prescribing service is targeted to the emerging market for providing secure communications among healthcare providers to deliver information in an efficient, economical manner. This is an emerging market, and the success of PocketScript is dependent, in large measure, on physicians changing the manner in which they write prescriptions. Our challenge is to make this new business profitable. To do so will require us to invest significant resources, including significant amounts of cash. There is no assurance that enough paying users will ultimately be obtained to enable us to operate the PocketScript business profitably.
     Competition in our businesses is expected to increase, which could cause our business to fail.
     Our Zix-branded solutions and services are targeted to the secure e-messaging protection services market. Our PocketScript business is targeted to the emerging market for electronic prescriptions. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, an increasing number of competitors have entered the market.
     There are many large, well-funded participants in the information technology security industry; however, few currently participate in the secure e-messaging protection services market in which our Zix-branded solutions and services compete. Most other product-only solutions in this market require extensive increases in overhead to implement and deploy them. Our Zix-branded solutions and services can be made operational in a very short period of time compared to the longer procurement and deployment cycles common with the solutions of many of our competitors. Our service offerings are focused on the secure communications market, including e-messaging protection management. Companies that compete with our Zix-branded secure e-messaging business include content management and secure delivery companies, such as Tumbleweed Communications Corp. and other secure delivery participants such as Voltage Security, Postx, PGP Corporation, Certified Mail, Authentica, and Sigaba Corporation.
     In addition, we face competition from vendors of Internet server appliances, operating systems, networking hardware, network management solutions and security software, many of which now, or may in the future, develop or bundle secure e-messaging into their products.
     Our PocketScript e-prescribing service applies the benefits of e-messaging to the medical prescription process by enabling providers to write and transmit prescriptions electronically from anywhere directly to the pharmacy. Our PocketScript business is expected to grow as more physicians leverage technology in delivering healthcare services, coupled with the fact that the number of prescriptions written annually in the United States continues to increase. Participants in the e-prescribing space include AllScripts Healthcare Solutions, Ramp Corporation, Dr. First, Inc., InstantDX LLC, and iScribe. Competition from these companies and from vendors in related areas, such as electronic medical records vendors — who are expected to include e-prescribing services as an element of their service offering — is expected to increase.
     We may face increased competition as these competitors partner with others or develop new solution and service offerings to expand the functionality that they can offer to their customers. We believe that the secure e-messaging and e-prescribing services markets are growing, unlike many segments of the information technology security industry. Our competitors may, over time, develop new technologies that are perceived as being more secure, effective, or cost efficient than our own. These competitors could successfully garner a significant share of the market, to the exclusion of our company. Furthermore, increased competition could result in pricing pressures, reduced margins, or the failure of our business to achieve or maintain market acceptance, any one of which could harm our business.
     Our inability to successfully and timely develop and introduce new e-messaging and e-prescribing services and related services and to implement technological changes could harm our business.
     The emerging nature of the secure e-messaging and e-prescribing businesses and their rapid evolution require us to continually develop and introduce new and related solutions and services and to improve the performance, features, and reliability of our existing solutions and services, particularly in response to competitive offerings.
     We also have under development new feature sets for our current Zix-branded service offerings and are considering new services. The success of new or enhanced services depends on several factors — primarily market acceptance. We may not succeed in developing and marketing new or enhanced services that respond to competitive and technological developments and changing customer needs. This could harm our business.

     If the market for secure e-messaging and e-prescribing services and related services does not continue to grow, demand for our solutions and services will be adversely affected.
     The market for secure electronic communications is a developing market. Continued growth of the secure e-messaging and e-prescribing services and related services market will depend, to a large extent, on the market recognizing the need for secure electronic communications, such as email encryption and e-prescribing. Failure of this market to grow would harm our business.
     If critical services and products that we source from third parties were to no longer be made available to us or at a considerably higher price than we currently pay for them, and suitable alternatives could not be found, our business could be harmed.
     For certain elements of our service offerings, we sometimes rely on the products and services of third parties under contracts. Those third parties are not under our control beyond the terms of their agreements and, therefore, should they elect to withhold their products or services or significantly raise their prices, we could be damaged financially in lower returns on sales and a lessening of competitive advantages if suitable alternatives could not be found in a reasonable period of time.
     Future asset impairments could affect our financial results.
     In early November 2004, we announced a material charge for impairment to an intangible asset of approximately $675,000, which was reflected in our third quarter 2004 financial results. The asset impairment resulted from a decision of our management to suspend research and development and terminate sales and marketing efforts for our Connect™ service, which was one of the services offered by the MyDocOnline portion of our business, because continuing to operate the service was not consistent with our goal of achieving cash flow breakeven. It is possible that we may incur further charges for other asset impairments in the future as we evaluate the prospects of our various lines of business.
     On September 30, 2005, we also sold our other MyDocOnline service, Dr. Chart, a Web-based communication tool that connects healthcare providers and laboratories by allowing doctors to initiate lab orders, check medical necessity compliance, and view results rapidly and accurately using a secure Internet connection. The sale of the Dr. Chart service resulted in ZixCorp recognizing a one-time, non-cash loss from the sale in the third quarter of 2005 totaling $4.7 million. The primary factor in determining the amount of the loss is the inclusion of the full amount of goodwill associated with the purchase of MyDocOnline, totaling $4.8 million.
     We continue to have $2.2 million of goodwill on our balance sheet relating to the eSecure product line. Goodwill is evaluated at least on an annual basis or whenever there is a reason to question if the goodwill value is impaired. Future events could impact the valuation of the remaining goodwill valuation.
     Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and/or upgrade our systems to meet increased use, which would result in reduced revenues.
     While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point we may be required to materially expand and/or upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network, particularly since we have significantly expanded our potential customer base by the growing acceptance of our PocketScript service, which is supported by our ZixData CenterTM. In addition, we may not be able to expand and/or upgrade our systems and network hardware and software capabilities in a timely manner to accommodate increased traffic on our network. If we do not timely and appropriately expand and/or upgrade our systems and network hardware and software, we may lose customers and revenues.
     Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our solutions and services.
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
     In addition, our ability to issue digitally-signed certified time-stamps and public encryption codes in connection with our Zix-branded solutions and services and to support the PocketScript e-prescribing service depends on the efficient operation of the Internet connections between customers and our data centers. We depend on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.
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
     Secure messages sent through our ZixPort® and ZixMessage Center™ messaging portals, in connection with the operation of our secure e-messaging protection services, include personal healthcare information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network; and individual prescription histories transmitted through our PocketScript system will reside in our secure data center network. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal healthcare information and personal financial information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our Internet-related services.
     Pending litigation could have a material impact on our operating results and financial condition.
     Beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas against us and certain of our current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of ZixCorp’s common stock between October 30, 2003 and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during this time period.
     Also, two purported shareholder derivative lawsuits have been filed against us and certain of our current and former officers and directors. The shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name ZixCorp as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as ZixCorp’s outside directors. The suits seek to require ZixCorp to initiate legal action for unspecified damages against the individual defendants named in the purported shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling and misappropriation of information and seek contribution and indemnification against the individual defendants. One of the derivative lawsuits was filed in September 2004 (pending in the U.S. District Court for the Northern District of Texas) and one was filed in October 2005 (pending in Dallas County Court at Law No. 2, Dallas County, Texas).
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
     We may have to defend our intellectual property rights or defend against claims that we are infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive. Infringement claims could require us to develop non-infringing services or enter into royalty or licensing arrangements. Royalty or licensing arrangements, if required, may not be obtainable on terms acceptable to us. Our business could be significantly harmed if we are not able to develop or license the necessary technology. Furthermore, it is possible that others may independently develop substantially equivalent intellectual property, thus enabling them to effectively compete against us.

     Defects or errors in our services could harm our business.
     We subject our Zix-branded solutions and services to quality assurance testing prior to release. There is no assurance that the quality and assurance testing previously conducted by the businesses we acquired on their current solutions and services conform to our standards for quality assurance testing. Regardless of the level of quality assurance testing, any of our solutions could contain undetected defects or errors. In particular, our PocketScript system is used to dispense prescription drugs. Defects or errors in our PocketScript system could result in inaccurate prescriptions being generated, which could result in injury or death to patients. Thus, undetected defects or errors could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs, or increased service and warranty costs. Any one of these could prevent us from implementing our business model and achieving the revenues we need to operate profitably.
     Public key cryptography technology is subject to risks.
     Our Zix-branded solutions and services and the PocketScript e-prescribing service employ, and future solutions and services may employ, public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption services using public key cryptography technology would be reduced or eliminated and such services could become unmarketable. This could require us to make significant changes to our services, which could damage our reputation and otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This or related publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.
     We depend on key personnel.
     We depend on the performance of our senior management team — including our CEO, President and COO Richard D. Spurr, and our Vice President of Finance and Administration, CFO and Treasurer Bradley C. Almond, and their direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain and motivate these individuals. There are no binding agreements with any of our employees that prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.
     We could be affected by government regulation.
     Exports of software solutions and services using encryption technology, such as our Zix-branded solutions and services, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our solutions and services to almost all countries, the list of countries to which our solutions and services cannot be exported could be revised in the future. Furthermore, some countries impose restrictions on the use of encryption solutions and services, such as ours. Failure to obtain the required governmental approvals would preclude the sale or use of our solutions and services in international markets.
     Furthermore, boards of pharmacy in the various states in which our PocketScript business operates regulate the process by which physicians write prescriptions. While regulations in the states in which these businesses currently operate generally permit the electronic writing of prescriptions, such regulations could be revised in the future. Moreover, regulations in states in which these businesses do not currently operate may not be as favorable and may impede our ability to develop business in these states. Furthermore, future state or federal regulation could mandate standards for the electronic writing of prescriptions or for the secure electronic transmittal of personal health information through the Internet that our technology and systems do not comply with, which would require us to modify our technology and systems.
     Our stock price may be volatile.
     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last year. As of October 15, 2005, there was a short position in our common stock of 4,550,788 shares.

     One investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.
     George W. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 11.2% of our outstanding common stock (measured as of October 31, 2005). Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.
     We have a substantial amount of debt and may be unable to service or refinance this debt or servicing this debt may restrict cash available for our business operations.
     As of September 30, 2005, our total outstanding indebtedness, including capital leases, requires us to make payments totaling $21.1 million payable over the next three years, excluding interest. This high level of debt could have negative consequences. For example, it could:
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
     We have a significant amount of convertible securities outstanding, have recently issued a significant amount of warrants in a private placement, and may issue additional equity securities in the future. Conversion or redemption of the notes into our common stock, exercise of the outstanding warrants, and future issuances or conversion of other securities will dilute the ownership interests of existing shareholders.
The outstanding balance of the convertible promissory notes was $16.2 million at October 31, 2005, including early payment premiums. Per the terms of the Company’s convertible notes the full amount outstanding may be converted by the holders at a conversion price of $5.59 per share. If fully converted at this price, we would be obligated to issue an additional 2,890,774 shares of our common stock. However, we have agreed with the notes holders to redeem $6.2 million principal amount of the convertible notes by December 31, 2005 at (i) 105% of the par (principal) amount, plus accrued interest and (ii) a redemption rate that will require that we issue shares of our common stock valued at a 10% discount to the daily volume weighted average price (“VWAP”) of our common stock for a specified number of trading days preceding the applicable redemption date. We expect to complete the redemption of $1.2 million of the 2005 payments by November 30, 2005. Furthermore, we have agreed with the notes holders to redeem an additional $5 million principal amount of the convertible notes in accordance with the parameters specified above with shares of our common stock by December 31, 2005. In order to fully redeem the 2005 payments, excluding early payment premiums, with common stock we would have to issue approximately 3.7 million shares of our common stock using a VWAP of approximately $1.84 per share, which is the approximate VWAP as of October 28, 2005. In addition, we have the option to pay accrued interest on the notes using our common stock, valued at a 10% discount to the volume weighted average price for the common stock for a specified number of trading days preceding the interest payment date. We have also issued warrants covering 1,073,346 shares of our common stock to the holders of the convertible notes and additional warrants to purchase 166,667 shares of common stock were issued to the broker of the transaction.
     We have issued warrants exercisable for 2,079,767 shares of our common stock at an exercise price of $3.04 per share and have also agreed to issue warrants exercisable for an additional 1,386,507 shares of common stock at an exercise price of $3.04 per share to certain purchasers in the private placement transaction that closed on August 9, 2005, and we have issued warrants to purchase 94,080 shares of our common stock at an exercise price of $3.04 per share and have also agreed to issue warrants to purchase an additional 84,031 shares of common stock at an exercise price of $3.04 per share (assuming that the issuance of the Excess Securities is approved by our shareholders) to the placement agent for the transaction. The issuances of these shares of common stock in respect of the convertible notes and the warrants would result in a substantial voting dilution of our current shareholders. Any sales in the public market of the common stock issuable upon such conversion or redemption of the notes or exercise of the warrants could adversely affect prevailing market prices of our common stock.
     In the future, we may determine to seek additional capital funding or to acquire additional businesses, which could involve the issuance of one or more types of equity securities, including convertible debt, common and convertible preferred stock, and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price of our common stock. In addition, we incent our employees and attract new employees by issuing shares of our common stock and options to purchase shares of our common stock. The interest of our existing shareholders may be diluted by any equity securities issued in capital funding financings or business acquisitions and would be diluted by any such future share issuances and stock option grants to employees.
     Finally, as a result of the anti-dilution provisions of the warrants covered by the registration statement to which this prospectus relates, we may in the future be obligated to register additional shares of common stock issuable to the selling shareholders.
     We may have liability for indemnification claims arising from the sale of our Web Inspector®, Message Inspector®, and Dr. Chart® product lines.
     We disposed of our Web Inspector and Message Inspector product lines in March 2005 and our Dr. Chart product line in September 2005. In selling those products, we agreed to provide customary indemnification to the purchasers of those businesses for breaches of representations and warranties, covenants, and other specified matters. Indemnification claims could be asserted against us with respect to these matters.
     We may encounter other unanticipated risks and uncertainties in the markets we serve or in developing new services, and we cannot assure that we will be successful in responding to any unanticipated risks or uncertainties.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the nine-month period ended September 30, 2005, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2004 Annual Report to Shareholders on Form 10-K in Part II, item 7A which are incorporated by reference into this Report on Form 10 Q.

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2005. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 14 to the condensed consolidated financial statements.

ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

2.1	Asset Purchase Agreement, entered into as of September 30, 2005, among Mitem Corporation, Zix Corporation, and MyDocOnline, Inc. (excluding the Disclosure Schedule and Exhibits). Filed as Exhibit 2.1 to the Company’s Form 8-K, dated October 5, 2005, and incorporated herein by reference.

3.1	Articles of Amendment to the Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on August 1, 2002. Filed as Exhibit 3.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference. Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on December 4, 2001. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

4.1	Securities Purchase Agreement, dated as of August 9, 2005, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (including schedules, appendices and exhibits). Filed as Exhibit 4.1 to the Company’s Form 8-K, dated October 21, 2005, and incorporated herein by reference.

4.2	Promissory Note, dated September 30, 2005, payable by Mitem Corporation in the original principal amount of $550,000. Filed as Exhibit 2.2 to the Company’s Form 8-K, dated October 5, 2005, and incorporated herein by reference.

4.3	Warrant, dated September 30, 2005, issued by Mitem Corporation exercisable for 400,000 shares of common stock of Mitem Corporation. Filed as Exhibit 2.3 to the Company’s Form 8-K, dated October 5, 2005, and incorporated herein by reference.

4.4	Letter Agreement, dated September 14, 2005, between Zix Corporation and HFTP Investment LLC, Gaia Offshore Master Fund Ltd, and Caerus Fund Ltd. Filed as Exhibit 4.1 to the Company’s Form 8-K, dated September 26, 2005, and incorporated herein by reference.

10.1	Escrow Agreement, dated as of August 9, 2005, by and between Zix Corporation and JPMorgan Chase Bank, N.A, as escrow agent (including exhibits and schedules). Filed as Exhibit 10.1 to the Company’s Form 8-K, dated October 21, 2005, and incorporated herein by reference.

10.2*	Office Center Sub-Lease, dated September 28, 2005, including an addendum, dated October 5, 2005, between American Exec Cupertino, Inc. (dba American Executive Center) and Zix Corporation.

31.1*	Certification of Richard D. Spurr, Chief Executive Officer, President, and Chief Operating Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, Chief Executive Officer, President, and Chief Operating Officer of the Company, and Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION
(Registrant)

Date: November 9, 2005	/s/ Bradley C. Almond

Bradley C. Almond
Vice President, Chief Financial Officer, and
Treasurer