Form 10-K
period 2005-12-31
ZIX CORP
filed 2006-03-14
CIK 855612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-17995

Zix Corporation
(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	75-2216818 (I.R.S. Employer Identification Number)
2711 N. Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960
(Address of Principal Executive Offices)
(214) 370-2000
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

None (Title of Class)	Not Applicable (Name of Exchange on Which Registered)
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock
$0.01 Par Value
(Title of Class)
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
     Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 6, 2006, there were 49,693,167 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2005, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $86,588,918.
     Portions of the Registrant’s 2006 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
     Zix Corporation (“ZixCorp,” “Company,” “we,” “our,” or “us”) provides easy-to-use-and-deploy e-communication services that protect, manage, and deliver sensitive information to enterprises and consumers in healthcare, finance, insurance, and government.
     The current ZixCorp service offerings are grouped into two categories: eSecure and eHealth. ZixCorp’s eSecure services enable policy-driven email encryption, content filtering, and send-to-anyone capability while the eHealth services consist of an e-prescribing solution that can be utilized to improve patient care, reduce costs, and improve efficiency.
     The business operations and service offerings are supported by the ZixData Center™, a fully redundant SysTrust™ and SAS70 certified network operations center dedicated to secure message and transaction processing. The center is staffed 24 hours a day with a proven 99.99% reliability. The ZixData Center enables ZixCorp to be a trusted third-party provider with high-bandwidth ability and the capability for various secure communications functions. Whether it is delivery of email or prescriptions, the Company enables communications to transpire in a trusted, safe, and secure manner. This is ZixCorp’s core skill and the Company believes it is a competitive differentiator. ZixCorp’s services take advantage of this capability to produce services that are easily deployed, scalable, and with secure send-to-anyone capability.
eSecure
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
     Corporations require ubiquitous protection that is cost-effective, quickly deployed, and consistently updated to guard against obsolescence and ineffectiveness. To satisfy this need for enterprise-wide coverage, ZixCorp delivers a comprehensive product suite that analyzes and encrypts email communications and addresses reporting needs. ZixCorp also provides related advisory, consulting, installation, customization, and training services.
     ZixCorp designs and develops its eSecure encryption solutions, which are offered as a hosted service. The Company primarily sells these services through a direct sales force that focuses on larger accounts and a telesales force that focuses on small to medium-sized businesses. The Company also uses a network of resellers and other distribution partners to sell these services. In 2005, the Company placed greater emphasis on these distribution channels, so they might become a more significant source of revenues in the future.
     ZixCorp’s secure e-messaging solutions are fully interoperable and linked by a Best Method of Delivery™ protocol that automatically determines the most direct and appropriate delivery, based on the recipient’s communications environment. This function employs a centralized directory of users’ encryption codes that enables users to send messages instantly and securely to anyone with an email address, including those who do not have special encryption software. Best Method of Delivery makes the technology simple for end users and provides flexibility and ease of implementation for information technology professionals. The Company believes this ability to send messages through different modes of delivery — either by the end user selecting a desired path or as an automated function set by the enterprise — makes ZixCorp secure e-messaging services superior to competitive offerings.
     The ZixCorp eSecure solutions suite includes:
•	ZixVPM® (Virtual Private Messenger) — an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications

•	ZixVPM Alliance™ — an easy and economical way to enable direct, two-way secure communication between partner companies

•	ZixVPM Corporate™ — full-featured version of ZixVPM scaled to fewer users

•	ZixPort® — a secure Web-messaging portal

•	ZixPort Corporate™ — full featured version of ZixPort scaled to smaller companies

•	ZixMail® — a desktop solution for manually encrypting and securely delivering email

•	ZixAuditor® — an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies
eHealth
     E-communications can take other forms besides email. Increasingly, healthcare transactions previously conducted in person or on paper are being converted to electronic methods. Due to ZixCorp’s experience and capabilities in secure e-messaging, it was logical to expand into e-prescribing.
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
     Studies have shown that e-prescribing delivers many benefits including reduced calls from the pharmacy to the physician, reduced costs for patients and their insurers through increased prescribing within drug formulary guidelines, increased delivery of prescribed drugs via mail order and reduced prescribing errors. With over 580,000 physicians in the United States and 225,000 of those considered high-prescribing physicians, the Company believes that the market opportunity for these secure and trusted transactions is significant. The application also lends itself to related products and additional point-of-care services to improve the efficiency and effectiveness of physicians by providing greater access to information and other decision making support tools. The Company believes that the growing interest in lowering healthcare costs in both the private and public sectors while using information technology to improve the quality of care opens up additional opportunities for acceptance of these services.
     ZixCorp designs and develops PocketScript and directly distributes it to physicians and healthcare institutions. The Company has entered into sponsorship programs whereby third parties, mainly large health insurance providers (payors), have agreed to provide the PocketScript devices and services free of charge for various periods of time to associated physicians. PocketScript is generally sold as an annual service with an initial set-up and hardware charge. Typically, the third-party sponsors have agreed to pay for the physicians’ use of the service, or at least most of the initial set-up costs and first year of service, because they have a vested benefit in the cost savings associated with technological adoption.
Recent Developments
Sale of Businesses (see Note 4 to the consolidated financial statements)
•	On March 11, 2005, the Company sold its Web Inspector® and Message Inspector® (“MI/WI”) product lines to CyberGuard Corporation (“CyberGuard”) for $3,244,000 net of transactions fees of $317,000. The Company realized a $1,035,000 gain on the sale.

•	On September 30, 2005, the Company sold the remaining MyDocOnline, Inc. (“MyDocOnline”) product (Dr. Chart®, an electronic laboratory orders and results product) to MITEM Corporation (“MITEM”). As consideration, the Company received $150,000 in cash paid immediately after closing, a promissory note with an original principal amount of $550,000 (subject to certain adjustments) payable by mid-August 2007, and a warrant exercisable for 400,000 shares of MITEM common stock. The Company realized a $4,751,000 loss on the sale.

Private Placement of Common Stock and Warrants (see Note 12 to the consolidated financial statements)
•	On August 9, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) to issue and sell an aggregate of 10,503,862 units consisting of (i) one share of common stock of the Company, par value $0.01 per share (the “Common Stock”), and (ii) a related warrant to purchase one-third of one share of Common Stock. Total proceeds from the private placement were $26,288,000 before transaction costs of $2,087,000.
Redemption of 2004 Convertible Notes (see Note 11 to the consolidated financial statements)
•	In April 2005, the Company entered into amendments with the holders of the Company’s $20,000,000 convertible promissory notes to restructure the original purchase agreements signed on November 2, 2004. The restructuring resulted in the Company recording an additional discount of $2,518,000 relating to a beneficial conversion feature in the amended notes. This amount was fully amortized into interest expense during 2005.

•	The Company made all payments and redemptions required by the restructured convertible promissory notes throughout 2005. The required 2005 payments and redemptions included $10,000,000 of principal ($8,049,000 redeemed in stock, $1,951,000 paid in cash), $500,000 of early payment premium ($402,000 redeemed in stock, $98,000 paid in cash), and $1,204,000 of interest ($922,000 redeemed in stock, $282,000 paid in cash). The Company issued 5,274,133 shares of common stock during 2005 to pay the convertible promissory notes, prepayment premiums and related interest.

•	On December 30, 2005, the Company transacted an early extinguishment of 50% of the remaining outstanding balance of the convertible promissory notes ($5,000,000) utilizing restricted cash. As part of the partial debt extinguishment the Company paid a 5% early payment premium and all accrued interest. The Company recorded a loss on the extinguishment of debt of $1,283,000.
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
     In mid-1999, the Company launched the ZixData Center, an operations center that centralizes the processing and distribution of public encryption keys. The ZixMessage Center™ was first used for secure messages to and from non-subscribers in July 2000. The Company began charging for ZixMail in the first quarter of 2001 and started to focus its ZixMail sales and marketing efforts toward the business market. ZixMail received PC Magazine’s Editors’ Choice Award in January 2001 for email security.
     In the first quarter of 2002, the Company expanded its portfolio for the business market with the introduction of an enterprise secure e-messaging solution, ZixVPM. The Company also began to offer an assessment service, ZixAuditor, as a means for corporations to examine and analyze their inbound and outbound email communications. In August 2002, the Company introduced ZixPort, a branded, Web-based, secure e-messaging portal solution that integrates with a customer’s existing portal or functions as a standalone site. ZixPort can mirror the look and feel of a customer’s Web site and, when fully integrated with the existing Web site, is able to provide the advantages of single sign-on authentication. In 2003, ZixCorp significantly improved the features and functionality of these three products.
     In July 2003, ZixCorp acquired substantially all of the operating assets and business of Ohio-based PocketScript, LLC (“PocketScript”), a development stage provider of an electronic prescription solution for the healthcare industry. This acquisition enabled the Company to expand services into the e-prescribing marketplace. During 2003 and 2004, the Company completed the integration of PocketScript into its existing business.
     In September 2003, ZixCorp acquired substantially all of the operating assets and business of Elron Software Inc. (“Elron

Software” or “Elron”), a provider of anti-spam, email content filtering and Web filtering solutions. This acquisition enabled ZixCorp to enhance its service offering at the time by adding a more advanced feature set to the Company’s e-messaging solutions while expanding its offerings to include Web filtering. On March 11, 2005, the MI/WI product lines were sold to CyberGuard.
     In January 2004, the Company acquired substantially all of the operating assets and business of MyDocOnline, a subsidiary of Aventis Pharmaceuticals, Inc. The acquisition added to ZixCorp’s eHealth product offering and brought in employees experienced in the point-of-care health IT market. MyDocOnline offered Internet-based healthcare services, including hospital-based laboratory information solutions under the product name Dr. Chart and secure Web-based communications, disease management, and online doctor visits, all under the product name MyDocOnline Connect™. On November 4, 2004, the Company terminated the Connect service, but maintained the related technology for use in future products or services. On September 30, 2005, ZixCorp sold the Dr. Chart product line to MITEM.
     ZixCorp’s strategic focus is the secure e-messaging and e-prescribing markets. The secure e-messaging market is served by the ZixVPM, ZixMail, ZixAuditor, and ZixPort services and the e-prescribing market is served by the PocketScript service. The Company believes that these markets represent the greatest potential return and that focusing on these core markets will provide the highest likelihood of achieving positive cash flows and subsequent profitability. Therefore, it is the Company’s intention to focus its investment and resources on these core products and the markets they serve.
Solutions and Services
eSecure
     ZixCorp’s centralized key management system implements PKI (Public Key Infrastructure) functionality for email encryption without the implementation burden or cost of typical PKI infrastructures. ZixCorp’s solutions are primarily provided as a service, thereby removing the implementation burden and cost that PKI infrastructures or product solutions require. ZixCorp services are focused on ease of use for the senders and recipients of encrypted email, while affording them the option of strong encryption methods, extended feature sets, and the flexibility of a variety of fully integrated and fully interoperable solutions. With ZixCorp’s core secure e-messaging technology, ZixCorp users obtain:
•	Privacy with encryption

•	Authentication

•	Integrity of messages

•	Non-repudiation — senders cannot deny sending, and recipients cannot deny receiving, messages
     ZixCorp has several approaches for its Best Method of Delivery transmission — with a single administrative console that enables customers to send electronic content to anyone, at anytime, securely. Due to ZixCorp’s Best Method of Delivery and service capabilities, it provides several added levels of security while assuming the burden of managing users’ public keys. These additional security components are:
•	Certified receipts

•	Storage security

•	Time stamps that cannot be repudiated

•	Corporate policy enforcement
     ZixCorp’s core technology and Best Method of Delivery are enabled by its centralized directory of users’ encryption codes. This centralized directory gateway provides a stable, secure, highly responsive, and scalable environment for all secure e-messaging needs.
     ZixVPM, ZixVPM Alliance, and ZixVPM Corporate — ZixVPM is an appliance based secure e-messaging management service that provides company-wide privacy protection for both inbound and outbound email communications. It employs encryption technology for delivering and encrypting email transmissions to and from an enterprise’s corporate firewall. ZixVPM provides secure email for remote employees, customers, and business partners without requiring the enterprise to create, deploy, or manage end-user encryption keys and desktop software.
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
     ZixVPM is delivered with built-in policy management features, auditing and reporting functions, in addition to the service’s pre-existing secure email delivery capabilities. ZixVPM can also be bundled with a comprehensive lexicon of validated policies to assist organizations in their efforts to meet standard-of-care guidelines and various regulations, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Gramm-Leach-Bliley Act (“GLBA”). Additional ZixVPM policies can easily be created through an intuitive policy management interface.
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
     ZixVPM Corporate is a smaller version of ZixVPM with all the features and capabilities of the standard version. It is a cost-effective solution for companies with fewer than 1,000 employees.
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
     ZixPort and ZixPort Corporate — ZixPort is a browser-based, branded secure e-messaging portal solution. It is primarily an add-on service element for a ZixVPM customer to provide a central access point to exchange private and secure email and a vehicle that can be used to repeatedly draw customers to the corporate portal. It is hosted, monitored, and managed in the ZixData Center. ZixPort is easily deployed and has little or no impact on a company’s existing information technology, Web, or security infrastructures.
     ZixPort can be branded to mirror the look and feel of a customer’s Web site, and can be deployed as a standalone site or seamlessly integrated with a company’s own portal, providing employees, customers, and partners with a transparent user experience. The service can be integrated into an existing single sign-on security solution, take advantage of ZixCorp’s application program interfaces for increased efficiency, and can lower support costs and improve customer satisfaction by providing real-time information. The single sign-on capability enables users to sign on only once to a secure Web site, yet enjoy access to the site for multiple purposes, including the secure exchange of email.
     ZixPort Corporate includes the features and functionalities of ZixPort, but is geared more toward the needs of smaller companies with fewer than 1,000 employees.
eHealth
     PocketScript — PocketScript is an e-prescribing technology that applies the benefits of secure communications to the medical prescription process by enabling medical providers to write and transmit prescriptions electronically from the point of care directly to the pharmacy. In addition to enabling providers to write and transmit prescriptions electronically, PocketScript offers point-of-care access to real-time drug formularies and comprehensive drug data. The result is significant time savings from fewer illegible prescriptions; enhanced patient safety from checking drug-to-drug and drug-allergy interactions; significant cost savings to healthcare payors and pharmacy benefit managers from higher formulary compliance, generic drug prescribing, and mail-order use; and fewer office resources dedicated to managing prescriptions.
     PocketScript uses handheld wireless Personal Data Assistants (“PDA”) or a secure Web site to provide physicians with the ability to write and transmit prescriptions directly to any pharmacy. In addition, providers can view available patient drug histories via third parties for the purpose of confirming that prescriptions are being filled and safeguarding against duplication of therapies. The system also identifies generics and preferred drugs for multiple formularies enabling providers to choose the most appropriate option. The comprehensive prescription drug database, which PocketScript provides under license from a third party, provides information on virtually every drug available, including drug-to-drug interactions, drug-allergy interactions and a drug reference guide.
     In association with various PocketScript abilities, the Company sells and markets certain transaction-based offerings to various customers. For example, this might include fees for routing prescriptions electronically to pharmacies, for hosting other insurance plan formularies, or for mail order to pharmacy benefit managers. The fees received by the Company and attributable to the transactional element of eHealth will become increasingly viable as more subscribers are added to the service.
Competition
     ZixCorp operates in two markets: e-messaging encryption management and electronic prescribing. These markets include product vendors and service providers that often compete with ZixCorp’s products and services.
     eSecure Competition — As awareness of the need for privacy and security in electronic communications has increased, a growing number of competitors have entered the market. ZixCorp is somewhat unique as a hosted service offering as most competitors sell a solution that a customer will build and run themselves. Some of these competing companies have substantial information technology security and email protection products; however, the Company believes that the subscription hosted service that it offers has many advantages in the marketplace. The Company believes it offers a top tier suite of bundled services that addresses the complete range of requirements needed for e-messaging protection with full-featured and flexible solutions that are both user friendly and simple to deploy. The Company may also have a significant price advantage in this field, as a result of both lower direct costs and the inherent benefits that an outsourcing model implies: single source, less overhead, less hassle, and access to dedicated expertise. Most other product-only solutions require extensive increases in overhead to implement and deploy.
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
     The Company’s services focus on the secure (encryption) delivery portion of the secure e-messaging market, a sub-segment of the e-messaging management and protection market. Companies operating in this portion of the market include content management companies such as Tumbleweed Communications Corp. and other secure delivery participants such as PGP Corporation, Certified Mail, Authentica, Voltage Security, PostX, and Sigaba Corporation. Technically, while these companies offer “send-to-anyone” encrypted email, the Company believes they are unable to offer the benefits that come from using the Company’s Best Method of Delivery protocol. ZixCorp believes that technology alone cannot solve customers’ challenges and the Company offers several programs that add business value to its technology services. The Company’s audit and assessment service enables prospects and customers to establish a baseline understanding of the security issues within their e-messaging systems prior to deploying ZixCorp’s solutions on an ongoing basis to ensure continued compliance with security best practices.
     Moreover, the Company does not believe that its competitors have made the investments required to match its infrastructure development and services. Only ZixCorp offers a complete secure delivery package: robust email encryption from the sender’s computer desktop, robust email encryption from the sender’s network server, policy management from the sender’s network server, and a full array of benefits and managed services provided by the ZixData Center. This complete secure delivery solution differentiates the Company’s services from all other secure e-document delivery and secure e-messaging market participants.
     eHealth Competition — In general, ZixCorp’s eHealth services compete in a less developed market than the Company’s other services. However, because of recent advances in healthcare technology, advances in handheld computing, and the civic and legislative mandates to reduce healthcare costs, this market is seeing increases in competitive activity. The Company made strides in successfully deploying e-prescribing technology and achieving utilization in 2004 and 2005. Furthermore, this deployment success may be a competitive advantage for the Company as it pursues additional sponsorships in 2006.
     Even though the e-prescribing market is still emerging, ZixCorp has several competitors. These include AllScripts Healthcare Solutions, Dr. First, Inc., InstantDX LLC, MedPlus, Inc., and iScribe. Many of the competitors in this market also focus on other technologies such as patient records automation and practice management solutions, or they act as application service providers in the healthcare market.
     Companies that do not currently compete with ZixCorp or only compete with selected products or in selected markets could become competitors in the future on a larger scale. Such companies, like GE Healthcare or McKesson Corporation, would likely offer a broad portfolio of health information technologies for all or some of the pharmaceutical, pharmacy, healthcare provider, and managed care markets. With considerable size and access to capital they could become viable competitors.
Regulatory Drivers for Market Growth
     In 2002, ZixCorp chose to focus a significant portion of product development and sales efforts on the healthcare market. The Company believed that it was a sector with a clear need for secure communications as it has regulatory requirements for strict privacy and protection of data through HIPAA and consequences for noncompliance. The Company has been successful in securing market share for secure e-messaging services in this market and continued to see demand in the healthcare sector leading up to the April 2005 HIPAA Security Rule deadline and extending throughout all 2005.
     Additional federal and state regulations, such as GLBA, have enhanced security awareness in vertical markets outside of healthcare, and have prompted affected organizations to consider adopting systems that ensure data security and privacy. Even where there are no specific regulations, corporations may demand email protection to adhere to evolving industry best practices for protecting sensitive information. In 2003, ZixCorp responded to these trends by expanding the Company’s focus beyond healthcare into other vertical markets including finance, insurance, and government. Some of the same methodologies used to provide specific solutions for the healthcare community also apply to these verticals.

     In eHealth, the Company sees regulatory developments as a catalyst for increased demand for its services. In the Medicare Prescription Drug and Modernization Act of 2003, e-prescribing is specifically addressed in Section 1860D-4 and also in the subsequent final rule on the Medicare Prescription Drug Benefit, which states that Part D sponsors that participate in the Part D program are required to support and comply with electronic prescribing standards. In January 2005, while announcing new proposed regulations to support e-prescribing, Mark B. McClellan, M.D., Ph.D., administrator for the Centers for Medicare and Medicaid Services (“CMS”) stated, “We are committed to widespread use of e-prescribing as quickly as possible.” In January 2006, CMS announced funding for four pilot demonstration projects to study the impact of proposed e-prescribing standards, and ZixCorp is participating in one such grant awarded to its strategic partner, SureScripts. As the costs for the ongoing Medicare Prescription Drug Benefit are fully recognized, technologies such as e-prescribing that can reduce the amount of spending on drugs become more attractive. As such, the support of the federal government, which will be the largest payor for healthcare services over the coming years, could accelerate the development of this market.
Sales and Marketing
     ZixCorp has historically sold its services primarily via a direct sales force with some indirect and partner activity in specific markets or with specific products. Increasingly in 2005, the Company has been expanding its indirect channels to include more resellers and bundling of the eSecure products with other service providers seeking an encryption offering in an OEM-like relationship. The Company has also historically focused most selling and marketing efforts towards the healthcare sector. The healthcare market has been the Company’s highest priority, given the legislative requirements of HIPAA, which mandates eliminating paper flow and providing privacy and security for protected health information, and increased emphasis on improving efficiency and reducing costs in the delivery of healthcare. In late 2004 and increasingly in 2005, however, the Company has expanded its efforts towards the insurance, and government sectors, and has found increasing interest in the financial services sector, which has become a second core customer segment for the Company.
     New business focused on the corporate market is expected to be primarily generated from ZixCorp’s own direct sales efforts and, increasingly, the promotional efforts of distributors, resellers, and strategic marketing partners. To support sales efforts, the Company has undertaken various marketing activities focused on the healthcare and financial services markets using targeted direct mail, print, on-line, and email initiatives. The Company continues to develop services and features that improve its sales and marketing position in its core markets. An example is the ongoing lexicon development by the ZixResearch Center™.
     For e-prescribing, the Company has deemphasized selling to physicians directly in order to focus on other stakeholders that benefit from healthcare technology. In particular, several health insurance providers (payors) have purchased ZixCorp’s services on behalf of the prescribing doctors in their plans. Because of the potential savings for our customers who are the insurance providers they have, in effect, underwritten the deployment and initial subscription costs of the service. After a sponsorship agreement is signed, the Company works closely with payors to effectively deploy the service. Such a selling and marketing arrangement provides a win-win scenario for all involved and the Company believes this approach accelerates adoption and deployment. With the success the Company has demonstrated, especially in the Massachusetts market, it will continue to target these insurance providers to fund additional programs in other areas of the United States. The Company’s ability to sign additional sponsors for the deployment of e-prescribing technology will be essential and necessary to be successful in this market.
Employees
     ZixCorp had 213 employees as of March 3, 2006. The majority of the Company’s employees are located in Dallas, Texas; Mason, Ohio; Burlington, Massachusetts; and Ottawa, Ontario, Canada.
Research and Development; Patents and Trademarks
     ZixCorp’s continuing operations incurred research and development expenses of $6,520,000, $9,331,000, and $5,896,000 in 2005, 2004, and 2003, respectively.
     The Company’s patents protect certain elements of the Company’s core technology underlying the Company’s eSecure business. ZixCorp has not realized any revenues from licensing any of its patents to third parties. The Company received no new patents in 2005.
     The following are registered marks of ZixCorp and certain of its subsidiaries: “ZixCorp,” “ZixMail,” “ZixAuditor,” “ZixVPM,”

“ZixPort,” “ZixWorks,” and “PocketScript.”
     On March 11, 2005, the MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard. On September 30, 2005, ZixCorp sold its Dr. Chart product line, which was acquired in the MyDocOnline acquisition, to MITEM.
Availability of Raw Material; Working Capital Items
     Because the Company provides a service, raw materials are not an important part of its business. However, both core businesses do require hardware: servers for Secure Messaging and handheld devices and related networking hardware for PocketScript. As a general practice, the Company maintains a 60 to 90 day supply of inventory on hand. If availability were to become an issue with a particular supplier, ZixCorp could, if required, obtain needed hardware from multiple vendors and perform quality and assurance testing within the 60 to 90 day period.
Compliance with Environmental Regulations
     The Company has incurred no, and does not expect to incur, material expenditures or obligations related to environmental compliance issues.
Governmental Contracts
     While the Company does have several contracts with state and federal regulators, it does not have a material portion of its business related to contracts with the government or its agencies.
Significant Customers
     In 2005 and 2004, Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 17%, or $2,323,000 and 16%, or $2,200,000 of total revenues respectively. No other single customer accounted for 10% or more of the Company’s revenues in 2005 or 2004. In 2003, CIGNA Corporation accounted for approximately 10%, or $607,000 of revenue and Entrust, Inc. (“Entrust”) accounted for approximately 13%, or $764,000 of revenue.
Sales Backlog
     The Company’s end-user order backlog is comprised of contractual committments that the Company expects to fully amortize into revenue in the future. Backlog consists of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Secure e-Messaging	$19,849,000	$13,100,000
PocketScript	2,092,000	3,000,000
Elron	—	1,800,000
MyDocOnline	—	1,500,000

Total backlog	$21,941,000	$19,400,000

     As of December 31, 2005, the backlog is comprised of the following elements: $8,347,000 of deferred revenue that has been billed and paid, $2,969,000 billed but unpaid, and approximately $10,625,000 of unbilled contracts. Excluded from the backlog is a customer deposit from Aventis which was $3,000,000 on December 31, 2005, and $3,960,000 on December 31, 2004. However, in 2005 the Company concluded that the deposit will likely not be recognized as revenue and should not be included in backlog. The Company believes that the expected lack of performance by Aventis relating to this customer deposit stems from the Aventis acquisition by Sanofi. Sanofi-Aventis has communicated to the Company that after the acquisition Aventis is undertaking a new direction and that the services will likely not be needed (see further discussion at Note 10 to the consolidated financial statements).
     The backlog is recognized into revenue as the services are performed. Approximately 50% of the total backlog is expected to be recognized as revenue in 2006. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     On March 11, 2005, the MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard.

Approximately $1,304,000 of the $1,800,000 Elron sales backlog was assumed by CyberGuard as part of the sale (see Note 4 to the consolidated financial statements).
     On September 30, 2005, the Dr. Chart product, which was acquired in the MyDocOnline acquisition, was sold to MITEM. Deferred revenue of approximately $739,000 was assumed by MITEM as part of the purchase agreement (see Note 4 to the consolidated financial statements).
Seasonality
     The Company does have some cyclicality to its sales due to the concentration of contract anniversary dates in the first half of the year for several of its larger Secure e-Messaging customers, but this is more because of happenstance than any inherent underlying seasonality to its businesses.
Geographic Information
     ZixCorp’s operations are primarily based in the United States (“U.S.”), with approximately 13% of employees located in Canada. The Company does not operate or have dependencies on any other foreign countries. ZixCorp revenues and orders to date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2005, were held in the U.S.
Available Information
     ZixCorp’s business involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. See Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a description of certain management assumptions, risks, and uncertainties relating to the Company’s operations.
     ZixCorp was incorporated in Texas in 1988. ZixCorp’s executive offices are located at 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.
     The Company files annual, quarterly, current and other reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”), pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy and other information statements, and other information regarding issuers, including ZixCorp, that file electronically with the SEC. The address of the site is www.sec.gov.
     ZixCorp’s Internet address is www.zixcorp.com. Information contained on the Company’s Web site is not part of this report. The Company makes available free of charge through this site, under the heading “Investor Relations,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.
Item 1A. Risk Factors
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
     We have incurred significant operating losses in previous years and we continue to use significant amounts of cash for our business operations, which could result in us having insufficient cash to fund our operations under our current business plan.
     We have incurred significant operating losses in previous years. Our businesses operate in emerging markets and developing these businesses is costly and the market is highly competitive. Emerging-market businesses like ours involve risks and uncertainties, and there are no assurances that we will be successful in our efforts.
     Our liquidity and capital resources remain limited. There can be no assurance that our liquidity or capital resource position would allow us to continue to pursue our current business strategy after the proceeds from the issuance of our August 2005 private placement are expended. As a result, we could be forced to further augment our cash position through additional cost reduction measures, sales of assets, additional financings, or a combination of these actions. There is no assurance that we will be able to raise additional capital if and when needed or on favorable terms. If we cannot raise capital, we might have to alter our business model. Any of these adverse events could substantially diminish the value of our common stock.
     The market may not broadly accept our secure e-messaging and e-prescribing solutions and services, which would prevent us from operating profitably.
     We must be able to achieve broad market acceptance for our secure e-messaging and e-prescribing solutions and services, at a price that provides an acceptable rate of return relative to our costs in order to operate profitably. We have not yet been able to do this. Furthermore, PocketScript®, our e-prescribing service, operates in an emerging market. There is no assurance that this market will develop sufficiently to enable us to operate our PocketScript business profitably. There is no assurance that any of our services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably.
     Failure to enter into additional or to maintain existing sponsorship agreements for our PocketScript e-prescribing service and generate other revenue opportunities from PocketScript could harm our business.
     Our PocketScript business has incurred significant operating losses. Through December 31, 2005, significant orders for our PocketScript e-prescribing service came from sponsorship agreements with healthcare payors. Under our payor-sponsorship business model, we deploy PocketScript to the end-user physician and provide the end-user physician a subscription to use the service in return for payments from the healthcare payor. These payments are in the form of guaranteed payments from the healthcare payor or contingent payments that are based on contractually specified performance metrics. In some cases, these contingent payments could represent a substantial portion of the revenue opportunity under the contract. Substantially all of the end-user physicians who are using the PocketScript service and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. Although we believe that physicians will pay to use the PocketScript service following the one year of service paid for by the healthcare payors or that healthcare payors will extend their sponsorship, there is no assurance that they will do so.
     In addition, we obtain revenue from prescription transaction fees from pharmacy benefit managers and others with respect to the electronic prescriptions processed through our e-prescribing service. Increasing our active physician user base and increasing prescription transaction fees are critical to the success of our plan to achieve profitability in our e-prescribing business.
     Failure to sign follow-on orders with additional healthcare payors from whom a significant portion of our revenues are received or sign new sponsorship agreements with other payors in the coming months, or generate significant revenue from contingent payments, or maintain and identify other revenue opportunities for our e-prescribing services, such as add-on applications or prescription transaction fees, and/or new uses for the transaction data itself, will prevent us from achieving significant revenues from our e-prescribing services.
Healthcare providers may fail to adopt our PocketScript service.
     Our PocketScript e-prescribing service is targeted to the emerging market for providing secure communications among healthcare providers to deliver information in an efficient, economical manner. This is an emerging market, and the success of PocketScript is dependent, in large measure, on physicians changing the manner in which they write prescriptions. Our challenge is to make this new business attractive to physicians, and ultimately, profitable. To do so has required, and will require, us to invest significant resources, including significant amounts of cash. There is no assurance that enough paying users will ultimately be obtained to enable us to operate the PocketScript business profitably.

     Failure to significantly increase our base of PocketScript users or obtain significant prescription transaction fees may result in failure to achieve the critical mass of physicians and revenue to build a successful business.
     We incur significant up front costs in connection with initially establishing our PocketScript e-prescribing service with the physician users. Under our current business model, third party payors typically pay all or a majority of the variable costs of initially establishing our e-prescribing service, and a limited amount of the overhead costs associated with our e-prescribing business. Our plan is to obtain additional revenues in the form of recurring annual subscription fees to use our e-prescribing service, either paid by the third party payors or the physicians. In addition, we must obtain additional revenues from prescription transaction fees to operate this line of business profitably. As our base of physician users grows through additional physicians subscribing to use our service and the retention of existing users, we hope to generate enough revenue to become profitable in this line of business. Increasing our physician user base and increasing prescription transaction fees are critical to the success of this plan.
     The preponderance of the prescription transaction fees that we currently receive are from two pharmacy benefit managers, which manage the prescription benefits for their health plan customers, and one electronic script aggregator, which receives scripts written by the physician user of our PocketScript e-prescribing service and transmits them via electronic data interchange to retail pharmacies. Our contracts with these persons are short term, meaning that the other party could cancel the contract and require us to renegotiate the contract at lower fee levels or on other unfavorable terms and conditions. These unfavorable terms and conditions could increase our costs and could require us to revise our business model.
     In sum, there is no assurance as to whether, or how quickly, we will be able to increase our user base or prescription transaction fees to such a level that would enable this line of business to operate profitably. If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our-e-prescribing business, or raise additional capital.
     Competition in our businesses is expected to increase, which could cause our business to fail.
     Our Zix-branded solutions and services are targeted to the secure e-messaging services market. Our PocketScript business is targeted to the emerging market for electronic prescriptions. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, an increasing number of competitors have entered the market.
     There are many large, well-funded participants in the information technology security industry; however, few currently participate in the secure e-messaging services market in which our Zix-branded solutions and services compete. Our service offerings are focused on the secure communications market, including secure e-messaging. Companies that compete with our Zix-branded secure e-messaging business include content management and secure delivery companies, such as Tumbleweed Communications Corp., and other secure delivery participants, such as Voltage Security, PostX, PGP Corporation, Certified Mail, Authentica, and Sigaba Corporation.
     In addition, we face competition from vendors of Internet server appliances, operating systems, networking hardware, network management solutions, and security software, many of which now, or may in the future, develop or bundle secure e-messaging into their products.
     Our PocketScript e-prescribing service applies the benefits of e-messaging to the medical prescription process by enabling providers to write and transmit prescriptions electronically directly to the pharmacy. Participants in the e-prescribing space include AllScripts Healthcare Solutions, MedPlus, Dr. First, Inc., InstantDX LLC, and iScribe. Competition from these companies and from vendors in related areas, such as electronic medical records vendors — who are expected to include e-prescribing services as an element of their service offering — is expected to increase.
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
     The evolving nature of the secure e-messaging and e-prescribing businesses require us to continually develop and introduce new and related solutions and services and to improve the performance, features, and reliability of our existing solutions and services, particularly in response to competitive offerings.

     We have under development new feature sets for our secure e-messaging and e-prescribing businesses. We may also introduce new services. The success of new or enhanced features and services depends on several factors — primarily market acceptance. We may not succeed in developing and marketing new or enhanced features and services that respond to competitive and technological developments and changing customer needs. This could harm our business.
     If the market for secure e-messaging and e-prescribing services and related services does not continue to grow, demand for our solutions and services will be adversely affected.
     The market for secure e-messaging is a developing market. The market for e-prescribing is an emerging market. Continued growth of the secure e-messaging and e-prescribing services markets will depend, to a large extent, on the market recognizing the need for secure electronic communications, such as email encryption and e-prescribing. Failure of these markets to grow would harm our business.
     Future asset impairments could affect our financial results.
     On September 30, 2005, we sold our other MyDocOnline service, Dr. Chart, a Web-based communication tool that connects healthcare providers and hospital-based laboratories by allowing doctors to initiate lab orders, check medical necessity compliance, and view results rapidly and accurately using a secure Internet connection. The sale of the Dr. Chart service resulted in ZixCorp recognizing a one-time, non-cash loss from the sale in the third quarter of 2005 totaling $4.8 million. The primary factor in determining the amount of the loss was the inclusion of the full amount of goodwill associated with the purchase of MyDocOnline, totaling $4.8 million.
     As of December 31, 2005, we have $2.2 million of goodwill on our balance sheet relating to the eSecure product line. Goodwill is evaluated at least on an annual basis or whenever there is a reason to question if the goodwill values are impaired. We also have $4.2 million of property and other long-lived assets. The carrying value of these assets are evaluated whenever there is reason to question if the values are impaired. Future events could impact the valuation of goodwill and long-lived assets. It is possible that we may incur further charges for other asset impairments in the future as we evaluate the prospects of our various lines of business and the use of technologies acquired by us from third parties via asset acquisitions in 2003 and 2004.
     Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and/or upgrade our systems to meet increased use, which would result in reduced revenues.
     While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point we may be required to materially expand and/or upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network, particularly since we have significantly expanded our potential customer base by the growing use of our PocketScript service, which is supported by our ZixData CenterTM . In addition, we may not be able to expand and/or upgrade our systems and network hardware and software capabilities in a timely manner to accommodate increased traffic on our network. If we do not timely and appropriately expand and/or upgrade our systems and network hardware and software, we may lose customers and revenues.
     Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our solutions and services.
     Our business depends on the uninterrupted operation of our data centers — currently, our ZixData Center located in Dallas, Texas; and the Austin, Texas data center used for fail-over and business continuity services. We must protect these centers from loss, damage, or interruption caused by fire, power loss, telecommunications failure, or other events beyond our control. Any damage or failure that causes interruptions in our data centers’ operations could materially harm our business, financial condition, and results of operations.
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
     Secure messages sent through our ZixPort® and ZixMessage CenterTM messaging portals, in connection with the operation of our secure e-messaging services, include personal healthcare information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network; and individual prescription histories transmitted through our PocketScript e-prescribing system and other personally identifiable health care information will reside in our secure data center network. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our Internet-related services.
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
     Also, three purported shareholder derivative lawsuits have been filed against us and certain of our current and former officers and directors. The shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name ZixCorp as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above and others. The suits seek to require ZixCorp to initiate legal action for unspecified damages against the individual defendants named in the purported shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, and misappropriation of information; and seek contribution and indemnification against the individual defendants.
     These lawsuits may require significant management time and attention and could result in significant legal expenses. While we believe these lawsuits are without merit and intend to defend them vigorously, we are unable to predict the scope or outcome of these matters and quantify their eventual impact, if any, on our company. An unfavorable outcome could have a material adverse effect on our business, operating results, cash flow, and financial condition. We maintain insurance that may limit our financial exposure for defense costs and liability for an unfavorable outcome, should we not prevail, for claims covered by the insurance coverage.
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
     We subject our solutions and services to quality assurance testing prior to release. Regardless of the quality assurance testing, any of our solutions could contain undetected defects or errors. In particular, our PocketScript system is used to transmit prescriptions. Defects or errors in our PocketScript system could result in inaccurate prescriptions being generated, which could result in injury or death to patients. Undetected defects or errors could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs, or increased service and warranty costs. Any one of these could prevent us from implementing our business model and achieving the revenues we need to operate profitably.
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
     We depend on key personnel.
     We depend on the performance of our senior management team — including our Chairman, CEO, and President, Richard D. Spurr, and our Vice President of Finance and Administration, CFO, and Treasurer, Bradley C. Almond, and their direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain, and motivate these individuals. There are no binding agreements with any of our employees that prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain, and motivate key employees could harm our business.
     We rely on third parties.
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
     Furthermore, boards of pharmacy in the various states in which our PocketScript business operates regulate the process by which physicians write prescriptions. While regulations in the states in which this business currently operates generally permit the electronic writing of prescriptions, such regulations could be revised in the future. Moreover, regulations in states in which our PocketScript business does not currently operate may not be as favorable and may impede our ability to develop business in these states.
     The federal government has proposed regulations to create an exception to the prohibition on physicians’ referrals to health care entities with which they have financial relationships for certain electronic prescribing arrangements, to be codified at 42 C.F.R. §411.357(v), and an exception to the related federal health care anti-kickback rules for certain electronic prescribing arrangements, to be codified at 42 C.F.R. §1001.952(x). The purpose of the proposed regulations is to encourage physicians to use electronic prescribing systems to create and deliver prescriptions to the pharmacy. The proposed regulations seek to accomplish this purpose by creating certain safe harbors that are intended to encourage health care entities, such as health insurance companies and hospitals, to provide financial incentives to physicians to use electronic prescribing systems. There is no assurance that the final regulations will actually encourage the use of electronic prescribing systems. Furthermore, the final regulations could provide other participants in the market a competitive advantage or could have currently unforeseen consequences that harm our business.

     Also, future state or federal regulation could mandate standards for the electronic writing of prescriptions or for the secure electronic transmittal of personal health information through the Internet that our technology and systems do not comply with, which would require us to modify our technology and systems. The costs of compliance could be substantial.
     Our stock price may be volatile.
     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last few years. As of February 15, 2006, there was a short position in our common stock of 3,552,617 shares, which may affect the volatility of our stock price.
     One investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.
     George W. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 11.4% of our outstanding common stock (measured as of February 13, 2006). Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.
     We have a certain amount of debt and may be unable to service or refinance this debt, or servicing this debt may restrict cash available for our business operations, or complying with the covenants of the debt could restrict certain desired business actions.
     As of December 31, 2005 our total outstanding indebtedness, including capital leases, requires us to make payments totaling $8.1 million payable over the next two years, excluding interest. This level of debt could have negative consequences. For example, it could:
•	result in our inability to comply with the financial and other restrictive covenants in our outstanding convertible notes, which among other things, require us to maintain specified cash levels and limit our ability to incur debt and sell assets, which could in turn result in an event of default that, if not cured or waived, could have a material adverse effect on our operations;

•	require us to dedicate a substantial portion of our cash flow from operations to make scheduled principal payments on our debt or to meet required cash reserves, thereby reducing the availability of our cash flow for working capital, capital investments, and other business activities;

•	increase our vulnerability to adverse industry and general economic conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital investments, and other business activities;

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable; and

•	limit our flexibility to plan for, and react to, changes in our business and our industry.
     We have a significant amount of convertible securities and related warrants outstanding and may issue additional equity securities in the future. Conversion or redemption of our outstanding convertible note into our common stock, exercise of the outstanding warrants, and future issuances or conversion of other securities will dilute the ownership interests of existing shareholders.
     The outstanding balance of our convertible promissory note was $5.0 million at December 31, 2005. Per the terms of our convertible note, the full amount outstanding may be converted by the holders at a conversion price of $5.38 per share. If fully converted at this price, we could be obligated to issue an additional 929,368 shares of our common stock, assuming shareholder approval. We have also issued warrants covering 1,910,834 shares of our common stock to the current and former holders of the convertible notes and additional warrants to purchase 166,667 shares of common stock were issued to the placement agent for the transaction. Including these warrants, we have outstanding warrants and options, including options held by our employees, covering approximately 15.2 million shares of our common stock with exercise prices ranging from $1.44 to $57.60.
     The issuances of shares of common stock in respect of the convertible note and these warrants and options would result in a substantial voting dilution of our current shareholders. Any sales in the public market of the common stock issuable upon such conversion or redemption of the notes or exercise of the warrants and options could adversely affect prevailing market prices of our common stock.
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
     Finally, as a result of the anti-dilution provisions of the warrants described above, we may be obligated to register with the SEC additional shares of common stock issuable to the warrant holders for public resale.
     We may have liability for indemnification claims arising from the sale of our Web Inspector ® , Message Inspector ® , and Dr. Chart ® product lines.
     We disposed of our Web Inspector and Message Inspector product lines in March 2005 and our Dr. Chart product line in September 2005. In selling those products, we agreed to provide customary indemnification to the purchasers of those businesses for breaches of representations and warranties, covenants, and other specified matters. Indemnification claims could be asserted against us with respect to these matters. The Company has evaluated these indemnifications and determined that no accrual is currently necessary.
     We may encounter other risks.
     We may encounter other unanticipated risks and uncertainties in the markets we serve or in developing new services, and we cannot give assurance that we will be successful in responding to any unanticipated risks or uncertainties.
     There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the SEC. We are, of course, also subject to general economic risks.
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” and other similar expressions. Such forward-looking statements may be contained in the “Risk Factors” section above, and the “Management’s Discussion and Analysis” below, among other places.
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

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     During 2005 ZixCorp leased properties that are considered material to the operations of the Company in the following locations: Mason, Ohio; Burlington, Massachusetts; Ottawa, Ontario, Canada; as well as in Dallas, Round Rock, and Austin, Texas. With the exception of the Dallas and Austin offices, all locations are used solely for selling, marketing, and development activities. The Dallas office is the Company headquarters and the location of the ZixData Center. The Austin location maintains the equipment necessary for full disaster recovery and is not used to support ongoing company operations. The ZixCorp facilities are suitable for the Company’s current needs and are considered adequate to support expected growth. The Company has excess capacity in Round Rock, Texas and is seeking to reduce the current space in that location.
Item 3. Legal Proceedings
     Beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas against the Company and certain of its current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003 and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act during this time period. These several class action lawsuits have been consolidated into one case. The named defendants are Zix Corporation, Dennis F. Heathcote, Daniel S. Nutkis, John A. Ryan, Ronald A. Woessner, and Steve M. York.
     The Company has filed a motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and also pursuant to the Private Securities Litigation Reform Act. The Company anticipates that it will be some months before the U.S. District Court rules on the Company’s motion.
     Also, three “shareholder derivative” lawsuits have been filed against the Company and certain named individuals, as described below. The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as Bradley C. Almond, Wael Mohamed, Russell J. Morgan, Richard D. Spurr, and the Company’s current (and former) outside directors, Charles N. Kahn, III, Michael E. Keane, James S. Marston, Paul E. Schlosberg, Antonio R. Sanchez III, and Ben G. Streetman. The suits seek to require the Company to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, gross mismanagement, waste of corporate assets, and misappropriation of information and seek contribution and indemnification against the individual defendants. One of the shareholder derivative lawsuits was stayed by agreement of the parties pending resolution of the shareholder class action lawsuits. The second shareholder derivative lawsuit was stayed by agreement of the parties until March 1, 2006. If the plantiffs do not agree to a further stay of this lawsuit, the Company intends to file a motion to compel a further stay. The individual defendants and the Company have filed a motion to stay the third shareholder derivative lawsuit. Two of the derivative lawsuits are pending in the U.S. District Court for the Northern District of Texas, Dallas Division, and the other is pending in the County Court at Law No. Two, Dallas County, Texas.
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
Item 4. Submission of Matters to Vote of Security Holders
     On August 9, 2005, the Company agreed to sell and issue to certain purchasers (the “Purchasers”) under a securities purchase agreement (the “Securities Purchase Agreement”) an aggregate of 10,503,862 units. Each unit consisted of (i) one share of the Company’s common stock, par value $0.01 per share, and (ii) a related warrant to purchase 0.33 of one share of its common stock. Under Nasdaq rules the Company could not, without the approval of its shareholders, issue more than 6,511,000 shares of its common stock (Or 19.99% of its issued and outstanding shares immediately prior to the execution of the Securities Purchase Agreement). Due to these limitations, the Company issued only an aggregate of 6,302,318 shares of common stock and related warrants to purchase an additional 2,079,767 shares of its common stock to the Purchasers at the closing of the Securities Purchase Agreement in exchange for proceeds of approximately $15,773,000 ($14,609,000 in net proceeds to the Company after transaction fees of $1,164,000).
     On November 21, 2005, the Company held a special meeting of shareholders. At this meeting, shareholders were asked to consider and vote upon a proposal to issue the balance of the shares and warrants that the Purchasers agreed to purchase from the Company (i.e., an aggregate of 4,201,544 shares of common stock and related warrants to purchase 1,386,507 additional shares of the Company’s common stock). The tabulation of votes with respect to the issuance of the excess securities is as follows:

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
11,716,682	1,118,195	80,678	21,421,229
     The shareholders elected Robert C. Hausmann, Charles N. Kahn III, and Paul E. Schlosberg as members of the Company’s Board of Directors. The tabulation of votes with respect to the election of directions is as follows:

NOMINEE	FOR	WITHHELD
Robert C. Hausmann	33,454,426	882,358
Charles N. Kahn III	33,529,489	807,295
Paul E. Schlosberg	33,475,160	861,624
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     ZixCorp’s common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for 2005 and 2004. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

	2005		2004
Quarter Ended	High	Low	High	Low
March 31	$5.34	$2.67	$17.50	$8.04
June 30	$3.92	$2.50	$18.55	$6.33
September 30	$3.84	$1.94	$7.95	$3.81
December 31	$2.50	$1.50	$6.25	$3.84
     At March 6, 2006, there were 49,693,167 shares of common stock outstanding held by 526 stockholders of record. On that date, the last reported sales price of the common stock was $1.59.
     ZixCorp has not paid any cash dividends on its common stock since 1995 and does not anticipate doing so in the foreseeable future. However, there are no restrictions preventing the Company from doing so.
     Certain information pertaining to ZixCorp securities authorized for issuance under equity compensation plans is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information” in the Company’s 2006 Proxy Statement.
     In 2005, the Company did not engage in any share repurchase program of its common stock.

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto included elsewhere herein. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Revenues(1)	$13,964	$14,127	$5,840	$1,672	$317
Cost of revenues(2)	(14,194)	(15,878)	(8,211)	(8,999)	(14,996)
Research and development expenses(2)	(6,520)	(9,331)	(5,896)	(6,180)	(9,019)
Selling, general and administrative expenses(2)	(26,358)	(29,399)	(19,907)	(19,335)	(29,892)
Customer Deposit Forfeiture(3)	960	—	—	—	—
Net Loss on Sale of Product Lines(4)	(3,716)	—	—	—	—
Loss on Extinguishment of Convertible Debt(5)	(1,283)	—	—	—	—

Asset impairment charge(6)	(288)	(675)	—	—	—
Interest expense(7)	(6,848)	(801)	(13)	(2,141)	—
Loss from continuing operations	(43,596)	(42,040)	(27,667)	(34,299)	(56,794)
Basic and diluted loss per common share from continuing operations(8)	(1.20)	(1.33)	(1.23)	(2.07)	(3.32)

Shares used in computing basic and diluted loss per common share	36,452	31,533	23,525	18,129	17,083

Balance Sheet Data:
Working capital(11)	9,348	4,913	7,283	13,668	17,266
Total assets	34,115	52,242	26,419	21,000	32,436
Debt obligations(9)	7,063	19,252	—	—	—
Convertible preferred stock(10)	—	—	—	5,653	—
Stockholders, equity	10,397	14,765	17,919	11,545	27,529

The Company acquired substantially all of the operating assets and the businesses of PocketScript, Elron Software, and MyDocOnline in July and September of 2003, and January 2004, respectively. The results of operations of PocketScript, Elron Software, and MyDocOnline are included in the Company’s results of operations from their dates of acquisition. On March 11, 2005, the MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard (see Note 4 to the consolidated financial statements). On September 30, 2005, the Dr. Chart product line was sold to MITEM (see Note 4 to the consolidated financial statements). During 2000 and extending through the third quarter of 2003, the Company’s reporting classification was that of a development stage company.

Notes on Selected Financial Data

(1)	Revenues were insignificant during years 2001 and 2002. The respective increases in revenue were mainly due to the nature of the Company’s subscription-based secure e-messaging business, which is experiencing renewal rates of 95% combined with continued additions of new customers. Revenue growth was further bolstered by the acquisitions of MyDocOnline in January 2004 and PocketScript and Elron Software in July and September 2003. Increased revenues resulting from these acquisitions totaled $4.0 million, $4.2 million and $1.3 million in 2005, 2004 and 2003, respectively. On March 11, 2005, the MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard. During 2005, the MI/WI product lines contributed $0.6 million to total revenues (see Note 4 to the consolidated financial statements) versus revenues in 2004 and 2003 of $4.1 million and $1.3 million respectively. On September 30, 2005, the Dr. Chart product line was sold to MITEM. During 2005, this product line contributed $0.3 million to total revenues (see Note 4 to the consolidated financial statements) versus revenues in 2004 of $0.5 million.

(2)	In 2005, 2004, 2003, 2002, and 2001, expenses associated with continuing operations include non-cash stock-based compensation of $1.1 million, $4.1 million, $1.0 million, $2.5 million, and $8.4 million, respectively. These were often in association with reductions in force and related severance agreements. In 2001, cost of revenues includes a $3 million write-off of digital identification certificates. Selling, general, and administrative expenses include advertising costs of $0.8 million, $0.7 million, $1.4 million, $2.9 million, and $4.5 million for 2005, 2004, 2003, 2002, and 2001, respectively.

(3)	A Master Services Agreement was entered into with Aventis for $4.0 million on January 30, 2004, for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1.0 million, $1.0 million, and $2.0 million prior to January 30, 2005, January 30, 2006, and January 30, 2007 respectively. The services are to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company for other customers. Aventis paid the $4.0 million upon execution of the Master Services Agreement. Subsequent to the MyDocOnline acquisition, Aventis merged with Sanofi and the rights under this agreement were transferred to the new company, Sanofi-Aventis. Sanofi-Aventis has expressed to the ZixCorp that after the merger, the combined company would have other focuses and they forfeited the remaining 2005 element of the deposit for that year totaling $0.96 million (see Note 10 to the consolidated financial statements).

(4)	On March 11, 2005, the Company sold its MI/WI product lines to CyberGuard. The net gained realized on the sale was $1.0 million. On September 30, 2005, the Company sold its Dr. Chart product line to MITEM. The net loss recognized on the sale was $4.8 million. The combined impact of these transactions is a net loss of $3.7 million for 2005. (see Note 4 to the consolidated financial statements)

(5)	On December 30, 2005, the Company transacted an early extinguishment of 50% of the outstanding balance of the convertible notes payable (see Note 11 to the consolidated financial statements). The total loss on the extinguishment of debt was $1.3 million.

(6)	In 2005, the Company recorded a $0.3 million asset impairment charge on certain fixed assets that were not being utilized and had no identifiable value to the Company (see Note 7 to the consolidated financial statements). In 2004, the Company shutdown all activity associated with its Connect product. As a result, an impairment of the developed technology asset was recognized for $0.7 million (see Notes 4 and 8 to the consolidated financial statements).

(7)	In 2005, interest expense includes charges of $6.4 million related to the Company’s $20 million in convertible notes and related warrants issued on November 2, 2004. The interest expense from the initial purchase agreement included amortization of the warrants value as a discount on the notes, deferred finance charges and stated interest. In 2005, the Company restructured the notes and created a beneficial conversion feature which was valued at $2.5 million and fully amortized in 2005 (see Note 11 to the consolidated financial statements).

In 2004, interest expense also included charges of $0.5 million, which relates to the $20 million aggregate convertible notes. In 2002, interest expense included a charge of $1.7 million representing the beneficial conversion feature resulting from the issuance of notes payable convertible into shares of common stock at an effective price less than the fair market value of the common stock on the date the notes were issued.

(8)	In calculating the basic and diluted loss per common share for 2003 and 2002, the Company’s loss from continuing operations and net loss have been increased by $1.4 million and $3.2 million, respectively, representing the preferred stock dividends associated with the Series A and Series B convertible preferred stocks.

(9)	Debt obligations at December 31, 2005 consist of convertible promissory notes payable totaling $4.4 million, promissory notes payable totaling $2.2 million, a short-term promissory note totaling $0.3 million and capital leases totaling $0.2 million. All notes payable are shown net of unamortized discounts. December 31, 2004 balance consisted of convertible promissory notes payable totaling $17.2 million, promissory note payable totaling $1.8 million, and capital leases totaling $0.2 million (see Note 11 to the consolidated financial statements).

(10)	With regards to the outstanding shares in 2002, all of these shares and related accrued dividends were converted throughout 2003 into shares of the Company’s common stock.

(11)	Working capital includes customer deposits and deferred revenue totaling $8.1 million, both as of December 31, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company operates in a single reporting segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two product lines: eSecure and eHealth.
     eSecure is a comprehensive suite of secure messaging solutions which allow an enterprise to use policy driven rules to determine which emails need to be sent securely in order to comply with regulations or corporate policy. The eSecure portfolio of commercial products and services include: ZixMail, a desktop solution for encrypting and securely delivering email; ZixVPM (Virtual Private Messenger), an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications; ZixAuditor, an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies; and ZixPort, a secure Web-messaging portal. Further, the Company first targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act (HIPAA), a 1996 law that requires protected health information to be safeguarded over open networks, are driving demand. The privacy regulations for this law took effect in April 2003 and the security regulations took effect in April 2005. The Company continues to make a strategic effort to expand its direct sales and marketing outside of its core market of health care into insurance and finance, as well as made efforts to expand the Company’s distribution and reseller networks, which target non health care vertical markets. eSecure had previously included the MI/WI products, previously acquired in the Elron Software, Inc. acquisition in September 2003, which were sold to CyberGuard in March 2005 (see Note 4 to the consolidated financial statements). eSecure is commonly referred to herein as Secure Messaging.
     In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development-stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into eHealth, specifically, the e-prescribing marketplace, which is viewed as a promising market as more physicians leverage technology in delivering care. eHealth consists of an e-prescribing solution that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to a pharmacy. During the prescribing process, the physician is provided with information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format thus allowing the physician to leverage technology for better patient care at the point of delivery. This expansion was paired with the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the safety of written prescriptions declines. The Company’s primary go-to-market model regarding the PocketScript product, is to sell the service to major national insurance payors, such as Blue Cross Blue Shield entities and Aetna, who in turn provide it to physicians (sponsorship of the service) in their coverage area. Economically, the Company relies on the annual service fees paid by the insurance payors or the physicians as well as current and future anticipated transaction fees in order to make this business profitable. eHealth had previously included the Dr. Chart hospital-based lab results delivery product, previously acquired in the MyDocOnline acquisition in January 2004, which was sold to MITEM in September 2005 (see Note 4 to the consolidated financial statements).
     The foundation of the Company’s business strategy is the development of a subscription business. The Company seeks to build and maintain reliable revenue growth by adding new customers while retaining a high percentage of existing customers. The subscription model requires large up front investment to establish the service but over time the fixed set up costs are exceeded by the recurring subscription fees. The nature of the subscription business provides superior returns after the setup costs are overcome as incremental costs to add new users are very low relative to the incremental subscription revenue. Additionally, the Company is expecting transaction fees associated with its e-prescribing business to augment its annual service fees.
     In 2005, the Company was successful in reducing its product offerings to focus on two core products where it feels it has a competitive advantage. These two core products are Secure Messaging (eSecure) and e-prescribing (eHealth). As a secondary but equally important business strategy, the Company is balancing the mature and cash producing nature of its mature offering, eSecure, with the start up and net cash investing offering of eHealth.
     Operationally, the success of the Company is primarily associated with the following key metrics:
•	New subscriptions (termed new first year orders) for the Secure Messaging solution

•	Renewal rates for the Secure Messaging service

•	New insurance payor sponsorships of the PocketScript service to physicians

•	Successful adoption and usage of the PocketScript service by physicians

•	Retention of the users (physicians) of the PocketScript service

•	Future transaction fees (or related fees) associated with the use of the PocketScript service

•	The ability to increase the business volume with reasonable cost increases

     Known trends regarding these key metrics and their implication on the Company’s current and future capital requirements are discussed throughout this MD&A.
     Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early-stage enterprise is costly and speculative. The Company’s growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses in prior years, the use of cash resources continues at a substantial level and the Company anticipates further operating losses in 2006. The Company will continue to place a strong emphasis on actions to become cash flow breakeven as it balances the need for investments in the e-prescribing emerging market with its maturing and contributing Secure Messaging product. This emphasis might entail near term cost reductions that may come in the form of workforce reductions, decreased investments in certain areas of the business, geographic consolidation, the incurrence of debt or sale of additional common stock. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company.
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
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified intangibles and property and equipment aggregating $4,211,000 or 12% of total assets at December 31, 2005. The property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the value has been diminished or impaired. The amount of a potential impairment is determined by comparing the carrying amount of an asset to the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     During the first quarter of 2005, the Company evaluated the estimated useful lives of the intangible assets relating to the MyDocOnline acquisition and the lives for developed technology and customer relationships were reduced to 3 years from 5 years and 4 years, respectively. This change in estimate is accounted for prospectively beginning January 1, 2005. Should conditions emerge that require these assets to be impaired, the Company could recognize a sizable loss. Also during 2005, the Company recorded a $288,000 impairment charge on fixed assets that were not being utilized and which had no perceived future value.
     Goodwill, totaling $2,161,000 or 6% of total assets at December 31, 2005, represents the remaining cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software. Goodwill was $9,119,000 or 17% of total assets at December 31, 2004.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized; however, the Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based upon the Company’s market capitalization, which is based on the number of shares of outstanding stock and market price of the stock. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. The sale of the Message Inspector and Web Inspector products in the first quarter of 2005, which were a significant part of the Elron acquisition, caused the Company to evaluate the goodwill associated with the sale of net assets representing a portion of the eSecure reporting unit. As a result, the Company reduced goodwill in the first quarter of 2005 by $2,161,000 as part of the carrying value of the net assets related to that transaction. This represented 50% of the acquired goodwill from the Elron acquisition. The sale of the Dr. Chart product caused the Company to evaluate the goodwill associated with the purchase of MyDocOnline, of which Dr. Chart was a significant portion. As a result, the Company included in the carrying amount of assets sold in the Dr. Chart sale, the entire goodwill balance of $4,797,000 associated with the acquisition of MyDocOnline. See Note 4 to the consolidated financial statements for additional discussion of these transactions.
     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.
Deferred Tax Assets
     Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carry-forwards and unused tax credits will be realized on future federal income tax returns. At December 31, 2005, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $99,325,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
Revenue Recognition
     The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by SOP 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, Emerging Issues Task Force (“EITF”) Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple-element nature of ZixCorp’s contracts with customers and the potential for incorrect application of accounting guidance requires that revenue recognition be considered a critical accounting policy.
     The Company develops, markets, licenses and supports computer software products and services. The Company’s products can be placed into several key revenue categories where each category has similar revenue recognition traits; eSecure subscription-based services, the PocketScript e-prescribing service, various transaction fees and professional services. A majority of the revenues currently generated by the Company are through direct sales; however, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. For sales from the Company’s network of distributors and resellers, delivery occurs when the distributor sells the product to the end user. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue will be recognized until the customer accepts the product. Discounts provided to the customer are recorded as reductions in revenue.
     Subscription-based services include the Secure Messaging services of ZixMail, ZixVPM, ZixPort, and ZixAuditor, as well as certain products acquired from MyDocOnline (which were sold on September 30, 2005, see Note 4 to the consolidated financial statements). These services may include a combination of an appliance, software, secure electronic communications, and customer support throughout the subscription period. In all ZixCorp’s subscription services, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual payments. The subscription period begins on the date specified by the parties when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.

     From September 2003, and extending through the first quarter 2005, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions to customers under perpetual licensing arrangements. These perpetual software licenses were normally sold as part of multiple-element arrangements that included annual maintenance and/or subscription, and may have included implementation or training services. Acceptance for these products was generally when delivered if they were self-installable by the customer and upon installation if installation was required to be done by ZixCorp professional services. These products were primarily self-installed. Where VSOE had not been established for undelivered elements, revenue for all elements was deferred until those elements were delivered or their fair values determined. However, if VSOE was determinable for all of the undelivered elements, and the undelivered elements were not essential to the delivered elements, the Company deferred recognition of the fair value related to the undelivered elements and recognized as revenue the remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements was based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues were recognized as the services were rendered. The Company established VSOE for maintenance based upon the fact that maintenance was sold separately. Maintenance revenue was recognized over the term of the maintenance agreement, generally one year.
     On March 11, 2005, the Web Inspector and Message Inspector product lines, which perform anti-spam, e-mail content filtering, and Web filtering, were sold to CyberGuard and all related revenue ceased for ZixCorp. These product lines were acquired in September 2003 when the Company purchased Elron Software, Inc. Revenues for the Web Inspector and Message Inspector product lines were $646,000, $4,073,000 and $1,250,000 in 2005, 2004 and 2003, respectively. The sale of Message Inspector and Web Inspector is discussed further in Note 4 to the consolidated financial statements.
     On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM and all related revenue ceased for ZixCorp. This product was acquired in January 2004, when the Company purchased MyDocOnline. Revenues for the Dr. Chart product line were $330,000 and $451,000 for 2005 and 2004 respectively. The sale of Dr. Chart is discussed further in Note 4 to the consolidated financial statements.
     The Company has been recognizing revenue on the PocketScript e-prescribing service as a multiple element arrangement with separate units of accounting. VSOE is determined for the undelivered elements, and the residual value is assigned to the hardware device and is recognized upon installation of the device at an end-user location. Installation is determined by physical delivery of a functioning product. The fair values of the undelivered elements relate to ongoing services and are recognized ratably over the period of the service. The Company establishes VSOE for the service elements based upon contract renewal rates or fair market values if the element is commonly sold by others. Where the Company determines that VSOE cannot be established, the Company recognizes revenue for all elements in the arrangement ratably over the contractual service period. In the third quarter of 2005, the e-prescribing contract terms for new customers were changed to a more bundled arrangement which required that all revenue-related elements of the contract are accounted for together as subscription fees; thus, this revenue is being amortized over the contract life and reported as service revenues.
     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs or when the predetermined usage levels have been achieved.
     The Company does not offer stand alone services. Further, the Company’s services include various warranty provisions; however, warranty expense was not material to any period presented.
Deferred Cost of Revenue
     In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device, and are recorded as deferred cost of revenue. The deferred costs are then amortized into cost of revenue ratably over the period which revenue is recognized. The deferred cost of revenue of $265,000 is included in other assets as of December 31, 2005. There was no deferred cost of revenue balance at December 31, 2004.

Full Year 2005 Summary of Operations
Financial Statement
•	Revenue for the year 2005 was $13,964,000 from all products compared with $14,127,000 in 2004 and $5,840,000 in 2003.

•	Revenue from the two core products of Secure Messaging and PocketScript was $12,988,000 in 2005 compared with $9,603,000 in 2004 and $3,538,000 in 2003 for the same two products.

•	Net loss for the year 2005 was $43,596,000 compared with $42,040,000 in 2004 and $27,578,000 in 2003.

•	Ending unrestricted cash balance was $20,240,000 and the balance in restricted accounts was $5,135,000 on December 31, 2005.

•	The Company significantly reduced debt with a combination of cash and issuances of the Company’s common stock, going from $19,463,000 of debt at December 31, 2004 to $7,308,000 of debt at December 31, 2005.
Cost Reductions (Headcount Reductions)
•	The Company had full time headcount of 215 on December 31, 2005 compared to 270 on December 31, 2004.
o	Headcount was reduced by 17 due to the product divestitures discussed below.

o	Headcount was reduced by 38 as a cost reduction effort in early 2005.
Sale of Businesses (see Note 4 to the consolidated financial statements)
•	On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines (“MI/WI”) to CyberGuard for $3,244,000 net of transactions fees of $317,000. The Company realized a $1,035,000 gain on the sale.

•	On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM. As consideration, the Company received $150,000 in cash paid immediately after closing, a promissory note with an original principal amount of $550,000 (subject to certain adjustments) payable by mid-August 2007, and a warrant exercisable for 400,000 shares of MITEM common stock. The Company realized a $4,751,000 loss on the sale.
Private Placement of Common Stock and Warrants (see Note 12 to the consolidated financial statements)
•	On August 9, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) to issue and sell an aggregate of 10,503,862 units consisting of (i) one share of common stock of the Company, par value $0.01 per share (the “Common Stock”), and (ii) a related warrant to purchase one-third of one share of Common Stock. Total proceeds from the private placement were $26,288,000 before transaction costs of $2,087,000.
Redemption of 2004 Convertible Notes (see Note 11 to the consolidated financial statements)
•	In April 2005, the Company entered into amendments with the holders of the Company’s $20,000,000 convertible promissory notes to restructure the original purchase agreements signed on November 2, 2004. The restructuring resulted in the Company recording an additional discount of $2,518,000 relating to a beneficial conversion feature in the amended notes. This amount was fully amortized into interest expense during 2005.

•	The Company made all payments and redemptions required by the restructured convertible promissory notes throughout 2005. The required 2005 payments and redemptions included $10,000,000 of principal ($8,049,000 redeemed in stock, $1,951,000 paid in cash), $500,000 of early payment premium ($402,000 redeemed in stock, $98,000 paid in cash), and $1,204,000 of interest ($922,000 redeemed in stock, $282,000 paid in cash). The Company issued 5,274,133 shares of common stock during 2005 to pay the convertible promissory notes, prepayment premiums and related interest.

•	On December 30, 2005, the Company transacted an early extinguishment of 50% of the remaining outstanding balance of the convertible promissory notes ($5,000,000) utilizing restricted cash. As part of the partial debt extinguishment the Company paid a 5% early payment premium and all accrued interest. The Company recorded a loss on the extinguishment of debt of $1,283,000.
Results of Operations
Revenues
     The Company’s revenues have grown substantially from 2003 through 2005 from growth of the secure e-messaging market, primarily driven by HIPAA requirements in the healthcare industry, and from the 2003 and early 2004 acquisitions of new technologies. The Company recognized revenues from the products associated with these technologies immediately after their acquisition and continued to do so until their divestiture. Because of the increases in revenues stemming from the acquisition of PocketScript and the MI/WI products in 2003 and Dr. Chart in early 2004, and then the offsetting affects of the divestiture of the MI/WI products and Dr. Chart in 2005, the Company’s revenues between 2004 and 2005 decreased slightly or were relatively flat. However, the year-over-year increase in revenues for Secure Messaging and PocketScript, the Company’s remaining product lines, was 35%.
     Looking ahead, the Company’s revenue growth is expected to come from continued growth in the secure e-messaging market, including the healthcare industry, recent expansion into new vertical markets and broader distribution channels, and for the e-prescribing market, through broader market adoption of the e-prescribing technology. As to e-prescribing revenues, the Company expects that more arrangements will result in revenue being amortized over the contract life and reported as service revenues versus the previous arrangements that resulted in the hardware element being recognized as hardware revenues upon deployment.
     The following table sets forth a year-over-year comparison of the key components of the Company’s revenues:

				Variance		Variance
	Year Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
Services	$13,412,000	$11,282,000	$5,134,000	$2,130,000	19%	$6,148,000	120%
Hardware	443,000	1,519,000	—	(1,076,000)	(71%)	1,519,000	NA
Software	109,000	1,326,000	706,000	(1,217,000)	(92%)	620,000	88%

Total revenues	$13,964,000	$14,127,000	$5,840,000	$(163,000)	(1%)	$8,287,000	142%

     Secure Messaging is primarily a subscription-based service; the MI/WI products were primarily sold as perpetual licenses with annual maintenance and/or subscription contracts; prior to the third quarter 2005, the PocketScript e-prescribing service was sold as a subscription service with a larger first year fee relative to future years to accommodate the installation and distribution of a device, and the MyDocOnline product and services fell into either a subscription-based arrangement or a perpetual license sale. All or part of these products might incorporate a transaction-fee element where a per-event occurrence can generate service revenue. Additionally, the Company offers certain professional services in conjunction with its products. With the exception of perpetual software licenses (MI/WI products and occasionally the Dr. Chart product) and an early stage e-prescribing contract, the Company generally recognizes revenue over the life of a related service contract. The shift towards mostly subscription based offerings in late 2005 led to the decline in hardware and software revenue streams. In the fourth quarter 2005, there were no recorded hardware and software revenues. The subscription period begins upon deployment and customer acceptance of the ordered services. Sales returns and allowances occur infrequently and were not material in any period. Further, revenues result primarily from direct sales efforts, although the Company employed a network of distributors and resellers for the recently sold MI/WI products and increasingly is adding resellers for the Secure Messaging services.
     The Company believes that total revenues by product provides a more meaningful examination of the Company’s revenue sources and trends:

				Variance		Variance
	Year Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
Secure Messaging	$10,007,000	$7,071,000	$3,473,000	$2,936,000	42%	$3,598,000	104%
PocketScript	2,981,000	2,532,000	65,000	449,000	18%	2,467,000	NA

Subtotal before divested products or services	12,988,000	9,603,000	3,538,000	3,385,000	35%	6,065,000	172%

Entrust and AOS Service Agreements	—	—	1,052,000	—	—	(1,052,000)	(100%)
MI/WI Products	646,000	4,073,000	1,250,000	(3,427,000)	(84%)	2,823,000	226%
Dr. Chart and Connect	330,000	451,000	—	(121,000)	(27%)	451,000	N/A

Subtotal divested products or services	976,000	4,524,000	2,302,000	(3,548,000)	(78%)	2,222,000	97%

Total revenues	$13,964,000	$14,127,000	$5,840,000	$(163,000)	(1%)	$8,287,000	142%

     The $2,936,000 increase in Secure Messaging when comparing the years ended December 31, 2005 and 2004 is attributed to an increase in new subscribers to the Secure Messaging service while maintaining a high rate of customer renewals. The recurring nature of the subscription model makes revenue rise in a predictable manner assuming adequate subscription renewal rates and continued new additions to the subscription base. Adding to the predictability is the Company’s go-to-market model of selling primarily three-year subscription contracts with the fees paid annually at the inception of the year of service. In the second half of 2004, the Company substantially increased the list price for the Secure Messaging products. Throughout 2005 the Company has maintained that price increase and has experienced relatively consistent discount percentages off the list price over the last few years. When comparing years ended December 31, 2004 and 2003, the $3,598,000 increase resulted from new corporate customers primarily in the healthcare sector and service renewals by existing customers.
     The revenues from PocketScript increased by $449,000 when comparing the year ended December 31, 2005 and 2004. Under certain PocketScript contracts that were signed before 2005, the hardware component of the arrangement was immediately recognized as hardware revenue on installation and a portion of the fee is being recognized as service revenue ratably over the service period under the residual method. Overall deployments under all PocketScript contracts were relatively flat in 2005 compared to 2004 and in a subscription service model, this should lead to linear revenue growth. However, this growth was not realized, as installations in the first half of 2005 were primarily under pre-2005 contracts resulting in some immediate revenue recognition, while deployments in the second half of 2005 have almost all been under the new subscription contracts which resulted in all revenue being recognized over the contract service period. This resulted in a decline in PocketScript revenue in the third quarter ended September 30, 2005 relative to the preceding quarter and the fourth quarter ended December 31, 2005 was flat when compared with the preceding quarter. This trend resulting from the change in the contract mix could continue in the short term, but should be offset and surpassed over time with the more linear revenue recognition treatment under the new contracts assuming continued new deployments and adequate renewal rates. The market for the e-prescribing products is still in early stage development and not enough time has elapsed to examine the impact of price fluctuations. When comparing years ended December 31, 2004 and 2003, the $2,467,000 increase consisted of $1,519,000 in hardware sales for the handheld devices and $948,000 for related subscription services to physicians in 2004 under two insurance payor sponsorship agreements.
     The revenue from the Web Inspector and Message Inspector products declined by $3,427,000 when comparing the year ended December 31, 2005 and 2004. This decline is wholly attributed to the divestiture of these products in March 2005. When comparing years ended December 31, 2004 and 2003, the increase of $2,823,000 resulted from the acquisition in late 2003 providing a full year of revenue in 2004 verses a partial year of revenue in 2003. The Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard for a gain of $1,035,000. Deferred revenue was assumed by CyberGuard as part of the purchase agreement, which reduced the backlog by $1,631,000 (see Note 4 to the consolidated financial statements). The revenues from those products ceased on the date of sale and therefore, there are no expected revenues and additions to the backlog in the future.
     The revenue from the Dr. Chart and Connect products declined by $121,000 when comparing the year ended December 31, 2005 and 2004. This decline is wholly attributed to the shut down of Connect in November 2004 and the divestiture of Dr. Chart in September 2005. The Dr. Chart product, which was acquired in the MyDocOnline acquisition, was sold to MITEM for a loss of $4,751,000. Deferred revenue was assumed by MITEM as part of the purchase agreement, which reduced the backlog by $1,473,000 of which $739,000 had been recorded as deferred revenue and the remaining $734,000 had not yet been billed (see Note 4 to the consolidated financial statements). As MITEM assumed all service obligations, the revenues from this product ceased on the date of sale and therefore, there are no expected revenues and additions to the backlog in the future. There were no revenues from the Dr. Chart or Connect products in 2003 as the Company acquired these products with the MyDocOnline acquisition in January 2004.
     Revenue in 2003 of $1,052,000 relates to revenue of $764,000 from a marketing agreement with Entrust and $288,000 related to a distribution agreement with AOS. Quarterly services revenues in the first six months of 2003 included $234,000 per quarter resulting from the pro rata recognition of certain minimum payments associated with the marketing agreement with Entrust. These minimum payments aggregating $3,750,000 were being recognized as revenue ratably over the four-year maximum service period ending in December 2005. Entrust paid the Company a $1,000,000 guaranteed minimum payment in January 2003. In July 2003, the Company and Entrust mutually agreed to terminate the marketing agreement, since the marketing agreement as structured no longer served their respective business interests. In connection with the termination of the marketing agreement, Entrust paid the Company $700,000 and the scheduled minimum guaranteed payments to have been made in 2004 and 2005, totaling $2,750,000, were cancelled. As a result of the termination of this contract, revenues for the third quarter of 2003 included $296,000, which represented the final revenues to be recognized under this contract.
     In June 2001, the Company entered into an agreement with AOS Technologies, Inc. (“AOS”), formerly AlphaOmega Soft Co., Ltd., amended in 2002, whereby AOS became the exclusive distributor in Japan for certain of the Company’s services, including ZixMail and ZixVPM, through 2004. Pursuant to the distribution agreement, the Company received minimum payments totaling $300,000, $288,000 of which was included in deferred revenues on the Company’s consolidated balance sheet at June 30, 2003. In July 2003, after assessing the additional product and service requirements necessary to compete successfully in Japan and AOS’s failure to pay scheduled installment payments when due, the Company terminated the exclusive distributorship agreement. As a result of the termination of this contract, services revenues for the third quarter of 2003 included $288,000, which represented the final revenues to be recognized under this contract, and AOS’s scheduled future minimum payments totaling $900,000 were cancelled. The $288,000 represents all the 2003 revenue recognized under this agreement.
Backlog, Orders, and Deployments
     The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of December 31, 2005, the backlog was approximately $21,941,000 and is comprised of the following elements: $8,347,000 of deferred revenue that has been billed and paid, $2,969,000 billed but unpaid and approximately $10,625,000 of unbilled contracts. The backlog can be further divided by product, of which $19,849,000 is for Secure Messaging and $2,092,000 for PocketScript.
     Excluded from the backlog at December 31, 2005 is a customer deposit from Aventis of $3,000,000. The deposit is excluded from backlog because the Company currently does not expect that Aventis will request that any service be performed under the contract and that revenue will not be recognized. The Company believes that the expected lack of performance stems from the Aventis acquisition by Sanofi. Sanofi-Aventis has communicated to the Company that after the acquisition Aventis is undertaking a new direction and that the services will likely not be needed. Further discussion can be found at Note 10 to the consolidated financial statements.
     The backlog is recognized into revenue as the services are performed. Approximately 50% of the total backlog is expected to be recognized as revenue in 2006. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     The Company’s future revenue growth beyond what is scheduled to be recognized from the backlog is determined by additional new first year orders and total orders for Secure Messaging coupled with renewal rates for existing customers whose contracts are expiring. For PocketScript the future revenue will be determined by securing additional payor sponsorships, increasing adoption and utilization by the physicians, renewing existing deployments as they expire, and developing additional transactions based fees.
     The order input for Secure Messaging in 2005 was $16,600,000 compared with $12,100,000 in 2004. The new subscriber momentum is better measured in terms of the dollar amount of new first-year orders for the service. The new first-year orders were $5,330,000 in 2005 and $4,407,000 in 2004. New first-year orders is a subset of the total orders and a more accurate determinant of new subscription growth. Total orders include new first-year orders and also includes renewals and additional years of the service contracted upfront. The renewal rate for secure e-messaging customers was in excess of 95% for 2005, which is consistent with 2004 renewal rates. The Company continues to experience a high percentage of customers who choose to subscribe for the Secure Messaging service for a three-year term versus a one year term. The Company expects this preference for a longer contract term to continue in 2006, as the Company has priced its services in a manner that encourages longer term contractual commitments from customers. While the Company experienced a substantial price increase for its Secure Messaging service in 2005 relative to 2004, there are no assurances that the increasing competition in this market will not result in price erosion in 2006 and beyond. Such a price erosion, should it occur, could have a dampening effect on the Company’s future revenues.
     The PocketScript product and corresponding e-prescribing market is significantly earlier in its development phase when compared to Secure Messaging and as such multi-year trends are not available. The Company secured sponsorships for 2,135 new subscribers in 2005 which was relatively flat when compared with 2004. The largest base of deployed units is in Massachusetts and were sponsored by the eRx Collaborative (a joint effort of three of the largest insurance payors in Massachusetts). While the sponsorship contracts identify the individual physicians using the device as responsible for renewing the service after the first year, the Collaborative elected to renew all the 2004 deployments through calendar year 2005 and have subsequently agreed to fund physicians actively using the service as they come up for renewal in 2006. The Company currently has transaction based contracts related to fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to two Pharmacy Benefits Managers (PBM) and a usage-based arrangement measured by improvements in prescribing behavior with one of the payor sponsors. While deploying more users will increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require new fee based contracts. The Company is seeking such agreements with other interested parties. There are numerous current and potential transaction type services that could be offered to these parties, including hosting of additional formularies, Secure Messaging on the devices and data reporting as examples. However, there are no assurances that these additional revenue sources can be secured in order to increase (or maintain) the revenue from each prescription written.
     The number of prescriptions written using the service and thus transmitted through the Company’s data center has been growing rapidly. At the end of 2004, the monthly level was approximately 130,000 prescriptions and at the end of 2005, the monthly amount was approximately 320,000 prescriptions. The Company is investing greater sales effort and post deployment attention to maximizing utilization in order to maximize future revenue potential both through renewals and transaction fees. The Company believes that the sponsorship model is currently the prevalent market demand model. While the Company has additional deployments to conduct under existing sponsorship agreements, continued growth in this area will require additional payor sponsors or a change in the market demand model.
Customer Deposit
     A Master Services Agreement was entered into with Aventis for $4,000,000 on January 30, 2004, the same date as the MyDocOnline acquisition, for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services were to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
     Since the Company’s services to be provided to Aventis were not yet fully defined, the $4,000,000 payment was recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Aventis by the dates outlined above, the deposit will be forfeited and ZixCorp will recognize the deposit as a customer deposit forfeiture. The Company is required to return to Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company; in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local, or foreign law; in the event the Company files for bankruptcy; or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of December 31, 2005, the Company has provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement which was recognized as revenue in 2004.
     Subsequent to the MyDocOnline acquisition, Aventis merged with Sanofi and the rights under this agreement were transferred to the new company, Sanofi-Aventis. The Company and Sanofi-Aventis agreed to extend the January 30, 2005, deadline for utilizing the $960,000 remaining balance of the initial $1,000,000 to April 11, 2005. The $960,000 was not utilized by Sanofi-Aventis by April 11, 2005, and the Company advised Sanofi-Aventis that the unused $960,000 was forfeited to the Company. This amount is recognized as a customer deposit forfeiture in the consolidated statements of operations for the year ended December 31, 2005. The $1,000,000 to be used by January 30, 2006, has also been forfeited as Sanofi-Aventis did not request any services.
Cost of Revenues
     A significant portion of the Company’s cost of revenues relates to the cost of operating and maintaining the ZixData Center, which is currently not fully utilized. Accordingly, costs associated with the data center, which are relatively fixed in nature, are expected to grow at a much slower pace than revenue. Cost of revenues also includes the activities of field deployment, professional services and customer service and support, which are relatively variable in nature. Further, the Company’s two product lines, eSecure and eHealth, have both product specific costs that are readily identifiable, and extensive shared costs of revenues. Management estimates and makes assumptions regarding these shared costs to calculate an estimated cost of revenues per product line. It is estimated that the $14,194,000 of total cost of revenues for 2005 is comprised of $5,780,000 for eSecure and $8,414,000 for eHealth. This compares to 2004 total cost of revenue of $15,878,000 which is estimated to be comprised of $7,695,000 for eSecure and $8,183,000 for eHealth.

For further comparative purposes, the revenue in 2005 for eSecure was $10,653,000 and $3,311,000 for eHealth, while in 2004 revenue for eSecure was $11,144,000 with $2,983,000 revenue recognized for eHealth. The results of these estimates show that eSecure has revenue in excess of the estimated costs of revenue while the reverse is true of eHealth.
     Secure Messaging has shown the ability to grow revenues and only marginally increase the costs of revenues as more efficient methods of product delivery and service have been implemented. While this trend is expected to continue, it is not expected to continue to the extent it has in the past. Eventually, additional efficiencies become more difficult to achieve and the costs of revenues could rise at a rate consistent with the increases in revenue. The trend in PocketScript costs of revenues have risen significantly in the last year as the Company builds the required base of resources to provide and service these products. PocketScript cost of revenues has a sizable fixed component but also has a variable component associated with the cost of devices, physician recruiting, installation and training. Additional increases in PocketScript revenue, should demand occur, is expected to result in a corresponding increase in the related costs of revenues. The extent that the cost of revenue for the eHealth product line is variable with revenue is dependant on the structure of future PocketScript arrangements, and is not yet known.
     The following table sets forth a year-over-year comparison of the Company’s cost of revenues:

				Variance		Variance
	Year Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
Total cost of revenues	$14,194,000	$15,878,000	$8,211,000	$(1,684,000)	(11%)	$7,667,000	93%
     The Company’s cost of revenues decreased 11% in 2005 when compared to 2004. This decrease relates to a 1% decrease in revenues when comparing the same time periods. Cost of revenues for 2004 when compared to 2003 increased 93%, which compares to a 142% increase in revenues when comparing the same time periods. The cost of revenues decline of $1,684,000 from 2004 to 2005 was the result of an estimated $3,000,000 savings from divested or discontinued products (see Note 4 to the consolidated financial statements) offset by an estimated $1,300,000 increase in cost of revenues for the non divested products, primarily PocketScript.
     Cost of revenues decreased $1,684,000 between 2005 and 2004 primarily due to reductions in non-personnel costs totaling $1,402,000 and reductions in personnel costs totaling $282,000. The significant activities supporting the decreases in non-personnel costs consists of $547,000 for software content-filtering fees, royalties and related user licenses and $240,000 for amortization costs for intangible assets, all resulting from the sale of the MI/WI and Dr. Chart product lines and the discontinuance of the Connect service, $204,000 for PocketScript-related costs of hand-held devices, the latter of which is due to a combination of decreased volume of deployments between periods and a change in the contracts whereby incremental deployment costs are capitalized allowing the costs to be recognized over the service period to appropriately match related revenues, a $175,000 reduction in occupancy costs and $73,000 for outside consultants. The decrease in personnel costs was due to the above-mentioned divestures and/or discontinuance of the stated product lines, partially offset by increases to expand and maintain the Company’s deployment and client services capabilities to support the order growth of the Company’s PocketScript products and services.
     Cost of revenues rose substantially in 2004 compared to 2003. The $7,667,000 increase in cost of revenues between 2004 and 2003 was primarily due to incremental operating costs resulting from the acquisitions of PocketScript, Inc., in July 2003, Elron Software, Inc., in September 2003 and MyDocOnline in January 2004, and increased headcount in 2004 to expand the Company’s deployment and client services capabilities to support the forecasted order growth of eHealth, primarily the deployment of PocketScript handheld devices. Personnel costs accounted for approximately $2,772,000 of the increase. Non-personnel costs accounted for the remainder of the increase and consisted of significant cost elements including $931,000 for direct costs associated with the deployment of PocketScript handheld devices, $873,000 for the amortization of intangible assets, $782,000 for third-party health information content license fees and royalties, $578,000 for occupancy costs, $413,000 for off-site data center support costs associated with the MyDocOnline acquisition that were subsequently eliminated in 2004 with the migration of those support services into the Company’s data center, $355,000 for travel-related expenses and $276,000 for outside consulting services primarily associated with the three acquired businesses.
Research and Development Expenses
     Research and development expenses decreased 30% in 2005 versus a 58% increase between 2004 and 2003. The 2005 decreases were the result of higher spending in 2004 related to newly acquired products from business acquisitions. Since the acquisitions, these costs have been significantly reduced by merging various initiatives into the core research and development spending and thus decreasing the overall costs of research and development. Additionally, spending was reduced as a result of the discontinuance of the Connect product and the selling of Message Inspector and Web Inspector product lines in March 2005 and the Dr. Chart product in September 2005.
     The following table sets forth a year-over-year comparison of the Company’s research and development expenses:

				Variance		Variance
	Year Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
Total research and development expenses	$6,520,000	$9,331,000	$5,896,000	$(2,811,000)	(30%)	$3,435,000	58%
     The $2,811,000 decrease from 2005 to 2004 consists primarily of $1,457,000 for headcount reductions due to the sale of MI/WI and Dr. Chart product lines and the discontinuance of the Connect product, and non-personnel costs totaling $1,354,000, consisting primarily of $933,000 for reduced consulting fees primarily relating to MyDocOnline products and $306,000 for the one-time charge of in-process research and development associated with the 2004 acquisition of MyDocOnline.
     The $3,435,000 increase between 2004 and 2003 was primarily due to incremental operating costs resulting from the acquisitions of PocketScript, Inc., in July 2003, Elron Software, Inc., in September 2003, and MyDocOnline in January 2004. Personnel costs accounted for approximately $1,904,000 of the increase. Non-personnel costs accounted for the remainder of the increase and consisted primarily of $981,000 for outside consultants involved primarily in software development services, $306,000 for in-process research and development expense associated with the MyDocOnline acquisition, $170,000 for common stock issued in lieu of cash compensation for employee bonuses and severance costs and $102,000 for travel-related expenses. The increases were partially offset by a $162,000 decrease in depreciation and amortization of property and equipment resulting from certain equipment becoming fully depreciated.
     We expect research and development costs in 2006 to be comparable to the reported expenses in 2005.
Selling, General and Administrative Expenses
     Selling, general and administration expenses decreased 10% in 2005 when compared to 2004. The general trend is a reduction in expenses as the Company consolidates various marketing initiatives from acquired companies into a centrally managed initiative and as the Company focuses on its two core markets. These reductions have been partially offset by increases in marketing and sales costs for the PocketScript products and increases in the costs of being a publicly held company. While the publicly traded company costs increased in 2004 in order to comply with Sarbanes-Oxley requirements, they did not abate significantly in 2005 and are not expected to do so in 2006 as continued compliance remains expensive.
     The following table sets forth a year-over-year comparison of the Company’s selling, general and administrative expenses:

				Variance		Variance
	Year Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
Total selling, general and administrative expenses	$26,358,000	$29,399,000	$19,907,000	$(3,041,000)	(10%)	$9,492,000	48%
     The $3,041,000 decrease for 2005 consists primarily of $2,795,000 in personnel costs, and $246,000 in non-personnel costs. The decrease in personnel costs consisted principally of reduced employee severance costs between periods of $1,614,000, reduced salary costs of $793,000, reduced employee benefits costs of $421,000 and employee recruiting fees of $189,000, partially offset by increases in sales commissions and bonuses of $222,000. The decrease in non-personnel costs consisted primarily of $607,000 in reduced travel expenses, $352,000 for amortization costs of intangible assets primarily associated with the sale of MI/WI in the first quarter of 2005, $266,000 for a one-time, non-cash insurance-related payment made in 2004, $302,000 from an assortment of cost decreases resulting from the divesture of product lines and cost containment efforts in 2005, and $69,000 related to stock-based compensation for third-party service providers, partially offset by $862,000 for increased legal and accounting related consulting and professional services, $235,000 for increased advertising and marketing programs, $174,000 relating to various property and sales tax expenses and $139,000 for shareholder-related expenses.
     The $9,492,000 net increase in selling, general and administrative expenses between 2004 and 2003 was primarily due to incremental operating costs resulting from the acquisitions of PocketScript, Inc., in July 2003, Elron Software, Inc., in September 2003, and MyDocOnline, in January 2004. The acquisition related personnel, facilities and intangible amortization expenses increased selling, general and administrative expense by approximately $9,365,000. In addition, audit and legal fees increased by $780,000 due to increased regulatory requirements but this increase was partially offset by a $674,000 decrease in advertising and promotion. Selling, general and administration expense was reduced in the second half of 2004 verses the first half of the year by focusing on cost control. Finally, while the Company experienced increased costs in some areas, namely costs associated with new Sarbanes Oxley compliance requirements, reductions were made that offset and exceeded the increased corporate governance costs.
Customer Deposit Forfeiture
     The $960,000 reduction of operating expenses recorded in 2005 represents the forfeiture by Sanofi-Aventis of a customer deposit in accordance with a Master Services Agreement, which was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 10 to the condensed consolidated financial statements) for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services are to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Aventis paid the $4,000,000 upon execution of the Master Services Agreement. In 2004, the Company provided $40,000 of services under this agreement.
     Subsequent to the MyDocOnline acquisition, Aventis merged with Sanofi and the rights under this agreement were transferred to the new company, Sanofi-Aventis. The Company and Sanofi-Aventis agreed to extend the January 30, 2005, deadline for utilizing the $960,000 remaining balance of the initial $1,000,000 in services to April 11, 2005. The $960,000 was not utilized by Sanofi-Aventis by April 11, 2005, and the Company advised Sanofi-Aventis that the unused $960,000 was forfeited to the Company. The $1,000,000 to be used by January 30, 2006, has also been forfeited as Sanofi-Aventis did not request any services. The Company believes that the forfeitures of the deposit is most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. This amount will be recognized as a customer deposit forfeiture in the first quarter of 2006. The future status on the remaining deposit is unknown at this time.
Gain / Loss on Sale of Product Lines
     On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines to CyberGuard Corporation. The total sales price was $3,626,000 consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments in 2005. CyberGuard Corporation fully paid the note receivable in 2005. The net gain recognized on the sale of the Web Inspector and Message Inspector product lines was $1,035,000.
     On September 30, 2005, the Company sold its Dr. Chart product line to MITEM. The total sales price was $700,000 consisting of $150,000 in cash and a note receivable in the original principal amount of $550,000, which was subject to adjustments at closing. This note is fully reserved due to the Company’s determination that collection is not assured given MITEM’s financial position, its early stages of its product development and the extended payment terms of the note. In the fourth quarter of 2005, the Company recorded an additional $17,000 of legal fees relating to the sale of Dr. Chart. The net loss recognized on the sale of Dr. Chart was $4,751,000.
     The net impact of both of these transactions is a net loss totaling $3,716,000 for 2005.
     The sales of Web Inspector and Message Inspector and Dr. Chart are further discussed in Note 4 to the consolidated financial statements.
Asset Impairment Charge
     In the fourth quarter of 2005, the Company recorded a $288,000 impairment charge on fixed assets that were not being utilized and which had no perceived future value. These assets were not disposed of and could be utilized by the Company in the future, however, the Company concluded that the fixed assets should be recorded at the estimated market value.
     During the third quarter of 2004, the Company determined that it would focus on the Company’s two core markets and reduce costs relating to the Company’s services in non-core markets. Accordingly, Company management determined that it would suspend research and development investment for the MyDocOnline Connect service, cease sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrate existing Connect customers to other vendors. The Company’s decision significantly and adversely changed the extent and use of the Connect service, for which the Company has recorded an identifiable intangible asset. The resulting test for recoverability resulted in an impairment to the intangible asset of approximately $675,000.
Interest Expense
     Interest expense for 2005 and 2004 was $6,848,000 and $801,000, respectively, and consisted of the following:

	Stated			Financing		Total
	Interest	Discount	Premium	Cost	Warrants	Interest
	on Notes	Amortization	Accretion	Amortization	Issued	Expense
2005
Convertible promissory notes payable	$1,152,000	$3,909,000	$500,000	$816,000	$47,000	$6,424,000
Promissory note payable	––	386,000	––	––	––	386,000
Short-term promissory notes	7,000	––	––	––	––	7,000
Capital Leases	31,000	––	––	––	––	31,000

Total interest expense	$1,190,000	$4,295,000	$500,000	$816,000	$47,000	$6,848,000

2004
Convertible promissory notes payable	$178,000	$200,000	$––	$107,000	$––	$485,000
Promissory note payable	––	315,000	––	––	––	315,000
Short-term promissory notes	1,000	––	––	––	––	1,000
Capital Leases	––	––	––	––	––	––

Total interest expense	$179,000	$515,000	$––	$107,000	$––	$801,000

     As more fully explained in Note 11 to the consolidated financial statements, the convertible promissory notes payable have a stated interest rate that is reset every six months to the six-month LIBOR rate plus 300 basis points. This rate was reset on November 1, 2005, to 7.47%. A portion of the face value of the notes was allocated to discount on notes payable to account for the valuation of warrants issued with the notes and an embedded beneficial conversion feature. This discount is being amortized into interest expense and totaled $3,909,000 for 2005. The $500,000 of premium accretion is a 5% penalty on the early payment of $10,000,000 of convertible notes payable.
     In addition, the Company issued 145,032 warrants with an exercise price of $5.38 to one convertible note holder whose convertible note was partially paid in cash. These warrants were valued at $47,000 using the Black-Scholes Option Pricing Model (“BSOPM”) and the following assumptions: contractual life of three years, risk-free interest rate of 4.43%, volatility of 74.6% and no dividends payable during the contractual term.
     The Company incurred $1,598,000 of financing costs relating to the issuance of the $20,000,000 of convertible promissory notes payable in November 2004. These costs were deferred and are being amortized into interest expense over the term of the notes. The amortization of deferred financing costs total $816,000 and $107,000 for 2005 and 2004, respectively.
     ZixCorp issued a promissory note in connection with the acquisition of MyDocOnline in January 2004 (see Note 11 to the consolidated financial statements). This note bears interest at an annual rate of 4.5% and is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. As of December 31, 2005, Sanofi-Aventis has requested no services in-lieu of interest and the Company believes that it is not probable that Sanofi-Aventis will request such services. In addition, the potential costs of delivering any unspecified services cannot be estimated. Therefore, no interest expense or liabilities have been recorded in relation to the stated interest rate on the note.
Investment and Other Income
     Investment and other income was $776,000, $332,000 and $138,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 over 2004 is attributable to higher interest rates and the overall higher cash balances due to the private placement of common stock which resulted in $24,201,000 of net proceeds to the Company in the second half of 2005. Additional interest was earned on the total $2,050,000 of notes receivable that resulted from the sale of Web Inspector and Message

Inspector and Dr. Chart. The 2004 increase over 2003 is due to increased cash and marketable securities over 2003.
Recovery of Previously Impaired Investment
     In 2001, the Company recorded an impairment write-off of $5,000,000 for its related party investment in Maptuit. In October 2002, in connection with the requirements of a $6,000,000 financing package executed by Maptuit, the Company exchanged its $5,000,000 debt and equity position in Maptuit for $154,000 in cash, a non-interest bearing $900,000 subordinated promissory note due in 2006 and two million shares of common stock of Maptuit resulting in a gain of $96,000 in 2001. In June 2003, the Company exchanged the $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash resulting in a gain of $530,000 in 2003; and in February 2004, the Company exchanged the remaining one million shares of stock for $70,000 in cash resulting in a gain of this amount. The 2004 transaction concluded the activity related to this investment.
Income Taxes
     The income tax benefit on the loss from continuing operations in 2005, 2004 and 2003 is different from the U.S. statutory rate of 34%, primarily due to unbenefited U.S. losses. The Company’s income tax expense for 2005 and 2004 of $89,000 and $485,000 respectively, represents non-U.S. taxes payable resulting from the operations of the Company’s Canadian subsidiary established in late 2002 and state income taxes. The Company has fully reserved its U.S. net deferred tax assets in 2005, 2004 and 2003 due to the uncertainty of future taxable income.
     Future ownership changes may limit the Company’s ability to fully utilize the net operating loss carryfowards against any future taxable income.
Loss from Continuing Operations
     As a result of the foregoing, the Company experienced losses from continuing operations of $43,596,000 in 2005, $42,040,000 in 2004, and $27,667,000 in 2003.
     The following table summarizes the unusual components included in the net loss for these three years.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Unusual Items:
(Gain) or Loss on sale of product lines:
Gain on sale of MI/WI	$(1,035,000)	$––	$––
Loss on sale of Dr. Chart	4,751,000	––	––
Customer deposit forfeiture	(960,000)	––	––
Asset impairment charge	288,000	675,000	––
Recovery of previously impaired asset	––	(70,000)	(530,000)
Discontinued Operations	––	––	(89,000)
Loss on extinguishment of convertible debt	1,283,000	––	––

Total unusual items	$4,327,000	$605,000	$(619,000)

     Additionally, the Company’s net loss in 2005 included interest expense of $6,848,000. As explained previously, a significant amount of the 2005 net loss included items which are non-recurring after December 31, 2005, such as the amortization of the beneficial conversion feature from the debt restructuring. By comparison, the interest expense in 2004 was $801,000 and in 2003 it was $13,000.
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

     The gain on sale of discontinued operations of $89,000 in 2003 primarily represents the reduction of estimated future costs for various indemnification issues associated with the disposal of these businesses. There were no income taxes recorded on these gains.
     There were no gains on sale or accrued costs relating to discontinued operations for the years ended December 31, 2005 and 2004.
Liquidity and Capital Resources
Overview
     Due to the Company’s history of operating spending in excess of customer receipts, liquidity is of special importance. Essential to liquidity is the ability of the Company to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business. Long term, it is imperative that the Company become cash flow positive from operations. As the Company is operating in developing and emerging markets for its products, it cannot predict with certainty the projected time scale for such operational cash flow breakeven.
     In late 2004 and early 2005, the Company embarked on a strategy to focus on two areas it deemed as “core” to the Company; these were Secure Messaging (eSecure) and e-prescribing (eHealth). These two areas are believed by the Company to be the most promising of its line of business. Other areas were viewed as less appealing long term and, therefore, using valuable financial and management resources that were better focused on the two core product areas. During 2005, the plan put in place to bring the Company to a focus on the core products was completed. This was accomplished by shutting down the Connect product, selling the Message and Web Inspector products, selling the Dr. Chart product and eliminating other non essential positions in the Company.
     Also in 2005, the Company sought to significantly reduce its debt. In particular, the goal was to reduce the debt to a level where the debt level could not materially affect the Company’s ability to conduct operations. Through debt repayments in cash (both from restricted and non-restricted accounts) and the Company’s common stock, the debt was reduced from $22,893,000 at the beginning of the year to $7,968,000 at the end of the year, excluding discounts and capital leases.
     The Company has total contractual obligations over the next year of $7,188,000 and $12,307,000 over the next three years consisting of leases and debt obligations (inclusive of the $7,968,000 in outstanding debt). These amounts include $5,000,000 in convertible debt payments ($2,500,000 due in both November 2006 and 2007 but callable at the Noteholders’ option after April 27, 2006 and therefore assumed to be a twelve month contractual commitment) for convertible notes, which will be paid from the $5,135,000 cash held in a restricted collateral account. The three year total also includes the $2,700,000 note due January 2007 to Aventis which is payable in cash or common stock at the Company’s discretion. Therefore, with these items removed, the contractual cash requirements needed for payment of lease and debt obligations that are expected to be funded from unrestricted cash by the Company in the next 12 months is $2,188,000 and $4,607,000 over the next three years. Cash usage in excess of these commitments represents operating spending that the Company chooses to make in order to satisfy existing customer contracts and to secure new orders and cover various overhead costs. The Company believes much of the spending in excess of contractual commitments is discretionary and flexible.
     The Company is engaged in two primary markets: email encryption and e-prescribing (eSecure and eHealth). Both are subscription businesses that share a common business model. First, the service is established which requires a start up cost and recurring fixed costs to provide the service. Secondly, subscribers are acquired and brought onto the service which requires a variable acquisition cost of selling and marketing, installation or deployment. The third stage is to continue recruiting subscribers until a critical mass of them are reached in order for the fixed recurring service costs to be overcome. The Company generally charges a first year fee for the service that covers the incremental acquisition costs; however, year two and beyond of the service for each subscriber results in a much greater return to the Company, as the annual fees are paid but the incremental costs are very minimal. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers are critical metrics.
     Operationally, the future cash flow improvement of the Company is primarily associated with the following key metrics related to eSecure and eHealth:
•	New subscriptions (termed new first year orders) for the Secure Messaging solution

•	Renewal rates for the Secure Messaging service

•	New insurance payor sponsorships of the PocketScript service to physicians

•	Successful adoption and usage of the PocketScript service by physicians

•	Retention of the users (physicians) of the PocketScript service

•	Future transaction fees (or related fees) associated with the use of the PocketScript service

•	The ability to increase the business volume with reasonable cost increases
     For several years the spending in eSecure far exceeded cash receipts. As that business has matured, the gap between cash spending and cash used for operations has narrowed substantially and the Company believes it will continue to do so. This was accomplished by increasing year on year new first year orders (approximately $4,400,000 in 2004 and $5,300,000 in 2005) as well as maintaining a high customer renewal rate (approximately 95% for 2004 and 2005) of existing customers whose initial contracted service period had expired. The recurring nature of the subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three year subscription contracts with the fees paid annually at the inception of each year of service. The Company was successful in 2004 and 2005 in adding new subscribers at a growing rate and maintaining a high rate of customer renewals without substantial increases in costs. The Company expects the eSecure business to generate cash receipts in excess of its specific operating costs in 2006 and beyond assuming continued addition of new subscribers and maintaining consistent subscriber renewal rates.
     The e-prescribing product and corresponding market is significantly earlier in its development phase when compared to Secure Messaging and thus the Company has chosen to spend money in excess of the cash receipts to build that e-prescribing subscription base in the hopes of reaching a critical mass of subscribers to overcome the spending needed to provide the service. The eHealth business has a variable spending element to obtain and set up new subscribers and a fixed cost of providing the service offering itself. The Company is able to reduce variable spending from 2005 levels should subscription volume weaken in this product line and alternatively, should subscriptions increase, the variable spending would increase, but the Company would expect to offset such an increase with additional cash receipts.
     A certain level of subscribers is required for the Company to generate returns on a per subscriber basis to overcome the fixed costs of providing the e-prescribing service. The Company believes that between 15,000 and 20,000 active users of the e-prescribing product are needed for these fixed costs to be overcome; the breakeven point being strongly influenced by success in negotiating additional and maintaining existing transaction based fee structures. As of December 31, 2005, the Company had approximately 2,000 such active prescribers on the service. The Company has a two fold objective in deploying new users: first, to ensure they become active users of the service and then to ensure that the users choose to renew their service (retention). For deployments that occurred in 2004 and early 2005, the percentage of deployed users who became regular (active) users was approximately 50%. The Company changed its contracts, recruiting and training strategy to increase the regular user rate in the second half of 2005, and is targeting further improvements in 2006 and beyond. The largest deployment of active users that has come up for renewal is from a single initiative funded by one large payor, which has elected to pay and renew the service for active users. While this is a positive development, not enough historical data exists across the customer base to determine a trend in retention rates for e-prescribing.
     The transaction based fees or usage fees form an important part of 15,000 to 20,000 breakeven active user projection. With fewer transaction fees, the Company believes the 20,000 level is needed and with more transaction fees, the Company believes the 15,000 level will suffice for covering fixed costs of the e-prescribing service. The Company currently has contracts that allow the Company to bill fees for sending and receiving prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to two Pharmacy Benefits Managers (PBM) and a usage-based arrangement measured by improvements in prescribing behavior with one of the payor sponsors. The fees being realized by the Company under these contracts are not sufficient to cover the fixed costs of the e-prescribing service. Securing further transaction based revenue streams will be required so that the 15,000 to 20,000 physician level will provide returns in excess of the fixed costs to provide the e-prescribing service. The Company has resources tasked with securing additional transaction based revenue sources. The success of this effort will depend on market acceptance for the services offered as well as having sufficient physicians deployed that make the transaction services appealing to buyers. The Company believes the current and potential transaction type services are numerous with hosting of additional insurer drug formularies, secure messaging on the devices and data reporting as examples.
     The Company continues to closely monitor developments in the eHealth product and e-prescribing market and will adjust spending in that area commensurate with expected future returns and, if needed, augment the investment needed with additional capital or strategic relationships. The extent and timing of the Company’s success (or lack thereof) in the e-prescribing market will ultimately be the most significant operational determinant of liquidity and capital needs in 2006. The extent to which the Company views the e-prescribing market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses if required. The Company has the ability to adjust cash spending to react to any shortfalls in projected cash collections or to adjust spending in certain investment areas should cash receipts make that possible or, if warranted and if the terms are acceptable, with additional external financing, receipts from exercised stock options and warrants of the Company’s common stock or strategic partnerships.
     As a result of strategic actions taken in 2005, relatively low contractual spending commitments in 2006, historically high customer renewals and continued growth in the Secure Messaging product, cost containment ability in the emerging area of e-prescribing and general flexibility in discretionary spending, the Company believes it has adequate resources and liquidity to sustain operations for calendar year 2006 and is targeting cash flow improvements to augment its liquidity beyond this time frame. However, operating in emerging and developing markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. If necessary and if the expected returns warrant it, the Company could further augment its cash flow position through additional cost reduction measures, sales of assets, additional financings or a combination of these actions. Operationally, the extent and timing of success and potential returns in the eHealth market will ultimately be the most significant operational determinant of liquidity. The extent to which the Company views the eHealth market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses.
Sources and Uses of Cash Summary
     Ending cash, cash equivalents and marketable securities on December 31, 2005 was $20,240,000 versus $19,856,000 on December 31, 2004. These balances exclude restricted cash of $5,135,000 at December 31, 2005, and $10,374,000 at December 31, 2004. Restricted cash is not available for operations because of restrictions placed on that cash, primarily from placement of the cash in collateral accounts used to secure debt and make debt payments.
     The following table shows various sources and uses of operating cash for 2005 and 2004.

	Twelve	Twelve
	Months	Months	Variance for
	Ended	Ended	the twelve
	December	December	month
	31, 2005	31, 2004	periods
Operating Cash Receipts (Products existing on December 31, 2005)	$15,412,000	$12,333,000	$3,079,000
Operating Cash Receipts (Products divested in 2005)	1,760,000	5,287,000	(3,527,000)
Customer Deposit Received	(8,000)	3,968,000	(3,976,000)
Net Operating Cash Spending	(42,065,000)	(44,355,000)	2,290,000

Net Cash Used by Operating Activities	$(24,901,000)	$(22,767,000)	$(2,134,000)

     For the year ended December 31, 2005, the net cash used by operating activities increased $2,134,000 to $24,901,000 from $22,767,000 in 2004. The increase in cash used is primarily caused by the decline in customer deposits of $3,976,000 (see Note 10 to the consolidated financial statements) offset by a net decrease in the cash used from operations of the various product lines of $1,842,000. The Company estimates that the improvement (a decrease) in net cash used from the various product lines from 2004 to 2005 of $1,842,000 resulted from a decrease in net cash used by Secure Messaging by an estimated $3,000,000 to $3,500,000, a decrease in cash used from the divested products (MI/WI and Dr. Chart) and the shut down of the Connect product of $3,500,000 to $4,000,000, offset with an increase in cash used by PocketScript by an estimated $5,000,000 to $5,500,000.
     The Company estimates that the net cash used by operating activities during 2005 of $24,901,000 can be split between the various products as follows; Secure Messaging used approximately $2,000,000 to $2,200,000, PocketScript used approximately $14,500,000 to $14,700,000, the various divested products used approximately $900,000 to $1,100,000 prior to their respective divestitures, and the Company’s general net overhead spending was approximately $7,300,000 to $7,500,000.
     Secure Messaging has seen year on year improvement in cash flow because of continued growth in new subscriptions and a high rate of customer renewals. The Company anticipates that growth should continue as long as new subscriptions and the rate of customer renewals are sustained with minimal cost increases. The Company believes that Secure Messaging cash flow will improve in 2006. Traditionally, the second quarter, which contains the Company’s four largest annual renewals is the yearly highpoint in cash receipts, while the third and fourth quarters have traditionally been lower compared to the second quarter. The divested products should have no further impact on operating cash flow, and Company overhead is again expected to remain relatively flat. The early stage and quickly changing market of PocketScript makes the expected cash usage for the Company’s e-prescribing service in 2006 less certain. Improved cash utilization for the e-prescribing product is dependant upon securing new payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction based fees. The Company continues to monitor the development in this product and market to determine the proper investment level in light of projected returns on that investment.
     As reported on the consolidated statements of cash flows, net cash flows provided by investing activities was $22,767,000 for the year ended December 31, 2005, compared to $22,726,000 cash used for the corresponding period in 2004. Included in these amounts was $16,000,000 of cash proceeds from sales of marketable securities in 2005 and net purchases of marketable securities of $9,018,000 in 2004. These marketable securities were auction rate securities and therefore, not classified as cash regardless of their liquid nature. Further, there was a decline year on year in the purchases of property, plant and equipment of $1,659,000, a net change of $15,342,000 regarding restricted cash balances whereby the Company placed $10,103,000 into restricted accounts in 2004 and had net cash released from restricted accounts of $5,239,000 in 2005 and net cash from the sale of product lines in 2005 of $3,262,000.
     Net cash provided by financing activities was $18,518,000 for the year ended December 31, 2005 compared to cash provided of $42,750,000 for the corresponding period in 2004. The $24,233,000 decrease in financing cash flows was primarily attributable to a decrease of $18,726,000 from a decline of stock option and warrant exercises by employees and outside holders in 2005 compared to 2004. In addition, in 2004 the Company received $3,000,000 in exchange for a promissory note from Aventis, Inc., involving the acquisition of MyDocOnline and net proceeds from the issuance of convertible debentures to Omicron Master Trust and Amulet Limited of $18,908,000. In 2005, the Company used cash from financing activities of $7,829,000 to pay down the various debt instruments, primarily the convertible notes, and certain capital leases and received net proceeds of $24,201,000 from a private placement of its common stock.
Cash Sources
     Essential to the Company’s operating cash sources is the contractual backlog that has not yet been billed, eSecure customer renewals as their current contracts are expiring, newly acquired subscription customers for Secure Messaging, renewing e-prescribing customers from previous deployments, new e-prescribing contracts, and transaction fees under e-prescribing contracts.
     Backlog — The Company’s end-user order backlog of $21,941,000 is comprised of contractually bound agreements that are expected to be amortized into revenue as services are provided in the future. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of $8,347,000 of deferred revenue that has been billed and paid and $13,594,000 that has not yet been collected in cash as of December 31, 2005. The Company estimates $6,224,000 will be billed in 2006.
     Continued Growth of Secure e-Messaging Business – The Company estimates cash receipts from Secure Messaging in 2006 will be between $17,000,000 to $18,000,000. At the low end of this range, the Company assumes it will collect contractually billed amounts, experience continued customer renewal rates of 95%, and continue adding new first year orders at the same rate demonstrated over the last 12 months. Should new first year customer orders increase 21% year on year as they did from 2004 to 2005, the high end of the range could be reached. This would represent a $4,400,000 to $5,400,000 increase in gross cash receipts compared to 2005. For comparative purposes, 2005 cash receipts increased $3,948,000 when compared to 2004. Furthermore, should the company achieve significant success in its new OEM/distribution strategy in addition to continual new first year order growth from traditional channels, the cash receipts estimate of $17,000,000 to $18,000,000 could be exceeded. The Company estimates that $11,000,000 of the estimated 2006 cash receipts is from second, third and in some cases the fourth year of the subscribers’ service period. These “out year “ collections provide a significantly greater incremental cash contribution to the business relative to the first year of service as the incremental costs to acquire the subscriber are not present in the out years.
     New e-Prescribing Payors – The Company’s go-to-market model in e-prescribing has been to contract with healthcare payors who pay us to provide the service to physicians for at least one year. The Company believes that this model is the most cost effective method of addressing the market in large quantities at this time. The Company has demonstrated selling and deployment success with this model with the eRx Collaborative initiative in Massachusetts, as well as two new pilot programs in 2005 with Aetna and Independence Blue Cross. The Company’s current list price for the first year of the service is $2,000 and $600 a year in subsequent years. The greatest concentration of active deployed e-prescribing units is with the eRx Collaborative initiative. While the contract calls for physicians to pay the annual $600 service fee, the eRx Collaborative has agreed to renew active users of the product under their sponsorship initiative and they are expected to continue to do so through 2006. The Company currently has a usage-based arrangement with one of the payor sponsors, which provides for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior. Because of the relatively low margins on installation and the initial year of service, the ability to secure renewals and additional transaction based sources of cash is an important aspect of the Company’s cash flow breakeven plan for e-prescribing.

     e-Prescribing usage based fees – The Company’s go-to-market model in e-prescribing also involves securing additional fee based contracts where customers pay for various transactions that occur through the e-prescribing service. For example, the Company has contracts with pharmacy benefit managers for prescriptions that are fulfilled through their system. Currently, the Company has contracts that can provide between 7 and 10 cents per prescription written in the service. As the number of prescriptions increases, the expected cash receipts increases. Securing further transaction based revenue streams will be required so that the previously discussed 15,000 to 20,000 active physician level will provide returns in excess of fixed costs of providing the e-prescribing service.
Cash Requirements
     While the contractual commitments of the Company as of December 31, 2005, are relatively low in comparison to historical cash used from operations and a substantial portion of the contractual obligations ($5,135,000) is held in collateral (restricted) cash accounts, the Company anticipates further net cash usage from operations in 2006. The Company’s cash requirements consist principally of the Company’s contractual commitments; funding its operating losses as it pursues a leadership position in the emerging markets in which it operates; and capital expenditures, primarily for computer equipment to support new customer orders and, over time, on-going refurbishment of the data center and customer located computer equipment. The Company believes that its Secure Messaging service will be a net provider of operating cash in 2006 versus a net user of cash in 2005 assuming continued new subscriptions, renewal rates at historical levels and the Company’s continued ability to add new subscribers to the system with minimal incremental costs. The Company’s cash requirements beyond contractual commitments are primarily aimed at continued investment in the PocketScript business, which the Company chooses to continue in its endeavor to reach a subscription base in this business that provides net cash inflows.
     The Company has variable acquisition costs associated with adding subscribers to both the secure e-messaging and e-prescribing services. For Secure Messaging, the costs are primarily selling and marketing, while for PocketScript the costs are primarily recruitment and deployment related, including a hardware device. In the first year of the service, the Company generally collects fees from the subscriber that covers these variable acquisition costs. After the first year of service the incremental cost to support customers decreases significantly, which increases the variable cash contribution to the Company as each contract matures. In addition, cash contributions from transaction based fees are high as the incremental costs to support these fees are minor. In the fourth quarter of 2005 the Company had deployments of the e-prescribing solution in the 800-900 unit range. Future quarter deployments greater than these quantities will equate to greater variable costs offset with greater cash receipts from the sponsors and lower deployments versus this current run rate would equate to lower variable costs than recently experienced.
     Based on the Company’s organization and current order rates as of December 31, 2005, the annualized operating spending for 2006 is currently projected to be between $39,000,000 and $41,000,000. This is a decline from the $42,065,000 2005 spending level. The decline represents a drop in spending on divested products of $2,800,000 along with additional year on year reductions in some discretionary spending areas offset by expected increases in variable costs for incremental e-prescribing deployments.
Debt Instruments and Related Covenants
     As more fully explained in Note 11 to the consolidated financial statements, as of December 31, 2005 the Company has debt obligations relating to three separate arrangements:
1.	Convertible Promissory Notes Payable: $5,000,000

2.	Promissory Note Payable: $2,700,000

3.	Short-term Promissory Notes: $268,000
     Convertible Promissory Notes Payable - On April 13, 2005, the Company entered into amendments with the investors to restructure the original $20,000,000 purchase agreements signed on November 2, 2004. As of December 31, 2005, the Company had repaid $15,000,000 of the $20,000,000 convertible notes payable with $6,951,000 of cash and $8,049,000 of common stock.
     The remaining $5,000,000 is payable in two equal installments of $2,500,000 in November 2006 and 2007 and the terms remain unchanged from the original notes signed November 2, 2004. The Company intends to pay these from restricted cash balances should these tranches not convert to shares of common stock before their due dates.

     Under the covenants of the amended notes, the Company is required to retain a cash balance of $5,000,000 through November 2, 2006 at which time the required cash balance will be reduced to $2,500,000 subsequent to the payment or conversion to stock of the November 2006 principal payment. The noteholder will have an option to call the note in full after April 27, 2006.
     Promissory Note Payable - Concurrent with the MyDocOnline acquisition, at closing, Sanofi-Aventis loaned the Company $3,000,000 due March 15, 2007, with a stated annual interest rate of 4.5%. Interest on the note is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. The principal portion of the note may be paid in the form of services provided to Sanofi-Aventis by the Company pursuant to the terms of such services agreement. It is unlikely that the note will be paid in the form of services. Should the note not be paid in the form of services, the Company is required to pay the note in cash or stock at maturity at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
     Short-term Promissory Notes - In December 2005, ZixCorp issued an 11-month note payable to Cananwill to finance the Company’s 2006 commercial insurance policies. The note matures in November 2006 and has a stated interest rate of 6.99%. Interest and principal payments are due in equal monthly installments.
Liquidity Summary
     Based on the Company’s organization and current order rates as of December 31, 2005, the annualized operating spending for 2006 is projected to be between $39,000,000 and $41,000,000. The Company currently has cash receipt projections for 2006 of $21,000,000 to $23,000,000, which combined with $20,240,000 unrestricted cash on hand at December 31, 2005 provides for an estimated $41,240,000 to $43,240,000 in cash available to fund the expected spending for 2006. Approximately $20,500,000 of the projected cash receipts comes from scheduled payments on binding contracts, estimated Secure Messaging customer renewals consistent with historic renewal rates, assumed flat year on year new eSecure subscription additions, expected transaction fees from existing e-prescribing contracts and new deployment levels per quarter in e-prescribing similar to the fourth quarter 2005. The Company estimates $500,000 to $2,500,000 in additional projected cash receipts from continued year on year growth in new subscriptions in eSecure, from new transaction fee sources, fees from a performance based e-prescribing contract and from additional e-prescribing sponsorships.
     As contractual cash collections and expected increases in cash sources are not always certain, the Company has the ability to adjust cash spending to react to any shortfalls in projected cash collections or to adjust spending in certain investment areas should cash receipts make that possible or, if warranted and if the terms are acceptable, with additional external financing, receipts from exercised stock options and warrants of the Company’s common stock or strategic partnerships.
     The Company believes it has adequate resources and liquidity to sustain operations for 2006 and is targeting cash flow improvements to augment its liquidity beyond 2006 after considering the following factors:
•	Relatively low contractual spending commitments in 2006

•	Historically high renewal rates for Secure Messaging

•	Continued growth in the Secure Messaging business

•	Increased mix of cash receipts attributable to the more profitable out years of contracts

•	The discretionary nature of the cash spend in excess of cash receipts in the emerging area of e-prescribing

•	General flexibility of spending in other areas
     However, operating in emerging and developing markets involves risk and uncertainties. There are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted cash flow improvements or achieve its operational objectives. Thus, if necessary and if the expected returns warrant it, the Company could further augment its cash flow position through additional cost reduction measures, sales of assets, additional financings or a combination of these actions. Operationally, the extent and timing of success and potential returns in the eHealth market will ultimately be the most significant operational determinant of liquidity. The extent to which the Company views the eHealth market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses.
Options and Warrants of ZixCorp Common Stock
     In 2004, the Company raised significant cash from individuals who hold warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of December 31, 2005. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value	(included in	Total Value
	Outstanding	of Outstanding	outstanding	of Vested
Exercise Price Range	Shares	Shares	shares)	Shares
$ 1.44 –– $ 4.99	7,532,833	$25,355,000	2,770,838	$9,860,000
$ 5.00 –– $ 5.75	3,118,224	16,415,000	3,067,128	16,159,000
$ 6.00 –– $ 8.89	1,783,830	11,945,000	1,350,497	9,263,000
$ 9.00 –– $19.75	1,611,062	17,387,000	1,222,886	13,351,000
$21.38 –– $57.60	1,138,695	60,574,000	1,138,695	60,573,000

Total	15,184,644	$131,676,000	9,550,044	$109,206,000

Off-Balance Sheet Arrangements
     None.
Contractual Obligations and Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of December 31, 2005:

	Payments Due by Period
	Total	< 1 Year	2-3 Year	4-5 Years	> 5 Years
Debt (long-term and short-term)	$7,968,000	$5,268,000	$2,700,000	$––	$––
Operating leases	8,832,000	1,397,000	2,263,000	1,845,000	3,327,000
Capital lease	165,000	165,000	––	––	––

Total cash obligations	16,965,000	6,830,000	4,963,000	1,845,000	3,327,000
Interest on obligations	514,000	358,000	156,000	––	––

Total	$17,479,000	$7,188,000	$5,119,000	$1,845,000	$3,327,000

     Of the total one and three year material obligations relating to long-term debt, the Company has the option to pay $5,343,000 and $8,198,000, respectively, with common stock. The Company intends to fully exercise this option to the extent possible. However, the Company currently does not have shareholder approval to issue stock to redeem these balances, therefore, shareholder approval would have to be obtained.
     The Company’s convertible promissory notes have a stated interest rate that is reset every six months based on the six-month LIBOR plus 300 basis points. For the information shown above, the Company has assumed that the rate will remain at the current level (7.47%) for the term of the loan and all payments will be made in cash. Actual interest will vary based on changes in the six-month LIBOR (see Note 11 to the consolidated financial statements).
     Due to the share deficiency situation described in Note 11 to the consolidated financial statements, $5,000,000 of the $7,968,000 of debt noted above is callable at anytime after April 2006 and therefore the full $5,000,000 is shown as payable in 2006. However, if not called by the investor the required payment dates on the note are $2,500,000 in November 2006 and November 2007.
     The Company has not entered into any material, non-cancelable purchase commitments at December 31, 2005.

     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,875,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS 123 and supersedes APB 25. It establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS 123(R) requires the fair-value based method for measuring and recognizing the cost of stock-based compensation.
     SFAS No. 123(R) replaces the intrinsic value measurement objective in APB 25 and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, “the requisite service period” (which is usually the vesting period). The standard also requires companies to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.
     Companies are also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, companies must recognize compensation cost for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, companies must restate previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, companies are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.
     The Company is required to adopt SFAS 123(R) on January 1, 2006, and has elected to use the modified prospective method along with the straight line amortization method for recognizing compensation costs. The Company will also use the “short-cut method” as prescribed in SEC Staff Accounting Bulletin No. 107 to calculate the estimated life of options granted to employees subsequent to December 31, 2005.
     As a result of the adoption of SFAS 123(R), the Company will recognize stock-based compensation for grants made after January 1, 2006. The Company estimates the adoption will have a significant adverse impact on the Company’s consolidated results of operations similar to the current pro forma disclosures under SFAS 123 in Note 2 to the consolidated financial statements. As it relates to partially vested stock options outstanding as of December 31, 2005, the Company estimates it will incur additional expense of $2,258,000, $503,000 and $26,000 in 2006, 2007 and 2008 respectively.
     SFAS No. 154 “Accounting Changes and Error Corrections” — In June 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APBO No.20 (APBO 20) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles, unless it is impractical. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective for years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material impact on our results of operations or financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not believe that it faces material market risk with respect to its cash, cash equivalents, marketable securities and restricted cash investments, which totaled $25,375,000 and $30,230,000 at December 31, 2005 and 2004, respectively. The Company held no marketable securities as of December 31, 2005.
     Regarding the Company’s outstanding debt, the convertible notes payable (see Note 11 to the consolidated financial statements) have a floating rate of LIBOR plus three basis points and is reset every 6 months. With the reset only every 6 months and the current principal balance owed of $5,000,000, even a significant change in the LIBOR rate would not have a material impact on the Company’s financial results. The other significant debt is the $2,700,000 principal owed to Aventis. This interest rate on this note is fixed.
Item 8. Financial Statements and Supplementary Data
     The information required by this Item begins on page F-1 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedure
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s president and chief executive officer and the Company’s vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.
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
     Under the supervision and with the participation of the chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report that is included below.
Changes in Internal Controls over Financial Reporting
     During the three months ended December 31, 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Zix Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Zix Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 2006

Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Certain of the information required by this Item is incorporated by reference from the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2006 Proxy Statement.
     The members of the Company’s audit committee are Robert C. Hausmann, Consultant; James S. Marston, a private investor; and Paul E. Schlosberg, Chairman and Chief Executive Officer, INCA Group LLC. More information about the business experience of Messrs. Hausmann, Marston and Schlosberg can be found in the Company’s 2006 Proxy Statement under the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees,” which is incorporated herein by reference. Mr. Hausmann, chairman of the audit committee, has been determined to be an “audit committee financial expert,” as such term is defined in applicable rules and regulations, by virtue of his business experience, including his former position as Vice President and Chief Financial Officer, Securify, Inc. The Company has also determined that Mr. Hausmann is “independent” as such term is defined in applicable rules and regulations.
     The Company has a code of ethics for the Company’s chief executive officer and senior financial officers. A copy of the code is available on the Company’s Web site www.zixcorp.com under “Corporate Governance.” Any waiver of the code will be publicly disclosed as required by applicable law and regulation.
Item 11. Executive Compensation
     The information required by this Item is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s 2006 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference from the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information” in the Company’s 2006 Proxy Statement.
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” in the Company’s 2006 Proxy Statement.
Item 14. Principal Accounting Fees and Services
     The information required by this Item is incorporated by reference from the section “CORPORATE GOVERNANCE — Meetings and Committees of our Board” in the Company’s 2006 Proxy Statement
PART IV
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
(a)(3) Exhibits

Exhibit
Number		Description
2.1	—	Asset Purchase Agreement, dated as of January 30, 2004, by and among Zix Corporation, MyDocOnline, Inc., Aventis Pharmaceuticals Holdings Inc., and Aventis Pharmaceuticals Inc. (excluding schedules and exhibits). Filed as Exhibit 2.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

2.2	—	Asset Purchase Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script L.L.C. (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated July 23, 2003, and incorporated herein by reference.

2.3	—	Asset Purchase Agreement, dated September 2, 2003, among Zix Corporation, Zix Acquisition Corporation, Elron Software, Inc., Elron Electronic Industries, Ltd., and Elron Software (2000), Ltd. (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated September 4, 2003, and incorporated herein by reference.

2.4	—	Asset Purchase Agreement, entered into as of March 11, 2005, by and between CyberGuard Corporation and Zix SCM, Inc. (excluding the Disclosure Schedule and Annexes). Filed as Exhibit 2.1 to Zix Corporation’s Current Report on Form 8-K, dated March 17, 2005, and incorporated herein by reference.

2.5	—	Asset Purchase Agreement, entered into as of September 30, 2005, among Mitem Corporation, Zix Corporation, and MyDocOnline, Inc. (excluding the Disclosure Schedule and Exhibits). Filed as Exhibit 2.1 to Zix Corporation’s Current Report on Form 8-K, dated October 5, 2005, and incorporated herein by reference.

3.1*	—	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005.

3.2	—	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

4.1	—	Specimen certificate for common stock of Zix Corporation. Filed as Exhibit 4.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

4.2	—	Form of Warrant, dated June 24, 2003, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.3	—	Warrant, dated as of January 30, 2004, of Zix Corporation to Aventis Holdings Inc. for the purchase of 145,853 shares of Zix Corporation’s common stock. Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

4.4	—	Warrant to purchase 166,667 shares of common stock of Zix Corporation issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004. Filed as Exhibit 4.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.5	—	Form of Common Stock Purchase Warrant, dated as of November 2, 2004, issued by Zix Corporation to Omicron Master Trust and Amulet Limited. Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

Exhibit
Number		Description
4.6	—	Form of Amended and Restated Common Stock Purchase Warrant to purchase shares of Zix Corporation issued to Omicron Master Trust and Amulet Limited (excluding exhibits). Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.7	—	Form of Warrant, dated August 9, 2005, to purchase shares of Common Stock of Zix Corporation (including appendices) (issued in connection with the $26.3 million private placement). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated August 9, 2005, and incorporated herein by reference.

4.8	—	Warrant, dated September 30, 2005, issued by Mitem Corporation exercisable for 400,000 shares of common stock of Mitem Corporation. Filed as Exhibit 2.3 to Zix Corporation’s Current Report on Form 8-K, dated October 5, 2005, and incorporated herein by reference.

4.9	—	Convertible Promissory Note of Zix Corporation, dated September 2, 2003, in the original principal amount of $1,000,000 issued to Elron Electronic Industries Ltd. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated September 4, 2003, and incorporated herein by reference.

4.10	—	Secured Promissory Note of Zix Corporation to Aventis Inc., dated January 30, 2004, in the original principal amount of $3,000,000. Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

4.11	—	Security Agreement, dated as of January 30, 2004, by and between Zix Corporation and Aventis Inc. Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

4.12	—	Security Agreement, dated as of November 2, 2004, made by Zix Corporation to Law Offices of Brian W. Pusch, as collateral agent on behalf of the holders named therein. Filed as Exhibit 4.6 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.13	—	Promissory Note, dated March 11, 2005, payable by CyberGuard Corporation in the original principal amount of $1,500,000. Filed as Exhibit 2.2 to Zix Corporation’s Current Report on Form 8-K, dated March 17, 2005, and incorporated herein by reference.

4.14	—	Form of Amended and Restated Convertible Note Due 2005-2008 of Zix Corporation payable to Omicron Master Trust and Amulet Limited (including exhibits) (issued in connection with the $20 million private placement). Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.15	—	Promissory Note, dated September 30, 2005, payable by Mitem Corporation in the original principal amount of $550,000. Filed as Exhibit 2.2 to Zix Corporation’s Current Report on Form 8-K, dated October 5, 2005, and incorporated herein by reference.

4.16	—	Registration Rights Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (issued in connection with the $5.75 million financing). Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.17	—	Registration Rights Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script, L.L.C. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated July 23, 2003, and incorporated herein by reference.

4.18	—	Registration Rights Agreement, dated September 2, 2003, between Zix Corporation and Elron Software, Inc. Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated September 4, 2003, and incorporated herein by reference.

4.19	—	Registration Rights Agreement, dated January 30, 2004, by and among Zix Corporation, Aventis

Exhibit
Number		Description
Inc., a Pennsylvania corporation, and Aventis Holdings Inc., a Delaware corporation. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

4.20	—	Form of Registration Rights Agreement, dated as of November 2, 2004, by and between Zix Corporation and the Investors named therein (issued in connection with the $20 million private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.21	—	Form of Amended and Restated Registration Rights Agreement by and between Zix Corporation and the Investors (excluding exhibits) (issued in connection with the $20 million private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.22	—	Securities Purchase Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (including schedules but excluding exhibits) (issued in connection with the $5.75 million financing). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.23	—	Securities Purchase Agreement, dated as of August 9, 2005, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (including schedules, appendices and exhibits) (issued in connection with the $26.3 million private placement). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K/A, dated October 21, 2005, and incorporated herein by reference.

4.24	—	Letter Agreement, dated September 12, 2004, amending the Master Services Agreement, dated January 30, 2004, by and between Zix Corporation and Aventis Inc. Filed as Exhibit 10.37 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

4.25	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.26	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.27	—	Amendment No. 2, dated as of December 9, 2005, by and between Zix Corporation and Omicron Master Trust Relating to Amended and Restated Convertible Note Due 2005-2008 and Amended and Restated Common Stock Purchase Warrant. Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated December 12, 2005, and incorporated herein by reference.

4.28	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.29	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.30	—	Amendment No. 2, dated as of December 9, 2005, by and between Zix Corporation and Amulet Limited Relating to Amended and Restated Convertible Note Due 2005-2008 and Amended and Restated Common Stock Purchase Warrant. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated December 12, 2005, and incorporated herein by reference.

4.31	—	Escrow Agreement, dated as of August 9, 2005, by and between Zix Corporation and JPMorgan Chase Bank, N.A, as escrow agent (including exhibits and schedules). Filed as Exhibit 10.1 to Zix

Exhibit
Number		Description
Corporation’s Current Report on Form 8-K/A, dated October 21, 2005, and incorporated herein by reference.

10.1†	—	1990 Stock Option Plan of Zix Corporation (Amended and Restated as of September 1999). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

10.2†	—	1992 Stock Option Plan of Zix Corporation (Amended and Restated as of August 2000). Filed as Exhibit 10.2 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.3†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.4†	—	1996 Employee Stock Purchase Plan of Zix Corporation (Amended and Restated as of July 1, 2000). Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.5†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.6†	—	Zix Corporation 2001 Employee Stock Option Plan, dated May 4, 2001. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

10.7†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of May 6, 2003). Filed as Exhibit 10.7 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.8†	—	Zix Corporation 2003 Stock Compensation Plan (Amended and Restated in October 2003). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

10.9†	—	Zix Corporation’s 2003 New Employee Stock Option Plan, dated October 1, 2003. Filed as Exhibit 10.9 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.10†	—	Zix Corporation 2004 Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.11†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.12†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.13†	—	Zix Corporation 2005 Stock Compensation Plan (Adopted Effective as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126571), dated July 13, 2005, and incorporated herein by reference.

10.14†	—	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation 2004 Stock Option Plan. Filed as Exhibit 10.2 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

Exhibit
Number		Description
10.15†	—	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation 2004 Stock Option Plan. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.16	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.17	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.18†	—	Stock Option Agreement, effective as of November 14, 2001, between John Ryan and Zix Corporation. Filed as Exhibit 4.2 in Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-74890), dated December 11, 2001, and incorporated herein by reference. Portions of this exhibit were omitted pursuant to a request for confidential treatment that was filed with the SEC on November 26, 2001. On December 5, 2001, the SEC approved the filing of this exhibit omitting the portions for which confidential treatment was requested. The omitted information has been filed with the SEC.

10.19†	—	Employment Agreement, entered into as of January 20, 2004, between Zix Corporation and Richard Spurr. Filed as Exhibit 10.14 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.20†	—	Employment Offer Letter of Zix Corporation, dated March 23, 2005, to Richard D. Spurr. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

10.21†	—	Stock Option Agreement, dated February 24, 2004, between Zix Corporation and Richard Spurr. Filed as Exhibit 10.15 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.22†	—	Stock Option Agreement, dated November 17, 2004, between Zix Corporation and Richard D. Spurr. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.23†	—	Stock Option Agreement, dated March 23, 2005, between Zix Corporation and Richard D. Spurr. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

10.24†	—	Form of Zix Corporation Stock Option Agreement between Zix Corporation and Brad Almond and Ronald A. Woessner. Filed as Exhibit 10.19 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.25†	—	Form of Outside Director Stock Option Agreement, dated January 2, 2004, between Zix Corporation and James S. Marston, Dr. Ben G. Streetman and Michael E. Keane. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.26†	—	Outside Director Stock Option Agreement, dated May 6, 2004, between Zix Corporation and Antonio R. Sanchez III. Filed as Exhibit 10.4 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.27†	—	Severance Agreement, dated February 25, 2002, between Zix Corporation and Ronald A. Woessner. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

10.28†	—	Form of Severance Agreement between Zix Corporation and certain executive officers. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.

Exhibit
Number		Description
10.29†	—	Description of Compensation for Members of Zix Corporation Board of Directors. Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.30	—	Lease Agreement, dated December 29, 2003, between Zix Corporation and 7-Eleven, Inc. (excluding exhibits) (relating to Zix Corporation’s Dallas, Texas facilities). Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.31	—	Office Lease Agreement, dated February 28, 2005, between Gateway Rosewood, Inc. and Zix SCM, Inc. (relating to Zix Corporation’s Burlington, Massachusetts facility). Filed as Exhibit 10.26 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.32	—	Lease Agreement, dated November 27, 2000, between MyDocOnline, Inc. and Ft. Round Rock Ltd. and related Amendments No. 1 and No. 2 (excluding exhibits) (relating to Zix Corporation’s Austin, Texas facility). Filed as Exhibit 10.27 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.33	—	Amendment No. 3 to Lease Agreement, dated November 27, 2000, between MyDocOnline, Inc. and Ft. Round Rock Ltd., as amended (relating to Zix Corporation’s Austin, Texas facility). Filed as Exhibit 10.28 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.34	—	Facilities Service Agreement, entered into as of June 25, 2003, by and between Collocation Solutions, LLC and Zix Corporation (excluding schedule and exhibit). Filed as Exhibit 10.33 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.35	—	Lease, dated March 9, 2004, between Duke Realty Ohio and PocketScript, Inc. (excluding exhibits) (relating to Zix Corporation’s Mason, Ohio facility). Filed as Exhibit 10.34 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.36	—	Master Services Agreement, dated January 30, 2004, by and between Zix Corporation and Aventis Inc. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference. Portions of this exhibit were omitted and filed separately with the SEC pursuant to a request for confidential treatment filed with the SEC.

10.37	—	Amendment No. 2 to Master Services Agreement, dated March 7, 2005, between Zix Corporation and Aventis Inc. and a member of the Sanofi-Aventis Group. Filed as Exhibit 10.38 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.38	—	Office Center Sub-Lease, dated September 28, 2005, including an addendum, dated October 5, 2005, between American Exec Cupertino, Inc. (dba American Executive Center) and Zix Corporation. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and incorporated herein by reference.

10.39	—	Sublease Agreement between ZixCorp Canada, Inc. and Intelligent Photonics Control Corp., dated May 20, 2005 (relating to Zix Corporation’s Ontario, Canada facility). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

10.40*	—	Amendment and Confirmation of Sublease, dated February 27, 2006, amongst Elk Property Management Limited (Landlord), Intelligent Photonics Control Corp. (Tenant), 6447309 Canada Inc. (Assignee), ZixCorp Canada, Inc. and Zix Corporation (excluding schedules).

Exhibit
Number		Description
10.41†*	—	Description of Zix Corporation 2006 Management Variable Compensation Plan.

16.1	—	Letter From Ernst & Young LLP to the SEC. Filed as Exhibit 16.1 to Zix Corporation’s Current Report on Form 8-K, dated June 23, 2004, and incorporated herein by reference.

17.1	—	Letter of John A. Ryan, Resignation From Board of Directors, dated October 21, 2005. Filed as Exhibit 17.1 to Zix Corporation’s Current Report on Form 8-K, dated October 25, 2005, and incorporated herein by reference.

21.1*	—	Subsidiaries of Zix Corporation.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche, LLP).

23.2*	—	Consent of Independent Registered Public Accounting Firm (Ernst & Young, LLP).

31.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company and Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 14, 2006.
ZIX CORPORATION

By: /s/ BRADLEY C. ALMOND

Bradley C. Almond
Vice President,
Chief Financial Officer and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2006.

Signature	Title

/s/ RICHARD D. SPURR	Chairman, Chief Executive Officer, President and Director

(Richard D. Spurr)	(Principal Executive Officer)

/s/ BRADLEY C. ALMOND	Vice President, Chief Financial Officer and Treasurer

(Bradley C. Almond)	(Principal Financial and Accounting Officer)

/s/ ROBERT C. HAUSMANN	Director

(Robert C. Hausmann)
/s/ CHARLES N. KAHN III	Director

(Charles N. Kahn III)
/s/ JAMES S. MARSTON	Director

(James S. Marston)
/s/ ANTONIO R. SANCHEZ III	Director

(Antonio R. Sanchez III)
/s/ PAUL E. SCHLOSBERG	Director

(Paul E. Schlosberg)
/s/ DR. BEN G. STREETMAN	Director

(Dr. Ben G. Streetman)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Zix Corporation.:
     We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
     In our opinion, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Zix Corporation
     We have audited the consolidated balance sheet of Zix Corporation as of December 31, 2003 and the related accompanying consolidated statements of operations, convertible preferred stock and stockholders’ equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zix Corporation as of December 31, 2003 and the consolidated results of its operations and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Dallas, Texas
March 12, 2004

ZIX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$20,240,000	$3,856,000
Marketable securities	—	16,000,000
Restricted cash	5,100,000	—
Receivables, net	149,000	561,000
Prepaid and other current assets	1,845,000	1,950,000

Total current assets	27,334,000	22,367,000

Restricted cash	35,000	10,374,000
Property and equipment, net	3,652,000	5,024,000
Intangible assets, net	559,000	3,832,000
Goodwill	2,161,000	9,119,000
Deferred financing costs and other assets	374,000	1,526,000

Total assets	$34,115,000	$52,242,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,313,000	$1,234,000
Accrued expenses	3,749,000	4,709,000
Deferred revenue	7,087,000	6,372,000
Customer deposit	1,000,000	968,000
Capital lease obligations	165,000	130,000
Short-term note payable	268,000	193,000
Convertible promissory notes payable	4,404,000	3,848,000

Total current liabilities	17,986,000	17,454,000
Long-term liabilities:
Deferred revenue	1,261,000	1,731,000
Customer deposit	2,000,000	3,000,000
Convertible promissory notes payable	—	13,347,000
Promissory note payable	2,226,000	1,840,000
Deferred rent	245,000	18,000
Capital lease obligations and other	—	87,000

Total long-term liabilities	5,732,000	20,023,000

Total liabilities	23,718,000	37,477,000

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 51,932,561 issued and 49,605,380 outstanding in 2005 and 34,584,406 issued and 32,257,225 outstanding in 2004	519,000	346,000
Additional paid-in capital	308,461,000	269,406,000
Treasury stock, at cost; 2,327,181 common shares in 2005 and 2004	(11,507,000)	(11,507,000)
Accumulated deficit	(287,076,000)	(243,480,000)

Total stockholders’ equity	10,397,000	14,765,000

	$34,115,000	$52,242,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Revenues:
Services	$13,412,000	$11,282,000	$5,134,000
Hardware	443,000	1,519,000	—
Software	109,000	1,326,000	706,000

Total revenues	13,964,000	14,127,000	5,840,000
Costs and expenses:
Cost of revenues	14,194,000	15,878,000	8,211,000
Research and development expenses	6,520,000	9,331,000	5,896,000
Selling, general and administrative expenses	26,358,000	29,399,000	19,907,000
Customer deposit forfeiture	(960,000)	—	—
Net loss on sale of product lines	3,716,000	—	—
Asset impairment charge	288,000	675,000	—

Total costs and expenses	50,116,000	55,283,000	34,014,000

Operating loss	(36,152,000)	(41,156,000)	(28,174,000)
Other (expense) income:
Investment and other income	776,000	332,000	138,000
Interest expense	(6,848,000)	(801,000)	(13,000)
Loss on extinguishment of convertible debt	(1,283,000)	—	—
Recovery of previously impaired investment	—	70,000	530,000

Total other (expense) income	(7,355,000)	(399,000)	655,000

Loss from continuing operations before income taxes	(43,507,000)	(41,555,000)	(27,519,000)
Income taxes	(89,000)	(485,000)	(148,000)

Loss from continuing operations	(43,596,000)	(42,040,000)	(27,667,000)
Discontinued operations	—	—	89,000

Net loss	$(43,596,000)	$(42,040,000)	$(27,578,000)

Basic and diluted loss per common share:
Continuing operations	$(1.20)	$(1.33)	$(1.23)
Discontinued operations	—	—	—

Net loss	$(1.20)	$(1.33)	$(1.23)

Basic and diluted weighted average common shares outstanding	36,452,000	31,533,000	23,525,077

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

			Stockholders’ Equity
	Convertible Preferred				Additional			Total
	Stock		Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 1, 2003	2,012,274	$5,653,000	22,764,798	$228,000	$195,281,000	$(11,507,000)	$(172,457,000)	$11,545,000
Issuance of common stock upon exercise of stock options	—	—	2,358,968	23,000	12,942,000	—	—	12,965,000
Series A convertible preferred stock converted into common stock	(765,559)	(2,814,000)	787,424	8,000	2,806,000	—	—	2,814,000
Series B convertible preferred stock converted into common stock	(1,246,715)	(4,244,000)	1,271,653	13,000	4,231,000	—	—	4,244,000
Dividends on Series A and Series B convertible preferred Stock	—	1,405,000	—	—	—	—	(1,405,000)	(1,405,000)
Common stock and related warrants issued for cash in private placements, net of issuance costs	—	—	1,566,758	16,000	5,592,000	—	—	5,608,000
Common stock issued for purchase of PocketScript	—	—	362,903	3,000	1,383,000	—	—	1,386,000
Common stock issued for purchase of Elron Software	—	—	1,709,402	17,000	6,316,000	—	—	6,333,000
Promissory note payable converted into common stock	—	—	262,454	3,000	1,010,000			1,013,000
Employee stock compensation expense	—	—	71,286	1,000	483,000	—	—	484,000
Non-employee stock-based compensation	—	—	—	—	550,000	—	—	550,000
Other	—	—	—	—	(40,000)	—	—	(40,000)
Net loss	—	—	—	—	—	—	(27,578,000)	(27,578,000)

Balance, December 31, 2003	—	—	31,155,646	312,000	230,554,000	(11,507,000)	(201,440,000)	17,919,000
Issuance of common stock upon exercise of stock options	—	—	1,005,812	10,000	5,489,000	—	—	5,499,000
Issuance of common stock upon exercise of warrants	—	—	1,379,746	14,000	15,329,000	—	—	15,343,000
Common stock issued for purchase of MyDocOnline	—	—	583,411	6,000	9,031,000	—	—	9,037,000
Valuation of warrants assigned to promissory note payable	—	—	—	—	1,475,000	—	—	1,475,000
Valuation of warrants assigned to convertible promissory Notes payable	—	—	—	—	3,511,000	—	—	3,511,000
Employee stock compensation expense	—	—	459,791	4,000	3,890,000	—	—	3,894,000
Non-employee stock-based compensation	—	—	—	—	179,000	—	—	179,000
Other	—	—	—	—	(52,000)	—	—	(52,000)
Net loss	—	—	—	—	—	—	(42,040,000)	(42,040,000)

Balance, December 31, 2004	—	—	34,584,406	346,000	269,406,000	(11,507,000)	(243,480,000)	14,765,000
Issuance of common stock and related warrants upon private investment	—	—	10,503,862	105,000	24,096,000	—	—	24,201,000
Issuance of common stock upon exercise of warrants	—	—	1,209,712	12,000	2,076,000	—	—	2,088,000
Issuance of common stock upon exercise of stock options	—	—	10,833	—	28,000			28,000
Employee stock compensation expense	—	—	349,615	4,000	1,008,000	—	—	1,012,000
Common stock issued in lieu of cash redemption of convertible promissory notes	—	—	4,856,129	48,000	8,403,000	—	—	8,451,000
Common stock issued in lieu of cash payments for interest on convertible promissory notes	—	—	418,004	4,000	918,000	—	—	922,000
Valuation of additional anti-dilutive warrants issued upon private placement	—	—	—	—	153,000	—	—	153,000
Valuation of additional warrants issued upon retirement of convertible promissory notes payable	—	—	—	—	146,000	—	—	146,000
Revaluation of outstanding warrants resulting from restructure of convertible promissory note payable	—	—	—	—	(375,000)	—	—	(375,000)
Valuation of beneficial conversion feature resulting from the restructure of promissory note payable	—	—	—	—	2,518,000	—	—	2,518,000
Non-employee stock-based compensation	—	—	—	—	110,000	—	—	110,000
Other	—	—	—	—	(26,000)	—	—	(26,000)
Net loss	—	—	—	—	—	—	(43,596,000)	(43,596,000)

Balance, December 31, 2005	—	—	51,932,561	$519,000	$308,461,000	$(11,507,000)	$(287,076,000)	$10,397,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(43,596,000)	$(42,040,000)	$(27,578,000)
Non-cash items in net loss:
Depreciation and amortization	4,104,000	4,820,000	3,676,000
Amortization of debt discount/premium, financing costs, and other	5,543,000	622,000	—
Valuation of additional warrants issued upon cash payment of convertible debt	47,000	—	—
Loss on extinguishment of convertible debt	1,283,000	—	—
Acquired in-process research and development	—	306,000	—
Asset impairment charge	288,000	675,000	—
Employee stock compensation expense	1,012,000	3,894,000	484,000
Common stock issued in lieu of cash interest payments	922,000	—	—
Non-employee stock-based compensation	110,000	179,000	550,000
Customer deposit forfeiture	(960,000)	—	—
Loss on sale of product lines	3,716,000	—	—
Recovery of investment in Maptuit Corporation and other	—	(70,000)	(517,000)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	365,000	(1,000)	1,039,000
Other assets	362,000	(492,000)	601,000
Accounts payable	51,000	718,000	89,000
Deferred revenue	2,628,000	3,201,000	2,985,000
Customer deposits	(8,000)	3,968,000	—
Accrued and other liabilities	(768,000)	1,453,000	(110,000)

Net cash used by operating activities	(24,901,000)	(22,767,000)	(18,781,000)
Investing activities:
Purchases of property and equipment	(1,734,000)	(3,393,000)	(2,252,000)
Purchases of marketable securities	—	(35,582,000)	(11,951,000)
Sales and maturities of marketable securities	16,000,000	26,564,000	11,944,000
Purchase of restricted cash investment	(35,000)	(10,103,000)	—
Proceeds from restricted cash investments	5,274,000	—	—
Proceeds from sale of product lines	3,262,000	—	—
Cash received from Maptuit Corporation	—	70,000	530,000
Purchase of PocketScript and MyDocOnline	—	(282,000)	(50,000)
Cash acquired in the purchase of Elron Software	—	—	1,000,000

Net cash provided by (used in) investing activities	22,767,000	(22,726,000)	(779,000)
Financing activities:
Proceeds from private placement of common stock	26,288,000	—	5,750,000
Payment of expenses relating to private placement of common stock	(2,057,000)	—	(142,000)
Proceeds from exercise of stock options	28,000	5,499,000	12,965,000
Proceeds from exercise of warrants	2,088,000	15,343,000	—
Payment of short term note payable, capital lease, and other	(530,000)	—	—
Payment of premium on convertible debt	(348,000)	—	—
Payment of convertible debt	(6,951,000)	—	—
Proceeds from promissory note payable	—	3,000,000	—
Proceeds from convertible promissory notes, net of issuance costs	—	18,908,000	—

Net cash provided by financing activities	18,518,000	42,750,000	18,573,000

Increase (decrease) in cash and cash equivalents	16,384,000	(2,743,000)	(987,000)
Cash and cash equivalents, beginning of year	3,856,000	6,599,000	7,586,000

Cash and cash equivalents, end of year	$20,240,000	$3,856,000	$6,599,000

See notes to consolidated financial statements.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Company Overview and Liquidity
     The Company operates in a single reporting segment, providing solutions that protect, manage and deliver sensitive electronic information. These solutions are grouped into two product lines: eSecure and eHealth. eSecure is a comprehensive suite of secure messaging solutions which allow an enterprise to use policy driven rules to determine which emails need to be sent securely in order to comply with regulations or corporate policy. eSecure had previously included the Message Inspector and Web Inspector products, acquired in the Elron Software, Inc. acquisition, which were sold to CyberGuard Corporation (“CyberGuard”) in March 2005 (see Note 4). eSecure is commonly referred to as Secure Messaging. eHealth is an e-prescribing solution that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to a pharmacy. During the prescribing process, the physician is provided with information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format thus allowing the physician to leverage technology for better patient care at the point of delivery. eHealth had previously included the Dr. Chart hospital-based lab results delivery product, acquired in the MyDocOnline acquisition, which was sold to MITEM Corporation (“MITEM”) in September 2005 (see Note 4). eHealth is commonly referred to a e-prescribing.
     In 1999, the Company began developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail, a desktop solution for encrypting and securely delivering email, was first commercially introduced in the first quarter of 2001. In 2002, the Company began offering additional products. ZixVPM (Virtual Private Messenger) is an e-messaging gateway solution that provides company-wide privacy protection for inbound and outbound email communications. ZixAuditor is an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies. ZixPort provides a secure Web-messaging portal. These solutions comprise the current Secure Messaging product line.
     In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-prescribing marketplace. e-Prescribing is the cornerstone offering in the current eHealth product line.
     In 2004, the Company made a strategic decision to focus the Company’s resources and efforts towards the two “core products” of Secure Messaging and PocketScript. Subsequently, on November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition (see Note 4). On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard (see Note 4). On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM (see Note 4).
     The Company’s eSecure and e-prescribing services are primarily offered as a hosted-service solution, whereby customers pay for annual service subscription contracts at the inception of the service period. Establishing these service solutions required large up front investment to establish the service and to secure a critical mass of subscribers. Additionally, the Company offers some services through transaction or usage based fees. Due to the Company’s history of operating spending in excess of customer receipts, liquidity is of special importance. Essential to liquidity is the ability of the Company to achieve and retain subscriber bases in both core product offerings to overcome the costs of offering the service and become cash flow positive, ideally from operations, but augmented as required by financing or investing activities.
     The Company has material contractual obligations of $7,188,000 over the next year and $12,307,000 over the next three years consisting primarily of leases and debt obligations. Of the total one year material obligation amount the Company has the option to pay $2,700,000 with common stock. The Company intends to exercise this option to the extent possible. The one year material obligation amount also includes $5,000,000 that is principal due on a convertible note ($2,500,000 due in both November 2006 and 2007 but callable at the Noteholders’ option after April 27, 2006 and therefore assumed to be a twelve month contractual commitment). At December 31, 2005, $5,000,000 is held in a collateral account (restricted cash) for these repayments. Cash requirements in excess of these commitments represent a level of spending to satisfy existing customer contracts and investments the Company chooses to make in order to secure new subscribers and cover various overhead. The spending in excess of contractual commitments is somewhat flexible and dependent on the Company’s current and projected future cash receipts. The Company is now focused on two product areas, Secure Messaging and PocketScript. The Company has intentionally divested other products lines in favor of these two “core products.” The Company believes these products offer the greatest future returns and they represent products where the Company has significant first mover advantage and very competitive offerings. The Company’s liquidity and future cash flows are affected significantly by the respective life cycle phases of these two products.
     For several years the spending in eSecure far exceeded cash receipts. As that product has matured, the gap between cash spending and cash used for operations has narrowed substantially and continues to do so. This was accomplished by increasingly adding new subscribers as well as maintaining a high renewal rate for customer renewals (approximately 95% for 2004 and 2005) by existing customers. The recurring nature of the subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three year subscription contracts with the fees paid annually at the inception of the year of service. The Company has added in 2004 and 2005 new subscribers at a growing rate and maintained a high rate of customer renewals without substantial increases in costs. The eSecure business is expected to generate cash receipts in excess of its specific operating costs in 2006 and beyond assuming continued addition of new subscribers and maintaining consistent subscriber renewal rates.
     The e-prescribing product and corresponding market is significantly earlier in its development phase when compared to Secure Messaging and thus the Company has chosen to spend money in excess of the cash receipts to build that subscription base in the hopes of reaching a critical mass of subscribers to overcome the spending needed to provide the service. The Company currently has approximately 2,000 such active prescribers on the service. The Company has a two-fold objective when it comes to deploying new users; first, is to ensure they become active users of the service and then to ensure that the users chooses to renew their service (retention).
     The Company continues to closely monitor developments in the eHealth product and overall e-prescribing market and will adjust spending in that area commensurate with expected future returns and, if needed, augment the investment needed with additional capital or strategic relationships. Operationally, the results in the e-prescribing market will ultimately be the most significant operational determinant of liquidity and capital needs in 2006. The extent to which the Company views the e-prescribing market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses if called for. The Company has the ability to adjust cash spending in order to react to any shortfalls in projected cash collections or to adjust spending in certain investment areas should cash receipts make that possible or, if warranted and if the terms are acceptable, with additional external financing, receipts from exercised stock options and warrants of the Company’s common stock or strategic partnerships.
     The Company incurs significant costs that are common across all eHealth and eSecure product lines including operations of the ZixData Center, administrative overhead and research and development; therefore, eSecure and eHealth are not considered separate segments for reporting purposes.
     Based on the Company’s organization and current order rates as of December 31, 2005, the annualized operating spending for 2006 is currently projected to be between $39,000,000 and $41,000,000. The Company currently has cash receipt projections for 2006 of $21,000,000 to $23,000,000, which combined with $20,240,000 of unrestricted cash on hand at December 31, 2005 provides for an estimated $41,240,000 to $43,240,000 in cash available to fund the expected spending for 2006. Approximately $20,500,000 of the projected cash receipts comes from scheduled payments on binding contracts, estimated Secure Messaging customer renewals consistent with historic renewal rates, assumed flat year on year new eSecure subscription additions, expected transaction fees from existing e-prescribing contracts and new deployment levels per quarter in e-prescribing similar to the fourth quarter 2005. The Company estimates $500,000 to $2,500,000 in additional projected cash receipts from continued year on year growth in new subscriptions in eSecure, from new transaction fee sources, fees from a performance based e-prescribing contract and from additional e-prescribing sponsorships. All forward looking amounts discussed in this paragraph are unaudited.
     As contractual cash collections and expected increases in cash sources are not always certain, the Company has the ability to adjust cash spending to react to any shortfall in projected cash collections or to adjust spending in certain investment areas should cash receipts make that necessary or, if warranted and if the terms are acceptable, with additional external financing, receipts from exercised stock options and warrants of the Company’s common stock or strategic partnerships.
     The Company believes it has adequate resources and liquidity to sustain operations for 2006 and is targeting cash flow improvements to augment its liquidity beyond 2006 after considering the following factors: relatively low contractual spending commitments in 2006, historically high renewal rates for Secure Messaging, continued growth in the Secure Messaging business, increased mix of cash receipts attributable to the more profitable out years of contracts, the discretionary nature of the cash spend in excess of cash receipts in the emerging area of e-prescribing, and general flexibility of spending in other areas. However, operating in emerging and developing markets involves risk and uncertainties. There are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted cash flow improvements or achieve its operational objectives. Thus, if necessary and if the expected returns warrant it, the Company could further augment its cash flow position through additional cost reduction measures, sales of assets, additional financings or a combination of these actions. Operationally, the extent and timing of success and potential returns in the eHealth market will ultimately be the most significant operational determinant of liquidity. The extent to which the Company views the eHealth market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses.
2. Summary of Significant Accounting Policies
     Consolidation — The consolidated financial statements of the Company include the accounts of all its wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions are eliminated in consolidation.
     Use of Estimates — The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial conditions and results and require management’s most subjective judgments. Management reviews its estimates on an ongoing basis, including those related to the carrying value of long-lived assets and goodwill, expected useful life of property and equipment and the valuation allowance for its U.S. deferred tax assets. Revisions to such estimates are based upon currently available facts and circumstances.
     Cash Equivalents, Restricted Cash and Marketable Securities — Cash investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalents are considered restricted if the Company does not have direct, immediate access to the monies or use is otherwise restricted by debt requirements or other agreements. Restricted cash can be classified as either a current or non-current asset based on the timing of the expiration of the restrictions.
     Marketable securities not considered cash equivalents are classified as “available-for-sale” and reported at fair value.
     Property and Equipment, Long-Lived and Other Intangible Assets, Depreciation and Amortization — Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer equipment and software — three years; leasehold improvements — the shorter of five years or the lease term; and office equipment, furniture and fixtures — five years. Intangible assets are amortized using the straight-line method over their estimated useful lives of three or four years.
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified intangible assets and property and equipment aggregating $4,211,000 or 12% of total assets at December 31, 2005. The property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     During the first quarter of 2005, the Company evaluated the estimated useful lives of the intangible assets relating to the MyDocOnline acquisition and concluded that the lives for developed technology and customer relationships should be reduced to 3 years from 5 years and 4 years, respectively. This change in estimate was accounted for prospectively beginning January 1, 2005. Also during 2005, the Company recorded a $288,000 impairment charge on fixed assets that were not being utilized and which had no perceived future value.
     Goodwill — Goodwill, totaling $2,161,000 or 6% of total assets at December 31, 2005, represents the remaining cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software. Goodwill was $9,119,000 or 17% of total assets at December 31, 2004.

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized; however, the Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization based on the outstanding stock and market price of the stock. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. The sale of the Message Inspector and Web Inspector products in the first quarter of 2005, which were a significant part of the Elron acquisition, caused the Company to evaluate the goodwill assigned to the eSecure reporting unit. As a result, the Company reduced goodwill in the first quarter of 2005 by $2,161,000 as part of the carrying value of the net assets related to that transaction. This represented 50% of the acquired goodwill from the Elron acquisition. The sale of the Dr. Chart product caused the Company to evaluate the goodwill associated with the purchase of MyDocOnline, of which Dr. Chart was a significant portion. As a result, the Company included in the carrying amount of assets sold in the Dr. Chart sale, the entire goodwill balance of $4,797,000 associated with the acquisition of MyDocOnline. See Note 4 for additional discussion of these transactions.
     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At December 31, 2005, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $99,325,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. The Company has only one lease that is classified as a capital lease. Lease renewal options which the Company is “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. ZixCorp had two leases with renewal terms at December 31, 2005. The Company will likely only choose to exercise one of the two renewal options. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.
     Revenue Recognition — The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by SOP 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, Emerging Issues Task Force (“EITF”) Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple element nature of ZixCorp’s contracts with customers and the potential for incorrect application of accounting guidance requires that revenue recognition be considered a critical accounting policy.
     The Company develops, markets, licenses and supports computer services and software products. The Company’s products can be placed into several key revenue categories where each category has similar revenue recognition traits; eSecure subscription-based services, the PocketScript e-prescribing application, various transaction fees and related professional services. A majority of the revenues currently generated by the Company are through direct sales; however, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (“VSOE”) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue will be recognized until the customer accepts the product. Discounts provided to the customer are recorded as reductions in revenue.

     Subscription-based services include the Secure Messaging services of ZixMail, ZixVPM, ZixPort, and ZixAuditor, as well as certain products acquired from MyDocOnline (which were sold on September 30, 2005, see Note 4). Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. The customer is often provided an appliance at the beginning of the subscription period with pre-installed software or contractually subscribes to a data center resident service. With all ZixCorp’s services, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally one to three year contracts that are irrevocable and non-refundable in nature and require annual payments. The subscription period begins on the date specified by the parties when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.
     From September 2003 and extending through the first quarter 2005, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions to customers under perpetual licensing arrangements. These perpetual software licenses were normally sold as part of multiple-element arrangements that included annual maintenance and/or subscription, and may have included implementation or training services. Acceptance for these products was generally when delivered if they were self installable by the customer and upon installation if installation was required to be completed by ZixCorp professional services. These products were primarily self installed. Where VSOE had not been established for undelivered elements, revenue for all elements was deferred until those elements were delivered or their fair values determined. However, if VSOE was determinable for all of the undelivered elements, and the undelivered elements were not essential to the delivered elements, the Company deferred recognition of the fair value related to the undelivered elements and recognized as revenue the remaining portion of the arrangement through application of the residual method. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements was based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues were recognized as the services were rendered. The Company established VSOE for maintenance based upon the fact that maintenance was sold separately. Maintenance revenue was recognized over the term of the maintenance agreement, generally one year.
     On March 11, 2005, the Web Inspector and Message Inspector product lines which perform anti-spam, e-mail content filtering, and Web filtering were sold to CyberGuard and all related revenue ceased for ZixCorp. These product lines were acquired in September 2003 when the Company purchased Elron Software, Inc. Revenues for the Web Inspector and Message Inspector product lines were $646,000, $4,073,000 and $1,250,000 in 2005, 2004 and 2003, respectively. The sale of Message Inspector and Web Inspector is discussed further in Note 4.
     On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM and all related revenue ceased for ZixCorp. This product was acquired in January 2004 when the Company purchased MyDocOnline. Revenues for the Dr. Chart product line were $330,000 and $451,000 for 2005 and 2004 respectively. The sale of Dr. Chart is discussed further in Note 4.
     The Company recognizes revenue on the PocketScript e-prescribing service as a multiple element arrangement with separate units of accounting. VSOE is determined for the undelivered elements, and the residual value is assigned to the hardware device and is recognized upon installation of the device at an end-user location. Installation is determined by physical delivery of a functioning product. The fair values of the undelivered elements relate to ongoing services and are recognized ratably over the period of the service. The Company establishes VSOE for the service elements based upon contract renewal rates or fair market values if the element is commonly sold by others. Where the Company determines that VSOE cannot be established, the Company recognizes revenue for all elements in the arrangement ratably over the contractual service period. In the fourth quarter of 2005, the e-prescribing contract terms for new customers were changed to a more bundled arrangement which required that all revenue-related elements of the contract are accounted for together as subscription fees; thus, this revenue is being amortized over the contract life and reported as service revenues.
     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs or when the predetermined usage levels have been achieved.
     The Company does not offer stand alone services.
     Customer Indemnification Guarantees — The Company offers its customers a general indemnification guarantee against any legal actions brought against them claiming that the customers use of the ZixCorp services or software infringe any third party patent as long as the customer’s use of the service or software is in accordance with the ZixCorp contract. The Company has incurred no known liabilities relating to this guarantee and there are no provisions recorded as of December 31, 2005.
     Warranty Costs — The Company’s services include various warranty provisions. Warranty expense and product returns were not material to any period presented.
     Deferred Cost of Revenue —In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device, and are recorded as deferred cost of revenue. The deferred costs are then amortized into cost of revenue ratably over the period in which revenue is recognized. The deferred cost of revenue of $265,000 at December 31, 2005, is included in other assets. There was no deferred cost of revenue balance as of December 31, 2004.
     Software Development Costs — Costs incurred in the development and testing of software used in the Company’s Secure Messaging and PocketScript services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Certain costs incurred during development of these software applications, including costs of materials, services and payroll and payroll-related costs for employees directly associated with the development project, may qualify for capitalization. Due to the uncertainty of the amount and timing of future net revenues to be generated from these services, all development costs incurred through December 31, 2005, related to such services have been expensed and are included in research and development expenses.
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
     Advertising Expense — Advertising costs are expensed as incurred and totaled $776,000 in 2005, $735,000 in 2004, and $1,400,000 in 2003.
     Stock Based Compensation — The Company has various stock-based compensation plans covering employees and directors as more fully described in Note 13. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company used the intrinsic value method to account for stock-based compensation plans under the provisions of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.
     Had compensation cost for the Company’s stock-based compensation been determined consistent with the fair value method of SFAS 123, the Company’s net loss and loss per common share would have been as follows:

	2005	2004	2003
Net loss, as reported	$(43,596,000)	$(42,040,000)	$(27,578,000)
Add employee stock compensation expense recorded under the intrinsic value method	—	1,115,000	—
Deduct pro forma stock compensation expense computed under the fair value method	(6,166,000)	(9,214,000)	(4,502,000)

Pro forma net loss	$(49,762,000)	$(50,139,000)	$(32,080,000)

Basic and diluted pro forma loss per common Share	$(1.37)	$(1.59)	$(1.42)

     In December 2005, the Company elected to accelerate the vesting of 421,824 unvested options originally issued to qualified employees with exercise prices of $5.00 or greater, excluding options to three executive officers. The Company determined that there was no intrinsic value for these modified options; therefore, no stock based compensation expense was recorded in the Company’s 2005 statement of operation. The total pro-forma cost of the acceleration under SFAS 123 was $648,000 and is reflected in the 2005 pro form stock compensation expense above. The Company chose to accelerate these options to take advantage of the pro-forma reporting treatment allowed under SFAS 123 and thereby reduce stock based compensation expense in the statement of operations in periods subsequent to 2005 when the Company adopts SFAS 123(R) as discussed below.

     The Company used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants made during 2005, 2004 and 2003. In applying the BSOPM for 2005, the Company increased the estimated average holding period of vested options from one to two years based upon its review and observation relative to current trends by option holders. The following weighted average assumptions were applied in determining the pro forma compensation cost:

	2005	2004	2003
Risk-free interest rate	3.41%	1.86%	1.77%
Expected option life	3.6 years	2.5 years	2.5 years
Expected stock price volatility	96%	108%	103%
Expected dividend yield	—	—	—
Fair value of options granted	$2.31	$4.23	$2.63
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. It establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. SFAS 123(R) requires the fair-value based method for measuring and recognizing the cost of stock-based compensation.
     SFAS No. 123(R) replaces the intrinsic value measurement objective in APB Opinion 25 and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, “the requisite service period” (which is usually the vesting period). The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.
     Companies are also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, companies must recognize compensation cost for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, companies must restate previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, companies are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.
     The Company is required to adopt SFAS 123(R) on January 1, 2006, and has elected to use the modified prospective method along with the straight line amortization method for recognizing compensation costs. The Company will also use the “short-cut method” as prescribed in SEC Staff Accounting Bulletin No. 107 to calculate the estimated life of options granted to employees subsequent to December 31, 2005.
     As a result of the adoption of SFAS 123(R), the Company will recognize stock-based compensation for grants made after January 1, 2006. The Company estimates the adoption will have a significant adverse impact on the Company’s consolidated results of operations similar to the current pro forma disclosures under SFAS 123 above. As it relates to partially vested stock options outstanding as of December 31, 2005, the Company estimates it will incur additional expense of $2,258,000, $503,000 and $26,000 in 2006, 2007 and 2008, respectively.
     Earnings Per Share — Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Preferred stock dividends are included in the losses applicable to common stock for the 2003 EPS calculation. The Company’s basic and fully diluted EPS calculation are the same as the increased number of shares that would be included in the diluted calculation from assumed exercise of common stock equivalents would be anti-dilutive to the net loss in each of the years shown.
     Comprehensive Loss — Comprehensive loss is defined as net loss and all other changes to equity from nonowner sources. There were no other such changes to equity for 2005, 2004, and 2003.
Other Recent Accounting Pronouncements

     SFAS No. 154 “Accounting Changes and Error Corrections” — In June 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APBO No.20 (APBO 20) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles, unless it is impractical. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective for years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material impact on our results of operations or financial position.
3. Supplemental Cash Flow Information
     Supplemental information relating to interest, taxes, and noncash activities:

	Year Ended December 31,
	2005	2004	2003
Cash interest paid	$389,000	$1,000	$—

Income tax payment	$261,000	$163,000	$—

Supplemental schedule of noncash investing and financing activities:
Common stock issued for purchase of MyDocOnline (see Note 4)	$—	$9,037,000	$—

Issuance of warrants related to convertible promissory notes payable (see Note 11)	$—	$3,511,000	$—

Issuance of warrants related to promissory note payable (see Note 11)	$—	$1,475,000	$—

Assets acquired on capital lease	$160,000	$213,000	$—

Payables related to purchases of assets	$34,000	$—	$—

Insurance premiums financed by short-term note payable (see Note 11)	$367,000	$193,000	$—

Stock redemption of convertible promissory notes payable (see Note 11)	$8,451,000	$—	$—

Valuation of additional anti-dilutive warrants issued upon private placement	$153,000	$—	$—

Revaluation of warrants resulting from restructuring of convertible promissory notes (see Note 11)	$375,000	$—	$—

Valuation of beneficial conversion feature resulting from restructure of convertible promissory notes payable (see Note 11)	$2,518,000	$—	$—

Accrued expenses relating to private placement common stock (see Note 12)	$30,000	$—	$—

Common stock issued for purchase of PocketScript (see Note 4)	$—	$—	$1,386,000

Common stock issued for purchase of Elron Software (see Note 4)	$—	$—	$6,333,000

Promissory note payable converted to common stock	$—	$—	$1,013,000

Accretion of dividends on Series A and B convertible preferred stock	$—	$—	$1,405,000

Conversion of Series A and B convertible preferred stock into common stock	$—	$—	$7,058,000

4. Business Sales and Acquisitions
MyDocOnline, Inc.
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

$9,319,000

     The value of the acquired developed technology, customer relationships and in-process research and development was determined by discounting the estimated future net cash flows from the related assets using a discount rate of 31%. In-process research and development was immediately expensed and is recorded in research and development expenses in the consolidated statement of operations. The acquired goodwill is not expected to be deductible for tax purposes. Values assigned to developed technology and customer relationships were being amortized to cost of revenues and selling, general and administrative expenses, respectively, on a straight-line basis over three to five years from the acquisition date.
     Subsequent to purchasing MyDocOnline, the Company determined that it would focus on two core markets and reduce costs relating to the Company’s solutions and services in non-core markets. Management determined that the Company should reduce costs relating to the Connect service which was a product acquired in the MyDocOnline acquisition. Accordingly, ZixCorp suspended research and development investment for the Connect service, ceased sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrated existing Connect customers to other vendors. These decisions significantly and adversely changed the extent and use of the Connect service, for which the Company had recorded an identifiable intangible asset. The resulting test for recoverability of the developed technology resulted in an asset impairment charge of $675,000, which was recognized by the Company in the third quarter of 2004.
     On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM. As consideration, the Company received $150,000 in cash paid immediately after closing, a promissory note with an original principal amount of $550,000 (subject to certain adjustments) payable by mid-August 2007, and a warrant exercisable for 400,000 shares of MITEM common stock. Additionally, subject to the conditions and limitations provided in the Asset Purchase Agreement, MITEM assumed all Dr. Chart customer contracts and obligations upon close of the sale, including net deferred revenues of approximately $739,000. The promissory note was adjusted to a principal amount of $540,000 pursuant to the terms of the sales agreement. In addition, the actual proceeds from the note receivable from MITEM could vary as a result of early payment discounts depending on when MITEM elects to pay the note. MITEM did not exercise its first prepayment rights by December 31, 2005, but if the note is fully paid before March 30, 2006, MITEM will be required to pay $440,000 under the note. Otherwise, the note principal is due in six equal quarterly payments beginning May 15, 2006. The note bears interest at a rate of 10% per annum.
     The promissory note issued by MITEM is fully reserved and no value has been assigned to the warrants received. Therefore, gains could be recorded in future periods as payments of the note receivable are received.
     As an additional condition of the agreement, ZixCorp provided on-going hosting services for the existing Dr. Chart customers for a period of three months after the sale to provide MITEM with enough time to effectively transfer services to their own network. The estimated cost that the Company incurred to provide these services was accrued in determining the loss relating to the sale.

     The following summarizes the carrying amount of assets and liabilities that were sold to or assumed by MITEM upon the close of the transaction, the allocation of the goodwill to the Dr. Chart product, and resulting loss from the sale:

Net assets sold (liabilities transferred):
Accounts receivable, net	$34,000
Equipment, net	37,000
Intangibles, net	575,000
Deferred revenue	(739,000)

Net	(93,000)
Goodwill	4,797,000
Net proceeds:
Cash receivable	150,000
Note receivable, net	—
Service obligation	(30,000)
Transaction fees	(167,000)

Net proceeds	(47,000)

Loss on sale of product line	$(4,751,000)

     Revenues for the Dr. Chart product line were $330,000 and $451,000 for 2005 and 2004 respectively. Dr. Chart did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, its results of operations are included in income from operations in the consolidated statements of operations.
     The Company also agreed to provide customary indemnification to MITEM for breaches of representations and warranties, covenants and other specified matters. The Company has evaluated this indemnification and determined that no accrual is necessary.
Elron Software, Inc.
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

$7,469,000

     The values for the acquired deferred revenue, developed technology, customer contracts and relationships and trademarks and trade names were determined by management, based on a third-party valuation. The asset values were established by discounting the estimated future net cash flows from the related assets using a discount rate of 20%. Developed technology and trademarks and trade names are being amortized to expense on a straight-line basis over three years from the acquisition date. Customer contracts and relationships are being amortized to expense on a straight-line basis over four years from the acquisition date. Deferred revenue was recorded at its fair value on the acquisition date and is being amortized to revenues ratably over the remaining contractual maintenance periods. The acquired goodwill is deductible for tax purposes.
     On March 11, 2005 the Web Inspector and Message Inspector (“MI/WI”) product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation for $3,244,000 net of transactions fees of $317,000, consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments of $500,000 on June 15, September 15 and December 15, 2005 with no stated interest rate. The note receivable was recorded at its present value of $1,435,000 using an imputed interest rate of 9%. This is estimated to approximate the rate which would have resulted if an independent borrower and an independent lender had negotiated a similar transaction under comparable terms and conditions. The resulting discount was amortized into interest income over the term of the note. CyberGuard paid the note in full by December 31, 2005.
     Effective July 1, 2005, the Company and CyberGuard agreed to transfer additional MI/WI customers to CyberGuard and the corresponding deferred revenue. This transfer resulted in an additional $94,000 of deferred revenue being assumed by CyberGuard. A condition of the agreement is that ZixCorp must forward any cash received relating to MI/WI sales from the transferred customers after March 11, 2005. The net impact of the reduction of deferred revenue and accrual of amounts owed to CyberGuard was recorded as an additional gain of $85,000 on the overall sale of the MI/WI product line.
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

     Revenues for the MI/WI product lines were $646,000, $4,073,000 and $1,250,000 in 2005, 2004 and 2003, respectively. MI/WI did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, their results of operations are included in income from operations in the consolidated statements of operations.
     The Company also agreed to provide customary indemnification to CyberGuard for breaches of representations and warranties, covenants and other specified matters. The Company has evaluated this indemnification and determined that no accrual is necessary.

PocketScript, Inc.
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

2003
Revenues	$11,167,000

Net loss	$(56,841,000)
Preferred stock dividends (see Note 12)	(1,405,000)

Net loss applicable to common stock	$(58,246,000)

Basic and diluted loss per common share	$(2.31)

Weighted average shares used in per share calculation	25,251,212

     Because the acquisition of MyDocOnline occurred early in 2004 and the operations of Elron for 2004 are included in the statement of operations for the year ended December 31, 2004, the pro forma results for the acquisition of MyDocOnline for 2004 are not shown as they would not be materially different from the statement of operations for the year ended December 31, 2004.

5. Restricted Cash and Marketable Securities
     Restricted cash of $5,135,000 and $10,374,00 at December 31, 2005 and 2004, respectively, relates primarily to a debt covenant requiring the Company to maintain a minimum of cash deposits through November 2007 (see Note 11). The current portion of restricted cash of $5,100,000 at December 31, 2005 primarily represents the amount expected to be paid for the current portion of the convertible promissory notes.
     The Company held no marketable securities as of December 31, 2005. The marketable securities held by the Company at December 31, 2004 were classified as available-for-sale and consisted of $16,000,000 of asset-backed securities. The marketable securities were recorded at their fair values which equaled the amount paid for the instruments.
6. Accounts Receivable

	December 31
	2005	2004
Gross accounts receivable	$3,153,000	$3,732,000
Allowance for returns and doubtful accounts	(35,000)	(74,000)
Unpaid portion of deferred revenue	(2,969,000)	(3,097,000)

Receivables, net	$149,000	$561,000

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
7. Property and Equipment

	December 31
	2005	2004
Computer equipment and software	$31,627,000	$32,467,000
Leasehold improvements	4,691,000	4,581,000
Office equipment, furniture and fixtures	1,191,000	1,333,000

	37,509,000	38,381,000
Less accumulated depreciation and amortization	(33,857,000)	(33,357,000)

	$3,652,000	$5,024,000

     Computer equipment and software includes $365,000 and $213,000 of assets recorded under a capital lease as of December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the Company had recorded $123,000 and $6,000 respectively, in accumulated amortization related to these assets.
     The Company’s operations include depreciation and amortization expense related to property and equipment of $2,906,000 in 2005, $3,025,000 in 2004, and $3,228,000 in 2003.
     In 2005, the Company recorded a $288,000 impairment charge on fixed assets that were not being utilized and which had no perceived future value. These assets were not disposed of and could be utilized by the Company in the future; however, the Company concluded that the fixed assets should be recorded at the estimated market value.

8. Intangible Assets and Goodwill
     At December 31, 2005 and 2004, the Company’s intangible assets, all of which are subject to amortization, were comprised of the following, which resulted from the third quarter 2003 acquisitions of PocketScript and Elron Software and the first quarter 2004 acquisition of MyDocOnline:

	December 31, 2005			December 31, 2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed technology	$2,034,000	$1,475,000	$559,000	$3,541,000	$1,347,000	$2,194,000
Customer contract and relationships	—	—	—	1,994,000	596,000	1,398,000
Trademarks and trade names	—	—	—	432,000	192,000	240,000

Total intangible assets	$2,034,000	$1,475,000	$559,000	$5,967,000	$2,135,000	$3,832,000

     The weighted average useful live for developed technology is three years as of December 31, 2005.
     Amortization expense relating to intangible assets totaled $1,199,000, $1,791,000 and $448,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Changes in the intangible assets for years ended December 31, 2004 and 2005 are as follows:

		Accumulated
	Cost	Amortization
Balance at January 1, 2004	$4,037,000	$448,000
MyDocOnline acquisition	2,709,000	—
Asset impairment charge	—	675,000
Amortization of intangibles	—	1,791,000
Write-off of impaired asset	(779,000)	(779,000)

Balance at December 31, 2004	5,967,000	2,135,000
Amortization of intangibles	—	1,199,000
Sale of intangibles to CyberGuard	(2,711,000)	(1,212,000)
Sale of intangibles to MITEM	(1,222,000)	(647,000)

Ending balance at December 31, 2005	$2,034,000	$1,475,000

     The expected future intangible amortization expense is as follows:

2006	$536,000
2007	23,000

Total	$559,000

     During the third quarter of 2004, the Company determined that it would focus on the Company’s two core markets and reduce costs relating to the Company’s solutions and services in non-core markets. Company management determined that the Company should reduce costs relating to the Connect service which was a product acquired in the MyDocOnline acquisition. The Connect service was a subscription-based Web service that enables patients and physicians to securely communicate online for a variety of purposes, including online doctor visits, administrative questions, appointment requests, billing questions, prescription requests and referral requests. The Company determined that continuing to operate the Connect service was not consistent with the Company’s business and financial goals. Accordingly, Company management determined that it would suspend research and development investment for the Connect service, cease sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrate existing Connect customers to other vendors. As a result, an impairment of the developed technology asset was recognized for $675,000.
     At December 31, 2005 and 2004, the Company had recorded goodwill totaling $2,161,000 and $9,119,000, respectively. Goodwill of $2,161,000 was included in the carrying value of assets sold to CyberGuard in the sale of the Message Inspector and Web Inspector product lines (see Note 4). Goodwill of $4,797,000 was included in the carrying value of assets sold to MITEM in the sale of the MyDocOnline product line (see Note 4). The remaining goodwill was originally recorded with the acquisition of Elron Software in the third quarter 2003 and is assigned to the eSecure reporting unit. The Company evaluates its goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There have been no impairment indicators to the goodwill recorded as of December 31, 2005.
9. Accrued Expenses

	2005	2004
Employee compensation and benefits	$1,766,000	$2,056,000
Professional fees	615,000	481,000
Taxes	800,000	884,000
Insurance	—	160,000
Interest	64,000	178,000
Other	504,000	950,000

Total accrued expenses	$3,749,000	$4,709,000

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
     Since the Company’s services to be provided to Sanofi-Aventis were not yet fully defined, the $4,000,000 payment was recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Sanofi-Aventis by the dates outlined above, the deposit will be forfeited on an annual basis and ZixCorp will recognize the forfeiture as a reduction of operating expenses. The Company is required to return to Sanofi-Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company; in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local, or foreign law; in the event the Company files for bankruptcy; or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of December 31, 2005, the Company has provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement which was recognized as revenue in 2004.
     The Company and Sanofi-Aventis agreed to extend the January 30, 2005 deadline for utilizing the $960,000 remaining balance of the initial $1,000,000 to April 11, 2005. The $960,000 was not utilized by Sanofi-Aventis by April 11, 2005, and the Company advised Sanofi-Aventis that the unused $960,000 was forfeited to the Company and was recognized as a customer deposit forfeiture in the 2005 consolidated statement of operations. The Company believes that the forfeiture of the deposit is most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. Sanofi-Aventis did not request any additional services as of January 30, 2006, therefore, an additional $1,000,000 of the $3,000,000 customer deposit at December 31, 2005 was forfeited to Zix Corporation. This amount will be recognized as a customer deposit forfeiture in the first quarter 2006 consolidated statement of operations. The eventual disposition of the remaining customer deposit is not known at this time.
11. Notes Payable
     Total notes payable at December 31, 2005 are as follows:

					Additional
					Discount from
				December 31,	Debt		Additional Debt	December 31,
	Stated	Effective		2004	Amendments /	Discount /	Incurred /	2005
	Interest	Interest		Net Book	Additional	Premium	(Payments	Net Book
	Rate	Rate	Term	Value	Warrants	Amortization	Made)	Value
Convertible promissory notes payable.	7.47%	29.75%	2007	$17,195,000	$(2,296,000)	$5,005,000	$(15,500,000)	$4,404,000
Promissory note payable	4.50%	11.00%	2007	1,840,000	—	386,000	—	2,226,000
Short-term promissory notes	6.99%	6.99%	2006	—	—	—	366,000	—
				193,000	—	—	(291,000)	268,000

Total notes payable				$19,228,000	$(2,296,000)	$5,391,000	$(15,425,000)	$6,898,000

Convertible Promissory Notes Payable
     On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (together with Omicron, the “Investors”), in which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 a share. The warrants are immediately exercisable and expire November 2, 2009. At the time the notes were issued the Company’s common stock had a fair value of $4.88 per share.
     The Company incurred approximately $1,598,000 of financing costs associated with the original issuance of the convertible notes payable. This amount was deferred and is being amortized over the life of the notes using the effective interest method.
     On April 13, 2005, the Company entered into amendments with the Investors to restructure the original purchase agreements signed on November 2, 2004. In connection with the restructuring of the notes, an Amended and Restated Convertible Note and an Amended and Restated Common Stock Purchase Warrant and an Amended and Restated Registration Rights Agreement were entered into with each of the Investors.
     Below is a summary of the significant terms of the notes after they were amended:
•	The principal is payable in four installments of $5,000,000 on October 31 and December 31, 2005 (collectivity, the “2005 Payments”), November 2, 2006 and 2007.

•	The 2005 Payments can be redeemed at 105% of principal and can be redeemed in stock, in whole at any time or in part from time-to-time on or before the revised payment dates. The redemption value of the stock is based on the daily VWAP of the common stock less a 10% discount for 15 trading days preceding the date of stock redemption. The amount of stock redeemed during any 15 day redemption period is limited to 20% of the volume of the Company’s stock traded in the public market. The Company may declare more than one stock redemption before the October 31 and December 31, 2005 payment dates as long as the stock redemptions are at least 20 trading days apart. Any portion of the 2005 payments which are not or cannot be redeemed in stock must be paid in cash at 105% of principal.

•	If the Company pays all or a portion of the 2005 payments in cash, the Company must issue immediately exercisable warrants to the Investors equaling 70% of the common stock that would be issued to the Investors to retire that portion of the principal paid in cash at $6.00 per share (or lower exercise price if anti-dilution provisions are triggered). The exercise price of these warrants, if issued, would be $6.00 (or lower exercise price if anti-dilution provisions are triggered) and the warrants will expire on an annual basis beginning on November 2, 2006 and ending on November 2, 2008. These warrants would thereafter be subject to potential weighted average downward re-pricing triggered by future equity issuance by the Company at a price lower than $6.00 per share. In the fourth quarter 2005 the exercise price was further lowered to $5.38 due to the private placement of common stock (see Note 12).

•	The 2006 and 2007 payments may be paid in stock if the Company’s common stock closes above $6.00 per share for 15 of 20 days before the payment date.

•	The Company has the right to prepay the 2006 and 2007 payments at any time at 105% of the outstanding principal amount of the notes, plus accrued interest if the Company is not in a share deficiency situation. In addition, the Company must issue immediately exercisable warrants to the Investors equaling 70% of the common stock that would be issued to the Investors to retire the principal and interest assuming the notes and interest were converted to the Company’s common stock. The exercise price of these warrants, if issued, would be $6.00 a share, or lower if anti-dilution clauses are triggered.

•	The warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 per share, were amended, such that the exercise price for a pro-rata portion of the warrants is reduced to the price of the Company’s common stock as and when the convertible notes are redeemed in stock, if the redemption value per share of common stock is lower than $6.00 per share.

•	The notes’ stated interest rate is the six-month LIBOR plus 300 basis points and is reset every six months (this rate was reset on November 1, 2005 to 7.47%).

•	At the Company’s option, and assuming the Company has not reached the maximum shares allowed under the notes, interest on the notes is payable quarterly in cash or common stock valued at a 10% discount to the volume weighted average price (VWAP) for the Company’s common stock for a specified number of trading days preceding the interest payment date.

•	The Investors may convert the notes into the Company’s common stock at $6.00 a share at any time. However, the Company has the right to force the conversion of the notes at $6.00 if the Company’s common stock closes above $11.00 per share for 15 of 20 days before the annual payment date and if the following conditions are met:
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

3.	110% of the sum of the number of common stock shares to be issued to a particular holder on the scheduled principal payment date, plus the number of common stock shares previously issued to that holder, plus the number of common stock shares then issuable upon conversion of the note held by that holder or exercise of the warrants held by that holder is less than the portion of a maximum share amount allocated to such holder (initially 3,407,801 shares for each original note holder).
•	The notes have weighted average anti-dilution provisions that would cause an adjustment to the conversion price and the number of shares issuable under the notes upon the occurrence of issuances of equity securities or convertible equity securities at prices below the then-effective conversion price or other specified dilutive events such as stock splits, stock dividends, recapitalizations, certain repurchases by the Company of its shares, and certain dividends and distributions made by the Company.

•	The Investors have the right to require the Company to repurchase the notes in cash upon the occurrence of specified “repurchase events,” such as a change in control or events of default while the notes are outstanding. Additionally, the notes contain restrictive covenants, including covenants that prohibit the Company from incurring certain indebtedness, establishing certain liens on the Company’s assets or issuing any variable priced securities.

•	The Company was required to place certain proceeds from the notes into a restricted collateral account. The amount of restricted cash collateral required to be maintained in this account is 50% of the aggregate principal amount outstanding (initially $10,000,000). The Company was required to maintain an overall cash balance of $10,000,000 (restricted and non-restricted) through December 31, 2005 at which time the required cash balance would be reduced $9,000,000 at the time the December 31, 2005 payment is made. The required cash balance will further decrease to $5,000,000 in November 2006 through the notes maturity when the November 2, 2006 payment is made.
     Accounting treatment of the amended convertible promissory notes payable - The amended convertible promissory notes payable as of April 13, 2005 were valued by an independent third party. The third party assessed the value of the 1,000,000 initial warrants issued with the notes at $2,225,000 using a binomial model calculation. The calculation assumed that the exercise price ranged from $3.76 — $6.00 depending on the reset of the exercise price that occurs upon principal redemptions in stock. It also assumed a redemption level of $15.00 per share, a risk-free rate of 3.98%, volatility of 100% and the average remaining life of 4.5 years.
     The Company accounted for the notes and related warrants using the provisions of EITF Abstract No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock and Accounting Principles Board (“APB”) No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Under the provisions of EITF 00-19 the notes should be recorded as a liability as they do not meet the requirements of being accounted for as equity. Under the provisions of APB 14, the proceeds received from the notes should be allocated between the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at time the notes were amended, the total discount on the convertible notes payable as of April 13, 2005 was $2,086,000. This balance is being amortized to interest expense using the effective interest method over the term of the notes. The revaluation of the outstanding warrants resulting from the restructuring of the convertible promissory notes resulted in a $375,000 decrease in costs, which has been reported with the additional valuation costs for the beneficial conversion feature, which is discussed below.
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
     The 5% early payment premium on the 2005 Payments noted above was accreted into interest expense using the effective interest method from the time of the amendment through the scheduled date of the last 2005 payment, December 31, 2005.
     The Company incurred approximately $287,000 of costs in relation to the amendments to the convertible promissory notes. These costs were recorded as a period expense in the first quarter of 2005. However, the remaining unamortized balance of the financing costs incurred in relation to the issuance of the initial notes on November 2, 2004 was approximately $1,308,000 as of April 13, 2005. This balance continues to be reported as a deferred financing cost asset and amortized over the remaining life of the amended notes using the effective interest method.
     2005 adjustment to the stock conversion price and warrant exercise price — As noted on the terms above, the convertible promissory notes payable have certain weighted average anti-dilution clauses that adjust the debt conversion and warrant pricing if the Company issues common stock below $6.00 per share. In the third quarter of 2005, the Company raised net proceeds of $24,201,000 through a private placement of common stock. As a result of this action, the number of warrants originally granted under the convertible promissory notes on November 2, 2004 increased from 1,000,000 to 1,115,244 and the exercise price of those warrants decreased from $6.00 per share to $5.38 per share. The conversion price of the debt was also adjusted from $6.00 per share to $5.38 per share. No additional discount on the notes was recorded as a result of the conversion price adjustment as the revised conversion price ($5.38) is higher than the market value on the Company’s common stock at the time the convertible notes were originally issued ($4.88) and, therefore, the conversion feature has no intrinsic value. The 115,244 additional warrants were valued at $153,000 using the BSOPM and recorded as additional discount on the convertible promissory notes payable.
     2005 Payment Activity on the Convertible Notes Payable: Through a series of transactions beginning in May 2005, the Company made the 2005 debt and interest payments and elected to pay early a portion of the 2006 and 2007 maturities in cash and common stock. Below is a summary of the 2005 principal and interest payment activity associated with the convertible notes:

						Additional		Original
				Shares of		Warrants		Warrants
		Premium		Common	Additional	Issued:	Original	Revised:
	Principal	Paid on	Interest	Stock	Warrants	Exercise	Warrants	Exercise
	Retired	Retirement	Paid	Issued	Issued	Price	Re-priced	Price
Stock Redemptions
May 2, 2005	$—	$—	$267,000	97,316	—	$—	—	$—
August 2, 2005	—	—	320,000	116,786	—	—	—	—
September 23, 2005	2,211,000	110,000	21,000	1,102,954	—	—	118,672	2.15
October 28, 2005	1,629,000	81,000	26,000	948,834	—	—	87,442	1.82
November 2, 2005	—	—	259,000	149,914	—	—	—	—
December 1, 2005	2,258,000	113,000	14,000	1,425,278	—	—	125,914	1.69
December 9, 2005	1,951,000	98,000	15,000	1,433,051	—	—	217,550	1.44

Total stock	$8,049,000	$402,000	$922,000	5,274,133	—		549,578

Cash Payments
February 2, 2005	$—	$—	$267,000	—	—	$—	—	$—
December 9, 2005	1,951,000	98,000	15,000	—	145,032	5.38	—	—
December 30, 2005	5,000,000	250,000	61,000	—	650,558	5.38	—	—

Total cash	$6,951,000	$348,000	$343,000	—	795,590		—

Total 2005 activity	$15,000,000	$750,000	$1,265,000	5,274,133	795,590		549,578

     Total early payment premiums paid in 2005 are $750,000. Of this amount, $500,000 was accreted into the principal balance of the convertible promissory notes during the year as the early payments were required under the April 13, 2005 amendments. The remaining $250,000 was incurred upon early extinguishment of debt and included in the related loss discussed below.
     On December 30, 2005, the Company transacted an early extinguishment of 50% of the outstanding balance of the convertible notes payable ($5,000,000). As part of the partial debt extinguishment the Company paid the 5% early payment premium and all accrued interest. Additionally, per the amended terms of the notes, 650,558 warrants were issued equaling 70% of the common stock that would be issued to the investor to retire that portion of the principal paid in cash at $5.38 per share. These warrants were valued at $100,000 using the BSOPM with the following assumptions: expiration is 50% in November 2006 and 50% in November 2007, risk-free interest rate of 4.38%, volatility of 67 — 75% and no dividends payable during the life of the warrants.
     Concurrent with the early extinguishment, 50% of the remaining unamortized discount on the convertible notes payable and 50% of the remaining unamortized deferred financing costs were written-off against the loss on extinguishment of debt. The total loss on the extinguishment of debt was $1,226,000 and consisted of the following:

Early payment premium	$250,000
Write-off of unamortized discount	595,000
Write-off of unamortized deferred financing costs	338,000
Value of additional warrants issued	100,000

Loss on extinguishment of debt	$1,283,000

     After the final 2005 payment on the convertible notes payable was made, the balance of the remaining note is $5,000,000. Principal payments of $2,500,000 are due on November 2, 2006 and November 2, 2007. All terms and conditions of the amended notes explained above apply to the remaining balances other than the restricted cash requirements. The Company is now required to maintain $5,000,000 in a collateral account through November 2, 2006 at which time it will be reduced to $2,500,000 when the required debt payment is made. The Company still has the option to make the final two payments with common stock; however, this would require shareholder approval of the issuance of additional shares as described below. Any cash payments will be made using the restricted cash balances on hand as of December 31, 2005.
     As a result of the debt payment activity described above and the related warrants it created, the Company may need to issue more shares, through conversion of the notes or the exercise of outstanding warrants for shares of the Company’s common stock, than are allowed under the original note agreements. The Company will request the shareholders of the Company to approve additional shares to cover the share deficiency at the annual meeting of shareholders in April 2006. If the shareholders approve the additional shares, the shares underlying the warrants and convertible notes would again be available through the terms of the note and warrants. If the shareholders vote to reject the proposal, the warrants would expire as shares would not be available for delivery and the note would become repayable only in cash. The total number of warrants that are in a share deficiency status are 754,405 as well as the entire $5,000,000 principal outstanding, which is convertible into 929,368 shares at $5.38 a share, see Note 12 for details of which warrants are in a share deficiency status.
     Due to the share deficiency situation, the remaining note balance became callable at anytime by the remaining investor. However, the investor has waived their right to call the note pending the outcome of the April 2006 shareholder vote. Regardless of the outcome of the April shareholder vote, the note will remain callable at anytime through the final payment in November 2007, therefore, ZixCorp has classified the remaining note balance as a current liability.
     After all discounts, stated interest, payment premiums, issuance of warrants, beneficial conversion features and financing costs are taken into account, the effective yield on the amended convertible notes payable is 29.75%. The effective yield increases to 34.33% when the loss on early extinguishment of debt is included in the calculation. The total interest expense relating to the convertible promissory notes payable is $6,424,000 and $485,000 for 2005 and 2004, respectively, and includes the stated interest expense, discount amortization, premium accretion, issuance of warrants and deferred financing cost amortization.
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

     Concurrent with the issuance of the note payable to Sanofi-Aventis, the Company issued warrants to purchase 145,853 shares of its common stock all of which were outstanding at December 31, 2005. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the BSOPM and the following assumptions: contractual life of three years, risk-free interest rate of 5%, volatility of 100% and no dividends payable during the contractual term. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company.
Short-term Note Payable
     In December 2004, ZixCorp issued an 11-month note payable to Cananwill, Inc. (“Cananwill”) to finance the Company’s 2005 commercial insurance policies. In January 2005, the Cananwill note was increased by an additional $84,000 to $277,000 to finance the Company’s technology errors and omissions liability insurance coverage. In December 2005, the two previous notes were fully paid by the Company and ZixCorp entered into an 11-month note totaling $282,000 to finance the Company’s 2006 commercial insurance requirements. The note matures in November 2006. Interest and principal payments are made on a monthly basis.
12. Equity Financing Arrangements and Related Warrants
Warrants Summary
     Below is a summary of warrant activity during 2005:

	December 31,					December 31,
	2004					2005
	Warrants	Exercise	Warrants	Warrants	Repriced	Warrants	Warrant
Warrant Grants:	Outstanding	Price	Issued	Exercised	Warrants	Outstanding	Expiration	Share Deficiency
2005 Private Placement	—	$3.04	3,466,274	—	—	3,466,274	Aug 2010	—
2005 Private Placement broker warrants	—	3.04	108,964	—	—	108,964	Aug 2010	—
Agent for 2005 Private Placement	—	3.04	178,111	—	—	178,111	Aug 2010	—
2003 Private Placement	181,452	4.96	—	—	—	181,452	June 2007	—
2002 Private placement of convertible equity securities	648,172	1.73	—	(648,172)	—	—	Sept 2005	—
2002 Private placement of convertible equity securities — additional warrants issued due to anti-dilution protection	—	1.73	561,540	(561,540)	—	—	Sept 2005	—
Series A Convertible Preferred Stock	243,899	3.90	—	—	—	243,899	Sept 2006	—
Series B Convertible Preferred Stock	270,509	3.90	—	—	—	270,509	Sept 2006	—
2002 private placement of equity securities	916,667	57.60	—	—	—	916,667	May 2010	—
Promissory note payable (see Note 11)	145,853	13.01	—	—	—	145,853	Jan 2007	—
Warrants related to convertible promissory notes payable (see Note 11)
Convertible promissory note payable, initial warrants	1,000,000	5.38	—	—	(549,578)	450,422	Nov 2009	293,331
Re-pricing of initial warrants, Sept 23, 2005	—	2.15	—	—	118,672	118,672	Nov 2009	59,336
Re-pricing of initial warrants, Oct 28, 2005	—	1.82	—	—	87,442	87,442	Nov 2009	43,721
Re-pricing of initial warrants, Dec 1, 2005	—	1.69	—	—	125,914	125,914	Nov 2009	62,957
Re-pricing of initial warrants, Dec 9, 2005	—	1.44	—	—	217,550	217,550	Nov 2009	98,277
Increase due to repricing for 2005
Private Placement	—	5.38	115,244	—	—	115,244	Nov 2009	—
Additional warrants issued with cash payment of convertible promissory notes payable	—	5.38	795,590	—	—	795,590	Nov 2006 — Nov 2008	196,783
Convertible promissory note broker warrants	166,667	6.00	—	—	—	166,667	Nov 2009	—

Total	3,573,219		5,225,723	(1,209,712)	—	7,589,230		754,405

     The equity financing arrangements in which the warrants were included are explained below.

2005 Private Placement of Common Stock and Warrants
     On August 9, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) to issue and sell an aggregate of 10,503,862 units consisting of (i) one share of common stock of the Company, par value $0.01 per share (the “Common Stock”), and (ii) a related warrant to purchase one-third of one share of Common Stock. The units were sold for a purchase price of $2.50 per unit, except in the case of units purchased by officers and directors of the Company, which were sold at a purchase price of $2.99 per unit. Total proceeds from the private placement was $26,288,000 before transaction costs of $2,087,000. The Company intends to use the net proceeds for working capital and general corporate purposes.
     The officers and directors of the Company purchased 56,862 shares for $170,000 of the $26,288,000 total proceeds and received 18,764 warrants.
     All of the 3,466,274 warrants included in the private placement have a five-year term and will be exercisable at any time following the six-month anniversary of the closing of the Purchase Agreement. The exercise price of the warrants is $3.04 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. No warrants were exercised as of December 31, 2005.
     As part of their compensation for advising the Company during the transaction, the placement agent for the private placement was issued 178,111 five-year warrants at a purchase price of $3.04 per share, identical to those issued to the Purchasers. Because the investors from the 2004 Private Placement of Convertible Notes Payable, described below, also participated in the private placement under their right of first refusal, the debt broker was issued 108,964 five-year warrants at a purchase price of $3.04 per share, identical to those issued to the Purchasers.
     The total warrants of 3,753,349 issued in connection with the 2005 private placement were valued at $7,938,000 using the BSOPM and were assigned a value of $5,202,000 based on their relative fair value with the common shares issued in the private placement, which was included in additional paid-in-capital.
2004 Private Placement of Convertible Notes Payable and Related Transactions in 2005
     As discussed in Note 11, on November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (together with Omicron, the “Investors”), in which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 a share, all of which were outstanding at December 31, 2005. The warrants are immediately exercisable and expire November 2, 2009. The convertible promissory notes payable have certain anti-dilution clauses that adjust the debt conversion and warrant pricing if the Company issues common stock below $6.00 per share. As a result of the 2005 Private Placement discussed above, the number of warrants originally granted under the convertible promissory notes on November 2, 2004 increased from 1,000,000 to 1,115,244 and the exercise price of those warrants decreased from $6.00 per share to $5.38 per share.
     On April 13, 2005, the Company agreed to restructure the $20,000,000 convertible promissory notes payable and related warrants with the Investors. Under the terms of the restructured notes, the Company had the ability to redeem the principal and accrued interest associated with the notes, as well as any corresponding prepayment fees, in common stock of the Company based on the market price and trading volume during the redemption periods. Any principal redeemed at a price less than the then-current conversion price would cause a re-pricing of a pro rata share of the outstanding warrants held by the Investors to a price equal to the average market price of the Company’s common stock used for the redemption during the redemption period. In 2005, the Company redeemed a total of $8,049,000 of the convertible notes over four redemption periods using its common stock, which caused a repricing of 118,672, 87,442, 125,914, and 217,550 warrants of the original 1,000,000 warrants issued with the convertible notes payable to be re-priced to $2.15, $1.82, $1.69, and $1.44, respectively. The re-pricing of these warrants had no impact on the 2005 financial statements.
     In addition, per the restructured purchase agreements, any principal repayment made in cash prior to the original due date of the principal would cause the issuance to the Investors of certain redemption warrants, the number of which would be 70% of the shares the principal would have been converted into at the then-current conversion price. The price of the redemption warrants would be the conversion price and the expiration date would be the due date of the principal being repaid. In the fourth quarter of 2005, the Company repaid $6,951,000 of the convertible promissory notes in cash, which caused the issuance of a total of 795,590 warrants with an exercise price of $5.38. Of these warrants, 325,279 expire on November 2, 2006, 325,279 expire on November 2, 2007, and 145,032 expire on November 2, 2008. These warrants were valued at $147,000 using the BSOPM. Of this amount, $47,000 was recorded as interest expense and $100,000 was included in loss on extinguishment of debt.
     As a result of the debt payment activity described above and the related warrants it created, the Company may need to issue more shares, through conversion of the notes or the exercising of outstanding warrants for shares of the Company’s common stock, than are allowed under the original note agreements creating a share deficiency situation. The Company will request the shareholders of the Company to approve additional shares to cover the deficiency at the annual meeting of shareholders in April 2006. If the shareholders approve the additional shares, the shares underlying the warrants would again be available for the duration of their life. If the shareholders vote to reject the proposal, the warrants would expire as shares would never be available for delivery. Should this occur, the Company has no further obligations under these warrants. The total number of warrants that are in a share deficiency status are 754,405.
2003 Private Placement of Common Stock and Warrants
     In June 2003, the Company completed private placements whereby the Company received an aggregate of $5,750,000 in cash, excluding issuance costs of $142,000, in exchange for 1,566,758 shares of common stock and warrants to purchase 231,855 shares of common stock. The shares of common stock were sold at a price of $3.67 per share and the warrants have an exercise price of $4.96 per share. The warrants were exercisable when issued and expire in June 2007 and were valued at $148,000 using the BSOPM. At December 31, 2005, 181,452 of these warrants were outstanding.
2002 Private Placement of Convertible Equity Securities and Warrants
     In September 2002, the Company completed private placements whereby the Company received an aggregate of $16,000,000 in cash in exchange for convertible notes, two separate series of convertible redeemable preferred stock and warrants to purchase the Company’s common stock. All convertible notes and convertible redeemable preferred stock were converted into the Company’s common stock in 2002. Below is an activity summary of the warrants issued with the 2002 Private Placement of Convertible Equity Securities:
•	Warrants related to the issuance of $8,000,000 of convertible notes — Concurrent with the issuance of $8,000,000 of convertible notes in September 2002, the Company issued immediately exercisable warrants to purchase 386,473 shares of the Company’s common stock at a price per share of $4.14. In April 2003, the Company and the former noteholders completed a warrant exercise and replacement program whereby the Company received $1,600,000 in cash as a result of the noteholders exercising their original warrants and issued replacement warrants to the noteholders to purchase 455,017 shares of the Company’s common stock at $5.00 per share. Subsequently, as a result of the Company’s private placement in June 2003, the Elron Software acquisition in September 2003, redemptions of the convertible notes throughout 2005 and the Company’s private placement of common stock in August 2005, and certain anti-dilution provisions of the replacement warrants, the price per common share pursuant to these replacement warrants was reduced from $5.00 to $1.44 and the number of common shares available for purchase was increased from 648,172 to 1,209,712. The additional warrants were assigned a value of $249,000 using the BSOPM, which was reallocated from the original additional paid-in capital that was recorded at the time the initial warrants were issued. All 1,209,712 warrants were exercised for total proceeds of $2,088,365, or an average of $1.73 per share. At December 31, 2005 none of these warrants remain outstanding.

•	Warrants related to the issuance of $3,250,000 of Series A Convertible Preferred Stock — Concurrent with the issuance of $3,250,000 of Series A Convertible Preferred Stock in September 2002, the Company issued warrants to purchase 288,244 shares of the Company’s common stock at a price per share of $4.42. The fully-exercisable warrants expire in September 2006 and the exercise price is subject to certain anti-dilution adjustments. As a result of the Company’s private placement in June 2003, the Elron Software acquisition in September 2003, redemptions of the convertible notes throughout 2005 and the Company’s private placement of common stock in August 2005, the exercise price per common share was adjusted from $4.42 to $3.90. At December 31, 2005, 243,899 of these warrants were outstanding.

•	Warrants related to the issuance of $4,750,000 of Series B Convertible Preferred Stock — Concurrent with the issuance of $4,750,000 of Series B Convertible Preferred Stock in September 2002, the Company issued warrants to purchase 421,284 shares of the Company’s common stock at a price per share of $4.42. The fully-exercisable warrants expire in September 2006 and the exercise price is subject to certain anti-dilution adjustments. As a result of the Company’s private placement in June 2003, the Elron Software acquisition in September 2003, redemptions of the convertible notes throughout 2005 and the

Company’s private placement of common stock in August 2005, the exercise price per common share was adjusted from $4.42 to $3.90. At December 31, 2005, 270,509 of these warrants were outstanding.
2002 Private Placement of Equity Securities
     In 2000, the Company, through a private placement, received cash of $44,000,000 in exchange for 916,667 shares of its common stock, ten-year warrants to purchase 916,667 shares of the Company’s common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company’s common stock at $12.00 per share. At December 31, 2005, 916,667 of the ten-year warrants were outstanding and all four-year warrants have been exercised.
13. Employee, Director and Other Stock Options and Grants
     Below is a summary of common stock options outstanding at December 31, 2005:

	Authorized	Options	Available
	Shares	Outstanding	for Grant
Employee and Director Stock Option Plans:
1990 Stock Option Plan	345,045	31,250	—
1992 Stock Option Plan	450,000	73,166	—
1995 Long-term Incentive Plan	1,825,000	1,492,700	—
1996 Director’s Stock Option Plan	225,000	62,500	—
1999 Director’s Stock Option Plan	975,000	853,917	—
2001 Stock Option Plan	2,525,000	1,129,509	929,581
2001 Employee Stock Option Plan	300,000	241,977	14,476
2003 New Employee Stock Option Plan	500,000	491,100	8,900
2004 Stock Option Plan	3,200,000	1,037,631	2,162,369
2004 Director’s Stock Option Plan	300,000	285,000	15,000
Cook Employee Transferred Options	807,127	18,000	—

Total employee and director stock option plans	11,452,172	5,716,750	3,130,326
Executive Stock Option Agreements:
John A. Ryan, former Chairman and CEO	1,000,000	1,000,000	—
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	—
Other executive stock option agreements	450,000	158,665	—

Total executive stock option agreements	2,100,000	1,808,665	—
Other Stock Option Agreements	70,000	70,000	—

Total	13,622,172	7,595,415	3,130,326

Employee and Director Stock Option Plans
     The Company has non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. Options granted under these plans are generally not less than the fair market value at the date of grant and, subject to termination of employment, generally expire ten years from the date of grant. Employee options generally vest in installments over two to five years. Option grants to employees and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At December 31, 2005, 3,130,326 shares of common stock were available for future grants under the Company’s stock option plans.
     Cook Employee Transferred Options — During 2000 and 2001, David Cook, founder of the Company, reallocated vested options to acquire 807,127 shares of the Company’s common stock to certain of the Company’s employees and a director. These reallocated options have a five-year term, are fully vested. 18,000 options remain outstanding as of December 31, 2005 with an exercise price of $7.00 per share. Non-cash compensation expense of $16,815,000 was recognized over the vesting periods from 2000 to 2002, representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company’s common stock on the dates the options were reallocated and the respective option exercise prices.

Executive Stock Option Agreements:
     John A. Ryan — In November 2001, Mr. John A. Ryan was appointed chairman, president and chief executive officer of the Company. Mr. Ryan received options to acquire 1,000,000 shares of ZixCorp common stock at an exercise price of $5.24 per share that became fully vested in November 2003 and were still outstanding on December 31, 2005. Mr. Ryan resigned as Chief Executive Officer and Chairman of the Board in February and October 2005, respectively.
     Richard D. Spurr — In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vests quarterly through January 2007 on a pro rata basis. The options automatically vest 100% in the event of a change in control of the Company. At December 31, 2005, all 650,000 options were still outstanding. Mr. Spurr was appointed Chief Executive Officer in March 2005 and Chairman of the Board in February 2006.
     Other Executive Stock Option Agreements — In 2001 and 2002 options to purchases 450,000 shares of common stock were granted to key company executives. The options have exercise prices ranging from $4.96 to $5.25 and became fully vested in March 2005. At December 31, 2005, 158,665 options remain outstanding.
Other Stock Option Agreements:
     From time to time the Company may grant stock options to consultants, contractors and other thirds parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the BSOPM. At December 31, 2005, options outstanding to non-employees were 270,000, of which 200,000 were granted from employee and director stock option plans.
Stock Option Activity
     The following is a summary of all stock option transactions for 2005, 2004, and 2003:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2003	6,515,017	$8.77
Granted at market price	2,436,676	$4.54
Cancelled	(1,105,589)	$10.42
Exercised	(1,885,387)	$5.83

Outstanding at December 31, 2003	5,960,717	$7.66
Granted at market price	3,793,716	$6.99
Cancelled	(728,592)	$9.15
Exercised	(1,005,812)	$5.47

Outstanding at December 31, 2004	8,020,029	$7.64
Granted at market price	976,200	$3.64
Granted above market price	138,780	$3.05
Cancelled and expired	(1,528,761)	$7.72
Exercised	(10,833)	$2.61

Outstanding at December 31, 2005	7,595,415	$7.03

     Summarized information about stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 1.96 - $ 4.99	2,534,047	7.65	$3.99	1,238,326	$4.15
$ 5.00 - $ 5.75	1,756,968	4.17	$5.17	1,705,872	$5.18
$ 6.00 - $ 8.89	1,617,163	6.55	$6.77	1,183,830	$6.98
$ 9.00 - $19.75	1,465,209	5.67	$10.57	1,077,033	$10.63
$21.38 - $44.63	222,028	3.66	$35.01	222,028	$35.01

	7,595,415		$7.03	5,427,089	$7.64

     There were 3,892,113 and 3,645,874 exercisable options at December 31, 2004 and 2003, respectively.
Reserved Common Stock
     At December 31, 2005, the Company held 223,131 shares of common stock in reserve for potential future grant in lieu of cash compensation to employees.
Employee Stock Purchase Plan
     The Company had an employee stock purchase plan for substantially all employees that met minimum service requirements. The plan provided for the purchase of up to 300,000 previously issued shares of the Company’s common stock, but by August 2005 the allotment of those shares had been almost completely exhausted, therefore the plan was cancelled. The employee contributed 85% of the purchase price through payroll deduction with the difference paid by the Company. Since inception of the plan in 1996, a total of 298,197 shares had been purchased including 37,076, 37,150, and 28,347 shares purchased in 2005, 2004, and 2003, respectively. Purchases under the employee stock purchase plan were made monthly.
Stock Compensation
     For the years ended December 31, 2005, 2004, and 2003 the Company incurred non-cash expense relating to stock-based compensation totaling $1,122,000, $4,073,000, and $1,034,000, respectively, consisting of the following:

	2005	2004	2003
Stock compensation relating to accelerated option vesting	$—	$1,115,000	$—
Stock granted in lieu of compensation	1,012,000	2,779,000	484,000
Stock options granted to third parties	110,000	179,000	550,000

Total	$1,122,000	$4,073,000	$1,034,000

     During 2004, ZixCorp terminated the employment of several company employees. As part of the severance agreement unvested options of the involved employees were accelerated for 100% vesting. The charge for this option modification was recorded as stock compensation expense.
     In the third quarter of 2003, the Company implemented a program whereby non-executive employees were paid certain incentive compensation, such as commissions, with Company common stock rather than cash. This program was authorized to grant 600,000 shares in-lieu of compensation. At December 31, 2005, all 600,000 shares of common stock had been granted under the program. In May, 2005, shareholders approved an additional 500,000 shares for this program, which was expanded to include executive incentive pay as well. At December 31, 2005, 276,869 shares of common stock had been granted under the new program. During 2005, 2004, and 2003 the Company granted fully vested common stock of 349,615, 455,968, and 71,286 to employees under this program. The Company valued this stock at the fair value on the date of grant and recorded the amount in operating expense.
14. Earnings Per Share and Potential Dilution
     The amounts presented for basic and diluted loss per common share in the accompanying statements of operations have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. A reconciliation of the numerator of basic and diluted net loss per share is provided as follows:

	2005	2004	2003
Net loss from continuing operations before preferred stock dividends	$(43,596,000)	$(42,040,000)	$(27,667,000)
Preferred stock dividends	—	—	(1,405,000)

Net loss from continuing operations attributable to common stock	$(43,596,000)	$(42,040,000)	$(29,072,000)

Loss from continuing operations per common share basic and diluted	$(1.20)	$(1.33)	$(1.23)

Weighted average common shares — basic and diluted	36,452,000	31,533,000	23,525,077

     The two presentations (basic and diluted) are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, and because a net loss was reported for each period. The accretion of preferred stock dividends shown above pertain to the Series A and Series B convertible preferred stocks, which were issued and outstanding during that period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	2005	2004	2003
Stock options	7,595,415	8,020,029	6,048,217
Warrants issued in relation to debt and equity arrangements (see Note 12)	7,589,230	3,573,219	3,643,778
Shares issuable for conversion of convertible promissory notes payable (see Note 11)	929,368	3,333,333	—

Total antidilutive securities excluded from EPS calculation	16,114,013	14,926,581	9,691,995

     As discussed in Note 11, the remaining $5,000,000 convertible promissory note that is held by Amulet Limited is convertible into 929,368 shares of common stock at $5.38 per share. Interest on the convertible promissory notes can also be paid in stock at 90% of the then-current market price. Additionally, if the Company prepaid the convertible promissory notes in cash it would have to issue warrants equal to 70% of the shares that would have been required to convert the then-outstanding balance of the loan to stock. The exercise price on the warrants would be $5.38 a share. These were not included in the table above as the amount of shares is variable based on the stock price of the Company and the amount of the outstanding notes.
     As a result of the debt payment activity in 2005 (see Note 11), the Company may need to issue more shares, through conversion of the notes or the exercise of outstanding warrants for shares of the Company’s common stock, than are allowed under the original note agreements; thus, creating a share deficiency situation. The Company will request the shareholders of the Company to approve additional shares to cover the deficiency at the annual meeting of shareholders in April 2006. If the shareholders approve the additional shares, the shares underlying the warrants and convertible notes would again be available through the life of the note and warrants. If the shareholders vote to reject the proposal, the warrants would expire as shares would never be available for delivery and the note would become repayable only in cash. The total number of warrants that are in a share deficiency status are 754,405 and are included in the table above in the 2005 total warrants of 7,589,230. Additionally, the 929,368 shares representing the shares under a possible note conversion of the $5,000,000 principal outstanding are in a share deficiency status.
     The promissory notes held by Sanofi-Aventis (see Note 11) can be repaid in stock or cash equal to 90% of the face amount at maturity. If the Company chooses to pay the note with common stock, the obligation would be satisfied at the then-current stock price. If the Company were to repay the note at March 8, 2006 with stock, the number of shares issued would have been 1,666,667 to satisfy the minimum liability of $2,700,000. These were not included in the table above as the amount of shares is variable based on the stock price of the Company and the amount of the outstanding note.
     On April 13, 2005, the Company and the Investors entered into agreements that restructured the convertible promissory notes payable (see Note 11). The amendments permit the Company to make certain principal reductions using Company stock valued at 90% of the VWAP of the stock. To the extent possible, the Company intends to fully redeem future payments with its common stock. If on March 8, 2006, the Company repaid the December 31, 2005 balance of the future payments ($5,000,000) with stock, the number of shares issued would be 3,463,426 based on a VWAP of $1.62. These were not included in the above table as the actual amount of shares, if any, required to meet the principal payment obligations is not known at this time. However, if issued, these shares would eliminate the “Shares issuable for conversion of convertible promissory notes payable” noted in the table above.
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
15. Significant Customers
     In 2005 and 2004, Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 17%, or $2,323,000 and 16%, or $2,200,000 of total revenues respectively. No other single customer accounted for 10% or more of the Company’s revenues in 2005 or 2004. In 2003 CIGNA Corporation accounted for approximately 10%, or $607,000 of revenue and Entrust, Inc. accounted for approximately 13%, or $764,000 of revenue.

16. Commitments and Contingencies
Leases and Debt
     The Company leases its office facilities under non-cancelable operating lease agreements. Rental expense for these operating leases was $1,501,000 in 2005, $1,409,000 in 2004, and $1,002,000 in 2003.
     The Company is obligated to make future noncancelable payments under various contracts, including the notes payable and leases. The following table summarizes our contractual cash obligations as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
Debt	$5,268,000	$2,700,000	$—	$—	$—	$—	$7,968,000
Operating leases	1,397,000	1,235,000	1,028,000	958,000	887,000	3,327,000	8,832,000
Capital lease	165,000	—	—	—	—	—	165,000

Total cash obligations	6,830,000	3,935,000	1,028,000	958,000	887,000	3,327,000	16,965,000
Interest on obligations	358,000	156,000	—	—	—	—	514,000

Total	$7,188,000	$4,091,000	$1,028,000	$958,000	$887,000	$3,327,000	$17,479,000

     ZixCorp has not entered into any material, non-cancelable purchase commitments at December 31, 2005.
     The Company’s $5,000,000 convertible promissory notes have a stated interest rate that is reset every six months based on the six-month LIBOR plus 300 basis points. For the information shown above, the Company has assumed that the rate will remain at the current level (7.47%) for the term of the loan. Actual interest will vary based on changes in the six-month LIBOR. The Company has the option to pay this interest in common stock if common stock is available(see Note 12).
     Due to the share deficiency situation described in Note 11, $5,000,000 of the $7,968,000 of debt noted above is callable at anytime after April 2006 and therefore the full $5,000,000 is shown as payable in 2006. However, if not called by the investor the required payment dates on the note are $2,500,000 in November 2006 and November 2007.
Lawsuits
     Beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas against the Company and certain of its current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003 and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act during this time period. These several class action lawsuits have been consolidated into one case. The named defendants are Zix Corporation, Dennis F. Heathcote, Daniel S. Nutkis, John A. Ryan, Ronald A. Woessner, and Steve M. York.
     The Company has filed a motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and also pursuant to the Private Securities Litigation Reform Act. The Company anticipates that it will be some months before the U.S. District Court rules on the Company’s motion.
     Also, three “shareholder derivative” lawsuits have been filed against the Company and certain named individuals, as described below. The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as Bradley C. Almond, Wael Mohamed, Russell J. Morgan, Richard D. Spurr, and the Company’s current and former outside directors, Charles N. Kahn, III, Michael E. Keane, James S. Marston, Paul E. Schlosberg, Antonio R. Sanchez III, and Ben G. Streetman. The suits seek to require the Company to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, gross mismanagement, waste of corporate assets and misappropriation of information and seek contribution and indemnification against the individual defendants. One of the shareholder derivative lawsuits was stayed by agreement of the parties pending resolution of the shareholder class action lawsuits. The second shareholder derivative lawsuit was stayed until March 1, 2006, by agreement of the parties. If the plantiffs do not agree to further stay this lawsuit, the Company intends to compel a further stay. The individual defendants and the Company have filed a motion to stay the third shareholder derivative lawsuit. Two of the derivative lawsuits are pending in the U.S. District Court for the Northern District of Texas, Dallas Division, and the other is pending in the County Court at Law No. Two, Dallas County, Texas.
     The Company has indemnification obligations to the individual defendants above, the terms of which provide for no limitation to the maximum future payments under such indemnifications. The Company has evaluated these indemnifications and determined that no accrual is necessary. While the Company believes these lawsuits are without merit and intends to defend them vigorously, the Company is unable to develop an estimate of the maximum potential amount of future payments under the indemnifications due to the inherent uncertainties involved in such litigation. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome in these matters, should it not prevail, for claims covered by the insurance coverage.
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
17. Income Taxes
     Components of the income taxes related to continuing operations are as follows:

	2005	2004	2003
Current:
U.S.	$––	$––	$––
State	30,000	—	––
Foreign	59,000	501,000	167,000
Deferred:
Foreign	––	(16,000)	(19,000)

	$89,000	$485,000	$148,000

     A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

	2005	2004	2003
Expected tax benefit at U.S. statutory rate	$(14,760,000)	$(14,128,000)	$(9,336,000)
Unbenefited U.S. losses, net	14,772,000	14,144,000	9,571,000
Nondeductible expense	47,000	469,000	—
State income taxes	30,000	—	—
Other	—	—	(87,000)

	$89,000	$485,000	$148,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred income taxes as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Reserves currently nondeductible	$1,614,000	$630,000
U.S. net operating loss carryforwards	83,153,000	72,527,000
State net operating loss carryforwards	2,167,000	1,761,000
Capital loss carryforwards	987,000	987,000
Tax credit carryforwards	3,033,000	2,986,000
Stock-based compensation	1,540,000	3,519,000
Start-up costs	96,000	96,000
Intangible assets	4,731,000	1,371,000
Depreciable assets	1,981,000	1,966,000
Other assets	238,000	47,000

	2005	2004
Total deferred tax assets	99,540,000	85,890,000
Less valuation allowance	(99,325,000)	(85,528,000)

Net deferred tax assets	215,000	362,000
Deferred tax liability:
Prepaid Interest	(180,000)	(327,000)

Net deferred income taxes	$35,000	$35,000

     The $35,000 net deferred income taxes for 2005 and 2004 are temporary timing differences relating to property and equipment held in Canada and is recorded in other assets.
     The Company has fully reserved its U.S. net deferred tax assets in 2005 and 2004 due to the uncertainty of future taxable income. At December 31, 2005 the Company has U.S. net operating loss carryforwards of approximately $245,000,000 which begin to expire in 2019. The Company also has state net operating loss carryforwards of approximately $72,000,000 which begin to expire in 2006. The Company also has capital loss carryforwards of approximately $2,900,000 will begin to expire in 2007 and tax credit carryforwards of approximately $3,000,000 consisting of business tax credits which begin to expire in 2006 and alternative minimum tax credits which do not expire. The net operating loss carryforwards include $16,294,000 resulting from the exercise of non-qualified stock options for which a tax benefit of $6,193,000 will be credited to additional capital when recognized.
     Currently the Company’s net operating loss carryforwards do not have limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code. However, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carryforwards against any future taxable income.
18. Related Party Transactions
     In June 2003, the Company exchanged a $900,000 subordinated promissory note and one million shares of common stock of Maptuit for $530,000 in cash and, in February 2004, the Company exchanged one million shares of Maptuit common stock for $70,000 in cash. The Company had previously recorded an impairment of this related party investment and both the $530,000 and $70,000 partial recovery of the Company’s investment in Maptuit were recorded in the Company’s consolidated statements of operations as realized gains on investments.
19. Employee Benefit Plan
     401(k) Plan — The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of its U.S. employees. Under the plan, contributions are voluntarily made by employees, and the Company may provide contributions based on the employees’ contributions. The Company’s continuing operations includes $268,000, $285,000, and $161,000 in 2005, 2004, and 2003, respectively, for contributions to this plan.
20. Discontinued Operations
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
     The gain on sale of discontinued operations of $89,000 in 2003 primarily represents the reduction of estimated future costs for various indemnification issues associated with the disposal of these businesses. There were no income taxes recorded on these gains.
     There were no gains on sale or accrued costs relating to discontinued operations for the years ended December 31, 2005 and 2004.
21. International Distribution Agreement
     In June 2001, the Company entered into an agreement with AOS Technologies, Inc. (“AOS”), formerly AlphaOmega Soft Co., Ltd., amended in 2002, whereby AOS became the exclusive distributor in Japan for certain of the Company’s services, including ZixMail and ZixVPM, through 2004. Although the subscription fees generated by AOS were nominal, pursuant to the distribution agreement the Company received minimum payments totaling $300,000. In July 2003, after assessing the additional product and service requirements necessary to compete successfully in Japan and AOS’s failure to pay scheduled installment payments when due, the Company terminated the exclusive distributorship agreement. As a result of the termination of this contract, service revenues for the third quarter of 2003 included $288,000, which represented the final revenues to be recognized under this contract and AOS’s scheduled future minimum payments totaling $900,000 were cancelled.
22. Quarterly Results of Operations (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

		Quarter Ended
	March 31	June 30	September 30	December 31
2005
Revenues	$3,583,000	$3,449,000	$3,484,000	$3,448,000
Cost of revenues	(3,891,000)	(3,508,000)	(3,580,000)	(3,215,000)
Net loss	(9,572,000)	(8,915,000)	(14,481,000)	(10,628,000)
Basic and diluted net loss per common share	(0.30)	(0.28)	(0.40)	(0.24)
2004
Revenues	$2,843,000	$3,521,000	$3,853,000	$3,910,000
Cost of revenues	(3,174,000)	(3,704,000)	(4,541,000)	(4,459,000)
Net loss	(10,938,000)	(9,876,000)	(10,704,000)	(10,522,000)
Basic and diluted net loss per common share	(0.36)	(0.31)	(0.33)	(0.33)
2005 Significant items:
•	In the first quarter of 2005 the Company sold its MI/WI product lines to Cyberguard, resulting in a gain of $1,035,000. (see Note 4). The MI/WI product line revenues were $637,000 in the first quarter of 2005.

•	The interest expense incurred in the second, third, and fourth quarters of 2005 includes amortization of a beneficial conversion feature totaling $2,518,000 resulting from the April 2005 restructuring of the $20,000,000 convertible promissory note payable (see Note 11).

•	In third quarter of 2005 the Company sold its MyDocOnline product (Dr. Chart) to MITEM, resulting in a loss of $4,751,000 (see Note 4). Dr. Chart contributed revenues of $70,000, $125,000, and $135,000 in the first, second, and third quarter of 2005, respectively.
2004 Significant items:
•	In the first quarter of 2004, the Company acquired substantially all of the operating assets and businesses of MyDocOnline (see Note 4). The results of operations from these acquisitions are included in the Company’s results of operations from their dates of acquisition.

The higher losses in first and third quarters of 2004 are mainly related to the following:

•	The Company incurred an $886,000 non-cash expense in first quarter resulting from the acceleration of vesting of certain stock options held by employees who were severed from the Company.

•	In third quarter 2004 the Company elected to discontinue the Connect product purchased in the MyDocOnline acquisition. This resulted in a write-down of $675,000 of the net value attributed to the MyDocOnline purchase.