Form 10-Q
period 2006-03-31
ZIX CORP
filed 2006-05-10
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, par value $.01 per share	59,638,839

INDEX
PART — FINANCIAL INFORMATION

i

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,158,000	$20,240,000
Restricted cash	5,102,000	5,100,000
Receivables, net	413,000	149,000
Prepaid and other current assets	1,654,000	1,845,000

Total current assets	21,327,000	27,334,000

Restricted cash	35,000	35,000
Property and equipment, net	3,377,000	3,652,000
Intangible assets, net	379,000	559,000
Goodwill	2,161,000	2,161,000
Deferred financing costs and other assets	325,000	374,000

	$27,604,000	$34,115,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,042,000	$1,313,000
Accrued expenses	3,505,000	3,749,000
Deferred revenue	7,824,000	7,087,000
Customer deposit	2,020,000	1,000,000
Capital lease obligations	103,000	165,000
Promissory note payable	2,330,000	—
Short-term note payable	192,000	268,000
Convertible promissory note payable	4,504,000	4,404,000

Total current liabilities	21,520,000	17,986,000
Long-term liabilities:
Deferred revenue	1,325,000	1,261,000
Customer deposit	—	2,000,000
Promissory note payable	—	2,226,000
Deferred rent	239,000	245,000

Total long-term liabilities	1,564,000	5,732,000

	23,084,000	23,718,000
Contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 52,027,281 issued and 49,700,100 outstanding in 2006 and 51,932,561 issued and 49,605,380 outstanding in 2005	520,000	519,000
Additional paid-in capital	309,457,000	308,461,000
Treasury stock, at cost; 2,327,181 common shares in 2006 and 2005	(11,507,000)	(11,507,000)
Accumulated deficit	(293,950,000)	(287,076,000)

Total stockholders’ equity	4,520,000	10,397,000

	$27,604,000	$34,115,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Services	$3,895,000	$3,298,000
Hardware	—	185,000
Software	—	100,000

Total revenues	3,895,000	3,583,000

Cost of revenues	3,375,000	3,891,000

Gross margin (loss)	520,000	(308,000)

Operating expenses:
Research and development expenses	1,595,000	1,975,000
Selling, general and administrative expenses	6,592,000	7,502,000
Customer deposit forfeiture	(1,000,000)	—
Gain of sale of product lines	—	(950,000)

Total operating expenses	7,187,000	8,527,000

Operating loss	(6,667,000)	(8,835,000)
Other (expense) income:
Investment and other income	217,000	143,000
Interest expense	(418,000)	(830,000)

Total other (expense) income	(201,000)	(687,000)

Loss before income taxes	(6,868,000)	(9,522,000)
Income taxes	(6,000)	(50,000)

Net loss	$(6,874,000)	$(9,572,000)

Basic and diluted loss per common share	$(0.14)	$(0.30)

Basic and diluted weighted average common shares outstanding	49,654,338	32,295,162

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 1, 2006	51,932,561	$519,000	$308,461,000	$(11,507,000)	$(287,076,000)	$10,397,000
Common stock issued to employees for compensation in lieu of cash	82,196	1,000	156,000	—	—	157,000
Common stock issued in lieu of cash for third-party services	12,524	—	20,000	—	—	20,000
Employee share-based compensation costs	—	—	767,000	—	—	767,000
Value of additional warrants issued	—	—	50,000	—	—	50,000
Non-employee stock-based compensation	—	—	3,000	—	—	3,000
Net loss	—	—	—	—	(6,874,000)	(6,874,000)

Balance, March 31, 2006	52,027,281	$520,000	$309,457,000	$(11,507,000)	$(293,950,000)	$4,520,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(6,874,000)	$(9,572,000)
Non-cash items in net loss:
Depreciation and amortization	779,000	1,135,000
Amortization of debt discount / premium, financing costs and other	307,000	552,000
Value of additional warrants issued	10,000	—
Amortization of discount on notes receivable	—	(5,000)
Common stock issued to employees and non-employee in lieu of cash	177,000	243,000
Employee share-based compensation costs	767,000	—
Non-employee share-based compensation	3,000	56,000
Customer deposit forfeiture	(1,000,000)	—
Gain on sale of product lines	—	(950,000)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(264,000)	28,000
Other assets	175,000	314,000
Accounts payable	(197,000)	677,000
Deferred revenue	801,000	460,000
Customer deposits	20,000	—
Accrued and other liabilities	(250,000)	(324,000)

Net cash used by operating activities	(5,546,000)	(7,386,000)
Investing activities:
Purchases of property and equipment	(398,000)	(685,000)
Sales and maturities of marketable securities	—	12,997,000
Purchase of restricted cash investment	—	(36,000)
Proceeds from sale of product line	—	1,840,000

Net cash (used) provided by investing activities	(398,000)	14,116,000
Financing activities:
Proceeds from exercise of stock options	—	3,000
Payment of short-term notes payable, capital leases and other	(138,000)	(109,000)

Net cash used by financing activities	(138,000)	(106,000)

(Decrease) increase in cash and cash equivalents	(6,082,000)	6,624,000
Cash and cash equivalents, beginning of period	20,240,000	3,856,000

Cash and cash equivalents, end of period	$14,158,000	$10,480,000

See notes to condensed consolidated financial statements.

v

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
          The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or “the Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2005 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.
2. Company Overview and Liquidity
          As of January 1, 2006, the Company operates two reporting segments, Email Encryption and e-Prescribing, which provide services that protect, manage and deliver sensitive electronic information. Email Encryption is a comprehensive suite of secure messaging services which enable an enterprise to use policy-driven rules to determine which emails need to be sent securely in order to comply with regulations or corporate policy. In 2005, Email Encryption was combined with the Message Inspector and Web Inspector products (“MI/WI”) and referred to as the eSecure product line. MI/WI was acquired in the Elron Software, Inc. acquisition in September 2003 and subsequently sold to CyberGuard Corporation (“CyberGuard”) in March 2005 (see Note 7). Email Encryption is commonly referred to as Secure Messaging. e-Prescribing consists of a single product line called PocketScript®. PocketScript is an electronic prescribing service that enables physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology for better patient care at the point of delivery. In 2005, e-Prescribing was combined with the Dr. Chart product and referred to as the eHealth product line. Dr. Chart was acquired in the MyDocOnline acquisition in January 2004 and subsequently sold to MITEM Corporation (“MITEM”) in September 2005 (see Note 7).
          Prior to January 1, 2006 the Company was operated and managed as a single reporting segment.
     Company History
          In 1999, the Company began developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail, a desktop solution for encrypting and securely delivering email, was first commercially introduced in the first quarter of 2001. In 2002, the Company began offering additional email encryption products such as:
•	ZixVPM® (Virtual Private Messenger): an e-messaging gateway service that provides company-wide privacy protection for inbound and outbound email communications.

•	ZixAuditor®: an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies.

•	ZixPort®: a secure Web-messaging portal.
          In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately held development stage enterprise that provided electronic prescription services for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-Prescribing marketplace. PocketScript is the cornerstone offering in the current e-Prescribing product line.
          In 2004, the Company made a strategic decision to focus the Company’s resources and efforts towards the two “core products” of Secure Messaging and PocketScript. Subsequently, on November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition in January 2004. On March 11, 2005, the MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard (see Note 7). On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM (see Note 7).
          The Company’s Email Encryption and e-Prescribing services are primarily offered as a hosted-service solution, whereby customers pay for annual service subscription contracts at the inception of the service period. A significant up-front investment is required to establish the service and secure enough subscribers to make the business successful. Additionally, the Company offers some services through transaction or usage-based fees.
     Due to the Company’s history of operating with spending in excess of customer receipts, liquidity is of special importance. Essential to liquidity is the ability of the Company to achieve and retain subscriber bases in both core product offerings to overcome the costs of offering the service and become cash flow positive, ideally from operations, but augmented as required by financing or investing activities.
     Based on the Company’s organization and current order rates as of March 31, 2006, the annualized operating spending for the next twelve months is projected to be between $40,000,000 and $42,000,000. Using flat year-on-year order rates for Email Encryption, consistent renewal rates for subscribers, and an expectation of cash flow only from payors with whom the Company has a current relationship, cash receipt projections for the next twelve months are $24,000,000 to $26,000,000. These cash receipt projections, when combined with $14,158,000 unrestricted cash on hand at March 31, 2006, and $10,900,000 net proceeds from the private placement in April 2006, as described in Note 15, provides for an estimated $49,058,000 to $51,058,000 in cash available to fund the expected spending of $40,000,000 to $42,000,000 for the next twelve months.
     The Company believes it has adequate resources and liquidity to sustain operations for at least the next twelve months and is targeting cash flow improvements to augment its liquidity beyond that time, taking into account the following factors: relatively low contractual spending commitments over the next twelve months, historically high renewal rates for Email Encryption, continued growth in the Email Encryption business, increased mix of cash receipts attributable to the more profitable out years of contracts, the discretionary nature of the cash spend in excess of cash receipts in the emerging area of e-Prescribing and general flexibility of spending in other areas.
     As contractual cash collections and expected increases in cash sources are not always certain, the Company has the ability to adjust cash spending to react to any shortfalls in actual cash collections or to adjust spending in certain investment areas should cash receipts make that possible or, if warranted and if the terms are acceptable, with additional external financing, receipts from exercised stock options and warrants of the Company’s common stock or strategic partnerships. However, operating in emerging and developing markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. Beyond the next twelve months and should business results not have improved sufficiently as projected, the Company could have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. Operationally, the extent and timing of success, or lack thereof, in the e-Prescribing market and continue improvement in Email Encryption will ultimately be the most significant operational determinants of liquidity.
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
     The Company develops, markets, licenses and supports electronic information protection services and related software products. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits; Email Encryption subscription-based services, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.

     The Email Encryption services of ZixMail, ZixVPM, ZixPort, and ZixAuditor are subscription-based services. In the first quarter of 2005, subscription-based services also included Dr. Chart. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.
     On September 30, 2005, the Dr. Chart product line was sold to MITEM. This product line was acquired in January 2004 through the acquisition of MyDocOnline, Inc. For the three-month period ended March 31, 2005, Dr. Chart product line contributed $70,000 in revenue (see Note 7).
     e-Prescribing service arrangements contain multiple deliverables including both hardware and services. Due to the lack of VSOE, these elements are combined into a single unit of accounting and, similar to Email Encryption, recognized as service revenue ratably over the longer of the subscription term or expected renewal period. Revenue recognition begins upon installation of the required hardware and commencement of service. Prior to the third quarter 2005, the Company did maintain VSOE for certain service elements of the e-Prescribing service. Accordingly, the residual value assigned to the PocketScript handheld device was recognized as revenue upon installation. The fair value of the undelivered services are being recognized ratably over period in which those services are delivered.
     In the first quarter 2005, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions under the MI/WI product lines to customers under perpetual licensing arrangements. These perpetual software licenses were normally sold as part of multiple-element arrangements that included annual maintenance and/or subscription, and may have included implementation or training services. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements was based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues were recognized as the services were rendered. The Company established VSOE for maintenance based upon maintenance that was sold separately. Maintenance revenue was recognized over the term of the maintenance agreement, generally one year.
     On March 11, 2005, the MI/WI product lines were sold to CyberGuard (see Note 7). For the three-month period ended March 31, 2005, MI/WI contributed $637,000 in revenue.
     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs or when the predetermined usage levels have been achieved, and when the amounts are fixed and determinable.
     The Company does not offer standalone professional services. Further, the Company’s services include various warranty provisions; however, warranty expense was not material to any period presented.
     For the quarter ended March 31, 2006, no customers accounted for more than 10% of total revenues. For the quarter ended March 31, 2005, Blue Cross and Blue Shield of Massachusetts, Inc., an e-Prescribing customer, accounted for approximately 19%, or $674,000 of total revenues. No other single customer accounted for 10% or more of the Company’s total revenues for the quarter ended March 31, 2005.
4. Segment Information
     As of January 1, 2006, the Company began to manage the business in two reportable segments: Email Encryption and e-Prescribing as discussed in Note 2.
     The Company’s Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decisions makers (“CODM”) in assessing the performance of each segment and determining the related allocation of resources.

     To determine the allocation of resources the CODM generally assesses the performance of each segment based on revenue, gross margin, and direct expenses which include research and development expenses and selling and marketing expenses that are directly attributable to the segments. Assets and most corporate costs are not allocated to the segments and are not used to determine resource allocation. Any transactions that are considered a one-time occurrence or not likely to be repeated in future periods are excluded from the CODM’s assessments. The accounting policies of the reportable segments are the same as those applied to the condensed consolidated financial statements.
     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment. In addition, corporate also includes the revenues and direct costs of products that have been sold or otherwise discontinued by the Company. In 2005, the Company sold two product lines: MI/WI and Dr. Chart (see Note 7). These products contributed $707,000 of revenue in the quarter ended March 31, 2005.
     Prior to January 1, 2006, the Company was operated and managed as a single reporting unit. Amounts shown below for any period prior to January 1, 2006, are estimations prepared for comparative purposes only.

	Three Months Ended March 31, 2006				Three Months Ended March 31, 2005
	Email	e-			Email	e-
	Encryption	Prescribing	Corporate	Total	Encryption	Prescribing	Corporate	Total
Revenues	$3,333,000	$562,000	$—	$3,895,000	$2,044,000	$832,000	$707,000	$3,583,000
Cost of revenues	1,466,000	1,909,000	—	3,375,000	1,314,000	1,800,000	777,000	3,891,000

Gross margin (loss)	1,867,000	(1,347,000)	—	520,000	730,000	(968,000)	(70,000)	(308,000)

Direct expenses	2,945,000	2,604,000	—	5,549,000	3,056,000	2,659,000	711,000	6,426,000

Segment (loss)	(1,078,000)	(3,951,000)	—	(5,029,000)	(2,326,000)	(3,627,000)	(781,000)	(6,734,000)

Unallocated (expense) / income
Marketing, general and administrative expense	—	—	(2,638,000)	(2,638,000)	—	—	(3,051,000)	(3,051,000)
Gain of sales of product line	—	—	—	—	—	—	950,000	950,000
Customer deposit forfeiture	—	—	1,000,000	1,000,000	—	—	—	—
Investment and other income	—	—	217,000	217,000	—	—	143,000	143,000
Interest Expense	—	—	(418,000)	(418,000)	—	—	(830,000)	(830,000)

Total	—	—	(1,839,000)	(1,839,000)	—	—	(2,788,000)	(2,788,000)

Loss before income taxes	$(1,078,000)	$(3,951,000)	$(1,839,000)	$(6,868,000)	$(2,326,000)	$(3,627,000)	$(3,569,000)	$(9,522,000)

     Revenues from international customers and long-lived assets located outside of the United States are not material to the condensed consolidated financial statements.
     As mentioned above, the Company does not allocate resources based on assets; however, for disclosure purposes total assets by segment are shown below. Assets reported under each segment include only those that provide a direct and exclusive benefit to that segment. Assets assigned to each segment include accounts receivable and related allowances, prepaid and other assets, property and equipment and related accumulated depreciation, goodwill, and intangible assets and related accumulated amortization. All other corporate and shared assets are recorded under “Corporate”.

	March 31, 2006				December 31, 2005
	Email	e-			Email	e-
	Encryption	Prescribing	Corporate	Total	Encryption	Prescribing	Corporate	Total
Total assets	$3,949,000	$1,202,000	$22,453,000	$27,604,000	$3,969,000	$1,436,000	$28,710,000	$34,115,000

5. Stock Options and Stock-based Employee Compensation
     Below is a summary of common stock options outstanding at March 31, 2006:

	Authorized	Options	Options	Available
	Shares	Outstanding	Vested	for Grant
Employee and Director Stock Option Plans:
1990 Stock Option Plan	345,045	2,500	2,500	—
1992 Stock Option Plan	450,000	65,666	65,666	—
1995 Long-term Incentive Plan	1,825,000	1,362,100	913,766	—
1996 Director’s Stock Option Plan	225,000	62,500	62,500	—
1999 Director’s Stock Option Plan	975,000	826,153	770,625	—
2001 Stock Option Plan	2,525,000	1,887,740	787,225	171,350
2001 Employee Stock Option Plan	300,000	223,643	166,516	32,810
2003 New Employee Stock Option Plan	500,000	481,400	324,317	18,600
2004 Stock Option Plan	3,200,000	1,791,860	463,515	1,408,140
2004 Director’s Stock Option Plan	300,000	270,832	126,250	29,168
Cook Employee Transferred Options	807,127	18,000	18,000	—

Total employee and director stock option plans	11,452,172	6,992,394	3,700,880	1,660,068
Executive Stock Option Agreements:
John A. Ryan, former Chairman and CEO	1,000,000	1,000,000	1,000,000	—
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	472,727	—
Other executive stock option agreements	450,000	158,665	158,665	—

Total executive stock option agreements	2,100,000	1,808,665	1,631,392	—
Other Stock Option Agreements	70,000	70,000	70,000	—

Total	13,622,172	8,871,059	5,402,272	1,660,068

          Under all of the Company’s stock option plans, new shares are issued when options are exercised.
     Employee and Director Stock Option Plans
          The Company has non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. The exercise price of options granted under these plans are generally not less than the fair market value at the date of grant and, subject to termination of employment, generally expire ten years from the date of grant. Employee options generally vest in installments over three years. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At March 31, 2006, 1,660,068 shares of common stock were available for future grants under the Company’s stock option plans.
          Cook Employee Transferred Options — During 2000 and 2001, David Cook, founder of the Company, reallocated vested options to acquire 807,127 shares of the Company’s common stock to certain of the Company’s employees and a director. These reallocated options have a five-year term and are fully vested. As of March 31, 2006, 18,000 options remain outstanding with an exercise price of $7.00 per share. Non-cash compensation expense of $16,815,000 was recognized over the vesting periods from 2000 to 2002, representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company’s common stock on the dates the options were reallocated and the respective option exercise prices.
     Executive Stock Option Agreements:
          John A. Ryan — In November 2001, Mr. John A. Ryan was appointed chairman, president and chief executive officer of the Company. Mr. Ryan received options to acquire 1,000,000 shares of ZixCorp common stock at an exercise price of $5.24 per share that became fully vested in November 2003 and were still outstanding on March 31, 2006. Mr. Ryan resigned as Chief Executive Officer and Chairman of the Board in February and October 2005, respectively.
          Richard D. Spurr — In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vests quarterly through January 2007 on a pro rata basis. The options automatically vest 100% in the event of a change in control of the Company. At March 31, 2006, all 650,000 options were still outstanding. Mr. Spurr was appointed Chief Executive Officer in March 2005, and Chairman of the Board in February 2006.
          Other Executive Stock Option Agreements — In 2001 and 2002 options to purchases 450,000 shares of common stock were granted to key company executives. The options have exercise prices ranging from $4.96 to $5.25 and became fully vested in March 2005. At March 31, 2006, 158,665 options remain outstanding.
     Other Stock Option Agreements:
          From time to time the Company may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At March 31, 2006, options outstanding to non-employees were 285,000, of which 215,000 were granted from employee or director stock option plans and the remaining 70,000 issued under Other Stock Option Agreements.

     Accounting Treatment
          On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the condensed consolidated financial statements as of March 31, 2005 and for the three months then ended have not been restated to reflect the impact of SFAS 123(R).
          For the quarter ended March 31, 2006, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $767,000. This amount includes (i) compensation expense related to stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and (ii) compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The incremental stock-based compensation expense caused loss before taxes and net loss to increase by $767,000 and basic and diluted net loss per share to increase by $0.02 per share.
          For the quarter ended March 31, 2006, the total stock-based compensation expense of $767,000 was recorded to the following line items of the Company’s condensed consolidated statement of operations:

Cost of revenues	$33,000
Research and development expenses	32,000
Selling, general and administrative expenses	702,000

Stock-based compensation expense	$767,000

          There were no stock option exercises for the three months ended March 31, 2006; therefore, no excess tax benefits were recorded. A deferred tax asset totaling $291,000, resulting from stock-based compensation expense recognized in the first quarter 2006, was recorded and $277,000 of that total, which relates to stock option compensation costs for U.S. employees, was fully reserved as of March 31, 2006, because of the Company’s historical net losses for its United States operations. The difference of $14,000, which relates to stock option compensation costs for Canadian employees, was recognized as an income tax benefit on the income statement for the period.
          SFAS 123R requires the Company to calculate the pool of excess tax benefits, or the APIC (additional paid-in capital) pool, available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. Pursuant to the provisions of FASB Staff Position 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” the Company adopted the alternative method for determining the tax effects of share-based compensation, which among other things, provides a simplified method for estimating the beginning APIC pool balance.
          Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and earnings per share had compensation expense for employee stock-based awards been recorded in the first quarter of 2005 based on the fair value method under FAS 123:

Three Months Ended
March 31, 2005
Net loss, as reported	$(9,572,000)

Deduct pro forma stock compensation expense computed under the fair value method	(1,761,000)

Pro forma net loss	$(11,333,000)

Basic and diluted loss per common share:
As reported	$(0.30)

Pro forma	$(0.35)

          During the first quarter of 2006, the Company extended the contract life of 306,143 options held by one former director. As a result of this modification, the Company recognized an additional compensation expense of $34,000 in the period.

          As of March 31, 2006, there was $3,544,000 of total unrecognized stock based compensation related to nonvested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.16 years.
          The Company used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants made during the first quarter of 2006 and 2005. The Company estimated the average holding period of vested options to be two years from the vesting period (1.6 years) for options granted before 2006, but used the “simplified” method per SEC Staff Accounting Bulletin No. 107 to calculate the estimated life of options granted to employees subsequent to December 31, 2005. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over the past six years. The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.58%	3.10%
Expected option life	6 years	3.6 years
Expected stock price volatility	97.5%	98.0%
Expected dividend yield	—	—
Fair value of options granted	$1.34	$2.69
     Stock Option Activity
          The following is a summary of all stock option transactions for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	7,595,415	$7.03
Granted at market price	15,000	$1.93
Granted above market price	1,871,944	$3.02
Cancelled or expired	(611,300)	$7.24
Exercised	—	$—

Outstanding at March 31, 2006	8,871,059	$6.16	7.00	$—

Options exercisable at March 31, 2006	5,402,272	$7.47	7.00	$—

          At March 31, 2006, the Company had no stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. Therefore, the intrinsic value is zero on all options.
          The weighted average grant-date fair value of options granted during the quarters ended March 31, 2006, and 2005, was $1.34 and $2.69, respectively. A significant factor in the difference between these two valuations is the Company’s 2006 practice of granting options with exercise prices in excess of the market price of the Company’s common stock on the date of grant. The total intrinsic value of options exercised during the quarters ended March 31, 2006, and 2005, was not material in either period.
     Common Stock Issued in Lieu of Cash
          In the third quarter of 2003, the Company implemented a program whereby non-executive employees were paid certain incentive compensation, such as commissions, with Company common stock rather than cash. This program was authorized to grant 600,000 shares in-lieu of compensation. At December 31, 2005, all 600,000 shares of common stock had been granted under the program. In May 2005, shareholders approved an additional 500,000 shares for this program, which was expanded to include executive incentive pay as well. At March 31, 2006, 371,589 shares of common stock had been granted under the new program. During the first quarter of 2006 and 2005, the Company granted unrestricted shares of common stock of 94,720, and 69,555, respectively under this program. The common stock granted under this program had a weighted average fair value of $1.88 per share and $3.49 per share for the three months ended March 31, 2006, and 2005, respectively. The Company valued this stock at the fair value on the date of grant. For the quarters ended March 31, 2006 and 2005, the Company incurred non-cash expense relating to common stock issue in lieu of cash of $177,000 and $243,000, respectively, consisting of the following:

	Three Months Ended March 31,
	2006	2005
Common stock issued to employees for compensation in lieu of cash	$157,000	$243,000
Stock granted to third parties	20,000	—

Total	$177,000	$243,000

6.  Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and noncash activities:

	Three Months Ended March 31,
	2006	2005
Cash paid for interest	$102,000	$276,000

Cash paid for income tax	$—	$220,000

Noncash investing and financing activities:
Accrued expenses related to fixed asset purchases	$74,000	$—

Value of additional warrants issued	$50,000	$—

Insurance premiums financed by short-term note payable	$—	$84,000

7.  Business Sales and Acquisitions
     Sale of Dr. Chart, a product of MyDocOnline
     On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM. As consideration, the Company received $150,000 in cash paid immediately after closing, a promissory note with a principal amount of $550,000 payable by mid-August 2007, and a warrant exercisable for 400,000 shares of MITEM common stock. Additionally, subject to the conditions and limitations provided in the Asset Purchase Agreement, MITEM assumed all Dr. Chart customer contracts and obligations upon close of the sale, including net deferred revenues of approximately $739,000. Subsequent to the closing of the transaction, the promissory note was adjusted to a principal amount of $540,000 pursuant to the terms of the sales agreement. The note principal is due in six equal quarterly payments of $90,000 beginning May 15, 2006, and bears interest at a rate of 10% per annum.
     The promissory note issued by MITEM is fully reserved and no value has been assigned to the warrants received. Therefore, gains could be recorded in future periods should payments on the note receivable be received.
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

     Revenues for the Dr. Chart product line were $70,000 for the quarter ended March 31, 2005. Dr. Chart did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, its results of operations are included in income from operations in the consolidated statements of operations.
     The Company also agreed to provide customary indemnification to MITEM for breaches of representations and warranties, covenants and other specified matters. The Company has evaluated this indemnification and determined that no accrual is necessary.
Sale of Web Inspector and Message Inspector Product Lines
     On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation for $3,244,000 net of transactions fees of $317,000, consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments of $500,000 on June 15, September 15 and December 15, 2005, with no stated

interest rate. The note receivable was recorded at its present value of $1,435,000 using an imputed interest rate of 9%. This is estimated to approximate the rate which would have resulted if an independent borrower and an independent lender had negotiated a similar transaction under comparable terms and conditions. The resulting discount was amortized into interest income over the term of the note. CyberGuard paid the note in full in 2005.
     The following summarizes the carrying amount of assets and liabilities that were sold to or assumed by CyberGuard upon the close of the transaction, the allocation of the goodwill associated with the portion of the email encryption reporting unit being sold, and the resulting gain from the sale:

Net assets sold (liabilities transferred):
Equipment, net	$15,000
Prepaid expenses	165,000
Intangibles, net	1,499,000
Initial deferred revenue	(1,546,000)

Net	133,000
Goodwill	2,161,000
Net proceeds:
Cash	2,126,000
Note receivable, net	1,435,000
Transaction fees	(317,000)

Net proceeds	3,244,000

Gain on sale of product lines	$950,000

     In the quarter ended September 30, 2005, the Company agreed to transfer an additional $85,000 of deferred revenue to CyberGuard resulting in a total gain on the sale of MI/WI of $1,135,000 for the year ended December 31, 2005.
     Revenues for the MI/WI product lines were $637,000 for the quarter ended March 31, 2005. MI/WI did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, their results of operations are included in income from operations in the consolidated statements of operations.
     The Company also agreed to provide customary indemnification to CyberGuard for breaches of representations and warranties, covenants and other specified matters. The Company has evaluated this indemnification and determined that no accrual is necessary.
8.  Restricted Cash and Marketable Securities
     Current and noncurrent restricted cash of $5,137,000 at March 31, 2006, relates primarily to a debt covenant on the convertible promissory note payable requiring the Company to maintain a minimum of $5,000,000 on deposit through November 2006, at which time the required balance would be reduced to $2,500,000 through November 2007 (see Note 12).

9.  Accounts Receivable

	March 31,	December 31,
	2006	2005
Gross trade accounts receivable	$3,138,000	$3,136,000
Allowance for returns and doubtful accounts	(75,000)	(35,000)
Unpaid portion of deferred revenue	(2,964,000)	(2,969,000)

Trade receivables, net	99,000	132,000
Taxes receivable	297,000	—
Other receivable	17,000	17,000

Total receivables, net	$413,000	$149,000

     The above “Unpaid portion of deferred revenue” is a reduction for future customer service or maintenance obligations which are unpaid as of the respective balance sheet dates. Deferred revenue in current and long-term liabilities represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.
10.  Intangible Assets and Goodwill
     At March 31, 2006, the Company’s intangible assets, all of which are subject to amortization, were comprised of the developed technology, which resulted from the third quarter 2003 acquisitions of PocketScript and the first quarter 2004 acquisition of MyDocOnline.

	March 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed technology	$2,034,000	$1,655,000	$379,000	$2,034,000	$1,475,000	$559,000
     The weighted average useful life for developed technology is three years as of March 31, 2006 and 2005. Amortization expense relating to intangible assets totaled $180,000 and $444,000 for the quarters ended March 31, 2006 and 2005, respectively.
     Changes in the intangible assets for the three-months ended March 31, 2006, were as follows:

		Accumulated
	Cost	Amortization
Beginning balance at January 1, 2006	$2,034,000	$1,475,000
Amortization of intangibles	—	180,000

Ending balance at March 31, 2006	$2,034,000	$1,655,000

     The expected future intangible amortization expense is as follows:

Nine months ended December 31, 2006	$356,000
2007	23,000

Total	$379,000

     At March 31, 2006, and December 31, 2005, the Company had recorded goodwill totaling $2,161,000 which was originally recorded with the acquisition of Elron Software in the third quarter 2003 and is assigned to the Email Encryption segment. Goodwill of $2,161,000 was included in the carrying value of assets sold to CyberGuard in the sale of the Message Inspector and Web Inspector product lines (see Note 7). Goodwill of $4,797,000 was included in the carrying value of assets sold to MITEM in the sale of the MyDocOnline product line (see Note 7). The Company evaluates its goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There have been no impairment indicators to the goodwill recorded as of March 31, 2006.
11.  Customer Deposit
     A Master Services Agreement was entered into with Sanofi-Aventis, Inc. (“Sanofi-Aventis”) for $4,000,000 in January 2004 for the Company’s performance of various future services in conjunction with the MyDocOnline acquisition. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Sanofi-Aventis paid the $4,000,000 upon execution of the Master Services Agreement.

     Since the Company’s services to be provided to Sanofi-Aventis were not fully defined, the $4,000,000 payment was recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Sanofi-Aventis by the dates outlined above, the deposit will be forfeited on an annual basis and ZixCorp will recognize the forfeiture as a reduction of operating expenses. The Company is required to return to Sanofi-Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company; in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law; in the event the Company files for bankruptcy; or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of March 31, 2006, the Company has provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement which was recognized as revenue in 2004.
     Sanofi-Aventis has not requested any additional services through the first quarter of 2006, other than the $40,000 noted above. As such, $960,000 was forfeited by Sanofi-Aventis in the second quarter of 2005 and an additional $1,000,000 was forfeited in the first quarter of 2006. Both forfeitures are reported as customer deposit forfeitures and reduced operating expenses in the respective quarters. The Company believes that the forfeitures of deposit are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. The eventual disposition of the remaining customer deposit, $2,000,000 required to be used before January 30, 2007, is not known at this time.
     The Company also holds an additional $20,000 customer deposit relating to separate customer agreements. This deposit is expected to be reclassified to deferred revenue and revenue recognition is expected to begin in 2006.
12.  Notes Payable
     Total notes payable at March 31, 2006 are as follows:

					Additional
					Discount
	Stated	Effective		December 31,	from	Discount/		March 31,
	Interest	Interest		2005 Net	Additional	Premium	Payments	2006 Net
	Rate	Rate	Term	Book Value	Warrants	Amortization	Made	Book Value
Convertible promissory notes payable	7.47%	34.51%	2007	$4,404,000	$(40,000)	$140,000	$—	$4,504,000
Promissory note payable	4.50%	11.00%	2007	2,226,000	—	104,000	—	2,330,000
Short-term promissory notes	6.99%	6.99%	2006	268,000	—	—	(76,000)	192,000

Total notes payable				$6,898,000	$(40,000)	$244,000	$(76,000)	$7,026,000

Convertible Promissory Notes Payable
     On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (“Amulet”, together with Omicron, the “Investors”), in which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 a share. The warrants are all exercisable and expire November 2, 2009. At the time the notes were issued, the Company’s common stock had a fair value of $4.88 per share.
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

     Below is a summary of the significant terms of the notes as amended:
•	The principal was payable in four installments of $5,000,000 on October 31 and December 31, 2005 (collectivity, the “2005 Payments”), November 2, 2006 and 2007.

•	The 2005 Payments could be redeemed at 105% of principal and could be redeemed in stock, in whole at any time or in part from time to time on or before the revised payment dates. The redemption value of the stock is based on the daily volume weighted average price (“VWAP”) of the common stock less a 10% discount for 15 trading days preceding the date of stock redemption. The amount of stock redeemed during any 15-day redemption period is limited to 20% of the volume of the Company’s stock traded in the public market. Any portion of the 2005 payments which are not or cannot be redeemed in stock must be paid in cash at 105% of principal.

•	If the Company paid all or a portion of the 2005 Payments in cash, the Company must issue immediately exercisable warrants to the Investors equaling 70% of the common stock that would be issued to the Investors to retire that portion of the principal paid in cash at $6.00 per share (or lower exercise price if anti-dilution provisions are triggered). The exercise price of these warrants, if issued, would be $6.00 (or lower exercise price if anti-dilution provisions are triggered) and the warrants will expire on an annual basis beginning on November 2, 2006, and ending on November 2, 2008. These warrants would thereafter be subject to potential weighted average downward re-pricing triggered by future equity issuance by the Company at a price lower than $6.00 per share.

•	The 2006 and 2007 payments may be paid in stock if the Company’s common stock closes above $6.00 per share for 15 of 20 days before the payment date and if the Company has enough shares available for issuance.

•	The Company has the right to prepay the 2006 and 2007 payments at any time at 105% of the outstanding principal amount of the notes, plus accrued interest if the Company is not in a share deficiency situation. In addition, the Company must issue immediately exercisable warrants to the Investors equaling 70% of the common stock that would be issued to the Investors to retire the principal and interest assuming the notes and interest were converted to the Company’s common stock. The exercise price of these warrants, if issued, would be $6.00 a share, or lower if anti-dilution clauses are triggered.

•	The warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 per share, were amended, such that the exercise price for a pro-rata portion of the warrants is reduced to the price of the Company’s common stock as and when the convertible notes are redeemed in stock, if the redemption value per share of common stock is lower than $6.00 per share.

•	The notes’ stated interest rate is the six-month London Inter Bank Offering Rate (“LIBOR”) plus 300 basis points and is reset every six months (this rate was reset on November 1, 2005 to 7.47%).

•	At the Company’s option, and assuming the Company has not reached the maximum shares allowed under the notes, interest on the notes is payable quarterly in cash or common stock valued at a 10% discount to the VWAP for the Company’s common stock for a specified number of trading days preceding the interest payment date.

•	The Investors may convert the notes into the Company’s common stock at $6.00 a share at any time. However, the Company has the right to force the conversion of the notes at $6.00 if the Company’s common stock closes above $11.00 per share for 15 of 20 days before the annual payment date and if the following conditions are met:
1.	no “event of default” or “repurchase event,” as such terms are defined in the convertible notes, under the notes has occurred;

2.	there is an effective registration statement on file with the SEC covering the shares of stock to be issued with respect to the payment of principal and the registration statement has been effective during the 20 consecutive trading days preceding the principal payment date and is reasonably expected to be effective for at least 30 days following the issuance of the shares; and

3.	110% of the sum of the number of common stock shares to be issued to a particular holder on the scheduled principal payment date, plus the number of common stock shares previously issued to that holder, plus the number of common stock shares then issuable upon conversion of the note held by that holder or exercise of the warrants held by that holder is less than the portion of a maximum share amount allocated to such holder (initially 3,407,801 shares for each original note holder).

•	The notes have weighted average anti-dilution provisions that would cause an adjustment to the conversion price and the number of shares issuable under the notes upon the occurrence of issuances of equity securities or convertible equity securities at prices below the then-effective conversion price or other specified dilutive events such as stock splits, stock dividends, recapitalizations, certain repurchases by the Company of its shares, and certain dividends and distributions made by the Company.

•	The Investors have the right to require the Company to repurchase the notes in cash upon the occurrence of specified “repurchase events,” such as a change in control or events of default while the notes are outstanding. Additionally, the notes contain restrictive covenants, including covenants that prohibit the Company from incurring certain indebtedness, establishing certain liens on the Company’s assets or issuing any variable priced securities.

•	The Company was required to place certain proceeds from the notes into a restricted collateral account. The amount of restricted cash collateral required to be maintained in this account is 50% of the aggregate principal amount outstanding. The Company was required to maintain an overall cash balance of $10,000,000 (restricted and non-restricted) through December 31, 2005, at which time the required cash balance was to be reduced to $9,000,000 at the time the December 31, 2005, payment was made. When the November 2, 2006, payment is made, the required cash balance was to be further reduced to $5,000,000 through the notes’ maturity.
     Accounting treatment of the amended convertible promissory notes payable — The amended convertible promissory notes payable as of April 13, 2005, were valued by an independent third party. The third party assessed the value of the 1,000,000 initial warrants issued with the notes at $2,225,000 using a binomial model calculation. The calculation assumed that the exercise price ranged from $3.76 — $6.00 depending on the reset of the exercise price that occurs upon principal redemptions in stock. It also assumed a redemption level of $15.00 per share, a risk-free rate of 3.98%, volatility of 100% and the average remaining life of 4.5 years.
     The Company accounted for the notes and related warrants using the provisions of EITF Abstract No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock and Accounting Principles Board (“APB”) No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Under the provisions of EITF 00-19 the notes should be recorded as a liability as they do not meet the requirements of being accounted for as equity. Under the provisions of APB 14, the proceeds received from the notes should be allocated between the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at time the notes were amended, the total discount on the convertible notes payable as of April 13, 2005, was $2,086,000. This balance is being amortized to interest expense using the effective interest method over the remaining term of the notes.
     The amended notes also contain a “beneficial conversion feature” resulting from the stock redemption being valued at the VWAP less 10%. Per EITF Abstract No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Features and EITF Abstract No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the beneficial conversion feature is valued using the intrinsic value method based on the net book value of the amended notes after all discounts are taken into effect. Using this approach, the intrinsic value of the beneficial conversion feature was calculated to be $2,518,000. This amount was allocated to the discount against the notes and additional paid-in capital in 2005. This balance was fully amortized to interest expense using the effective interest method through December 31, 2005, the date of the last payment to which the beneficial conversion feature is applicable.
     The 5% early payment premium on the 2005 Payments noted above was accreted into interest expense using the effective interest method from the time of the amendment through the scheduled date of the last 2005 payment, December 31, 2005.
     The Company incurred approximately $287,000 of costs in relation to the amendments to the convertible promissory notes. These costs were recorded as a period expense in the first quarter of 2005. However, the remaining unamortized balance of the financing costs incurred in relation to the issuance of the initial notes on November 2, 2004, continues to be reported as a deferred financing cost asset and amortized over the remaining life of the amended notes using the effective interest method.
     2005 payment activity on the convertible promissory notes payable: Through a series of transactions beginning in May 2005, the Company made all 2005 Payments using a combination of common stock and cash. Approximately $1,951,000 of the total $10,000,000 2005 Payments were paid in cash. In accordance with the terms of the amended agreement, the Company issued 145,032 warrants equaling 70% of the common stock that would be issued to the investor to retire that portion of the principal paid in cash at $5.38 per share. These warrants were valued at $47,000 using the BSOPM with the following assumptions: expiration is 100% in November 2008, risk-free interest rate of 4.43%, volatility of 75% and no dividends payable during the life of the warrants.
     On December 30, 2005, the Company transacted an early extinguishment of 50% of the outstanding balance of the convertible promissory notes payable ($5,000,000). As part of the partial debt extinguishment the Company paid the 5% early payment premium and all accrued interest. Additionally, per the amended terms of the notes, 650,558 warrants were issued equaling 70% of the common stock that would be issued to the investor to retire that portion of the principal paid in cash at $5.38 per share. These warrants were valued at $100,000 using the BSOPM with the following assumptions: expiration is 50% in November 2006 and 50% in November 2007, risk-free interest rate of 4.38%, volatility of 67 — 75% and no dividends payable during the life of the warrants.
     After the all payments were made on the convertible promissory notes payable, the principal balance of the remaining note was $5,000,000 as of December 31, 2005, and there was no principal payment activity on the convertible notes during the quarter ended March 31, 2006. Principal payments of $2,500,000 are due on November 2, 2006, and November 2, 2007. All terms and conditions of the amended notes explained above apply to the remaining balances other than the restricted cash requirements. The Company is now required to maintain $5,000,000 in a collateral account through November 2, 2006, at which time it will be reduced to $2,500,000 when the required debt payment is made. The Company still has the option to make the final two payments with common stock assuming the Company’s stock is at or above $6.00 for 15 of 20 days preceding the payment date; however, this would require shareholder approval of the issuance of additional shares as described below. Any cash payments will be made using the restricted cash balances on hand as of March 31, 2006.
     Adjustments to the stock conversion price and warrant exercise price — As noted in the terms above, the convertible promissory notes payable have certain weighted average anti-dilution clauses that adjust the debt conversion and warrant exercise pricing if the Company issues common stock below $6.00 per share. In the third quarter of 2005, the Company raised net proceeds of $24,201,000 through a private placement of common stock. As a result of this action, the number of warrants originally granted under the convertible promissory notes on November 2, 2004, increased from 1,000,000 to 1,115,244 and the exercise price of those warrants decreased from $6.00 per share to $5.38 per share. The conversion price of the convertible promissory note payable was also adjusted from $6.00 per share to $5.38 per share. The 115,244 additional warrants were valued at $153,000 using the BSOPM and recorded as additional discount on the convertible promissory note payable in 2005.
     In the first quarter 2006, the Company issued under the anti-dilution clauses of the amended notes an additional 51,053 warrants valued at $50,000 using the BSOPM and the exercise price on the warrants declined from $5.38 to $5.24. This action also caused the conversion price on the existing note payable to decrease from $5.38 to $5.24.
     Below is a summary of the additional warrants issued in the quarter ended March 31, 2006, relating to the convertible promissory notes payable (this table is not a summary of all warrants outstanding as of March 31, 2006, only those associated with the convertible promissory notes payable):

	December 31, 2005				March 31, 2006
				Allocation
			Additional	of		Adjusted
	Warrants	Exercise	Warrants	Additional	Warrants	Exercise	Share
Warrant Grants:	Outstanding	Price	Issued	Warrants	Outstanding	Price	Deficiency
Convertible promissory notes payable, initial warrants	450,422	5.38	—	—	450,422	5.24	293,331
Increase due to repricing for 2005 Private Placement	115,244	5.38	29,796	(12,550)	132,490	5.24	17,246
Re-pricing of initial warrants, Sept 23, 2005	118,672	2.15	—	1,942	120,614	2.15	61,278
Re-pricing of initial warrants, Oct 28, 2005	87,442	1.82	—	1,432	88,874	1.82	45,153
Re-pricing of initial warrants, Dec 1, 2005	125,914	1.69	—	3,364	129,278	1.69	66,321
Re-pricing of initial warrants, Dec 9, 2005	217,550	1.44	—	5,812	223,362	1.44	104,089
Additional warrants issued due to 2005 cash payments on convertible promissory notes payable	795,590	5.38	21,257	—	816,847	5.24	218,040
Convertible promissory notes payable broker warrants	166,667	6.00	—	—	166,667	6.00	166,667

Total	2,077,501		51,053	—	2,128,554		972,125

     Of the 51,053 warrants issued in the first quarter 2006, 21,257 were valued at approximately $10,000 using the BSOPM. The value was recorded as interest expense and additional paid-in capital in the quarter ended March 31, 2006 because these warrants were issued as a result of 2005 payment activity on the convertible promissory notes payable.
     The remaining 29,796 of additional warrants were valued at approximately $40,000 using the BSOPM. The value was recorded as additional discount on the convertible promissory notes payable, interest expense and additional paid-in capital in the quarter ended March 31, 2006. The portion recorded as discount on the convertible promissory notes payable is being amortized over the remaining term of the convertible promissory note payable using the effective interest method.
     Of the total additional warrants issued (51,053), 12,550 were allocated to the various warrant tranches that were re-priced during 2005 based on the terms of the amended notes. This allocation had no impact on the Company’s financial statements for the quarter ended March 31, 2006.
     Share deficiency: As a result of the debt payment activity described above and the related warrants it created, the number of shares actually issued and potentially issuable with respect to the convertible promissory notes exceeds the maximum number of shares permitted to be issued without shareholder approval. The Company will request that the shareholders of the Company approve additional shares to cover the share deficiency at the annual meeting of shareholders in June 2006. If the shareholders approve the additional shares, the shares underlying the warrants and convertible notes would again be available through the terms of the notes and warrants. If the shareholders vote to reject the proposal, the warrants would expire as shares would not be available for delivery and the note would become repayable only in cash. As of March 31, 2006, the total number of warrants that are in a share deficiency status are 972,125 as well as the entire $5,000,000 principal outstanding, which is convertible into 954,199 shares at $5.24 a share; see table above for details of which warrants are in a share deficiency status.
     Due to the share deficiency situation, the remaining note balance became callable at anytime by the remaining investor. However, the investor has waived the right to call the note pending the outcome of the June 2006 shareholder vote. Regardless of the outcome of the June shareholder vote, the note will remain callable for 30 days after the shareholder vote. Therefore, ZixCorp has classified the remaining note balance as a current liability.
     Effective yield and interest expense: After all discounts, stated interest, payment premiums, issuance of warrants, beneficial conversion features and financing costs are taken into account, the effective yield on the amended convertible notes payable is 29.93%. The effective yield increases to 34.51% when the loss on early extinguishment of debt, recorded in 2005, is included in the calculation. The total interest expense relating to the convertible promissory notes payable is $306,000 and $727,000 for quarters ended March 31, 2006 and 2005, respectively, and includes the stated interest expense, discount amortization, premium accretion, issuance of warrants and deferred financing cost amortization.
     Effect of a subsequent event: In April 2006, the Company transacted an additional equity offering in which an additional 9,930,000 shares of common stock and 6,156,600 warrants were issued to investors and underwriters (see Note 15). This transaction triggered the anti-dilution clauses in the convertible promissory note payable resulting in 261,055 additional warrants being issued to the original convertible promissory note holders and the exercise price of the warrants and the conversion price of the remaining convertible promissory note payable lowering from $5.24 to $4.48.
Promissory Note Payable
     Concurrent with the MyDocOnline acquisition on January 30, 2004, Sanofi-Aventis, SA loaned the Company $3,000,000 due March 15, 2007, with a stated interest rate of 4.5%. The loan is evidenced by a promissory note and secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement. Interest on the note is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at Sanofi-Aventis’ discretion and after the $4,000,000 customer deposit from Sanofi-Aventis under the Master Services Agreement has been consumed (see Note 11), the principal portion of the note may be paid in the form of additional services provided to Sanofi-Aventis by the Company pursuant to the terms of such services agreement. Should Sanofi-Aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
     Concurrent with the issuance of the note payable to Sanofi-Aventis, the Company issued warrants to purchase 145,853 shares of its common stock all of which were outstanding at March 31, 2006. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the BSOPM and the following assumptions: contractual life of three years, risk-free interest rate of 5%, volatility of 100% and no dividends payable during the contractual term. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company.
Short-term Note Payable
     In December 2005, the Company entered into an 11-month note with Cananwill, Inc. totaling $282,000 to finance the Company’s 2006 insurance requirements. The note matures in November 2006. Interest and principal payments are made on a monthly basis.
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

     Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	Three Months Ended March 31,
	2006	2005
Stock options (see Note 5)	8,871,059	8,199,682
Warrants issued in relation to debt and equity arrangements	7,640,282	3,573,219
Shares issuable for conversion of convertible promissory notes payable (see Note 12)	954,199	3,333,333

Total antidilutive securities excluded from earnings per share calculation	17,465,540	15,106,234

     As discussed in Note 12, the remaining $5,000,000 convertible promissory note that is held by Amulet is convertible into 954,199 shares of common stock at $5.24 per share. Interest on the convertible promissory notes can also be paid in stock at 90% of the then-current market price. Additionally, if the Company prepaid the convertible promissory notes in cash it would have to issue warrants equal to 70% of the shares that would have been required to convert the then-outstanding balance of the loan to stock. The exercise price on the warrants would be $5.24 a share. However, both of these (interest payments and warrants issued in the event of payoff) were not included in the table above as the amount of shares is variable based on the stock price of the Company and the amount of the outstanding notes.
     As a result of the debt payment activity (see Note 12) described above and the related warrants it created, the number of shares actually issued and potentially issuable with respect to the convertible promissory notes exceeds the maximum number of shares permitted to be issued without shareholder approval. The Company will request the shareholders of the Company to approve additional shares to cover the deficiency at the annual meeting of shareholders in June 2006. If the shareholders approve the additional shares, the shares underlying the warrants and convertible notes would again be available through the life of the note and warrants. If the shareholders vote to reject the proposal, the warrants would expire as shares would never be available for delivery and the note would become repayable only in cash. The total number of warrants that are in a share deficiency status are 972,125 and are included in the table above in the total warrants of 7,640,282. Additionally, the 954,199 shares representing the shares under a possible note conversion of the $5,000,000 principal outstanding are in a share deficiency status.
     The promissory notes held by Sanofi-Aventis (see Note 12) can be repaid in stock or cash equal to 90% of the face amount at maturity. If the Company chooses to pay the note with common stock the obligation would be satisfied at the then-current stock price. If ZixCorp chose to repay the note at May 1, 2006 with stock, the number of shares issued would have been 2,288,136 to satisfy the minimum liability of $2,700,000. These were not included in the table above as the amount of shares is variable based on the stock price of the Company and the amount of the outstanding note.
     In April 2006, the Company transacted an additional equity offering in which an additional 9,930,000 shares of common stock and 6,156,600 warrants were issued to investors and underwriters (see Note 15). This transaction triggered the anti-dilution clauses in the convertible promissory note payable resulting in 261,055 additional warrants being issued to the original convertible promissory note holders and the exercise price of the warrants and the conversion price of the remaining convertible promissory note payable lowering from $5.24 to $4.48. These were not included in the table above as they arise from a subsequent event.
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
     Also, three “shareholder derivative” lawsuits have been filed against the Company and certain named individuals, as described below. The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as Bradley C. Almond, Wael Mohamed, Russell J. Morgan, Richard D. Spurr, and the Company’s current and former outside directors, Charles N. Kahn, III, Michael E. Keane, James S. Marston, Paul E. Schlosberg, Antonio R. Sanchez III, and Ben G. Streetman. The suits seek to require the Company to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, gross mismanagement, waste of corporate assets and misappropriation of information and seek contribution and indemnification against the individual defendants. One of the shareholder derivative lawsuits was stayed by agreement of the parties pending resolution of the shareholder class action lawsuits. The second shareholder derivative lawsuit was stayed until June 6, 2006, by agreement of the parties. The individual defendants and the Company have filed a motion to stay the third shareholder derivative lawsuit. Two of the derivative lawsuits are pending in the U.S. District Court for the Northern District of Texas, Dallas Division, and the other is pending in the County Court at Law No. Two, Dallas County, Texas.
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
     The Company has severance agreements with certain employees that would require the Company to pay approximately $1,896,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     The Company is involved in other legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of pending legal proceedings will not have a material adverse effect on the Company’s condensed consolidated financial statements.
15.  Subsequent Events
     On April 5, 2006, the Company sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock. The units were be sold for a purchase price of $1.19 per unit. Total proceeds from the transaction are approximately $11.8 million (net proceeds to the Company are expected to be $10.9 million after estimated transaction costs). The Company intends to use the net proceeds for working capital and general corporate purposes, including funding the Company’s business plan.
     The transaction resulted in the Company issuing 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock. The warrants will have a 66 month term and will be exercisable at any time following the six-month anniversary of the closing of the transaction. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments.
     Additional warrants for the purchase of 198,600 shares were issued to the underwriters of the private placement. These warrants have the same term and exercise price as the warrants issued to investors, however, they contain no anti-dilution adjustment terms.
     Pursuant to the purchase agreement, the Company agreed to prepare and file a shelf registration statement with the Securities and Exchange Commission (the “SEC”) for the resale by the Purchasers of all Common Stock to be purchased and Common Stock issuable upon exercise of the related warrants within 30 days after the closing of the Purchase Agreement. The Company also agreed to use commercially reasonable efforts to cause the shelf registration statement to be declared effective by the SEC as promptly as possible after the filing thereof, but in any event within 60 days after closing the date hereof if the shelf registration statement was not reviewed by the SEC or 120 days after closing the date hereof if the shelf registration statement was reviewed by the SEC. The agreement provides for liquidated damages of 2% of the total private placement proceeds per month up to a maximum of 23 months, should the Company fail to have the registration statement declared effective by such dates and to maintain the effectiveness of the registration statement for up to three years. The SEC declared registration statement effective in May 2005. Thus, the Company’s only potential for liquidated damages now relates to a failure to maintain the effectiveness of the registration statement for the requisite period.
     The private placement resulted in a weighted average anti-dilution adjustment to (a) the conversion price of the Company’s $5 million convertible promissory note payable held by Amulet Limited (“Amulet”) and (b) the exercise price and number of shares issuable under certain warrants issued to Omicron Master Trust (“Omicron”), a former holder of a convertible note issued by the Company, and to Amulet, which warrants were issued in connection with the Company’s convertible promissory notes originally issued to Amulet and Omicron in November 2004 (see Note 12). The new conversion price related to the convertible promissory note will be $4.48 and the Company will issue additional warrants to purchase 261,055 shares of common stock to the note holders. However, as described in Note 12, the conversion of the note held by Amulet and the exercise of all the warrants issued to Amulet and certain of the warrants issued to Omicron including all the 261,055 of additional warrants, is currently precluded by a “Share Deficiency” covenant in the Company’s agreements with them.
     The Company is currently assessing the accounting treatment regarding this transaction. Of particular focus will be the appropriate accounting for the potential incurrence of liquidated damages noted above in light of EITF 00-19 and EITF 05-4. In particular, the Company will evaluate whether these liquidated damage provisions constitutes a free standing or imbedded right. This determination could require separate valuation which, pending further evaluation of the available accounting guidance, could lead to the Company recording a corresponding liability. The accounting treatment and appropriate reporting will be completed in the quarter ending June 30, 2006.
     Furthermore, the anti-dilution adjustment to the conversion price of the outstanding $5 million principal amount convertible note held by Amulet and the issuance of new warrants from the anti-dilution adjustments resulting from the transaction is expected to increase the non-cash interest expense associated with the convertible note by a material amount. The increase in interest expense would be reflected in the Company’s financial statements beginning in the quarter ending June 30, 2006 through the remaining life of the note.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     As of January 1, 2006, the Company operates two reporting segments, Email Encryption and e-Prescribing, which provide services that protect, manage and deliver sensitive electronic information and provide electronic prescribing at the point of care. Email Encryption is a comprehensive suite of secure messaging services which allow an enterprise to use policy driven rules to determine which emails need to be sent securely in order to comply with regulations or corporate policy. In 2005, Email Encryption was combined with the Message Inspector and Web Inspector products (“MI/WI”) and referred to as the eSecure product line. MI/WI acquired in the Elron Software, Inc. acquisition in September 2003 and subsequently sold to CyberGuard Corporation (“CyberGuard”) in March 2005 (see Note 7 to the condensed consolidated financial statements). Email Encryption is commonly referred to as Secure Messaging. e-Prescribing consists of a single product line called PocketScript. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology for better patient care at the point of delivery. In 2005, e-Prescribing was combined with the Dr. Chart product and referred to as the eHealth product line. Dr. Chart was acquired in the MyDocOnline acquisition in January 2004 and subsequently sold to MITEM Corporation (“MITEM”) in September 2005 (see Note 7 to the condensed consolidated financial statements).
     In 1999, the Company began developing and marketing products and services that bring privacy, security and convenience to Internet users. ZixMail, a desktop solution for encrypting and securely delivering email, was first commercially introduced in the first quarter of 2001. In 2002, the Company began offering additional email encryption products such as:
•	ZixVPM (Virtual Private Messenger): an e-messaging gateway service that provides company-wide privacy protection for inbound and outbound email communications.

•	ZixAuditor: an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies.

•	ZixPort: a secure Web-messaging portal.
     In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise that provided electronic prescription services for the healthcare industry. This acquisition enabled the Company to expand its services into care delivery solutions, specifically, the e-Prescribing marketplace. PocketScript is the cornerstone offering in the current e-Prescribing product line.

     In 2004, the Company made a strategic decision to focus the Company’s resources and efforts towards the two “core products” of Secure Messaging and e-Prescribing. Subsequently, on November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits, which is one of the products acquired in the MyDocOnline acquisition in January 2004. On March 11, 2005, MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard (see Note 7 to the condensed consolidated financial statements). On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM (see Note 7 to the condensed consolidated financial statements).
     The Company’s Email Encryption and e-Prescribing services are primarily offered as a hosted-service solution, whereby customers pay for annual service subscription contracts at the inception of the service period. Establishing these service solutions requires a significant up-front investment to establish service and in securing enough subscribers to make the business profitable.
     Operating in emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early-stage enterprise is costly and highly competitive. The Company’s growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses in prior years, the use of cash resources continues at a substantial level and the Company anticipates further operating losses in 2006. The Company will continue to place a strong emphasis on actions to become cash flow breakeven as it balances the need for investments in emerging markets. This emphasis might entail near-term cost reductions that may come in the form of workforce reductions, decreased investments in certain areas of the business, business divestitures (sales or shut down) or geographic consolidation. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company.
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
     Long-Lived Assets — The accounting policies and estimates relating to the long-lived assets are considered critical because of the significant impact that impairment or obsolescence could have on the Company’s operating results.
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified intangibles and property and equipment aggregating $3,756,000 or 14% of total assets at March 31, 2006. The property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the value has been diminished or impaired. The amount of a potential impairment is determined by comparing the carrying amount of an asset to the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     Goodwill is $2,161,000 as of March 31, 2006, and is unchanged from the December 31, 2005 balance. Goodwill was 8% and 6% of total assets on March 31, 2006 and December 31, 2005, respectively, and represents the remaining cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized; however, the Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based upon the Company’s market capitalization, which is based on the number of shares of outstanding stock and market price of the stock. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. The sale of the Message Inspector and Web Inspector products in the first quarter of 2005, which were a significant part of the Elron acquisition, caused the Company to evaluate the goodwill associated with the sale of net assets representing a portion of the Email Encryption reporting unit. As a result, the Company reduced goodwill in the first quarter of 2005 by $2,161,000 as part of the carrying value of the net assets related to that transaction. This represented 50% of the acquired goodwill from the Elron acquisition. The sale of the Dr. Chart product caused the Company to evaluate the goodwill associated with the purchase of MyDocOnline, of which Dr. Chart was a significant portion. As a result, the Company included in the carrying amount of assets sold in the Dr. Chart sale, the entire goodwill balance of $4,797,000 associated with the acquisition of MyDocOnline. See Note 7 to the condensed consolidated financial statements for additional discussion of these transactions.
     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carry-forwards and unused tax credits will be realized on future federal income tax returns. At March 31, 2006, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $101,739,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Revenue — The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by SOP 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, Emerging Issues Task Force (“EITF”) Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements.
     The Company develops, markets, licenses and supports electronic information protection services and related software products. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits; Email Encryption subscription-based services, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
     The Email Encryption services of ZixMail, ZixVPM, ZixPort, and ZixAuditor are subscription-based services. In the first quarter of 2005, subscription-based services also included Dr. Chart. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.
     On September 30, 2005, the Dr. Chart product line was sold to MITEM. This product line was acquired in January 2004 through the acquisition of MyDocOnline, Inc.. For the three-month period ended March 31, 2005, Dr. Chart product line contributed $70,000 in revenue (see Note 7 to the condensed consolidate financial statements).

     e-Prescribing service arrangements contain multiple deliverables including both hardware and services. Due to the lack of VSOE, these elements are combined into a single unit of accounting and, similar to Email Encryption, recognized as service revenue ratably over the longer of the subscription term or expected renewal period. Revenue recognition begins upon installation of the required hardware and commencement of service. Prior to the third quarter 2005, the Company did maintain VSOE for certain service elements of the e-Prescribing service. Accordingly, the residual value assigned to the PocketScript handheld device was recognized as revenue upon installation. The fair value of the undelivered services are being recognized ratably over period in which those services are delivered.
     In the first quarter 2005, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions under the MI/WI product lines to customers under perpetual licensing arrangements. These perpetual software licenses were normally sold as part of multiple-element arrangements that included annual maintenance and/or subscription, and may have included implementation or training services. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements was based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues were recognized as the services were rendered. The Company established VSOE for maintenance based upon maintenance that was sold separately. Maintenance revenue was recognized over the term of the maintenance agreement, generally one year.
     On March 11, 2005, the MI/WI product lines were sold to CyberGuard (see Note 7 to the condensed consolidated financial statements). For the three-month period ended March 31, 2005, MI/WI contributed $637,000 in revenue.
     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs or when the predetermined usage levels have been achieved, and when the amounts are fixed and determinable.
     The Company does not offer standalone services. Further, the Company’s services include various warranty provisions; however, warranty expense was not material to any period presented.
     Deferred Cost of Revenues — In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device, and are recorded as deferred cost of revenue. The deferred costs are then amortized into cost of revenue ratably over the period which revenue is recognized. The deferred cost of revenue of $390,000 and $265,000 is included in other assets as of March 31, 2006, and December 31, 2005, respectively.
     Stock-based compensation — On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and has elected to use the modified prospective method along with the straight line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation plans under the provisions of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.
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
     The Company uses the BSOPM to determine the fair value of option grants made during the first quarter of 2006 and 2005. The Company estimated the average holding period of vested options to be two years from the vesting period (1.6 years) for options granted before 2006, but used the “simplified” method per SEC Staff Accounting Bulletin No. 107 to calculate the estimated life of options granted to employees subsequent to December 31, 2005, which resulted in a significantly longer estimate for the expected life. The following weighted average assumptions were applied in determining the fair value of options granted during the first quarter of 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.58%	3.10%
Expected option life	6 years	3.6 years
Expected stock price volatility	97.5%	98.0%
Expected dividend yield	—	—
Fair value of options granted	$1.34	$2.69
     The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company.
     For the quarter ended March 31, 2006, the Company recorded $767,000 of stock-based compensation expense using the accounting methods required in SFAS 123(R). As noted above, prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and earnings per share had compensation expense for employee stock-based awards been recorded in the first quarter of 2005 based on the fair value method under FAS 123(R):

Three Months Ended
March 31, 2005
Net loss, as reported	$(9,572,000)

Deduct pro forma stock compensation expense computed under the fair value method	(1,761,000)

Pro forma net loss	$(11,333,000)

Basic and diluted loss per common share:
As reported	$(0.30)

Pro forma	$(0.35)

Results of Operations
First Quarter 2006 Summary of Operations
Financial Statement
•	Revenue for the quarter ended March 31, 2006, was $3,895,000 from all products compared with $3,583,000 for the same period 2005.

•	Revenue from the two core products of Email Encryption and e-Prescribing was $3,895,000 for the quarter ended March 31, 2006, compared with $2,876,000 for the same period in 2005.

•	Net loss for the quarter ended March 31, 2006, was $6,874,000 compared with $9,572,000 for the same period in 2005.

•	Ending unrestricted cash balance was $14,158,000 and the balance in restricted accounts was $5,137,000 on March 31, 2006.

•	There was no significant change in the Company’s debt position in the quarter.

•	Cash used from operations was $5,546,000, and overall cash and cash equivalent balances decreased by $6,082,000 in the quarter.
Operations
•	The Company secured new first year orders in the quarter ended March 31, 2006, totaling $1,011,000 for its Email Encryption services and maintained over 95% renewal rate of Email Encryption customers.

•	The Company deployed 885 new e-Prescribing devices to physicians under sponsorship arrangements with several large insurance payors.

•	The Company exceeded 1,170,000 electronic prescriptions transacted in the three months ended March 31, 2006, through its e-Prescribing service.
Subsequent Event, Private Placement of Common Stock and Warrants (see Note 15 to the condensed consolidated financial statements)
•	On April 5, 2006, the Company sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock. The units will be sold for a purchase price of $1.19 per unit. Total proceeds from the transaction are expected to be approximately $11.8 million (net proceeds to the Company are expected to be $10.9 million after estimated transaction costs). The Company intends to use the net proceeds for working capital and general corporate purposes, including funding the Company’s business plan.
Revenues
     The Company’s revenues for the three month period ending March 31, 2006, were $3,895,000 compared to $3,583,000 for the same period in 2005, for a growth rate of 9% or $312,000. Revenues for Email Encryption increased 63% or $1,289,000 for the comparative periods. The increase was partially offset by decreases in revenues for e-Prescribing of 32% or $270,000 and a $707,000 reduction resulting from the divestitures of the MI/WI and Dr. Chart product lines in first quarter and third quarter 2005, respectively.
     The Company’s future revenue growth is expected to come from continued growth in the Email Encryption market, including the healthcare industry, recent expansion into new vertical markets and broader distribution channels, and for the e-Prescribing market, through broader market adoption of the e-Prescribing technology. As to e-Prescribing revenues, the Company expects that most of the new arrangements will result in revenue being amortized over the contract life and reported as service revenues versus the previous arrangements that resulted in the hardware element being recognized upon deployment and a portion of the fee being recognized as service revenue ratably over the service period.

     The following table sets forth a quarter-over-quarter comparison of the key components of the Company’s revenues:

			Variance
	Three Months Ended March 31,		2006 vs. 2005
	2006	2005	$	%
Services	$3,895,000	$3,298,000	$597,000	18%
Hardware	—	185,000	(185,000)	(100%)
Software	—	100,000	(100,000)	(100%)

Total revenues	$3,895,000	$3,583,000	$312,000	9%

     Email Encryption and e-Prescribing are primarily subscription-based services. In 2005, the MI/WI products were primarily sold as perpetual licenses with annual maintenance and/or subscription contracts. e-Prescribing incorporated a separate hardware and installation element, and the Dr. Chart product and services represented either a subscription-based arrangement or a perpetual license sale. With the exception of perpetual software licenses (MI/WI products and occasionally the Dr. Chart product) and early stage e-Prescribing contracts, the Company has generally recognized revenue over the life of a related service contract under Services Revenue. The shift towards mostly subscription based offerings in late 2005 led to the decline in the hardware revenue stream and the sale of the MI/WI product lines in the first quarter of 2005 led to the decline of the software revenue stream.
     The Company believes that total revenues by product provides a more meaningful examination of the Company’s revenue sources and trends:

			Variance
	Three months ended, March 31,		2006 vs. 2005
	2006	2005	$	%
Email Encryption	$3,333,000	$2,044,000	$1,289,000	63%
e-Prescribing	562,000	832,000	(270,000)	(32%)

Subtotal before divested products or services	3,895,000	2,876,000	1,019,000	35%

MI/WI Products	—	637,000	(637,000)	(100%)
Dr. Chart	—	70,000	(70,000)	(100%)

Subtotal divested products or services	—	707,000	(707,000)	(100%)

Total revenues	$3,895,000	$3,583,000	$312,000	9%

     The $1,289,000 increase in Email Encryption revenues for the three-month period ending March 31, 2006 over the comparable period in 2005 is attributed to an increase in new subscribers to the Email Encryption services while maintaining a high rate of customer renewals. Because of the nature of amortizing the revenue over subscription periods, the year-over-year revenue increase in Q1 2006 is attributed mostly to the acquisition of new subscribers (best measured by new first year orders) to the service in Q1 through Q4 2005. The first and second quarter of 2005 were record sales quarters for the Company with each quarter averaging approximately $1,675,000 in new first year orders. This demand was driven primarily by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requirements in the healthcare industry and from increased security awareness in other vertical markets including finance, insurance and governmental regulatory agencies. The Company has continued to add new subscribers at approximately $1,000,000 to $1,100,000 a quarter in new first-year orders from the third quarter 2005 through the first quarter 2006. While Email Encryption revenue is expected to continue year-on-year and quarter-on-quarter improvements throughout 2006, the 63% rate experienced in Q1 is not expected to continue throughout 2006 given the decline in new first year orders late in 2005 and the first quarter 2006. Future revenue levels into 2007 will be mostly dependant upon the new first-year orders and renewal rates experienced by the Company for the remainder of 2006. The recurring nature of the subscription model makes revenue rise in a predictable manner assuming continued new additions to the subscription base and adequate subscription renewal rates. Adding to the predictability is the Company’s go-to-market model of selling primarily three-year subscription contracts with the fees paid annually at the inception of the year of service. The Company’s list pricing for Email Encryption has remained generally consistent in 2006 when compared with 2005 and the Company has experienced relatively consistent discount percentages off the list price over the comparable periods.
     The $270,000 decrease in e-Prescribing revenues for the three-month period ending March 31, 2006, over the comparable period in 2005 is due to several factors including a change in the terms of the contracts whereby more revenue is now deferred under a subscription model and recent (last nine months) contracts have often incorporated a payment-upon-usage component whereby payment and consequently, revenues are deferred until usage metrics are met and payment becomes certain. Overtime, the number of PocketScript users meeting any such usage metrics should increase thus lowering the impact of the revenue deferment in future periods; however, the potential impact of usage metrics being met in the future cannot be forecasted at this time and it is not yet known if the inclusion of usage metrics will continue to be a prevailing contract term.
     Previous to the third quarter 2005, a certain portion of the total fees per user was immediately recognized as hardware revenue upon installation and a portion of the fee was deferred and recognized as service revenue ratably over the service period under the residual method. Because of new contract terms and pricing structures that were introduced during the past nine months the Company is recognizing revenue ratably over the term of the service agreement, instead of recognizing a significant portion upon installation. This change decreased revenue in the first quarter 2006 relative to the first quarter 2005. This trend resulting from the change in the contract terms will continue in the short term, but should be offset and surpassed over time with the more linear revenue recognition treatment under the new contracts assuming continued new deployments and adequate renewal rates.

     The decline in revenues from the Web Inspector and Message Inspector products and the Dr. Chart products resulted from the divestitures of these products in March 2005 and September 2005, respectively. The Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard (see Note 7 to the condensed consolidated financial statements). The Dr. Chart product, which was acquired in the MyDocOnline acquisition, was sold to MITEM (see Note 7 to the condensed consolidated financial statements).
Revenue Indicators — Backlog, Orders, and Deployments
     Company-wide backlog — The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of March 31, 2006, the backlog was approximately $22,540,000 and is comprised of the following elements: $9,149,000 of deferred revenue that has been billed and paid, $2,964,000 billed but unpaid and approximately $10,427,000 of unbilled contracts. The backlog can be further divided by product, of which $20,483,000 is for Email Encryption and $2,057,000 is for e-Prescribing.
     Excluded from the backlog at March 31, 2006, is a customer deposit from Aventis of $2,000,000. The deposit is excluded from backlog because the Company currently does not expect that Aventis will request that any service be performed under the contract and that revenue will not be recognized. The Company believes that the expected lack of performance stems from the Aventis acquisition by Sanofi. Sanofi-Aventis has communicated to the Company that after the acquisition Aventis is undertaking a new direction and that the services will likely not be needed (See Note 11 to the condensed consolidated financial statements).
     The backlog is recognized into revenue as the services are performed. Approximately 50% to 55% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     Email Encryption Orders — The Company’s future revenue growth beyond what is scheduled to be recognized from the backlog is determined by additional new first-year orders for Email Encryption coupled with renewal rates for existing customers whose contracts are expiring.
     The first quarter total order input (new first year orders, renewals and contracted future years) for Email Encryption in 2006 was $4,095,000 compared with $5,012,000 in 2005. The new subscriber additions are better measured in terms of the dollar amount of new first-year orders for the service. The new first-year orders for the first quarter were $1,011,000 in 2006 and $1,467,000 in 2005. New first-year orders is a subset of the total orders and a more accurate determinant of new subscription growth. Total orders include new first-year orders and also includes renewals and additional years of the service contracted upfront. The renewal rate for Email Encryption customers was in excess of 95% for the first quarter 2006, which is consistent with the renewal rates for years 2005 and 2004. The Company continues to experience a high percentage of customers who choose to subscribe to Email Encryption services for a three-year term versus a one year term. The Company expects this preference for a longer contract term to continue throughout 2006, as the Company has priced its services in a manner that encourages longer term contractual commitments from customers. While the Company experienced a price increase for its Email Encryption services in 2005 relative to 2004, there are no assurances that the increasing competition in this market will not result in price erosion in 2006 and beyond. Such a price erosion, should it occur, could have a dampening effect on the Company’s new first-year orders and thus, its future revenues.
     e-Prescribing Deployments and Active Users – In e-Prescribing, the Company builds the subscriber base by approaching health benefit insurance companies (payors) to sponsor physicians in their network to receive the e-Prescribing equipment and service, free of charge for the first year. As of March 31, 2006, the Company has contracts with six such payors. For e-Prescribing, the future revenue will be determined by securing additional payor sponsorships, increasing adoption and utilization by the physicians, renewing existing deployments as they expire, and developing additional transaction-based fees. The Company believes that the sponsorship model is currently the prevalent market demand model. The total transaction and usage-based fees recognized as revenue during the quarter ended March 31, 2006, were $229,000.
     In e-Prescribing, the deployments of subscribers and active users are an indicator of future revenue. In the first quarter 2006, the Company deployed 885 units compared with approximately 525 in the first quarter 2005. As of April 28, 2006, the total number of active users was 2,429. The active metric was not followed in the same period 2005 for comparison. The Company has a twofold objective in deploying new users: first, to ensure they become regular users of the service (active) and second, to ensure that the users choose to renew their service (retention). For deployments that occurred in 2004 and early 2005, the percentage of deployed users who became active users was approximately 50%. The Company changed its contracts, recruiting and training strategy to increase the active user rate throughout 2006 and the Company is now experiencing a 60-80% active rate after deployment and is targeting to achieve a consistent 80% rate. The largest base of deployed units continues to be in Massachusetts and is sponsored by the eRx Collaborative (a joint effort of three of the largest insurance payors in Massachusetts). While the sponsorship contracts identify the individual physicians using the device as responsible for renewing the service after the first year, the collaborative elected to renew all the 2004 deployments through calendar year 2005 and have subsequently agreed to fund physicians actively using the service as they come up for renewal in 2006.
     e-Prescribing Transaction and Usage Fees — The Company currently has transaction-based contracts related to fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to two Pharmacy Benefits Managers (“PBM’s”) and a usage-based arrangement measured by improvements in prescribing behavior with one of the payor sponsors. While deploying more users will increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require new transaction-based contracts. The Company is seeking such agreements with other interested parties. The source of new transaction related fees the Company is most focused on are payors that have insured members visiting doctors that already use PocketScript via a sponsorship arrangement from another competing payor. In most cases there are multiple payors in each market and the additional non sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary hoisting and reporting. Other possible sources for additional transaction fees are from other parties who could benefit from a real time, electronic messaging capability with PocketScript users. However, there are no assurances that these additional revenue sources can be secured in order to increase (or maintain) the revenue from each prescription written.
     The number of prescriptions written using the service and thus transmitted through the Company’s data center has been growing rapidly. For the three months ended March 31, 2006, the Company transacted approximately 1,170,000 prescriptions. For the same period in 2005, the Company transacted approximately 510,000 prescriptions. The Company continues to invest greater sales effort and post deployment attention to maximizing utilization in order to maximize future revenue potential both through renewals and transaction fees.
Customer Deposit
     A Master Services Agreement was entered into with Sanofi-Aventis, Inc. (“Sanofi-Aventis”) for $4,000,000 in January 2004 for the Company’s performance of various future services in conjunction with the MyDocOnline acquisition. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Sanofi-Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
     Since the Company’s services to be provided to Sanofi-Aventis were not fully defined, the $4,000,000 payment was recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Sanofi-Aventis by the dates outlined above, the deposit will be forfeited on an annual basis and ZixCorp will recognize the forfeiture as a reduction of operating expenses. The Company is required to return to Sanofi-Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company; in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local, or foreign law; in the event the Company files for bankruptcy; or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of March 31, 2006, the Company has provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement which was recognized as revenue in 2004.
     Sanofi-Aventis has not requested any additional services through the first quarter of 2006, other than the $40,000 noted above. As such, $960,000 was forfeited by Sanofi-Aventis in the second quarter of 2005 and an additional $1,000,000 was forfeited in the first quarter of 2006. Both forfeitures are reported as customer deposit forfeitures and reduced operating expenses in the respective quarters. The Company believes that the forfeitures of deposit are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. The eventual disposition of the remaining customer deposit, $2,000,000 due before January 30, 2007, is not known at this time.
     The Company also holds an additional $20,000 customer deposit relating to separate customer agreements. This deposit is expected to be reclassified to deferred revenue and revenue recognition is expected to begin in 2006.
     Cost of Revenues
     The Company’s costs of revenues were $3,375,000 for the quarter ended March 31, 2006, which was a $516,000 reduction when compared with the same period in 2005. The decrease of $516,000 consists primarily of a $501,000 net reduction in personnel costs, $109,000 for reduced amortization expense of intangible assets and other sundry expense reductions of approximately $54,000, which were partially offset by increases in consulting costs of $148,000. The reduction in personnel costs consisted of approximately $341,000 for the 2005 divestitures of the MI/WI and Dr. Chart product lines and $160,000 for reduced personnel costs principally associated with e-Prescribing revenues. The e-Prescribing personnel cost reductions were offset by approximately $148,000 of increased consulting or contract labor costs involved with the deployment of e-Prescribing handheld devices in 2006 . The $109,000 of reduced amortization expense of intangible assets resulted from the 2005 write-down of certain intangible assets also related to the divestitures of the MI/WI and Dr. Chart product lines.
     The Company’s two product lines (segments), Email Encryption and e-Prescribing, have direct cost of revenues that are readily identifiable between the two product lines in 2006. In 2005 the costs were less identifiable; however, management made estimates and assumptions to calculate an estimated cost of revenues per product line throughout 2005. Those estimates and assumptions are provided here for comparative purposes. The following table sets forth a quarter-over-quarter comparison of the Company’s cost of revenues by product line:

			Variance
	Three months ended, March 31,		2006 vs. 2005
	2006	2005	$	%
Email Encryption	$1,466,000	$1,314,000	$152,000	12%
e-Prescribing	1,909,000	1,800,000	109,000	6%

Subtotal before divested products or services	3,375,000	3,114,000	261,000	8%

Divested (MI/WI and Dr. Chart) products	—	777,000	(777,000)	(100%)

Total cost of revenues	$3,375,000	$3,891,000	$(516,000)	(13%)

     Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates the ZixData Center, which is currently not fully utilized. Accordingly, cost or revenues are relatively fixed in nature and are expected to grow at a slower pace than revenue. The $152,000 increase for the three months ended March 31, 2006, compared to the same period in 2005 is primarily from an increase in the related ZixData Center costs that were previously dedicated to divested products. As those products were divested, the resources were reassigned to support Email Encryption. Email Encryption has shown the ability to grow revenues and only marginally increase the costs of revenues as more efficient methods of product delivery and service have been implemented. While this trend is expected to continue, it may not continue to the extent it has in the past. Eventually, additional efficiencies become more difficult to achieve and the costs of revenues could rise at a rate more consistent with the increases in revenue.
     e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, training and e-Prescribing device costs. In e-Prescribing, a greater proportion of total cost of revenues relates the field deployment and device costs. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more correlated with demand. The $109,000 increase for the three months ended March 31, 2006 compared to the same period in 2005 is primarily from an increase in the number of new deployments which was approximately 885 for the three months ended March 31, 2006 and 550 in the same period for 2005. Because e-Prescribing cost of revenues have a greater variable component associated with the cost of devices, installation and training, additional increases in e-Prescribing demand, as measured by revenue and deployments, is expected to result in a corresponding increase in the related costs of revenues. The extent that the cost of revenue for the e-Prescribing product line is variable with revenue is dependant on the structure of future e-Prescribing arrangements, and is not yet known.
     MI/WI and Dr. Chart product lines were offered for sale in the first quarter 2005. MI/WI was divested on March 31, 2005 and Dr Chart was divested in September 2005 (see Note 7 to the condensed consolidated financial statements). Therefore, the Company experienced cost of revenues for these products in 2005 but not in 2006.
Research and Development Expenses
     Research and development expenses decreased 19% in the three-month period ended March 31, 2006, compared to the same period in 2005. The decrease was primarily due to the divestitures of the MI/WI and Dr. Chart product lines in 2005.
     The following table sets forth a quarter-over-quarter comparison of the Company’s research and development expenses:

			Variance
	Three Months Ended March 31,		2006 vs. 2005
	2006	2005	$	%
Total research and development	$1,595,000	$1,975,000	$(380,000)	(19%)
     The $380,000 decrease consists of $231,000 for headcount reductions primarily relating to the divestitures of the MI/WI and Dr. Chart product lines, $92,000 for reduced consulting fees primarily relating to e-Prescribing and Dr. Chart services, $57,000 for reduced allocated occupancy costs and other sundry costs resulting from the previously mentioned headcount reductions.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased 12% in the three-month period ended March 31, 2006, compared to the same period in 2005. The general trend is a reduction in expenses as the Company has consolidated various marketing initiatives from acquired companies into a centrally managed initiative, as the Company continues to focus on its two core markets and a number of one-time expense reductions.
     The following table sets forth a quarter-over-quarter comparison of the Company’s selling, general and administrative expenses:

			Variance
	Three Months Ended March 31,		2006 vs. 2005
	2006	2005	$	%
Total selling, general and administrative expenses	$6,592,000	$7,502,000	$(910,000)	(12%)
     The $910,000 decrease in selling, general and administrative expenses is primarily due to a $594,000 decrease in personnel costs and $316,000 in non-personnel costs. The decrease in personnel costs consisted principally of reduced salaries and wages of $198,000, reduced sales commissions and bonuses of $192,000, employee severance costs of $110,000, reduced employee recruiting fees of $44,000 and reduced contract labor and of other costs of $50,000. The decrease in non-personnel costs consisted primarily of $437,000 in various tax expense deductions consisting primarily of a single $198,000 sales and use tax refund for previously paid taxes, $99,000 for refunds of previously paid Canadian Indirect Taxes, and $140,000 reduction between period of other sales and use tax-related expenses, $155,000 for reduced amortization costs of intangible assets associated with the divestiture of the MI/WI and Dr. Chart product lines in 2005, $153,000 for reduced advertising and marketing programs, $101,000 decreased commercial business insurance due primarily to premium deductions, $119,000 for reduced legal services and other expenses, partially offset by $649,000 increase in share based compensation costs related to employee and non-employee share based payments.
Customer Deposit Forfeiture
     The $1,000,000 reduction of operating expenses recorded in the three-month period ending March 31, 2006, represents the forfeiture by Sanofi-Aventis of a customer deposit in accordance with a Master Services Agreement, which was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 11 to the condensed consolidated financial statements) for the Company’s performance of various future services. The services were to be delivered in minimum amounts of

$1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The Company believes that the forfeitures of the deposit are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. The future status on the remaining deposit is unknown at this time.
Interest Expense
     Interest expense in the three-month period ending March 31, 2006, is $418,000 compared to $830,000 for the same period in 2005. The first quarter 2006 interest expense consists of the following:

	Stated		Financing		Total
	Interest	Discount	Cost	Warrants	Interest
	on Notes	Amortization	Amortization	Issued	Expense
Convertible promissory note payable	$93,000	$140,000	$63,000	$10,000	$306,000
Promissory note payable	—	104,000	—	—	104,000
Short-term promissory note	4,000	—	—	—	4,000
Capital Leases	4,000	—	—	—	4,000

Total notes payable	$101,000	$244,000	$63,000	$10,000	$418,000

     The $412,000 decrease in interest expense on a quarter over quarter basis is due to the reduction in the outstanding balance of the convertible promissory notes payable. As of March 31, 2005, the convertible promissory notes payable balance was $20,000,000 (excluding unamortized discount). As of March 31, 2006, this balance had been reduced to $5,000,000 (see Note 12 to the condensed consolidated financial statements).
     The promissory note payable is the Sanofi-Aventis note payable referenced in Note 12 to the condensed consolidated financial statements. This note bears interest at an annual rate of 4.5% and is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. As of March 31, 2006, Sanofi-Aventis has requested no services in-lieu of interest and the Company believes that it is not probable that Sanofi-Aventis will request such services. In addition, the potential costs of delivering any unspecified services cannot be estimated. Therefore, no interest expense or liabilities have been recorded in relation to the stated interest rate on the note.
Investment and Other Income
     Investment and other income was $217,000 and $143,000 for the quarters ended March 31, 2006 and 2005, respectively. The increase in 2006 over 2005 is attributable to higher returns on cash balances and interest earned on the note receivable that resulted from the sale of Dr. Chart (see Note 7 to the condensed consolidated financial statements).
Gain on Sale of Product Line
     On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines to CyberGuard Corporation. The total sales price was $3,626,000 consisting of $2,126,000 in cash and a $1,500,000 note receivable which was fully paid in 2005. The net gain recognized on the sale was $950,000 (see Note 7 to the condensed consolidated financial statements).
Income Taxes
     The Company’s income taxes decreased from $50,000 for the three months ended March 31, 2005 to $6,000 for the corresponding period in 2006 and represents non-U.S. taxes payable resulting from the operations of the Company’s Canadian subsidiary. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income.
     Currently, the Company’s net operating loss carry forwards do not have limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code. However, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carry forwards against any future taxable income.
Net Loss
     As a result of the foregoing, the Company’s net loss was $6,874,000 for the three months ending March 31, 2006 and $9,572,000 for the corresponding period in 2005.

Liquidity and Capital Resources
Overview
     The Company has total contractual obligations over the next twelve months of $9,923,000 and $12,330,000 over the next three years consisting of leases, debt obligations and other contractual commitments (inclusive of the $7,892,000 in outstanding debt). These amounts include $5,000,000 in convertible promissory note payments ($2,500,000 due in both November 2006 and 2007 but callable at the Noteholder’s option after June 13, 2006, and therefore assumed to be a twelve-month contractual commitment) which will be paid from the $5,137,000 cash held in a restricted collateral account. The three-year total also includes the $2,700,000 note due January 2007 to Aventis which is payable in cash or common stock at the Company’s discretion. Therefore, with these items removed, the contractual cash requirements needed for payment of lease and debt obligations that are expected to be funded from unrestricted cash by the Company in the next 12 months is $2,223,000 and $4,631,000 over the next three years. Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs as well as investments that the Company chooses to make in order to secure new orders. The Company believes much of the spending in excess of contractual commitments is discretionary and flexible.
     The Company is engaged in two primary markets: Email Encryption and e-Prescribing (previously known as eSecure and eHealth). Both are subscription businesses that share a common business model. First, the service is established and maintained which requires a start-up cost and recurring fixed costs. Subscribers are then acquired and brought onto the service which requires a variable acquisition cost of selling and marketing, installation and deployment. Subscribers are recruited with the goal of reaching a level of subscribers that bring a total contribution that exceeds the fixed recurring service costs. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers is essential to operational cash flow breakeven.
     Operationally, the future cash flow of the Company is primarily associated with the following key metrics:
•	New subscriptions (termed new first-year orders) for the Email Encryption service

•	Renewal rates for the Email Encryption service

•	New insurance payor sponsorships of the e-Prescribing service to physicians

•	Successful adoption and usage of the e-Prescribing service by physicians

•	Retention of the users (physicians) of the e-Prescribing service

•	Future transaction fees (or related fees) associated with the use of the e-Prescribing service

•	The ability to increase the business volume with reasonable cost increases
     The recurring nature of the subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts with the fees paid annually at the inception of each year of service. For several years the spending in Email Encryption exceeded cash receipts. As that business has matured, the gap between cash spending and cash used for operations narrowed substantially and the Company believes it is now cash flow accretive from operations (before allocation of overhead). This was accomplished by keeping costs relatively flat while increasing year-on-year new first-year orders (approximately $4,400,000 in calendar year 2004 and $5,300,000 in 2005) as well as maintaining a high customer renewal rate (approximately 95% for calendar years 2004 and 2005) of existing customers whose initial contracted service period had expired. The Company expects the Email Encryption business to generate cash receipts in excess of its specific operating costs in 2006 and beyond assuming continued addition of new subscribers and maintaining consistent subscriber renewal rates.
     The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption and thus the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching a level of subscribers required to overcome the spending needed to profitably provide the service. The Company believes that between 15,000 and 20,000 active users (subscribers) of the e-Prescribing service are needed for these fixed costs to be overcome; the breakeven point being strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. As of April 28, 2006, the Company had approximately 2,429 such active prescribers on the service. The transaction-based fees, or usage fees, form an important part of the e-Prescribing breakeven point of 15,000 to 20,000 active users mentioned above. With lower transaction fees, the Company believes the 20,000 level is needed and with higher transaction fees, the Company believes the 15,000 level will suffice for covering fixed costs of the e-Prescribing service. The Company has resources tasked with securing additional transaction-based revenue sources. The success of this effort will depend on market acceptance for the services offered as well as having sufficient physicians deployed that make the transaction services appealing to buyers.
     The Company continues to closely monitor developments in the e-prescribing market and will adjust spending in that area commensurate with expected future returns and, if needed, augment the investment needed with additional capital or strategic relationships. The extent and timing of the Company’s success (or lack thereof) in the e-prescribing market will have significant impact on liquidity. The extent to which the Company views the e-prescribing market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses if required. The Company has the ability to adjust cash spending to react to any shortfalls in projected cash collections or to adjust spending in certain investment areas should cash receipts make that possible or, if warranted and if the terms are acceptable, with additional external financing, receipts from exercised stock options and warrants of the Company’s common stock or strategic partnerships.
     As a result of strategic actions taken in 2005, relatively low contractual spending commitments in 2006, historically high customer renewals and continued growth in the Email Encryption services, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and the equity private placement completed on April 5, 2006, (see Note 15 to the condensed consolidated financial statements) the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months from March 31, 2006, and is projecting cash flow improvements to augment its liquidity beyond this time frame. However, operating in emerging and developing markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. Beyond the next twelve months and should business results not have improved sufficiently as projected, the Company could have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. Operationally, the extent and timing of success, or lack thereof, in the e-Prescribing market and continue improvement in Email Encryption will ultimately be the most significant operational determinants of liquidity.
Sources and Uses of Cash Summary
     Ending cash, cash equivalents and marketable securities on March 31, 2006, was $14,158,000 versus $20,240,000 on December 31, 2005. These balances exclude restricted cash of $5,137,000 at March 31, 2006, and $5,135,000 at December 31, 2005. Restricted cash is not available for operations because of contractual restrictions placed on that cash, primarily from placement of the cash in collateral accounts used to secure debt and make debt payments.
     The following table shows various sources and uses of operating cash for the three months ended March 31, 2006 and 2005.

	Three Months Ended, March 31,
	2006	2005	Variance
Operating Cash Receipts (Products existing on December 31, 2005)	$4,896,000	$3,154,000	$1,742,000
Operating Cash Receipts (Products divested in 2005)	—	919,000	(919,000)
Net Operating Cash Spending	(10,442,000)	(11,459,000)	1,017,000

Net Cash Used by Operating Activities	$(5,546,000)	$(7,386,000)	$1,840,000

     For the three-month period ended March 31, 2006, the net cash used by operating activities improved $1,840,000. The cash flow from operations improved for these comparative periods significantly in Email Encryption and improved marginally in e-Prescribing. In both services the spending remained essentially flat while the cash receipts rose. The majority of the reduction in net operating cash spending was from divested products.
     Overall, the Email Encryption services yielded positive cash flow from operations while e-Prescribing had negative cash flow from operations. Email Encryption has seen year-on-year improvement in cash flow because of continued growth in new subscriptions and a high rate of customer renewals. The Company anticipates that year-on-year Email Encryption cash flow improvement should continue as long as new subscriptions and the rate of customer renewals are sustained with minimal cost increases. The Company overhead is again expected to remain relatively flat throughout 2006 relative to 2005. While the e-Prescribing service improved in cash flow from operations relative to the same period last year, the early stage and quickly changing market of e-Prescribing makes the expected full year cash usage for the Company’s e-Prescribing service in 2006 less predictable. Improved cash utilization for the e-Prescribing service is dependant upon securing new payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction-based fees.
     As reported on the condensed consolidated statements of cash flows, net cash flows used by investing activities was $398,000 for the three months ended March 31, 2006. This primarily represents purchases of various computing equipment to satisfy customer contracts. Most prevalent are computer servers purchased for the Email Encryption business which are required to deliver the Company’s services. The amount of additional spending on capital equipment in 2006 is directly proportionate to the Company’s success in securing new Email Encryption business.
     Net cash used by financing activities was $138,000 for the three months ended March 31, 2006. This is primarily related to payments made on various note payables. The uses of cash in 2006 for financing activities will be related to the repayment of debt as outlined in Footnote 12 to the Condensed and Consolidated Financial Statements. Additionally in a subsequent event, the Company received net proceeds of approximately $10,900,000 from the private placement of the Company’s securities as described in Note 15 to the condensed consolidated financial statements.
Cash Sources
     The following items are essential to the Company’s future operating cash sources:
•	contractual backlog

•	Email Encryption growth and retention

•	e-Prescribing growth and retention

•	e-Prescribing transaction-based fees
     Backlog — The Company’s end-user order backlog of $22,540,000 is comprised of contractually bound agreements that are expected to be amortized into revenue as services are provided in the future. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of $9,149,000 of deferred revenue that has been billed and paid and $13,391,000 that has either not yet been billed or has been billed but not collected in cash as of March 31, 2006. The Company estimates $6,688,000 will be billed in the next twelve months.
     Email Encryption growth and retention — The Company estimates cash receipts from Email Encryption in 2006 will be between $16,000,000 to $18,000,000. At the low end of this range, the Company assumes it will collect contractually billed amounts, experience continued customer renewal rates of 95%, and continue adding new first year orders at the same rate demonstrated over the last 12 months. This would represent a $3,400,000 to $5,400,000 increase in gross cash receipts compared to 2005. For comparative purposes, 2005 cash receipts increased $3,948,000 when compared to 2004. Furthermore, should the Company achieve significant success in its new OEM/distribution strategy in addition to continual new first-year order growth from traditional channels, the high end of the cash receipts estimate of $16,000,000 to $18,000,000 could be reached or exceeded. The Company estimates that $11,000,000 of the estimated 2006 cash receipts is from second, third and in some cases the fourth year of the subscribers’ service periods. These “out year” collections provide a significantly greater incremental cash contribution to the business relative to the first year of service as the incremental costs to acquire the subscriber are not present in the outer years.
     e-Prescribing growth and retention — The Company’s go-to-market model in e-Prescribing has been to contract with healthcare payors who pay us to provide the service to physicians for at least one year. The Company believes that this model is the most cost-effective method of addressing the market in large quantities at this time. The Company has demonstrated selling and deployment success with this model with the eRx Collaborative initiative in Massachusetts, as well as two new pilot programs in 2005 with Aetna and Independence Blue Cross. The Company’s current list price for the first year of the service is $2,000 and $600 a year in subsequent years. The greatest concentration of active deployed e-Prescribing units is with the eRx Collaborative initiative. While the contract calls for physicians to pay the annual $600 service fee, the eRx Collaborative agreed to renew active users of the product under their sponsorship initiative and they are expected to continue to do so through 2006. The Company currently has a usage-based arrangement with one of the payor sponsors, which provides for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior. Because of the relatively low margins on installation and the initial year of service, the ability to secure renewals is an important aspect of the Company’s cash flow breakeven plan for e-Prescribing. The early stage of the e-Prescribing product makes meaningful renewal trends nonexistent.

     e-Prescribing transaction-based fees — The Company’s go-to-market model in e-Prescribing also involves securing additional fee-based contracts where customers pay for various transactions that occur through the e-Prescribing service. For example, the Company has contracts with pharmacy benefit managers for prescriptions that are fulfilled through their system. Currently, the Company has contracts that can provide between 7 and 10 cents per prescription written in the service and the Company is experiencing an average of 5 cents a script as of March 31, 2006 as these contracted services ramp up into the expected range of 7 to 10 cents. As the number of prescriptions increases, the expected cash receipts increases. Securing further transaction-based revenue streams will be required so that the previously discussed 15,000 to 20,000 active physician level will provide returns in excess of fixed costs of providing the e-Prescribing service.
Cash Requirements
     While the contractual commitments of the Company as of March 31, 2006, are relatively low in comparison to historical cash used from operations and a substantial portion of the contractual obligations ($5,000,000) is held in collateral (restricted) cash accounts, the Company anticipates further net cash usage from operations over the next twelve months. The Company’s cash requirements consist principally of the Company’s contractual commitments; funding its operating losses as it pursues a leadership position in the emerging markets in which it operates; and capital expenditures, primarily for computer equipment to support new customer orders and, over time, ongoing refurbishment of the data center and customer located computer equipment. The Company’s cash requirements beyond contractual commitments are primarily aimed at continued investment in the e-Prescribing business, which the Company chooses to continue in its endeavor to reach a subscription base in this business that provides net cash inflows.
     The Company has acquisition costs associated with adding subscribers to both the Email Encryption and e-Prescribing services. For Email Encryption, the costs are primarily selling and marketing, while for e-Prescribing the costs are primarily recruitment and deployment related, including a hardware device. In the first year of the service, the Company generally collects fees from the subscriber that covers the majority of the incremental acquisition costs. After the first year of service, the incremental cost to support customers decreases significantly, which increases the variable cash contribution to the Company as each contract matures. In addition, net cash contributions from transaction-based fees are high as the incremental costs to support these fees are minor. In the first quarter of 2006, the Company had deployments of the e-Prescribing service in the 850-900 unit range. Future quarter deployments greater than these quantities will equate to greater variable costs offset with greater cash receipts from the sponsors and lower deployments versus this current run rate would equate to lower variable costs than recently experienced.
     Based on the Company’s organization and current order and deployment rates as of March 31, 2006, the annualized operating spending (over the next twelve month period beginning March 31, 2006) is currently projected to be between $40,000,000 and $42,000,000.
Debt Instruments and Related Covenants
     As more fully explained in Note 12 to the condensed consolidated financial statements, as of March 31, 2006, the Company has debt obligations relating to three separate arrangements:
1.	Convertible Promissory Notes Payable: $5,000,000

2.	Promissory Note Payable: $2,700,000

3.	Short-term Promissory Notes: $192,000
     Convertible Promissory Notes Payable — On April 13, 2005, the Company entered into amendments with the investors to restructure the original $20,000,000 purchase agreements signed on November 2, 2004. As of March 31, 2006, the Company had repaid $15,000,000 of the $20,000,000 convertible notes payable with $6,951,000 of cash and $8,049,000 of common stock.
     The remaining $5,000,000 is payable in two equal installments of $2,500,000 in November 2006 and 2007 and the terms remain unchanged from the original notes signed November 2, 2004. The Company intends to pay these from restricted cash balances should these tranches not convert to shares of common stock before their due dates.
     Under the covenants of the amended notes, the Company is required to retain a cash balance of $5,000,000 through November 2, 2006, at which time the required cash balance will be reduced to $2,500,000 subsequent to the payment or conversion to stock of the

November 2006 principal payment. The note holder will have an option to call the note in full after the annual meeting of shareholders to be held in June 2006. The note holder’s call right will expire 30 days after the annual meeting of shareholders.
     Promissory Note Payable — Concurrent with the MyDocOnline acquisition, at closing, Sanofi-Aventis loaned the Company $3,000,000 due March 15, 2007, with a stated annual interest rate of 4.5%. Interest on the note is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. At the option of Sanofi-Aventis, the principal portion of the note may be paid in the form of services provided to Sanofi-Aventis by the Company pursuant to the terms of such services agreement. It is unlikely that the note will be paid in the form of services. Should the note not be paid in the form of services, the Company is required to pay the note in cash or stock at maturity at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
     Short-term Promissory Notes — In December 2005, ZixCorp issued an 11-month note payable to Cananwill to finance the Company’s 2006 commercial insurance policies. The note matures in November 2006 and has a stated interest rate of 6.99%. Interest and principal payments are due in equal monthly installments.
Liquidity Summary
     Based on the Company’s organization and current order rates as of March 31, 2006, the annualized operating spending for the next twelve months is projected to be between $40,000,000 and $42,000,000. Using flat year-on-year order rates for Email Encryption, consistent renewal rates for subscribers, and an expectation of cash flow only from payors with whom the Company has a current relationship, cash receipt projections for the next twelve months would be $24,000,000 to $26,000,000. These cash receipt projections, when combined with $14,158,000 unrestricted cash on hand at March 31, 2006, and $10,900,000 net proceeds from the private placement described in Note 15 to the condensed consolidated financial statements provide for an estimated $49,058,000 to $51,058,000 in cash available to fund the expected spending of $40,000,000 and $42,000,000 for the next twelve months.
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
     The Company believes it has adequate resources and liquidity to sustain operations for at least the next twelve months, beginning March 31, 2006, and is targeting cash flow improvements to augment its liquidity beyond that time, taking into account the following factors:
•	Relatively low contractual spending commitments in 2006

•	Historically high renewal rates for Email Encryption

•	Continued growth in the Email Encryption business

•	Increased mix of cash receipts attributable to the more profitable out years of contracts

•	The discretionary nature of the cash spend in excess of cash receipts in the emerging area of e-Prescribing

•	General flexibility of spending in other areas
     However, operating in emerging and developing markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. Beyond the next twelve months and should business results not have improved sufficiently as projected, the Company could have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. Operationally, the extent and timing of success, or lack thereof, in the e-Prescribing market and continue improvement in Email Encryption will ultimately be the most significant operational determinants of liquidity.

Options and Warrants of ZixCorp Common Stock
     In 2004, the Company raised significant cash and to a much lesser extent in 2005, from individuals who hold warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. The extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of March 31, 2006. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value	(included in	Total Value
	Outstanding	of Outstanding	outstanding	of Vested
Exercise Price Range	Shares	Shares	shares)	Shares
$1.44 - $3.50	6,395,977	$18,301,002	4,518,491	$12,980,697
$3.51 - $4.99	2,908,529	12,255,558	1,924,905	8,168,047
$5.00 - $5.99	3,106,727	16,163,743	3,106,727	16,163,743
$6.00 - $8.99	1,490,565	9,651,844	1,115,690	7,334,263
$9.00 - $19.99	1,470,848	16,022,437	1,238,047	13,560,256
$21.38 - $57.60	1,138,695	60,573,436	1,138,695	60,573,436

Total	16,511,341	$132,968,020	13,042,555	$118,780,442

     This table above excludes the impact of warrants issued in relation to the April 2006 private placement of common stock and warrants (see Note 15 to the condensed consolidated financial statements). In this transaction 5,958,000 warrants with an exercise price of $1.54 were sold to investors.
Off-Balance Sheet Arrangements
     None.

Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of March 31, 2006:

	Payments Due by Period
	Total	< 1 Year	1-3 Year	3-5 Years	> 5 Years
Debt (long-term and short-term)	$7,892,000	$7,892,000	$—	$—	$—
Operating leases	8,574,000	1,405,000	2,248,000	1,817,000	3,104,000
Capital lease	103,000	103,000	—	—	—
401k funding obligation	68,000	68,000	—	—	—
John Ryan consulting agreement	140,000	120,000	20,000	—	—

Total cash obligations	16,777,000	9,588,000	2,268,000	1,817,000	3,104,000
Interest on obligations	474,000	334,000	140,000	—	—

Total	$17,251,000	$9,922,000	$2,408,000	$1,817,000	$3,104,000

     The Company has the option to pay $2,700,000 of the $7,892,000 debt and the entirety of the $140,000 owed to John Ryan with the Company’s Common stock. The $2,700,00 relates to the note payable to Sanofi-Aventis (see Note 12 to the condensed consolidated financial statements). The Company intends to fully exercise this option to the extent possible.
     The Company’s convertible promissory notes have a stated interest rate that is reset every six months based on the six-month LIBOR plus 300 basis points. For the information shown above, the Company has assumed that the rate will remain at the current level (7.47%) for the term of the loan and all payments will be made in cash. Actual interest will vary based on changes in the six-month LIBOR (see Note 12 to the condensed consolidated financial statements).
     Due to the share deficiency situation described in Note 12 to the condensed consolidated financial statements, $5,000,000 of the $7,892,000 of debt noted above is callable for 30 days after the Annual Shareholder meeting scheduled in June 2006 and therefore the full $5,000,000 is shown as payable in the next 12 months. However, if not called by the investor, the required payment dates on the note are $2,500,000 in November 2006 and November 2007. The Company plans to pay this debt using the $5,137,000 of restricted cash on hand as of March 31, 2006.
     The Company has not entered into any material, non-cancelable purchase commitments at March 31, 2006.
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,896,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the three-month period ended March 31, 2006, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2005 Annual Report to Shareholders on Form 10-K in Part II, item 7A which are incorporated by reference into this Report on Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Item 1A. Risk Factors, “Pending litigation” section below and Note 14 to the condensed consolidated financial statements.

ITEM 1A. Risk Factors
     (In these risk factors, “we,” “us,” “our,” and “ZixCorp” refer to Zix Corporation and its wholly-owned subsidiaries.)
     An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in evaluating an investment in our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment. You should also refer to the other information set forth in this report, including our consolidated financial statements and the related notes.
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
     Our liquidity and capital resources remain limited. There can be no assurance that our liquidity or capital resource position would allow us to continue to pursue our current business strategy after the proceeds from the issuance of our August 2005 and April 2006 private placements are expended. As a result, without projected business growth , further augmenting our cash position through financing, additional cost reduction measures, sales of assets , or a combination of these actions, we might have to alter our business model. This could substantially diminish the value of our common stock.
     The market may not broadly accept our Email Encryption and e-Prescribing solutions and services, which would prevent us from operating profitably.
     We must be able to achieve broad market acceptance for our Email Encryption and e-Prescribing solutions and services, at a price that provides an acceptable rate of return relative to our costs in order to operate profitably. We have not yet been able to do this. Our Email Encryption services operate in a developing market. While this business segment has begun to yield positive cash flow from operations, there are no assurances that it will yield sufficient cash flow to overcome the negative cash flow from the e-Prescribing segment and our corporate overhead costs. Furthermore, PocketScript, our e-Prescribing service, operates in an emerging market. There is no assurance that this market will develop sufficiently to enable us to operate our PocketScript business profitably. There is no assurance that any of our services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably.
     Failure to enter into additional or to maintain existing sponsorship agreements for our PocketScript e-Prescribing service and generate other revenue opportunities from PocketScript could harm our business.
     Our PocketScript business has incurred significant operating losses. Through March 31, 2006, significant orders for our PocketScript e-Prescribing service came from sponsorship agreements with healthcare payors. Under our payor-sponsorship business model, we deploy PocketScript to the end-user physician and provide the end-user physician a subscription to use the service in return for payments from the healthcare payor. These payments are in the form of guaranteed payments from the healthcare payor or contingent payments that are based on contractually specified performance metrics. In some cases, these contingent payments could represent a substantial portion of the revenue opportunity under the contract. Substantially all of the end-user physicians who are using the PocketScript service and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. Although we believe that physicians will pay to use the PocketScript service following the one year of service paid for by the healthcare payors or that healthcare payors will extend their sponsorship, there is no assurance that they will do so.
     In addition, we obtain revenue from prescription transaction fees from pharmacy benefit managers and others with respect to the electronic prescriptions processed through our e-Prescribing service. Increasing our active physician user base and increasing prescription transaction fees are critical to the success of our plan to achieve profitability in our e-Prescribing business.
     Failure to sign follow-on orders with additional healthcare payors from whom a significant portion of our revenues are received or sign new sponsorship agreements with other payors in the coming months, or generate significant revenue from contingent payments, or maintain and identify other revenue opportunities for our e-Prescribing service, such as add-on applications or prescription transaction fees, and/or new uses for the transaction data itself, will prevent us from achieving significant revenues from our e-Prescribing service.
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
     We incur significant up-front costs in connection with initially establishing our PocketScript e-Prescribing service with the physician users. Under our current business model, third-party payors typically pay all or a majority of the variable costs of initially establishing our e-Prescribing service, and a limited amount of the overhead costs associated with our e-Prescribing business. Our plan is to obtain additional revenues in the form of recurring annual subscription fees to use our e-Prescribing service, either paid by the third-party payors or the physicians. In addition, we must obtain additional revenues from prescription transaction fees to operate this line of business profitably. As our base of physician users grows through additional physicians subscribing to use our service and the retention of existing users, we hope to generate enough revenue to become profitable in this line of business. Increasing our physician user base and increasing prescription transaction fees are critical to the success of this plan.
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
     Our Zix-branded solutions and services are targeted to the Email Encryption services market. Our PocketScript business is targeted to the emerging market for electronic prescriptions. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, an increasing number of competitors have entered the market.
     There are many large, well-funded participants in the information technology security industry; however, few currently participate in the secure e-messaging services market in which our Email Encryption services compete. Our service offerings are focused on the secure communications market, including Email Encryption. Companies that compete with our Zix-branded Email Encryption business include content management and secure delivery companies, such as Tumbleweed Communications Corp., and other secure delivery participants, such as Voltage Security, PostX, PGP Corporation, Certified Mail, Authentica and Sigaba Corporation.
     In addition, we face competition from vendors of Internet server appliances, operating systems, networking hardware, network management solutions, and security software, many of which now, or may in the future, develop or bundle Email Encryption into their products.
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
     The evolving nature of the Email Encryption and e-Prescribing businesses require us to continually develop and introduce new and related solutions and services and to improve the performance, features, and reliability of our existing solutions and services, particularly in response to competitive offerings.
     We have under development new feature sets for our Email Encryption and e-Prescribing businesses. We may also introduce new services. The success of new or enhanced features and services depends on several factors — primarily market acceptance. We may not succeed in developing and marketing new or enhanced features and services that respond to competitive and technological developments and changing customer needs. This could harm our business.
     If the market for Email Encryption and e-Prescribing services and related services does not continue to grow, demand for our solutions and services will be adversely affected.
     The market for Email Encryption is a developing market. The market for e-Prescribing is an emerging market. Continued growth of the Email Encryption and e-Prescribing services markets will depend, to a large extent, on the market recognizing the need for secure electronic communications, such as Email Encryption and e-Prescribing. Failure of these markets to grow would harm our business.
     Future asset impairments could affect our financial results.
     On September 30, 2005, we sold our MyDocOnline service, Dr. Chart, a Web-based communication tool that connects healthcare providers and hospital-based laboratories by allowing doctors to initiate lab orders, check medical necessity compliance, and view results rapidly and accurately using a secure Internet connection. The sale of the Dr. Chart service resulted in ZixCorp recognizing a one-time, non-cash loss from the sale in the third quarter of 2005 totaling $4.8 million. The primary factor in determining the amount of the loss was the inclusion of the full amount of goodwill associated with the purchase of MyDocOnline, totaling $4.8 million.
     As of March 31, 2006, we have $2.2 million of goodwill on our balance sheet relating to the Email encryption segment. Goodwill is evaluated at least on an annual basis or whenever there is a reason to question if the goodwill values are impaired. We also have $3.8 million of property and other long-lived assets. The carrying value of these assets are evaluated whenever there is reason to question if the values are impaired. Future events could impact the valuation of goodwill and long-lived assets. It is possible that we may incur further charges for other asset impairments in the future as we evaluate the prospects of our various lines of business.
     Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and/or upgrade our systems to meet increased use, which would result in reduced revenues.
     While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point we may be required to materially expand and/or upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage on our network, particularly since we have significantly expanded our potential customer base by the growing use of our PocketScript service, which is supported by our ZixData Center. In addition, we may not be able to expand and/or upgrade our systems and network hardware and software capabilities in a timely manner to accommodate increased traffic on our network. If we do not timely and appropriately expand and/or upgrade our systems and network hardware and software, we may lose customers and revenues.
     Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our solutions and services.
     Our business depends on the uninterrupted operation of our data centers — currently, our ZixData Center located in Dallas, Texas; and the Austin, Texas, data center used for fail-over and business continuity services. We must protect these centers from loss, damage, or interruption caused by fire, power loss, telecommunications failure, or other events beyond our control. Any damage or failure that causes interruptions in our data centers’ operations could materially harm our business, financial condition, and results of operations.

     In addition, our ability to issue digitally-signed certified time-stamps and public encryption codes in connection with our Zix-branded solutions and services and to support the e-Prescribing service depends on the efficient operation of the Internet connections between customers and our data centers. We depend on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction.
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
     Secure messages sent through our ZixPort and ZixMessage Center messaging portals, in connection with the operation of our Email Encryption services, include personal healthcare information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network; and individual prescription histories transmitted through our e-Prescribing system and other personally identifiable healthcare information will reside in our secure data center network. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our Internet-related services.
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
     Our Zix-branded solutions and services and the e-Prescribing service employ, and future solutions and services may employ, public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption services using public key cryptography technology would be reduced or eliminated and such services could become unmarketable. This could require us to make significant changes to our services, which could damage our reputation and otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This or related publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.
     We depend on key personnel.
     We depend on the performance of our senior management team — including our Chairman, CEO, President and COO, Richard D. Spurr, and our Vice President of Finance and Administration, CFO, and Treasurer, Bradley C. Almond, and their direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain, and motivate these individuals. There are no binding agreements with any of our employees that prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain, and motivate key employees could harm our business.
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
     Exports of software solutions and services using encryption technology, such as our Email Encryption services, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our solutions and services to almost all countries, the list of countries to which our solutions and services cannot be exported could be revised in the future. Furthermore, some countries impose restrictions on the use of encryption solutions and services, such as ours. Failure to obtain the required governmental approvals would preclude the sale or use of our solutions and services in international markets.
     Furthermore, boards of pharmacy in the various states in which our e-Prescribing business operates regulate the process by which physicians write prescriptions. While regulations in the states in which this business currently operates generally permit the electronic writing of prescriptions, such regulations could be revised in the future. Moreover, regulations in states in which our e-Prescribing business does not currently operate may not be as favorable and may impede our ability to develop business in these states.
     The federal government has proposed regulations to create an exception to the prohibition on physicians’ referrals to healthcare entities with which they have financial relationships for certain electronic prescribing arrangements, to be codified at 42 C.F.R.

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
     Our stock price may be volatile.
     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last few years. As of April 13, 2006, there was a short position in our common stock of 3,188,720 shares, which may affect the volatility of our stock price.
     One investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.
     George W. Haywood and an IRA for the benefit of Mr. Haywood beneficially own approximately 9.5% of our outstanding common stock (measured as of May 1, 2006). Therefore, Mr. Haywood could exert substantial influence over all matters requiring approval by our shareholders, including the election of directors. Mr. Haywood’s interests may not be aligned with the interests of our other shareholders. This concentration of ownership and voting power may discourage or prevent someone from acquiring our business.
     We have a certain amount of debt and may be unable to service or refinance this debt, or servicing this debt may restrict cash available for our business operations, or complying with the covenants of the debt could restrict certain desired business actions.
     As of March 31, 2006, our total outstanding indebtedness, including capital leases, requires us to make payments totaling $8.0 million payable over the next two years, excluding interest. This level of debt could have negative consequences. For example, it could:
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

     The outstanding balance of our convertible promissory note was $5.0 million at May 1, 2006. Under the terms of our convertible note, the full amount outstanding may be converted by the holders at a current conversion price of $4.48 per share at May 1, 2006 (see Note 15 to the condensed consolidated financial statements). If fully converted at this price, we could be obligated to issue an additional 1,116,071 shares of our common stock. We have also issued warrants covering 2,389,610 shares of our common stock to the current and former holders of the convertible notes and the placement agent for the transaction. The shares issuable to noteholders (i) upon conversion of the outstanding principal amount of the convertible note or (ii) upon exercise of the associated warrants are subject to a cap imposed under the rules of The Nasdaq National Market. Accordingly, no additional shares may be issued to the remaining noteholders and only a limited amount of shares may be issued to the other former holder of our convertible note. We have agreed with these parties to seek shareholder approval at our 2006 annual meeting to issue additional shares to these parties. If the proposal to issue additional shares is successful, the holders could in the future choose to convert the remaining principal amount of the convertible note or exercise the warrants. In addition, in connection with the April 2006 private placement, we issued and sold additional warrants to purchase 6,156,600 shares of our common stock. Including all of these warrants, we have outstanding warrants and options, including options held by our employees, covering approximately 23 million shares of our common stock with exercise prices ranging from $1.42 to $57.60.
     In January 2004, we acquired substantially all of the assets and business of MyDocOnline, Inc., a subsidiary of Aventis Pharmaceuticals, Inc., and a provider of secure Web-based communications, disease management, and laboratory information solutions. In connection with the acquisition, Aventis Inc. loaned us $3.0 million, which amount may be prepaid by us at our discretion and is due and payable on March 15, 2007. The principal portion of the note may be re-paid, subject to certain limitations, at our option, using shares of our common stock (valued at the time of the re-payment). If re-paid using shares of our common stock on March 15, 2007, the note is payable at 90% of the principal amount owing. Using the closing price of our common stock on May 1, 2006, of $1.18 per share, the number of shares that would be issuable to pay 90% and 100% of the note principal would be 2,288,136 and 2,542,373 shares, respectively.
     The issuances of shares of common stock in respect of the convertible note and these warrants and options would result in a substantial voting dilution of our current shareholders. Any sales in the public market of the common stock issuable upon such conversion or redemption of the note or exercise of the warrants and options could adversely affect prevailing market prices of our common stock.
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
     We may have liability for indemnification claims arising from the sale of our Web Inspector, Message Inspector, and Dr. Chart® product lines.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

4.1	Securities Purchase Agreement, dated as of April 4, 2006, by and between Zix Corporation and the Purchasers listed on Schedule A thereto. Filed as Exhibit 4.1 to the Company’s Form 8-K, dated April 5, 2006, and incorporated herein by reference.

4.2	Form of Warrant to purchase shares of Common Stock of Zix Corporation. Filed as Exhibit 4.2 to the Company’s Form 8-K, dated April 5, 2006, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION

(Registrant)

Date: May 10, 2006	By: /s/ Bradley C. Almond

Bradley C. Almond
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer and Duly Authorized Officer)