Form 10-Q
period 2006-06-30
ZIX CORP
filed 2006-08-09
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006

Common Stock, par value $.01 per share	59,638,839

 i

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$19,569,000	$20,240,000
Restricted cash	—	5,100,000
Receivables, net	509,000	149,000
Prepaid and other current assets	1,421,000	1,845,000

Total current assets	21,499,000	27,334,000
Restricted cash	35,000	35,000
Property and equipment, net	3,100,000	3,652,000
Intangible assets, net	199,000	559,000
Goodwill	2,161,000	2,161,000
Deferred financing costs and other assets	87,000	374,000

	$27,081,000	$34,115,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$880,000	$1,313,000
Accrued expenses	3,496,000	3,749,000
Deferred revenue	7,988,000	7,087,000
Customer deposit	2,000,000	1,000,000
Capital lease obligations	40,000	165,000
Promissory note payable	2,437,000	—
Short-term note payable	115,000	268,000
Convertible promissory note payable	—	4,404,000

Total current liabilities	16,956,000	17,986,000
Long-term liabilities:
Deferred revenue	1,509,000	1,261,000
Derivative liabilities	3,231,000	—
Customer deposit	—	2,000,000
Promissory note payable	—	2,226,000
Deferred rent	349,000	245,000

Total long-term liabilities	5,089,000	5,732,000

	22,045,000	23,718,000

Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 61,966,020 issued and 59,638,839 outstanding in 2006 and 51,932,561 issued and 49,605,380 outstanding in 2005	620,000	519,000
Additional paid-in capital	314,959,000	308,461,000
Treasury stock, at cost; 2,327,181 common shares in 2006 and 2005	(11,507,000)	(11,507,000)
Accumulated deficit	(299,036,000)	(287,076,000)

Total stockholders’ equity	5,036,000	10,397,000

	$27,081,000	$34,115,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Services	$4,209,000	$3,199,000	$8,104,000	$6,497,000
Hardware	—	241,000	—	426,000
Software	—	9,000	—	109,000

Total revenues	4,209,000	3,449,000	8,104,000	7,032,000
Cost of revenues	3,090,000	3,508,000	6,465,000	7,399,000

Gross margin (loss)	1,119,000	(59,000)	1,639,000	(367,000)
Operating expenses:
Research and development expenses	1,626,000	1,535,000	3,221,000	3,510,000
Selling, general and administrative expenses	6,549,000	6,559,000	13,141,000	14,061,000
Customer deposit forfeiture	—	(960,000)	(1,000,000)	(960,000)
Gain on sale of product lines	—	—	—	(950,000)

Total operating expenses	8,175,000	7,134,000	15,362,000	15,661,000

Operating loss	(7,056,000)	(7,193,000)	(13,723,000)	(16,028,000)
Other (expense) income:
Investment and other income	294,000	143,000	511,000	286,000
Interest expense	(477,000)	(1,996,000)	(895,000)	(2,826,000)
Gain on derivative liabilities	2,930,000	—	2,930,000	—
Loss on extinguishment of convertible debt	(871,000)	—	(871,000)	—

Total other (expense) income	1,876,000	(1,853,000)	1,675,000	(2,540,000)

Loss before income taxes	(5,180,000)	(9,046,000)	(12,048,000)	(18,568,000)
Income tax benefit	94,000	131,000	88,000	81,000

Net loss	$(5,086,000)	$(8,915,000)	$(11,960,000)	$(18,487,000)

Basic and diluted loss per common share	$(0.09)	$(0.28)	$(0.22)	$(0.57)

Basic and diluted weighted average common shares outstanding	59,200,723	32,391,777	54,453,902	32,343,737

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 1, 2006	51,932,561	$519,000	$308,461,000	$(11,507,000)	$(287,076,000)	$10,397,000
Issuance of common stock and related warrants upon private investment (net of issuance costs)	9,930,000	100,000	4,449,000	—	—	4,549,000
Valuation of warrants issued to brokers of the private placement of common stock	—	—	199,000	—	—	199,000
Common stock issued to employees for compensation in lieu of cash	82,196	1,000	156,000	—	—	157,000
Common stock issued in lieu of cash for third-party services	21,263	—	30,000	—	—	30,000
Employee share-based compensation costs	—	—	1,440,000	—	—	1,440,000
Valuation of additional warrants issued relating to the convertible promissory notes payable	—	—	50,000	—	—	50,000
Valuation of beneficial conversion feature in convertible promissory note resulting from the private placement of common stock	—	—	459,000	—	—	459,000
Valuation of additional anti-dilutive warrants issued upon private placement of common stock	—	—	74,000	—	—	74,000
Valuation of additional warrants issued upon retirement of convertible promissory note	—	—	6,000	—	—	6,000
Reversal of unamortized valuation of beneficial conversion feature upon retirement of convertible promissory note	—	—	(365,000)	—	—	(365,000)
Net loss	—	—	—	—	(11,960,000)	(11,960,000)

Balance, June 30, 2006	61,966,020	$620,000	$314,959,000	$(11,507,000)	$(299,036,000)	$5,036,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(11,960,000)	$(18,487,000)
Non-cash items in net loss:
Depreciation and amortization	1,545,000	2,195,000
Amortization of debt discount / premium, financing costs and other	686,000	2,198,000
Value of additional warrants issued	10,000	—
Common stock issued to employees and non-employee in lieu of cash	187,000	243,000
Loss on extinguishment of convertible debt	871,000	—
Gain on derivative liabilities	(2,930,000)	—
Employee share-based compensation costs	1,440,000	—
Customer deposit forfeiture	(1,000,000)	(960,000)
Changes in deferred taxes	(87,000)	—
Common stock issued in lieu of cash interest payments	—	267,000
Non-employee stock-based compensation costs	—	119,000
Gain on sale of product line	—	(950,000)
Changes in operating assets and liabilities
Accounts receivable	(360,000)	234,000
Other assets	443,000	682,000
Accounts payable	(393,000)	(542,000)
Deferred revenue	1,149,000	1,820,000
Accrued and other liabilities	(205,000)	8,000

Net cash used by operating activities	(10,604,000)	(13,173,000)
Investing activities:
Purchases of property and equipment	(692,000)	(1,010,000)
Sales and maturities of marketable securities	—	16,000,000
Purchase of restricted cash investment	—	(38,000)
Proceeds from restricted cash investments	5,100,000	—
Proceeds from sale of product lines	—	2,309,000

Net cash provided by investing activities	4,408,000	17,261,000
Financing activities:
Proceeds from private placement of common stock	11,817,000	—
Payment of expenses relating to private placement of common stock	(814,000)	—
Payment of convertible debt	(5,000,000)	—
Payment of premium on convertible debt	(200,000)	—
Payment of short-term note payable, capital leases and other	(278,000)	(274,000)
Proceeds from exercise of stock options	—	3,000

Net cash provided (used) by financing activities	5,525,000	(271,000)

(Decrease) increase in cash and cash equivalents	(671,000)	3,817,000
Cash and cash equivalents, beginning of period	20,240,000	3,856,000

Cash and cash equivalents, end of period	$19,569,000	$7,673,000

See notes to condensed consolidated financial statements.
 v

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or “the Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2005 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.
2. Company Overview and Liquidity
     As of January 1, 2006, the Company operates two reporting segments, Email Encryption and e-Prescribing, which provide services that protect, manage and deliver sensitive electronic information and provide electronic prescribing at the point of care.
     Email Encryption is a comprehensive suite of secure messaging services, which allows an enterprise to use policy driven rules to determine which emails need to be sent securely in order to comply with regulations or corporate policy. Email Encryption is commonly referred to as Secure Messaging. e-Prescribing consists of a single product line named PocketScript. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology for better patient care at the point of delivery. The Company’s Email Encryption and e-Prescribing services are primarily offered as a hosted-service solution, whereby customers pay for annual service subscription contracts at the inception of the service period. These service solutions require a significant up-front investment to establish service and secure enough subscribers to make the business profitable.
     Prior to January 1, 2006, the Company was operated and managed as a single reporting segment.
Company History
     In 1999, the Company began developing and marketing Secure Messaging products and services that brought privacy, security and convenience to Internet users. ZixMail, a desktop solution for encrypting and securely delivering email, was first commercially introduced in the first quarter of 2001. In 2002, the Company began offering additional email encryption products such as:
•	ZixVPM (Virtual Private Messenger): an e-messaging gateway service that provides company-wide privacy protection for inbound and outbound email communications.

•	ZixAuditor: an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies.

•	ZixPort: a secure Web-messaging portal.
     In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise that provided electronic prescription services for the healthcare industry. This acquisition enabled the Company to expand its services into healthcare delivery solutions, specifically, the e-Prescribing marketplace. PocketScript is the cornerstone offering in the current e-Prescribing product segment.
     In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“(Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions, which enhanced the Company’s then-Secure Messaging product segment.
     In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA.

MyDocOnline offered a variety of Internet-based healthcare services and was a provider of secure Web-based communications, disease management, online doctor visits, and laboratory information solutions.
     Also in 2004, Secure Messaging was combined with the Message Inspector and Web Inspector products (“MI/WI”) and referred to as the eSecure product line and e-Prescribing was combined with the Dr. Chart product and referred to as the eHealth product line.
     In late 2004, the Company made a strategic decision to focus the Company’s resources and efforts towards the two “core products” of the then-Secure Messaging and e-Prescribing. Subsequently, on November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits, which was one of the products acquired in the MyDocOnline acquisition.
     On March 11, 2005, MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard (see Note 7).
     On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM (see Note 7).
     In early 2006, the eSecure product line was renamed Email Encryption and the eHealth product line was renamed e-Prescribing to reflect the single product focus in these two remaining core product lines.
     Due to the Company’s history of operating with spending in excess of customer receipts, liquidity is of special importance. To date, the Company’s cash flow from operations has not been sufficient to fund the Company’s on-going operations and the Company has relied on equity and debt financings to fund its operations. Essential to liquidity is the ability of the Company to achieve and retain subscriber bases in both core product offerings to overcome the costs of offering the service and become cash flow positive.
     The Company announced in the second quarter of 2006 that it was in the process of reducing its quarterly spending by a 15% reduction in workforce, principally in non-revenue-related headcount positions. Further, non-workforce costs would be reviewed and appropriate reductions in these cost areas would also be made with a 15% reduction target. On August 8, 2006, the Company announced that the targeted cost reductions would be increased from 15% to 25% by the end of 2006. As of August 1, 2006, the Company has taken actions to achieve roughly half of the planned cost reductions. The purpose of these reductions is to streamline the Company’s operating costs in order to strengthen the Company’s liquidity position by more closely matching its cost structure to short-term revenue opportunities.
     The Company cannot estimate the total costs to be incurred for one-time termination benefits resulting from the planned reduction in force. For the three-month and six-month periods ending June 30, 2006, the Company recorded one-time termination expenses of $345,000. As of June 30, 2006, $249,000 were accrued and are expected to be paid during the remainder of 2006, primarily in the third quarter. Further, these expenses were classified in the Company’s condensed consolidated statement of operations as follows: $3,000 for Cost of Revenues, $13,000 for Research & Development expenses and $329,000 for Selling, General and Administrative expenses. The impact of the severance expenses on the Company’s segments is as follows: $29,000 for Email Encryption, $138,000 for e-Prescribing and $178,000 for Corporate.
     Based on the Company’s size after the cost reduction actions taken in 2006 and current order and deployment rates as of June 30, 2006, the operating spending plus capital asset purchases for the next twelve months is projected to be $35,500,000 to $37,000,000. Using flat year-on-year order rates for Email Encryption, consistent renewal rates for subscribers, and an expectation of cash flow only from payors with whom the Company has a current relationship, cash receipt projections for the next twelve months are projected to be $23,500,000 to $24,500,000. These cash receipt projections, when combined with $19,569,000 unrestricted cash on hand at June 30, 2006 provide for an estimated $43,069,000 to $44,069,000 in cash available to fund the expected operational spending for the next twelve months.
     The Company believes it has adequate resources and liquidity to sustain operations for at least the next twelve months and is targeting cash flow improvements to augment its liquidity beyond that time, taking into account the following factors: relatively low contractual spending commitments over the next twelve months, historically high renewal rates for Email Encryption, continued growth in the Email Encryption business consistent with historical growth levels, increased mix of cash receipts attributable to the more profitable out years of contracts, the discretionary nature of the cash spend in excess of cash receipts in the emerging area of e-Prescribing and general flexibility of spending in other areas.
     As contractual cash collections and expected increases in cash sources are not always certain, the Company has some ability to adjust cash spending to react to any shortfalls in actual cash collections or to adjust spending in certain investment areas should cash receipts make that possible or, if warranted and if the terms are acceptable, with additional external financing, receipts from exercised stock options and warrants of the Company’s common stock or strategic partnerships. However, operating in emerging and developing markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements in operating performance. Beyond the twelve months beginning July 1, 2006, and should business results not have improved sufficiently as projected, the Company could have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the current price of the Company’s common stock. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued improvement in Email Encryption will ultimately be the most significant operational determinants of liquidity.
3. Revenue and Significant Customers
     The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements.
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
     The Email Encryption services of ZixMail, ZixVPM, ZixPort, and ZixDirect are subscription-based services. In the first six months of 2005, subscription-based services also included Dr. Chart. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenue ratably over the subscription period.
     On September 30, 2005, the Dr. Chart product line was sold to MITEM. This product line was acquired in January 2004 through the acquisition of MyDocOnline, Inc. For the three and six-month periods ended June 30, 2005, Dr. Chart product line contributed $125,000 and $195,000 in revenue, respectively (see Note 7).
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
     On March 11, 2005, the MI/WI product lines were sold to CyberGuard. For the three and six-month periods ended June 30, 2005, MI/WI contributed $9,000 and $646,000 in revenue, respectively (see Note 7).
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
     For the three months ended June 30, 2006 and 2005, Blue Cross and Blue Shield of Massachusetts, Inc., an e-Prescribing customer, accounted for approximately 10% ($425,000) and 21% ($711,000) of total revenues, respectively. No other single customer accounted for 10% or more of the Company’s total revenues for the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, Blue Cross and Blue Shield of Massachusetts, Inc., an e-Prescribing customer, accounted for approximately 10% ($784,000) and 20% ($1,385,000) of total revenues, respectively. No other single customer accounted for 10% or more of the Company’s total revenues for the six months ended June 30, 2006 and 2005.
4. Segment Information
     As of January 1, 2006, the Company began to manage its business in two reportable segments: Email Encryption and e-Prescribing as discussed in Note 2.
     The Company’s Chief Executive Officer is the chief operating decisions maker (“CODM”) in assessing the performance of each segment and determining the related allocation of resources.
     To determine the allocation of resources the CODM generally assesses the performance of each segment based on revenue, gross margin, and direct expenses which include research and development expenses and selling and marketing expenses that are directly attributable to the segments. Most assets and most corporate costs are not allocated to the segments and are not used to determine resource allocation. Any transactions that are considered a one-time occurrence or not likely to be repeated in future periods are excluded from the CODM’s assessments. The accounting policies of the reportable segments are the same as those applied to the condensed consolidated financial statements.
     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment. In addition, corporate also includes the revenues and direct costs of products that have been sold or otherwise discontinued by the Company. In 2005, the Company sold two product lines: MI/WI and Dr. Chart (see Note 7). These products contributed $134,000 and $841,000 of revenue in the three and six months ended June 30, 2005, respectively.
     Prior to January 1, 2006, the Company was operated and managed as a single reporting unit. Amounts shown below for any period prior to January 1, 2006, are estimations prepared for comparative purposes only.

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
	Email	e-			Email	e-
	Encryption	Prescribing	Corporate	Total	Encryption	Prescribing	Corporate	Total
Revenues	$3,369,000	$840,000	$—	$4,209,000	$2,434,000	$881,000	$134,000	$3,449,000
Cost of revenues	1,319,000	1,771,000	—	3,090,000	1,350,000	1,731,000	427,000	3,508,000

Gross margin (loss)	2,050,000	(931,000)	—	1,119,000	1,084,000	(850,000)	(293,000)	(59,000)
Direct expenses	2,897,000	2,745,000	—	5,642,000	3,059,000	2,273,000	240,000	5,572,000

Segment (loss)	(847,000)	(3,676,000)	—	(4,523,000)	(1,975,000)	(3,123,000)	(533,000)	(5,631,000)
Unallocated (expense) / income
Marketing, general and administrative expense	—	—	(2,533,000)	(2,533,000)	—	—	(2,522,000)	(2,522,000)
Customer deposit forfeiture	—	—	—	—	—	—	960,000	960,000
Gain on derivatives	—	—	2,930,000	2,930,000	—	—	—	—
Loss on extinguishment of debt	—	—	(871,000)	(871,000)	—	—	—	—
Investment and other income	—	—	294,000	294,000	—	—	143,000	143,000
Interest expense	—	—	(477,000)	(477,000)	—	—	(1,996,000)	(1,996,000)

Total	—	—	(657,000)	(657,000)	—	—	(3,415,000)	(3,415,000)

Loss before income taxes	$(847,000)	$(3,676,000)	$(657,000)	$(5,180,000)	$(1,975,000)	$(3,123,000)	$(3,948,000)	$(9,046,000)

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
	Email	e-			Email	e-
	Encryption	Prescribing	Corporate	Total	Encryption	Prescribing	Corporate	Total
Revenues	$6,702,000	$1,402,000	$—	$8,104,000	$4,477,000	$1,714,000	$841,000	$7,032,000
Cost of revenues	2,785,000	3,680,000	—	6,465,000	2,664,000	3,531,000	1,204,000	7,399,000

Gross margin (loss)	3,917,000	(2,278,000)	—	1,639,000	1,813,000	(1,817,000)	(363,000)	(367,000)
Direct expenses	5,723,000	5,468,000	—	11,191,000	6,115,000	4,932,000	950,000	11,997,000

Segment (loss)	(1,806,000)	(7,746,000)	—	(9,552,000)	(4,302,000)	(6,749,000)	(1,313,000)	(12,364,000)
Unallocated (expense) / income
Marketing, general and administrative expense	—	—	(5,171,000)	(5,171,000)	—	—	(5,574,000)	(5,574,000)
Gain of sales of product line	—	—	—	—	—	—	950,000	950,000
Customer deposit forfeiture	—	—	1,000,000	1,000,000	—	—	960,000	960,000
Gain on derivatives	—	—	2,930,000	2,930,000	—	—	—	—
Loss on extinguishment of debt	—	—	(871,000)	(871,000)	—	—	—	—
Investment and other income	—	—	511,000	511,000	—	—	286,000	286,000
Interest expense	—	—	(895,000)	(895,000)	—	—	(2,826,000)	(2,826,000)

Total	—	—	(2,496,000)	(2,496,000)	—	—	(6,204,000)	(6,204,000)

Loss before income taxes	$(1,806,000)	$(7,746,000)	$(2,496,000)	$(12,048,000)	$(4,302,000)	$(6,749,000)	$(7,517,000)	$(18,568,000)

     Revenues from international customers and long-lived assets located outside of the United States are not material to the condensed consolidated financial statements.
     As mentioned above, the Company does not allocate resources based on assets; however, for disclosure purposes total assets by segment are shown below. Assets reported under each segment include only those that provide a direct and exclusive benefit to that segment. Assets assigned to each segment include accounts receivable and related allowances, prepaid and other assets, certain property and equipment and related accumulated depreciation, goodwill, and intangible assets and related accumulated amortization. All other corporate and shared assets are recorded under “Corporate.”

	June 30, 2006				December 31, 2005
	Email	e-			Email	e-
	Encryption	Prescribing	Corporate	Total	Encryption	Prescribing	Corporate	Total
Total assets	$3,315,000	$1,240,000	$22,526,000	$27,081,000	$3,969,000	$1,436,000	$28,710,000	$34,115,000

5. Stock Options and Stock-based Employee Compensation
     Below is a summary of common stock options outstanding at June 30, 2006:

	Authorized	Options	Options	Available
	Shares	Outstanding	Vested	for Grant
Employee and Director Stock Option Plans:
1990 Stock Option Plan	345,045	2,500	2,500	—
1992 Stock Option Plan	450,000	65,666	65,666	—
1995 Long-term Incentive Plan	1,825,000	1,340,000	948,333	—
1996 Director’s Stock Option Plan	225,000	60,000	60,000	—
1999 Director’s Stock Option Plan	975,000	826,153	770,625	—
2001 Stock Option Plan	2,525,000	1,751,892	878,232	307,198
2001 Employee Stock Option Plan	300,000	215,770	172,311	40,683
2003 New Employee Stock Option Plan	500,000	463,000	344,233	37,000
2004 Stock Option Plan	3,200,000	1,767,795	553,785	1,432,205
2004 Director’s Stock Option Plan	300,000	270,833	160,208	29,167
2006 Director’s Stock Option Plan	750,000	194,190	16,183	555,810
Cook Employee Transferred Options	807,127	18,000	18,000	—

Total employee and director stock option plans	12,202,172	6,975,799	3,990,076	2,402,063
Executive Stock Option Agreements:
John A. Ryan, former Chairman and CEO	1,000,000	1,000,000	1,000,000	—
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	517,045	—
Other executive stock option agreements	450,000	158,665	158,665	—

Total executive stock option agreements	2,100,000	1,808,665	1,675,710	—
Other stock option agreements	70,000	70,000	70,000	—

Total	14,372,172	8,854,464	5,735,786	2,402,063

     Under all of the Company’s stock option plans, new shares are issued when options are exercised.
  Employee and Director Stock Option Plans
     The Company has non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. The exercise price of options granted under these plans are generally not less than the fair market value at the date of grant and, subject to termination of employment, generally expire ten years from the date of grant. Employee options generally vest in installments over three years. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At June 30, 2006, 2,402,063 shares of common stock were available for future grants under the Company’s stock option plans.
     Cook Employee Transferred Options - During 2000 and 2001, David Cook, founder of the Company, reallocated vested options to acquire 807,127 shares of the Company’s common stock to certain of the Company’s employees and a director. These reallocated options have a five-year term and are fully vested. As of June 30, 2006, 18,000 options remain outstanding with an exercise price of $7.00 per share. Non-cash compensation expense of $16,815,000 was recognized over the vesting periods from 2000 to 2002, representing the intrinsic value of the reallocated options based upon the difference between the fair market value of the Company’s common stock on the dates the options were reallocated and the respective option exercise prices.
  Executive Stock Option Agreements:
     John A. Ryan - In November 2001, Mr. John A. Ryan was appointed chairman, president and chief executive officer of the Company. Mr. Ryan received options to acquire 1,000,000 shares of ZixCorp common stock at an exercise price of $5.24 per share that became fully vested in November 2003, and all were still outstanding on June 30, 2006. Mr. Ryan resigned as Chief Executive Officer and Chairman of the Board in February and October 2005, respectively.
     Richard D. Spurr - In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vests quarterly through January 2007 on a pro rata basis. The options automatically vest 100% in the event of a change in control of the Company. At June 30, 2006, all 650,000 options were still outstanding. Mr. Spurr was appointed Chief Executive Officer in March 2005, and Chairman of the Board in February 2006.
     Other Executive Stock Option Agreements - In 2001 and 2002, options to purchases 450,000 shares of common stock were granted to key company executives. The options have exercise prices ranging from $4.96 to $5.25 and became fully vested in March 2005. At June 30, 2006, 158,665 options remain outstanding.
  Other Stock Option Agreements:
     From time to time the Company may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At June 30, 2006, options outstanding to non-employees were 310,000, of which 240,000 were granted from employee or director stock option plans and the remaining 70,000 issued under other stock option agreements.
  Accounting Treatment
     On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after January 1,

2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the condensed consolidated financial statements as of June 30, 2005, and for the three and six months then ended have not been restated to reflect the impact of SFAS 123(R).
     For the three and six months ended June 30, 2006, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $673,000 and $1,440,000, respectively. This amount includes (i) compensation expense related to stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and (ii) compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The incremental stock-based compensation expense caused loss before taxes and net loss to increase by $673,000 and $1,440,000 and the basic and diluted net loss per share to increase by $0.01 and $0.03 per share for the three and six months ended June 30, 2006, respectively.
     For the three and six months ended June 30, 2006, the total stock-based compensation expense was recorded to the following line items of the Company’s condensed consolidated statement of operations:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of revenues	$30,000	$63,000
Research and development expenses	26,000	58,000
Selling, general and administrative expenses	617,000	1,319,000

Stock-based compensation expense	$673,000	$1,440,000

     There were no stock option exercises for the six months ended June 30, 2006; therefore, no excess tax benefits were recorded. A deferred tax asset totaling $547,000, resulting from stock-based compensation expense recognized in the first six months of 2006, was recorded and $518,000 of that total, which relates to stock option compensation costs for U.S. employees, was fully reserved as of June 30, 2006, because of the Company’s historical net losses for its United States operations. The difference of $29,000, which relates to stock option compensation costs for Canadian employees, was recognized as an income tax benefit on the income statement for the period.
     SFAS 123(R) requires the Company to calculate the pool of excess tax benefits, or the APIC (additional paid-in capital) pool, available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. Pursuant to the provisions of FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, the Company adopted the alternative method for determining the tax effects of share-based compensation, which among other things, provides a simplified method for estimating the beginning APIC pool balance.
     Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and earnings per share had compensation expense for employee stock-based awards been recorded in the in the three and six-month periods ended June 30, 2005, based on the fair value method under FAS 123:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(8,915,000)	$(18,487,000)
Deduct pro forma stock compensation expense computed under the fair value method	(1,601,000)	(3,362,000)

Pro forma net loss	$(10,516,000)	$(21,849,000)

Basic and diluted loss per common share:
As reported	$(0.28)	$(0.57)

Pro forma	$(0.32)	$(0.68)

     During the first quarter of 2006 and with shareholder approval, the Company extended the contract life of 306,143 options held by one former director. As a result of this modification, the Company recognized an additional compensation expense of $34,000 in the period.
     As of June 30, 2006, there was $2,950,000 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.13 years.

     The Company used the BSOPM to determine the fair value of option grants made during the first and second quarters of 2006 and 2005. The Company estimated the average holding period of vested options to be two years from the vesting period (1.6 years) for options granted before 2006, but used the “simplified” method per SEC Staff Accounting Bulletin No. 107, Share Based Payment, to calculate the estimated life of options granted to employees subsequent to December 31, 2005. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over the past six years. The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.95%	3.45%	4.62%	3.22%
Expected option life	5.5 years	3.6 years	5.8 years	3.6 years
Expected stock price volatility	92.2%	95.1%	95.6%	97.3%
Expected dividend yield	—	—	—	—
Fair value of options granted	$0.68	$2.03	$1.24	$2.47
  Stock Option Activity
     The following is a summary of all stock option transactions for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	7,595,415	$7.03
Granted at market price	15,000	$1.93
Granted above market price	2,161,373	$2.87
Cancelled or expired	(917,324)	$6.20
Exercised	—	$—

Outstanding at June 30, 2006	8,854,464	$6.09	6.81	$—

Options exercisable at June 30, 2006	5,735,786	$7.27	5.98	$—

     At June 30, 2006, the Company had no stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. Therefore, the intrinsic value is zero on all options.
     The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $0.68 and $1.24, respectively. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2005 was $2.03 and $2.47, respectively. A significant factor in the difference between the 2006 and 2005 valuations is the Company’s 2006 practice of granting options with exercise prices in excess of the market price of the Company’s common stock on the date of grant. The total intrinsic value of options exercised during the three and six months ended June 30, 2006, and 2005, was not material in either period.
  Common Stock Issued in Lieu of Cash
     In the third quarter of 2003, the Company implemented a program whereby non-executive employees were paid certain incentive compensation, such as commissions, with Company common stock rather than cash. This program was authorized to grant 600,000 shares in-lieu of compensation. In May 2005, shareholders approved an additional 500,000 shares for this program, which was expanded to include executive incentive pay as well. In June 2006, shareholders approved an additional 500,000 shares for this program. At June 30, 2006, a total of 980,328 shares of common stock had been granted under the program. During the three and six months ended June 30, 2006, the Company granted unrestricted shares of common stock of 8,739, and 103,459, respectively, under this program. The common stock granted under this program had a weighted average fair value of $1.19 per share and $1.78 per share for the three and six months ended June 30, 2006, respectively. The Company valued this stock at the fair value on the date of grant. For the three and six months ended June 30, 2006 and 2005, the Company incurred non-cash expense relating to common stock issue in lieu of cash consisting of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Common stock issued to employees for compensation in lieu of cash	$—	$243,000	$157,000	$243,000
Stock granted to third parties	10,000	—	30,000	—

Total	$10,000	$243,000	$187,000	$243,000

6. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and noncash activities:

	Six Months Ended June 30,
	2006	2005
Cash paid for interest	$259,000	$298,000

Cash paid for income tax	$42,000	$294,000

Noncash investing and financing activities:
Assets acquired on capital lease	$—	$160,000

Issuance of note receivable relating to the sale of Message Inspector and Web Inspector product lines (Note 7)	$—	$1,435,000

Revaluation of warrants resulting from restructure of convertible promissory notes payable (Note 12)	$—	$(375,000)

Accrued expenses relating to private placement of common stock (Note 13)	$94,000	$—

Valuation of beneficial conversion, net of subsequent reversal (Note 12)	$94,000	$2,518,000

Accrued expenses related to fixed asset purchases	$40,000	$—

Assets sold to customers as part of their subscription service	$19,000	$—

Value of additional warrants issued (Note 12)	$130,000	$—

Insurance premiums financed by short-term note payable	$—	$84,000

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
     As of the date of filing this report on Form 10Q, MITEM had not made any payments on the promissory note. The promissory note was fully reserved at the time of the sale and no value was assigned to the warrants received. Therefore, gains could be recorded in future periods should payments on the note receivable be received. The Company is working with MITEM to agree to revised payment terms of the note receivable; however, the outcome of the discussions and the eventual resolution of the note receivable is not known at this time.
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

     Revenues for the Dr. Chart product line were $125,000 and $195,000 for the three and six months ended June 30, 2005. Dr. Chart did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, its results of operations are included in income from operations in the consolidated statements of operations.
     The Company also agreed to provide customary indemnification to MITEM for breaches of representations and warranties, covenants and other specified matters. The Company has evaluated this indemnification and determined that no accrual is necessary.
  Sale of Web Inspector and Message Inspector Product Lines
     On March 11, 2005, the Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation for $3,244,000 net of transactions fees of $317,000, consisting of $2,126,000 in cash and a $1,500,000 note receivable with no stated interest rate. The note receivable was recorded at its present value of $1,435,000 using an imputed interest rate of 9%. This is estimated to approximate the rate which would have resulted if an independent borrower and an independent lender had negotiated a similar transaction under comparable terms and conditions. The resulting discount was amortized into interest income over the term of the note. CyberGuard paid the note in full in 2005.
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

     In the quarter ended September 30, 2005, the Company agreed to transfer an additional $85,000 of deferred revenue to CyberGuard resulting in a total gain on the sale of MI/WI of $1,035,000 for the year ended December 31, 2005.
     Revenues for the MI/WI product lines were $9,000 and $646,000 for the three and six months ended June 30, 2005. MI/WI did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, their results of operations are included in income from operations in the consolidated statements of operations.
     The Company also agreed to provide customary indemnification to CyberGuard for breaches of representations and warranties, covenants and other specified matters. The Company has evaluated this indemnification and determined that no accrual is necessary.
8. Restricted Cash
     Current and noncurrent restricted cash of $5,135,000 at December 31, 2005, relates primarily to a debt covenant on the convertible promissory note payable requiring the Company to maintain a minimum of $5,000,000 on deposit. This note was retired in June 2006 using the restricted cash balance (see Note 12). The remaining noncurrent restricted cash balance at June 30, 2006, of $35,000 relates to a Letter of Credit given as a security deposit on one of the Company’s office leases.
9. Accounts Receivable

	June 30,	December 31,
	2006	2005
Gross trade accounts receivable	$3,882,000	$3,136,000
Allowance for returns and doubtful accounts	(89,000)	(35,000)
Billed but unpaid portion of deferred revenue	(3,596,000)	(2,969,000)

Trade receivables, net	197,000	132,000
Taxes receivable	301,000	—
Other receivable	11,000	17,000

Total receivables, net	$509,000	$149,000

     The above “Billed but unpaid portion of deferred revenue” is a reduction for future customer service or maintenance obligations which are invoiced but unpaid as of the respective balance sheet dates. Deferred revenue in current and long-term liabilities represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.
     No single customer accounted for 10% or more of gross trade accounts receivable at June 30, 2006 or December 31, 2005.
10. Intangible Assets and Goodwill
     At June 30, 2006, the Company’s intangible assets, all of which are subject to amortization, were comprised of developed technology, which resulted from the third quarter 2003 acquisition of PocketScript and the first quarter 2004 acquisition of MyDocOnline.

	June 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed technology	$2,034,000	$1,835,000	$199,000	$2,034,000	$1,475,000	$559,000

     The weighted average useful life for developed technology is three years as of June 30, 2006 and 2005. Amortization expense relating to intangible assets totaled $180,000 and $360,000 for the three and six months ended June 30, 2006, and $288,000 and $732,000 for the three and six months ended June 30, 2005, respectively.
     The expected future intangible amortization expense is as follows:

Six months ended December 31, 2006	$176,000
2007	23,000

Total	$199,000

     At June 30, 2006, and December 31, 2005, the Company had recorded goodwill totaling $2,161,000 which was originally recorded with the acquisition of Elron Software in the third quarter 2003 and is assigned to the Email Encryption segment. Goodwill of $2,161,000 was included in the carrying value of assets sold to CyberGuard in the sale of the Message Inspector and Web Inspector product lines (see Note 7). Goodwill of $4,797,000 was included in the carrying value of assets sold to MITEM in the sale of the MyDocOnline product line (see Note 7). The Company evaluates its goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There has been no impairment indicators to the goodwill recorded as of June 30, 2006.
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
     Since the Company’s services to be provided to Sanofi-Aventis were not fully defined, the $4,000,000 payment was recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Sanofi-Aventis by the dates outlined above, the deposit will be forfeited on an annual basis and ZixCorp will recognize the forfeiture as a reduction of operating expenses. The Company is required to return to Sanofi-Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company; in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law; in the event the Company files for bankruptcy; or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of June 30, 2006, the Company has provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement which was recognized as revenue in 2004.
     Sanofi-Aventis has not requested any additional services through June 30, 2006, other than the $40,000 noted above. As such, $960,000 was forfeited by Sanofi-Aventis in the second quarter of 2005 and an additional $1,000,000 was forfeited in the first quarter of 2006. Both forfeitures are reported as customer deposit forfeitures and reduced non-cash operating expenses in the respective quarters. The Company believes that the forfeitures of deposit are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. The eventual disposition of the remaining customer deposit, $2,000,000 required to be used before January 30, 2007, is not known at this time.
12. Notes Payable
     Total notes payable at June 30, 2006 are as follows:

					Additional
					Discount
					from
					Warrants
				December 31,	and	Discount		June 30,
	Stated	Effective		2005,	Beneficial	Amortization /		2006,
	Interest	Interest		Net	Conversion	Reversal /	Payments	Net
	Rate	Rate	Term	Book Value	Feature	Write-off	Made	Book Value
Convertible promissory note payable	8.22%	37.41%	NA	$4,404,000	$(573,000)	$1,169,000	$(5,000,000)	$—
Promissory note payable	4.50%	11.00%	2007	2,226,000	—	211,000	—	2,437,000
Short-term promissory notes	6.99%	6.99%	2006	268,000	—	—	(153,000)	115,000

Total notes payable				$6,898,000	$(573,000)	$1,380,000	$(5,153,000)	$2,552,000

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
     The Company incurred approximately $1,598,000 of financing costs associated with the original issuance of the convertible notes payable. This amount was deferred and amortized over the life of the notes using the effective interest method.
     In April 2005, the Company entered into amendments with the Investors to restructure the original purchase agreements signed in November 2004.
     Accounting treatment of the amended convertible promissory notes payable - The amended convertible promissory notes payable were valued by an independent third party who reassessed the value of the 1,000,000 initial warrants issued with the notes at $2,225,000 using a binomial model calculation.
     The Company accounted for the notes and related warrants using the provisions of EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock and Accounting Principles Board (“APB”) No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Under the provisions of EITF 00-19 the notes were recorded as a liability as they do not meet the requirements of being accounted for as equity. Under the provisions of No. APB 14, the proceeds received from the notes were allocated between the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at the time the notes were amended, the total discount on the convertible notes payable as of April 2005, was $2,086,000. This balance was amortized to interest expense using the effective interest method over the then-remaining term of the notes.
     The amended notes also contained a “beneficial conversion feature” resulting from the stock redemption being valued at the daily volume weighted average price less 10%. Per EITF Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion

Features of Contingently Adjustable Conversion Features and EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, the beneficial conversion feature is valued using the intrinsic value method based on the net book value of the amended notes after all discounts are taken into effect. Using this approach, the intrinsic value of the beneficial conversion feature was calculated to be $2,518,000. This amount was allocated to the discount against the notes and additional paid-in capital in 2005. This balance was fully amortized to interest expense using the effective interest method through December 31, 2005, the date of the last payment to which the beneficial conversion feature was applicable.
     The Company incurred approximately $287,000 of costs in relation to the amendments to the convertible promissory notes. These costs were recorded as a period expense in the first quarter of 2005. However, the remaining unamortized balance of the financing costs incurred in relation to the issuance of the initial notes on November 2, 2004, continued to be reported as a deferred financing cost asset and amortized over the then-remaining life of the amended notes using the effective interest method.
     2005 payment activity on the convertible promissory notes payable: Through a series of transactions beginning in May 2005, the Company made all required note payments ($10,000,000) using a combination of common stock ($8,409,000) and cash ($1,951,000). In accordance with the terms of the amended agreement, the Company issued 145,032 warrants equaling 70% of the common stock that would be issued to the investor to retire that portion of the principal paid in cash at $5.38 per share. These warrants were valued at $47,000 using the Black-Scholes Option Pricing Model.
     On December 30, 2005, the Company transacted an early extinguishment of 50% of the remaining outstanding balance of the convertible promissory notes payable ($5,000,000). As part of the partial debt extinguishment the Company paid the 5% early payment premium and all accrued interest. Additionally, per the amended terms of the notes, 650,558 warrants were issued equaling 70% of the common stock that would be issued to the investor to retire that portion of the principal paid in cash at $5.38 per share. These warrants were valued at $100,000 using the BSOPM.
     After all payments were made on the convertible promissory notes payable, the principal balance of the remaining note was $5,000,000, excluding any unamortized discounts, as of December 31, 2005.
     2005 and first quarter 2006 adjustments to the stock conversion price and warrant exercise price – The amended convertible promissory notes payable had certain weighted average anti-dilution clauses that adjust the debt conversion and warrant exercise price if the Company issued common stock below $6.00 per share. In the third quarter of 2005, the Company raised net proceeds of $24,201,000 through a private placement of common stock. As a result of this action, the number of warrants originally granted under the convertible promissory notes on November 2, 2004, increased from 1,000,000 to 1,115,244 and the exercise price of those warrants decreased from $6.00 per share to $5.38 per share. The conversion price of the convertible promissory note payable was also adjusted from $6.00 per share to $5.38 per share. The 115,244 additional warrants were valued at $153,000 using the BSOPM and recorded as additional discount on the convertible promissory note payable in 2005.
     In the first quarter 2006, the Company issued under the anti-dilution clauses of the amended notes an additional 51,053 warrants valued at $50,000 using the BSOPM and the exercise price on the warrants declined from $5.38 to $5.24. This action also caused the conversion price on the existing note payable to decrease from $5.38 to $5.24. Of the $50,000 value of the warrants, $10,000 was recorded as interest expense as 21,257 of the warrants related to 2005 payment activity. The remaining $40,000 was recorded as additional discount on the convertible promissory note, interest expense and additional paid-in capital.
     Of the total additional warrants issued in the first quarter of 2006 (51,053), 12,550 were allocated to the various warrant tranches that were re-priced during 2005 based on the terms of the amended notes.
     Second quarter 2006 convertible promissory note payable and related warrant activity – As discussed further in Note 13, in April 2006, the Company issued 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock to various investors in a private placement transaction. Additional warrants for the purchase of 198,600 shares of common stock were issued to the underwriters of the private placement. The private placement had the following impacts on the warrants relating to the convertible promissory notes payable:
•	Per anti-dilution terms included in the amended convertible promissory notes payable, the Company issued additional warrants to purchases 264,718 shares of common stock. These warrants expire on the following schedule: 22% in November 2006 and 2007, 10% in November 2008 and 47% in November 2009. The additional warrants were valued at $74,000 using the BSOPM and recorded as discount against the outstanding note and amortized to interest expense using the effective interest method.

•	The exercise prices of the warrants relating to the convertible promissory notes payable were reduced from a range of $1.44 to $5.24 to a range of $1.42 to $4.47.

•	The conversion price of the outstanding convertible promissory notes payable was reduced from $5.24 per share to $4.47 per share. The reduced conversion price caused the Company to record the intrinsic value of a beneficial conversion feature as the adjusted conversion price was reset to a price below the market price of the Company’s stock on the date the notes were originally issued (November 2, 2004). The intrinsic value of the adjusted conversion price is $459,000 and was recorded as additional discount on the remaining convertible promissory note payable and was amortized to interest expense using the effective interest method.
     On June 23, 2006, the Company and the remaining note holder agreed on terms for early extinguishment of the remaining $5,000,000 convertible promissory note payable. Based on the terms of the early extinguishment agreement the following actions were taken:
•	The Company retired the full $5,000,000 using restricted cash and paid a $200,000 early payment premium plus accrued interest for a total payoff amount of $5,259,000.

•	In accordance with the terms of the note, the Company issued warrants to the note holder to purchase an additional 782,998 shares of common stock at $4.47 per share. 50% of these warrants expire in November 2006 and 50% expire in November 2007. These warrants were valued at $6,000 using the BSOPM.
     Upon repayment of the convertible promissory note payable the Company wrote-off all unamortized discounts and deferred financing costs against the loss on extinguishment of debt. The total loss on extinguishment of debt was $871,000 and consisted of the following:

Early payment premium	$200,000
Write-off of unamortized discount	449,000
Write-off of unamortized financing costs	216,000
Value of warrants issued upon extinguishment	6,000

Loss on extinguishment of debt	$871,000

     The unamortized portion of the beneficial conversion feature recorded as a result of the April 2006 private placement of common stock was $365,000 on June 23, 2006. As the beneficial conversion feature could no longer be exercised at the time the convertible promissory note was repaid, the remaining $365,000 balance was reversed out of additional paid-in capital and discount on notes payable.
     Below is a summary of the outstanding warrants relating to the convertible promissory notes payable on June 30, 2006 (this table is not a summary of all warrants outstanding as of June 30, 2006, only those associated with the convertible promissory notes payable):

	December 31, 2005			March 31, 2006			June 30, 2006
			Additional		Adjusted	Additional		Adjusted
	Warrants	Exercise	Warrants	Warrants	Exercise	Warrants	Warrants	Exercise
Warrant Grants:	Outstanding	Price	Issued	Outstanding	Price	Issued	Outstanding	Price
Convertible promissory notes payable, initial warrants	450,422	$5.38	—	450,422	$5.24	241,120	691,542	$4.47
Re-pricing of initial warrants, Sept 23, 2005	118,672	2.15	1,942	120,614	2.15	9,698	130,312	1.99
Re-pricing of initial warrants, Oct 28, 2005	87,442	1.82	1,432	88,874	1.82	5,168	94,042	1.72
Re-pricing of initial warrants, Dec 1, 2005	125,914	1.69	3,364	129,278	1.69	5,586	134,864	1.62
Re-pricing of initial warrants, Dec 9, 2005	217,550	1.44	5,812	223,362	1.44	3,146	226,508	1.42
Additional warrants issued due to repricing for 2005 Private Placement	115,244	5.38	17,246	132,490	5.24	—	132,490	4.47
Additional warrants issued due to 2005 cash payments on convertible promissory notes payable	795,590	5.38	21,257	816,847	5.24	—	816,847	4.47
Additional warrants issued due to 2006 cash payments on convertible promissory notes payable	—	—	—	—	—	782,998	782,998	4.47
Warrants issued to the broker in conjunction with the note issuance	166,667	6.00	—	166,667	6.00	—	166,667	6.00

Total	2,077,501		51,053	2,128,554		1,047,716	3,176,270

     Effective yield and interest expense – After all discounts, stated interest, payment premiums, issuance of warrants, beneficial conversion features and financing costs are taken into account, the effective yield on the amended convertible notes payable is 28.30%. The effective yield increases to 37.41% when the loss on early extinguishment of debt, recorded in 2005 and 2006, is included in the calculation. The total interest expense relating to the convertible promissory notes payable is $365,000 and $671,000 for the three and six months ended June 30, 2006, respectively, and includes the stated interest expense, discount amortization, premium accretion, issuance of warrants and deferred financing cost amortization. The total interest expense relating to the convertible promissory notes payable for the corresponding periods in 2005 was $1,890,000 and $2,618,000, respectively.
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
     Concurrent with the issuance of the note payable to Sanofi-Aventis, the Company issued warrants to purchase 145,853 shares of its common stock, all of which were outstanding at June 30, 2006. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company.
  Short-term Note Payable
     In December 2005, the Company entered into an 11-month note with Cananwill, Inc. totaling $282,000 to finance the Company’s 2006 insurance requirements. The note matures in November 2006 and has a stated rate of interest of 6.99%. Interest and principal payments are made on a monthly basis.
13. April 2006 Private Placement of Common Stock
     On April 5, 2006, the Company sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock. The units were sold for a purchase price of $1.19 per unit. Total proceeds from the transaction were $11,817,000 (net proceeds to the Company were $10,909,000 after $814,000 of cash transaction costs and $94,000 of accrued transaction costs). The Company intends to use the net proceeds for working capital and general corporate purposes, including funding the Company’s business plan.
     The transaction resulted in the Company issuing 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock. The warrants have a 66 month term and will be exercisable at any time following the six-month anniversary of the closing of the transaction. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments.
     The stock purchase agreement requires the Company to register the common stock issued and the common stock issuable upon exercise of the warrants. The stock purchase agreement also provides for liquidated damages to the investors should the Company have failed to have the registration statement declared effective in a specified period of time or if the Company fails to maintain the effectiveness of the registration statement for up to 23 months from the closing date. The liquidated damages amount is 2% of the total private placement proceeds for each month of non-compliance. The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of June 30, 2006.

     Additional warrants for the purchase of 198,600 shares were issued to the underwriters of the private placement. These warrants have the same term and exercise price as the warrants issued to investors; however, they contain no anti-dilution adjustment terms and are not eligible for the liquidated damages provisions. If any of the 5,958,000 warrants issued to investors in this transaction are exercised at anytime, the underwriters will receive additional transaction fees totaling 1% of the proceeds received from the warrant exercise.
     The Company accounted for the various components of the private placement transaction using the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF Issue No. 05-4 The Effect of Liquidated damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.
     The following table summarizes the allocation of the proceeds from the private placement:

Gross proceeds	$11,817,000
Less:
Fair value of warrants and liquidated damages to investors	(6,024,000)
Liquidated damages for common stock	(77,000)
Potential future payments to brokers	(60,000)
Warrants issued to underwriters	(199,000)
Cash issuance costs	(908,000)

Proceeds allocated to common stock	$4,549,000

     Warrants issued to investors in the private placement and related liquidated damages – The Company determined that the warrants and related liquidated damages provisions associated with the common stock issuable upon exercise of the warrants did not meet the criteria for equity accounting under EITF 00-19. Therefore, on the date of the transaction, the Company determined that the fair value of the warrants was $5,978,000 using the BSOPM (using the following assumptions: 66-month life, risk-free interest rate of 4.79%, volatility of 93% and no dividends payable during the life of the warrants ). The Company determined the fair value of the liquidated damages provision on the date of the transaction was $46,000 based on the probability of possible damages that could be paid over the 23 month period. The probability of non registration over the next 23 months was deemed low due to the Company’s historical ability to obtain and maintain the effectiveness of numerous previous registrations over several years. The total fair value of the warrants and liquidated damages provision of and the fair value of the liquidated damages provision was $6,024,000 and was recorded as a derivative liability which will be revalued each quarter until the liquidated damages provisions expire (earlier of 23 months from the closing date or until all warrants are exercised and the related stock is sold) and changes will be recorded in the consolidated statement of operations.
     On June 30, 2006, the combined instrument was revalued to $3,231,000 using the same methodologies described above and a gain of $2,930,000 was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2006.
     Liquidated damages related to common stock – The liquidated damages provision related to the common stock issued is an embedded derivative under SFAS No. 133. The Company determined the fair value of the liquidated damages provision on the date of the transaction was $77,000 based on the probability of possible damages that could be paid over the 23 month period. This derivative will be revalued on a quarterly basis until the liquidated damages provisions expire (earlier of 23 months from the closing date or until all stock is sold by the original investors) with any change in value being recognized as a gain or loss in the consolidated statement of operations.
     On June 30, 2006, the derivative was revalued to $70,000 using the same methodology described above and a gain of $7,000 was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2006.
     Potential future payments to transaction underwriters – Upon exercise of any of the 5,958,000 warrants issued in the private placement the underwriters of the transaction will receive a transaction fee of 1% of the total proceeds of the warrant exercise. These potential future payments are considered a derivative liability and were valued at $60,000 on the date of the transaction calculating the present value of estimated future transaction fees payable using a discount rate of 10%. This amount was recorded as transaction costs of the offering. This element will be revalued on a quarterly basis until all of the warrants are exercised or expire (October 5, 2011) with any change in value being recognized as a gain or loss in the consolidated statement of operations.

     On June 30, 2006, this element was revalued at $62,000 using the same methodology described above and a loss of $2,000 was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2006.
        .
     Warrants issued to underwriters – The 198,600 warrants issued to underwriters are an issuance cost of the private placement and were valued on the date of the transaction at $199,000 using the BSOPM using the following assumptions: 66-month life, risk-free interest rate of 4.79%, volatility of 93% and no dividends payable during the life of the warrants. This instrument will not be revalued because these warrants had no liquidated damage rights and thus they were not determined to be a derivative instrument.
     Common stock – After all the allocations described above are taken into account the residual unallocated portion of the net proceeds from the private placement of $10,909,000 of private placement proceeds is $4,549,000. Of this amount $100,000 is recorded as common stock and the remaining $4,449,000 recorded as additional paid-in capital.
     The following table summarizes the total derivative liabilities initially recorded on April 5, 2006 and the revaluation as of June 30, 2006:

		(Gain)/
	April 5, 2006	Loss on	June 30, 2006
Derivative Liability	Fair Value	Revaluation	Fair Value
Liquidated damages related to common stock	$77,000	$(7,000)	$70,000
Warrants issued to investors and related liquidated damages	6,024,000	(2,925,000)	3,099,000
Potential future payments to transaction underwriters	60,000	2,000	62,000

Total	$6,161,000	$(2,930,000)	$3,231,000

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
     Weighted average common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options (see Note 5)	8,843,752	8,164,634	8,482,042	8,067,509
Warrants issued in relation to debt and equity arrangements	13,769,011	3,691,317	10,721,576	3,632,594
Shares issuable for conversion of convertible promissory notes payable (see Note 12)	1,022,437	3,333,333	988,318	3,333,333

Total antidilutive securities excluded from earnings per share calculation	23,635,200	15,189,284	20,191,936	15,033,436

     The promissory notes held by Sanofi-Aventis (see Note 12) can be repaid in stock or cash equal to 90% of the face amount at maturity. If the Company chooses to pay the note with common stock the obligation would be satisfied at the then-current stock price. If ZixCorp chose to repay the note at August 1, 2006, with stock, the number of shares issued would have been 2,727,273 to satisfy the minimum liability of $2,700,000. These were not included in the table above as the amount of shares is variable based on the stock price of the Company.
15. Contingencies
     Beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas against the Company and certain of its current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003, and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act during this time period. These several class action lawsuits have been consolidated into one case. The named defendants are Zix Corporation, Dennis F. Heathcote, Daniel S. Nutkis, John A. Ryan, Ronald A. Woessner, and Steve M. York.

     The Company has filed a motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and also pursuant to the Private Securities Litigation Reform Act. The Company anticipates that it will be some months before the U.S. District Court rules on the Company’s motion.
     Also, three “shareholder derivative” lawsuits have been filed against the Company and certain named individuals, as described below. The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as Bradley C. Almond, Wael Mohamed, Russell J. Morgan, Richard D. Spurr, and the Company’s current and former outside directors, Charles N. Kahn, III, Michael E. Keane, James S. Marston, Paul E. Schlosberg, Antonio R. Sanchez III, and Ben G. Streetman. The suits seek to require the Company to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, gross mismanagement, waste of corporate assets and misappropriation of information and seek contribution and indemnification against the individual defendants. One of the shareholder derivative lawsuits was stayed by agreement of the parties pending resolution of the shareholder class action lawsuits. The second shareholder derivative lawsuit is stayed until September 30, 2006, by agreement of the parties. The individual defendants and the Company have filed a motion to stay the third shareholder derivative lawsuit. Two of the derivative lawsuits are pending in the U.S. District Court for the Northern District of Texas, Dallas Division, and the other is pending in the County Court at Law No. Two, Dallas County, Texas.
     The Company has indemnification obligations to the individual defendants above, the terms of which provide for no limitation to the maximum future payments under such indemnifications. The Company has evaluated these indemnifications and determined that no accrual is necessary. While the Company believes these lawsuits are without merit and intends to defend them vigorously, the Company is unable to develop an estimate of the maximum potential amount of future payments under the indemnifications or otherwise in connection with liability under the purported shareholder class action lawsuits or shareholder derivative lawsuits due to the inherent uncertainties involved in such litigation. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome in these matters, should it not prevail, for claims covered by the insurance coverage.
     The Company has severance agreements as of June 30, 2006, with certain employees that would require the Company to pay approximately $1,900,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     The Company is involved in other legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of these pending ordinary-course-of-business legal proceedings will not have a material adverse effect on the Company’s condensed consolidated financial statements.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     As of January 1, 2006, the Company operated two reporting segments, Email Encryption and e-Prescribing, providing services that protect, manage and deliver sensitive electronic information and provide electronic prescribing at the point of care.
     Email Encryption is a comprehensive suite of secure messaging services, which allows an enterprise to use policy driven rules to determine which emails need to be sent securely in order to comply with regulations or corporate policy. Email Encryption is commonly referred to as Secure Messaging. e-Prescribing consists of a single product line named PocketScript. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology for better patient care at the point of delivery. The Company’s Email Encryption and e-Prescribing services are primarily offered as a hosted-service solution, whereby customers pay for annual service subscription contracts at the inception of the service period. These service solutions require a significant up-front investment to establish service and secure enough subscribers to make the business profitable.

     Operating in developing and emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early-stage enterprise is costly. The Company’s growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses in prior years, the use of cash resources continues at a substantial level and while the Company anticipates improvement in 2006, further operating losses are expected in 2006. The Company will continue to place a strong emphasis on actions to become cash flow breakeven as it balances the need for investments in developing and emerging markets. This emphasis might entail near-term cost reductions that may come in the form of workforce reductions, decreased investments in certain areas of the business, business divestitures or geographic consolidation. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company. See “Item 1A, Risk Factors” for more information on the effects to the Company if the Company’s business plan is not successful and liquidity worsens.
Developmental History
     In 1999, the Company began developing and marketing Secure Messaging products and services that brought privacy, security and convenience to Internet users. ZixMail, a desktop solution for encrypting and securely delivering email, was first commercially introduced in the first quarter of 2001. In 2002, the Company began offering additional email encryption products such as:
•	ZixVPM (Virtual Private Messenger): an e-messaging gateway service that provides company-wide privacy protection for inbound and outbound email communications.

•	ZixAuditor: an assessment service used to analyze email traffic patterns and monitor compliance with corporate and regulatory policies.

•	ZixPort: a secure Web-messaging portal.
     In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development stage enterprise that provided electronic prescription services for the healthcare industry. This acquisition enabled the Company to expand its services into healthcare delivery solutions, specifically, the e-Prescribing marketplace. PocketScript is the cornerstone offering in the current e-Prescribing product segment.
     In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“(Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions, which enhanced the Company’s then-Secure Messaging product segment.
     In January 2004, the Company acquired substantially all of the operating assets and the business of MyDocOnline, Inc. (MyDocOnline”), a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA. MyDocOnline offered a variety of Internet-based healthcare services and was a provider of secure Web-based communications, disease management, online doctor visits, and laboratory information solutions.
     Also in 2004, Secure Messaging was combined with the Message Inspector and Web Inspector products (“MI/WI”) and referred to as the eSecure product line and e-Prescribing was combined with the Dr. Chart product and referred to as the eHealth product line.
     In late 2004, the Company made a strategic decision to focus the Company’s resources and efforts towards the two “core products” of the then-Secure Messaging and e-Prescribing. Subsequently, on November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits, which was one of the products acquired in the MyDocOnline acquisition.
     On March 11, 2005, MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard (see Note 7 to the condensed consolidated financial statements).
     On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM (see Note 7 to the condensed consolidated financial statements).
     In early 2006, the eSecure product line was renamed Email Encryption and the eHealth product line was renamed e-Prescribing to reflect the single product focus in these two remaining core product lines.

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
     Long-Lived Assets - The accounting policies and estimates relating to the long-lived assets are considered critical because of the significant impact that impairment or obsolescence could have on the Company’s operating results.
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified intangibles and property and equipment aggregating $3,299,000 or 12% of total assets at June 30, 2006. The property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the value has been diminished or impaired. The amount of a potential impairment is determined by comparing the carrying amount of an asset to the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     Goodwill is $2,161,000 as of June 30, 2006, and is unchanged from the December 31, 2005 balance. Goodwill was 8% and 6% of total assets on June 30, 2006, and December 31, 2005, respectively, and represents the remaining cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software.
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
     Deferred Tax Assets - Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carry-forwards and unused tax credits will be realized on future federal income tax returns. At June 30, 2006, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $101,363,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Derivative Liabilities – On April 5, 2006, the Company sold 9,930,000 shares of common stock and 5,958,000 warrants to various investors (see Note 13 to the condensed consolidated financial statements). Due to certain terms included in the private placement some elements of the transaction were recorded as derivative liabilities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF Issue No. 05-4 The Effect of Liquidated damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance. Each quarter these derivative liabilities are revalued to reflect their then-current fair value and any resulting gain or loss is recorded in the condensed consolidated statement of operations. The Company uses estimates and judgment to develop the assumptions used in the various valuation models, such as price volatility of the Company’s common stock, estimates of when the warrants will be exercised, and probabilities relating to the Company’s SEC registration statement becoming ineffective. These estimations and assumptions are critical as any change could have a material impact on the financial results of the Company. In the quarter ended June 30, 2006, the Company recognized a $2,930,000 gain on revaluation of derivative liabilities.
     Revenue - The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by SOP 97-2, Software Revenue Recognition; SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions; Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables; and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements.
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
     The Email Encryption services of ZixMail, ZixVPM, ZixPort, and ZixDirect are subscription-based services. In the first quarter of 2005, subscription-based services also included Dr. Chart. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenues ratably over the subscription period.
     On September 30, 2005, the Dr. Chart product line was sold to MITEM. This product line was acquired in January 2004 through the acquisition of MyDocOnline, Inc. For the three and six-month periods ended June 30, 2005, Dr. Chart product line contributed $125,000 and $195,000 in revenue, respectively (see Note 7 to the condensed consolidate financial statements).
     e-Prescribing service arrangements contain multiple deliverables including both hardware and services. Due to the lack of VSOE, these elements are combined into a single unit of accounting and, similar to Email Encryption, recognized as service revenue ratably over the longer of the subscription term or expected renewal period. Revenue recognition begins upon installation of the required hardware and commencement of service. Prior to the third quarter 2005, the Company did maintain VSOE for certain service elements of the e-Prescribing service. Accordingly, the residual value assigned to the PocketScript handheld device was recognized as revenue upon installation. The fair value of the undelivered services is being recognized ratably over the period in which those services are delivered.
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
     On March 11, 2005, the MI/WI product lines were sold to CyberGuard. For the three and six-month periods ended June 30, 2005, MI/WI contributed $9,000 and $646,000 in revenue, respectively (see Note 7 to the condensed consolidated financial statements).
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
     Deferred Cost of Revenues - In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device, and are recorded as deferred cost of revenue. The deferred costs are then amortized into cost of revenue ratably over the period which revenue is recognized. The deferred cost of revenue of $334,000 and $265,000 is included in other assets as of June 30, 2006, and December 31, 2005, respectively.
     Stock-based compensation - On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and has elected to use the modified prospective method along with the straight line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation plans under the provisions of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.
     SFAS No. 123(R) replaces the intrinsic value measurement objective in APB 25 and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). The standard also requires companies to estimate the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur.
     The Company uses the BSOPM to determine the fair value of option grants made during the first six months of 2006 and 2005. The Company estimated the average holding period of vested options to be two years from the vesting period (1.6 years) for options granted before 2006, but used the “simplified” method per SEC Staff Accounting Bulletin No. 107 to calculate the estimated life of options granted to employees subsequent to December 31, 2005, which resulted in a significantly longer estimate for the expected life. The following weighted average assumptions were applied in determining the fair value of options granted during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.95%	3.45%	4.62%	3.22%
Expected option life	5.5 years	3.6 years	5.8 years	3.6 years
Expected stock price volatility	92.2%	95.1%	95.6%	97.3%
Expected dividend yield	—	—	—	—
Fair value of options granted	$0.68	$2.03	$1.24	$2.47
     The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company.
     For the three and six months ended June 30, 2006, the Company recorded $673,000 and $1,440,000 of stock-based compensation expense using the accounting methods required in SFAS 123(R). As noted above, prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. The following table details the affect on net income and earnings per share had compensation expense for employee stock-based awards been recorded in the three and six month periods ended June 30, 2005 based on the fair value method under FAS 123(R):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(8,915,000)	$(18,487,000)
Deduct pro forma stock compensation expense computed under the fair value method	(1,601,000)	(3,362,000)

Pro forma net loss	$(10,516,000)	$(21,849,000)

Basic and diluted loss per common share:
As reported	$(0.28)	$(0.57)

Pro forma	$(0.32)	$(0.68)

Results of Operations
Second Quarter 2006 Summary of Operations
Financial Statement
•	Revenue for the quarter ended June 30, 2006, was $4,209,000 from all products compared with $3,449,000 for the same period 2005.

•	Net loss for the quarter ended June 30, 2006, was $5,086,000 compared with $8,915,000 for the same period in 2005. Included in the net loss for the quarter ended June 30, 2006, is a gain on revaluation of derivative liabilities of $2,930,000.

•	The Company’s unrestricted cash balance was $19,569,000 on June 30, 2006.

•	The Company paid off the remaining $5,000,000 balance of its convertible promissory note payable ahead of the maturity date and recorded an $871,000 loss on the extinguishment of that note.

•	The Company completed a private placement of its common stock and warrants to purchase common stock in April for net proceeds of $10,909,000 (see Note 13 to the condensed consolidated financial statements).

•	Cash used from operations was $5,058,000, and overall cash and cash equivalent balances increased by $5,411,000 in the quarter ended June 30, 2006.
Operations
•	The Company secured new first-year orders in the quarter ended June 30, 2006, totaling $1,402,000 for its Email Encryption services and maintained over 95% renewal rate of its Email Encryption customers.

•	The Company deployed 445 new e-Prescribing devices to physicians under sponsorship arrangements with several large insurance payors.

•	The Company exceeded 1,300,000 electronic prescriptions transacted in the three months ended June 30, 2006, through its e-Prescribing service.

•	The Company successfully introduced a new product, ZixDirect, as an addition to its Email Encryption product line.

•	The Company announced in the second quarter of 2006 that it was in the process of reducing its quarterly spending by a 15% reduction in workforce, principally in non-revenue-related headcount positions. Further, non-workforce costs would be reviewed and appropriate reductions in these cost areas would also be made with a 15% reduction target. On August 8, 2006, the Company announced that the targeted cost reductions would be increased from 15% to 25% by the end of 2006. As of August 1, 2006, the Company has taken actions to achieve roughly half of the planned cost reductions. The purpose of these reductions is to streamline the Company’s operating costs in order to strengthen the Company’s liquidity position by more closely matching its cost structure to short-term revenue opportunities.

   Revenues
     The following table sets forth a comparison of the key components of the Company’s revenues:

			3-monthVariance				6-monthVariance
	Three Months Ended June 30,		2006 vs. 2005		Six Months Ended June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
Services	$4,209,000	$3,199,000	$1,010,000	32%	$8,104,000	$6,497,000	$1,607,000	25%
Hardware	—	241,000	(241,000)	(100%)	—	426,000	(426,000)	(100%)
Software	—	9,000	(9,000)	(100%)	—	109,000	(109,000)	(100%)

Total revenues	$4,209,000	$3,449,000	$760,000	22%	$8,104,000	$7,032,000	$1,072,000	15%

     Email Encryption and e-Prescribing are primarily subscription-based services. In 2005, the MI/WI products were primarily sold as perpetual licenses with annual maintenance and/or subscription contracts. e-Prescribing incorporated a separate hardware and installation element, and the Dr. Chart product and services represented either a subscription-based arrangement or a perpetual license sale. With the exception of perpetual software licenses (MI/WI products and occasionally the Dr. Chart product) and early stage e-Prescribing contracts, the Company has generally recognized revenue over the life of a related service contracts under Services Revenue. The shift towards mostly subscription based offerings in late 2005 led to the decline in the hardware revenue stream and the sale of the MI/WI product lines in the first quarter of 2005 led to the decline of the software revenue stream.
     The Company believes that total revenue by product provides a more meaningful examination of the Company’s revenue sources and trends:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2006 vs. 2005		Six Months Ended, June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
Email Encryption	$3,369,000	$2,434,000	$935,000	38%	$6,702,000	$4,477,000	$2,225,000	50%
e-Prescribing	840,000	881,000	(41,000)	(5%)	1,402,000	1,714,000	(312,000)	(18%)

Subtotal before divested products or services	4,209,000	3,315,000	894,000	27%	8,104,000	6,191,000	1,913,000	31%
MI/WI Products	—	9,000	(9,000)	(100%)	—	646,000	(646,000)	(100%)
Dr. Chart	—	125,000	(125,000)	(100%)	—	195,000	(195,000)	(100%)

Subtotal divested products or services	—	134,000	(134,000)	(100%)	—	841,000	(841,000)	(100%)

Total revenues	$4,209,000	$3,449,000	$760,000	22%	$8,104,000	$7,032,000	$1,072,000	15%

     Email Encryption - The respective revenue increases of $935,000 and $2,225,000 in Email Encryption for the three and six months ended June 30, 2006 over the comparable periods in 2005 is attributed to an increase in new subscribers to the Email Encryption services while maintaining a high rate of customer renewals. Because of the nature of amortizing the revenue over subscription periods, the year-over-year revenue increase in the first half of 2006 is attributed mostly to the acquisition of new subscribers (best measured by new first-year orders which are defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract) to the service during 2005. The first and second quarters of 2005 were record sales quarters for the Company with each quarter averaging approximately $1,675,000 in new first-year orders. This demand was driven primarily by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requirements in the healthcare industry and from increased security awareness in other industries including finance, insurance and governmental regulatory agencies. While Email Encryption revenue is expected to continue year-on-year and quarter-on-quarter improvements throughout 2006, the 50% rate experienced during the first half of 2006 is not expected to continue throughout the remainder of the year given the decline in new first-year orders over the last 12 months relative to the record setting first half of 2005. The average new first year orders for the last 12 month period has been $1,164,000 per quarter. Most recently, for the fiscal quarter just ended June 30, 2006 the Company experienced a new first year order amount of $1,402,000 which was an increase of 39% compared to the previous fiscal quarter. Future revenue levels into 2007 will be mostly dependant upon the new first-year orders and renewal rates experienced by the Company for the remainder of 2006. The recurring nature of the subscription model makes revenue rise in a predictable manner assuming continued new additions to the subscription base and adequate subscription renewal rates. Adding to the predictability is the Company’s go-to-market model of selling primarily three-year subscription contracts with the fees paid annually at the inception anniversary of the service. The Company’s list pricing for Email Encryption has remained generally consistent in 2006 when compared with 2005 and the Company has experienced relatively consistent discount percentages off the list price over the comparable periods.

     e-Prescribing - The $41,000 and $312,000 decreases in e-Prescribing revenues for the three and six months ended June 30, 2006, respectively, over the comparable periods in 2005 is due to several factors including a change in the terms of the contracts whereby more revenue is now deferred under a subscription model. Prior to the third quarter 2005, a certain portion of the total fees per user was immediately recognized as revenue upon installation and a portion of the fee was deferred and recognized as service revenue ratably over the service period under the residual method. Because of new contract terms and pricing structures that were introduced during the past twelve months the Company is recognizing revenue ratably over the term of the service agreement, instead of recognizing a significant portion upon installation. This change decreased revenue in the first half 2006 relative to the first half 2005. This trend resulting from the change in the contract terms will continue in the short term, but should be offset and surpassed over time with the more linear revenue recognition treatment under the new contracts assuming continued new deployments and adequate renewal rates.
     Beginning in the third quarter of 2005, contracts often incorporated a payment-upon-usage component whereby payment and consequently, revenues are deferred until usage metrics are met and payment becomes certain. The number of PocketScript users meeting any such usage metrics should increase thus lowering the impact of the revenue deferment in future periods. If a significant number of PocketScript users meet the usage metrics then the impact on the overall net revenue will be minor. However, if a significant number of PocketScript users do not meet the usage metrics then the total revenue on a per-user basis could be adversely affected. The potential financial impact of usage metrics being met or not met in the future cannot be forecasted at this time and it is not yet known if the inclusion of usage metrics will continue to be a prevailing contract term.
     The e-Prescribing revenue decrease attributable to the change in revenue recognition was mostly off-set by higher volumes on deployment in the first half of 2006 than the first half on 2005 and transaction-based revenue which increased $173,000 and $229,000, respectively, in the three and six months ended June 30, 2006 over the corresponding periods in 2005. Transaction-based revenues are recognized upon an occurrence of an event (i.e. a prescription being written by a PocketScript user) or upon a prescribing behavioral metric being achieved (i.e. a PocketScript user prescribing a higher percentage of generic medications while using the PocketScript service).
     Divested Products: The decline in revenues from the Web Inspector and Message Inspector products and the Dr. Chart products resulted from the divestitures of these products in March 2005 and September 2005, respectively. The Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to. The Dr. Chart product, which was acquired in the MyDocOnline acquisition, was sold to MITEM (see Note 7 to the condensed consolidated financial statements).
     Revenue Summary: The Company’s future revenue growth is expected to come from continued success in the Email Encryption market, including the use of Zix’s Email Encryption service in the healthcare industry and the Company’s recent expansion into new vertical markets and broader distribution channels. The e-Prescribing market growth is expected to come from broader market adoption of the e-Prescribing technology and increased transaction based fees. As to e-Prescribing revenues, the Company expects that most of the new arrangements will result in revenue being amortized over the contract life and reported as service revenues versus the previous arrangements that resulted in the hardware element being recognized upon deployment and a portion of the fee being recognized as service revenue ratably over the service period.
   Revenue Indicators - Backlog, Orders, and Deployments
     Company-wide backlog - The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of June 30, 2006, the backlog was approximately $24,992,000 and is comprised of the following elements: $9,497,000 of deferred revenue that has been billed and paid, $3,596,000 billed but unpaid and approximately $11,899,000 of signed but unbilled contracts. The backlog can be further divided by product, of which $22,179,000 is for Email Encryption and $2,813,000 is for e-Prescribing.
     Excluded from the backlog at June 30, 2006, is a customer deposit from Sanofi-Aventis of $2,000,000. The deposit is excluded from backlog because the Company currently does not expect that Sanofi-Aventis will request that any service be performed under the contract and that revenue will not be recognized. The Company believes that the expected lack of performance stems from the Aventis acquisition by Sanofi. Sanofi-Aventis has communicated to the Company that after the acquisition Sanofi-Aventis is undertaking a new direction and that the services will likely not be needed (see Note 11 to the condensed consolidated financial statements).
     The backlog is recognized into revenue as the services are performed. Approximately 50% to 55% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

     Email Encryption Orders - The Company’s future revenue growth beyond what is scheduled to be recognized from the backlog is determined by additional new first-year orders for Email Encryption coupled with renewal rates for existing customers whose contracts are expiring.
     The second quarter total order input (new first-year orders, related contracted future years and renewals or expiring contracts)) for Email Encryption in 2006 was $5,294,000 compared with $5,330,000 in 2005. The new subscriber additions are better measured in terms of the dollar amount of new first-year orders for the service. New first-year orders are a subset of the total orders and are a more accurate determinant of new subscription growth. The new first-year orders for the second quarter were $1,402,000 in 2006 and $1,761,000 for the same period in 2005. The $1,402,000 second quarter 2006 new first-year orders is an increase over the average quarterly new first-year order volume of $1,085,000 recorded by the Company during the 3 quarters preceding the second quarter 2006. This increase is mainly due to the Company’s success in the financial industry and from the introduction of a new product, ZixDirect. Total orders also include renewals and additional years of the service contracted upfront. The renewal rate for Email Encryption customers was in excess of 95% for the first half 2006, which is consistent with the renewal rates for years 2005 and 2004. The Company continues to experience a high percentage of customers who choose to subscribe to Email Encryption services for a three-year term versus a one year term. The Company expects this preference for a longer contract term to continue throughout 2006, as the Company has priced its services in a manner that encourages longer term contractual commitments from customers. While the Company experienced a price increase for its Email Encryption services in 2005 relative to 2004, there are no assurances that the increasing competition in this market will not result in price erosion in 2006 and beyond. Such a price erosion, should it occur, could have a dampening effect on the Company’s new first-year orders and thus, its future revenues.
     e-Prescribing Deployments and Active Users - In e-Prescribing, the Company builds the subscriber base by contracting with health insurance companies (payors) to sponsor physicians in their network to receive the e-Prescribing equipment and service, free of charge for the first year. As of June 30, 2006, the Company has contracts with seven such payors. For e-Prescribing, the future revenue will be determined by securing additional payor sponsorships, achieving and increasing adoption and utilization by the sponsored physicians, renewing existing deployments as they expire, and developing additional transaction-based fees. The Payor sponsorship model is currently the prevalent market demand model. The total transaction and usage-based fees recognized as revenue during the three and six months ended June 30, 2006, were $235,000 and $326,000, respectively.
     In e-Prescribing, the deployments of subscribers and active users are an indicator of future revenue. In the second quarter 2006, the Company deployed 445 units compared with approximately 510 in the second quarter 2005. The Company has approximately 1,200 sponsored but not yet deployed users in deployment backlog as of June 30, 2006. As of June 30, 2006, the Company had approximately 2,557 active prescribers using the service. The active metric was not followed in the same period 2005 for comparison. The Company has a twofold objective in deploying new users: first, to ensure they become regular users of the service (active) and second, to ensure that the users choose to renew their service (retention). For deployments that occurred in 2004 and early 2005, the percentage of deployed users who became active users was approximately 50%. The Company changed its contracts, recruiting and training strategy in an attempt to increase the active user rate throughout 2006. The Company has seen improvements in some sponsorship contracts where the active rate is in excess of 60% and others remain closer to a 50% active rate. The Company is continuing its efforts to implement cost effective methods of increasing the percentage of active users. The largest base of deployed units continues to be in Massachusetts and is sponsored by the eRx Collaborative (a joint effort of three of the largest insurance payors in Massachusetts). While the sponsorship contracts identify the individual physicians using the device as responsible for renewing the service after the first year, the eRx Collaborative elected to renew all the 2004 deployments through calendar year 2005 and have subsequently agreed to fund physicians actively using the service as they come up for renewal in 2006.
     e-Prescribing Transaction and Usage Fees - The Company currently has transaction-based contracts under which it earns fees for some prescriptions sent electronically to pharmacies and for certain transactions involving prescriptions related to two Pharmacy Benefits Managers (“PBM’s”). The Company also has a usage-based arrangement with one payor sponser under which it earns fees for improvements in a PockeScript user’s prescribing behavior. While deploying more users will increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require new transaction-based contracts. The Company is seeking such agreements with other interested parties. The source of new transaction related fees the Company is most focused on are payors that have insured members visiting doctors that already use the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug to drug interaction checking and reporting. Other possible sources for additional transaction fees are from other parties who could benefit from a real time, electronic messaging capability with PocketScript users.

     The number of prescriptions written using the PocketScript service and thus transmitted through the Company’s data center has been growing rapidly. For the three and six months ended June 30, 2006, the Company transacted approximately 1,313,000 and 2,483,000 prescriptions, respectively. For the same periods in 2005, the Company transacted approximately 540,000 and 1,010,000 prescriptions, respectively.
   Cost of Revenues
     The following table sets forth a quarterly and six-month period comparison of the Company’s cost of revenues by product line. The Company’s two product lines (segments), Email Encryption and e-Prescribing, have direct cost of revenues that are readily identifiable between the two product lines in 2006. In 2005 the costs were less identifiable; however, management made estimates and assumptions to calculate an estimated cost of revenues per product line throughout 2005. Those estimates and assumptions are provided here for comparative purposes.

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2006 vs. 2005		Six Months Ended, June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
Email Encryption	$1,319,000	$1,350,000	$(31,000)	(2%)	$2,785,000	$2,664,000	$121,000	5%
e-Prescribing	1,771,000	1,731,000	40,000	2%	3,680,000	3,531,000	149,000	4%

Subtotal before divested products or services	3,090,000	3,081,000	9,000	0%	6,465,000	6,195,000	270,000	4%
Divested products (MI/WI and Dr. Chart)	—	427,000	(427,000)	(100%)	—	1,204,000	(1,204,000)	(100%)

Total cost of revenues	$3,090,000	$3,508,000	$(418,000)	(12%)	$6,465,000	$7,399,000	$(934,000)	(13%)

     The Company’s costs of revenues were $3,090,000 and $6,465,000 for the respective three-month and six-month periods ending June 30, 2006, and decreased $418,000 and $934,000 when compared with the respective periods in 2005. The quarterly decrease of $418,000 consists primarily of a $152,000 net reduction in personnel costs, $109,000 reduction in computer-related expendables, maintenance, support and software licenses, $148,000 reduction in depreciation and intangibles amortization expense and other net sundry expense reductions of approximately $9,000. The decrease of $934,000 for the six-month period comparison consists primarily of a $538,000 reduction in personnel costs, $135,000 reduction in computer-related expendables, maintenance, support and software licenses, $271,000 reduction in depreciation expense and intangibles amortization and other net sundry expense increases of approximately $10,000.
     The year-on-year reductions in personnel costs resulted principally from the divestitures of the MI/WI and Dr. Chart product lines and selected headcount reductions in both Email Encryption and e-Prescribing product lines. The reduced amortization expense of intangible assets resulted from the 2005 write-down of certain intangible assets also related to the divestitures of the MI/WI and Dr. Chart product lines.
     Email Encryption - Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which is currently not fully utilized. Accordingly, cost of revenues are relatively fixed in nature and are expected to grow at a slower pace than revenue. The $121,000 increase for the six months ended June 30, 2006, compared to the same period in 2005 is primarily from an increase in the related ZixData Center costs that were previously dedicated to divested products. As those products were divested, the resources and computing assets were reassigned to support Email Encryption. Email Encryption has shown the ability to grow revenues, while leaving costs of revenues flat or only marginally increasing as more efficient methods of product delivery and service have been implemented. For example, the Email Encryption revenues for the first six months of 2006 have increased $2,225,000 when compared to the first six months of 2005. As noted above, the costs of revenues increased for the comparable period by $121,000.
     e-Prescribing - e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, training and e-Prescribing device costs. In e-Prescribing, a greater proportion of total cost of revenues relates to the field deployment and device costs. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated with demand. The $149,000 increase for the six months ended June 30, 2006 compared to the same period in 2005 is primarily from an increase in the number of new deployments which was approximately 1,336 for the six months ended June 30, 2006 and 1,035 in the same period for 2005. Because e-Prescribing cost of revenues have a greater variable component, additional increases in e-Prescribing demand, as measured by revenue and deployments, is expected to result in a corresponding increase in the related costs of revenues.

     Divested Products - MI/WI and Dr. Chart product lines were offered for sale in 2005. MI/WI was divested on March 31, 2005 and Dr Chart was divested in September 2005 (see Note 7 to the condensed consolidated financial statements). Therefore, the Company experienced cost of revenues for these products in 2005, but not in 2006.
   Research and Development Expenses
     The following table sets forth a quarterly and six-month period comparison of the Company’s research and development expenses:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2006 vs. 2005		Six Months Ended, June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
Total research and development	$1,626,000	$1,535,000	$91,000	6%	$3,221,000	$3,510,000	$(289,000)	(8%)
     The $91,000 increase for the three month period consists primarily of $241,000 for increased salaries and wages, contract labor and consulting services for Email Encryption and e-Prescribing, which were driven primarily by in-quarter development and quality control initiatives, such as the release of ZixDirect, but partially offset by $133,000 of personnel and non-personnel cost reductions relating to the divestiture of the Dr. Chart product line and $17,000 of other net sundry cost reductions.
     The $289,000 decrease for the six month period consists of $181,000 in personnel costs and $108,000 in non-personnel costs. Personnel costs include salaries and wages, contract labor and consulting services. The decrease in personnel costs consisted of $479,000 relating to the divestitures of the MI/WI and Dr. Chart product lines in 2005 and was partially offset by $298,000 of increased costs for new development and quality control initiatives involving Email Encryption and e-Prescribing. The decrease in non-personnel costs primarily relates to occupancy-related costs relating to the divestitures of the MI/WI and Dr. Chart product lines.
Selling, General and Administrative Expenses
     The following table sets forth a quarterly and six-month period comparison of the Company’s selling, general and administrative expenses:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2006 vs. 2005		Six Months Ended, June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
Total selling, general and administrative expenses	$6,549,000	$6,559,000	$(10,000)	0%	$13,141,000	$14,061,000	$(920,000)	(7%)
     The general trend is a reduction in selling, general and administrative expenses as the Company consolidated various marketing initiatives in 2005 from previously acquired companies, divested previously acquired companies, and from a concerted effort to reduce overall company spending focused on its two core markets. These reductions have been mitigated by the addition of share-based compensation costs related to employee and non-employee stock options in 2006.
     The $10,000 decrease for the three-month period consists primarily of a $134,000 decrease in personnel costs, offset by a $124,000 increase for non-personnel costs. The principal reason for the decrease in personnel costs is the divestiture of the MI/WI and Dr. Chart product lines in 2005. The increase in non-personnel costs was the result of several offsetting items. Most notably, the Company experienced an increase of $550,000 in share-based compensation costs related to employee and non-employee stock options which was partially offset with a decrease in external legal fees and accounting fees. The Company expects these impacts to continue throughout the remainder 2006. Recently announced costs reduction efforts by the Company should also lead to additional near term savings in selling, general and administrative costs. A primary focus of the recently announced costs cutting initiatives is to reduce externally sourced general administrative expenses and to eliminate non revenue producing personnel where feasible.
     The $920,000 decrease for the six-month period consists primarily of a $703,000 decrease in personnel costs and $217,000 in non-personnel costs. The principal reason for the decrease in personnel costs is the divestiture of the MI/WI and Dr. Chart product lines in 2005. The decrease in non-personnel costs was the result of several offsetting items. Most notably, the Company experienced an increase of $1,200,000 in share-based compensation costs related to employee and non-employee stock options which was offset with $532,000 in various one-time tax expense reductions due to state sales tax and international tax refunds and a reduction of state sales and use tax accrued, $216,000 for reduced amortization costs of intangible assets associated with the divestitures of the MI/WI and Dr. Chart product lines in 2005, $606,000 decreased various general administrative items such as external legal, accounting and insurance and $127,000 for depreciation expense resulting from certain fixed assets becoming fully depreciated and a $64,000 increase for all other sundry costs.
   Customer Deposit Forfeitures
     In the first quarter 2006 and second quarter 2005, the Company recorded a $1,000,000 and $960,000 reduction of operating expenses, respectively. These amounts represent forfeitures by Sanofi-Aventis of a customer deposit in accordance with a Master Services Agreement, which was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 11 to the condensed consolidated financial statements) for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The Company believes that the 2006 forfeiture of deposit along with a similar forfeiture in 2005 are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. The future status on the remaining deposit is unknown at this time.
   Interest Expense
     Interest expense for the three and six-month periods ending June 30, 2006, is $477,000 and $895,000, respectively, compared to $1,996,000 and $2,826,000 for the same periods in 2005, respectively.
     Interest expense for the six months ended June 30, 2006, consists of the following:

	Stated		Financing		Total
	Interest	Discount	Cost	Warrants	Interest
	on Notes	Amortization	Amortization	Issued	Expense
Convertible promissory note payable	$185,000	$354,000	$122,000	$10,000	$671,000
Promissory note payable	—	211,000	—	—	211,000
Short-term promissory note	7,000	—	—	—	7,000
Capital leases	6,000	—	—	—	6,000

Total notes payable	$198,000	$565,000	$122,000	$10,000	$895,000

     Interest expense for the six months ended June 30, 2005, consists of the following:

		Discount
	Stated	Amortization /	Financing		Total
	Interest	Premium	Cost	Warrants	Interest
	on Notes	Accretion	Amortization	Issued	Expense
Convertible promissory note payable	$570,000	$1,656,000	$392,000	$—	$2,618,000
Promissory note payable	—	187,000	—	—	187,000
Short-term promissory note	5,000	—	—	—	5,000
Capital leases	16,000	—	—	—	16,000

Total notes payable	$591,000	$1,843,000	$392,000	$—	$2,826,000

     Interest expense decreased $1,519,000 and $1,931,000 for the three and six months ended June 30, 2006 when compared to the same periods in 2005, respectively. Approximately $885,000 of the three and six month interest expense reduction relates to the amortization of a beneficial conversion feature and accretion of early payment premiums that resulted from the April 2005 restructuring of the convertible promissory notes payable. Both the beneficial conversion feature and early payment premiums were fully amortized or accreted in 2005 and had no impact on interest expense in 2006. Additionally, the Company repaid $15,000,000 of the original $20,000,000 of convertible promissory notes payable in the second half of 2005. This reduction in outstanding debt reduced the stated interest expense, and discount and financing cost amortization for the three and six months ended June 30, 2006 by $668,000 and $1,137,000, respectively. The interest expense reductions were partially offset by an increase in amortization of warrants related to the convertible promissory notes of $28,000 and $41,000 for the three and six months ended June 30, 2006, respectively. In June 2006, the Company repaid the remaining $5,000,000 balance of the convertible promissory note payable (see Note 12 to the condensed consolidated financial statements).
     The promissory note payable is the Sanofi-Aventis note payable referenced in Note 12 to the condensed consolidated financial statements. This note bears interest at an annual rate of 4.5% and is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. As of June 30, 2006, Sanofi-Aventis has requested no services in-lieu of interest and the Company believes that it is not probable that Sanofi-Aventis will request such services. In addition, the potential costs of delivering any unspecified services cannot be estimated. Therefore, no interest expense or liabilities have been recorded in relation to the stated interest rate on the note.
   Investment and Other Income
     Investment income increased to $294,000 and $511,000 for the three and six-month periods ended June 30, 2006 from $143,000 and $286,000 for the corresponding periods in 2005 primarily due to an increase in interest rates and a higher average cash balance in the first half of 2006. Additionally, in the first six months of 2006, approximately $27,000 of interest was earned on the note receivable that resulted from the sale of Dr. Chart (see Note 7 to the condensed consolidated financial statements).
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
   Gain on Valuation of Derivative Liability
     On April 5, 2006, the Company sold 9,930,000 shares of common stock and 5,958,000 warrants to various investors (see Note 13 to the condensed consolidated financial statements). Due to certain terms included in the private placement some elements of the transaction were recorded as derivative liabilities. On June 30, 2006, these derivative liabilities were revalued and a gain of $2,930,000 was recognized. The gain was primarily from a change in the fair value of warrants caused by a 38% decline in the price of the Company’s common stock and a change in the price volatility of the Company’s common stock from 93% on the initial valuation of warrants to 85% as of June 30, 2006. The Company uses historical volatility using term-matched time frames to estimate future volatility.
   Income Taxes
     For the three and six-month periods ending June 30, 2006, the Company recorded a tax benefit of $94,000 and $88,000, respectively. The benefit relates to the operations of the Company’s Canadian subsidiary and results primarily from the application for and acceptance of certain scientific research & experimental development claims for years 2004 and 2005 not originally reflected in the respective, annual accrued tax liabilities. For the three and six-month periods ending June 30, 2005, the Company recorded a tax benefit of $131,000 and $81,000, respectively. The benefit related to the operations of the Company’s Canadian subsidiary and resulted from the retroactive change to certain inter-company transactional documents that had the effect of lowering the originally accrued 2004 Canadian tax liability. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income.
     Currently, the Company’s net operating loss carry forwards do not have limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code. However, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carry forwards against any future taxable income.
Liquidity and Capital Resources
   Overview
     The Company has total contractual obligations over the next twelve months of $4,427,000 and $6,622,000 over the next three years consisting of leases, debt obligations and other contractual commitments. These amounts include the $2,700,000 note due March 2007 to Sanofi-Aventis which is payable in cash or common stock at the Company’s discretion. Therefore, with this debt paid, the contractual cash requirements needed for payment of lease and debt obligations that are expected to be funded from cash by the Company in the next twelve months is $1,727,000 and $3,922,000 over the next three years. Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary.
     The Company is engaged in two primary markets: Email Encryption and e-Prescribing (previously known as eSecure and eHealth). Both are subscription businesses that share a common business model. First, the service is established and maintained which requires a start-up cost and recurring fixed costs. Subscribers are then acquired and brought onto the service, which requires a variable acquisition cost of selling and marketing, installation and deployment. Subscribers are recruited with the goal of reaching a level of subscriber payments that exceeds the fixed recurring service costs. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers is essential to operational cash flow breakeven.
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
     Email Encryption - The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. For several years the spending in Email Encryption exceeded cash receipts. As that business has matured, the gap between cash spending and cash receipts from operations narrowed substantially and the Company believes it is now cash flow accretive from operations (before allocation of overhead). This was accomplished by keeping costs relatively flat while increasing year-on-year, new first-year orders (approximately $4,400,000 in calendar year 2004 and $5,300,000 in 2005) as well as maintaining a high customer renewal rate (approximately 95% for calendar years 2004 and 2005) of existing customers whose initial contracted service period had expired. The Company expects the Email Encryption business to generate cash receipts in excess of its specific operating costs in 2006 and beyond assuming continued addition of new subscribers at historical rates and maintaining consistent subscriber renewal rates.
     e-Prescribing - The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption: thus, the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching a level of subscribers required to overcome the spending needed to profitably provide the service. In periods prior to the second quarter of 2006 the Company estimated that between 12,000 and 15,000 active users (subscribers) of the e-Prescribing service are needed for these fixed costs to be overcome. The recently announced 25% cost reduction should result in a corresponding 25% decrease in the number of active users required for the e-Prescribing business to break-even. The breakeven point will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. As of June 30, 2006, the Company had approximately 2,557 such active prescribers on the service. The transaction-based fees, or usage fees, form an important part of the e-Prescribing breakeven point mentioned above. With lower transaction fees, the Company believes the higher number of active users are required, and conversely, with higher transaction fees, the Company believes the lower number of active users are required to coveri fixed costs of the e-Prescribing service. The Company has resources tasked with securing additional transaction-based revenue sources. The success of this effort will depend on market acceptance for the services offered as well as having sufficient physicians deployed and active to make the transaction and performance related services appealing to buyers.
     The Company continues to closely monitor developments in the e-Prescribing market and will adjust spending in that area commensurate with expected future returns. The extent and timing of the Company’s success (or lack thereof) in the e-Prescribing market will have significant impact on liquidity. The extent to which the Company views the e-Prescribing market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses if required. The Company has the ability to adjust cash spending to react to any shortfalls in projected cash.
     As a result of the cost reduction measures undertaken thus far in 2006, relatively low contractual future spending commitments, historically high customer renewals and continued growth in the Email Encryption services, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and the equity private placement completed on April 5, 2006, (see

Note 13 to the condensed consolidated financial statements) the Company believes it has adequate resources and liquidity to sustain operations for the twelve months from June 30, 2006, and is projecting cash flow improvements through cash receipt increases and cost reductions to augment its liquidity beyond this time frame.
     However, operating in emerging markets (e-Prescribing) and developing markets (Email Encryption) involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. Should business results not have improved sufficiently as projected, the Company would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings if terms are acceptable or a combination of these actions. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the current price of the Company’s common stock. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued improvement in Email Encryption will ultimately be the most significant operational determinants of liquidity.
   Sources and Uses of Cash Summary
     Ending cash and cash equivalents on June 30, 2006, was $19,569,000 versus $20,240,000 on December 31, 2005. These balances exclude restricted cash of $35,000 at June 30, 2006, and $5,135,000 at December 31, 2005. Restricted cash is not available for operations because of contractual restrictions placed on that cash. At December 31, 2005 the restriction was primarily from placement of the cash in collateral accounts used to secure existing debt.
     The following table shows various sources and uses of operating cash for the six months ended June 30, 2006 and 2005.

	Six Months Ended, June 30,
	2006	2005	Variance
Operating Cash Receipts (Products existing on December 31, 2005)	$9,388,000	$7,760,000	$1,628,000
Operating Cash Receipts (Products divested in 2005)	—	1,400,000	(1,400,000)
Net Operating Cash Spending	(19,992,000)	(22,333,000)	2,341,000

Net Cash Used by Operating Activities	$(10,604,000)	$(13,173,000)	$2,569,000

     For the six-month period ended June 30, 2006, the net cash used by operating activities improved $2,569,000. The cash flow from operations improved for these comparative periods significantly in Email Encryption and improved marginally in e-Prescribing. In both services the spending remained essentially flat or declined while the cash receipts rose. A significant portion of the reduction in net operating cash spending was from divested products.
     Overall, the Email Encryption services yielded positive cash flow from operations while e-Prescribing had negative cash flow from operations. Cash flow from operations is a management measurement that excludes unallocated overhead costs. Email Encryption has seen year-on-year improvement in cash flow because of continued growth in new subscriptions and its high rate of customer renewals. The Company anticipates that year-on-year Email Encryption cash flow improvement should continue as long as new subscriptions and the rate of customer renewals are sustained. The early stage market of e-Prescribing makes the expected full-year cash usage for the Company’s e-Prescribing service in 2006 less predictable. Improved cash utilization for the e-Prescribing service is dependent upon securing new payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction and performance-based fees.
     The Company announced in the second quarter of 2006 that it was in the process of reducing its quarterly spending by a 15% reduction in workforce, principally in non-revenue-related headcount positions. Further, non-workforce costs would be reviewed and appropriate reductions in these cost areas would also be made with a 15% reduction target. On August 8, 2006, the Company announced that the targeted cost reductions would be increased from 15% to 25% by the end of 2006. As of August 1, 2006, the Company has taken actions to achieve roughly half of the planned cost reductions. The purpose of these reductions is to streamline the Company’s operating costs in order to strengthen the Company’s liquidity position by more closely matching its cost structure to short-term revenue opportunities..
     As reported in the condensed consolidated statements of cash flows, net cash flows provided by investing activities was $4,408,000 for the six months ended June 30, 2006. Of that total, $692,000 was used to purchase various computing equipment primarily to satisfy customer contracts. Most prevalent are purchases of computer servers for the Email Encryption business, which are required to deliver the Company’s services. The amount of additional spending on capital equipment in 2006 is directly proportionate to the Company’s success in securing new Email Encryption business. Offsetting the cash used for capital equipment was the release of $5,100,000 of restricted cash. The restricted cash was used to pay off the remaining $5,000,000 of convertible debt in June 2006 (see Note 12 to the condensed consolidated financial statements).
     Net cash provided by financing activities was $5,525,000 for the six months ended June 30, 2006. This is primarily related to payments totaling $5,478,000 made on various notes payable offset by $11,003,000 (excluding $94,000 of accrued transaction costs) in net proceeds from a private placement of the Company’s common stock on April 5, 2006 (see Note 13 to the condensed consolidated financial statements).
   Cash Sources
     The following items are essential to the Company’s future operating cash sources:
•	contractual backlog

•	Email Encryption growth and retention

•	e-Prescribing growth and retention

•	e-Prescribing transaction and performance-based fees
     Backlog - The Company’s end-user order backlog of $24,992,000 is comprised of contractually bound customer agreements that are expected to be amortized into revenue as services are provided in the future. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of $9,497,000 of deferred revenue that has been billed and paid and $15,495,000 that has either not yet been billed or has been billed but not collected in cash as of June 30, 2006. The Company estimates $8,290,000 will be billed in the next twelve months.
     Email Encryption growth and retention - The Company estimates cash receipts from Email Encryption in 2006 will range between $16,000,000 and $17,000,000. At the low end of this range, the Company assumes it will collect contractually billed amounts, experience continued customer renewal rates of 95%, and continue adding new first-year orders at the same rate demonstrated over the last twelve months. This would represent a $3,400,000 to $4,400,000 increase in gross cash receipts compared to 2005. For comparative purposes, 2005 cash receipts increased $3,948,000 when compared to 2004. Furthermore, should the Company achieve significant success in its new OEM/distribution strategy in addition to continual new first-year order growth from traditional channels, the high end of the cash receipts estimate of $16,000,000 to $17,000,000 could be reached or exceeded. The Company estimates that $11,000,000 of the estimated 2006 cash receipts is from second, third and in some cases the fourth year of the subscribers’ service periods. These “out year” collections provide a significantly greater incremental cash contribution to the business relative to the first year of service as the incremental costs to acquire the subscriber are not present in the out years.
     e-Prescribing growth and retention - The Company’s go-to-market model in e-Prescribing has been to contract with healthcare payors who pay the Company to provide service to physicians for at least one year. The Company has demonstrated selling and deployment success with this model with the eRx Collaborative initiative in Massachusetts, as well as three new programs with Aetna, Independence Blue Cross and Blue Cross Blue Shield North Carolina. The Company’s current list price for the first year of the service is $2,000 and $600 a year in subsequent years. The greatest concentration of active deployed e-Prescribing users is with the eRx Collaborative initiative. While the contract calls for physicians to pay the annual $600 service fee, the eRx Collaborative agreed to renew active users of the service under their sponsorship initiative for 2005 and they are expected to continue to do so through 2006. The Company currently has a usage-based arrangement with one of the payor sponsors, which provides for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior. Because of the lack of net contribution on installation and the initial year of service, the ability to have users actively using the service, and thus, increase the likelihood of renewals, is an important aspect of the Company’s cash flow breakeven plan for e-Prescribing. The early stage nature of the e-Prescribing service makes meaningful renewal trends nonexistent.
     e-Prescribing transaction and performance-based fees - The Company’s go-to-market model in e-Prescribing also involves securing additional fee-based contracts where customers pay for various transactions that occur through the e-Prescribing service. For example, the Company has contracts with pharmacy benefit managers and one electronic prescription aggregator for prescriptions that are fulfilled through their system. Currently, the Company has contracts that can provide between 7 and 10 cents per prescription written in the service and the Company is receiving an average of 5 cents a script as of June 30, 2006. As the number of prescriptions increase, so does the expected cash receipts increase. In most cases, there are multiple payors in each market and the additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug to drug interaction checking and reporting. Other possible sources for additional transaction fees are from other parties who could benefit from a real time, electronic messaging capability with PocketScript users. Securing further transaction and performance-based revenue streams will be required so that the previously discussed range of 12,000 to 15,000 active physician level will provide returns in excess of fixed costs of providing the e-Prescribing service.
   Cash Requirements
     While the contractual commitments of the Company as of June 30, 2006, are relatively low in comparison to historical cash used from operations, the Company anticipates further net cash usage from operations over the next twelve months. The Company’s cash requirements consist principally of the Company’s contractual commitments; funding its operating losses as it maintains a leadership position in the emerging markets in which it operates; and capital expenditures. The latter of which, primarily involves computer equipment to support new Email Encryption customer orders and, over time, ongoing refurbishment of the data center and customer-located Email Encryption computer equipment. The Company’s cash requirements beyond contractual commitments are primarily aimed at continued investment in the e-Prescribing business.
     The Company has acquisition costs associated with adding subscribers to both the Email Encryption and e-Prescribing services. For Email Encryption, the costs are primarily selling and marketing, while for e-Prescribing the costs are primarily recruitment and deployment related, including hardware device costs. In the first year of the service, the Company generally targets fees from the subscriber that cover the majority of the incremental acquisition costs. After the first year of service, the incremental cost to support customers decreases significantly, which increases the variable cash contribution to the Company as each contract matures. In addition, net cash contributions from transaction-based fees are high as the incremental costs to support these fees are minor. In the first and second quarters of 2006, the Company deployed the e-Prescribing service to 885 and 445 prescribers, respectively. Future quarters with deployments greater than these quantities will equate to greater variable costs offset with greater cash receipts from the sponsors and lower deployments versus this current run rate would equate to lower variable costs than recently experienced.
     The Company is projecting its operating spending to be $35,500,000 to $37,000,000 inclusive of capital equipment purchases for the next twelve months from June 30, 2006. This projection is based on the Company’s organization size after taking into account actions taken for the aforementioned cost reductions, the current order and deployment rates and the annualized operating spending.
   Debt Instruments and Related Covenants
     As more fully explained in Note 12 to the condensed consolidated financial statements, as of June 30, 2006, the Company has debt obligations relating to two separate arrangements:
1.	Promissory Note Payable: $2,700,000

2.	Short-term Promissory Note: $115,000
     Promissory Note Payable - Concurrent with the closing of the MyDocOnline acquisition, Sanofi-Aventis loaned the Company $3,000,000 due March 15, 2007, with a stated annual interest rate of 4.5%. Interest on the note is payable only in services provided by the Company to Sanofi-Aventis, unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then-current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. At the option of Sanofi-Aventis, the principal portion of the note may be paid in the form of services provided to Sanofi-Aventis by the Company pursuant to the terms of such services agreement. It is unlikely that the note will be paid in the form of services. Should the note not be paid in the form of services, the Company is required to pay the note in cash or stock at maturity at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
     Short-term Promissory Notes - In December 2005, the Company issued an 11-month note payable to Cananwill to finance the Company’s 2006 commercial insurance policies. The note matures in November 2006 and has a stated interest rate of 6.99%. Interest and principal payments are due in equal monthly installments.
   Liquidity Summary

     Based on the Company’s organization, cost reduction actions previously mentioned and current order and deployment rates as of June 30, 2006, the operating spending plus capital asset purchases for the next twelve months is projected to be $35,500,000 to $37,000,000. Using flat year-on-year order rates for Email Encryption, consistent renewal rates for subscribers, and an expectation of cash flow only from payors with whom the Company has a current relationship, cash receipt projections for the next twelve months are projected to be $23,500,000 to $24,500,000. These cash receipt projections, when combined with $19,569,000 unrestricted cash on hand at June 30, 2006 provide for an estimated $43,069,000 to $44,069,000 in cash available to fund the expected operational spending for the next twelve months
     Based on the foregoing projections, the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months and beyond, beginning June 30, 2006, and is targeting cash flow improvements to augment its liquidity beyond that time, taking into account the following factors:
•	Relatively low contractual spending commitments in 2006

•	Historically high renewal rates for Email Encryption

•	Continued growth in the Email Encryption business

•	Increased mix of cash receipts attributable to the more profitable out-years of contracts

•	The discretionary nature of the cash spending in excess of cash receipts in the emerging area of e-Prescribing

•	General flexibility of spending in other areas
     As contractual cash collections and expected increases in cash sources are not always certain, the Company has some ability to adjust cash spending to react to any shortfalls. Operating in emerging and developing markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements in operating performance. Beyond the twelve months beginning July 1, 2006, and should business results not have improved sufficiently as projected, the Company could have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the current price of the Company’s common stock. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued improvement in Email Encryption will ultimately be the most significant operational determinants of liquidity.
Options and Warrants of ZixCorp Common Stock
     In 2004, and to a much lesser extent in 2005, the Company raised significant cash, from individuals who hold warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. The extent of future cash inflow from additional warrant and option activity is not certain. However, most of the outstanding options and warrants currently have exercise prices in excess of the Company’s current stock price, in some cases significantly so. The following table summarizes the warrants and options that are outstanding as of June 30, 2006. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value	(included in	Total Value
	Outstanding	of Outstanding	outstanding	of Vested
Exercise Price Range	Shares	Shares	shares)	Shares
$1.44 - $1.92	6,662,014	$10,258,000	455,414	$702,000
$1.93 - $3.50	6,002,442	17,478,000	4,294,644	12,843,000
$3.51 - $4.99	5,268,380	22,772,000	4,412,650	19,235,000
$5.00 - $5.99	1,706,968	8,825,000	1,706,968	8,825,000
$6.00 - $8.99	1,480,715	9,581,000	1,164,048	7,632,000
$9.00 - $19.99	1,439,848	15,665,000	1,251,365	13,682,000
$21.38 - $57.60	1,138,695	60,571,000	1,138,695	60,571,000

Total	23,699,062	$145,150,000	14,423,784	$123,490,000

     Off-Balance Sheet Arrangements

     None.
Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of June 30, 2006:

	Payments Due by Period
	Total	< 1 Year	1-3 Year	3-5 Years	> 5 Years
Notes payable	$2,815,000	$2,815,000	$—	$—	$—
Operating leases	8,196,000	1,344,000	2,195,000	1,774,000	2,883,000
Capital lease	40,000	40,000	—	—	—
401k funding obligation	116,000	116,000	—	—	—
John Ryan consulting agreement	110,000	110,000	—	—	—

Total cash obligations	11,277,000	4,425,000	2,195,000	1,774,000	2,883,000
Interest on obligations	2,000	2,000	—	—	—

Total	$11,279,000	$4,427,000	$2,195,000	$1,774,000	$2,883,000

     The Company has the option to pay $2,700,000 of the $2,815,000 notes payable and the entirety of the $110,000 owed to John Ryan with the Company’s Common stock. The $2,700,000 relates to the note payable to Sanofi-Aventis (see Note 12 to the condensed consolidated financial statements). The Company intends to fully exercise this option to the extent possible.
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,900,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     Potential payment of liquidated damages related to April 5, 2006 Private Placement – As discussed further in Note 13 to the condensed consolidated financial statements, the stock purchase agreement requires the Company to register the common stock issued and the common stock issuable upon exercise of the warrants. The stock purchase agreement also provides for liquidated damages to the investors should the Company have failed to have the registration statement declared effective in a specified period of time or if the Company fails to maintain the effectiveness of the registration statement for up to 23 months from the closing date. The liquidated damages amount is 2% of the total private placement proceeds for each month of non-compliance. The Company filed a registration statement with the SEC and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of June 30, 2006.
     As of August 1 2006, the maximum potential liquidated damages the Company would incur in cash should the registration statement be declared ineffective in August 2006 and future attempts to register the shares were to be unsuccessful is $4,490,346. This is calculated as the months remaining that the registration is required to be maintained (19 months), times 2%, times the total private placement proceeds before transaction costs ($11,816,700). The Company has a historical record of numerous registrations being made effective and kept effective.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the six-month period ended June 30, 2006, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2005 Annual Report to Shareholders on Form 10-K in Part II, item 7A which are incorporated by reference into this Report on Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Item 1A. Risk Factors, “Pending litigation” section below and Note 15 to the condensed consolidated financial statements.
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
     We have incurred significant operating losses in previous years. Our PocketScript e-Prescribing service operates in an emerging market and developing this business is costly. Emerging-market businesses involve risks and uncertainties, and there are no assurances that we will be successful in our efforts.
     Our liquidity and capital resources remain limited. To date, our cash flow from operations has not been sufficient to fund our on-going operations and we have relied on equity and debt financings to fund our operations. There can be no assurance that our liquidity or capital resource position would allow us to continue to pursue our current business strategy. As a result, without achieving projected business growth, we could have to alter our business plan or further augment our cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. One or more of these actions could substantially diminish the value of our common stock.
     The market may not broadly accept our Email Encryption and e-Prescribing solutions and services, which would prevent us from operating profitably.
     We must be able to achieve broad market acceptance for our Email Encryption and e-Prescribing solutions and services, at a price that provides an acceptable rate of return relative to our company-wide costs in order to operate profitably. We have not yet been able to do this. Our Email Encryption service operates in a developing market. While this business segment has begun to yield positive cash flow from operations, there are no assurances that it will yield sufficient cash flow to overcome the negative cash flow from the e-Prescribing segment and our corporate overhead costs. As noted, our PocketScript e-Prescribing service operates in an emerging market. There is no assurance that this market will develop sufficiently to enable us to operate our PocketScript business profitably. Furthermore, there is no assurance that any of our services will become generally accepted or that they will be compatible with any standards that become generally accepted, nor is there any assurance that enough paying users will ultimately be obtained to enable us to operate these businesses profitably.
     Failure to enter into additional or to maintain existing sponsorship agreements for our PocketScript e-Prescribing service and generate other revenue opportunities from PocketScript could harm our business.
     Our PocketScript business has incurred significant operating losses. Through June 30, 2006, significant orders for our PocketScript e-Prescribing service came from sponsorship agreements with healthcare payors. Under our payor-sponsorship business model, we deploy PocketScript to the end-user physician and provide the end-user physician a subscription to use the service in return for payments from the healthcare payor. These payments are in the form of guaranteed payments from the healthcare payor or contingent payments that are based on contractually specified performance metrics. In some cases, these contingent payments could represent a substantial portion of the revenue opportunity under the contract. Substantially all of the end-user physicians who are using the PocketScript service and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. If the healthcare payors fail to extend their sponsorship, there is no assurance that the physicians will pay to continue to use the PocketScript service

     In addition, we obtain revenue from prescription transaction fees from pharmacy benefit managers and others with respect to the electronic prescriptions processed through our e-Prescribing service. Increasing our active physician user base and increasing prescription transaction and performance-based fees are critical to the success of our plan to achieve profitability in our e-Prescribing business.
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
     Our PocketScript e-Prescribing service is targeted to the emerging market for providing secure communications among healthcare providers to deliver information in an efficient, economical manner. This is an emerging market, and the success of PocketScript is dependent, in large measure, on physicians changing the manner in which they write prescriptions. Our challenge is to make this new business attractive to physicians, and ultimately, profitable. To do so has required, and will require, us to invest significant amounts of cash and other resources. There is no assurance that enough paying users will ultimately be obtained to enable us to operate the PocketScript business profitably.
     Failure to significantly increase our base of PocketScript users or obtain significant prescription transaction fees, or other fees may result in failure to achieve the critical mass of physicians and revenue to build a successful business.
     We incur significant up-front costs in connection with initially establishing our PocketScript e-Prescribing service with the physician users. Under our current business model, third-party payors typically pay all or a majority of the variable costs of initially establishing our e-Prescribing service. Our plan is to obtain additional revenues in the form of recurring annual subscription fees to use our e-Prescribing service, either paid by the third-party payors or the physicians. In addition, we must obtain additional revenues from prescription transaction fees, or other fees to operate this line of business profitably. Increasing our physician user base and increasing prescription transaction fees, or generating other fees are critical to the success of this plan.
     The preponderance of the prescription transaction fees that we currently receive are from two pharmacy benefit managers, which manage the prescription benefits for their health plan customers, and one electronic script aggregator, which receives scripts written by the physician user of our PocketScript e-Prescribing service and transmits them via electronic data interchange to retail pharmacies. Our contracts with these entities are short term, meaning that the other party could cancel the contract and require us to renegotiate the contract at lower fee levels or on other unfavorable terms and conditions. These unfavorable terms and conditions could increase our costs and could require us to revise our business model.
     In sum, there is no assurance as to whether we will be able to, or whether and how quickly, we will be able to increase our user base or prescription transaction fees or whether we will be able to generate other fees to such a level that would enable this line of business to operate profitably. If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our-e-Prescribing business, or raise additional capital.
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
     There are many large, well-funded participants in the information technology security industry. Companies that compete with our Zix-branded Email Encryption business include content management and secure delivery companies, such as Tumbleweed Communications Corp., and other secure delivery participants, such as Voltage Security, PostX, PGP Corporation, Certified Mail, Authentica and Sigaba Corporation.
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
     Our inability to successfully execute timely development and introduction of new Email Encryption and e-Prescribing services and related services and to implement technological changes could harm our business.
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
     As of June 30, 2006, we have $2.2 million of goodwill on our balance sheet relating to the Email encryption segment. Goodwill is evaluated at least on an annual basis or whenever there is a reason to question if the goodwill values are impaired. We also have $3.3 million of property and other long-lived assets. The carrying value of these assets are evaluated whenever there is reason to question if the values are impaired. Future events could impact the valuation of goodwill and long-lived assets. It is possible that we may incur further charges for other asset impairments in the future as we evaluate the prospects of our various lines of business.
     Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and/or upgrade our systems to meet increased use, which would result in reduced revenues.
     While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point we may be required to materially expand and/or upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage of our network, particularly since we have significantly expanded our potential customer base by the growing use of our PocketScript service. In addition, we may not be able to expand and/or upgrade our systems and network hardware and software capabilities in a timely manner to accommodate increased traffic on our network. If we do not appropriately expand and/or upgrade our systems and network hardware and software in a timely fashion, we may lose customers and revenues.
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
     The Company has filed a motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and also pursuant to the Private Securities Litigation Reform Act. The Company anticipates that it will be some months before the U.S. District Court rules on the Company’s motion. However, there is no assurance that the Court will rule favorably on the Company’s motion to dismiss the consolidated securities lawsuits.
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
     Exports of software solutions and services using encryption technology, such as our Email Encryption services, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our solutions and services to almost all countries, the list of countries to which our solutions and services cannot be exported could be revised in the future. Furthermore, some countries impose restrictions on the use of encryption solutions and services, such as ours. Failure to obtain the required governmental approvals would preclude the sale or use of our solutions and services in international markets and therefore, harm the Company’s ability to grow sales through expansion into international markets.
     Furthermore, boards of pharmacy in the various states in which our e-Prescribing business operates regulate the process by which physicians write prescriptions. While regulations in the states in which our e-Prescribing business currently operates generally permit the electronic writing of prescriptions, such regulations could be revised in the future. Moreover, regulations in states in which our e-Prescribing business does not currently operate may not be as favorable and may impede our ability to develop business in these states.
     The federal government has recently adopted final regulations to create an exception to the prohibition on physicians’ referrals to healthcare entities with which they have financial relationships for certain electronic prescribing arrangements, to be codified at 42 C.F.R. §411.357(v), and an exception to the related federal health care anti-kickback rules for certain electronic prescribing arrangements, to be codified at 42 C.F.R. §1001.952(x). The purpose of the regulations is to encourage physicians to use electronic prescribing systems to create and deliver prescriptions to the pharmacy. The regulations seek to accomplish this purpose by creating certain safe harbors that are intended to encourage health care entities, such as health insurance companies and hospitals, to provide financial incentives to physicians to use electronic prescribing systems. There is no assurance that the regulations will actually encourage the use of electronic prescribing systems. Furthermore, the regulations could provide other participants in the market a competitive advantage or could have currently unforeseen consequences that harm our business.
     Also, future state or federal regulation could mandate standards for the electronic writing of prescriptions or for the secure electronic transmittal of personal health information through the Internet that our technology and systems do not comply with, which would require us to modify our technology and systems. Many of these standards are currently being pilot tested in their initial form and may be subject to change, accelerated compliance restrictions or select re-implementations, based on resulting industry recommendations. The costs of compliance could be substantial.
     Our stock price may be volatile.
     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. The Company’s stock price has been trading at or near $1.00 per share in recent months. To maintain its listing on NASDAQ, the closing bid price of the Company’s common stock cannot fall below $1.00 per share for 30 consecutive business days. If this were to occur, the Company would not be compliant with the NASDAQ listing requirements. This non-compliance could cause the price of the Company’s common stock to decrease. If so, the Company’s common stock price could remain at this lower level for some time, depending on a variety of factors, including the Company’s ability to improve its business fundamentals and demonstrate its ability to cure the non-compliance and maintain its NASDAQ listing. The NASDAQ rules provide that the Company would have at least 180 days (and an additional 180 days under certain circumstances) to “cure” the minimum bid non-compliance. However, there is no assurance that the Company would be successful in curing the non-compliance and maintaining its NASDAQ listing.
     Furthermore, our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last few years. As of August 1, 2006, there was a reported short position in our common stock of 2,501,134 shares, which may affect the volatility of our stock price.
     We have a significant amount of stock options and warrants outstanding and may issue additional equity securities in the future. Exercise of the outstanding options and warrants, and future issuances of other securities will dilute the ownership interests of existing shareholders.
     In January 2004, we acquired substantially all of the assets and business of MyDocOnline, Inc., a subsidiary of Aventis Pharmaceuticals, Inc., and a provider of secure Web-based communications, disease management, and laboratory information solutions. In connection with the acquisition, Aventis Inc. loaned us $3.0 million, which amount may be prepaid by us at our discretion and is due and payable on March 15, 2007. The principal portion of the note may be re-paid, subject to certain limitations, at our option, using shares of our common stock (valued at the time of the re-payment). If re-paid using shares of our common stock on March 15, 2007, the note is payable at 90% of the principal amount owing ($2,700,000). Using the closing price of our common stock on August 1, 2006, of $0.99 per share, the number of shares that would be issuable to the note principal would be 2,727,273.
     We have outstanding warrants and options, including options held by our employees, covering approximately 24 million shares of our common stock with exercise prices ranging from $1.42 to $57.60.

     The issuances of shares of common stock in respect of the Sanofi-Aventis promissory note and these warrants and options would result in a substantial voting dilution of our current shareholders. Any sales in the public market of the common stock issuable upon such conversion or redemption of the note or exercise of the warrants and options could adversely affect prevailing market prices of our common stock.
     In the future, we may determine to seek additional capital funding or to acquire additional businesses, which could involve the issuance of one or more types of equity securities, including convertible debt, common and convertible preferred stock, and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price of our common stock. In addition, we motivate our employees and attract new employees by issuing shares of our common stock and options to purchase shares of our common stock. The interest of our existing shareholders may be diluted by any equity securities issued in capital funding financings or business acquisitions and would be diluted by any such future share issuances and stock option grants to employees.
     Finally, as a result of the anti-dilution provisions of the warrants described above, we may be obligated to register with the SEC additional shares of common stock issuable to the warrant holders for public resale.
     The Company may be required to pay liquidated damages in the event one or more of the registration statements it has filed with the SEC for the benefit of third parties ceases to be effective.
     The Company has filed a number of registration statements with the SEC for the benefit of third parties. These registration statements permit the public resale of the Company’s common stock or options or warrants to purchase the Company’s common stock held by these parties. In some cases, the Company would be required to pay liquidated damages to the third parties if the Company fails to maintain the effectiveness of the relevant registration statement for the contractually required period of time. The amount of damages the Company would be required to pay could be substantial, as a percentage of the Company’s cash on hand, depending on when the registration statement ceased to be effective. See, for example, Note 13 to the Company’s condensed consolidated financial statements, regarding the potential payment of liquidated damages related to April 5, 2006 Private Placement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006, pertaining to the issuance by the Company of shares of the Company’s common stock and warrants to acquire the Company’s common stock.

The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, including funding the Company’s business plan. These securities were issued in a private placement transaction exempt from registration under the Securities Act of 1933 in accordance with the provisions of Section 4(2) thereof and Regulation D promulgated thereunder. Subsequently, the Company filed with the SEC a Registration Statement on Form S-3 (333-133435) pertaining to these securities. The Registration Statement was declared effective by the SEC in May 2006, and permits the public resale of the privately issued common stock shares and the common stock shares issuable upon the exercise of the privately issued warrants by the purchasers thereof and permitted assignees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its annual meeting of shareholders on June 13, 2006. At the meeting, the following four proposals were considered:
1.	The shareholders elected as directors of the Company, Robert C. Hausmann, Charles N. Kahn III, James S. Marston, Antonio R. Sanchez III, Paul E. Schlosberg, Richard D. Spurr, and Dr. Ben G. Streetman. The following tabulation shows the votes with respect to this matter:

		Shares
Nominee	Shares For	Withheld
Robert C. Hausmann	46,052,976	4,149,077
Charles N. Kahn III	46,052,648	4,149,405
James S. Marston	46,011,876	4,190,177
Antonio R. Sanchez III	43,592,356	6,609,697
Paul E. Schlosberg	46,035,192	4,166,861
Richard D. Spurr	45,899,607	4,302,446
Dr. Ben G. Streetman	46,040,869	4,161,184
2.	The shareholders voted to approve the adoption of the Zix Corporation 2006 Directors’ Stock Option Plan. The following tabulation shows the votes with respect to this matter:

For	18,595,293
Against	6,074,416
Abstain	255,591
Broker NonVotes	25,276,753
3.	The shareholders voted to approve the adoption of an amendment to the Zix Corporation 2005 Stock Compensation Plan. The following tabulation shows the votes with respect to this matter:

For	18,669,741
Against	6,002,449
Abstain	253,110
Broker NonVotes	25,276,753
4.	The shareholders voted to approve the issuance of shares in excess of the share cap in relation to the convertible notes and warrants issued November 1, 2004:

For	13,908,268
Against	10,014,120
Abstain	251,648
Broker NonVotes	26,028,017

     All four proposals were approved.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

4.1	Securities Purchase Agreement, dated as of April 4, 2006, by and between Zix Corporation and the Purchasers listed on Schedule A thereto. Filed as Exhibit 4.1 to the Company’s Form 8-K, dated April 5, 2006.

4.2	Form of Warrant to purchase shares of Common Stock of Zix Corporation issued in connection with the Securities Purchase Agreement noted in 4.1. Filed as Exhibit 4.2 to the Company’s Form 8-K, dated April 5, 2006.

10.1	Zix Corporation 2006 Directors’ Stock Option Plan. Filed as Exhibit 10.1 to the Company’s Form 8-K, dated June 14, 2006, and incorporated herein by reference.

10.2	Zix Corporation 2005 Stock Compensation Plan (amended and restated as of June 13, 2006). Filed as Exhibit 10.2 to the Company’s Form 8-K, dated June 14, 2006, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION

(Registrant)

Date: August 9, 2006	By: /s/ Bradley C. Almond

Bradley C. Almond
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)