Form 10-Q
period 2006-09-30
ZIX CORP
filed 2006-11-09
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding at November 1, 2006 59,638,839

i

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,842,000	$20,240,000
Restricted cash	—	5,100,000
Receivables, net	637,000	149,000
Prepaid and other current assets	1,586,000	1,845,000

Total current assets	17,065,000	27,334,000
Restricted cash	35,000	35,000
Property and equipment, net	2,676,000	3,652,000
Intangible assets, net	93,000	559,000
Goodwill	2,161,000	2,161,000
Deferred financing costs and other assets	96,000	374,000

	$22,126,000	$34,115,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,113,000	$1,313,000
Accrued expenses	3,076,000	3,749,000
Deferred revenue	7,751,000	7,087,000
Customer deposits	2,024,000	1,000,000
Capital lease obligations	—	165,000
Promissory note payable	2,548,000	—
Short-term note payable	37,000	268,000
Convertible promissory note payable	—	4,404,000

Total current liabilities	16,549,000	17,986,000
Long-term liabilities:
Deferred revenue	1,670,000	1,261,000
Derivative liabilities	2,110,000	—
Customer deposits	—	2,000,000
Promissory note payable	—	2,226,000
Deferred rent	343,000	245,000

Total long-term liabilities	4,123,000	5,732,000

	20,672,000	23,718,000

Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 61,966,020 issued and 59,638,839 outstanding in 2006 and 51,932,561 issued and 49,605,380 outstanding in 2005	620,000	519,000
Additional paid-in capital	315,528,000	308,461,000
Treasury stock, at cost; 2,327,181 common shares in 2006 and 2005	(11,507,000)	(11,507,000)
Accumulated deficit	(303,187,000)	(287,076,000)

Total stockholders’ equity	1,454,000	10,397,000

	$22,126,000	$34,115,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Services	$4,710,000	$3,467,000	$12,814,000	$9,964,000
Hardware	—	17,000	—	443,000
Software	—	—	—	109,000

Total revenues	4,710,000	3,484,000	12,814,000	10,516,000
Cost of revenues	3,131,000	3,580,000	9,596,000	10,979,000

Gross margin (loss)	1,579,000	(96,000)	3,218,000	(463,000)
Operating expenses:
Research and development expenses	1,630,000	1,495,000	4,851,000	5,005,000
Selling, general and administrative expenses	5,210,000	6,192,000	18,351,000	20,253,000
Customer deposit forfeiture	—	—	(1,000,000)	(960,000)
(Gain) loss on sale of product lines	(11,000)	4,649,000	(11,000)	3,699,000
Asset impairment charge	125,000	—	125,000	—

Total operating expenses	6,954,000	12,336,000	22,316,000	27,997,000

Operating loss	(5,375,000)	(12,432,000)	(19,098,000)	(28,460,000)
Other (expense) income:
Investment and other income	229,000	178,000	740,000	464,000
Interest expense	(114,000)	(2,205,000)	(1,009,000)	(5,031,000)
Gain on derivative liabilities	1,120,000	—	4,050,000	—
Loss on extinguishment of convertible debt	—	—	(871,000)	—

Total other (expense) income	1,235,000	(2,027,000)	2,910,000	(4,567,000)

Loss before income taxes	(4,140,000)	(14,459,000)	(16,188,000)	(33,027,000)
Income tax benefit (expense)	(11,000)	(22,000)	77,000	59,000

Net loss	$(4,151,000)	$(14,481,000)	$(16,111,000)	$(32,968,000)

Basic and diluted loss per common share	$(0.07)	$(0.40)	$(0.29)	$(0.98)

Basic and diluted weighted average common shares outstanding	59,638,839	36,499,291	56,201,207	33,744,143

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 1, 2006	51,932,561	$519,000	$308,461,000	$(11,507,000)	$(287,076,000)	$10,397,000
Issuance of common stock and related warrants upon private investment (net of issuance costs)	9,930,000	100,000	4,648,000	—	—	4,748,000
Common stock issued to employees for compensation in lieu of cash	82,196	1,000	156,000	—	—	157,000
Common stock issued in lieu of cash for third-party services	21,263	—	30,000	—	—	30,000
Employee share-based compensation costs	—	—	2,008,000	—	—	2,008,000
Valuation of additional warrants issued relating to the convertible promissory notes payable	—	—	50,000	—	—	50,000
Valuation of beneficial conversion feature in convertible promissory note resulting from the private placement of common stock	—	—	459,000	—	—	459,000
Valuation of additional anti-dilutive warrants issued upon private placement of common stock	—	—	74,000	—	—	74,000
Valuation of additional warrants issued upon retirement of convertible promissory note	—	—	6,000	—	—	6,000
Reversal of unamortized valuation of beneficial conversion feature upon retirement of convertible promissory note	—	—	(365,000)	—	—	(365,000)
Other	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	(16,111,000)	(16,111,000)

Balance, September 30, 2006	61,966,020	$620,000	$315,528,000	$(11,507,000)	$(303,187,000)	$1,454,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(16,111,000)	$(32,968,000)
Non-cash items in net loss:
Depreciation and amortization	2,195,000	3,246,000
Amortization of debt discount / premium, financing costs and other	797,000	4,053,000
Value of additional warrants issued	10,000	—
Common stock issued to employees and non-employee in lieu of cash	187,000	1,012,000
Loss on extinguishment of convertible debt	871,000	—
Gain on derivative liabilities	(4,050,000)	—
Employee share-based compensation costs	2,008,000	—
Customer deposit forfeiture	(1,000,000)	(960,000)
Changes in deferred taxes	(96,000)	—
Asset impairment charge	125,000	—
Common stock issued in lieu of cash interest payments	—	608,000
Non-employee stock-based compensation costs	1,000	96,000
(Gain) loss on sale of product lines	(11,000)	3,699,000
Changes in operating assets and liabilities:
Accounts receivable	(488,000)	339,000
Other assets	278,000	686,000
Accounts payable	(73,000)	(549,000)
Deferred revenue	1,073,000	2,233,000
Accrued and other liabilities	(586,000)	(679,000)

Net cash used by operating activities	(14,870,000)	(19,184,000)
Investing activities:
Purchases of property and equipment	(1,024,000)	(1,299,000)
Sales and maturities of marketable securities	—	16,000,000
Purchase of restricted cash investment	—	(39,000)
Proceeds from restricted cash investments	5,100,000	—
Proceeds from sale of product lines	11,000	2,809,000

Net cash provided by investing activities	4,087,000	17,471,000
Financing activities:
Proceeds from private placement of common stock	11,817,000	15,016,000
Payment of expenses relating to private placement of common stock	(836,000)	(333,000)
Payment of convertible debt	(5,000,000)	—
Payment of premium on convertible debt	(200,000)	—
Payment of short-term note payable, capital leases and other	(396,000)	(401,000)
Proceeds from exercise of stock options	—	28,000
Proceeds from exercise of warrants	—	1,355,000
Other	—	(28,000)

Net cash provided by financing activities	5,385,000	15,637,000

(Decrease) increase in cash and cash equivalents	(5,398,000)	13,924,000
Cash and cash equivalents, beginning of period	20,240,000	3,856,000

Cash and cash equivalents, end of period	$14,842,000	$17,780,000

See notes to condensed consolidated financial statements.

v

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or “the Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2005 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.
2. Company Overview and Liquidity
     As of January 1, 2006, the Company operates two reporting segments, Email Encryption and e-Prescribing, which provide services that protect, manage and deliver sensitive electronic information and provide electronic prescribing at the point of care.
     Email Encryption is a comprehensive suite of secure messaging services, which allows an enterprise to use policy driven rules to determine which emails need to be sent securely in order to comply with regulations or corporate policy. Email Encryption is commonly referred to as Secure Messaging. e-Prescribing consists of a single product line named PocketScript. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology for better patient care at the point of delivery. The Company’s Email Encryption service is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. The e-Prescribing service is also offered as a hosted-service solution, however, the end-users’ set-up costs and initial service period are typically paid by a sponsoring health benefits insurance provider (a “payor”). Both Email Encryption and e-Prescribing services require a significant up-front investment to establish service and secure enough subscribers to make the businesses profitable.
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
     In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions, which enhanced the Company’s Secure Messaging product segment.

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
     Also in 2004, Secure Messaging was combined with the Elron products (Message Inspector and Web Inspector or “MI/WI”) and referred to as the eSecure product line and e-Prescribing was combined with the MyDocOnLine product (Dr. Chart) and referred to as the eHealth product line.
     In late 2004, the Company made a strategic decision to focus the Company’s resources and efforts towards the two “core products” of the Secure Messaging and e-Prescribing. Subsequently, on November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits, which was one of the products acquired in the MyDocOnline acquisition.
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
The Company announced in the second quarter of 2006 that it was in the process of reducing its quarterly spending by way of a reduction in workforce and reductions in non-headcount related areas. On August 8, 2006, the Company announced that the targeted cost reductions would be increased to equal approximately a 25% reduction in quarterly spending when compared with the first quarter of 2006. The purpose of these reductions is to streamline the Company’s operating costs in order to strengthen the Company’s liquidity position by more closely matching its cost structure to near-term revenue opportunities. As of November 1, 2006, the Company has substantially completed the headcount reductions.
     For the three-month and nine-month periods ended September 30, 2006, the Company recorded one-time termination expenses of $295,000 and $640,000, respectively. As of September 30, 2006, $79,000 was accrued and is expected to be paid during the remainder of 2006. The total one-time termination expense was recorded to the following line items of the Company’s condensed consolidated statement of operations.

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenues	$44,000	$47,000
Research and development expenses	79,000	92,000
Selling, general and administrative expenses	172,000	501,000

Total one-time termination expense	$295,000	$640,000

     The following table summarizes the one-time termination expense impact for the three and nine months ended September 30, 2006, by business segment:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Email Encryption	$128,000	$157,000
e-Prescribing	112,000	250,000
Corporate	55,000	233,000

Total one-time termination expense	$295,000	$640,000

     Based on the Company’s size after the cost reduction actions taken in 2006 and current order and deployment rates as of September 30, 2006, the operating spending plus capital asset purchases for the next twelve months is projected to be $33,000,000 to $34,000,000. Payment of the note payable to Aventis in cash (see Note 12), should the Company choose to pay the note in cash versus payment in the Company’s common stock as allowed in the note, would increase these projected spending amounts. Using flat year-on-year order rates for Email Encryption, progressive improvements from Email Encryption channels, consistent renewal rates for subscribers, an expectation of cash flow from Payors with whom the Company has a current relationship, and modest success in new Payor Sponsorships as well as selling the Company’s Payor Services, cash receipt projections for the next twelve months are projected to be $26,750,000 to $28,000,000. These cash receipt projections, when combined with $14,842,000 unrestricted cash on hand at September 30, 2006 provide for an estimated $41,592,000 to $42,842,000 in cash available to fund the expected operational spending of $33,000,000 to $34,000,000 for the next twelve months.
     The Company believes it has adequate resources and liquidity to sustain operations for at least the next twelve months and is targeting cash flow improvements through increased cash receipts to augment its liquidity beyond that time. The Company’s belief takes into account the following factors: completion of the recently announced reduction in workforce, relatively low contractual spending commitments over the next twelve months, historically high renewal rates for Email Encryption, continued additions of new customers in the Email Encryption business consistent with levels experienced during the past twelve months, the discretionary nature of the cash spending in excess of cash receipts in the emerging area of e-Prescribing and the general flexibility overall Company spending.
     As contractual cash collections and expected increases in cash sources are not always certain, the Company has some ability to adjust cash spending to react to any shortfalls in actual cash collections or to adjust spending in certain investment areas should cash receipts make that possible or, if warranted and if the terms are acceptable, with additional external financing, receipts from exercised stock options and warrants of the Company’s common stock or strategic partnerships. However, operating in emerging and developing markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a timely manner its targeted improvements in operating performance. Beyond the twelve months beginning October 1, 2006, and should business results not improve sufficiently as projected, the Company could have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the current price of the Company’s common stock. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued performance in Email Encryption will ultimately be the most significant operational determinants of liquidity.
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
     The Company develops, markets, licenses and supports electronic information protection services and related software products. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based services, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, for Email Encryption services the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
     The Email Encryption services of ZixMail, ZixVPM, ZixPort, and ZixDirect are subscription-based services. In the first nine months of 2005, subscription-based services also included Dr. Chart. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenue ratably over the subscription period.
     On September 30, 2005, the Dr. Chart product line was sold to MITEM. This product line was acquired in January 2004 through the acquisition of MyDocOnline, Inc. For the three and nine-month periods ended September 30, 2005, Dr. Chart product line contributed $135,000 and $330,000 in revenue, respectively (see Note 7).
     e-Prescribing service arrangements contain multiple deliverables including both hardware and services. Due to the lack of VSOE, these elements are combined into a single unit of accounting and, similar to Email Encryption, recognized as service revenue ratably over the longer of the subscription term or expected renewal period. Revenue recognition begins upon installation of the required hardware and commencement of service. Prior to the third quarter 2005, the Company did maintain VSOE for certain service elements of the e-Prescribing service. Accordingly, the residual value assigned to the PocketScript handheld device was recognized as revenue upon installation. The fair value of the undelivered services are being recognized ratably over the period in which those services are delivered.
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
     On March 11, 2005, the MI/WI product lines were sold to CyberGuard. For the nine months ended September 30, 2005, MI/WI contributed $646,000 in revenue. The product lines contributed no revenue for the three months ended September 30, 2005 (see Note 7).
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
     For the three months ended September 30, 2006 and 2005, Blue Cross and Blue Shield of Massachusetts, Inc., an e-Prescribing customer, accounted for approximately 12% ($545,000) and 13% ($465,000) of total revenues, respectively. No other single customer accounted for 10% or more of the Company’s total revenues for the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, Blue Cross and Blue Shield of Massachusetts, Inc. accounted for approximately 10% ($1,329,000) and 18% ($1,850,000) of total revenues, respectively. No other single customer accounted for 10% or more of the Company’s total revenues for the nine months ended September 30, 2006 and 2005.
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
     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment. In addition, Corporate also includes the revenues and direct costs of products that have been sold or otherwise discontinued by the Company. In 2005, the Company sold two product lines: MI/WI and Dr. Chart (see Note 7). These products contributed $135,000 and $976,000 of revenue in the three and nine months ended September 30, 2005, respectively.
     Prior to January 1, 2006, the Company was operated and managed as a single reporting unit. Amounts shown below for any period prior to January 1, 2006, are estimations prepared for comparative purposes only.

	Three Months Ended September 30, 2006				Three Months Ended September 30, 2005
	Email	e-			Email	e-
	Encryption	Prescribing	Corporate	Total	Encryption	Prescribing	Corporate	Total
Revenues	$3,585,000	$1,125,000	$—	$4,710,000	$2,687,000	$662,000	$135,000	$3,484,000
Cost of revenues	1,297,000	1,834,000	—	3,131,000	1,284,000	1,894,000	402,000	3,580,000

Gross margin (loss)	2,288,000	(709,000)	—	1,579,000	1,403,000	(1,232,000)	(267,000)	(96,000)
Direct expenses	2,703,000	2,452,000	—	5,155,000	3,021,000	2,267,000	225,000	5,513,000

Segment loss	(415,000)	(3,161,000)	—	(3,576,000)	(1,618,000)	(3,499,000)	(492,000)	(5,609,000)
Unallocated (expense) / income:
Marketing, general and administrative expense	—	—	(1,685,000)	(1,685,000)	—	—	(2,174,000)	(2,174,000)
Gain (loss) on sale of product line	—	—	11,000	11,000	—	—	(4,649,000)	(4,649,000)
Asset impairment charge	—	—	(125,000)	(125,000)	—	—	—	—
Customer deposit forfeiture	—	—	—	—	—	—	—	—
Gain on derivatives	—	—	1,120,000	1,120,000	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Investment and other income	—	—	229,000	229,000	—	—	178,000	178,000
Interest expense	—	—	(114,000)	(114,000)	—	—	(2,205,000)	(2,205,000)

Total unallocated	—	—	(564,000)	(564,000)	—	—	(8,850,000)	(8,850,000)

Loss before income taxes	$(415,000)	$(3,161,000)	$(564,000)	$(4,140,000)	$(1,618,000)	$(3,499,000)	$(9,342,000)	$(14,459,000)

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
	Email	e-			Email	e-
	Encryption	Prescribing	Corporate	Total	Encryption	Prescribing	Corporate	Total
Revenues	$10,287,000	$2,527,000	$—	$12,814,000	$7,164,000	$2,376,000	$976,000	$10,516,000
Cost of revenues	4,082,000	5,514,000	—	9,596,000	3,948,000	5,425,000	1,606,000	10,979,000

Gross margin (loss)	6,205,000	(2,987,000)	—	3,218,000	3,216,000	(3,049,000)	(630,000)	(463,000)
Direct expenses	8,426,000	7,920,000	—	16,346,000	9,136,000	7,199,000	1,175,000	17,510,000

Segment loss	(2,221,000)	(10,907,000)	—	(13,128,000)	(5,920,000)	(10,248,000)	(1,805,000)	(17,973,000)
Unallocated (expense) / income:
Marketing, general and administrative expense	—	—	(6,856,000)	(6,856,000)	—	—	(7,748,000)	(7,748,000)
Gain (loss) on sales of product line	—	—	11,000	11,000	—	—	(3,699,000)	(3,699,000)
Asset impairment charge	—	—	(125,000)	(125,000)	—	—	—	—
Customer deposit forfeiture	—	—	1,000,000	1,000,000	—	—	960,000	960,000
Gain on derivatives	—	—	4,050,000	4,050,000	—	—	—	—
Loss on extinguishment of debt	—	—	(871,000)	(871,000)	—	—	—	—
Investment and other income	—	—	740,000	740,000	—	—	464,000	464,000
Interest expense	—	—	(1,009,000)	(1,009,000)	—	—	(5,031,000)	(5,031,000)

Total unallocated	—	—	(3,060,000)	(3,060,000)	—	—	(15,054,000)	(15,054,000)

Loss before income taxes	$(2,221,000)	$(10,907,000)	$(3,060,000)	$(16,188,000)	$(5,920,000)	$(10,248,000)	$(16,859,000)	$(33,027,000)

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

	September 30, 2006				December 31, 2005
	Email	e-			Email	e-
	Encryption	Prescribing	Corporate	Total	Encryption	Prescribing	Corporate	Total
Total assets	$3,321,000	$1,339,000	$17,466,000	$22,126,000	$3,969,000	$1,436,000	$28,710,000	$34,115,000

5. Stock Options and Stock-based Employee Compensation
     Below is a summary of common stock options outstanding at September 30, 2006:

	Authorized	Options	Options	Available
	Shares	Outstanding	Vested	for Grant
Employee and Director Stock Option Plans:
1990 Stock Option Plan	345,045	2,500	2,500	—
1992 Stock Option Plan	450,000	65,666	65,666	—
1995 Long-term Incentive Plan	1,825,000	1,286,875	958,125	—
1996 Director’s Stock Option Plan	225,000	60,000	60,000	—
1999 Director’s Stock Option Plan	975,000	826,153	770,625	—
2001 Stock Option Plan	2,525,000	1,836,258	965,966	222,832
2001 Employee Stock Option Plan	300,000	192,382	171,571	64,071
2003 New Employee Stock Option Plan	500,000	431,267	359,950	68,733
2004 Stock Option Plan	3,200,000	1,648,911	673,786	1,551,089
2004 Director’s Stock Option Plan	300,000	270,833	181,667	29,167
2006 Director’s Stock Option Plan	750,000	194,190	32,365	555,810

Total employee and director stock option plans	11,395,045	6,815,035	4,242,221	2,491,702
Executive Stock Option Agreements:
John A. Ryan, former Chairman and CEO	1,000,000	1,000,000	1,000,000	—
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	561,364	—
Other executive stock option agreements	450,000	125,000	125,000	—

Total executive stock option agreements	2,100,000	1,775,000	1,686,364	—
Other stock option agreements	70,000	70,000	70,000	—

Total	13,565,045	8,660,035	5,998,585	2,491,702

     Under all of the Company’s stock option plans, new shares are issued when options are exercised.
Employee and Director Stock Option Plans
     The Company has non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. The exercise price of options granted under these plans are generally not less than the fair market value at the date of grant and, subject to termination of employment, generally expire ten years from the date of grant. Employee options generally vest in installments over three years. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At September 30, 2006, 2,491,702 shares of common stock were available for future grants under the Company’s stock option plans.
Executive Stock Option Agreements:
     John A. Ryan — In November 2001, Mr. John A. Ryan was appointed chairman, president and chief executive officer of the Company. Mr. Ryan received options to acquire 1,000,000 shares of ZixCorp common stock at an exercise price of $5.24 per share that became fully vested in November 2003, and all were still outstanding on September 30, 2006. Mr. Ryan resigned as Chief Executive Officer and Chairman of the Board in February and October 2005, respectively.
     Richard D. Spurr — In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vests quarterly through January 2007 on a pro rata basis. The options automatically vest 100% in the event of a change in control of the Company. At September 30, 2006, all 650,000 options were still outstanding. Mr. Spurr was appointed Chief Executive Officer in March 2005, and Chairman of the Board in February 2006.

     Other Executive Stock Option Agreements - In 2001 and 2002, options to purchase 450,000 shares of common stock were granted to key Company executives, which became fully vested in March 2005. At September 30, 2006, 125,000 options remain outstanding with an exercise price of $5.25 per share.
Other Stock Option Agreements:
     From time to time the Company may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At September 30, 2006, options outstanding to non-employees were 285,000, of which 215,000 were granted from employee or director stock option plans and the remaining 70,000 issued under other stock option agreements.
Accounting Treatment
     On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the condensed consolidated financial statements as of September 30, 2005, and for the three and nine months then ended have not been restated to reflect the impact of SFAS 123(R).
     For the three and nine months ended September 30, 2006, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $568,000 and $2,008,000, respectively. This amount includes (i) compensation expense related to stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and (ii) compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The incremental stock-based compensation expense caused loss before taxes and net loss to increase by $568,000 and $2,008,000 and the basic and diluted net loss per share to increase by $0.01 and $0.04 per share for the three and nine months ended September 30, 2006, respectively.
     For the three and nine months ended September 30, 2006, the total stock-based compensation expense was recorded to the following line items of the Company’s condensed consolidated statement of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenues	$33,000	$96,000
Research and development expenses	30,000	88,000
Selling, general and administrative expenses	505,000	1,824,000

Stock-based compensation expense	$568,000	$2,008,000

     There were no stock option exercises for the nine months ended September 30, 2006; therefore, no excess tax benefits were recorded. A deferred tax asset totaling $763,000, resulting from stock-based compensation expense recognized in the first nine months of 2006, was recorded and $719,000 of that total, which relates to stock option compensation costs for U.S. employees, was fully reserved as of September 30, 2006, because of the Company’s historical net losses for its United States operations. The difference of $44,000, which relates to stock option compensation costs for Canadian employees, was recognized as an income tax benefit in the statement of operations for the period.
     SFAS 123(R) requires the Company to calculate the pool of excess tax benefits, or the additional paid-in capital (“APIC”) pool, available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. Pursuant to the provisions of FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, the Company adopted the alternative method for determining the tax effects of share-based compensation, which among other things, provides a simplified method for estimating the beginning APIC pool balance.
     Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board (“APB”) No. 25 to account for its stock-based awards. The following table details the effect on the Company’s net loss and loss per common share had compensation expense for employee stock-based awards been recorded in the three and nine-month periods ended September 30, 2005, based on the fair value method under SFAS 123(R):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(14,481,000)	$(32,968,000)
Deduct pro forma stock compensation expense computed under the fair value method	(1,383,000)	(4,745,000)

Pro forma net loss	$(15,864,000)	$(37,713,000)

Basic and diluted loss per common share:
As reported	$(0.40)	$(0.98)

Pro forma	$(0.43)	$(1.12)

     During the first quarter of 2006 and with shareholder approval, the Company extended the contract life of 306,143 options held by one former director. As a result of this modification, the Company recognized an additional compensation expense of $34,000 in the period.
     As of September 30, 2006, there was $2,409,000 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.10 years.
     The Company used the BSOPM to determine the fair value of option grants made during the first three quarters of 2006 and 2005. The Company estimated the average holding period of vested options to be two years from the vesting period (1.6 – 1.8 years) for options granted before 2006, but used the “simplified” method per SEC Staff Accounting Bulletin No. 107, Share Based Payment, to calculate the estimated life of options granted to employees subsequent to December 31, 2005. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options. The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.91%	4.01%	4.63%	3.29%
Expected option life	5.9 years	3.8 years	5.8 years	3.6 years
Expected stock price volatility	92.36%	91.02%	95.49%	96.68%
Expected dividend yield	—	—	—	—
Fair value of options granted	$0.57	$2.04	$1.22	$2.43
Stock Option Activity
     The following is a summary of all stock option transactions for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	7,595,415	$7.03
Granted at market price	15,000	$1.93
Granted above market price	2,265,410	$2.84
Cancelled or expired	(1,215,790)	$5.67
Exercised	—	$—

Outstanding at September 30, 2006	8,660,035	$6.11	6.46	$—

Options exercisable at September 30, 2006	5,998,585	$7.14	5.74	$—

     At September 30, 2006, the Company had no stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. Therefore, the intrinsic value is zero on all options.
     The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2006, was $0.57 and $1.22, respectively. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2005 was $2.04 and $2.43, respectively. A significant factor in the difference between the 2006 and 2005 valuations is the Company’s 2006 practice of granting options with exercise prices in excess of the market price of the Company’s common stock on the date of grant. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006, and 2005, was not material in either period.

Common Stock Issued in Lieu of Cash
     In the third quarter of 2003, the Company implemented a program whereby non-executive employees were paid certain incentive compensation, such as commissions, with Company common stock rather than cash. This program was authorized to grant 600,000 shares in-lieu of compensation. In May 2005, shareholders approved an additional 500,000 shares for this program, which was expanded to include executive incentive pay as well. In June 2006, shareholders approved an additional 500,000 shares for this program bringing the total to 1,600,000 shares. At September 30, 2006, a total of 980,328 shares of common stock had been granted under the program. During the three months ended September 30, 2006, the Company granted no unrestricted shares of common stock under this program. For the nine months ended September 30, 2006 the Company granted 103,459 shares of common stock under this program. The common stock granted under this program had a weighted average fair value of $1.78 per share for the nine months ended September 30, 2006. The Company valued this stock at the fair value on the date of grant. For the three and nine months ended September 30, 2006 and 2005, the Company incurred non-cash expense relating to common stock issue in lieu of cash consisting of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Common stock issued to employees for compensation in lieu of cash	$—	$769,000	$157,000	$1,012,000
Stock granted to third parties	—	—	30,000	—

Total	$—	$769,000	$187,000	$1,012,000

6. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and noncash activities:

	Nine Months Ended September 30,
	2006	2005
Cash paid for interest	$263,000	$307,000

Cash (refunded) paid for income tax	$(21,000)	$321,000

Noncash investing and financing activities:
Accrued expenses relating to purchase of fixed asset	$127,000	$—

Assets sold to customers as part of their subscription service	$19,000	$—

Accrued expenses related to private placement of common stock (Note 13)	$72,000	$(74,000)

Value of additional warrants issued (Note 12)	$130,000	$—

Valuation of beneficial conversion, net of subsequent reversal (Note 12)	$94,000	$2,518,000

Assets acquired on capital lease	$—	$160,000

Issuance of note receivable relating to the sale of Message Inspector and Web Inspector product lines (Note 7)	$—	$1,434,000

Stock redemption of convertible promissory notes payable (Note 12)	$—	$2,332,000

Revaluation of warrants resulting from restructure of convertible promissory notes payable (Note 12)	$—	$(375,000)

Insurance premiums financed by short-term note payable	$—	$84,000

7. Business Sales and Acquisitions
Sale of Dr. Chart, a product of MyDocOnline
     On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM. As consideration, the Company received $150,000 in cash paid immediately after closing, a promissory note with a principal amount of $550,000 payable by mid-August 2007, and a warrant exercisable for 400,000 shares of MITEM common stock. Additionally, subject to the conditions and limitations provided in the Asset Purchase Agreement, MITEM assumed all Dr. Chart customer contracts and obligations upon close of the sale, including net deferred revenues of approximately $739,000. Subsequent to the closing of the transaction, the promissory note was adjusted to a principal amount of $540,000 pursuant to the terms of the sales agreement. The note principal was due in six equal quarterly payments of $90,000 beginning May 15, 2006, and bore interest at a rate of 10% per annum. The promissory note was recorded as a note receivable and fully reserved at the time of the sale as the note’s collectability was not assured and no value was assigned to the warrants received.
     In September 2006, MITEM and Zix Corporation restructured the note receivable. The restructured note includes monthly payments, inclusive of interest, of $25,000 through December 2006. The monthly payments increase to $30,000 in 2007 and the final monthly installment is $140,000 in January 2008. The interest rate is unchanged at 10% and the restructured note receivable remains fully reserved.

     MITEM paid the required September 2006 payment of $25,000 and the Company recognized a gain on the payment of $11,000 as the note was fully reserved. The gain was recorded as a gain on the sale of the product line and reduced the overall loss on the sale of Dr. Chart to $4,740,000. Future gains will be recorded if MITEM continues to make their monthly payments.
     The following summarizes the carrying amount of assets and liabilities that were sold to or assumed by MITEM upon the close of the transaction, the allocation of the goodwill to the Dr. Chart product, and resulting loss from the sale:

Net assets sold (liabilities transferred):
Accounts receivable, net	$34,000
Equipment, net	37,000
Intangibles, net	575,000
Deferred revenue	(739,000)

Net	(93,000)
Goodwill	4,797,000
Net proceeds:
Cash receivable	150,000
Note receivable, net	—
Service obligation	(30,000)
Transaction fees	(150,000)

Net proceeds	(47,000)

Initial loss on sale of product line	(4,734,000)
Additional transaction fees recorded in fourth quarter 2005	(17,000)

Loss on sale of product line as of December 31, 2005	(4,751,000)
Payment received on fully reserved note receivable	11,000

Loss on sale of product line	$(4,740,000)

     Revenues for the Dr. Chart product line were $135,000 and $330,000 for the three and nine months ended September 30, 2005. Dr. Chart did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, its results of operations are included in the Company’s consolidated statements of operations for the respective periods.
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

     On the initial sales of the MI/WI product lines a gain of $950,000 was recognized in the quarter ended June 30, 2005. However, in the quarter ended September 30, 2005, the Company agreed to transfer an additional $85,000 of deferred revenue to CyberGuard resulting in a total gain on the sale of MI/WI of $1,035,000 for the year ended December 31, 2005.
     Revenues for the MI/WI product lines were $646,000 for the nine months ended September 30, 2005. MI/WI did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, its results of operations are included in the Company’s consolidated statements of operations for the respective periods.
     The Company also agreed to provide customary indemnification to CyberGuard for breaches of representations and warranties, covenants and other specified matters. The Company has evaluated this indemnification and determined that no accrual is necessary.
8. Restricted Cash
     Current and noncurrent restricted cash of $5,135,000 at December 31, 2005, relates primarily to a debt covenant on the convertible promissory note payable requiring the Company to maintain a minimum of $5,000,000 on deposit. This note was retired in June 2006 using the restricted cash balance (see Note 12). The remaining noncurrent restricted cash balance at September 30, 2006, of $35,000 relates to a Letter of Credit given as a security deposit on one of the Company’s office leases.
9. Accounts Receivable

	September 30,	December 31,
	2006	2005
Gross trade accounts receivable	$4,732,000	$3,136,000
Allowance for returns and doubtful accounts	(139,000)	(35,000)
Billed but unpaid portion of deferred revenue	(4,161,000)	(2,969,000)

Trade receivables, net	432,000	132,000
Taxes receivable	198,000	—
Other receivable	7,000	17,000

Total receivables, net	$637,000	$149,000

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
     No single customer accounted for 10% or more of gross trade accounts receivable at September 30, 2006 or December 31, 2005.
10. Intangible Assets and Goodwill
     At September 30, 2006, the Company’s intangible assets, all of which are subject to amortization, were comprised of developed technology, which resulted from the third quarter 2003 acquisition of PocketScript.

	September 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed technology	$2,034,000	$1,941,000	$93,000	$2,034,000	$1,475,000	$559,000

     The weighted average useful life for developed technology is three years as of September 30, 2006 and 2005. Amortization expense relating to intangible assets totaled $106,000 and $466,000 for the three and nine months ended September 30, 2006, and $288,000 and $1,020,000 for the three and nine months ended September 30, 2005, respectively.

     The expected future intangible amortization expense is as follows:

Three months ended December 31, 2006	$70,000
2007	23,000

Total	$93,000

     At September 30, 2006, and December 31, 2005, the Company had recorded goodwill totaling $2,161,000 which was originally recorded with the acquisition of Elron Software in the third quarter 2003 and is assigned to the Email Encryption segment. Goodwill of $2,161,000 was included in the carrying value of assets sold to CyberGuard in the sale of the Message Inspector and Web Inspector product lines (see Note 7). Goodwill of $4,797,000 was included in the carrying value of assets sold to MITEM in the sale of the MyDocOnline product line (see Note 7). The Company evaluates its goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There has been no impairment indicators to the goodwill recorded as of September 30, 2006.
11. Customer Deposit
     A Master Services Agreement was entered into with Sanofi-Aventis, Inc. (“Sanofi-Aventis”) for $4,000,000 in January 2004 for the Company’s performance of various future services in conjunction with the MyDocOnline acquisition. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to April 11, 2005, January 30, 2006, and January 30, 2007, respectively. The services will be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. Sanofi-Aventis paid the $4,000,000 upon execution of the Master Services Agreement.
     Since the Company’s services to be provided to Sanofi-Aventis were not fully defined, the $4,000,000 payment was recorded as a customer deposit. As the services are defined and priced in individual project agreements, the value of the defined element will be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services are not requested by Sanofi-Aventis by the dates outlined above, the deposit will be forfeited on an annual basis and ZixCorp will recognize the forfeiture as a reduction of operating expenses. The Company is required to return to Sanofi-Aventis any unused portion of the deposit only in the event of material breach of the contract by the Company; in the event the Company or a party employed or engaged by the Company is debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law; in the event the Company files for bankruptcy; or in the event of force majeure. The Company believes that it is unlikely any of these events will occur. The Company’s obligations associated with the Master Services Agreement are secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of September 30, 2006, the Company has provided $40,000 of services to Sanofi-Aventis under this Master Services Agreement which was recognized as revenue in 2004.
     Sanofi-Aventis has not requested any additional services through September 30, 2006, other than the $40,000 noted above. As such, $960,000 was forfeited by Sanofi-Aventis in the second quarter of 2005 and an additional $1,000,000 was forfeited in the first quarter of 2006. Both forfeitures are reported as customer deposit forfeitures and reduced non-cash operating expenses in the respective quarters. The Company believes that the forfeitures of deposit are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. The eventual disposition of the remaining customer deposit, $2,000,000 required to be used before January 30, 2007, is not known at this time.
12. Notes Payable
     Total notes payable at September 30, 2006, are as follows:

					Additional
					Discount
					from
					Warrants
				December 31,	and	Discount		September 30,
	Stated	Effective		2005,	Beneficial	Amortization /		2006,
	Interest	Interest		Net	Conversion	Reversal /	Payments	Net
	Rate	Rate	Term	Book Value	Feature	Write-off	Made	Book Value
Convertible promissory note payable	8.22%	37.41%	NA	$4,404,000	$(573,000)	$1,169,000	$(5,000,000)	$—
Promissory note payable	4.50%	11.00%	2007	2,226,000	—	322,000	—	2,548,000
Short-term promissory notes	6.99%	6.99%	2006	268,000	—	—	(231,000)	37,000

Total notes payable				$6,898,000	$(573,000)	$1,491,000	$(5,231,000)	$2,585,000

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
     The Company accounted for the notes and related warrants using the provisions of EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock and APB No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Under the provisions of EITF 00-19 the notes were recorded as a liability as they do not meet the requirements of being accounted for as equity. Under the provisions of APB No. 14, the proceeds received from the notes were allocated between the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at the time the notes were amended, the total discount on the convertible notes payable as of April 2005, was $2,086,000. This balance was amortized to interest expense using the effective interest method over the then-remaining term of the notes.
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
     2005 and first quarter 2006 adjustments to the stock conversion price and warrant exercise price — The amended convertible promissory notes payable had certain weighted average anti-dilution clauses that adjust the debt conversion and warrant exercise price if the Company issued common stock below $6.00 per share. In the third quarter of 2005, the Company raised net proceeds of $24,201,000 through a private placement of common stock. As a result of this action, the number of warrants originally granted under the convertible promissory notes on November 2, 2004, increased from 1,000,000 to 1,115,244 and the exercise price of those warrants decreased from $6.00 per share to $5.38 per share. The conversion price of the convertible promissory note payable was also adjusted from $6.00 per share to $5.38 per share. The 115,244 additional warrants were valued at $153,000 using the BSOPM and recorded as additional discount on the convertible promissory note payable in 2005.
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
     Of the 51,053 additional warrants issued in the first quarter of 2006, 12,550 were allocated to the various warrant tranches that were re-priced during 2005 based on the terms of the amended notes.
     Second quarter 2006 convertible promissory note payable and related warrant activity — As discussed further in Note 13, in April 2006, the Company issued 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock to various investors in a private placement transaction. Additional warrants for the purchase of 198,600 shares of common stock were issued to the underwriters of the private placement. The private placement had the following impacts on the warrants relating to the convertible promissory notes payable:
•	Per anti-dilution terms included in the amended convertible promissory notes payable, the Company issued additional warrants to purchases 264,718 shares of common stock. These warrants expire on the following schedule: 22% in November 2006 and 2007, 10% in November 2008 and 46% in November 2009. The additional warrants were valued at $74,000 using the BSOPM and recorded as discount against the outstanding note and amortized to interest expense using the effective interest method.

•	The exercise prices of the warrants relating to the convertible promissory notes payable were reduced from a range of $1.44 to $5.24 to a range of $1.42 to $4.47.

•	The conversion price of the outstanding convertible promissory notes payable was reduced from $5.24 per share to $4.47 per share. The reduced conversion price caused the Company to record the intrinsic value of a beneficial conversion feature as the adjusted conversion price was reset to a price below the market price of the Company’s stock on the date the notes were originally issued (November 2, 2004). The intrinsic value of the adjusted conversion price is $459,000 and was recorded as additional discount on the remaining convertible promissory note payable and was amortized to interest expense using the effective interest method.
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
     Below is a summary of the outstanding warrants relating to the convertible promissory notes payable on September 30, 2006 (this table is not a summary of all warrants outstanding as of September 30, 2006, only those associated with the convertible promissory notes payable):

			Activity during Nine
			Months Ended September
	December 31, 2005		30, 2006		September 30, 2006
			Additional			Adjusted
	Warrants	Exercise	Warrants	Exercise	Warrants	Exercise
Warrant Grants:	Outstanding	Price	Issued	Price Adjustment	Outstanding	Price
Convertible promissory notes payable, initial warrants	450,422	$5.38	241,120	$(0.91)	691,542	$4.47
Re-pricing of initial warrants, Sept 23, 2005	118,672	2.15	11,640	(0.16)	130,312	1.99
Re-pricing of initial warrants, Oct 28, 2005	87,442	1.82	6,600	(0.10)	94,042	1.72
Re-pricing of initial warrants, Dec 1, 2005	125,914	1.69	8,950	(0.07)	134,864	1.62
Re-pricing of initial warrants, Dec 9, 2005	217,550	1.44	8,958	(0.02)	226,508	1.42
Additional warrants issued due to repricing for 2005 Private Placement	115,244	5.38	17,246	(0.91)	132,490	4.47
Additional warrants issued due to 2005 cash payments on convertible promissory notes payable	795,590	5.38	21,257	(0.91)	816,847	4.47
Additional warrants issued due to 2006 cash payments on convertible promissory notes payable	—	—	782,998	—	782,998	4.47
Warrants issued to the broker in conjunction with the note issuance	166,667	6.00	—	—	166,667	6.00

Total	2,077,501		1,098,769		3,176,270

     Of the total warrants related to the convertible promissory notes payable, 782,998 expire in November 2006, 782,998 expire in November 2007, 174,558 expire in November 2008 and the remainder expire in November 2009.
     Effective yield and interest expense — After all discounts, stated interest, payment premiums, issuance of warrants, beneficial conversion features and financing costs are taken into account, the effective yield on the amended convertible notes payable is 28.30%. The effective yield increases to 37.41% when the loss on early extinguishment of debt, recorded in 2005 and 2006, is included in the calculation. The total interest expense relating to the convertible promissory notes payable is $671,000 for the nine months ended September 30, 2006 and includes the stated interest expense, discount amortization, premium accretion, issuance of warrants and deferred financing cost amortization. The Company incurred no interest expense relating to the convertible promissory notes payable during the three months ended September 30, 2006. The total interest expense relating to the convertible promissory notes payable for the corresponding three and nine months ended September 30, 2005 was $2,098,000 and $4,715,000, respectively.
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

     Concurrent with the issuance of the note payable to Sanofi-Aventis, the Company issued warrants to purchase 145,853 shares of its common stock, all of which were outstanding at September 30, 2006. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company.
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
     The stock purchase agreement requires the Company to register the common stock issued and the common stock issuable upon exercise of the warrants. The stock purchase agreement also provides for liquidated damages to the investors should the Company have failed to have the registration statement declared effective in a specified period of time or if the Company fails to maintain the effectiveness of the registration statement for up to 23 months from the closing date. The liquidated damages amount is 2% of the total private placement proceeds for each month of non-compliance. The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of September 30, 2006.
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

     Warrants issued to investors in the private placement and related liquidated damages — The Company determined that the warrants and related liquidated damages provisions associated with the common stock issuable upon exercise of the warrants did not meet the criteria for equity accounting under EITF 00-19. Therefore, on the date of the transaction, the Company determined that the fair value of the warrants was $5,978,000 using the BSOPM (using the following assumptions: 66-month life, risk-free interest rate of 4.79%, volatility of 93% and no dividends payable during the life of the warrants ). The Company determined the fair value of the liquidated damages provision on the date of the transaction was $46,000 based on the probability of possible damages that could be paid over the 23 month period. The probability of non registration over the next 23 months was deemed low due to the Company’s historical ability to obtain and maintain the effectiveness of numerous previous registrations over several years. The total fair value of the combined warrants and liquidated damages provision and the fair value of the liquidated damages provision itself was $6,024,000 as of April 5, 2006 (the date of the Private Placement), and was recorded as a derivative liability which will be revalued each quarter until the liquidated damages provisions expire (earlier of 23 months from the closing date or until all warrants are exercised and the related stock is sold) and changes will be recorded in the consolidated statement of operations.
     On June 30 and September 30, 2006, the combined instrument was revalued from $6,024,000 to $3,099,000 and $1,986,000, respectively, using the same methodologies described above and a gain of $1,113,000 and $4,038,000 was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006, respectively. The gain was primarily from a change in the fair value of warrants caused by a 26% decline in the price of the Company’s common stock in the third quarter 2006 and a 54% decline since April 2006 when the derivative liability was incurred.
     Liquidated damages related to common stock — The liquidated damages provision related to the common stock issued is an embedded derivative under SFAS No. 133. The Company determined the fair value of the liquidated damages provision on the date of the transaction was $77,000 based on the probability of possible damages that could be paid over the 23 month period. This derivative will be revalued on a quarterly basis until the liquidated damages provisions expire (earlier of 23 months from the closing date or until all stock is sold by the original investors) with any change in value being recognized as a gain or loss in the consolidated statement of operations.
     On June 30 and September 30, 2006, the liquidated damages were revalued to $70,000 and $61,000, respectively, using the same methodology described above and a gain of $9,000 and $16,000 was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006, respectively. As time passes and the registration statement remains in effect, the probability and amount of potential liquidated damages decreases and results in a lower value of the derivative liability. As the value decreases the Company will continue to recognize gains on the revaluation.
     Potential future payments to transaction underwriters — Upon exercise of any of the 5,958,000 warrants issued in the private placement the underwriters of the transaction will receive a transaction fee of 1% of the total proceeds of the warrant exercise. These potential future payments are considered a derivative liability and were valued at $59,000 on the date of the transaction calculating the present value of estimated future transaction fees payable using a discount rate of 10%. This amount was recorded as transaction costs of the offering. This element will be revalued on a quarterly basis until all of the warrants are exercised or expire (October 5, 2011) with any change in value being recognized as a gain or loss in the consolidated statement of operations.
     On June 30 and September 30, 2006, this element was revalued to $62,000 and $63,000, respectively, using the same methodology described above and a loss of $1,000 and $4,000 was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006, respectively.
     Warrants issued to underwriters — The 198,600 warrants issued to underwriters are an issuance cost of the private placement and were valued on the date of the transaction at $199,000 using the BSOPM using the following assumptions: 66-month life, risk-free interest rate of 4.79%, volatility of 93% and no dividends payable during the life of the warrants. This instrument will not be revalued because these warrants had no liquidated damage rights and thus they were not determined to be a derivative instrument.
     Common stock — After all the allocations described above are taken into account the residual unallocated portion of the net proceeds from the private placement of $10,909,000 of private placement proceeds is $4,549,000. Of this amount $100,000 is recorded as common stock and the remaining $4,449,000 recorded as additional paid-in capital.
     The following table summarizes the total derivative liabilities initially recorded on April 5, 2006, and the revaluation as of September 30, 2006:

		(Gain)/
	April 5, 2006	Loss on	September 30, 2006
Derivative Liability	Fair Value	Revaluation	Fair Value
Warrants issued to investors and related liquidated damages	$6,024,000	$(4,038,000)	$1,986,000
Liquidated damages related to common stock	77,000	(16,000)	61,000
Potential future payments to transaction underwriters	59,000	4,000	63,000

Total	$6,160,000	$(4,050,000)	$2,110,000

14. Asset Impairments
     As part of the cost reduction actions discussed in Note 2, the Company significantly reduced the number of employees in its Mason, Ohio and Round Rock, Texas locations during the three months ended September 30, 2006. The employee reduction also caused management to review the assets at those locations for potential impairment. Based on this review the Company recorded an asset impairment charge of $125,000 on computer equipment and furniture and fixtures at those locations during the third quarter 2006.
15. Earnings Per Share and Potential Dilution
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
     Weighted average common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options (see Note 5)	8,579,264	8,136,794	8,501,575	8,087,683
Warrants issued in relation to debt and equity arrangements	14,760,729	3,918,502	12,082,755	3,810,345
Shares issuable for conversion of convertible promissory notes payable (see Note 12)	—	3,441,422	658,878	3,369,759

Total antidilutive securities excluded from earnings per share calculation	23,339,993	15,496,718	21,243,208	15,267,787

     The promissory notes held by Sanofi-Aventis (see Note 12) can be repaid in stock or cash equal to 90% of the face amount at maturity. If the Company chooses to pay the note with common stock the obligation would be satisfied at the then-current stock price. If ZixCorp chose to repay the note at November 1, 2006, with stock, the number of shares issued would have been 2,389,381 to satisfy the minimum liability of $2,700,000. These were not included in the table above as the amount of shares is variable based on the stock price of the Company.
16. Contingencies
     Beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division against the Company and certain of its current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003, and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act during this time period. These several class action lawsuits have been consolidated into one case. The named defendants are Zix Corporation, Dennis F. Heathcote, Daniel S. Nutkis, John A. Ryan, Ronald A. Woessner, and Steve M. York.
     The Company’s motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and pursuant to the Private Securities Litigation Reform Act was denied in September 2006 by the court before whom the matter is pending. Accordingly, the consolidated class action lawsuit is proceeding in due course.
     Also, three “shareholder derivative” lawsuits have been filed against the Company and certain named individuals, as described below. These derivative lawsuits were filed in September 2004, October 2005 and November 2005. The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as Bradley C. Almond, Wael Mohamed, Russell J. Morgan, Richard D. Spurr, and the Company’s current and former outside directors, Charles N. Kahn, III, Michael E. Keane, James S. Marston, Paul E. Schlosberg, Antonio R. Sanchez III, and Ben G. Streetman. The suits seek to require the Company to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, gross mismanagement, waste of corporate assets and misappropriation of information and seek contribution and indemnification against the individual defendants. One of the shareholder derivative lawsuits was stayed by agreement of the parties. The second shareholder derivative lawsuit has been closed by the court, pending a party filing a motion to re-open it. The court has consolidated the third derivative lawsuit with the first derivative suit and stayed the case, although the plaintiff has subsequently filed a motion to, in effect, revoke the stay. Two of the derivative lawsuits are pending in the U.S. District Court for the Northern District of Texas, Dallas Division, while the suit closed by the court was pending in the County Court at Law No. Two, Dallas County, Texas.
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
     The Company has severance agreements as of September 30, 2006, with certain employees that would require the Company to pay approximately $1,630,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
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
     Email Encryption is a comprehensive suite of secure messaging services, which allows an enterprise to use policy driven rules to determine which emails need to be sent securely in order to comply with regulations or corporate policy. Email Encryption is commonly referred to as Secure Messaging. e-Prescribing consists of a single product line named PocketScript. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology for better patient care at the point of delivery. The Company’s Email Encryption service is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. The e-Prescribing service is also offered as a hosted-service solution, however, the end-users’ set-up costs and initial service period are typically paid by a sponsoring health benefits insurance provider (a “payor”). Both Email Encryption and e-Prescribing services require a significant up-front investment to establish service and secure enough subscribers to make the businesses profitable.
     Operating in developing and emerging markets involves risks and uncertainties, and there are no assurances that the Company will be successful in its efforts. Successful growth of an early-stage enterprise is costly. The Company’s growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses and used significant cash resources in prior years. While the Company anticipates improvement in 2006, further operating losses are expected in 2006. The Company will continue to place a strong emphasis on actions to become cash flow breakeven as it balances the need for investments in developing and emerging markets. This emphasis might entail near-term cost reductions that may come in the form of workforce reductions, decreased investments in certain areas of the business, business divestitures or geographic consolidation. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company. See “Item 1A, Risk Factors” for more information on the effects to the Company if the Company’s business plan is not successful and liquidity worsens.
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
     In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”), a majority-owned subsidiary of Elron Electronic Industries Ltd. and a provider of anti-spam, email content filtering and Web filtering solutions, which enhanced the Company’s Secure Messaging product segment.

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
     Also in 2004, Secure Messaging was combined with the Elron products (Message Inspector and Web Inspector or “MI/WI”) and referred to as the eSecure product line and e-Prescribing was combined with the MyDocOnline products (Dr. Chart and Connect) and referred to as the eHealth product line.
     In late 2004, the Company made a strategic decision to focus the Company’s resources and efforts towards the two “core products” of the Secure Messaging and e-Prescribing. Subsequently, on November 4, 2004, the Company announced that it was terminating the Connect service for online doctor visits.
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
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified intangibles and property and equipment aggregating $2,769,000 or 13% of total assets at September 30, 2006. The property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the value has been diminished or impaired. The amount of a potential impairment is determined by comparing the carrying amount of an asset to the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     Goodwill is $2,161,000 as of September 30, 2006, and is unchanged from the December 31, 2005 balance. Goodwill was 10% and 6% of total assets on September 30, 2006, and December 31, 2005, respectively, and represents the remaining cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software.
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
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carry-forwards and unused tax credits will be realized on future federal income tax returns. At September 30, 2006, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $101,782,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Derivative Liabilities — On April 5, 2006, the Company sold 9,930,000 shares of common stock and 5,958,000 warrants to various investors (see Note 13 to the condensed consolidated financial statements). Due to certain terms included in the private placement some elements of the transaction were recorded as derivative liabilities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF Issue No. 05-4 The Effect of Liquidated damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance. Each quarter these derivative liabilities are revalued to reflect their then-current fair value and any resulting gain or loss is recorded in the condensed consolidated statement of operations. The Company uses estimates and judgment to develop the assumptions used in the various valuation models, such as price volatility of the Company’s common stock, estimates of when the warrants will be exercised, and probabilities relating to the Company’s SEC registration statement becoming ineffective. These estimations and assumptions are critical as any change could have a material impact on the financial results of the Company. In the three and six months ended September 30, 2006, the Company recognized gains of $1,120,000 and $4,050,000 on revaluation of derivative liabilities.
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
     The Company develops, markets, licenses and supports electronic information protection services and related software products. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based services, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, for Email Encryption services the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
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
     On September 30, 2005, the Dr. Chart product line was sold to MITEM. This product line was acquired in January 2004 through the acquisition of MyDocOnline, Inc. For the three and nine-month periods ended September 30, 2005, Dr. Chart product line contributed $135,000 and $330,000 in revenue, respectively (see Note 7 to the condensed consolidate financial statements).
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
     On March 11, 2005, the MI/WI product lines were sold to CyberGuard. For the nine months ended September 30, 2005, MI/WI contributed $646,000 in revenue. The product lines contributed no revenue for the three months ended September 30, 2005. (see Note 7 to the condensed consolidated financial statements).
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
     Deferred Cost of Revenues — In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device, and are recorded as deferred cost of revenue. The deferred costs are then amortized into cost of revenue ratably over the period which revenue is recognized. The deferred cost of revenue of $362,000 and $265,000 is included in other assets as of September 30, 2006, and December 31, 2005, respectively.
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
     The Company used the BSOPM to determine the fair value of option grants made during the first three quarters of 2006 and 2005. The Company estimated the average holding period of vested options to be two years from the vesting period (1.6 – 1.8 years) for options granted before 2006, but used the “simplified” method per SEC Staff Accounting Bulletin No. 107, Share Based Payment, to calculate the estimated life of options granted to employees subsequent to December 31, 2005. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options. The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.91%	4.01%	4.63%	3.29%
Expected option life	5.9 years	3.8 years	5.8 years	3.6 years
Expected stock price volatility	92.36%	91.02%	95.49%	96.68%
Expected dividend yield	—	—	—	—
Fair value of options granted	$0.57	$2.04	$1.22	$2.43
     The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company.
     For the three and nine months ended September 30, 2006, the Company recorded $568,000 and $2,008,000 of stock-based compensation expense using the accounting methods required in SFAS 123(R). As noted above, prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. The following table details the affect on net income and earnings per share had compensation expense for employee stock-based awards been recorded in the three and nine month periods ended September 30, 2005 based on the fair value method under FAS 123(R):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(14,481,000)	$(32,968,000)
Deduct pro forma stock compensation expense computed under the fair value method	(1,383,000)	(4,745,000)

Pro forma net loss	$(15,864,000)	$(37,713,000)

Basic and diluted loss per common share:
As reported	$(0.40)	$(0.98)

Pro forma	$(0.43)	$(1.12)

Results of Operations
Third Quarter 2006 Summary of Operations
Financial Statement
•	Revenue for the quarter ended September 30, 2006, was $4,710,000 from all products compared with $3,484,000 for the same period 2005.

•	Net loss for the quarter ended September 30, 2006, was $4,151,000 compared with $14,481,000 for the same period in 2005. Included in the net loss for the quarter ended September 30, 2006, is a gain on revaluation of derivative liabilities of $1,120,000. Included in the net loss for the quarter ended September 30, 2005 is a loss from the sale of a product line of $4,649,000 and interest expense of $2,205,000 associated with debt restructuring.

•	The Company’s unrestricted cash balance was $14,842,000 on September 30, 2006.

•	Cash used from operations in the quarter ended September 30, 2006 was $4,266,000, which is a $792,000 reduction in cash used when compared to the second quarter of 2006 and a $1,745,000 reduction when compared to the third quarter of 2005.

Operations
•	The Company secured new first-year orders in the quarter ended September 30, 2006, totaling $1,233,000 for its Email Encryption services and maintained over 95% renewal rate of its Email Encryption customers.

•	The Company deployed 460 new e-Prescribing devices to physicians under sponsorship arrangements with several large insurance payors.

•	The Company achieved approximately 1,284,000 electronic prescriptions transacted in the three months ended September 30, 2006, through its e-Prescribing service, which compares to 1,300,000 electronic prescriptions for the preceding quarter in 2006.
2006 Reduction in Force
     The Company announced in the second quarter of 2006 that it was in the process of reducing its quarterly spending by way of a reduction in workforce and reductions in non-headcount related areas. On August 8, 2006, the Company announced that the targeted cost reductions would be increased to equal approximately a 25% reduction in quarterly spending when compared with the first quarter of 2006. The purpose of these reductions is to streamline the Company’s operating costs in order to strengthen the Company’s liquidity position by more closely matching its cost structure to near-term revenue opportunities. As of November 1, 2006, the Company has substantially completed the headcount reductions.
Revenues
     The following table sets forth a comparison of the key components of the Company’s revenues:

			3-monthVariance				9-monthVariance
	Three Months Ended September 30,		2006 vs. 2005		Nine Months Ended September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
Services	$4,710,000	$3,467,000	$1,243,000	36%	$12,814,000	$9,964,000	$2,850,000	29%
Hardware	—	17,000	(17,000)	(100%)	—	443,000	(443,000)	(100%)
Software	—	—	—	—	—	109,000	(109,000)	(100%)

Total revenues	$4,710,000	$3,484,000	$1,226,000	35%	$12,814,000	$10,516,000	$2,298,000	22%

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
     The Company believes that total revenue by product provides a more meaningful examination of the Company’s revenue sources and trends:

			3-month Variance				9-month Variance
	Three Months Ended, September 30		2006 vs. 2005		Nine Months Ended, September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
Email Encryption	$3,585,000	$2,687,000	$898,000	33%	$10,287,000	$7,164,000	$3,123,000	44%
e-Prescribing	1,125,000	662,000	463,000	70%	2,527,000	2,376,000	151,000	6%

Subtotal before divested products or services	4,710,000	3,349,000	1,361,000	41%	12,814,000	9,540,000	3,274,000	34%

MI/WI Products	—	—	—	—	—	646,000	(646,000)	(100%)
Dr. Chart	—	135,000	(135,000)	(100%)	—	330,000	(330,000)	(100%)

Subtotal divested products or services	—	135,000	(135,000)	(100%)	—	976,000	(976,000)	(100%)

Total revenues	$4,710,000	$3,484,000	$1,226,000	35%	$12,814,000	$10,516,000	$2,298,000	22%

     Email Encryption — The respective revenue increases of $898,000 and $3,122,000 in Email Encryption for the three and nine months ended September 30, 2006, over the comparable periods in 2005 are due to the Company experiencing revenue growth by adding new subscribers to the service while retaining a high percentage of existing subscribers as their service contracts expire.

The Company’s additions to the subscriber base is best measured by new first-year orders which are defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. Over the last twelve months, the Company has experienced a quarterly average of new first-year orders of $1,178,000 and achieved in excess of 95% renewals of existing customers as their service contracts with the Company expired. The result has been year-on-year revenue growth of 33% and 44% for the three and nine-month periods ended September 30, 2006, when compared with similar periods in 2005.
     While Email Encryption revenue is expected to continue year-on-year and quarter-on-quarter improvements for the remainder of 2006, the 44% rate experienced during the first nine months of 2006 is not expected to continue throughout the remainder of the year given the decline in new first-year orders over the last twelve months relative to the record setting new first-year orders of 2005. The orders in 2005 were higher due largely to regulatory deadlines associated with the HIPAA regulations which mandated encryption of emails that contain personal health information.
     The recurring nature of the subscription model makes revenue rise in a predictable manner assuming continued new additions to the subscription base and adequate subscription renewal rates. Adding to the predictability is the Company’s go-to-market model of selling primarily three-year subscription contracts with the fees paid annually. The Company’s list pricing for Email Encryption has remained generally consistent in 2006 when compared with 2005 and the Company has experienced relatively consistent discount percentages off the list price over the comparable periods. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period.
     e-Prescribing — e-Prescribing revenues increased $463,000 (70%) and $152,000 (6%) for the three and nine months ended September 30, 2006, respectively. The $463,000 increase when compared to the third quarter of 2005 is mainly the result of increased transaction/usage-based fees and new payor contracts that were finalized in late 2005 and early 2006 which have begun to generate significant revenue in 2006. The transaction/usage-based revenues increased $298,000 during the third quarter of 2006 over the comparable period in 2005. Most of this increase came from usage fees included in one of the Company’s payor contracts. New payors that were added in late 2005 and early 2006 contributed combined incremental revenues of $148,000 (excluding transaction/usage-based fees) in the third quarter of 2006 over the third quarter of 2005. Additional third quarter 2006 deployments made under legacy payor contracts were slightly more than the users who ceased using the service during the same period.
     The $152,000 increase for the nine months ended September 30, 2006 over the same period in 2005 is the result of increased transaction/usage-based fees and new payor contracts (noted above) off set by increased revenue deferrals due to the terms of some payor contracts. The transaction/usage based revenues increased $532,000 during the nine months ended September 30, 2006, over the comparable period in 2005. Most of this increase came from usage fees included in one of the Company’s payor contracts. New payors added in late 2005 and early 2006 contributed combined incremental revenues of $311,000 (excluding transaction/usage-based fees) in the nine months ended September 30, 2006 over the comparable period in 2005. The revenue increases driven by the two items noted above were off-set by changes in the terms of recent contracts whereby more revenue is now deferred under a subscription model Prior to the third quarter 2005, a certain portion of the total fees per user was immediately recognized as revenue upon installation and a portion of the fee was deferred and recognized as service revenue ratably over the service period under the residual method. Because of new contract terms and pricing structures that were introduced during the past fifteen months the Company is recognizing revenue ratably over the term of the service agreement, instead of recognizing a significant portion upon installation. Additionally, beginning in the fourth quarter of 2005, contracts often incorporated a payment-upon-usage component whereby payment, and consequently, revenues are deferred until usage metrics are met and payment becomes certain. These changes increased the revenue deferrals in the first nine months of 2006 relative to the first nine months of 2005 and off-set the some of the revenue increases realized from new contracts and the transaction/usage based fees.
     Divested Products: The decline in revenues from the Web Inspector and Message Inspector products and the Dr. Chart products resulted from the divestitures of these products in March 2005 and September 2005, respectively. The Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation and the Dr. Chart product, which was acquired in the MyDocOnline acquisition, was sold to MITEM (see Note 7 to the condensed consolidated financial statements).
     Revenue Summary: The Company’s future revenue growth is expected to come from continued success in the Email Encryption market, including the use of Zix’s Email Encryption service in the healthcare industry and the Company’s recent expansion into new vertical markets and broader distribution channels. The e-Prescribing market growth is expected to come from broader market adoption of the e-Prescribing technology and increased transaction-based fees. As to e-Prescribing revenues, the Company expects that most of the new arrangements will result in revenue being amortized over the contract life and reported as service revenues versus the previous arrangements that resulted in the hardware element being recognized upon deployment and a portion of the fee being recognized as service revenue ratably over the service period.

Revenue Indicators — Backlog, Orders, and Deployments
     Company-wide backlog — The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of September 30, 2006, the backlog was approximately $25,517,000 and is comprised of the following elements: $9,421,000 of deferred revenue that has been billed and paid, $4,161,000 billed but unpaid and approximately $11,935,000 of signed but unbilled contracts. The backlog can be further divided by product, of which $22,743,000 is for Email Encryption and $2,774,000 is for e-Prescribing.
     Excluded from the backlog at September 30, 2006, is a customer deposit from Sanofi-Aventis of $2,000,000. The deposit is excluded from backlog because the Company currently does not expect that Sanofi-Aventis will request that any service be performed under the contract and that revenue will not be recognized. The Company believes that the expected lack of performance stems from the Aventis acquisition by Sanofi. Sanofi-Aventis has communicated to the Company that after the acquisition Sanofi-Aventis is undertaking a new direction and that the services will likely not be needed (see Note 11 to the condensed consolidated financial statements).
     The backlog is recognized into revenue as the services are performed. Approximately 52% to 57% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     Email Encryption Orders — The Company’s future revenue growth beyond what is scheduled to be recognized from the backlog is determined by additional new first-year orders for Email Encryption coupled with renewal rates for existing customers whose contracts are expiring. The following table provides the relevant trend of new first-year orders:

New First-Year Orders for the
Email Encryption Service
Three month period ended:
September 30, 2006	$1,233,000
June 30, 2006	1,402,000
March 31, 2006	1,010,000
December 31, 2005	1,065,000

Total new first-year orders for the twelve months ended September 30, 2006	$4,710,000

Total new first-year orders for the twelve months ended September 30, 2005	$5,774,000

     The renewal rate for Email Encryption customers was in excess of 95% for the nine months of 2006, which is consistent with the renewal rates for years 2005 and 2004. The Company continues to experience a high percentage of customers who choose to subscribe to Email Encryption services for a three-year term versus a one-year term. The Company expects this preference for a longer contract term to continue for its direct sale customers throughout 2006 and into 2007, as the Company has priced its services in a manner that encourages long-term contractual commitments from customers. While the Company experienced a price increase for its Email Encryption services in 2005 relative to 2004 and has maintained these pricing levels through 2006, there are no assurances that the increasing competition in this market will not result in price erosion in 2007 and beyond. Such a price erosion, should it occur, could have a dampening effect on the Company’s new first-year orders and thus, its future revenues. Alternatively, the Company’s market share in certain verticals could allow for pricing increases.
     e-Prescribing Deployments and Active Users — In e-Prescribing, the Company builds the subscriber base by contracting with health insurance companies (payors) to sponsor physicians in their network to receive the e-Prescribing equipment and service free of charge for the first year. As of September 30, 2006, the Company has active contracts with six such payors. The current list prices for initial and subsequent annual renewal periods for the e-Prescribing service are $2,000 and $600, respectively. Because the revenue recognized in periods following the initial service year decreases, future revenue growth is also dependent upon expanding current payor sponsorships, securing additional payor contracts, achieving and increasing adoption and utilization by the sponsored physicians, renewing service contracts for active physicians at the end of their sponsorship, and developing additional transaction-based fees.

     In e-Prescribing, the deployments of subscribers and active users are indicators of future revenue. In the third quarter 2006, the Company deployed 460 units compared with approximately 574 in the third quarter 2005. For the first nine months of 2006 the Company has deployed approximately 1,800 units compared with approximately 1,600 for the same period in 2005. The Company has approximately 1,400 sponsored but not yet deployed users in deployment backlog as of September 30, 2006. As of September 30, 2006, the Company had approximately 2,636 active prescribers using the service. The active metric was not followed in the same period 2005 for comparison. The number of active users is important as a measurement of the user base that is actively using the service to a meaningful level in order to generate transaction revenue and as a result, it is an indicator of retention and future renewal opportunity. The Company has a twofold objective in deploying new users: first, to ensure they become regular users of the service (active) and second, to ensure that the users choose to renew their service (retention). For deployments that occurred in 2004 and early 2005, the percentage of deployed users who became active users was approximately 50%. The Company changed its contracts, recruiting and training strategy in an attempt to increase the active user rate throughout 2006. The Company has seen improvements in some sponsorship contracts where the active rate is in excess of 60% and others remain closer to a 50% active rate. The Company is continuing its efforts to implement cost effective methods of increasing the percentage of active users. The largest base of deployed units continues to be in Massachusetts and is sponsored by the eRx Collaborative (a joint effort of three of the largest insurance payors in Massachusetts). While the sponsorship contracts identify the individual physicians using the device as being responsible for renewing the service after the first year, the eRx Collaborative continues to elect to renew the service for their active users.
     e-Prescribing Transaction and Usage Fees — The total transaction and usage-based fees recognized as revenue during the three and nine months ended September 30, 2006, were $366,000 and $692,000, respectively. The Company currently has transaction-based contracts under which it earns fees for some prescriptions sent electronically to pharmacies and for certain transactions involving prescriptions related to two Pharmacy Benefits Managers (“PBM’s”). The Company also has a usage-based arrangement with one payor sponsor under which it earns fees for improvements in a PocketScript user’s prescribing behavior relative to that sponsoring payor’s customers. While increasing the number of active users should increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. The Company is seeking such agreements with interested parties. The source of new transaction related fees the Company is most focused on are payors that have insured members visiting doctors that already use the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Other possible sources for additional transaction fees are from other parties who could benefit from a real-time, electronic messaging capability with PocketScript users.
     The number of prescriptions written using the PocketScript service and thus transmitted through the Company’s data center has been growing on a year-over-year basis. For the three and nine months ended September 30, 2006, the Company transacted approximately 1,284,000 and 3,767,000 prescriptions, respectively. For the same periods in 2005, the Company transacted approximately 681,000 and 1,692,000 prescriptions, respectively.
   Cost of Revenues
     The following table sets forth a quarterly and nine-month period comparison of the Company’s cost of revenues by product line. The Company’s two product lines (segments), Email Encryption and e-Prescribing, have direct cost of revenues that are readily identifiable between the two product lines in 2006. In 2005 the costs were less identifiable; however, management made estimates and assumptions to calculate an estimated cost of revenues per product line throughout 2005. Those estimates and assumptions are provided here for comparative purposes.

			3-month Variance				9-month Variance
	Three Months Ended, September 30,		2006 vs. 2005		Nine Months Ended, September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
Email Encryption	$1,297,000	$1,284,000	$13,000	1%	$4,082,000	$3,948,000	$134,000	3%
e-Prescribing	1,834,000	1,894,000	(60,000)	(3%)	5,514,000	5,425,000	89,000	2%

Subtotal before divested products or services	3,131,000	3,178,000	(47,000)	(1%)	9,596,000	9,373,000	223,000	2%
Divested products (MI/WI and Dr. Chart)	—	402,000	(402,000)	(100%)	—	1,606,000	(1,606,000)	(100%)

Total cost of revenues	$3,131,000	$3,580,000	$(449,000)	(13%)	$9,596,000	$10,979,000	$(1,383,000)	(13%)

     The Company’s cost of revenues were $3,131,000 and $9,596,000 for the respective three-month and nine-month periods ended September 30, 2006, and decreased $449,000 and $1,383,000 when compared with the respective periods in 2005. The quarterly decrease of $449,000 consists primarily of a $293,000 net reduction in personnel costs to include contract labor and consulting, $122,000 reduction in computer-related expendables, maintenance, support and software licenses, $253,000 reduction in depreciation and intangibles amortization expense, partially offset by an increase in occupancy costs of $125,000 and other net sundry expense increases of approximately $94,000. The decrease of $1,383,000 for the nine-month period comparison consists primarily of a $796,000 reduction in personnel costs including salaries and wages, contract labor, consulting services, benefits and employee recruitment, $257,000 reduction in computer-related expendables, maintenance, support and software licenses and a $523,000 reduction in depreciation expense and intangibles amortization. These reductions were partially offset by increases in occupancy costs of $121,000 and other net sundry expense increases of approximately $72,000. The Company’s occupancy costs are allocated on a regular basis based on headcount to cost of revenues, research and development expenses and selling, general and administrative expenses. The Company’s total occupancy costs have decreased for each of the comparable reporting periods due to the combined effects of the 2005 divestitures of the MI/WI and Dr. Chart product lines and the 2006 reduction in workforce. However, the headcount reductions in cost of revenues have been proportionally less than those reductions in the research & development and selling, general and administrative expense classifications. This disproportionate reduction in headcount has resulted in a higher allocation of occupancy costs to cost of revenue.
     Again, the year-on-year reductions in personnel costs resulted principally from the divestitures of the MI/WI and Dr. Chart product lines and selected headcount reductions in both Email Encryption and e-Prescribing product lines stemming from the 2006 reduction in workforce. The reduced amortization expense of intangible assets resulted from the 2005 write-down of certain intangible assets also related to the divestitures of the MI/WI and Dr. Chart product lines.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which is currently not fully utilized. Accordingly, cost of revenues are relatively fixed in nature and are expected to grow at a slower pace than revenue. The $134,000 increase for the nine months ended September 30, 2006, compared to the same period in 2005 is primarily from an increase in the related ZixData Center costs that were previously dedicated to divested products. As those products were divested, the resources and computing assets were reassigned to support Email Encryption. Email Encryption has shown the ability to grow revenues, while leaving cost of revenues flat or only marginally increasing as more efficient methods of product delivery and service have been implemented. For example, the Email Encryption revenues for the first nine months of 2006 have increased $3,122,000 when compared to the first nine months of 2005. As noted above, the cost of revenues increased for the comparable period by $134,000.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, training and e-Prescribing device costs. In e-Prescribing, a greater proportion of total cost of revenues relates to the field deployment and device costs. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated with demand. The $89,000 increase for the nine months ended September 30, 2006, compared to the same period in 2005 is primarily from an increase in the number of new deployments which was approximately 1,800 for the nine months ended September 30, 2006, and approximately 1,600 in the same period for 2005. Because e-Prescribing costs of revenues have a greater variable component, additional increases in e-Prescribing demand, as measured by revenue and deployments, is expected to result in a corresponding increase in the related cost of revenues. For example, the e-Prescribing revenues for the first nine months of 2006 have increased $152,000 when compared to the first nine months of 2005. As noted above, the cost of revenues increased for the comparable period by $89,000.
     Divested Products — MI/WI and Dr. Chart product lines were offered for sale in 2005. MI/WI was divested on March 31, 2005, and Dr. Chart was divested in September 2005 (see Note 7 to the condensed consolidated financial statements). Therefore, the Company experienced cost of revenues for these products in 2005, but not in 2006.
  Research and Development Expenses
     The following table sets forth a quarterly and nine-month period comparison of the Company’s research and development expenses:

			3-month Variance				9-month Variance
	Three Months Ended, September 30,		2006 vs. 2005		Nine Months Ended, September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
Total research and development	$1,630,000	$1,495,000	$135,000	9%	$4,851,000	$5,005,000	$(154,000)	(3%)
     The $135,000 increase for the three month period consists primarily of $118,000 for increased salaries and wages, contract labor and consulting services for Email Encryption and e-Prescribing, which were driven primarily by in-quarter development and quality control initiatives, such as follow-on work-effort support for the release of ZixDirect, a new Email Encryption product introduced by the Company in the second quarter of 2006, and $17,000 for other net sundry cost increases.

     The $154,000 decrease for the nine month period consists of $65,000 in personnel costs and $89,000 in non-personnel costs. Personnel costs include salaries and wages, contract labor, consulting services, benefits and recruitment. The decrease in personnel costs consisted of $539,000 relating to the divestitures of the MI/WI and Dr. Chart product lines in 2005 and was partially offset by $474,000 of increased costs for new development and quality control initiatives involving Email Encryption and e-Prescribing. The decrease in non-personnel costs primarily relates to occupancy-related costs relating to the divestitures of the MI/WI and Dr. Chart product lines.
   Selling, General and Administrative Expenses
     The following table sets forth a quarterly and nine-month period comparison of the Company’s selling, general and administrative expenses:

			3-month Variance				9-month Variance
	Three Months Ended, September 30,		2006 vs. 2005		Nine Months Ended, September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
Total selling, general and administrative expenses	$5,210,000	$6,192,000	$(982,000)	(16%)	$18,351,000	$20,253,000	$(1,902,000)	(9%)
     The general trend is a reduction in selling, general and administrative expenses as the Company consolidated various marketing initiatives in 2005 from previously acquired companies, divested previously acquired companies, and from a concerted effort to reduce overall company spending. These reductions have been mitigated by the addition of share-based compensation costs related to employee and non-employee stock options in 2006 (see Note 5 to the condensed consolidated financial statements).
     The $982,000 decrease for the three-month period consists primarily of a $717,000 decrease in personnel costs and $265,000 for non-personnel costs. The principal reasons for the decrease in personnel costs are the divestitures of the MI/WI and Dr. Chart product lines in 2005 and the 2006 reduction in workforce. Personnel costs include salaries and wages, contract labor, consulting services, benefits and recruitment. The decrease in non-personnel costs was due to reductions of $213,000 in external legal and accounting fees, $248,000 in occupancy costs, $168,000 for one-time tax-related credits and other net sundry reductions of $165,000. These reductions were partially offset by an increase of $529,000 in share-based compensation costs related to employee and non-employee stock options.
     The Company expects these impacts to continue for the remainder 2006. As announced in the second and third quarters of 2006, costs reduction efforts undertaken by the Company should also lead to additional near-term savings in selling, general and administrative costs, with the primary focus on reducing externally sourced general administrative expenses and eliminating non- revenue producing personnel where feasible.
     The $1,902,000 decrease for the nine-month period consists primarily of a $1,358,000 decrease in personnel costs and $544,000 in non-personnel costs. The principal reasons for the decrease in personnel costs are the divestitures of the MI/WI and Dr. Chart product lines in 2005 and the 2006 reduction in workforce. Personnel costs include salaries and wages, contract labor, consulting services, benefits and recruitment. The decrease in non-personnel costs was due to $700,000 in various one-time tax expense reductions relating to state sales tax and international Indirect Tax refunds and a reduction of state sales and use tax accrued, $276,000 in reduced amortization costs of intangible assets associated with the divestitures of the MI/WI and Dr. Chart product lines in 2005, $874,000 decrease in various general administrative items such as external legal, accounting and insurance, $370,000 for reduced occupancy costs, $185,000 for depreciation expense resulting from certain fixed assets becoming fully depreciated and a $53,000 decrease for all other sundry costs, partially offset by an increase of $1,729,000 in share-based compensation costs related to employee and non-employee stock options and a $136,000 increase in computer-related expendables, maintenance, support and software licenses.
   Customer Deposit Forfeitures
     In the first quarter 2006 and second quarter 2005, the Company recorded a $1,000,000 and $960,000 reduction of operating expenses, respectively. These amounts represent forfeitures by Sanofi-Aventis of a customer deposit in accordance with a Master Services Agreement, which was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 11 to the condensed consolidated financial statements) for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to April 11, 2005, January 30, 2006, and

January 30, 2007, respectively. The Company believes that the 2006 forfeiture of deposit along with a similar forfeiture in 2005 are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel. The future status on the remaining deposit is unknown at this time.
   Gain/Loss on Sale of Product Line
     On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines to CyberGuard Corporation and recognized a net gain on the sale of $950,000. The total sales price was $3,626,000 consisting of $2,126,000 in cash and a $1,500,000 note receivable which was fully paid in 2005. The net gain recognized on the sale was $950,000. In the third quarter of 2005, the Company agreed to transfer an additional $85,000 of deferred revenue to CyberGuard resulting in a total gain on the sale of MI/WI of $1,035,000 for the year ended December 31, 2005 (see Note 7 to the condensed consolidated financial statements).
     On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM and recognized a net loss on the sale of $4,734,000. As part of the consideration, the Company received a $540,000 promissory note which was fully reserved on the date of sale.
     In the fourth quarter of 2005 the Company recorded an additional $17,000 of transaction fees relating to the Dr. Chart sale. The fees increased the loss on the sale to $4,751,000 as of December 31, 2005.
     MITEM paid the September 2006 payment of $25,000 and the Company recognized a gain on the payment of $11,000. The gain was recorded as a gain on the sale of the product line and reduced the overall loss on the sale of Dr. Chart to $4,740,000. Future gains could be recorded if MITEM continues to make its monthly payments (see Note 7 to the condensed consolidated financial statements, which describes a restructuring of the MITEM note receivable).
   Asset Impairments
     As part of the cost reduction actions discussed in the “Results of Operations” section above, the Company significantly reduced the number of employees in its Mason, Ohio and Round Rock, Texas locations during the three months ended September 30, 2006. The employee reduction acted as a triggering event and thus caused management to review the assets at those locations for potential impairment. Based on this review the Company recorded an asset impairment charge of $125,000 on computer equipment and furniture and fixtures at those locations during the third quarter 2006.
   Investment and Other Income
     Investment income increased to $229,000 and $740,000 for the three and nine-month periods ended September 30, 2006, from $178,000 and $464,000 for the corresponding periods in 2005 primarily due to an increase in interest rates in the first nine months of 2006. Additionally, in the first nine months of 2006, approximately $38,000 of interest was earned on the note receivable that resulted from the sale of Dr. Chart (see Note 7 to the condensed consolidated financial statements).
   Interest Expense
     Interest expense for the three and nine-month periods ended September 30, 2006, is $114,000 and $1,009,000, respectively, compared to $2,205,000 and $5,031,000 for the same periods in 2005, respectively.
     Interest expense for the nine months ended September 30, 2006, consists of the following:

		Discount
	Stated	Amortization /	Financing		Total
	Interest	Premium	Cost	Warrants	Interest
	on Notes	Accretion	Amortization	Issued	Expense
Convertible promissory note payable	$185,000	$354,000	$122,000	$10,000	$671,000
Promissory note payable	—	321,000	—	—	321,000
Short-term promissory note	9,000	—	—	—	9,000
Capital leases	6,000	—	—	—	6,000
Other	2,000	—	—	—	2,000

Total notes payable	$202,000	$675,000	$122,000	$10,000	$1,009,000

     Interest expense for the nine months ended September 30, 2005, consists of the following:

		Discount
	Stated	Amortization /	Financing		Total
	Interest	Premium	Cost	Warrants	Interest
	on Notes	Accretion	Amortization	Issued	Expense
Convertible promissory note payable	$890,000	$3,190,000	$635,000	$—	$4,715,000
Promissory note payable	—	285,000	—	—	285,000
Short-term promissory note	6,000	—	—	—	6,000
Capital leases	25,000	—	—	—	25,000

Total notes payable	$921,000	$3,475,000	$635,000	$—	$5,031,000

     Interest expense decreased $2,091,000 and $4,022,000 for the three and nine months ended September 30, 2006, when compared to the same periods in 2005, respectively. The reduction in interest expense for both periods is attributed to the retirement of the $20,000,000 convertible promissory notes payable in the second half of 2005 and first half of 2006 (see Note 12 to the condensed consolidated financial statements).
     The promissory note payable is the Sanofi-Aventis note payable (see Note 12 to the condensed consolidated financial statements). This note bears interest at an annual rate of 4.5% and is payable only in services provided by the Company to Sanofi-Aventis unless there is an event of default. As of September 30, 2006, Sanofi-Aventis has requested no services in-lieu of interest and the Company believes that it is not probable that Sanofi-Aventis will request such services. In addition, the potential costs of delivering any unspecified services cannot be estimated. Therefore, no interest expense or liabilities have been recorded in relation to the stated interest rate on the note.
   Gain on Valuation of Derivative Liability
     On April 5, 2006, the Company sold 9,930,000 shares of common stock and 5,958,000 warrants to various investors (see Note 13 to the condensed consolidated financial statements). Due to certain terms included in the private placement some elements of the transaction were recorded as derivative liabilities and are revalued each quarter with the change in value being recorded as a gain or loss on the consolidate statements of operations. For the three and nine months ended September 30, 2006, the Company recorded gains of $1,120,000 and $4,050,000, respectively on the revaluation of the derivative liabilities. The gain was primarily from a change in the fair value of warrants, when measured on September 30, 2006 and compared to the value on the date of closing. The decline in value is primarily caused by a 26% decline in the price of the Company’s common stock in the third quarter 2006 and a 54% decline since April 2006 when the derivative liability was incurred. The Company will likely recognize a loss on the valuation of the derivative liability if the price of the Company’s common stock increases in the future.
   Income Taxes
     For the three and nine-month periods ended September 30, 2006, the Company recorded a tax expense of $11,000 and a tax benefit of $77,000, respectively. The benefit relates to the operations of the Company’s Canadian subsidiary and results primarily from the application for and acceptance of certain scientific research & experimental development claims for years 2004 and 2005 not originally reflected in the respective annual accrued tax liabilities. The tax expense incurred in the third quarter 2006 pertains to the 2006 tax provision for the Company’s Canadian subsidiary. For the three and nine-month periods ended September 30, 2005, the Company recorded a tax expense of $22,000 and a tax benefit of $59,000, respectively. The benefit related to the operations of the Company’s Canadian subsidiary and resulted from the retroactive change to certain inter-company transactional documents that had the effect of lowering the originally accrued 2004 Canadian tax liability. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income.
     The Company’s deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, the Company’s ability to fully utilize its deferred tax assets, including its net operating loss carry forwards, against future taxable income may be limited.
Liquidity and Capital Resources
  Overview
     The Company has total contractual cash obligations over the next twelve months of $4,298,000 and $6,605,000 over the next three years consisting of leases, debt obligations and other contractual commitments. These amounts include the $2,700,000 note due March 2007 to Sanofi-Aventis which is payable in cash or common stock at the Company’s discretion. Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary.
     The Company is engaged in two primary markets: Email Encryption and e-Prescribing (previously known as eSecure and eHealth). Both are subscription businesses that share a common business model. First, the service is established and maintained, which requires a start-up cost and recurring fixed costs. Subscribers are then acquired and brought onto the service, which requires a variable acquisition cost of selling and marketing, installation and deployment. Subscribers are recruited with the goal of reaching a level of subscriber payments that exceeds the fixed recurring service costs. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers is essential to operational cash flow breakeven.
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
     Email Encryption — The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. For several years the spending in Email Encryption exceeded cash receipts. As that business has matured, the gap between cash spending and cash receipts from operations narrowed substantially and the Company believes it is now cash flow accretive from operations (before allocation of overhead). This was accomplished by keeping costs relatively flat while increasing year-on-year, new first-year orders (approximately $4,400,000 in calendar year 2004, $5,300,000 in 2005 and $3,600,000 for the first nine months of 2006), as well, as maintaining a high customer renewal rate (approximately 95% for calendar years 2004, 2005 and the first nine months of 2006) of existing customers whose initial contracted service period had expired. The Company expects the Email Encryption business to generate cash receipts in excess of its specific operating costs in 2006 and beyond assuming continued addition of new subscribers at historical rates and maintaining consistent subscriber renewal rates.
     e-Prescribing — The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption; thus, the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching a level of subscribers required to overcome the spending needed to profitably provide the service. The Company currently estimates approximately 10,000 active users (subscribers) of the e-Prescribing service are needed for these fixed costs to be overcome. The breakeven point will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. As of September 30, 2006, the Company had approximately 2,636 such active prescribers on the service. The Company currently has the staff on hand to deploy an incremental 500 units per quarter and has a backlog of approximately 1,400 sponsored, but not yet deployed units. Not all users to whom the e-Prescribing service is deployed become active. Furthermore, the Company has experienced some attrition in its deployed and active user base. The transaction-based fees, or usage fees, form an important part of the e-Prescribing breakeven point mentioned above. The Company has resources tasked with securing additional transaction-based revenue sources. The success of this effort will depend on market acceptance for the services offered, as well as, having sufficient physicians deployed and active to make the transaction and performance related services appealing to buyers.
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

     As a result of the cost reduction measures undertaken thus far in 2006, relatively low contractual future spending commitments, historically high customer renewals and continued growth in the Email Encryption services consistent with past rates, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and the remaining proceeds on hand from the equity private placement completed on April 5, 2006, (see Note 13 to the condensed consolidated financial statements) the Company believes it has adequate resources and liquidity to sustain operations for the twelve months from September 30, 2006, and is projecting cash flow improvements through cash receipt increases and cost reductions to augment its liquidity beyond this time frame.
     However, operating in emerging markets (e-Prescribing) and developing markets (Email Encryption) involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a sufficiently timely manner its targeted improvements. Should business results not improve sufficiently as projected, the Company could have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings if terms are acceptable or a combination of these actions. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the current price of the Company’s common stock. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued improvement in the Company’s Email Encryption business will ultimately be the most significant operational determinants of liquidity.
   Sources and Uses of Cash Summary
     Ending cash and cash equivalents on September 30, 2006, was $14,842,000 versus $20,240,000 on December 31, 2005. These balances exclude restricted cash of $35,000 at September 30, 2006, and $5,135,000 at December 31, 2005. Restricted cash is not available for operations because of contractual restrictions placed on that cash. At December 31, 2005, the restriction was primarily from placement of the cash in collateral accounts used to secure existing debt.
     The following table shows various sources and uses of operating cash for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended, September 30,
	2006	2005	Variance
Operating Cash Receipts (Products existing on December 31, 2005)	$13,803,000	$11,457,000	$2,346,000
Operating Cash Receipts (Products divested in 2005)	—	1,736,000	(1,736,000)
Net Operating Cash Spending	(28,673,000)	(32,377,000)	3,704,000

Net Cash Used by Operating Activities	$(14,870,000)	$(19,184,00)	$4,314,000

     For the nine-month period ended September 30, 2006, the net cash used by operating activities improved $4,314,000 over the comparable period in 2005. Overall, the Email Encryption services yielded positive cash flow from operations while e-Prescribing had negative cash flow from operations. Cash flow from operations is a management measurement that excludes unallocated overhead costs. Email Encryption has seen year-on-year improvement in cash flow because of continued growth in new subscriptions and its high rate of customer renewals. The Company anticipates that year-on-year Email Encryption cash flow improvement should continue as long as new subscriptions and the rate of customer renewals are sustained. The early-stage market of e-Prescribing makes the expected full-year cash usage for the Company’s e-Prescribing service in 2006 less predictable. Improved cash utilization for the e-Prescribing service is dependent upon securing new payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction and performance-based fees.
     The Company announced in the second quarter of 2006 that it was in the process of reducing its quarterly spending by way of a reduction in workforce and reductions in non-headcount related areas. On August 8, 2006, the Company announced that the targeted cost reductions would be increased to equal approximately a 25% reduction in quarterly spending when compared with the first quarter of 2006. The purpose of these reductions is to streamline the Company’s operating costs in order to strengthen the Company’s liquidity position by more closely matching its cost structure to near-term revenue opportunities. As of November 1, 2006, the Company has substantially completed the headcount reductions.
     As reported in the condensed consolidated statements of cash flows, net cash flows provided by investing activities was $4,087,000 for the nine months ended September 30, 2006. Of that total, $1,024,000 was used to purchase various computing equipment primarily to satisfy customer contracts. Most prevalent are purchases of computer servers for the Email Encryption business, which are required to deliver the Company’s services. The amount of additional spending on capital equipment in 2006 is directly proportionate to the Company’s success in securing new Email Encryption business. Offsetting the cash used for capital equipment was the release of $5,100,000 of restricted cash. The restricted cash was used to pay off the remaining $5,000,000 of convertible debt in June 2006 (see Note 12 to the condensed consolidated financial statements).

     Net cash provided by financing activities was $5,385,000 for the nine months ended September 30, 2006. This is primarily related to payments totaling $5,596,000 made on various notes payable offset by $10,981,000 (excluding $72,000 of accrued transaction costs) in net proceeds from a private placement of the Company’s common stock on April 5, 2006 (see Note 13 to the condensed consolidated financial statements).
   Cash Sources
     The following items are essential to the Company’s future operating cash sources:
•	contractual backlog

•	Email Encryption growth and retention

•	e-Prescribing growth and retention

•	e-Prescribing transaction and performance-based fees
     Backlog — The Company’s end-user order backlog of $25,517,000 is comprised of contractually bound customer agreements that are expected to be amortized into revenue as services are provided in the future. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of $9,421,000 of deferred revenue that has been billed and paid and $16,096,000 that has either not yet been billed or has been billed but not collected in cash as of September 30, 2006. The Company estimates that approximately half of the amount not yet billed will be billed in the next twelve months.
     Email Encryption growth and retention — The Company collected cash receipts of $14,119,000 in the twelve months ended September 30, 2006. The Company estimates cash receipts from Email Encryption in the next twelve months will be in the range between $18,500,000 and $19,500,000. This would represent a $4,381,000 to $5,381,000 increase in gross cash receipts compared to the twelve months just ended September 30, 2006. At the low end of this range, the Company assumes it will collect contractually billed amounts, experience continued customer renewal rates of 95%, and continue adding new first-year orders at the same rate demonstrated over the last twelve months. Furthermore, should the Company achieve significant success in its new OEM/distribution strategy in addition to new first-year order growth from traditional channels, the high end of the cash receipts estimate could be reached or exceeded. The Company believes that these potential increases in cash receipts can be achieved with minimal additional costs.
     e-Prescribing growth and retention — The Company’s go-to-market model in e-Prescribing has been to contract with healthcare payors who pay the Company to provide service to physicians for at least one year. The Company has demonstrated selling and deployment success with this model with seven major insurance payors. The Company’s current list price for the first year of the service is $2,000, which includes twelve months of service as well as set up fees, and a $600 per year fee for service in subsequent years. The Company currently has a usage-based arrangement with one of the payor sponsors, which provides for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior. The ability to have users actively using the service, and thus, increase the likelihood of renewals and generate transaction fees, is an important aspect of the Company’s cash flow breakeven plan for e-Prescribing.
     e-Prescribing transaction and performance-based fees — The Company’s go-to-market model in e-Prescribing also involves securing additional fee-based contracts where customers pay for various transactions that occur through the e-Prescribing service. For example, the Company has contracts with pharmacy benefit managers and one electronic prescription aggregator for prescriptions that are fulfilled through their system. Currently, the Company has contracts that can provide between 7 and 10 cents per prescription written using the service and the Company is receiving an average of 6 to 7 cents per script as of September 30, 2006. As the number of prescriptions increase, the expected cash receipts increase. In most cases, there are multiple payors in each market and the additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Possible sources for additional transaction fees are from parties who could benefit from a real time, electronic messaging capability with PocketScript users. Securing further transaction and performance-based revenue streams will be required so that the previously discussed target of 10,000 active physician level will provide returns in excess of fixed costs of providing the e-Prescribing service.

   Cash Requirements
     While the contractual commitments of the Company as of September 30, 2006, are relatively low in comparison to historical cash used from operations, the Company anticipates further net cash usage from operations over the next twelve months. The Company’s cash requirements consist principally of the Company’s contractual commitments; funding its operating losses as it maintains a leadership position in the emerging markets in which it operates; and capital expenditures. The latter of which primarily involves computer equipment to support new Email Encryption customer orders and, over time, ongoing refurbishment of the data center and customer-located Email Encryption computer equipment. The Company’s cash requirements beyond contractual commitments are primarily aimed at continued investment in the e-Prescribing business.
     The Company has acquisition costs associated with adding subscribers to both the Email Encryption and e-Prescribing services. For Email Encryption, the costs are primarily selling and marketing, while for e-Prescribing the costs are primarily recruitment and deployment related, including hardware device costs. In the first year of the service, the Company generally targets fees from the subscriber that cover the majority of the incremental acquisition costs. After the first year of service, the incremental cost to support customers decreases significantly, which increases the variable cash contribution to the Company as each contract matures. In addition, net cash contributions from transaction-based fees are high as the incremental costs to support these fees are minor. In the second and third quarters of 2006, the Company deployed the e-Prescribing service to 445 and 460 prescribers, respectively. Future quarters with deployments greater than these quantities will equate to greater variable costs offset with greater cash receipts from the sponsors and lower deployments versus this current run rate would equate to lower variable costs and cash receipts than recently experienced.
     The Company is projecting its operating spending to be $33,000,000 to $34,000,000 inclusive of capital equipment purchases for the next twelve months from September 30, 2006. This projection is based on the Company’s organization size after taking into account actions taken for the aforementioned cost reductions, the current order and deployment rates and the annualized operating spending.
   Debt Instruments and Related Covenants
     As more fully explained in Note 12 to the condensed consolidated financial statements, as of September 30, 2006, the Company has debt obligations relating to two separate arrangements:
     1. Promissory Note Payable: $2,700,000
     2. Short-term Promissory Note: $37,000
     Promissory Note Payable — Concurrent with the closing of the MyDocOnline acquisition, Sanofi-Aventis loaned the Company $3,000,000 due March 15, 2007, with a stated annual interest rate of 4.5%. Interest on the note is payable only in services provided by the Company to Sanofi-Aventis, unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then-current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. At the option of Sanofi-Aventis, the principal portion of the note may be paid in the form of services provided to Sanofi-Aventis by the Company pursuant to the terms of such services agreement. It is unlikely that the note will be paid in the form of services. Should the note not be paid in the form of services, the Company is required to pay the note in cash or stock at maturity at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
     Short-term Promissory Notes — In December 2005, the Company issued an 11-month note payable to Cananwill to finance the Company’s 2006 commercial insurance policies. The note matures in November 2006 and has a stated interest rate of 6.99%. Interest and principal payments are due in equal monthly installments.
   Liquidity Summary
     Based on the Company’s organization, cost reduction actions previously mentioned and current order and deployment rates as of September 30, 2006, the operating spending plus capital asset purchases for the next twelve months is projected to be $33,000,000 to

$34,000,000. Payment of the note payable to Aventis in cash (see Note 12 to the condensed consolidated financial statements), should the Company choose to pay the note in cash versus payment in the Company’s common stock as allowed in the note, would increase these projected spending amounts. Using flat year-on-year order rates for Email Encryption, consistent renewal rates for subscribers, and a deployment rate consistent with the last two quarters in e-Prescribing, cash receipts for the next twelve months are projected to be $26,750,000 to $28,000,000. These cash receipt projections, when combined with $14,842,000 unrestricted cash on hand at September 30, 2006, provide for an estimated $41,592,000 to $42,842,000 in cash available to fund the expected operational spending of $33,000,000 to $34,000,000 for the next twelve months.
     Based on the foregoing projections, the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months, beginning September 30, 2006.
     However, operating in emerging and developing markets involves risk and uncertainties, and there are no assurances that the Company will ultimately achieve or achieve in a timely manner its targeted improvements in operating performance. Beyond the twelve months beginning October 1, 2006, should business results not have improved sufficiently as projected, the Company would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the current price of the Company’s common stock. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued performance in Email Encryption will ultimately be the most significant operational determinants of liquidity.
Options and Warrants of ZixCorp Common Stock
     In 2004, and to a much lesser extent in 2005, the Company raised significant cash, from individuals who held warrants and options in the Company’s common stock as they exercised these warrants and options. The Company continues to have significant warrants and options outstanding that are currently vested. The extent of future cash inflow from additional warrant and option activity is not certain. However, most of the outstanding options and warrants currently have exercise prices in excess of the Company’s current stock price, in some cases significantly so. The following table summarizes the warrants and options that are outstanding as of September 30, 2006. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value	(included in	Total Value
	Outstanding	of Outstanding	outstanding	of Vested
Exercise Price Range	Shares	Shares	shares)	Shares
$1.42 - $1.92	6,687,014	$10,231,000	467,914	$721,000
$1.93 - $3.50	5,951,864	17,320,000	4,450,223	13,262,000
$3.51 - $4.99	4,616,621	20,128,000	3,921,809	17,256,000
$5.00 - $5.99	1,706,968	8,825,000	1,706,968	8,825,000
$6.00 - $8.99	1,449,215	9,362,000	1,190,882	7,776,000
$9.00 - $19.99	1,439,848	15,666,000	1,295,683	14,162,000
$20.00 - $57.60	1,138,695	60,567,000	1,138,695	60,567,000

Total	22,990,225	$142,099,000	14,172,174	$122,569,000

Off-Balance Sheet Arrangements
     None.
Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of September 30, 2006:

	Payments Due by Period
	Total	< 1 Year	1-3 Year	3-5 Years	> 5 Years
Notes payable	$2,737,000	$2,737,000	$—	$—	$—
Operating leases	8,285,000	1,326,000	2,307,000	1,991,000	2,661,000
401(k) employer funding obligation	155,000	155,000	—	—	—
John Ryan consulting agreement	80,000	80,000	—	—	—

Total cash obligations	$11,257,000	$4,298,000	$2,307,000	$1,991,000	$2,661,000

     The Company has the option to pay $2,700,000 of the $2,737,000 notes payable and the entirety of the $80,000 owed to John Ryan with the Company’s common stock. The $2,700,000 relates to the note payable to Sanofi-Aventis (see Note 12 to the condensed consolidated financial statements). The Company is currently evaluating the method it intends to use in paying the Aventis note, meaning whether it will pay in cash, common stock or some combination of the two.
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,630,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     Potential payment of liquidated damages related to April 5, 2006 Private Placement — As discussed further in Note 13 to the condensed consolidated financial statements, the stock purchase agreement requires the Company to register the common stock issued and the common stock issuable upon exercise of the warrants. The stock purchase agreement also provides for liquidated damages to the investors should the Company have failed to have the registration statement declared effective in a specified period of time or if the Company fails to maintain the effectiveness of the registration statement for up to 23 months from the closing date. The liquidated damages amount is 2% of the total private placement proceeds for each month of non-compliance. The Company filed a registration statement with the SEC and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of September 30, 2006.
     As of November 1, 2006, the maximum potential liquidated damages the Company would incur in cash should the registration statement be declared ineffective in November 2006 and future attempts to register the shares were to be unsuccessful is $3,781,000. This amount is calculated as the months remaining that the registration is required to be maintained (16 months), multiplied by 2%, multiplied by the total private placement proceeds before transaction costs ($11,817,000). The Company has a historical record of numerous registrations being made effective and kept effective.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the nine-month period ended September 30, 2006, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2005 Annual Report to Shareholders on Form 10-K in Part II, item 7A which are incorporated by reference into this Report on Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Item 1A. Risk Factors, “Pending litigation” section below and Note 16 to the condensed consolidated financial statements.
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
     Our liquidity and capital resources remain limited. To date, our cash flow from operations has not been sufficient to fund our on-going operations and we have relied on equity and debt financings to fund our operations. There can be no assurance that our liquidity or capital resource position would allow us to continue to pursue our current business strategy. As a result, without achieving growth in our business along the lines we have projected, we would have to alter our business plan or further augment our cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. One or more of these actions would likely substantially diminish the value of our common stock.
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
     Our PocketScript business has incurred significant operating losses. Through September 30, 2006, significant orders for our PocketScript e-Prescribing service came from sponsorship agreements with healthcare payors. Under our payor-sponsorship business model, we deploy PocketScript to the end-user physician and provide the end-user physician a subscription to use the service in return for payments from the healthcare payor. These payments are in the form of guaranteed payments from the healthcare payor or contingent payments that are based on contractually specified performance metrics. In some cases, these contingent payments could represent a substantial portion of the revenue opportunity under the contract. Substantially all of the end-user physicians who are using the PocketScript service and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. If the healthcare payors fail to extend their sponsorship, there is no assurance that the physicians will pay to continue to use the PocketScript service.

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
     End-users of our PocketScript service may not continue to use the service .
     The Company currently estimates approximately 10,000 active users (subscribers) of the e-Prescribing service are needed to cover its e-Prescribing fixed costs. As of September 30, 2006, the Company had approximately 2,636 such active prescribers on the service. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Overview, e-Prescribing.” Not all users to whom the e-Prescribing Service is deployed will become active users. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Revenue Indicators — Backlog, Orders, and Deployments.” Furthermore, the company has experienced attrition in its base of active users. Thus, there is no assurance that the Company will be able to achieve a sufficient number of active users to build a successful e-Prescribing business.
     Failure to significantly increase our base of PocketScript users or obtain significant prescription transaction fees, or other fees may result in failure to achieve the critical mass of physicians and revenue to build a successful business.
     We incur significant up-front costs in connection with initially establishing our PocketScript e-Prescribing service with the physician users. Under our current business model, third-party payors typically pay all or a majority of the variable costs of initially establishing our e-Prescribing service. Our plan is to obtain additional revenues in the form of recurring annual subscription fees to use our e-Prescribing service, either paid by the third-party payors or the physicians. In addition, we must obtain additional revenues from prescription transaction fees, or other fees to operate this line of business profitably. Increasing our physician user base and increasing prescription transaction fees, or generating other fees, are critical to the success of this plan.
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
     In sum, there is no assurance as to whether we will be able to maintain, or whether and how quickly we will be able to increase our user base or prescription transaction fees or whether we will be able to generate other fees to such a level that would enable this line of business to operate profitably. If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our-e-Prescribing business, or raise additional capital.

     Competition in our businesses is expected to increase, which could cause our business to fail.
     Our Zix-branded solutions and services are targeted to the Email Encryption services market. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, an increasing number of well-funded competitors have entered the market. Companies that compete with our Zix-branded Email Encryption business include content management and secure delivery companies, such as Tumbleweed Communications Corp., and other secure delivery participants, such as Voltage Security, PostX, PGP Corporation, Certified Mail, Authentica, Secure Computing and Sigaba Corporation. In addition, we face competition from vendors of Internet server appliances, operating systems, networking hardware, network management solutions, and security software, many of which now, or may in the future, develop or bundle Email Encryption into their products.
     Our PocketScript e-Prescribing service applies the benefits of e-messaging to the medical prescription process by enabling providers to write and transmit prescriptions electronically directly to the pharmacy. Competition is expected to increase as this emerging market continues to develop and it becomes generally apparent that there are viable business models for commercial success in this market. Participants in the e-Prescribing space include AllScripts Healthcare Solutions, MedPlus, Dr. First, Inc., InstantDX LLC, and iScribe. Competition from these companies and from vendors in related areas, such as electronic medical records vendors — who are expected to include e-Prescribing services as an element of their service offering — is expected to increase.
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
     As of September 30, 2006, we have $2.2 million of goodwill on our balance sheet relating to the Email encryption segment. Goodwill is evaluated at least on an annual basis or whenever there is a reason to question if the goodwill values are impaired. We also have $3.3 million of property and other long-lived assets. The carrying value of these assets are evaluated whenever there is reason to question if the values are impaired. Future events could impact the valuation of goodwill and long-lived assets. It is possible that we may incur further charges for other asset impairments in the future as we evaluate the prospects of our various lines of business.
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
     Secure messages sent through our ZixPort and ZixMessage Center messaging portals, in connection with the operation of our Email Encryption services, include personal healthcare information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network; and individual prescription histories transmitted through our e-Prescribing system and other personally identifiable healthcare information will reside in our secure data center network indefinitely. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our Internet-related services.
     Pending litigation could have a material impact on our operating results and financial condition.
     Beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division, against us and certain of our current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of ZixCorp’s common stock between October 30, 2003 and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during this time period. These several class action lawsuits have been consolidated into one case.
     The Company’s motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and pursuant to the Private Securities Litigation Reform Act was denied in September 2006 by the court before whom the matter is pending. Accordingly, the consolidated class action is proceeding in due course.
     Also, three purported shareholder derivative lawsuits have been filed against us and certain of our current and former officers and directors. These derivative lawsuits were filed in September 2004, October 2005 and November 2005. The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name ZixCorp as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above and others. The suits seek to require ZixCorp to initiate legal action for unspecified damages against the individual defendants named in the purported shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, and misappropriation of information; and seek contribution and indemnification against the individual defendants.
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
     Our Zix-branded solutions and services and the e-Prescribing service employ, and future solutions and services may employ, public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption services using public key cryptography technology would be reduced or eliminated and such services could become unmarketable. This could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This or related publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.
     We depend on key personnel.
     We depend on the performance of our senior management team — including our Chairman, CEO, President and COO, Richard D. Spurr, and his direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain, and motivate these individuals. There are no binding agreements with any of our employees that prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain, and motivate key employees could harm our business.
     We rely on third parties.
     If critical services and products that we source from third parties were to no longer be made available to us or at a considerably higher price than we currently pay for them, and suitable alternatives could not be found, our business could be harmed.
     For certain elements of our service offerings, we sometimes rely on the products and services of third parties under contracts. In particular, we currently rely on one third party to supply the hand held device primarily used by the prescribing physician users of our e-prescribing service. Those third parties are not under our control beyond the terms of their agreements and, therefore, should they elect to withhold their products or services or significantly raise their prices, we could be damaged financially in lower returns on sales and a lessening of competitive advantages if suitable alternatives could not be found in a reasonable period of time.
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
     Our stock price may be volatile and we may forfeit our NASDAQ listing.
     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. To maintain its listing on the NASDAQ Global Market, where the shares of the Company’s common stock are currently traded, the closing bid price of the Company’s common stock cannot fall below $1.00 per share for a specified number of trading days and the market value of the Company’s outstanding shares cannot fall below $50 Million for a specified number of trading days. In September 2006, as previously announced, the Company received notice from NASDAQ that it had failed to meet these requirements and that the Company’s securities could potentially be de-listed from NASDAQ if these requirements were not met within specified time periods. As previously announced, the Company met these requirements within the specified time periods and has thus “cured” the non-compliance. However, there is no assurance that the Company ‘s common stock will continue to trade at prices that will permit the Company to be successful in maintaining its NASDAQ listing.
     Furthermore, our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last few years. As of October 13, 2006, there was a reported short position in our common stock of 2,414,157 shares, which may affect the volatility of our stock price.
     We have a significant amount of stock options and warrants outstanding and may issue additional equity securities in the future. Exercise of the outstanding options and warrants, and future issuances of other securities will dilute the ownership interests of existing shareholders.
     In January 2004, we acquired substantially all of the assets and business of MyDocOnline, Inc., a subsidiary of Aventis Pharmaceuticals, Inc., and a provider of secure Web-based communications, disease management, and laboratory information solutions. In connection with the acquisition, Aventis Inc. loaned us $3.0 million, which amount may be prepaid by us at our discretion and is due and payable on March 15, 2007. The principal portion of the note may be re-paid, subject to certain limitations, at our option, using shares of our common stock (valued at the time of the re-payment). If re-paid using shares of our common stock on March 15, 2007, the note is payable at 90% of the principal amount owing ($2,700,000). Using the closing price of our common stock on November 1, 2006, of $1.13 per share, the number of shares that would be issuable to the note principal would be 2,389,381.

     We have outstanding warrants and options, including options held by our employees, covering approximately 23 million shares of our common stock with exercise prices ranging from $1.42 to $57.60.
     The issuances of shares of common stock in respect of the Aventis promissory note and these warrants and options would result in a substantial voting dilution of our current shareholders. Any sales in the public market of the common stock issuable upon such conversion or redemption of the note or exercise of the warrants and options could adversely affect prevailing market prices of our common stock.
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
     We may have liability for indemnification claims arising from the sale of our Web Inspector, Message Inspector, and Dr. Chart(R) product lines.
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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

10.1*	Sublease dated as of July 20, 2006, between ZixCorp Canada, Inc., as Tenant, and Peleton Photonic Systems, Inc., as Subtenant.

10.2*	Letter of agreement, dated September 12, 2006, between Zix Corporation and MITEM Corporation relating to promissory note payable by MITEM Corporation to Zix Corporation, which is filed as Exhibit 2.2 to the Company’s Form 8-K, dated October 5, 2005.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Bradley C. Almond, Vice President, Chief Financial Officer, and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIX CORPORATION (Registrant)

Date: November 9, 2006	By: /s/ Bradley C. Almond

Bradley C. Almond
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)