Form 10-K
period 2006-12-31
ZIX CORP
filed 2007-03-21
CIK 855612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 0-17995

Zix Corporation
(Exact Name of Registrant as Specified in its Charter)

Texas	75-2216818

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
2711 N. Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960
(Address of Principal Executive Offices)
(214) 370-2000
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock
$0.01 Par Value	NASDAQ
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 9, 2007, there were 60,338,839 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2006 the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $49,844,844.
     Portions of the Registrant’s 2007 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
     Zix Corporation (“ZixCorp,” “Company,” “we,” “our,” or “us”) provides easy-to-use-and-deploy e-communication services that connect enterprises and consumers in the healthcare, finance, insurance, and government sectors to protect and deliver sensitive information.
     As of January 1, 2006, the Company operates two reporting segments, Email Encryption and e-Prescribing (see Note 3 to the consolidated financial statements). Prior to January 1, 2006, the Company was operated and managed as a single reporting segment.
     ZixCorp’s Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails need to be sent securely to comply with regulations or corporate policy. The Email Encryption segment is commonly referred to as Secure Messaging and has also been called “eSecure”. “e-Prescribing”, which was previously named “eHealth”, consists of a single product line named PocketScript®. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit prescriptions electronically to any retail pharmacy. During the prescribing process, the physician is provided with real-time information at the point of care, such as insurance formulary and drug interactions that would normally not be available in a paper prescription format, which allows the physician to leverage technology for better patient care. Both Email Encryption and e-Prescribing services require a significant up-front investment to establish service and secure enough subscribers to make the businesses profitable.
     The business operations and service offerings are supported by the ZixData Center™, a fully redundant SysTrust™ and SAS 70 certified network operations center dedicated to secure electronic transaction processing. The center is staffed 24 hours a day with a proven 99.99% reliability. Whether it is delivery of email or prescriptions, the Company enables communications to transpire in a trusted, safe, and secure manner. This is ZixCorp’s core skill and the Company believes it is a competitive differentiator. ZixCorp’s offerings take advantage of this capability to produce services that are easily deployed and used, scalable, and secure, with a high level of reliability and integrity.
Business Segments
Email Encryption
     Segment Overview: Email has become a mission-critical means of communications for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted along the path between a sender and a recipient, which permits theft, redirection, manipulation, or exposure to unauthorized parties. Failure to control and manage such risks can result in enforcement penalties for noncompliance with legal mandates, decreased productivity, damaged reputation, competitive disadvantage, loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage.
     Corporations require ubiquitous protection that is cost-effective, quickly deployed, regularly updated to guard against obsolescence and ineffectiveness, and easy to use so that it is consistently utilized to maintain the security of sensitive information. To satisfy this need for enterprise-wide coverage, ZixCorp’s Email Encryption Service is a comprehensive hosted service that analyzes and encrypts email communications and addresses reporting needs. ZixCorp also provides related advisory, installation, customization and training services.
     ZixCorp designs and develops its Email Encryption Service. The Company primarily sells its service through a direct sales force that focuses on larger accounts and a telesales force that focuses on small to medium-sized businesses. To sell these services, the Company also uses a network of resellers and other distribution partners, particularly other service providers seeking an encryption offering in an OEM-like relationship. In 2005, the Company began a program to place greater emphasis on these distribution channels, so they might become a more significant source of revenues in the future. In 2006, 7% of the Company’s new first-year Email Encryption sales came from these OEM partners.

     Email Encryption Service and Solutions: ZixCorp’s Email Encryption Service is fully interoperable and linked by a Best Method of Delivery™ protocol that automatically determines the most direct and appropriate means of delivery, based on the sender’s and recipient’s communications environment and preferences. The service supports five encrypted email delivery mechanisms, including S/MIME, TLS, OpenPGP, “push” delivery and secure portal. This last mechanism enables users to send messages instantly and securely to anyone with an email address, including those who do not have an encryption tool. ZixCorp’s Best Method of Delivery makes the technology simple for end users and provides flexibility and ease of implementation for information technology professionals. The Company believes this ability to send messages through different modes of delivery — either by the end user selecting a desired path or as an automated function set by the enterprise — makes ZixCorp’s Email Encryption Service superior to competitive offerings.
     ZixCorp employs a centralized directory of users’ encryption codes called the ZixDirectory®, which the Company considers a key differentiator of its offering. This centralized key management system implements PKI (Public Key Infrastructure) functionality for email encryption without the implementation burden or cost of typical PKI infrastructures. ZixCorp’s Email Encryption Service is focused on ease of use for the senders and recipients of encrypted email, while affording them the option of strong encryption methods, extended feature sets, and the flexibility of a variety of fully integrated and fully interoperable solutions. With ZixCorp’s Email Encryption technology, ZixCorp users obtain:
•	Privacy with encryption

•	Authentication

•	Integrity of messages

•	Non-repudiation — senders cannot deny sending, and recipients cannot deny receiving, messages
     ZixCorp has several approaches for its Email Encryption Service — with a single administrative console that enables customers to send electronic content to anyone, at anytime, securely. It provides several added levels of security while assuming the burden of managing users’ public keys. These additional security components are:
•	Certified receipts

•	Storage security

•	Time stamps that cannot be repudiated

•	Corporate policy enforcement
     ZixCorp has several optional components for delivering its Email Encryption Service, which are detailed below.
     ZixVPM®, ZixVPM Alliance™, and ZixVPM Corporate™ — ZixVPM (Virtual Private Messenger), which is the primary configuration in which ZixCorp’s Email Encryption Service is delivered today, is an appliance-based secure e-messaging management service that provides company-wide privacy protection for both inbound and outbound email communications. It employs encryption technology for delivering and encrypting email transmissions to and from an enterprise’s corporate firewall. ZixVPM provides secure email for remote employees, customers, and business partners without requiring the enterprise to create, deploy, or manage end user encryption keys and desktop software.
     Since ZixVPM is installed at the periphery of the enterprise’s network, end users are not required to install any software or obtain encryption codes to secure their email messages. The Company believes this ability to provide secure email without impacting the end user provides a degree of practicality that is highly desirable in the marketplace and necessary to any widespread deployment of secure email. ZixVPM can be seamlessly integrated with a customer’s own scanning and filtering tools, or those offered by ZixCorp. ZixVPM enables customers to automate email encryption in accordance with standard corporate policies and enforce these policies without having to rely on the discretionary judgment and action of individual employees.

     ZixVPM is delivered with built-in policy management features, auditing and reporting functions, in addition to the service’s pre-existing secure email delivery capabilities. ZixVPM can also be bundled with a comprehensive lexicon of validated policies to assist organizations in their efforts to meet standard-of-care guidelines and various regulations, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Gramm-Leach-Bliley Act (“GLBA”). Additional customized ZixVPM policies can easily be created through an intuitive policy management interface.
     ZixVPM also incorporates a powerful and sophisticated email content scanning engine to identify, protect, and manage messages containing sensitive information. The content scanning mechanism is supported by a powerful pattern-matching engine that incorporates word stemming, fuzzy matching, nested document support, and proximity matching. These methods permit confidential or sensitive information to be detected even when there are errors of context, grammar, or spelling, or when content is hidden within attachments, while preventing accidental filtering of similar but unrelated words or phrases.
     ZixVPM Alliance brings the seamless integration and flexibility of ZixVPM to a company’s business partners. This service provides an easy method to email sensitive data transparently between companies with no disruption to productivity. With ZixVPM Alliance, secure messages are transmitted directly to and from primary email accounts for maximum efficiency and convenience. Partner companies with ZixVPM Alliance also have the ability to upgrade their systems to the full-featured ZixVPM at any time.
     ZixVPM Corporate is a smaller version of ZixVPM with all the features and capabilities of the standard version. It is a cost-effective solution for companies with fewer than 1,000 employees.
     ZixAuditor® — ZixAuditor is an assessment service used to analyze, document, and report on the nature and characteristics of an organization’s inbound and outbound email with the purpose of identifying regulated, high-risk, or proprietary content. It is used primarily by ZixVPM customers to design and refine effective policies that correspond to the identified risks and email traffic patterns of their organizations. ZixAuditor provides a concrete and quantifiable basis to justify and determine the kind of solution needed to safeguard email traffic, to protect from risks, and to enforce corporate policies. ZixAuditor also provides a means to monitor ongoing effectiveness and to refine policies. The Company believes this service to be unique in the industry and a factor contributing to ZixCorp’s expertise in the application of secure email solutions.
     ZixAuditor is built around a lexicon that enables the identification of messages containing legal, health, financial, human resources, and other legally protected or proprietary information. The lexicon was created in consultation with Kirkpatrick & Lockhart, Preston Gates Ellis LLP (formerly Preston Gates & Ellis LLP), a Seattle-based law firm with a strong focus on intellectual property rights, electronic communications, and federal privacy regulations. As part of each assessment, the lexicon is customized to include terminology specific to a customer’s organization.
     ZixMail® — ZixMail is a subscription-based secure desktop email application that employs encryption technology, which enables users to easily send encrypted, digitally signed communications to any email address, even if the recipient does not subscribe to ZixMail. The service works with existing email addresses and systems, and is available in a standalone version or in versions that integrate fully with Microsoft Outlook®. As with ZixVPM, ZixMail does not require the user to manually exchange or manage public encryption keys. The ZixData Center automatically validates a user’s unique digital signature and distributes public keys in real time for each message. Optional certified receipts irrefutably establish the exact time messages are sent and opened. ZixMail is a portable solution, as the digital signatures used to exchange ZixMail messages may be easily exported or imported to other computers at the user’s discretion.
     ZixMail utilizes ZixCorp’s Best Method of Delivery to enable recipients who are not ZixMail subscribers to receive and reply to ZixMail messages at no charge through the ZixMessage Center, which provides a browser-based solution for viewing and composing secure messages. Email messages are stored until the expiration date (set by the sender) or until the recipient deletes the message. At the option of the sender, the ZixMessage Center will generate and send a pick-up receipt and an expiration notice to the sender. The ZixMessage Center enables ZixMail subscribers to send secure messages to non-ZixMail subscribers, which provides a send-to-anyone encryption solution.
     ZixPort® and ZixPort Corporate™ — ZixPort is a browser-based, branded secure e-messaging portal solution. It is primarily an add-on service element for a ZixVPM customer to provide a central access point to exchange private and secure email and a vehicle that can be used to repeatedly draw customers to the corporate portal. It is hosted, monitored, and managed in the ZixData Center.

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
     ZixDirect® — ZixDirect, introduced in 2006, is an extension of ZixCorp’s Best Method of Delivery protocol for ZixVPM users that delivers encrypted emails directly to the recipient’s inbox, allowing access while working offline. With ZixDirect, the secure message arrives as an HTML attachment within an email, so that when the message is opened and the password is entered, the attachment automatically decrypts the email for the reader in a local browser. Therefore, there is no client software to install and encryption capabilities are not required for the recipient to read the secure message. ZixDirect can also be combined with ZixPort, and can be custom branded as well.
     There is no pre-registration required for receiving a ZixDirect message, although the first time a user receives a ZixDirect message from a sender, authentication is required to establish the identity. After receiving the first message, the password that is established can be used for future messages. The recipient can also “reply”, “reply all” and “forward” messages securely via ZixDirect. Many of the other benefits of ZixCorp’s Email Encryption Service, such as send-to-anyone capabilities, seamless integration with existing systems, and ease of deployment, apply to ZixDirect as well.
     ZixConnect™ — ZixConnect, also introduced in 2006, is a managed Transport Layer Security protocol (TLS) service designed principally for secure financial communications with federal banking regulators, banks and other financial institutions. With ZixConnect, clients use a single TLS connection, established and maintained by ZixCorp, to send and receive encrypted emails with key business partners. While the customer needs to establish only one connection to the Company, ZixCorp can maintain hundreds of connections on the other end to ensure delivery to the customer’s targeted recipients. ZixConnect is also ideal for existing Email Encryption Service clients who need to communicate with certain partners through TLS, but would rather not setup and maintain the connection directly from their existing ZixVPM system.
     There are several characteristics of ZixConnect which make it attractive to the financial services industry. First, TLS appears to be becoming the standard communications protocol for all interbank and regulator-bank communications. Second, establishing the TLS connection to ZixCorp does not require any external hardware on the customer premises, which has been an issue for many participants in the financial services sector, particularly the larger institutions. Therefore, the Company believes that this service could further open sales opportunities in the higher end of this market. A third feature is the emails are encrypted only at the customer’s network periphery, which allows mandated email retention and surveillance policies to be enforced.
     Email Encryption Competition: ZixCorp’s service differs from the products and services of its competitors. ZixCorp offers a hosted service offering, while most competitors offer a solution that the customer builds and runs themselves. Some of these competing companies have substantial information technology security and email protection products; however, the Company believes that the subscription hosted service that it offers has many advantages in the marketplace. The Company believes it offers a top tier service that addresses the complete range of requirements needed for e-messaging protection with full-featured and flexible solutions that are both user friendly and simple to deploy. The Company may also have a significant price advantage in this field, as a result of both lower direct costs and the inherent benefits that an outsourcing model implies: single source, less overhead, less hassle, and access to dedicated expertise. Most other product-only solutions require extensive increases in overhead to implement and deploy.
     In addition, ZixCorp offers technology solutions that can be made operational quickly compared to the longer procurement and deployment cycles common with the solutions of many competitors. This capability is particularly important when it is necessary to communicate with external networks, as is the case with the healthcare and financial services markets. The Company’s registered users become part of the ZixDirectory, a global “white pages” that enables instant secure communications with other ZixCorp registered users using the Company’s centralized key management systems and overall unique approach to implementing secure e-messaging technology. The Company enables secure communications with non-registered users via the ZixMessage Center. This instant interoperability with other users is a capability not generally found in competitors’ solutions.
     The Company’s Email Encryption Service focuses on the secure (encryption) delivery portion of the secure e-messaging market, a sub-segment of the e-messaging management and protection market. Companies operating in this portion of the market include content management companies such as Tumbleweed Communications Corp. and other secure delivery participants such as PGP Corporation, Certified Mail, Authentica, Voltage Security, PostX (recently acquired by Cisco Systems Inc.), Secure Computing, and Sigaba Corporation. Technically, while these companies offer “send-to-anyone” encrypted email, the Company believes they are unable to offer the benefits that come from access to the ZixDirectory and from using the Company’s Best Method of Delivery protocol. ZixCorp believes that technology alone cannot solve customers’ challenges and the Company offers several programs that add business value to its technology services. The Company’s audit and assessment service enables prospects and customers to establish a baseline understanding of the security issues within their e-messaging systems prior to deploying ZixCorp’s solutions on an ongoing basis to ensure continued compliance with security best practices.
     Moreover, the Company does not believe that its competitors have made the investments required to match its infrastructure development and services. Only ZixCorp offers a complete secure delivery package: robust email encryption from the sender’s computer desktop, robust email encryption from the sender’s network server, policy management from the sender’s network server, and a full array of benefits and managed services provided by the ZixData Center. This complete secure delivery solution differentiates the Company’s service from all other secure e-document delivery and secure e-messaging market participants.
e-Prescribing
     Segment Overview: Increasingly, healthcare transactions previously conducted in person or on paper are being converted to electronic methods. Due to ZixCorp’s experience and capabilities in secure e-messaging of electronic data, it was logical to expand into e-prescribing.
     Studies have shown that e-prescribing delivers many benefits including reduced calls from the pharmacy to the physician, reduced costs for patients and their insurers through increased prescribing within drug formulary guidelines, increased delivery of prescribed drugs via mail order and reduced prescribing errors. With over 580,000 physicians in the United States (“U.S.”) and 225,000 of those considered high-prescribing physicians, the Company believes that the e-prescribing market opportunity is significant. ZixCorp offers an e-prescribing application that not only delivers the foregoing benefits, but also lends itself to related products and additional point-of-care services to improve the efficiency and effectiveness of physicians by providing greater access to information and other decision making support tools. The Company believes that the growing interest in lowering healthcare costs in both the private and public sectors while using information technology to improve the quality of health care opens up additional opportunities for acceptance of these services.
     ZixCorp designs and develops its e-Prescribing solution and directly distributes it to physicians and healthcare institutions. The Company has entered into sponsorship programs whereby large health insurance companies (payors), have agreed to provide the e-precribing devices and service free of charge for various periods of time to associated physicians. ZixCorp generally sells this as an annual service with an initial set-up and hardware charge. Typically, the third-party sponsors have agreed to pay for the physicians’ use of the service, or at least most of the initial set-up costs and first year of service, because they have a vested benefit in the cost savings associated with use of this technology.
     e-Prescribing Services and Solutions: ZixCorp’s e-Prescribing technology enables medical providers to write and transmit prescriptions electronically from the point of care directly to the pharmacy. In addition to enabling providers to write and transmit prescriptions electronically, ZixCorp’s e-Prescribing offers point-of-care access to real-time drug formularies and comprehensive drug data. The result is significant time savings from fewer illegible prescriptions; enhanced patient safety from checking drug-to-drug and drug-allergy interactions; significant cost savings to healthcare payors and pharmacy benefit managers from higher formulary compliance, generic drug prescribing, and mail-order use; and fewer office resources dedicated to managing prescriptions.
     PocketScript — PocketScript is ZixCorp’s e-Prescribing solution. The service works with a handheld wireless Personal Data Assistant (“PDA”) or a secure Web site to provide physicians with the ability to write and transmit prescriptions directly to any pharmacy. In addition, providers can view available patient drug histories obtained from third parties for the purpose of confirming that prescriptions are being filled and safeguarding against duplication of therapies. The system also identifies generics and preferred drugs for multiple formularies enabling providers to choose the most appropriate option. The comprehensive prescription drug database, which PocketScript provides under license from a third party, provides information on virtually every drug available, including drug-to-drug interactions, drug-allergy interactions and a drug reference guide.
     In association with various PocketScript abilities, the Company sells and markets certain transaction-based offerings to various customers. Transaction-based fee structures are developing on a number of fronts. Pharmacy Benefit Managers (“PBM”), pharmacies and associated network operators have industry experience which has lead to evolving transaction fees, some payable to point-of-care vendors, which reflects a component of operational cost savings and/or are designed to incent industry adoption of their services. Some payors are adopting similar models based mostly on anticipation of prescription drug savings. Other payors are implementing shared savings models which correlate real financial results with our transaction and utilization data to calculate payments. The fees received by the Company and attributable to the transactional element of e-Prescribing will become increasingly significant as more subscribers are added to the service or more contracts contain the transactional element.
     e-Prescribing Competition: In general, ZixCorp’s e-Prescribing service competes in a less developed market than the Company’s other service. However, because of recent advances in healthcare technology, advances in handheld computing, and the civic and legislative mandates to reduce healthcare costs and increase patient safety, this market is seeing increases in competitive activity. The Company made strides in successfully deploying e-prescribing technology and achieving utilization over the past three years. Therefore, this deployment and utilization success may be a competitive advantage for the Company as it pursues additional sponsorships in 2007.
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
     Companies that do not currently compete with ZixCorp or only compete with selected products or in selected markets could become competitors in the future on a larger scale. Companies such as GE Healthcare or McKesson Corporation would likely offer a broad portfolio of health information technologies for all or some of the pharmaceutical, pharmacy, healthcare provider, and managed care markets. With considerable size and access to capital, they could become significant competitors.
Recent Developments
2006 Reduction in Workforce
•	The Company announced in 2006 that it was in the process of reducing its quarterly spending through a reduction in workforce and reductions in non-headcount related areas and that the targeted cost reductions would equal approximately 25% reduction in quarterly spending when compared with the first quarter of 2006. At December 31, 2006, the Company had implemented the majority of these cost reductions.
Private Placement in April 2006 (see Note 15 to the consolidated financial statements)
•	On April 5, 2006, the Company sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock or 5,958,000 warrants. The units were sold for a purchase price of $1.19 per unit. Net proceeds from the transaction were $10,909,000.
Warrant Activity and Redemption of 2004 Convertible Notes (see Note 14 to the consolidated financial statements)
•	In the first quarter 2006, and as a result of the amended convertible promissory notes payable having certain anti-dilution clauses, the Company issued an additional 51,054 warrants to the remaining note holder and reduced the range of the exercise prices of the warrants.

•	In the second quarter 2006, and as a result of the Company’s second quarter 2006 private placement transaction and certain anti-dilution clauses contained in the amended convertible promissory notes payable, the Company issued additional warrants to purchase 264,718 shares of common stock and further reduced the range of the exercise prices of certain warrants.

•	On June 23, 2006, the Company and the remaining holder of a Company convertible note agreed on terms for early extinguishment of the remaining $5,000,000 convertible promissory note payable, and as a result, the Company retired the full $5,000,000 using restricted cash and paid a $200,000 early payment premium (plus accrued interest) for a total payoff amount of $5,259,000. In accordance with the terms of the note, the Company issued warrants to the note holder to purchase an additional 782,998 shares of common stock at $4.47 per share. Further, upon repayment of the convertible promissory note payable, the Company wrote-off all unamortized discounts and deferred financing costs against the loss on extinguishment of debt. The total loss on extinguishment of debt was $871,000.
Company History
     Prior to 1999, ZixCorp designed, manufactured, marketed, installed, and supported wireless data and security technology solutions through two market-oriented groups, each with a core competency in radio frequency technology. These products were marketed under the “Amtech,” “Cotag,” and “Cardkey” brand names. In 1998, the Company determined that its businesses were approaching maturity. Accordingly, the Company decided to exit those businesses, and during 1998 sold all of its units operating at the time.
     The Company then began evaluating new Internet-related business opportunities which it deemed offered more prospects for growth and profitability. The Company perceived a need for services that brought privacy, security, and convenience to Internet communications and in 1999 began to develop secure e-messaging products. In mid-1999, the Company launched the ZixData Center, an operations center that centralizes the processing and distribution of public encryption keys. The Company began charging for ZixMail in the first quarter of 2001 and started to focus its ZixMail sales and marketing efforts toward the business market. In 2002, the Company expanded its portfolio by offering additional email encryption products such as ZixVPM, ZixAuditor, and ZixPort.
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
     In September 2003 and January 2004 the Company acquired substantially all of the operating assets and the business of Elron Software, Inc. (“Elron Software” or “Elron”) and MyDocOnline, Inc. (“MyDocOnline”), respectively. Elron was a provider of anti-spam, email content filtering and Web filtering solutions, referred to as the Message and Web Inspector (“MI/WI”) product lines. The MI/WI product lines were subsequently sold in March 2005 to CyberGuard (see Note 6 to the consolidated financial statements). MyDocOnline offered Internet-based healthcare services, including hospital-based laboratory information solutions under the product name Dr. Chart and secure Web-based communications, disease management and online doctor visits, all under the product name MyDocOnline Connect. In November 2004, the Company terminated the Connect service and in September 2005 sold the Dr. Chart product line to MITEM (see Note 6 to the consolidated financial statements).
     Prior to 2006, the Email Encryption products and Elron products were marketed under the eSecure product line and the PocketScript and MyDocOnline products were marketed under the eHealth product line. After the Elron and MyDocOnline products were sold, the eSecure and eHealth product lines were renamed Email Encryption and e-Prescribing, respectively.
Regulatory Drivers for Market Growth
     In 2002, ZixCorp chose to focus a significant portion of product development and sales efforts on the healthcare market. The Company believed that it was a sector with a clear need for secure communications as it has regulatory requirements for strict privacy and protection of data through HIPAA and consequences for noncompliance. The Company has been successful in securing market share for its Email Encryption Service. There was a significant increase in demand in the healthcare sector leading up to the April 2005 HIPAA Security Rule deadline and sales in this sector remained strong throughout 2005 and 2006.
     Additional federal regulations, such as GLBA, and state regulations across the country have enhanced security awareness in vertical markets outside of healthcare, and have prompted affected organizations to consider adopting systems that ensure data security and privacy. Even where there are no specific regulations, corporations may demand email protection to adhere to evolving industry best practices for protecting sensitive information. In 2003, ZixCorp responded to these trends by expanding the Company’s focus beyond healthcare into other vertical markets including financial services, insurance, and government. As part of the strategy to penetrate the financial services sector in particular, the Company targeted the relevant regulators who themselves were placing an increased emphasis on the secure transmission of sensitive information. The Company currently has federal regulators who comprise the Federal Financial Institution Examination Council as customers and is a recommended solution of the Conference of State Bank Supervisors, which regulates the more than 6,000 state-chartered banks in the US. As of December 31, 2006, ZixCorp had the state banking regulators in twelve states as customers. The Company believes that having banks and other financial institutions receiving encrypted email containing the branding “Secured by ZixCorp” from their regulators has helped raise the awareness of and interest in its Email Encryption Service.
     In e-Prescribing, the Company sees regulatory developments as a catalyst for increased demand for its services. In the Medicare Prescription Drug and Modernization Act of 2004, e-prescribing is specifically addressed in Section 1860D-4 and also in the subsequent final rule on the Medicare Prescription Drug Benefit, which states that Part D sponsors that participate in the Part D program are required to support and comply with electronic prescribing standards. In January 2006, the initial Foundation Standards for e-prescribing went into effect, with Final Standards to be issued after additional standards are tested. Also, in January 2006, the Centers for Medicare and Medicaid Services announced funding for four pilot demonstration projects to study the impact of those proposed additional standards, and ZixCorp participated in two such grants, one awarded to its strategic partner, SureScripts®, and another with the Rand Corporation. In July 2006, the Institute of Medicine released its study, “Preventing Medication Errors,” in which it found there were 1.5 million injuries per year from medication errors that cost the nation over $3.5 billion annually (not including the impact of lost wages and productivity) and resulted in 7,000 deaths per year. This study also calls for universal e-prescribing by 2010. In October 2006, the Department of Health and Human Services issued final regulations in support of the adoption of e-prescribing with the creation of new safe harbors to the federal Anti-Kickback Statute and exceptions to the federal Physician Self-Referral Law, also known as “Stark,” which together should facilitate additional funding for e-prescribing programs. As the costs for the ongoing Medicare Prescription Drug Benefit are fully recognized, technologies such as e-prescribing become more attractive as they can reduce the amount of spending on drugs. As such, the support of the federal government, which is the largest payor for healthcare services, to reduce spending on drugs and increase patient safety, could accelerate the development of this market.
Sales and Marketing
     ZixCorp has historically sold its services primarily via a direct sales force and in the case of our Email Encryption Service, with some indirect and partner activity in specific markets or with specific products. Increasingly in 2005 and 2006, the Company has been expanding its indirect channels to include more resellers and bundling of the Email Encryption Service with other service providers seeking an encryption offering in an OEM-like relationship. The Company has also historically focused most of its selling and marketing efforts towards the healthcare sector. The healthcare market had been the Company’s highest priority, given the legislative requirements of HIPAA, which mandates eliminating paper flow and providing privacy and security for protected health information, and increased emphasis on improving efficiency and reducing costs in the delivery of health care. In late 2004 and increasingly in 2005 and 2006, the Company has expanded its Email Encryption Service sales and marketing efforts to include the financial services, insurance, and government sectors, with the financial services sector becoming a second core customer segment for the Company. For the second half of 2006, approximately half of the new orders came from the financial services sector.
     New Email Encryption Service business focused on the corporate market is expected to be primarily generated from ZixCorp’s own direct sales efforts and, increasingly, the promotional efforts of distributors, resellers, and strategic marketing partners. To support sales efforts, the Company has undertaken various marketing activities focused on the healthcare and financial services markets using targeted direct mail, print, on-line, and email initiatives. The Company continues to develop services and features that improve its sales and marketing position in its core markets.
     For e-Prescribing, the Company has deemphasized selling directly to physicians to focus on other stakeholders that benefit from healthcare technology. In particular, seven health insurance companies (payors) have purchased ZixCorp’s services on behalf of the prescribing doctors in their plans. Because of the potential savings resulting from lower drug spend and improved patient safety, these insurance companies have, in effect, underwritten the deployment and initial subscription costs of the service for the physicians. After a sponsorship agreement is signed, the Company works closely with payors to effectively market and deploy the service to physicians. Within these programs, ZixCorp has found success in targeting physicians who practice in offices of ten doctors or less, which constitute an estimated 80% of the physicians in practice today. The Company believes this approach accelerates adoption and utilization. The Company’s e-Prescribing service has been successfully deployed in the Massachusetts market since 2004. In 2005 and 2006, sponsorship contracts have been signed with various payors sponsoring prescribers located in certain areas within seven other states. The Company will continue to target these insurance companies to expand in new areas within these existing states and to fund additional programs in other areas of the United States. The Company’s ability to expand existing sponsorships and sign additional sponsors for the deployment of e-prescribing technology will be essential and necessary for it to be successful in the e-prescribing market.
Employees
     ZixCorp had 156 employees as of December 31, 2006, with 68 employees categorized under the Email Encryption segment, 66 employees categorized under the e-Prescribing segment, and 22 employees categorized as Corporate. The majority of the Company’s employees are located in Dallas, Texas; Burlington, Massachusetts; and Ottawa, Ontario, Canada.
Research and Development; Patents and Trademarks
     ZixCorp’s continuing operations incurred research and development expenses of $6,085,000, $6,520,000, and $9,331,000, in 2006, 2005, and 2004, respectively.

	Year Ended December 31,
	2006	2005	2004
Email Encryption	$2,837,000	$2,001,000	$3,072,000
e-Prescribing	3,248,000	4,025,000	1,933,000
Corporate	—	494,000	4,326,000

Total Research & Development	$6,085,000	$6,520,000	$9,331,000

     The Company’s patents protect certain elements of the Company’s core technology underlying the Company’s Email Encryption business. ZixCorp has not realized any revenues from licensing any of its patents to third parties. The Company received no new U.S. patents in 2006. The expenses for research and development listed under Corporate in 2005 and 2004 were comprised of activities dedicated to divested products.
     The following are registered marks of ZixCorp and certain of its subsidiaries: “ZixCorp,” “ZixMail,” “ZixAuditor,” “ZixVPM,” “ZixDirect,” “ZixPort,” “ZixWorks,” and “PocketScript.”
Availability of Raw Material; Working Capital Items
     Because the Company provides a service, raw materials are not an important part of its business. However, both segments do require hardware: servers for Email Encryption and handheld devices and related networking hardware for e-Prescribing. As a general practice, the Company maintains a 60 to 90 day supply of inventory on hand. If availability were to become an issue with a particular supplier, ZixCorp could, if required, obtain needed hardware from multiple vendors and perform quality and assurance testing within the 60 to 90 day period. In the fourth quarter of 2006, the Company received an end-of-life product notice from its e-Prescribing handheld device vendor giving notice that the handheld devices currently used in the delivery of the e-Prescribing service will not be manufactured in 2007. Consequently, the Company procured sufficient quantities of handheld devices to accommodate 2007 forecasted deployments. At the same time, the Company began evaluating alternative devices for additional deployments in 2007 and beyond.
Compliance with Environmental Regulations
     The Company has incurred no, and does not expect to incur, material expenditures or obligations related to environmental compliance issues.

Governmental Contracts
     While the Company does have several contracts with state and federal regulators, it does not have a material portion of its business related to contracts with governmental agencies.
Significant Customers
     In 2006, 2005 and 2004, e-Prescribing customer Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 13%, or $2,413,000, 17%, or $2,323,000, and 16%, or $2,200,000, of total revenues, respectively. These revenues accounted for approximately 57%, 78% and 87%, of e-Prescribing revenues for 2006, 2005 and 2004, respectively. No other single customer accounted for 10% or more of the Company’s revenues in these periods.
Sales Backlog
     The Company’s end user order backlog is comprised of contractual commitments that the Company expects to fully amortize into revenue in the future. Backlog consists of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Email Encryption	$22,552,000	$19,849,000
e-Prescribing	3,961,000	2,092,000

Total backlog	$26,513,000	$21,941,000

     As of December 31, 2006, the backlog is comprised of the following elements: $10,884,000 of deferred revenue that has been billed and paid, $3,706,000 billed but unpaid, and approximately $11,923,000 of unbilled contracts. Excluded from the backlog is a customer deposit from sanofi-aventis which was $2,000,000 on December 31, 2006, and $3,000,000 on December 31, 2005. In 2005, the Company concluded that the deposit will likely be forfeited and not be recognized as revenue and should not be included in backlog. The Company believes that the expected lack of performance by sanofi-aventis relating to this customer deposit is most likely associated with a change in the strategic direction that came about as a result of the merger between Sanofi and Aventis and resulting change in personnel (see Note 13 to the consolidated financial statements).
     The backlog is recognized into revenue as the services are performed. Approximately 50% of the total backlog is expected to be recognized as revenue in 2007. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
Seasonality
     ZixCorp does not experience a material seasonal impact on sales or operations.
Geographic Information
     ZixCorp’s operations are primarily based in the United States, with approximately 15% of employees located in Canada. The Company does not operate or have dependencies on any other foreign countries. ZixCorp revenues and orders to date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2006, were located in the U.S.
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
     The Company files annual, quarterly, current and other reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”), pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W.,

Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1- 800-SEC-0330. The SEC maintains a Web site that contains reports, proxy and other information statements, and other information regarding issuers, including ZixCorp, that file electronically with the SEC. The address of the site is www.sec.gov.
     ZixCorp’s Internet address is www.zixcorp.com. Information contained on the Company’s Web site is not part of this report. The Company makes available free of charge through this site, under the heading “Investors,” its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.
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
     We have incurred significant operating losses in previous years and we continue to use significant amounts of cash for our business operations, which could result in us having insufficient cash to fund our operations under our current business plan. We have incurred significant operating losses in previous years and we expect to incur operating losses in 2007. Our PocketScript e-Prescribing service operates in an emerging market and developing this business is costly. Emerging-market businesses involve risks and uncertainties, and there are no assurances that we will be successful in our efforts.
     Our liquidity and capital resources remain limited. To date, our cash flow from operations has not been sufficient to fund our on-going operations and we have relied on equity and debt financings to fund our operations. There can be no assurance that our liquidity or capital resource position would allow us to continue to pursue our current business strategy. As a result, without achieving growth in our business along the lines we have projected, we would have to alter our business plan or further augment our cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. There is no assurance that any of these actions would be possible or could be implemented on terms acceptable to the Company. Additionally, one or more of these actions would likely substantially diminish the value of our common stock.
     The market may not broadly accept our Email Encryption and PocketScript e-Prescribing services, which would prevent us from operating profitably. We must be able to achieve broad market acceptance for our Email Encryption and e-Prescribing solutions and services, at a price that provides an acceptable rate of return relative to our company-wide costs in order to operate profitably. We have not yet been able to do this. Our Email Encryption Service operates in a maturing market. While this business segment has begun to yield positive cash flow from operations, there are no assurances that it will yield sufficient cash flow to overcome the negative cash flow from the e-Prescribing segment and our corporate overhead costs. As noted, our PocketScript e-Prescribing service operates in an emerging market. There is no assurance that this market will develop sufficiently to enable us to operate our PocketScript business profitably. For example, we have been pursuing the e-prescribing business since mid-2003. Our pursuit of the business has consumed significant amounts of cash and the e-prescribing business is projected to continue to consume cash for the foreseeable future. See “End-users of our PocketScript service may not continue to use the service” under risk factors below.
     Failure to enter into additional or to maintain existing sponsorship agreements for our PocketScript e-Prescribing service and generate other revenue sources from our PocketScript service could harm our business. Our PocketScript business has incurred significant operating losses. Through December 31, 2006, significant orders for our PocketScript e-Prescribing service came from sponsorship agreements with healthcare payors. Under our payor-sponsorship business model, we deploy PocketScript to the end-user physician and provide the end-user physician a subscription to use the service in return for payments from the healthcare payor. These payments are in the form of guaranteed payments from the healthcare payor or contingent payments that are based on contractually specified performance metrics. In some cases, these contingent payments could represent a substantial portion of the revenue opportunity under the contract. Substantially all of the end-user physicians who are using the PocketScript service and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. If the healthcare payors fail to extend their sponsorship, there is no assurance that the physicians will pay to continue to use the PocketScript service.
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
     Healthcare providers may fail to adopt our PocketScript service. Our PocketScript e-Prescribing service is targeted to the emerging market for providing secure communications among healthcare providers to deliver information in an efficient, economical manner. This is an emerging market, and the success of our PocketScript service is dependent, in large measure, on physicians changing the manner in which they write prescriptions. Our challenge is to make this new service attractive to physicians, and ultimately, profitable. To do so has required, and in the foreseeable future will require, us to invest significant amounts of cash and other resources. There is no assurance that enough paying users will ultimately be obtained to enable us to operate the PocketScript service profitably.
     End-users of our PocketScript service may not continue to use the service. The Company currently estimates approximately 10,000 to 12,000 active users (subscribers) of the e-Prescribing service are needed to cover its e-Prescribing fixed costs. As of December 31, 2006, the Company had approximately 2,800 such active prescribers of the service, as compared to approximately 1,800 such active prescibers as of December 31, 2005 (see “The market may not broadly accept our Email Encryption and PocketScript e-Prescribing services, which would prevent us from operating profitably” in risk factors above). Not all users to whom the e-Prescribing service is deployed will become active users. Furthermore, the Company has experienced attrition in its base of active users. Thus, there is no assurance that the Company will be able to achieve a sufficient number of active users to build a successful e-Prescribing business. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Revenue Indicators — Backlog, Orders, and Deployments.”
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
     The preponderance of the prescription transaction fees that we currently receive are from pharmacy benefit managers, which manage the prescription benefits for their health plan customers, and an electronic script aggregator, which receives scripts written by the physician user of our PocketScript e-Prescribing service and transmits them via electronic data interchange to retail pharmacies and certain healthcare payors. Our contracts with some of these entities are short term, meaning that the other party could cancel the contract or require us to renegotiate the contract at lower fee levels or on other unfavorable terms and conditions. These unfavorable terms and conditions could increase our costs and could require us to revise our business model.
     In sum, there is no assurance as to whether we will be able to maintain, or whether and how quickly we will be able to increase our user base or prescription transaction fees or whether we will be able to generate other fees to such a level that would enable this line of business to operate profitably. If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our e-Prescribing business, or raise additional capital.

     Competition in our businesses is expected to increase, which could cause our business to fail. Our Email Encryption Services are targeted to the email encryption services market. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, an increasing number of well-funded competitors have entered the market. Companies that compete with our Email Encryption Services include content management and secure delivery companies, such as Tumbleweed Communications Corp., and other secure delivery participants, such as Voltage Security, PostX (recently acquired by Cisco Systems Inc.), PGP Corporation, Certified Mail, Authentica, Secure Computing and Sigaba Corporation. In addition, we face competition from vendors of Internet server appliances, operating systems, networking hardware, network management solutions, and security software, many of which now, or may in the future, develop or bundle Email Encryption into their products. Some of these competing companies have substantial information technology security and email protection products.
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
     Companies that do not currently compete with ZixCorp or only compete with selected products or in selected markets could become competitors in the future on a larger scale. Companies such as GE Healthcare or McKesson Corporation would likely offer a broad portfolio of health information technologies for all or some of the pharmaceutical, pharmacy, healthcare provider, and managed care markets. With considerable size and access to capital, they could become significant competitors.
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
     Future asset impairments could affect our financial results. As of December 31, 2006, we have $2.2 million of goodwill on our balance sheet relating to the Email Encryption segment. Goodwill is evaluated at least on an annual basis or whenever there is a reason to question if the goodwill values are impaired. We also have $2.4 million of property and other long-lived assets. The carrying value of these assets are evaluated whenever there is reason to question if the values are impaired. Future events could impact the valuation of goodwill and long-lived assets, which could require us to recognize a non-cash charge to earnings. It is possible that we may incur further charges for other asset impairments in the future as we evaluate the prospects of our various lines of business.
     Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and/or upgrade our systems to meet increased use, which would result in reduced revenues. While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point if we achieve greater market penetration we may be required to materially expand and/or upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage of our network, particularly since we have significantly expanded our potential customer base by the growing use of our PocketScript service. In addition, we may not be able to expand and/or upgrade our systems and network hardware and software capabilities in a timely manner to accommodate increased traffic on our network. If we do not appropriately expand and/or upgrade our systems and network hardware and software in a timely fashion, we may lose customers and revenues.
     Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our solutions and services. Our business depends on the uninterrupted operation of our data centers — currently, our ZixData Center located in Dallas, Texas; and the Austin, Texas data center used for fail-over and business continuity services. We must protect these centers from loss, damage, or interruption caused by fire, power loss, telecommunications failure, or other events beyond our control. We do not carry insurance to compensate us for losses that may occur as a result of any of these events. Any damage or failure that causes interruptions in our data centers’ operations could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs, or increased service and warranty costs. This could materially harm our business, financial condition, and results of operations.
     In addition, our ability to provide our services and to support the e-Prescribing service depends on the efficient operation of the Internet connections between customers and our data centers. We depend on Internet service providers for these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction. We do not carry insurance to compensate us for losses that may occur as a result of any of these events.
     Furthermore, it is critical that our facilities and infrastructure remain secure and the market perceives them to be secure. Despite our implementation of network security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers, and similar disruptions. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We do not carry insurance to compensate us for losses that may occur as a result of any of these events.
     Secure messages sent through our ZixPort and ZixMessage Center messaging portals, in connection with the operation of our Email Encryption Service, include personal healthcare information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network; and individual prescription histories transmitted through our e-Prescribing system and other personally identifiable healthcare information will reside in our secure data center network indefinitely. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our Internet-related services.
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
     The Company’s motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and pursuant to the Private Securities Litigation Reform Act was denied in September 2006 by the court before whom the matter is pending. The consolidated class action lawsuit is proceeding in due course, and the lawsuit is in the early phase of the discovery process.
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

     These lawsuits may require significant management time and attention and could result in significant legal expenses. While we believe these lawsuits are without merit and intend to defend them vigorously, we are unable to predict the scope or outcome of these matters and quantify their eventual impact, if any, on our company. An unfavorable outcome could have a material adverse effect on our business, operating results, cash flow, and financial condition. We maintain insurance that may limit our financial exposure for defense costs and liability for an unfavorable outcome, should we not prevail, for claims covered by the insurance coverage. Such insurance coverage may not be sufficient or available to cover the entirety of our financial exposure for these claims.
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
     Public key cryptography technology is subject to risks. Our Email Encryption Service and the e-Prescribing service employ, and future solutions and services may employ, public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption services using public key cryptography technology would be reduced or eliminated and such services could become unmarketable. This could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise hurt our business. Moreover, there have been public reports of the successful decryption of certain encrypted messages. This or related publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.
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
     For certain elements of our service offerings, we sometimes rely on the products and services of third parties. In particular, we currently rely on one third party to supply the hand-held device primarily used by the prescribing physician users of our e-Prescribing service. In the fourth quarter of 2006, we received an end-of-life product notice from this vendor. Consequently, we procured sufficient quantities of this device to accommodate 2007 forecasted deployments. There is no assurance that we procured a sufficient number of devices to fulfill actual needs in 2007, or that the Company will be successful in locating an alternate device at a reasonable price. If we are not able to do so in this particular case, or if these third parties, in general, elect to withhold their products or services or significantly raise their prices, we could be damaged financially in lower returns on sales and a lessening of competitive advantages if suitable alternatives could not be found in a reasonable period of time.

     We could be affected by government regulation. Exports of software solutions and services using encryption technology, such as our Email Encryption Service, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our Email Encryption Service to almost all countries, the list of countries to which our solutions and services cannot be exported could be revised in the future. Furthermore, some countries impose restrictions on the use of encryption solutions and services, such as ours. Failure to obtain the required governmental approvals would preclude the sale or use of our solutions and services in international markets and, therefore, harm the Company’s ability to grow sales through expansion into international markets.
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
     The federal government has adopted final regulations to create an exception to the prohibition on physicians’ referrals to healthcare entities with which they have financial relationships for certain electronic prescribing arrangements, to be codified at 42 C.F.R. §411.357(v), and an exception to the related federal healthcare anti-kickback rules for certain electronic prescribing arrangements, to be codified at 42 C.F.R. §1001.952(x). The purpose of the regulations is to encourage physicians to use electronic prescribing systems to create and deliver prescriptions to the pharmacy. The regulations seek to accomplish this purpose by creating certain safe harbors that are intended to encourage healthcare entities, such as health insurance companies and hospitals, to provide financial incentives to physicians to use electronic prescribing systems. There is no assurance that the regulations will actually encourage the use of electronic prescribing systems. Furthermore, the regulations could provide other participants in the market a competitive advantage or could have currently unforeseen consequences that harm our business.
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
     Our stock price may be volatile. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Furthermore, our stock price may decrease as a result of the dilutive effect caused by the additional number of shares that may become available in the market due to the issuances of our common stock in connection with the capital funding and acquisition transactions we completed over the last few years. Also, as of February 15, 2007, there was a reported short position in our common stock of 2,914,032 shares (approximately 4.8% of our outstanding number of shares), which may affect the volatility of our stock price.
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
     The issuances of shares of common stock in respect of these warrants and options would result in a substantial voting dilution of our current shareholders. Any sales in the public market of the common stock issuable upon such conversion or redemption of the note or exercise of the warrants and options could adversely affect prevailing market prices of our common stock.
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
     Finally, as a result of the anti-dilution provisions of the warrants described above, we may be obligated to increase the number of shares that may be acquired upon exercise of our warrants and reduce the exercise price of such warrants. We might also be obligated to register with the SEC additional shares of common stock issuable to the warrant holders for public resale.
     The Company may be required to pay liquidated damages in the event one or more of the registration statements it has filed with the SEC for the benefit of third parties ceases to be effective. The Company has filed a number of registration statements with the SEC for the benefit of third parties. These registration statements permit the public resale of the Company’s common stock held by, or potentially issuable upon the exercise of options or warrants to, these parties. In some cases, the Company would be required to pay liquidated damages to the third parties if the Company fails to maintain the effectiveness of the relevant registration statement for the contractually required period of time. The amount of damages the Company would be required to pay could be substantial, as a percentage of the Company’s cash on hand, depending on when the registration statement ceased to be effective. See, for example, Note 14 to the Company’s consolidated financial statements, regarding the potential payment of liquidated damages related to the April 5, 2006 Private Placement.
     We may have liability for indemnification claims arising from the sale of our Web Inspector, Message Inspector, and Dr. Chart® product lines. We disposed of our Web Inspector and Message Inspector product lines in March 2005 and our Dr. Chart product line in September 2005. In selling those product lines, we agreed to provide customary indemnification to the purchasers of those businesses for breaches of representations and warranties, covenants, and other specified matters. Indemnification claims could be asserted against us with respect to these matters.
     There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the SEC. We are, of course, also subject to general economic risks.
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     This document contains “forward-looking statements” (including the discussion appearing under the caption “Liquidity Summary” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 46, as well as the discussion appearing under Note 1 located in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page F-12) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, cash receipts, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” and other similar expressions. Such forward-looking statements may be contained in the “Risk Factors” section above, among other places.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     During 2006 ZixCorp leased properties that are considered material to the operations of the Company in the following locations: Burlington, Massachusetts; Ottawa, Ontario, Canada; as well as Dallas and Austin, Texas. With the exception of the Dallas and Austin offices, all locations are used solely for selling, marketing, and development activities. All properties are used by both business segments, with the exception of the Burlington facility (which is used exclusively for the Email Encryption business). The Dallas office is the Company headquarters and the location of the ZixData Center. The Austin location maintains the equipment necessary to implement full disaster recovery and is not used to support ongoing company operations. The ZixCorp facilities are suitable for the Company’s current needs and are considered adequate to support expected growth. The Company has additional leases in Round Rock, Texas and Mason, Ohio which are excess capacity and the Company is seeking to reduce the current space in these locations.
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
     The Company’s motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and pursuant to the Private Securities Litigation Reform Act was denied in September 2006 by the court before whom the matter is pending. The consolidated class action lawsuit is proceeding in due course, and the lawsuit is in the early phase of the discovery process.
     Also, three “shareholder derivative” lawsuits have been filed against the Company and certain named individuals, as described below. These derivative lawsuits were filed in September 2004, October 2005 and November 2005. Two of the derivative lawsuits are pending in the U.S. District Court for the Northern District of Texas, Dallas Division, and one is pending in the County Court at Law No. Two, Dallas County, Texas. The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as Bradley C. Almond, Wael Mohamed, Russell J. Morgan, Richard D. Spurr, and the Company’s current and former outside directors, Charles N. Kahn, III, Michael E. Keane, James S. Marston, Paul E. Schlosberg, Antonio R. Sanchez III, and Ben G. Streetman. The suits seek to require the Company to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, gross mismanagement, waste of corporate assets and misappropriation of information and seek contribution and indemnification against the individual defendants. One of the shareholder derivative lawsuits was stayed by agreement of the parties. The court has consolidated the third derivative lawsuit with the first derivative suit and stayed the case. The plaintiff subsequently filed a motion to, in effect, revoke the stay, which the court denied. On March 15, 2007, the plaintiff filed another motion to lift the stay. The plaintiff in the second derivative lawsuit has begun to proceed with the second shareholder derivative lawsuit. The Board of Directors of the Company has appointed a committee of disinterested and independent Board members pursuant to applicable Texas law to review the derivative proceedings and determine the appropriate course of action relative to the resolution of the derivative proceedings. Under applicable Texas law, the appointment of this committee entitles the Company to request of the courts that the derivative lawsuits be stayed until such time as the committee makes this determination, although there is no assurance that the court will agree to stay the derivative lawsuits.
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

     The Company has severance agreements as of December 31, 2006, with certain employees that would require the Company to pay approximately $1,590,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     The Company is involved in other legal proceedings that arise in the ordinary course of business and the Company has accrued $165,000 at December 31, 2006 for one of these proceedings which was resolved in March 2007 for that amount. In the opinion of management, the outcome of these other pending ordinary-course-of-business legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.
Item 4. Submission of Matters to Vote of Security Holders
     None.
PART II
     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     ZixCorp’s common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for 2006 and 2005. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

	2006		2005
Quarter Ended	High	Low	High	Low
March 31	$2.53	$1.30	$5.34	$2.67
June 30	$1.48	$0.84	$3.92	$2.50
September 30	$1.15	$0.51	$3.84	$1.94
December 31	$1.42	$0.55	$2.50	$1.50
     At March 9, 2007, there were 60,338,839 shares of common stock outstanding held by 613 stockholders of record. On that date, the last reported sales price of the common stock was $1.61.
     ZixCorp has not paid any cash dividends on its common stock since 1995 and does not anticipate doing so in the foreseeable future. Applicable governing law prohibits the payment of any dividends unless the Company’s net assets (total assets minus total liabilities) exceeds the amount of dividends.
     In 2006, the Company did not engage in any share repurchase program of its common stock.
     The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2006, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the two indices and assumes reinvestment of dividends, if any. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.
     The stock price performance depicted on the graph below is not necessarily indicative of future stock price performance. The graph will not be deemed incorporated by reference in any filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Zix Corporation, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*	$ 100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.
Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto included elsewhere herein. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share data)
Statement of Operations Data:
Revenues(1)	$18,358	$13,964	$14,127	$5,840	$1,672
Cost of revenues(2)	(12,552)	(14,194)	(15,878)	(8,211)	(8,999)
Research and development expenses(2)	(6,085)	(6,520)	(9,331)	(5,896)	(6,180)
Selling, general and administrative expenses(2)	(23,188)	(26,358)	(29,399)	(19,907)	(19,335)
Customer deposit forfeiture(3)	1,000	960	—	—	—
Net gain (loss) on sale of product lines(4)	53	(3,716)	—	—	—
Loss on extinguishment of convertible debt(5)	(871)	(1,283)	—	—	—
Asset impairment charge(6)	(125)	(288)	(675)	—	—
Interest expense(7)	(1,126)	(6,848)	(801)	(13)	(2,141)
Gain on derivatives (8)	4,043	—	—	—	—
Loss from continuing operations	(19,508)	(43,596)	(42,040)	(27,667)	(34,299)
Basic and diluted loss per common share from continuing operations(9)	(0.34)	(1.20)	(1.33)	(1.23)	(2.07)
Shares used in computing basic and diluted loss per common share	57,068	36,452	31,533	23,525	18,129
Balance Sheet Data:
Working capital(10)	(897)	9,348	4,913	7,283	13,668
Total assets	20,366	34,115	52,242	26,419	21,000
Debt obligations(11)	2,916	7,063	19,252	—	—
Convertible preferred stock(12)	—	—	—	—	5,653
Stockholders’ equity	927	10,397	14,765	17,919	11,545

The Company acquired substantially all of the operating assets and the businesses of PocketScript, Elron Software, and MyDocOnline in July and September of 2003, and January 2004, respectively. The results of operations of PocketScript, Elron Software, and MyDocOnline are included in the Company’s results of operations from their dates of acquisition. On March 11, 2005, the MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard (see Note 6 to the consolidated financial statements). On September 30, 2005, the Dr. Chart product line was sold to MITEM (see Note 6 to the consolidated financial statements). During 2000 and extending through the third quarter of 2003, the Company’s reporting classification was that of a development stage company.
     Notes on Selected Financial Data
(1)	Revenues were insignificant during 2002. The respective increases in revenue were mainly due to the nature of the Company’s subscription-based secure e-messaging business, which is experiencing renewal rates of 95% combined with continued additions of new customers. Revenue growth was further bolstered by the acquisitions of MyDocOnline in January 2004 and PocketScript and Elron Software in July and September 2003. Increased revenues resulting from these acquisitions totaled $4.0 million, $4.2 million and $1.3 million in 2005, 2004, and 2003, respectively. On March 11, 2005, the MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard. During 2005, the MI/WI product lines contributed $0.6 million to total revenues (see Note 6 to the consolidated financial statements) versus revenues in 2004 and 2003 of $4.1 million and $1.3 million respectively. On September 30, 2005, the Dr. Chart product line was sold to MITEM. During 2005, this product line contributed $0.3 million to total revenues (see Note 6 to the consolidated financial statements) versus revenues in 2004 of $0.5 million.

(2)	In 2006, 2005, 2004, 2003, and 2002, expenses associated with continuing operations include non-cash stock-based compensation of $2.8 million, $1.1 million, $4.1 million, $1.0 million, and $2.5 million, respectively. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Share Based Payment, which resulted in the incremental stock-based compensation costs. For the preceding years, these non-cash expenses were often in association with reductions in force and related severance agreements. Selling, general, and administrative expenses include advertising costs of $0.6 million, $0.8 million, $0.7 million, $1.4 million, and $2.9 million for 2006, 2005, 2004, 2003, and 2002, respectively.

(3)	A Master Services Agreement was entered into with Aventis for $4.0 million on January 30, 2004, for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1.0 million, $1.0 million, and $2.0 million prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services are to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company for other customers. Aventis paid the $4.0 million upon execution of the Master Services Agreement. Subsequent to the MyDocOnline acquisition, Aventis merged with Sanofi and the rights under this agreement were transferred to the new company, sanofi-aventis. sanofi-aventis has expressed to ZixCorp that after the merger, the combined company would have other focuses and they forfeited the $1.0 million deposit for 2006, as well as the remaining 2005 element of the deposit for that year totaling $0.96 million (see Note 13 to the consolidated financial statements).

(4)	On September 30, 2005, the Company sold its Dr. Chart product line to MITEM. In addition to cash and an exercisable warrant, ZixCorp also received a promissory note of $540,000 from MITEM. Because collectability of the note was not assured, the note was fully reserved. The note has since been restructured, and any payments received against the note are recorded as a gain. In 2006 those payments totaled $0.05 million. The net loss recognized in 2005 on the sale of Dr. Chart was $4.8 million. On March 11, 2005, the Company sold its MI/WI product lines to CyberGuard. The net gained realized on the sale was $1.0 million. The combined impact of these transactions is a net loss of $3.7 million for 2005 (see Note 6 to the consolidated financial statements).

(5)	On June 23, 2006, the Company agreed to an early extinguishment of the final $5.0 million convertible note payable. The total loss on the extinguishment of the debt was $0.9 million. On December 30, 2005, the Company transacted an early extinguishment of 50%, or $5.0 million, of the then-outstanding balance of the convertible notes payable (see Note 14 to the consolidated financial statements). The total loss on the extinguishment of debt was $1.3 million.

(6)	The Company recorded a $0.1 million and a $0.3 million asset impairment charge in 2006 and 2005, respectively, on certain fixed assets that were not being utilized and had no identifiable value to the Company (see Note 10 to the consolidated financial statements). In 2004, the Company shutdown all activity associated with its Connect product. As a result, an impairment of the developed technology asset was recognized for $0.7 million (see Notes 6 and 11 to the consolidated financial statements).

(7)	In 2006, interest expense charges included $0.7 million related to the Company’s convertible notes, which were also retired. In 2005, interest expense includes charges of $6.4 million related to the Company’s $20 million in convertible notes and related warrants issued on November 2, 2004. The interest expense from the initial purchase agreement included amortization of the warrants value as a discount on the notes, deferred finance charges and stated interest. In 2005, the Company restructured the notes and created a beneficial conversion feature which was valued at $2.5 million and fully amortized in 2005 (see Note 14 to the consolidated financial statements).

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

(8)	Due to certain terms of the April 2006 private placement, some elements of the transaction were recorded as derivative liabilities and were revalued each quarter with the change in value being recorded as a gain or loss. The 2006 gain was primarily from a change in the fair value of warrants as compared to the value on the date of closing. On December 21, 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position Emerging Issues Task Force (“EITF”) 00-19-2, Accounting for Registration Payment Arrangements which resulted in the Company prospectively adjusting the remaining balance of the derivative liabilities relating to the private placement directly to retained earnings as of October 1, 2006 (see Note 15 to the consolidated financial statements).

(9)	In calculating the basic and diluted loss per common share for 2003 and 2002, the Company’s loss from continuing operations and net loss have been increased by $1.4 million and $3.2 million, respectively, representing the preferred stock dividends associated with the Series A and Series B convertible preferred stocks.

(10)	Working capital includes customer deposits and deferred revenue totaling $10.4 million, both as of December 31, 2006.

(11)	Debt obligations at December 31, 2006, consist of promissory notes payable totaling $2.7 million and a short-term promissory note totaling $0.3 million. Debt obligations at December 31, 2005, consist of convertible promissory notes payable totaling $4.4 million, promissory notes payable totaling $2.2 million, a short-term promissory note totaling $0.3 million and capital leases totaling $0.2 million. All notes payable are shown net of unamortized discounts. December 31, 2004, balance consisted of convertible promissory notes payable totaling $17.2 million (see Note 14 to the consolidated financial statements, promissory note payable totaling $1.8 million (see Note 14 to the consolidated financial statements), and capital leases totaling $0.2 million.

(12)	With regards to the outstanding shares in 2002, all of these shares and related accrued dividends were converted throughout 2003 into shares of the Company’s common stock.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     As of January 1, 2006, the Company operated two reporting segments, Email Encryption and e-Prescribing, providing easy-to-use-and-deploy e-communication services that connect enterprises and consumers in the healthcare, finance, insurance, and government sectors to protect and deliver sensitive information.
     The Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy- driven rules to determine which emails need to be sent securely to comply with regulations or corporate policy and is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. The Company first targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act (HIPAA), a 1996 law that requires protected health information to be safeguarded over open networks, are driving demand. The Company continues to make strategic efforts to expand its direct sales and marketing outside of its core market of healthcare into financial services, insurance, and government sectors, as well as, expanding the Company’s distribution and reseller networks, which target non healthcare vertical markets. The Email Encryption Service was previously referred to by the Company as “eSecure” when it had also included the MI/WI products, which were obtained in the Elron Software, Inc. acquisition in September 2003, and subsequently sold to CyberGuard in March 2005 as a component of the Company’s strategic plan to bring about more focus on the Email Encrpytion Service (see Note 6 to the consolidated financial statements).
     In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development-stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into the e-prescribing marketplace, which continues to be viewed as a promising market as more physicians leverage technology in delivering care. The Company’s expansion into the e-prescribing market was made more attractive by the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the safety of written prescriptions declines. e-Prescribing is offered as a hosted-service solution and consists of a single product line named PocketScript. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and comprehensive drug data that normally would not be available in a paper prescription format. This allows the physician to leverage technology for better patient care at the point of care. The Company’s primary go-to-market model regarding the PocketScript product is to sell the service to major national insurance payors, such as Blue Cross Blue Shield entities and Aetna, who in turn provide it to physicians at no cost for the first year of service (sponsorship of the service) in their coverage area. Economically, the Company relies on the annual service fees paid by the insurance payors or the physicians, as well as, current and future anticipated transaction fees to make this business profitable. e-Prescribing had previously included the Dr. Chart hospital-based lab results delivery product, obtained in the MyDocOnline acquisition in January 2004, and subsequently sold to MITEM in September 2005 as a component of the Company’s strategic plan to bring about more focus on the e-Prescribing product line (see Note 6 to the consolidated financial statements). Also, e-Prescribing was referred to by the Company in the past as “eHealth.”
     The Company’s primary business strategy is the continued development and growth of a subscription business. The Company seeks to build and maintain reliable revenue growth by adding new customers while retaining a high percentage of existing customers. The subscription model requires large up front investment to establish the service, but over time the fixed set up costs are exceeded by the recurring subscription and transaction fees. The subscription business provides better returns after the setup costs are overcome as incremental costs to add new users are low relative to the incremental subscription revenue.
     As a secondary, but equally important, business strategy, the Company is balancing the cash produced by its more mature segment, Email Encryption, with the cash required to develop its emerging segment, e-Prescribing.

     Operationally, the success of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “new first year orders”) for the Email Encryption Service

•	Renewal rates for the Email Encryption Service

•	New insurance payor sponsorships of the PocketScript service to physicians

•	Successful adoption and usage of the PocketScript service by physicians

•	Retention of the users (physicians) of the PocketScript service

•	Future transaction fees (or related fees) associated with the use of the PocketScript service

•	The ability to increase the business volume with reasonable cost increases
     Known trends regarding these key metrics and their implication on the Company’s current and future capital requirements are discussed throughout this MD&A.
     There are no assurances that the Company will be successful in its efforts. The Company’s continued growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses and used significant cash resources in prior years. While the Company experienced improvement in its cash-flow performance in 2006, further operating losses are expected in 2007. The Company will continue to place a strong emphasis on actions to become cash flow breakeven as it balances the need for investments in its developing and emerging markets. This emphasis might entail near-term cost reductions that may come in the form of workforce reductions, decreased investments in certain areas of the business, or business divestitures. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company. See “Item 1A, Risk Factors” for more information on the effects to the Company if the Company’s business plan is not successful and liquidity worsens.
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
     Inventory — The Company’s inventory consists of handheld devices and related networking hardware for e-Prescribing and is reported as a component of Prepaid and Other Current Assets in the Company’s consolidated balance sheet. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. In the fourth quarter of 2006, the Company received an end-of-life product notice from its handheld device vendor giving notice that the handheld devices currently used will not be manufactured in 2007. Consequently, the Company procured sufficient quantities of handheld devices to accommodate 2007 forecasted deployments.
     Property and Equipment, Long-Lived and Other Intangible Assets, Depreciation and Amortization - The accounting policies and estimates relating to the property and equipment, long-lived and other intangible assets, depreciation and amortization are considered critical because of the significant impact that impairment, obsolescence, or change in an asset’s useful life could have on the Company’s operating results.
     Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer and office equipment and software — three years; leasehold improvements — the shorter of five years or the lease term; and furniture and fixtures — five years. Intangible assets are amortized using the straight-line method over their estimated useful lives of three years.

     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified intangible assets and property and equipment aggregating $2,427,000 or 12% of total assets at December 31, 2006. Property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     During the first quarter of 2005, the Company evaluated the estimated useful lives of the intangible assets relating to the MyDocOnline acquisition and concluded that the lives for developed technology and customer relationships should be reduced to 3 years from 5 years and 4 years, respectively. This change in estimate was accounted for prospectively beginning January 1, 2005. Also during 2006 and 2005, the Company recorded $125,000 and $288,000 impairment charges, respectively on fixed assets that were not being utilized and which had no perceived future value. In 2004, the Company recorded an impairment charge of $675,000 related to the Connect service acquired in the MyDocOnline acquisition (see Note 6 to the consolidated financial statements).
     Goodwill — Goodwill, totaling $2,161,000 or 11% of total assets at December 31, 2006, represents the remaining cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software. Goodwill was $2,161,000 or 6% of total assets at December 31, 2005.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized; however, the Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value.
     The sale of the Message Inspector and Web Inspector products in the first quarter of 2005, which were a significant part of the Elron acquisition, caused the Company to evaluate the goodwill assigned to the eSecure reporting unit. As a result, the Company reduced goodwill in the first quarter of 2005 by $2,161,000 as part of the carrying value of the net assets related to that transaction. This represented 50% of the acquired goodwill from the Elron acquisition. The sale of the Dr. Chart product in September 2005 caused the Company to evaluate the goodwill associated with the purchase of MyDocOnline, of which Dr. Chart was a significant portion. As a result, the Company included in the carrying amount of assets sold in the Dr. Chart sale, the entire goodwill balance of $4,797,000 associated with the acquisition of MyDocOnline. See Note 6 to the consolidated financial statements for additional disclosure of these transactions.
     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At December 31, 2006, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $105,767,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.

     Revenue Recognition — The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, EITF Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple element nature of ZixCorp’s contracts with customers and the potential for incorrect application of accounting guidance requires that revenue recognition be considered a critical accounting policy.
     The Company develops, markets, licenses and supports electronic information protection services. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based service, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, for Email Encryption Service the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
     The Email Encryption Service is a subscription-based service. In the first nine months of 2005, subscription-based services also included Dr. Chart, which was sold by the Company in September 2005 (see Note 6 to the consolidated financial statements). Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenue ratably over the subscription period.
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
     Prior to the third quarter 2005, the Company did maintain VSOE for certain service elements of the e-Prescribing service. Accordingly, the residual value assigned to the PocketScript handheld device was recognized as revenue upon installation and the fair value of the undelivered services were recognized ratably over the period in which those services were delivered.
     In 2004 and the first quarter 2005, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions under the MI/WI product line to customers under perpetual licensing arrangements. The MI/WI product line was sold by the Company in March 2005 (see Note 6 to the consolidated financial statements). These perpetual software licenses were normally sold as part of multiple-element arrangements that included annual maintenance and/or subscription, and may have included implementation or training services. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements was based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues were recognized as the services were rendered. The Company established VSOE for maintenance based upon maintenance that was sold separately. Maintenance revenue was recognized over the term of the maintenance agreement, generally one year.

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
     Deferred Cost of Revenue — In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device, and are recorded as deferred cost of revenue. The deferred costs are then amortized into cost of revenue ratably over the period in which revenue is recognized. The deferred cost of revenue of $334,000 and $265,000 is included in other assets as of December 31, 2006, and 2005, respectively.
     Stock-based compensation - On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, and has elected to use the modified prospective method along with the straight line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation plans under the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations.
     SFAS 123(R) replaces the intrinsic value measurement objective in APB 25 and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). The standard also requires companies to estimate the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur.
     The Company used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants made during 2006, 2005 and 2004. The Company estimated the average holding period of vested options to be two years from the vesting period (1.6 – 1.8 years) for options granted before 2006, but used the “simplified” method per SEC Staff Accounting Bulletin No. 107, Share Based Payment, to calculate the estimated life of options granted to employees subsequent to December 31, 2005. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options. The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.59%	3.41%	1.86%
Expected option life	5.8 years	3.6 years	2.5 years
Expected stock price volatility	93%	96%	108%
Expected dividend yield	—	—	—
Fair value of options granted	$1.03	$2.31	$4.23
     The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company.
     Prior to the adoption of SFAS 123(R), the Company applied APB No. 25 to account for its stock-based awards. The following table details the effect on the Company’s net loss and loss per common share had compensation expense for employee stock-based awards been recorded in the twelve months ended December 31, 2005 and 2004, based on the fair value method under SFAS 123(R):

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(43,596,000)	$(42,040,000)
Add employee stock compensation expense recorded under the intrinsic value method	—	1,115,000
Deduct pro forma stock compensation expense computed under the fair value method	(6,166,000)	(9,214,000)

Pro forma net loss	$(49,762,000)	$(50,139,000)

Basic and diluted loss per common share:
As reported	$(1.20)	$(1.33)

Pro forma	$(1.37)	$(1.59)

Full Year 2006 Summary of Operations
Financial
•	Revenue for the year 2006 was $18,358,000 from all products compared with $13,964,000 in 2005 and $14,127,000 in 2004.

•	Revenue from the two core products of Email Encryption and e-Prescribing was $18,358,000 in 2006 compared with $12,988,000 in 2005 and $9,603,000 in 2004 for the same two products.

•	Gross Margin for 2006 was $5,806,000 or 32% of revenues compared to a loss of $230,000 or a negative 2% of revenues in 2005.
•	Email Encryption – gross margin for this segment was $8,727,000 or 62% of revenues compared to $4,744,000 or 47% of revenues in 2005.

•	E-Prescribing – gross loss for this segment was $2,921,000 or a negative 69% of revenues compared to a loss of $4,344,000 or a negative 146% of revenues in 2005.
•	Net loss for the year 2006 was $19,508,000 compared with $43,596,000 in 2005 and $42,040,000 in 2004.

•	Ending unrestricted cash balance was $12,783,000 and the balance in restricted accounts was $35,000 on December 31, 2006.

•	The Company continued to pay down its debt utilizing both restricted and non-restricted cash resources. As a result, total debt was reduced from $7,063,000 at December 31, 2005, to $2,916,000 at December 31, 2006.
Cost Reductions
•	The Company announced in 2006 that it was in the process of reducing its quarterly spending through a reduction in workforce and reductions in non-headcount related areas and that the targeted cost reductions would equal approximately 25% reduction in quarterly spending when compared with the first quarter of 2006. At December 31, 2006, the Company had implemented the majority of these cost reductions.

•	The Company had full-time headcount of 156 on December 31, 2006 compared to 215 on December 31, 2005.
Private Placement in April 2006 (see Note 15 to the consolidated financial statements)
•	On April 5, 2006, the Company sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock or 5,958,000 warrants. The units were sold for a purchase price of $1.19 per unit. Net proceeds were $10,909,000.
Redemption of 2004 Convertible Notes (see Note 14 to the consolidated financial statements)
•	On June 23, 2006, the Company and the remaining holder of a Company convertible note agreed on terms for early extinguishment of the remaining $5,000,000 convertible promissory note payable, and as a result, the Company retired the full $5,000,000 using restricted cash and paying a $200,000 early payment premium plus accrued interest for a total payoff amount of $5,259,000. In accordance with the terms of the note, the Company issued warrants to the note holder to purchase an additional 782,998 shares of common stock at $4.47 per share. As a result of the repayment, the Company wrote-off all unamortized discounts and deferred financing costs against the loss on extinguishment of debt. The total loss on extinguishment of debt was $871,000.
Results of Operations
Revenues
     The Company’s revenues have continuously increased from 2004 through 2006 mainly due to growth of the Email Encryption market, primarily driven by HIPAA requirements in the healthcare industry. However the e-Prescribing business also experienced growth of 43% and 18% in 2006 and 2005, respectively. Growth in 2006 and 2005 in Email Encryption and e-Prescribing was offset by the sales of the MI/WI and Dr. Chart products in 2005. When combined, the sales of MI/WI and Dr. Chart resulted in revenue decreases of $976,000 in 2006 and $3,548,000 in 2005.
     The following table sets forth a year-over-year comparison of the key components of the Company’s revenues:

				Variance		Variance
	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%
Services	$18,358,000	$13,412,000	$11,282,000	$4,946,000	37%	$2,130,000	19%
Hardware	—	443,000	1,519,000	(443,000)	(100%)	(1,076,000)	(71%)
Software	—	109,000	1,326,000	(109,000)	(100%)	(1,217,000)	(92%)

Total revenues	$18,358,000	$13,964,000	$14,127,000	$4,394,000	31%	$(163,000)	(1%)

     Email Encryption and e-Prescribing are primarily subscription-based services. In 2005 and 2004, the MI/WI products were primarily sold as perpetual licenses with annual maintenance and/or subscription contracts. Prior to the third quarter of 2005, e-Prescribing incorporated a separate hardware and installation element, and the Dr. Chart product and services represented either a subscription-based arrangement or a perpetual license sale. With the exception of perpetual software licenses (MI/WI products and occasionally the Dr. Chart product) and early stage e-Prescribing contracts, the Company has generally recognized revenue over the life of a related service contracts under Services Revenue. The shift towards mostly subscription based offerings in late 2005 led to the decline in hardware revenue and the sale of the MI/WI product lines in the first quarter of 2005 led to the decline in software revenue.
     The Company believes that total revenue by product provides a more meaningful examination of the Company’s revenue sources and trends:

				Variance		Variance
	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%
Email Encryption	$14,094,000	$10,007,000	$7,071,000	$4,087,000	41%	$2,936,000	42%
e-Prescribing	4,264,000	2,981,000	2,532,000	1,283,000	43%	449,000	18%

Subtotal before divested products or services	18,358,000	12,988,000	9,603,000	5,370,000	41%	3,385,000	35%

MI/WI Products	—	646,000	4,073,000	(646,000)	(100%)	(3,427,000)	(84%)
Dr. Chart and Connect	—	330,000	451,000	(330,000)	(100%)	(121,000)	(27%)

Subtotal divested products or services	—	976,000	4,524,000	(976,000)	(100%)	(3,548,000)	(78%)

Total revenues	$18,358,000	$13,964,000	$14,127,000	$4,394,000	31%	$(163,000)	(1%)

     Email Encryption — The revenue increases of $4,087,000 (41%) and $2,936,000 (42%) in Email Encryption for 2006 and 2005, respectively, over the previous years’ revenue are due to the Company adding new subscribers to the service while renewing a high percentage of existing subscribers as their service contracts expire. The Company’s additions to the subscriber base is best measured by new first-year orders which are defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. In 2006 and 2005 the new first-year orders were approximately $4,700,000 and $5,300,000, respectively. The new first-year orders in 2005 were higher than 2006 due largely to regulatory deadlines associated with the HIPAA regulations which mandated the encryption of emails that contain personal health information. As the Company has continued to add new customers the renewal rate of existing customers has consistently remained approximately 95% for the periods shown above which has led to the yearly revenue growth. The Company believes that revenue will continue to grow in Email Encryption, but it is unlikely that the 40% growth rates will continue.
     The recurring nature of the subscription model makes revenue rise in a predictable manner assuming continued new additions to the subscription base and adequate subscription renewal rates. Adding to the predictability is the Company’s go-to-market model of selling primarily three-year subscription contracts with the fees paid annually. The Company’s list pricing for Email Encryption has remained generally consistent in 2006 when compared with 2005 and the Company has experienced relatively consistent discount percentages off the list price in those periods. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period.
     e-Prescribing — e-Prescribing revenues increased $1,283,000 (43%) in 2006 compared to 2005. This increase was mainly driven by transaction/usage-based fees which increased by $932,000 (436%) when compared to 2005. Additionally, revenue recognized on deployments to new PocketScript users increased $315,000 (12%) when compared to 2005. The total new users of the service for which revenue could be recognized increased from approximately 1,500 in 2005 to approximately 2,400 in 2006. This increase in billable users was offset by a decrease in the average price per billable deployment of 20%. Revenues relating to one-time projects increased by $36,000 (37%) in 2006 when compared to 2005. These one-time projects are not expected to be repeated on a regular basis and usually relate to special projects and requests made by customers.
     One customer accounted for $874,000 of the increase in transaction/usage-based fees and this customer is only contractually bound to continue these fees through 2007. The Company is working with the customer to continue these fees or replace them with new contracts with existing and/or new customers, but it is not known if it will be successful in its efforts.
     The 2005 revenues in e-Prescribing increased by $449,000 (18%) when compared to 2004. This growth is mainly attributable to the overall growth in the e-Prescribing business in 2005. Overall new deployments under all e-Prescribing contracts were relatively flat in 2005 compared to 2004 which lead to revenue growth as new users were added and a portion of the old users of the service renewed their subscription. This growth was offset by changes in revenue recognition which caused the Company to defer more revenue on new deployments and recognize the revenue over the term that the service is delivered.
     Divested Products: The decline in revenues from the Web Inspector and Message Inspector products and the Dr. Chart products resulted from the divestitures of these products in March 2005 and September 2005, respectively. The Web Inspector and Message Inspector product lines, which were acquired in the Elron acquisition, were sold to CyberGuard Corporation and the Dr. Chart product, which was acquired in the MyDocOnline acquisition, was sold to MITEM (see Note 6 to the consolidated financial statements).
     Revenue Outlook: The Company’s future revenue growth is expected to come from continued success in the Email Encryption business, including the use of the Company’s Email Encryption Service in the healthcare industry and the Company’s recent expansion into new vertical markets such as financial services, insurance, government sectors, as well as from the expansion of the Company’s distribution and reseller networks, which target various vertical markets. The e-Prescribing market growth is expected to come from broader market adoption of the e-Prescribing technology and increased transaction/usage-based fees.
Backlog, Orders, and Deployments
     Company-wide backlog — The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of December 31, 2006, the backlog was approximately $26,513,000 and is comprised of the following elements: $10,884,000 of deferred revenue that has been billed and paid, $3,706,000 billed but unpaid and approximately $11,923,000 of signed, but unbilled contracts. The backlog can also be divided by product, of which $22,552,000 is for Email Encryption and $3,961,000 is for e-Prescribing.
     Excluded from the backlog at December 31, 2006, is a customer deposit from sanofi-aventis of $2,000,000. The deposit is excluded from backlog because the Company currently does not expect that sanofi-aventis will request that any service be performed under the contract. As a result, the deposit will be forfeited and no revenue will be recognized. The Company believes that the expected lack of performance stems from the Aventis acquisition by Sanofi. Sanofi-aventis has communicated to the Company that after the acquisition, sanofi-aventis has undertaken a new direction and that the services will likely not be needed (see Note 13 to the consolidated financial statements).

     The backlog is recognized into revenue as the services are performed. Approximately 50% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     The Company’s future revenue growth beyond what is scheduled to be recognized from the backlog is determined by additional new first year orders and total orders for Email Encryption coupled with renewal rates for existing customers whose contracts are expiring. For e-Prescribing the future revenue will be determined by securing additional payor sponsorships, increasing adoption and utilization by the physicians, renewing existing deployments as they expire, and developing additional transaction-based fees.
     Email Encryption Orders — The order input for Email Encryption in 2006 was $17,457,000 compared with $16,600,000 in 2005. The new subscriber momentum is better measured in terms of the dollar amount of new first-year orders for the service. The new first-year orders were $4,665,000 in 2006 and $5,330,000 in 2005. New first-year orders are a subset of the total orders and a more accurate determinant of new subscription growth. Total orders include new first-year orders and also includes renewals and additional years of the service contracted upfront. The renewal rate for secure messaging customers was approximately 95% for 2006 and 2005. The Company continues to experience a high percentage of customers who choose to subscribe for the Email Encryption Service for a three-year term versus a one-year term. The Company expects this preference for a longer contract term to continue in 2007, as the Company has priced its services in a manner that encourages longer-term contractual commitments from customers. While the Company experienced a price increase for its Email Encryption Service in 2005 relative to 2004 and has maintained these pricing levels through 2006, there are no assurances that the increasing competition in this market will not result in price erosion in 2007 and beyond. Such a price erosion, should it occur, could have a dampening effect on the Company’s new first-year orders and thus, its future revenues. Alternatively, the Company’s market share in certain vertical markets could allow for pricing increases.
     The following table provides the relevant trend of new first-year orders:

	2006	2005
Three month period ending:
December 31,	$1,089,000	$1,032,000
September 30,	1,234,000	1,135,000
June 30,	1,372,000	1,761,000
March 31,	970,000	1,402,000

Total new first year orders for the twelve months ending December 31,	$4,665,000	$5,330,000

     Focusing on the 12% reduction in new first year orders for 2006 versus 2005, the Company believes that the decline reflects the one time surge in demand in the healthcare industry with the HIPAA Security Rule going into effect April 2005. While ZixCorp continues to see steady demand from the healthcare sector, the industry is beginning to mature which has resulted in the efforts to diversify its business into new sectors. The Company’s more recent focus on new markets such as financial services, insurance and government will enable it to sustain or increase the new first year order rate in 2007.
     e-Prescribing – In e-Prescribing, the Company builds the subscriber base by contracting with health insurance companies (payors) to sponsor physicians in their network to receive the e-Prescribing equipment and service free of charge for the first year. As of December 31, 2006, the Company has active contracts with seven such payors. In 2006, the Company secured sponsorships of 2,850 new subscribers which compares to 2,135 new subscribers in 2005. The current list prices for initial and subsequent annual renewal periods for the e-Prescribing service are $2,000 and $600, respectively, and the Company has had recent success in both securing contracts at the list price and receiving more beneficial payment terms. Future revenue growth is dependent on expanding current payor sponsorships, securing additional payor contracts, achieving and increasing adoption and utilization by the sponsored physicians, renewing service contracts for active physicians at the end of their sponsorship, and developing additional transaction-based fees.
     The deployments of subscribers and active users are indicators of future revenue. In 2006, the Company deployed approximately 2,250 units compared with approximately 2,400 in 2005. The Company has approximately 1,750 sponsored, but not yet deployed, prescribers in deployment backlog as of December 31, 2006. Also as of December 31, 2006, the Company had approximately 2,800 active prescribers using the service. The number of active users is important as a measurement of the user base that is actively using the service to a meaningful level in order to generate transaction revenue and as a result, it is an indicator of retention and future renewal opportunity. The Company has a twofold objective in deploying new users: first, to ensure they become regular users of the service (active) and second, to ensure that services are renewed (retention). Based on current trends, the Company believes that between 60% to 65% of the users deployed in 2006 will ultimately become active users. The Company is continuing its efforts to increase the percentage of active users and hopes that the percentage will increase over time. While the sponsorship contracts identify the individual physicians using the device as being responsible for renewing the service after the first year, the eRx Collaborative recently elected to renew the service for their active users for the third time and the Company anticipates that it will continue to do so in the future. Other sponsors have also agreed to pay for some or all of the license fee for active users.
     The total transaction and usage-based fees recognized as revenue during 2006 were $1,145,000 compared to $214,000 in 2005. The Company currently has transaction-based contracts under which it earns fees for some prescriptions sent electronically to pharmacies and for certain transactions involving prescriptions related to Pharmacy Benefits Managers (“PBM’s”). The Company also has a shared savings-based arrangement with one payor sponsor under which it earns fees for improvements in a PocketScript user’s prescribing behavior relative to that sponsoring payor’s customers. While increasing the number of active users should increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. The Company is seeking such agreements with interested parties. The source of new transaction related fees the Company is most focused on are payors, both existing and new customers that sponsor e-prescribing programs, and other payors that have insured members visiting doctors that already use the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Other possible sources for additional transaction fees are from other parties who could benefit from a real-time, electronic connectivity with PocketScript users.
     The number of prescriptions written using the PocketScript service and thus transmitted through the ZixData Center has been growing on a year-over-year basis. In 2006, the Company transacted approximately 5,300,000 prescriptions compared to 2,700,000 prescriptions in 2005. The Company is investing greater sales effort and post-deployment attention to maximizing utilization in order to maximize future revenue potential both through renewals and transaction fees. The Company believes that the sponsorship model is currently the prevalent market demand model.
     Continued growth in this area will require additional payor sponsors or a change in the market demand model and increased revenues from transaction fees (or the equivalent).
Cost of Revenues
     The following table sets forth a year-over-year comparison of the Company’s cost of revenues by product line. The Company’s two product lines (segments), Email Encryption and e-Prescribing, have direct cost of revenues, which are readily identifiable between the two product lines in 2006. In 2005 and 2004 the costs were less identifiable; however, management made estimates and assumptions to calculate an estimated cost of revenues per product line throughout 2005 and 2004. Those estimates and assumptions are provided here for comparative purposes.

				Variance		Variance
	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%
Email Encryption	$5,367,000	$5,263,000	$6,091,000	$104,000	2%	$(828,000)	(14%)
e-Prescribing	7,185,000	7,325,000	5,549,000	(140,000)	(2%)	1,776,000	32%

Subtotal	12,552,000	12,588,000	11,640,000	(36,000)	(0%)	948,000	8%
Divested Products:
MI/WI & Dr Chart	—	1,606,000	4,238,000	(1,606,000)	(100%)	(2,632,000)	(62%)

Total Cost of Revenues	$12,552,000	$14,194,000	$15,878,000	$(1,642,000)	(12%)	$(1,684,000)	(11%)

     The Company’s cost of revenues was $12,552,000 for the twelve-month period ended December 31, 2006, compared to $14,194,000 for the same period in 2005. The decrease of $1,642,000 consists primarily of a $1,012,000 net reduction in personnel costs which includes salaries and wages, severance pay, benefits, contract labor, consulting and recruitment, $177,000 reduction in computer-related expendables, maintenance, support and software licenses, $381,000 reduction in depreciation expense, $386,000 reduction in intangibles amortization expenses and reduced travel-related expenses of $112,000, partially offset by an increase in occupancy costs of $224,000, stock-based compensation costs of $177,000 and other sundry costs of $25,000. The Company’s occupancy costs are allocated on a regular basis and based on headcount associated with cost of revenues, research and development expenses and selling, general and administrative expenses. The Company’s total occupancy costs have decreased between the comparable years of 2006 and 2005 due to the combined effects of the 2006 reduction in workforce and the 2005 divestitures of the MI/WI and Dr. Chart product lines. However, the headcount reductions in cost of revenues resulting from these events have been proportionally less than those reductions in the research & development and selling, general and administrative expense classifications. This disproportionate reduction in headcount has resulted in a higher allocation of occupancy costs to cost of revenues. The increase in stock-based compensation costs are due to the 2006 adoption of SFAS 123(R) (see Note 4 to the consolidated financial statements).
     The reductions in personnel costs and travel expenses between years 2006 and 2005 resulted principally from selected headcount reductions in both Email Encryption and e-Prescribing segments stemming from the 2006 reduction in workforce and the 2005 divestitures of the MI/WI and Dr. Chart product lines. The reduction in depreciation expense is due to the 2005 divestitures previously mentioned, the effects of previously recorded impairments on certain fixed assets and other certain fixed assets becoming fully depreciated. The reduced amortization expense of intangible assets resulted from the 2005 write-down of certain intangible assets also related to the divestitures of the MI/WI and Dr. Chart product lines.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which is currently not fully utilized. Accordingly, cost of revenues is relatively fixed in nature and is expected to grow at a slower pace than revenue. The $104,000 increase for year 2006 compared to year 2005 is primarily from an increase in the related ZixData Center costs that were previously dedicated to divested products. As those products were divested, the resources and computing assets were reassigned to support Email Encryption. Email Encryption has shown the ability to grow revenues, while leaving cost of revenues flat or only marginally increasing as more efficient methods of product delivery and service have been implemented. For example, the Email Encryption revenues for 2006 have increased $4,087,000, or 41%, when compared to 2005, but the $104,000 increase in cost of revenues is only 2% higher than 2005.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, training and e-Prescribing device costs. In e-Prescribing, a greater proportion of total cost of revenues relates to the field deployment and device costs. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated with demand. The $140,000 decrease in cost of revenues for total year 2006 compared to total year 2005 reflects a decrease of approximately $540,000 in fixed costs partially offset by an increase in variable costs of $400,000, which is primarily the cost of the handheld device. The decrease in fixed costs is due principally to the divestiture activities previously discussed. The increase in variable costs is primarily due from an increase in the number of new, billable deployments for which revenue could be recognized. The new billable deployments in 2006 were approximately 2,400 compared to 1,500 in 2005. Because e-Prescribing costs of revenues have a greater variable component, additional increases in e-Prescribing demand, as measured by revenue and deployments, is expected to result in a corresponding increase in the related cost of revenues. For example, the e-Prescribing revenues for 2006 increased $1,283,000 when compared to 2005. As noted above, the variable cost component of total cost of revenues increased for the comparable period by approximately $400,000.
     Divested Products — MI/WI and Dr. Chart product lines were offered for sale in 2005. MI/WI was divested on March 31, 2005, and Dr. Chart was divested in September 2005 (see Note 6 to the consolidated financial statements). Therefore, the Company experienced cost of revenues for these products in 2005, but not in 2006.
     The Company’s total cost of revenues decreased 12% in 2006 when compared to 2005. During the same period, the Company’s revenues increased 31%. Cost of revenues for 2005 when compared to 2004 decreased 11%, which compares to a 1% decrease in revenues when comparing the same time periods. The cost of revenues decline of $1,642,000 from 2006 to 2005 was the result of the 2006 reduction in workforce and the 2005 divestitures of the MI/WI and Dr. Chart product lines. The cost of revenues decline of $1,684,000 from 2005 to 2004 was the result of an estimated $3,000,000 savings from divested or discontinued products (see Note 6 to the consolidated financial statements) offset by an estimated $1,300,000 increase in cost of revenues for the non-divested products, primarily PocketScript.

     From a more detail perspective, the $1,684,000 decrease between 2005 and 2004 was primarily due to reductions in non-personnel costs totaling $1,402,000 and reductions in personnel costs totaling $282,000. The significant activities supporting the decreases in non-personnel costs consists of $547,000 for software content-filtering fees, royalties and related user licenses and $240,000 for amortization costs for intangible assets, all resulting from the sale of the MI/WI and Dr. Chart product lines and the discontinuance of the Connect service, $204,000 for PocketScript-related costs of hand-held devices, the latter of which was due to a combination of decreased volume of deployments between periods and a change in the contracts whereby incremental deployment costs are capitalized allowing the costs to be recognized over the service period to appropriately match related revenues, a $175,000 reduction in occupancy costs and $73,000 for outside consultants. The decrease in personnel costs was due to the above-mentioned divestures and/or discontinuance of the stated product lines, partially offset by increases to expand and maintain the Company’s deployment and client services capabilities to support the order growth of the Company’s PocketScript products and services.
Research and Development Expenses
     Research and development expenses decreased 7% in 2006 versus a 30% decrease between 2005 and 2004. The following table sets forth a year-over-year comparison of the Company’s research and development expenses:

				Variance		Variance
	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%
Total research and development expenses	$6,085,000	$6,520,000	$9,331,000	$(435,000)	(7%)	$(2,811,000)	(30%)
     The $435,000 decrease from 2006 to 2005 consists primarily of $385,000 for headcount reductions due principally to the 2006 reduction in workforce, $95,000 for reduced occupancy costs, $85,000 principally for reduced depreciation costs as a result of certain fixed assets becoming fully depreciated, partially offset by an increase in stock-based compensation costs of $127,000 resulting from the Company adopting SFAS 123(R) (see Note 4 to the consolidated financial statements).
     The 2005 decrease was the result of higher spending in 2004 related to newly acquired products from business acquisitions. Following the acquisitions, the costs were significantly reduced by merging various initiatives into the core research and development spending and thus decreasing the overall costs of research and development. Additionally, spending was reduced as a result of the discontinuance of the Connect product and the selling of Message Inspector and Web Inspector product lines in March 2005 and the Dr. Chart product in September 2005. More specifically, the $2,811,000 decrease from 2005 to 2004 consisted primarily of $1,457,000 for headcount reductions due to the sale of MI/WI and Dr. Chart product lines and the discontinuance of the Connect product, and non-personnel costs totaling $1,354,000, consisting primarily of $933,000 for reduced consulting fees primarily relating to MyDocOnline products and $306,000 for the one-time charge of in-process research and development associated with the 2004 acquisition of MyDocOnline.
     We expect research and development costs in 2007 to be less than the reported expenses in 2006 for two reasons: one, the annualized savings resulting from the mid-year 2006 reduction in workforce and other non-headcount-related cost reductions, which will be realized in portions of 2007; and two, the Company plans to maintain a relative flat headcount level throughout 2007.
Selling, General and Administrative Expenses
     Selling, general and administration expenses decreased 12% for 2006 when compared to 2005. The general trend of reduced selling, general and administrative expenses began in 2005 and continued in 2006 as the Company consolidated various marketing initiatives in 2005 from previously acquired companies, divested previously acquired companies, and concerted its efforts to reduce overall company spending, the latter point being part of the 2006 reduction in workforce and related objectives to lower non-people costs. These reductions have been mitigated by the addition of share-based compensation costs related to employee and non-employee stock options in 2006 (see Note 4 to the consolidated financial statements).

     The following table sets forth a year-over-year comparison of the Company’s selling, general and administrative expenses:

				Variance		Variance
	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%
Total selling, general and administrative expenses	$23,188,000	$26,358,000	$29,399,000	$(3,170,000)	(12%)	$(3,041,000)	(10%)
     The $3,170,000 decrease for 2006 consists primarily of a $2,518,000 decrease in personnel costs and $652,000 in non-personnel costs. The principal reasons for the decrease in personnel costs are the divestitures of the MI/WI and Dr. Chart product lines in 2005 and the 2006 reduction in workforce. Personnel costs include salaries and wages, severance pay, contract labor, consulting services, benefits and recruitment. The decrease in non-personnel costs was due to $608,000 in various one-time tax expense reductions relating to state sales tax and international Indirect Tax refunds and a reduction of state sales and use tax accrued, $276,000 in reduced amortization costs of intangible assets associated with the divestitures of the MI/WI and Dr. Chart product lines in 2005, $1,230,000 decrease in various general administrative items such as external legal, accounting, shareholder-related expenses and insurance, $570,000 for reduced occupancy costs, $221,000 for depreciation expense resulting from certain fixed assets becoming fully depreciated, the 2005 divestitures previously mentioned and the effects of previously recorded impairments on certain fixed assets and $345,000 for reduced travel, partially offset by an increase of $2,419,000 in share-based compensation costs related to employee and non-employee stock options, a $113,000 increase in marketing and advertising costs and a $66,000 increase for all other sundry costs.
     The $3,041,000 decrease for 2005 consisted primarily of $2,795,000 in personnel costs and $246,000 in non-personnel costs. Personnel costs included salaries and wages, severance pay, contract labor, benefits and recruitment. The decrease in non-personnel costs consisted primarily of $607,000 in reduced travel expenses, $352,000 for amortization costs of intangible assets primarily associated with the sale of MI/WI in the first quarter of 2005, $266,000 for a one-time, non-cash insurance-related payment made in 2004, $302,000 from an assortment of cost decreases resulting from the divesture of product lines and cost containment efforts in 2005, and $69,000 related to stock-based compensation for third-party service providers, partially offset by $862,000 for increased legal and accounting related consulting and professional services, $235,000 for increased advertising and marketing programs, $174,000 relating to various property and sales tax expenses and $139,000 for shareholder-related expenses.
Customer Deposit Forfeiture
     In 2006 and 2005, the Company recorded a $1,000,000 and $960,000 reduction of operating expenses, respectively. These amounts represent forfeitures by sanofi-aventis of a customer deposit in accordance with a Master Services Agreement, which was entered into with sanofi-aventis for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 13 to the consolidated financial statements) for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The Company believes that the 2006 and 2005 forfeitures of deposit are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel.
     Sanofi-aventis did not request additional services in January 2007, and therefore the remaining $2,000,000 will be recorded as a customer deposit forfeiture in the first quarter 2007.
Gain/Loss on Sale of Product Lines
     In 2006, the Company recorded a gain of $53,000 resulting from the receipt of payments from MITEM, the purchaser of Dr. Chart in 2005 and relating to the fully reserved note receivable, which was part of the total sales price. The payments were recorded as a gain on the sale of the product line and reduced the overall loss on the sale of Dr. Chart to $4,698,000. Future gains could be recorded if MITEM continues to make periodic payments (see Note 6 to the consolidated financial statements).
     In 2005, the Company recorded a net loss totaling $3,716,000 as a result of two separate product line-related dispositions:
•	On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines to CyberGuard Corporation. The total sales price was $3,626,000 consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments in 2005, which was subsequently paid in full. The net gain recognized on the sale of the Web Inspector and Message Inspector product lines was $1,035,000.

•	On September 30, 2005, the Company sold its Dr. Chart product line to MITEM. The total sales price was $700,000 consisting of $150,000 in cash and a note receivable in the original principal amount of $550,000, which was subject to adjustments at closing. The note was fully reserved due to the Company’s determination that collection was not assured given MITEM’s financial position, its early stages of its product development and the extended payment terms of the note. The net loss recognized on the sale of Dr. Chart was $4,751,000. The note receivable at closing was reduced to $540,000.
     The sales of Web Inspector and Message Inspector and Dr. Chart are further discussed in Note 6 to the consolidated financial statements.
Asset Impairment Charge
     In 2006 and 2005, the Company recorded impairment charges of $125,000 and $288,000, respectively, on fixed assets that were not being utilized and which had no perceived future value. These assets were not disposed of and could be utilized by the Company in the future; however, the Company concluded that the fixed assets should be recorded at the estimated market value.
     During the third quarter of 2004, the Company determined that it would focus on the Company’s two core markets and reduce costs relating to the Company’s services in non-core markets. Accordingly, Company management determined that it would suspend all investment in and sales of the MyDocOnline Connect service. The Company’s decision significantly and adversely changed the extent and use of the Connect service, for which the Company had recorded an identifiable intangible asset. The resulting test for recoverability resulted in an impairment to the intangible asset of approximately $675,000.
Interest Expense
     Interest expense for 2006, 2005 and 2004 was $1,126,000, $6,848,000 and $801,000, respectively, and consisted of the following:

	Stated			Financing		Total
	Interest on	Discount	Premium	Cost	Warrants	Interest
	Notes	Amortization	Accretion	Amortization	Issued	Expense
2006
Convertible promissory notes payable	$185,000	$354,000	$—	$122,000	$10,000	$671,000
Promissory note payable	—	435,000	—	—	—	435,000
Short-term promissory notes	11,000	—	—	—	—	11,000
Capital leases and other	9,000	—	—	—	—	9,000

Total interest expense	$205,000	$789,000	$—	$122,000	$10,000	$1,126,000

2005
Convertible promissory notes payable	$1,152,000	$3,909,000	$500,000	$816,000	$47,000	$6,424,000
Promissory note payable	—	386,000	—	—	—	386,000
Short-term promissory notes	7,000	—	—	—	—	7,000
Capital leases	31,000	—	—	—	—	31,000

Total interest expense	$1,190,000	$4,295,000	$500,000	$816,000	$47,000	$6,848,000

2004
Convertible promissory notes payable	$178,000	$200,000	$—	$107,000	$—	$485,000
Promissory note payable	—	315,000	—	—	—	315,000
Short-term promissory notes	1,000	—	—	—	—	1,000

Total interest expense	$179,000	$515,000	$—	$107,000	$—	$801,000

     Interest expense decreased $5,722,000 in 2006, when compared to 2005. The reduction in interest expense is attributed to the retirement of the Company’s $20,000,000 convertible promissory notes in the second half of 2005 and first half of 2006 (see Note 14 to the consolidated financial statements).
     The increase in interest expense from 2004 to 2005 of $6,047,000 is attributable to the $20,000,000 convertible promissory notes payable which was transacted by the Company in November 2004 and amended in 2005.
     The promissory note payable is the sanofi-aventis note payable (see Note 14 to the consolidated financial statements). This note bears interest at an annual rate of 4.5% and the interest is payable only in services provided by the Company to sanofi-aventis unless there is an event of default. As of December 31, 2006, sanofi-aventis had requested no services in-lieu of interest. This indebtedness was restructured in February 2007 (see Note 23 to the consolidated financial statements).
Investment and Other Income
     Investment and other income was $925,000, $776,000 and $332,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 over 2005 is attributable to higher interest rates earned on cash balances. The increase in 2005 over 2004 is attributable to higher interest rates and overall higher cash balances due to the private placement of common stock which resulted in $24,201,000 of net proceeds to the Company in the second half of 2005. In 2005, additional interest was earned on the total $2,050,000 of notes receivable that resulted from the sale of Web Inspector and Message Inspector and Dr. Chart.
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
Gain on Valuation of Derivative Liabilities
     On April 5, 2006, the Company sold 9,930,000 shares of common stock and 5,958,000 warrants to various investors (see Note 15 to the consolidated financial statements). Due to certain terms included in the private placement some elements of the transaction were recorded as derivative liabilities and were revalued each quarter with the change in value being recorded as a gain or loss on the consolidated statements of operations. For the year ended December 31, 2006, the Company recorded gains of $4,043,000 on the quarterly revaluation of the derivative liabilities.
     On December 21, 2006 the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements which caused the Company to prospectively adjust its accounting for the derivative liabilities relating to the private placement. Based on this guidance the Company reversed $4,029,000 of the gains originally recorded in the second and third quarters of 2006 through a cumulative adjustment to the September 30, 2006 accumulated deficit (see Note 15 to the consolidated financial statements).
Income Taxes
     The income tax benefit on the loss from continuing operations in 2006, 2005 and 2004 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company’s $60,000 income tax benefit for 2006 and its income tax expense of $89,000 for 2005 and $485,000 for 2004 represents non-U.S. taxes resulting from the operations of the Company’s Canadian subsidiary and state income taxes. The Company has fully reserved its U.S. net deferred tax assets in 2006, 2005 and 2004 due to the uncertainty of future taxable income.

     Any future ownership changes could limit the Company’s ability to fully utilize the net operating loss carryforwards against any future taxable income.
Loss from Continuing Operations
     As a result of the foregoing, the Company experienced losses from continuing operations of $19,508,000 in 2006, $43,596,000 in 2005, and $42,040,000 in 2004.
     The following table summarizes the unusual components included in the net loss for these three years.

	Year Ended December 31,
	2006	2005	2004
Unusual Items:
(Gain) or Loss on sale of product lines:
Gain on sale of MI/WI	$—	$(1,035,000)	$—
Loss on sale of Dr. Chart	—	4,751,000	—
Customer deposit forfeiture	(1,000,000)	(960,000)	—
Asset impairment charge	125,000	288,000	675,000
Recovery of previously impaired asset	—	—	(70,000)
Gain on derivatives	(4,043,000)	—	—
Loss on extinguishment of convertible debt	871,000	1,283,000	—

Total unusual items	$(4,047,000)	$4,327,000	$605,000

     Additionally, the Company’s net loss in 2005 included interest expense of $6,848,000. As explained previously, a significant amount of the 2005 net loss included items which are non-recurring after December 31, 2005, such as the amortization of the beneficial conversion feature from the debt restructuring. By comparison, the interest expense in 2006 was $1,126,000, and in 2004 was $801,000.
Liquidity and Capital Resources
Overview
     Due to the Company’s history of operating spending being in excess of customer receipts, liquidity has been and continues to be an item of particular focus for the Company’s management. Essential to liquidity is the ability of the Company to meet its obligations as they become due and in the ordinary course of business. Over the long term, it is imperative that the Company becomes cash flow positive from operations. The Company operates in developing and emerging markets for its products, which makes predicting future cash flows difficult.
     In late 2004 and early 2005, the Company embarked on a strategy to focus on two areas of the business that it deemed as “core” to its success; these were Email Encryption and e-Prescribing. These two areas were believed by the Company to be the most promising of its line of business. Thus, commencing in late 2004 and continuing throughout 2005, the Company shut down the Connect product, sold the Message and Web Inspector products, sold the Dr. Chart product and eliminated other non-essential positions in the Company.
     Also in 2005, the Company sought to significantly reduce its debt to a level where it would not materially impact the Company’s ability to conduct operations. Through debt repayments using a combination of cash and the Company’s common stock, the debt was reduced from $22,893,000 at the beginning of 2005 to $7,968,000 at the end of the year, excluding discounts and capital leases.
     In 2006, the Company continued its focus on these two core areas of business, raised additional capital, retired the outstanding convertible promissory note payable, and implemented a cost reduction program to better align the Company’s cost structure to the near-term revenue opportunities, all as outlined immediately below:
•	In June 2006, the Company retired its outstanding $5,000,000 convertible promissory note prior to maturity by using restricted cash paying an early payment premium of $200,000 (plus accrued interest). The total payoff amount was $5,259,000. As a result, debt was reduced to $2,916,000 at the end of 2006.

•	On April 5, 2006, the Company sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock or 5,958,000 warrants. These were sold for a purchase price of $1.19 per unit. Net proceeds from the transaction were $10,909,000.

•	The Company announced in 2006 that it was in the process of reducing its quarterly spending through a reduction in workforce and reductions in non-headcount related areas and that the targeted cost reductions would equal approximately 25% reduction in quarterly spending when compared with the first quarter of 2006. At December 31, 2006, the Company had implemented the majority of these cost reductions.
     On February 28, 2007, the Company and sanofi-aventis U.S. Inc. (“sanofi-aventis”), a successor-in-interest to Aventis Inc., agreed to restructure indebtedness owing under a promissory note in the original principal amount of $3,000,000 held by sanofi-aventis. The promissory note was originally issued by the Company in January 2004 to Aventis Inc. (and subsequently transferred to sanofi-aventis) in conjunction with the acquisition by the Company of certain assets and business of MyDocOnline, Inc., an affiliate of Aventis SA and a provider of secure Web-based communications, disease management, and laboratory information solutions. The promissory note, payable in $2,700,000 cash or equivalently valued shares of the Company’s common stock, was due in full on March 15, 2007. Pursuant to its agreements with sanofi-aventis, the Company satisfied its obligations under the original promissory note by means of (i) a prepayment on the original promissory note in the form of 700,000 unrestricted shares of the Company’s common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of the Company’s new secured promissory note in the original principal amount of $1,600,000 secured by a letter of credit, and the issuance of a five-year warrant for 145,853 shares at an exercise price of $4.48 per share. The new promissory note is payable in eight quarterly installments of $200,000 each (for an aggregate payment of $1,600,000), with the first payment due in April 2008 and the final payment due in January 2010. The new promissory note is fully secured by a letter of credit in favor of sanofi-aventis and bears interest at the rate of 5%. Interest payments are due quarterly commencing in April 2007. Further, the value of the letter of credit will be automatically reduced as the Company makes periodic principal payments to sanofi-aventis.
     The Company has total contractual obligations over the next year of $1,679,000 and of $5,405,000 over the next three years consisting of debt obligations and other contractual commitments. The amount due in the next year includes $255,000 in debt payments (for a commercial insurance-related promissory note that calls for monthly payments and expires in November 2007). The three year total also includes $1,400,000 of the total $1,600,000 promissory note issued to sanofi-aventis as part of the restructured promissory note (see Note 23 to the consolidated financial statements). The remainder of the three year obligations consists primarily of rental obligations associated with the Company’s various facilities. Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
     The Company is engaged in two primary markets: Email Encryption and e-Prescribing (previously known as eSecure and eHealth, respectively). Both are subscription businesses that share a common business model. First, the service is established and maintained, which requires a start-up cost and recurring fixed costs. Subscribers are then acquired and brought onto the service, which requires a variable acquisition cost of selling and marketing, installation and deployment. Subscribers are recruited with the goal of reaching a level of subscriber payments that exceeds the fixed recurring service costs. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers is essential to operational cash flow breakeven.
     Operationally, the future cash flow of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed new first-year orders) for the Email Encryption Service

•	Renewal rates for the Email Encryption Service

•	New insurance payor sponsorships of the e-Prescribing service to physicians

•	Successful adoption and usage of the e-Prescribing service by physicians

•	Retention of the users (physicians) of the e-Prescribing service

•	Future transaction fees (or related fees) associated with the use of the e-Prescribing service

•	The ability to increase the business volume with reasonable cost increases
     Email Encryption - The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. For several years the spending in Email Encryption exceeded cash receipts. As that business has matured, the gap between cash spending and cash receipts from operations narrowed substantially and in 2006 cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption. This was accomplished by keeping costs relatively flat while continuing to book new first-year orders (approximately $4,700,000 in calendar year 2006 and $5,300,000 in 2005), as well as maintaining a high customer renewal rate (approximately 95% for calendar years 2006 and 2005) of existing customers whose initial contracted service period had expired. The Company expects the Email Encryption business to continue generating cash receipts in excess of its specific operating costs in 2007 and beyond assuming continued addition of new subscribers at historical rates and maintaining consistent subscriber renewal rates.
     e-Prescribing - The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption; thus, the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching a level of subscribers required to overcome the spending needed to profitably provide the service. The Company currently estimates a range of 10,000 to 12,000 active users (subscribers) are needed for these fixed costs to be overcome. As of December 31, 2006, the Company had approximately 2,800 active subscribers using the e-Prescribing service.
     At the end of 2006, the Company had seven payor sponsors under contract. The Company currently has the staff on hand to deploy 500 units per quarter and has a backlog of approximately 1,750 sponsored, but not yet deployed units. However, not all users to whom the e-Prescribing service is deployed become active. Additionally, the Company continues to experience some attrition in its deployed and active user base. Finally, the Company continues to review and target changes to its contracts, recruiting and training strategy in an effort to increase this performance rate.
     Most contracts renew on an annual basis. Our largest and original payor sponsor has continued to sponsor renewals for its affiliated and active users. Additionally, with several of the new payor sponsors originally contracted in 2006 approaching their respective renewal dates in 2007, the Company expects to improve its understanding in trends regarding retention rates for e-Prescribing, as those trends will cover a larger portion of the total customer base. For those users not meeting the threshold of being considered active and thus not being eligible for continued sponsorship by a payor sponsor, the Company attempts to execute a renewal contract directly with the individual user or medical practice.
     The breakeven point to cover both fixed and variable costs will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. The transaction-based fees, or usage fees, form an important part of the e-Prescribing breakeven point mentioned above. The Company has signed three contracts with transaction-based fees or the equivalent with existing and new healthcare payors. And, there is one payor contract that provides for a shared savings arrangement measured by improvements in prescribing behavior with one of the payor sponsors. Further, in most cases, there are multiple payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Lastly, possible sources for additional transaction fees include parties who could benefit from a real time, electronic connectivity with PocketScript users. For example, currently the Company has contracts that allow it to bill fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to Pharmacy Benefits Managers (PBM) and a usage-based arrangement.
     The Company continues to closely monitor developments in the e-Prescribing market and will adjust spending in that area commensurate with expected future returns. The extent and timing of the Company’s success (or lack thereof) in the e-prescribing market will have significant impact on liquidity. The extent to which the Company views the e-prescribing market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses if required. The Company has the ability to adjust cash spending to react to shortfalls in projected cash.

     As a result of the cost reduction measures undertaken in 2006, relatively low contractual future spending commitments, historically high customer renewals and continued growth in the Email Encryption Service consistent with past rates, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and the remaining proceeds on hand from the equity private placement completed on April 5, 2006 (see Note 15 to the consolidated financial statements), the Company believes it has adequate resources and liquidity to sustain operations for the twelve months from December 31, 2006, and is projecting cash flow improvements through cash receipt increases and cost reductions to augment its liquidity beyond this time frame.
     There are no assurances that the Company will ultimately achieve or achieve in a timely manner improvements in the Company’s liquidity. Should business results not occur as projected, the Company may not achieve its liquidity goals. It would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its liquidity goals. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the current price of the Company’s common stock. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.
Sources and Uses of Cash Summary
     Ending cash and cash equivalents on December 31, 2006 was $12,783,000 versus $20,240,000 on December 31, 2005. These balances exclude restricted cash of $35,000 at December 31, 2006, and $5,135,000 at December 31, 2005. Restricted cash is not available for operations because of restrictions placed on that cash, primarily from placement of the cash in collateral accounts used to secure debt and make debt payments.
     The following table shows various sources and uses of operating cash for 2006 and 2005.

	Twelve Months	Twelve Months
	Ended	Ended	Variance for
	December 31,	December 31,	the twelve
	2006	2005	month period
Operating Cash Receipts (Products existing on December 31, 2006)	$20,551,000	$15,412,000	$5,139,000
Operating Cash Receipts (Products divested in 2005)	5,000	1,760,000	(1,755,000)
Customer Deposit Received	—	(8,000)	8,000
Net Operating Cash Spending	(37,234,000)	(42,065,000)	4,831,000

Net Cash Used by Operating Activities	$(16,678,000)	$(24,901,000)	$8,223,000

     For calendar year 2006, the net cash used by operating activities improved $8,223,000 over the comparable period in 2005. Overall, the Email Encryption Service yielded positive cash flow from operations while e-Prescribing had negative cash flow from operations. Cash flow from operations is a management measurement computed from total cash receipts minus cost of revenues and direct costs, but excluding total unallocated expense/income. Email Encryption has seen year-on-year improvement in cash flow because of continued growth in new subscriptions and its high rate of customer renewals. The Company anticipates that year-on-year Email Encryption cash flow improvement should continue as long as new subscriptions and the rate of customer renewals are sustained. The early-stage market of e-Prescribing makes the expected cash usage for the Company’s e-Prescribing service in 2007 less predictable. Improved cash utilization for the e-Prescribing service is dependent upon securing new payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction and performance-based fees.
     The Company announced in 2006 that it was in the process of reducing its quarterly spending through a reduction in workforce and reductions in non-headcount related areas and that the targeted cost reductions would equal approximately 25% reduction in quarterly spending when compared with the first quarter of 2006. At December 31, 2006, the Company had implemented the majority of these cost reductions.

     As reported in the consolidated statements of cash flows, net cash flows provided by investing activities was $3,914,000 for the year ended December 31, 2006 compared to $22,767,000 for 2005. Of the total for 2006, $1,239,000 was used to purchase various computing equipment primarily to satisfy customer contracts. Most prevalent are purchases of computer servers for the Email Encryption business, which are required to deliver the Company’s services. The amount of additional spending on capital equipment in 2006 is directly proportionate to the Company’s success in securing new Email Encryption business. Offsetting the cash used for capital equipment was the release of $5,100,000 of restricted cash and the receipt of $53,000 from MITEM, the purchaser of the Dr. Chart product line in September 2005. The restricted cash was used to pay off the remaining $5,000,000 of convertible debt in June 2006 (see Note 14 to the consolidated financial statements). The receipts from MITEM related to their payments in 2006 on the fully reserved note receivable in the amount of $540,000 (see Note 6 to the consolidated financial statements).
     Included in the total net cash flows from investing activities for 2005 was $16,000,000 of cash proceeds from sales of marketable securities, $5,239,000 of cash released from restricted cash accounts and $3,262,000 of net cash received from the sale of product lines. These inflows were partially offset by the purchases of property, plant and equipment of $1,734,000.
     Net cash provided by financing activities for the year ended December 31, 2006 was $5,307,000 compared to $18,518,000 for 2005. The total for 2006 is primarily related to payments totaling $5,657,000 made on various notes payable offset by $10,964,000 (excluding $55,000 of accrued transaction costs) in net proceeds from a private placement of the Company’s common stock on April 5, 2006 (see Note 15 to the consolidated financial statements).
     Included in the total net cash flows in financing activities for 2005 was net proceeds of $24,231,000 from a private placement of its common stock and combined proceeds of $2,116,000 from the exercise of warrants and stock options, partially offset by the $7,829,000 of cash used to pay down the various debt instruments, primarily the convertible notes, and certain capital leases.
          On February 28, 2007, the Company and sanofi-aventis agreed to restructure certain indebtedness of the Company to sanofi-aventis. A Company promissory note held by sanofi-aventis, payable in $2,700,000 cash or equivalently valued shares of the Company’s common stock, was due in full on March 15, 2007. Pursuant to its agreements with sanofi-aventis, the Company satisfied its obligations under the original promissory note in part by means of delivering to sanofi-aventis the Company’s new secured promissory note in the original principal amount of $1,600,000. The new promissory note is payable in eight quarterly installments of $200,000 each (for an aggregate payment of $1,600,000), with the first payment due in April 2008 and the final payment due in January 2010. The new promissory note is fully secured by a letter of credit in favor of sanofi-aventis and bears interest at the rate of 5%. The Company has deposited $1,675,000 into a certificate of deposit with the bank issuing the Letter of Credit, and as a result, will report the deposit as a form of restricted cash throughout the life of the financial instrument. As the Company makes periodic principal payments to sanofi-aventis, the value of the letter of credit and corresponding cash balance in restricted cash will be reduced accordingly. Further, interest payments are due quarterly commencing in April 2007.
Cash Sources
     The following items are essential to the Company’s future operating cash sources:
•	contractual backlog

•	Email Encryption growth and retention

•	e-Prescribing growth and retention

•	e-Prescribing transaction and performance-based fees
     Backlog - The Company’s end-user order backlog of $26,513,000 is comprised of contractually bound customer agreements that are expected to be amortized into revenue as services are provided in the future. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of $10,884,000 of deferred revenue that has been billed and paid and $15,629,000 that has either not yet been billed or has been billed, but not collected in cash as of December 31, 2006. The Company estimates that approximately half of the amount not yet billed will be billed in the next twelve months.

     Email Encryption growth and retention – The Company collected cash receipts of $15,666,000 in the twelve months ended December 31, 2006. The Company estimates cash receipts from Email Encryption in 2007 will be approximately $19,900,000. The Company assumes it will collect contractually billed amounts, experience continued high renewal rates, new first-year orders at the same rate demonstrated in 2006, continued growth in its OEM/channels and new product related order activities. The Company believes that the anticipated increase in cash receipts can be achieved with minimal additional costs.
     e-Prescribing growth and retention - The Company’s go-to-market model in e-Prescribing has been to contract with healthcare payors who pay the Company to provide service to physicians for at least one year. The Company believes that this model is the most cost effective method of addressing the market in large quantities at this time. The Company has demonstrated selling and deployment success with this model with seven major insurance payors. The Company’s current list price for the first year of the service is $2,000, which includes twelve months of service as well as set up fees, and a $600 per year fee for service in subsequent years. The Company currently has a usage-based arrangement with one of the payor sponsors, which provides for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior. In light of the relatively low margins on installation and service during the initial year of deployment, the Company’s ability to promote high utilization rates for each prescriber, and thus, to increase the likelihood of renewals and the generation of transaction fees, is an important aspect of the Company’s cash flow breakeven plan for e-Prescribing.
     e-Prescribing transaction and performance-based fees - The Company’s go-to-market model in e-Prescribing also involves securing additional contracts where customers pay for various transactions that occur through the e-Prescribing service. For example, the Company has contracts with pharmacy benefit managers and one electronic prescription aggregator for prescriptions that are fulfilled through their system. During 2006, the Company received an average of 6 to 7 cents per script. In 2007, several of these contracts will undergo renewal and/or renegotiation, and the Company is unsure that the historical cash generation involving these specific customers can be maintained.
     The Company has signed three contracts with transaction-based fees or the equivalent with existing and new healthcare payors. Further, in most cases, there are multiple payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Possible sources for additional transaction fees include parties who could benefit from a real time, electronic connectivity with PocketScript users.
     Securing further transaction and performance-based revenue streams in excess of those currently under contract will be required so that the previously discussed targeted range of 10,000 to 12,000 active physician will provide returns in excess of fixed costs of providing the e-Prescribing service.
Cash Requirements
     While the contractual commitments of the Company as of December 31, 2006, are relatively low in comparison to historical cash used from operations, the Company anticipates further net cash usage from operations over the next twelve months. The Company’s cash requirements consist principally of the Company’s contractual commitments; funding its operating losses as it maintains a leadership position in the emerging market in which it operates; and capital expenditures. The latter of which primarily involves computer equipment to support new Email Encryption customer orders and, over time, ongoing refurbishment of the data center and customer-located Email Encryption computer equipment. The Company’s cash requirements beyond contractual commitments are primarily aimed at continued investment in the e-Prescribing business.
     The Company has acquisition costs associated with adding subscribers to both the Email Encryption and e-Prescribing services. For Email Encryption, the costs are primarily selling and marketing, while for e-Prescribing the costs are primarily recruitment and deployment related, including hardware device costs. In the first year of the service, the Company generally targets fees from the customer that cover the majority of the incremental acquisition costs. After the first year of service, the incremental cost to support customers decreases significantly, which increases the variable cash contribution to the Company as each contract matures. In addition, net cash contributions from transaction-based fees are high relative to the incremental costs to generate these fees. In 2006, the Company deployed the e-Prescribing service to approximately 2,250 prescribers for a quarterly average of approximately 560 deployments. Future quarters with deployments greater than these quantities will equate to greater variable costs offset with greater cash receipts from the sponsors and lower deployments versus this current run rate would equate to lower variable costs and cash receipts than recently experienced.

     The Company is projecting its operating spending to be approximately $32,250,000 inclusive of capital equipment purchases for the next twelve months from December 31, 2006. This projection is based on the Company’s organization size after taking into account the effects of the 2006 cost reduction program, the current order and deployment rates and the annualized operating spending. See “Liquidity Summary” below.
Liquidity Summary
     The Company’s publicly announced goal for total cash (includes cash, cash equivalents and restricted cash) at December 31, 2007, is $7,000,000. The underlying assumptions for this goal are:
•	As of December 31, 2006, unrestricted cash on hand was $12,783,000.

•	Cash receipts for the next twelve months are projected to be approximately $26,500,000 based on current contracted billings and estimated contract renewals and new business.

•	Operating spending plus capital asset purchases for the next twelve months is projected to be approximately $32,250,000 based upon the Company’s organization, cost reduction actions previously mentioned and order and deployment rates as of December 31, 2006,
     Based on the foregoing assumptions and projections, the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months, beginning January 1, 2007. Of the $7,000,000 goal, $1,675,000 will be restricted cash resulting from the issuance of a letter of credit associated with the subsequent event announced on February 28, 2007, and involving the restructuring of the Aventis promissory note indebtedness.
     There are no assurances that the Company will ultimately achieve or achieve in a timely manner these levels of projected cash receipts or expenses. Should business results not occur as projected, the Company may not achieve these projections. It would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its December 31, 2007 total cash (or equivalents) goal. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the current price of the Company’s common stock. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.
Options and Warrants of ZixCorp Common Stock
     The Company has significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of December 31, 2006. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in
	Outstanding	Outstanding	outstanding	Total Value of
Exercise Price Range	Shares	Shares	shares)	Vested Shares
$1.42 - $1.92	8,365,390	$12,813,000	6,643,264	$10,229,000
$1.93 - $3.50	5,729,891	16,691,000	4,522,371	13,439,000
$3.51 - $4.99	3,791,995	16,452,000	3,210,396	14,063,000
$5.00 - $5.99	1,679,468	8,683,000	1,679,468	8,683,000
$6.00 - $8.99	1,081,715	6,984,000	923,382	6,010,000
$9.00 - $19.99	1,437,348	15,639,000	1,337,502	14,612,000
$20.00 - $57.60	1,137,695	60,547,000	1,137,695	60,547,000

Total	23,223,502	$137,809,000	19,454,078	$127,583,000

Off-Balance Sheet Arrangements
     None.
Contractual Obligations and Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of December 31, 2006:

	Payments Due by Period
	Total	< 1 Year	2-3 Years	4-5 Years	> 5 Years
Debt (long-term and short-term)	$1,855,000	$255,000	$1,400,000	$200,000	$—
Operating leases	7,938,000	1,321,000	2,218,000	1,960,000	2,439,000
Consulting contract	50,000	50,000	—	—	—

Total cash obligations	9,843,000	1,626,000	3,618,000	2,160,000	2,439,000
Interest on obligations	163,000	53,000	108,000	2,000	—

Total	$10,006,000	$1,679,000	$3,726,000	$2,162,000	$2,439,000

     ZixCorp has not entered into any material, non-cancelable purchase commitments at December 31, 2006.
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,590,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     In February 2007, the Company announced that it entered into a definitive agreement with sanofi-aventis to restructure a $3,000,000 promissory note to sanofi-aventis. Pursuant to this agreement the Company satisfied its obligations under the original note by means of (i) a prepayment on the original note in the form of 700,000 unrestricted shares of the Company’s common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of a secured promissory note in the principal amount of $1,600,000 and the issuance of a five year warrant for 145,853 shares at an exercise price of $4.48. The new note is fully secured by a letter of credit, bears interest at the rate of 5% and is payable in eight quarterly installments of $200,000 each, with the first payment due in April 2008 and the final payment due in January 2010. The payment of the new note is reflected in the table above (see Note 23 to the consolidated financial statements).
Recent Accounting Pronouncements
     In September 2006, the SEC issued Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 in the fourth quarter of 2006 and there was no impact on the Company’s consolidated results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not believe that it faces material market risk with respect to its cash, cash equivalents and restricted cash investments, which totaled $12,818,000 and $25,375,000 at December 31, 2006 and 2005, respectively. The Company held no marketable securities as of December 31, 2006 and 2005.
     The Company’s only significant debt is the $2,700,000 principal owed to sanofi-aventis. This indebtedness was restructured in February 2007 (see Note 23 to the consolidated financial statements).
Item 8. Financial Statements and Supplementary Data
     The information required by this Item begins on page F-1 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     On September 26, 2006, Zix Corporation (the “Company”) engaged Whitley Penn LLP (“Whitley Penn”) as its independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2006. On September 26, 2006, the Company also notified Deloitte & Touche LLP (“D&T”), its independent registered public accounting firm for the years ended December 31, 2004 and 2005, of its election to dismiss D&T as the Company’s independent registered public accounting firm. The foregoing was undertaken as a cost reduction effort by the Company and has been approved by the Audit Committee of the Company’s Board of Directors.
     The reports of D&T on the Company’s financial statements for the years ended December 31, 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits of the Company’s financial statements for the years ended December 31, 2004 and 2005 and through September 26, 2006, (i) there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to D&T’s satisfaction, would have caused D&T to make reference to the subject matter of the disagreements in connection with its reports as described in Item 304 (a)(1)(iv) of the Securities and Exchange Commission’s (the “Commission”) Regulation S-K; and (ii) there were no reportable events as described in Item 304(a)(1)(v) of the Commission’s
Regulation S-K.
     The Company has provided D&T with a copy of the foregoing disclosures and requested that D&T furnish it with a letter, addressed to the Commission, stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of such letter, dated September 29, 2006, is referenced as Exhibit 16.1 hereto.
     During the years ended December 31, 2004 and 2005, and through September 26, 2006, Whitley Penn has not been engaged as an independent registered public accounting firm to audit either the financial statements of the Company or any of its subsidiaries, nor has the Company or anyone acting on its behalf consulted with Whitley Penn regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement or reportable event as set forth in Item 304(a)(2)(ii) of Regulation S-K. Whitley Penn has, however, been engaged to audit the Company’s Corporate Retirement Plan (401k Plan) for the year ended December 31, 2005 in connection with the Company’s annual reporting obligation under the Employment Retirement Income Security Act of 1974 (ERISA).
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedure
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s president and chief executive officer and the Company’s chief financial officer and treasurer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.
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
Changes in Internal Controls over Financial Reporting
     During the three months ended December 31, 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Certain of the information required by this Item is incorporated by reference from the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee,” in the Company’s 2007 Proxy Statement.
     The Company has a code of ethics for the Company’s chief executive officer and senior financial officers. A copy of the code is available on the Company’s Web site www.zixcorp.com under “Corporate Governance,” and will be provided free of charge upon request. Any waiver of the code of ethics with respect to the Company’s chief executive officer and senior financial officers will be publicly disclosed as required by applicable law and regulation, including by posting the waiver on the Company’s Web site.
Item 11. Executive Compensation
     The information required by this Item, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s 2007 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference from the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information” in the Company’s 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence” in the Company’s 2007 Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated by reference from the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in the Company’s 2007 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
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
     (a)(3) Exhibits

Exhibit
Number		Description
2.1	—	Asset Purchase Agreement, dated as of January 30, 2004, by and among Zix Corporation, MyDocOnline, Inc., Aventis Pharmaceuticals Holdings Inc., and Aventis Pharmaceuticals Inc. (excluding schedules and exhibits). Filed as Exhibit 2.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

2.2	—	Asset Purchase Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script L.L.C. (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated July 23, 2003, and incorporated herein by reference.

2.3	—	Asset Purchase Agreement, dated September 2, 2003, among Zix Corporation, Zix Acquisition Corporation, Elron Software, Inc., Elron Electronic Industries, Ltd., and Elron Software (2000), Ltd. (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated September 4, 2003, and incorporated herein by reference.

2.4	—	Asset Purchase Agreement, entered into as of March 11, 2005, by and between CyberGuard Corporation and Zix SCM, Inc. (excluding the Disclosure Schedule and Annexes). Filed as Exhibit 2.1 to Zix Corporation’s Current Report on Form 8-K, dated March 17, 2005, and incorporated herein by reference.

2.5	—	Asset Purchase Agreement, entered into as of September 30, 2005, among Mitem Corporation, Zix Corporation, and MyDocOnline, Inc. (excluding the Disclosure Schedule and Exhibits). Filed as Exhibit 2.1 to Zix Corporation’s Current Report on Form 8-K, dated October 5, 2005, and incorporated herein by reference.

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	—	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

4.1	—	Specimen certificate for common stock of Zix Corporation. Filed as Exhibit 4.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

4.2	—	Form of Warrant, dated June 24, 2003, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation (issued in connection with a $5.25 million financing). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.3	—	Warrant to purchase 166,667 shares of common stock of Zix Corporation issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004. Filed as Exhibit 4.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.4	—	Warrant to purchase 108,964 shares of common stock of Zix Corporation issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004. Filed as Exhibit 4.2 to Zix Corporation’s Report on Form 8-K dated December 29, 2006, and incorporated herein by reference.

4.5	—	Form of Common Stock Purchase Warrant, dated as of November 2, 2004, issued by Zix Corporation to Omicron Master Trust and Amulet Limited. Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.6	—	Form of Amended and Restated Common Stock Purchase Warrant to purchase shares of Zix Corporation issued to Omicron Master Trust and Amulet Limited, dated as of July 22, 2005 (excluding exhibits). Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.7	—	Form of Warrant, dated August 9, 2005, to purchase shares of Common Stock of Zix Corporation (including appendices) (issued in connection with a $26.3 million private placement). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated August 9, 2005, and incorporated herein by reference.

4.8	—	Warrant, dated September 30, 2005, issued by Mitem Corporation exercisable for 400,000 shares of common stock of Mitem Corporation. Filed as Exhibit 2.3 to Zix Corporation’s Current Report on Form 8-K, dated October 5, 2005, and incorporated herein by reference.

4.9	—	Form of Warrant, as of April 6, 2006, to purchase approximately 5.9 million shares of Common Stock of Zix Corporation (issued to various purchasers in connection with an $11.8 million private placement). Filed as Exhibit 4.2 to Zix Corporation’s Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

Exhibit
Number		Description
4.10	—	Warrant, dated February 22, 2007, to purchase 145,853 shares of Common Stock issued by Zix Corporation to sanofi-aventis, U.S. Inc. Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

4.11	—	Promissory Note, dated March 11, 2005, payable by CyberGuard Corporation in the original principal amount of $1,500,000. Filed as Exhibit 2.2 to Zix Corporation’s Current Report on Form 8-K, dated March 17, 2005, and incorporated herein by reference.

4.12	—	Secured Promissory Note, dated February 22, 2007, of Zix Corporation issued to sanofi-aventis, U.S. Inc. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

4.13	—	Registration Rights Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (issued in connection with the $5.75 million financing). Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.14	—	Registration Rights Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script, L.L.C. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated July 23, 2003, and incorporated herein by reference.

4.15	—	Registration Rights Agreement, dated September 2, 2003, between Zix Corporation and Elron Software, Inc. Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated September 4, 2003, and incorporated herein by reference.

4.16	—	Registration Rights Agreement, dated January 30, 2004, by and among Zix Corporation, Aventis Inc., a Pennsylvania corporation, and Aventis Holdings Inc., a Delaware corporation. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

4.17	—	Form of Registration Rights Agreement, dated as of November 2, 2004, by and between Zix Corporation and the Investors named therein (issued in connection with a $20 million convertible note private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.18	—	Form of Amended and Restated Registration Rights Agreement by and between Zix Corporation and the Investors (excluding exhibits) (issued in connection with a $20 million convertible note private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.19	—	Securities Purchase Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (including schedules but excluding exhibits) in connection with a $5.75 million financing). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.20	—	Securities Purchase Agreement, dated as of August 9, 2005, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (including schedules, appendices and exhibits) (issued in connection with a $26.3 million private placement). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K/A, dated October

Exhibit
Number		Description
21, 2005, and incorporated herein by reference.

4.21	—	Securities Purchase Agreement, dated as of April 4, 2006, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (in connection with an $11.8 million private placement). Filed as Exhibit 4.1 to Zix Corporation’s Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

4.22	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.23	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.24	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.25	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.26	—	Agreement, dated February 22, 2007, between Zix Corporation and sanofi-aventis, U.S. Inc. Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

10.1†	—	1990 Stock Option Plan of Zix Corporation (Amended and Restated as of September 1999). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

10.2†	—	1992 Stock Option Plan of Zix Corporation (Amended and Restated as of August 2000). Filed as Exhibit 10.2 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.3†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.4†	—	1996 Employee Stock Purchase Plan of Zix Corporation (Amended and Restated as of July 1, 2000). Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.5†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.6†	—	Zix Corporation 2001 Employee Stock Option Plan, dated May 4, 2001. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

Exhibit
Number		Description
10.7†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of May 6, 2003). Filed as Exhibit 10.7 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.8†	—	Zix Corporation 2003 Stock Compensation Plan (Amended and Restated in October 2003). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

10.9†	—	Zix Corporation’s 2003 New Employee Stock Option Plan, dated October 1, 2003. Filed as Exhibit 10.9 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.10†	—	Zix Corporation 2004 Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.11†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.12†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.13†	—	Zix Corporation 2006 Directors’ Stock Option Plan, dated June 13, 2006. Filed as Exhibit 10.1 to Zix Corporation’s Report on Form 8-K filed June 14, 2006, and incorporated herein by reference.

10.14†	—	Zix Corporation 2005 Stock Compensation Plan (Amended and Restated as of June 13, 2006) Filed as Exhibit 10.2 to Zix Corporation’s Current Report on Form 8-K, filed June 14, 2006, and incorporated herein by reference.

10.15†	—	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation 2004 Stock Option Plan. Filed as Exhibit 10.2 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.16†	—	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation 2004 Stock Option Plan. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.17	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.18	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.19†	—	Stock Option Agreement, effective as of November 14, 2001, between John Ryan and Zix Corporation. Filed as Exhibit 4.2 in Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-74890), dated December 11, 2001, and incorporated herein by reference. Portions of this exhibit

Exhibit
Number		Description
were omitted pursuant to a request for confidential treatment that was filed with the SEC on November 26, 2001. On December 5, 2001, the SEC approved the filing of this exhibit omitting the portions for which confidential treatment was requested. The omitted information has been filed with the SEC.

10.20†	—	Employment Agreement, entered into as of January 20, 2004, between Zix Corporation and Richard D. Spurr. Filed as Exhibit 10.14 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.21†	—	Employment Offer Letter of Zix Corporation, dated March 23, 2005, to Richard D. Spurr. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

10.22†	—	Stock Option Agreement, dated February 24, 2004, between Zix Corporation and Richard D. Spurr. Filed as Exhibit 10.15 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.23†	—	Stock Option Agreement, dated November 17, 2004, between Zix Corporation and Richard D. Spurr. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.24†	—	Stock Option Agreement, dated March 23, 2005, between Zix Corporation and Richard D. Spurr. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

10.25†*	—	Stock Option Agreement, dated March 2, 2006, between Zix Corporation and Richard D. Spurr.

10.26†	—	Form of Zix Corporation Stock Option Agreement between Zix Corporation and Brad Almond and Ronald A. Woessner. Filed as Exhibit 10.19 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.27†	—	Form of Outside Director Stock Option Agreement, dated January 2, 2004, between Zix Corporation and James S. Marston, Dr. Ben G. Streetman and Michael E. Keane. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.28†	—	Outside Director Stock Option Agreement, dated May 6, 2004, between Zix Corporation and Antonio R. Sanchez III. Filed as Exhibit 10.4 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.29†	—	Severance Agreement, dated February 25, 2002, between Zix Corporation and Ronald A. Woessner. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

10.30†	—	Form of Severance Agreement between Zix Corporation and certain executive officers. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.

Exhibit
Number		Description
10.31†*	—	Severance Agreement, dated November 10, 2006, between Zix Corporation and Barry W. Wilson.

10.32†	—	Description of Compensation for Members of Zix Corporation Board of Directors. Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.33	—	Lease Agreement, dated December 29, 2003, between Zix Corporation and 7-Eleven, Inc. (excluding exhibits) (relating to Zix Corporation’s Dallas, Texas facilities). Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.34	—	Office Lease Agreement, dated February 28, 2005, between Gateway Rosewood, Inc. and Zix SCM, Inc. (relating to Zix Corporation’s Burlington, Massachusetts facility). Filed as Exhibit 10.26 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.35	—	Lease Agreement, dated November 27, 2000, between MyDocOnline, Inc. and Ft. Round Rock Ltd. and related Amendments No. 1 and No. 2 (excluding exhibits) (relating to Zix Corporation’s Austin, Texas facility). Filed as Exhibit 10.27 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.36	—	Amendment No. 3 to Lease Agreement, dated November 27, 2000, between MyDocOnline, Inc. and Ft. Round Rock Ltd., as amended (relating to Zix Corporation’s Austin, Texas facility). Filed as Exhibit 10.28 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.37	—	Facilities Service Agreement, entered into as of June 25, 2003, by and between Collocation Solutions, LLC and Zix Corporation (excluding schedule and exhibit). Filed as Exhibit 10.33 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.38	—	Lease, dated March 9, 2004, between Duke Realty Ohio and PocketScript, Inc. (excluding exhibits) (relating to Zix Corporation’s Mason, Ohio facility). Filed as Exhibit 10.34 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.39	—	Sublease Agreement between ZixCorp Canada, Inc. and Intelligent Photonics Control Corp., dated May 20, 2005 (relating to Zix Corporation’s Ontario, Canada facility). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

10.40	—	Amendment and Confirmation of Sublease, dated February 27, 2006, amongst Elk Property Management Limited (Landlord), Intelligent Photonics Control Corp. (Tenant), 6447309 Canada Inc. (Assignee), ZixCorp Canada, Inc. and Zix Corporation (excluding schedules). Filed as Exhibit 10.40 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

Exhibit
Number		Description
10.41	—	Sublease, dated as of July 20, 2006, between ZixCorp Canada, Inc., as Tenant, and Peleton Photonic Systems, Inc., as Subtenant. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, and incorporated herein by reference.

10.42	—	Letter of Agreement dated September 12, 2006 between MITEM Corporation and Zix Corporation. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, and incorporated herein by reference.

16.1	—	Letter From Deloitte & Touche LLP to the SEC. Filed as Exhibit 16.1 to Zix Corporation’s Current Report on Form 8-K, dated September 26, 2006, and incorporated herein by reference.

21.1*	—	Subsidiaries of Zix Corporation.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

23.2*	—	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche, LLP).

31.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company and Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 21, 2007.

ZIX CORPORATION

By:	/s/ BARRY W. WILSON Barry W. Wilson
Chief Financial Officer and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2007.

Signature	Title

/s/ RICHARD D. SPURR (Richard D. Spurr)	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ BARRY W. WILSON (Barry W. Wilson)	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ROBERT C. HAUSMANN	Director
(Robert C. Hausmann)

/s/ CHARLES N. KAHN III	Director
(Charles N. Kahn III)

/s/ JAMES S. MARSTON	Director
(James S. Marston)

Director
(Antonio R. Sanchez III)

/s/ PAUL E. SCHLOSBERG	Director
(Paul E. Schlosberg)

/s/ DR. BEN G. STREETMAN	Director
(Dr. Ben G. Streetman)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zix Corporation:
     We have audited the accompanying consolidated balance sheet of Zix Corporation and subsidiaries, as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zix Corporation and subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 4 to the consolidated financial statements, Zix Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006. As discussed in Note 15 to the consolidated financial statements, Zix Corporation adopted Financial Accounting Standards Board Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, effective October 1, 2006.
/s/ WHITLEY PENN LLP
Dallas, Texas
March 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Zix Corporation:
     We have audited the accompanying consolidated balance sheet of Zix Corporation and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 2006

ZIX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,783,000	$20,240,000
Restricted cash	—	5,100,000
Receivables, net	746,000	149,000
Prepaid and other current assets	2,178,000	1,845,000

Total current assets	15,707,000	27,334,000
Restricted cash	35,000	35,000
Property and equipment, net	2,404,000	3,652,000
Intangible assets, net	23,000	559,000
Goodwill	2,161,000	2,161,000
Deferred financing costs and other assets	36,000	374,000

Total assets	$20,366,000	$34,115,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,000	$1,313,000
Accrued expenses	3,079,000	3,749,000
Deferred revenue	8,388,000	7,087,000
Customer deposit	2,000,000	1,000,000
Capital lease obligations	—	165,000
Short-term note payable	255,000	268,000
Convertible promissory notes payable	—	4,404,000
Promissory notes payable	2,661,000	—

Total current liabilities	16,604,000	17,986,000
Long-term liabilities:
Deferred revenue	2,496,000	1,261,000
Customer deposit	—	2,000,000
Promissory note payable	—	2,226,000
Deferred rent	339,000	245,000

Total long-term liabilities	2,835,000	5,732,000

Total liabilities	19,439,000	23,718,000

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 61,966,020 issued and 59,638,839 outstanding in 2006 and 51,932,561 issued and 49,605,380 outstanding in 2005	620,000	519,000
Additional paid-in capital	322,330,000	308,461,000
Treasury stock, at cost; 2,327,181 common shares in 2006 and 2005	(11,507,000)	(11,507,000)
Accumulated deficit	(310,516,000)	(287,076,000)

Total stockholders’ equity	927,000	10,397,000

	$20,366,000	$34,115,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Revenues:
Services	$18,358,000	$13,412,000	$11,282,000
Hardware	—	443,000	1,519,000
Software	—	109,000	1,326,000

Total revenues	18,358,000	13,964,000	14,127,000
Costs and expenses:
Cost of revenues	12,552,000	14,194,000	15,878,000
Research and development expenses	6,085,000	6,520,000	9,331,000
Selling, general and administrative expenses	23,188,000	26,358,000	29,399,000
Customer deposit forfeiture	(1,000,000)	(960,000)	—
Net (gain) loss on sale of product lines	(53,000)	3,716,000	—
Asset impairment charge	125,000	288,000	675,000

Total costs and expenses	40,897,000	50,116,000	55,283,000

Operating loss	(22,539,000)	(36,152,000)	(41,156,000)
Other income (expense):
Investment and other income	925,000	776,000	332,000
Interest expense	(1,126,000)	(6,848,000)	(801,000)
Gain on derivatives (see Note 15)	4,043,000	—	—
Loss on extinguishment of convertible debt	(871,000)	(1,283,000)	—
Recovery of previously impaired investment	—	—	70,000

Total other income (expense)	2,971,000	(7,355,000)	(399,000)

Loss before income taxes	(19,568,000)	(43,507,000)	(41,555,000)
Income tax benefit (expense)	60,000	(89,000)	(485,000)

Net loss	$(19,508,000)	$(43,596,000)	$(42,040,000)

Basic and diluted loss per common share:	$(0.34)	$(1.20)	$(1.33)

Basic and diluted weighted average common shares outstanding	57,067,678	36,452,000	31,533,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional			Total
			Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 1, 2004	31,155,646	$312,000	$230,554,000	$(11,507,000)	$(201,440,000)	$17,919,000
Issuance of common stock upon exercise of stock options	1,005,812	10,000	5,489,000	—	—	5,499,000
Issuance of common stock upon exercise of warrants	1,379,746	14,000	15,329,000	—	—	15,343,000
Common stock issued for purchase of MyDocOnline	583,411	6,000	9,031,000	—	—	9,037,000
Valuation of warrants assigned to promissory note payable	—	—	1,475,000	—	—	1,475,000
Valuation of warrants assigned to convertible promissory notes payable	—	—	3,511,000	—	—	3,511,000
Employee stock compensation expense	459,791	4,000	3,890,000	—	—	3,894,000
Non-employee stock-based compensation	—	—	179,000	—	—	179,000
Other	—	—	(52,000)	—	—	(52,000)
Net loss	—	—	—	—	(42,040,000)	(42,040,000)

Balance, December 31, 2004	34,584,406	346,000	269,406,000	(11,507,000)	(243,480,000)	14,765,000
Issuance of common stock and related warrants upon private investment	10,503,862	105,000	24,096,000	—	—	24,201,000
Issuance of common stock upon exercise of warrants	1,209,712	12,000	2,076,000	—	—	2,088,000
Issuance of common stock upon exercise of stock options	10,833	—	28,000			28,000
Employee stock compensation expense	349,615	4,000	1,008,000	—	—	1,012,000
Common stock issued in lieu of cash redemption of convertible promissory notes	4,856,129	48,000	8,403,000	—	—	8,451,000
Common stock issued in lieu of cash payments for interest on convertible promissory notes	418,004	4,000	918,000	—	—	922,000
Valuation of additional anti-dilutive warrants issued upon private placement	—	—	153,000	—	—	153,000
Valuation of additional warrants issued upon retirement of convertible promissory notes payable	—	—	146,000	—	—	146,000
Revaluation of outstanding warrants resulting from restructure of convertible promissory note payable	—	—	(375,000)	—	—	(375,000)
Valuation of beneficial conversion feature resulting from the restructure of promissory note payable	—	—	2,518,000	—	—	2,518,000
Non-employee stock-based compensation	—	—	110,000	—	—	110,000
Other	—	—	(26,000)	—	—	(26,000)
Net loss	—	—	—	—	(43,596,000)	(43,596,000)

Balance, December 31, 2005	51,932,561	519,000	308,461,000	(11,507,000)	(287,076,000)	10,397,000
Issuance of common stock and related warrants upon private investment (net of issuance costs)	9,930,000	100,000	4,648,000	—	—	4,748,000
Common stock issued to employees for compensation in lieu of cash	82,196	1,000	156,000	—	—	157,000
Common stock issued in lieu of cash for third-party services	21,263	—	30,000	—	—	30,000
Employee share-based compensation costs through September 30, 2006	—	—	2,008,000	—	—	2,008,000
Valuation of additional warrants issued relating to the convertible promissory notes payable	—	—	50,000	—	—	50,000
Valuation of beneficial conversion feature in convertible promissory note resulting from the private placement of common stock	—	—	459,000	—	—	459,000
Valuation of additional anti-dilutive warrants issued upon private placement of common stock	—	—	74,000	—	—	74,000
Valuation of additional warrants issued upon retirement of convertible promissory note	—	—	6,000	—	—	6,000

	Stockholders’ Equity
	Common Stock		Additional			Total
			Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Reversal of unamortized valuation of beneficial conversion feature upon retirement of convertible promissory note	—	—	(365,000)	—	—	(365,000)
Non-employee stock-based compensation through September 30, 2006	—	—	1,000	—	—	1,000
Net loss through September 30, 2006	—	—	—	—	(16,111,000)	(16,111,000)

Balance, September 30, 2006	61,966,020	$620,000	$315,528,000	$(11,507,000)	$(303,187,000)	$1,454,000
Cumulative effect of change in accounting principle (see Note 15)	—	—	5,979,000	—	(3,932,000)	2,047,000
Employee share-based compensations costs, October 1 - December 31, 2006	—	—	800,000	—	—	800,000
Non-employee stock-based compensation, October 1 – December 31, 2006	—	—	23,000	—	—	23,000
Net loss, October 1 through December 31, 2006	—	—	—	—	(3,397,000)	(3,397,000)

Balance, December 31, 2006	61,966,020	$620,000	$322,330,000	$(11,507,000)	$(310,516,000)	$927,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(19,508,000)	$(43,596,000)	$(42,040,000)
Non-cash items in net loss:
Depreciation and amortization	2,754,000	4,104,000	4,820,000
Amortization of debt discount/premium, financing costs, and other	910,000	5,543,000	622,000
Valuation of additional warrants issued upon cash payment of convertible debt	10,000	47,000	—
Common stock issued to employees and non-employees in lieu of cash	187,000	—	—
Loss on extinguishment of convertible debt	871,000	1,283,000	—
Gain on derivative liabilities (see Note 15)	(4,043,000)	—	—
Acquired in-process research and development	—	—	306,000
Asset impairment charge	125,000	288,000	675,000
Employee stock compensation expense	2,808,000	1,012,000	3,894,000
Common stock issued in lieu of cash interest payments	—	922,000	—
Non-employee stock-based compensation	24,000	110,000	179,000
Customer deposit forfeiture	(1,000,000)	(960,000)	—
Changes in deferred taxes	1,000	—	—
Net (gain)/loss on sale of product lines	(53,000)	3,716,000	—
Recovery of investment in Maptuit Corporation and Other	—	—	(70,000)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(597,000)	365,000	(1,000)
Other assets	(9,000)	362,000	(492,000)
Accounts payable	(993,000)	51,000	718,000
Deferred revenue	2,536,000	2,628,000	3,201,000
Customer deposits	—	(8,000)	3,968,000
Accrued and other liabilities	(701,000)	(768,000)	1,453,000

Net cash used by operating activities	(16,678,000)	(24,901,000)	(22,767,000)
Investing activities:
Purchases of property and equipment	(1,239,000)	(1,734,000)	(3,393,000)
Purchases of marketable securities	—	—	(35,582,000)
Sales and maturities of marketable securities	—	16,000,000	26,564,000
Purchase of restricted cash investment	—	(35,000)	(10,103,000)
Proceeds from restricted cash investments	5,100,000	5,274,000	—
Proceeds from sale of product lines	53,000	3,262,000	—
Cash received from Maptuit Corporation	—	—	70,000
Purchase of MyDocOnline	—	—	(282,000)

Net cash provided by (used in) investing activities	3,914,000	22,767,000	(22,726,000)
Financing activities:
Proceeds from private placement of common stock	11,817,000	26,288,000	—
Payment of expenses relating to private placement of common stock	(853,000)	(2,057,000)	—
Proceeds from exercise of stock options	—	28,000	5,499,000
Proceeds from exercise of warrants	—	2,088,000	15,343,000
Payment of short term note payable, capital lease, and other	(457,000)	(530,000)	—
Payment of premium on convertible debt	(200,000)	(348,000)	—
Payment of convertible debt	(5,000,000)	(6,951,000)	—

	Year Ended December 31,
	2006	2005	2004
Proceeds from promissory note payable	—	—	3,000,000
Proceeds from convertible promissory notes, net of issuance costs	—	—	18,908,000

Net cash provided by financing activities	5,307,000	18,518,000	42,750,000

(Decrease) increase in cash and cash equivalents	(7,457,000)	16,384,000	(2,743,000)
Cash and cash equivalents, beginning of year	20,240,000	3,856,000	6,599,000

Cash and cash equivalents, end of year	$12,783,000	$20,240,000	$3,856,000

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
     ZixCorp’s Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails need to be sent securely to comply with regulations or corporate policy. Email Encryption is commonly referred to as Secure Messaging. e-Prescribing consists of a single product line named PocketScript. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology for better patient care at the point of delivery. The Company’s Email Encryption Service is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. The e-Prescribing service is also offered as a hosted-service solution, however, the end-users’ set-up costs and initial service period are typically paid by a sponsoring health benefits insurance provider (a “payor”). Both Email Encryption and e-Prescribing services require a significant up-front investment to establish service and secure enough subscribers to make the businesses profitable.
     Prior to 1999, ZixCorp designed, manufactured, marketed, installed, and supported wireless data and security technology solutions through two market-oriented groups, each with a core competency in radio frequency technology. These products were marketed under the “Amtech,” “Cotag,” and “Cardkey” brand names. In 1998, the Company determined that its businesses were approaching maturity. Accordingly, the Company decided to exit those businesses, and during 1998 sold all of its units operating at the time.
     The Company then began evaluating new Internet-related business opportunities, which it deemed offered more prospects for growth and profitability. The Company perceived a need for services that brought privacy, security, and convenience to Internet communications and in 1999 began to develop secure e-messaging products. In mid-1999, the Company launched the ZixData Center, an operations center that centralizes the processing and distribution of public encryption keys. The Company began charging for ZixMail in the first quarter of 2001 and started to focus its ZixMail sales and marketing efforts toward the business market. In 2002, the Company expanded its portfolio by offering additional email encryption products such as ZixVPM, ZixAuditor, and ZixPort.
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
     In September 2003 and January 2004 the Company acquired substantially all of the operating assets and the business of Elron Software, Inc (“Elron Software” or “Elron”) and MyDocOnline, Inc. (“MyDocOnline”), respectively. Elron was a provider of anti-spam, email content filtering and Web filtering solutions, referred to as the Message and Web Inspector (“MI/WI”) product lines. These two product lines were subsequently sold in March 2005 to CyberGuard (see Note 6). MyDocOline offered Internet-based healthcare services, including hospital-based laboratory information solutions under the product name Dr. Chart and secure Web-based communications, disease management and online doctor visits, all under the product name MyDocOnline Connect. In November 2004, the Company terminated the Connect service and in September 2005 sold the Dr. Chart product line to MITEM (see Note 6).
     Prior to 2006, the Email Encryption products and Elron products were marketed under the eSecure product line and the PocketScript and MyDocOnLine products were marketed under the eHealth product line. After the Elron and MyDocOnLine products were sold, the eSecure and eHealth product lines were renamed Email Encryption and e-Prescribing, respectively.

     The Company has total contractual obligations over the next year of $1,679,000 and $5,405,000 over the next three years consisting of debt obligations and other contractual commitments. The amount due the next year includes $255,000 in debt payments (for a commercial insurance-related promissory note that calls for monthly payments and expires in November 2007). The three year total also includes $1,400,000 of the total $1,600,000 promissory note issued to sanofi-aventis as part of the restructured indebtedness of the promissory note (see Note 23). Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as, investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
     The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. For several years the spending in Email Encryption exceeded cash receipts. As that business has matured, the gap between cash spending and cash receipts from operations narrowed substantially and in 2006 cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption, which was accomplished by keeping costs relatively flat while continuing to book new first-year orders (approximately $4,700,000 in calendar year 2006 and $5,300,000 in 2005), as well, as maintaining a high customer renewal rate (approximately 95% for calendar years 2006 and 2005) of existing customers whose initial contracted service period had expired. The Company expects the Email Encryption business to continue generating cash receipts in excess of its specific operating costs in 2007 and beyond assuming continued addition of new subscribers at historical rates and maintaining consistent subscriber renewal rates.
     The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption; thus, the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching a level of subscribers required to overcome the spending needed to profitably provide the service. The Company currently estimates a range of 10,000 to 12,000 active users (subscribers) are needed for these fixed costs to be overcome.
     At the end of 2006, the Company had seven payor sponsors under contract. The Company currently has the staff on hand to deploy 500 units per quarter and has a backlog of approximately 1,750 sponsored, but not yet deployed units. In 2006, the Company deployed approximately 2,260 units. However, not all users to whom the e-Prescribing service is deployed become active. Based on current trends, the Company believes that between 60%-65% of the users deployed in 2006 will ultimately become active users. As of December 31, 2006, the Company had approximately 2,800 active prescribers using the service. Additionally, the Company continues to experience some attrition in its deployed and active user base. Finally, the Company continues to review and target changes to its contracts, recruiting and training strategy in an effort to increase this performance rate.
     Most contracts renew on an annual basis. Our largest and original payor sponsor has continued to sponsor renewals for its affiliated and active users. Additionally, with several of the new payor sponsors originally contracted in 2006 approaching their respective renewal dates in 2007, the Company expects to improve its understanding in trends regarding retention rates for e-Prescribing, as those trends will cover a larger portion of the total customer base. For those users not meeting the threshold of being considered active and thus not being eligible for continued sponsorship by a payor sponsor, the Company attempts to execute a renewal contract directly with the individual user or medical practice.
     The breakeven point to cover both fixed and variable costs will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. The transaction-based fees, or usage fees, form an important part of the e-Prescribing breakeven point mentioned above. The Company has signed three contracts with transaction-based fees or the equivalent with existing and new healthcare payors. And, there is one payor contract that provides for a shared savings arrangement measured by improvements in prescribing behavior with one of the payor sponsors. Further, in most cases, there are multiple payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Lastly, possible sources for additional transaction fees include parties who could benefit from a real time, electronic connectivity with PocketScript users. For example, currently the Company has contracts that allow it to bill fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to Pharmacy Benefits Managers (PBM) and a usage-based arrangement.

     The Company’s publicly announced goal for total cash (includes cash, cash equivalents and restricted cash) at December 31, 2007, is $7,000,000. The underlying assumptions for this goal are:
•	As of December 31, 2006, unrestricted cash on hand was $12,783,000.

•	Cash receipts for the next twelve months are projected to be approximately $26,500,000 based on current contracted billings and estimated contract renewals and new business.

•	Operating spending plus capital asset purchases for the next twelve months is projected to be approximately $32,250,000 based upon the Company’s organization, cost reduction actions previously mentioned and order and deployment rates as of December 31, 2006,
     Based on the foregoing assumptions and projections, the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months, beginning January 1, 2007. Of the $7,000,000 goal, $1,675,000 will be restricted cash resulting from the issuance of a letter of credit associated with the subsequent event announced on February 28, 2007, and involving the restructuring of the sanofi-aventis promissory note indebtedness.
     There are no assurances that the Company will ultimately achieve or achieve in a timely manner improvements in the Company’s liquidity. Should business results not occur as projected, the Company may not achieve its projections. It would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its December 31, 2007 total cash (or equivalents) goal. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the current price of the Company’s common stock. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.
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
     Cash Equivalents and Restricted Cash — Cash investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalents are considered restricted if the Company does not have direct, immediate access to the monies or use is otherwise restricted by debt requirements or other agreements. Restricted cash can be classified as either a current or non-current asset based on the timing of the expiration of the restrictions.
     Inventory — The Company’s inventory consists of handheld devices and related networking hardware for e-Prescribing and is reported as a component of Prepaid and Other Current Assets in the Company’s consolidated balance sheet. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. In the fourth quarter of 2006, the Company received an end-of-life product notice from its handheld device vendor giving notice that the handheld devices currently used will not be manufactured in 2007. Consequently, the Company procured sufficient quantities of handheld devices to accommodate 2007 forecasted deployments.

     Property and Equipment, Long-Lived and Other Intangible Assets, Depreciation and Amortization — Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer and office equipment and software — three years; leasehold improvements — the shorter of five years or the lease term; and furniture and fixtures — five years. Intangible assets are amortized using the straight-line method over their estimated useful lives of three years.
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified intangible assets and property and equipment aggregating $2,427,000 or 12% of total assets at December 31, 2006. Property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     During the first quarter of 2005, the Company evaluated the estimated useful lives of the intangible assets relating to the MyDocOnline acquisition and concluded that the lives for developed technology and customer relationships should be reduced to 3 years from 5 years and 4 years, respectively. This change in estimate was accounted for prospectively beginning January 1, 2005. Also during 2006 and 2005, the Company recorded $125,000 and $288,000 impairment charges, respectively on fixed assets that were not being utilized and which had no perceived future value.
     Goodwill — Goodwill, totaling $2,161,000 or 11% of total assets at December 31, 2006, represents the remaining cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software. Goodwill was $2,161,000 or 6% of total assets at December 31, 2005.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized; however, the Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. An impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value.
     The sale of the Message Inspector and Web Inspector products in the first quarter of 2005, which were a significant part of the Elron acquisition, caused the Company to evaluate the goodwill assigned to the eSecure reporting unit. As a result, the Company reduced goodwill in the first quarter of 2005 by $2,161,000 as part of the carrying value of the net assets related to that transaction. This represented 50% of the acquired goodwill from the Elron acquisition. The sale of the Dr. Chart product in September 2005 caused the Company to evaluate the goodwill associated with the purchase of MyDocOnline, of which Dr. Chart was a significant portion. As a result, the Company included in the carrying amount of assets sold in the Dr. Chart sale, the entire goodwill balance of $4,797,000 associated with the acquisition of MyDocOnline. See Note 6 for additional disclosure on these transactions.
     Future changes made to the current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At December 31, 2006, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $105,767,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. The Company has only one lease that is classified as a capital lease. Lease renewal options which the Company is “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. The Company has no renewal options which they are “reasonably assured” of exercising as of December 31, 2006. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.
     Contingent Liabilities – The Company recognizes contingent liabilities in accordance with SFAS No. 5, Accounting for Contingencies. This guidance states that contingent liabilities should only be recognized when payment of the liability is probable and the amount of the payment can be reasonably estimated.
     Revenue Recognition — The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by SOP 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, EITF Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple element nature of ZixCorp’s contracts with customers and the potential for incorrect application of accounting guidance requires that revenue recognition be considered a critical accounting policy.
     The Company develops, markets, licenses and supports electronic information protection services. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption Service, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, for Email Encryption Service the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
     The Email Encryption Service is a subscription-based service. In the first nine months of 2005, subscription-based services also included Dr. Chart, which was sold by the Company in September 2005 (see Note 6). Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenue ratably over the subscription period.
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

     Prior to the third quarter 2005, the Company did maintain VSOE for certain service elements of the e-Prescribing service. Accordingly, the residual value assigned to the PocketScript handheld device was recognized as revenue upon installation and the fair value of the undelivered services were recognized ratably over the period in which those services were delivered.
     In 2004 and the first quarter 2005, the Company sold anti-spam filtering, email content filtering, and Web filtering solutions under the MI/WI product line to customers under perpetual licensing arrangements. The MI/WI product line was sold by the Company in March 2005 (see Note 6). These perpetual software licenses were normally sold as part of multiple-element arrangements that included annual maintenance and/or subscription, and may have included implementation or training services. Evidence of VSOE for implementation and training services associated with the anti-spam, email content filtering and Web filtering arrangements was based upon standard billing rates and the estimated level of effort for the individuals expected to perform the related services. Installation and training revenues were recognized as the services were rendered. The Company established VSOE for maintenance based upon maintenance that was sold separately. Maintenance revenue was recognized over the term of the maintenance agreement, generally one year.
     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs or when the predetermined usage levels have been achieved, and when the amounts are fixed and determinable.
     The Company does not offer standalone professional services.
     Customer Indemnification Guarantees — The Company offers its customers a general indemnification guarantee against any legal actions brought against them claiming that the customers use of the ZixCorp services or software infringe any third party patent as long as the customer’s use of the service or software is in accordance with the ZixCorp contract. The Company has incurred no known liabilities relating to this guarantee and there are no provisions recorded as of December 31, 2006 or December 31, 2005.
     Warranty Costs — The Company’s services include various warranty provisions. Warranty expense and product returns were not material to any period presented.
     Deferred Cost of Revenue — In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device, and are recorded as deferred cost of revenue. The deferred costs are then amortized into cost of revenue ratably over the period in which revenue is recognized. The deferred cost of revenue of $334,000 and $265,000 is included in other assets as of December 31, 2006 and 2005, respectively.
     Software Development Costs — Costs incurred in the development and testing of software used in the Company’s Email Encryption and PocketScript services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Certain costs incurred during development of these software applications, including costs of materials, services and payroll and payroll-related costs for employees directly associated with the development project, may qualify for capitalization, however, due to the uncertainty of the amount and timing of future net revenues to be generated from these services, all development costs incurred through December 31, 2006, 2005, and 2004, related to such services have been expensed and are included in research and development expenses.
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
     Advertising Expense — Advertising costs are expensed as incurred and totaled $630,000 in 2006, $776,000 in 2005, and $735,000 in 2004.
     Stock Based Compensation — On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the consolidated financial statements as of December 31, 2005 and 2004, and for the years then ended have not been restated to reflect the impact of SFAS 123(R). For the twelve months ended December 31, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $2,808,000.
     Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board (“APB”) No. 25 to account for its stock-based awards. See Note 4 for additional disclosures relating to stock based compensation.
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
Other Recent Accounting Pronouncements
     In September 2006, the SEC issued Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in the quantification of a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 in the fourth quarter of 2006 and there was no impact on the Company’s consolidated results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated results of operations and financial position.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.
3. Segment Information
     As of January 1, 2006, the Company began to manage its business in two reportable segments: Email Encryption and e-Prescribing as discussed in Note 1.
     The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) in assessing the performance of each segment and determining the related allocation of resources.
     To determine the allocation of resources the CODM generally assesses the performance of each segment based on revenue, gross margin, and direct expenses which include research and development expenses and selling and marketing expenses that are directly attributable to the segments. Most assets and most corporate costs are not allocated to the segments and are not used to determine resource allocation. Any transactions that are considered a one-time occurrence or not likely to be repeated in future periods are excluded from the CODM’s assessments. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.
     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment. In addition, Corporate also includes the revenues and direct costs of products that have been sold or otherwise discontinued by the Company. In 2005, the Company sold two product lines: MI/WI and Dr. Chart (see Note 6). These products contributed $976,000 and $4,524,000 of revenue in the years ended December 31, 2005 and 2004, respectively.
     Prior to January 1, 2006, the Company was operated and managed as a single reporting unit. Amounts shown below for any period prior to January 1, 2006, are estimations prepared for comparative purposes only.

	Year Ended December 31,
		(unaudited)	(unaudited)
	2006	2005	2004
Revenue:
Email Encryption	$14,094,000	$10,007,000	$7,071,000
e-Prescribing	4,264,000	2,981,000	2,532,000
Corporate	—	976,000	4,524,000

Total revenues	18,358,000	13,964,000	14,127,000

Gross margin:
Email Encryption	8,727,000	4,744,000	980,000
e-Prescribing	(2,921,000)	(4,344,000)	(3,017,000)
Corporate	—	(630,000)	286,000

Total gross margin	5,806,000	(230,000)	(1,751,000)

Direct costs:
Email Encryption	10,920,000	11,826,000	12,702,000
e-Prescribing	9,848,000	10,164,000	6,053,000
Corporate	—	1,225,000	8,921,000

Total direct costs	20,768,000	23,215,000	27,676,000

Unallocated (expense) / income:
Marketing, general and administrative expense	(8,505,000)	(9,663,000)	(11,054,000)
Gain (loss) on sales of product lines	53,000	(3,716,000)	—
Asset impairment charge	(125,000)	(288,000)	(675,000)
Customer deposit forfeiture	1,000,000	960,000	—
Gain on derivatives	4,043,000	—	—
Loss on extinguishment of debt	(871,000)	(1,283,000)	—
Recovery of previously impaired investment	—	—	70,000
Investment and other income	925,000	776,000	332,000
Interest expense	(1,126,000)	(6,848,000)	(801,000)

Total unallocated expenses	(4,606,000)	(20,062,000)	(12,128,000)

Loss before income taxes	$(19,568,000)	$(43,507,000)	$(41,555,000)

     Revenues from international customers and long-lived assets located outside of the United States are not material to the consolidated financial statements.
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

	December 31,
		(unaudited)
	2006	2005
Total assets:
Email Encryption	$3,377,000	$3,969,000
e-Prescribing	1,813,000	1,436,000
Corporate	15,176,000	28,710,000

Total assets	$20,366,000	$34,115,000

4. Stock Options and Stock-based Employee Compensation
     Below is a summary of common stock options outstanding at December 31, 2006:

	Authorized	Options	Options	Available
	Shares	Outstanding	Vested	for Grant
Employee and Director Stock Option Plans:
1992 Stock Option Plan	450,000	64,666	64,666	—
1995 Long-term Incentive Plan	1,825,000	1,161,375	937,208	—
1996 Director’s Stock Option Plan	225,000	60,000	60,000	—
1999 Director’s Stock Option Plan	975,000	826,153	770,625	—
2001 Stock Option Plan	2,525,000	2,032,181	917,978	26,909
2001 Employee Stock Option Plan	300,000	179,374	162,081	77,079
2003 New Employee Stock Option Plan	500,000	204,367	161,867	295,633
2004 Stock Option Plan	3,200,000	2,838,170	780,106	361,830
2004 Director’s Stock Option Plan	300,000	270,833	203,125	—
2006 Director’s Stock Option Plan	750,000	194,190	48,548	555,810

Total employee and director stock option plans	11,050,000	7,831,309	4,106,204	1,317,261
Executive Stock Option Agreements:
John A. Ryan, former Chairman and CEO	1,000,000	1,000,000	1,000,000	—
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	605,682	—
Other executive stock option agreements	450,000	125,000	125,000	—

Total executive stock option agreements	2,100,000	1,775,000	1,730,682	—
Other stock option agreements	70,000	70,000	70,000	—

Total	13,220,000	9,676,309	5,906,886	1,317,261

     Under all of the Company’s stock option plans, new shares are issued when options are exercised.
Employee and Director Stock Option Plans
     The Company has non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. The plans provide for the exercise price of options granted under these plans to be not less than the fair market value at the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Employee options generally vest in installments over three years. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At December 31, 2006, 1,317,261 shares of common stock were available for future grants under the Company’s stock option plans.
Executive Stock Option Agreements:
     John A. Ryan - In November 2001, Mr. John A. Ryan was appointed chairman, president and chief executive officer of the Company. Mr. Ryan received options to acquire 1,000,000 shares of ZixCorp common stock at an exercise price of $5.24 per share that became fully vested in November 2003, and all were still outstanding on December 31, 2006. Mr. Ryan resigned as Chief Executive Officer and Chairman of the Board in February and October 2005, respectively.
     Richard D. Spurr - In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vests quarterly through January 2007 on a pro rata basis. The options automatically vest 100% in the event of a change in control of the Company. At December 31, 2006, all 650,000 options were still outstanding. Mr. Spurr was appointed Chief Executive Officer in March 2005, and Chairman of the Board in February 2006.
     Other Executive Stock Option Agreements - In 2001 and 2002, options to purchase 450,000 shares of common stock were granted to key Company executives, which became fully vested in March 2005. At December 31, 2006, 125,000 options remain outstanding with an exercise price of $5.25 per share.

Other Stock Option Agreements:
     From time to time the Company may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At December 31, 2006, options outstanding to non-employees were 260,000, of which 190,000 were granted from employee or director stock option plans and the remaining 70,000 issued under other stock option agreements.
Accounting Treatment
     On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the consolidated financial statements as of December 31, 2005 and 2004, and for the years then ended have not been restated to reflect the impact of SFAS 123(R).
     For the year ended December 31, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $2,808,000. This amount includes (i) compensation expense related to stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123(R), and (ii) compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The incremental stock-based compensation expense caused loss before taxes and net loss to increase by $2,808,000 and the basic and diluted net loss per share to increase by $0.05 per share for the twelve months ended December 31, 2006.
     For the twelve months ended December 31, 2006, the total stock-based compensation expense was recorded to the following line items of the Company’s consolidated statement of operations:

Cost of revenues	$177,000
Research and development expenses	127,000
Selling, general and administrative expenses	2,504,000

Stock-based compensation expense	$2,808,000

     There were no stock option exercises for the twelve months ended December 31, 2006; therefore, no excess tax benefits were recorded. A deferred tax asset totaling $996,000, resulting from stock-based compensation expense, was recorded in 2006. The deferred tax asset was fully reserved as of December 31, 2006, because of the Company’s historical net losses for its United States operations.
     SFAS 123(R) requires the Company to calculate the pool of excess tax benefits, or the additional paid-in capital (“APIC”) pool, available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. Pursuant to the provisions of FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, the Company adopted the alternative method for determining the tax effects of share-based compensation, which among other things, provides a simplified method for estimating the beginning APIC pool balance. The Company determined that the value of its pool of excess tax benefits, or its APIC pool, as of January 1, 2006, was zero.
     Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board (“APB”) No. 25 to account for its stock-based awards. The following table details the effect on the Company’s net loss and loss per common share had compensation expense for employee stock-based awards been recorded in the twelve months ended December 31, 2005 and 2004, based on the fair value method under SFAS 123(R):

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(43,596,000)	$(42,040,000)
Add employee stock compensation expense recorded under the intrinsic value method	—	1,115,000
Deduct pro forma stock compensation expense computed under the fair value method	(6,166,000)	(9,214,000)

Pro forma net loss	$(49,762,000)	$(50,139,000)

Basic and diluted loss per common share:
As reported	$(1.20)	$(1.33)

Pro forma	$(1.37)	$(1.59)

     During the first quarter of 2006, the Company extended the contract life of 306,143 options held by one former director. As a result of this modification, the Company recognized an additional compensation expense of $34,000 in the period.
     As of December 31, 2006, there was $3,391,000 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.27 years.
     The Company used the BSOPM to determine the fair value of option grants made during 2006, 2005 and 2004. The Company estimated the average holding period of vested options to be two years from the vesting period (1.6 – 1.8 years) for options granted before 2006, but used the “simplified” method per SEC Staff Accounting Bulletin No. 107, Share Based Payment, to calculate the estimated life of options granted to employees subsequent to December 31, 2005. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options. The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.59%	3.41%	1.86%
Expected option life	5.8 years	3.6 years	2.5 years
Expected stock price volatility	93%	96%	108%
Expected dividend yield	—	—	—
Fair value of options granted	$1.03	$2.31	$4.23
Stock Option Activity
     The following is a summary of all stock option transactions for the twelve months ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding at January 1, 2004	5,960,717	$7.66
Granted at market price	3,793,716	$6.99
Cancelled or expired	(728,592)	$9.15
Exercised	(1,005,812)	$5.47

Outstanding at December 31, 2004	8,020,029	$7.64
Granted at market price	976,200	$3.64
Granted above market price	138,780	$3.05
Cancelled or expired	(1,528,761)	$7.72
Exercised	(10,833)	$2.61

Outstanding at December 31, 2005	7,595,415	$7.03
Granted at market price	15,000	$1.93
Granted above market price	3,968,486	$2.27
Cancelled or expired	(1,902,592)	$5.44
Exercised	—	$—

Outstanding at December 31, 2006	9,676,309	$5.38	6.96	$—

Options exercisable at December 31, 2006	5,906,886	$7.08	5.78	$—

     At December 31, 2006, the Company had no stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. Therefore, the intrinsic value is zero on all options.

     The weighted average grant-date fair value of options granted during the year ended December 31, 2006, 2005 and 2004, was $1.03, $2.31 and $4.23, respectively. A significant factor in the difference between the 2006 and 2005 valuations is the Company’s 2006 practice of granting options with exercise prices in excess of the market price of the Company’s common stock on the date of grant. There were no options exercised in 2006. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004, was $3,000 and $6,808,000, respectively.
     Summarized information about stock options outstanding at December 31, 2006 is as follows:

			Options Outstanding			Options Exercisable
				Weighted Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.42	-	$1.92	1,753,375	9.63	$1.50	31,250	$1.50
$1.93	-	$3.50	1,846,230	8.17	$2.73	638,710	$2.80
$3.51	-	$4.99	1,969,665	6.56	$4.18	1,388,066	$4.21
$5.00	-	$5.99	1,679,468	5.34	$5.17	1,679,468	$5.17
$6.00	-	$8.99	915,048	6.44	$6.54	756,715	$6.62
$9.00	-	$19.99	1,291,495	5.51	$10.64	1,191,649	$10.67
$20.00	-	$57.60	221,028	2.37	$35.05	221,028	$35.05

			9,676,309		$5.38	5,906,886	$7.08

     There were 5,427,089 and 3,892,113 exercisable options at December 31, 2005 and 2004, respectively.
Reserved Common Stock
     At December 31, 2006, the Company held 619,672 shares of common stock in reserve for potential future grant in lieu of cash compensation to employees.
Employee Stock Purchase Plan
     The Company had an employee stock purchase plan for substantially all employees that met minimum service requirements. The plan provided for the purchase of up to 300,000 previously issued shares of the Company’s common stock, but by August 2005 the allotment of those shares had been almost completely exhausted, therefore the plan was cancelled. The employee contributed 85% of the purchase price through payroll deduction with the difference paid by the Company. Since inception of the plan in 1996, a total of 298,197 shares had been purchased including 37,076, and 37,150 shares purchased in 2005 and 2004, respectively. Compensation costs recognized in the employee compensation plan was not material to any of the years presented.
Common Stock Issued in Lieu of Cash
     In the third quarter of 2003, the Company implemented a program whereby non-executive employees were paid certain incentive compensation, such as commissions, with Company common stock rather than cash. This program was authorized to grant 600,000 shares in-lieu of compensation. In May 2005, shareholders approved an additional 500,000 shares for this program, which was expanded to include executive incentive pay as well. In June 2006, shareholders approved an additional 500,000 shares for this program bringing the total to 1,600,000 shares. At December 31, 2006, a total of 980,328 shares of common stock had been granted under the program. During the year ended December 31, 2006, the Company granted 103,459 unrestricted shares of common stock under this program. The common stock granted under this program had a weighted average fair value of $1.81 per share for the year ended December 31, 2006. The Company valued this stock at the fair value on the date of grant. The Company incurred non-cash expense relating to common stock issue in lieu of cash consisting of the following:

	Year Ended December 31,
	2006	2005	2004
Stock compensation relating to accelerated option vesting	$—	$—	$1,115,000
Common stock issued to employees for compensation in lieu of cash	157,000	1,012,000	2,779,000
Stock granted to third parties	30,000	110,000	179,000

Total	$187,000	$1,122,000	$4,073,000

5. Supplemental Cash Flow Information
     Supplemental information relating to interest, taxes, and noncash activities:

	Year Ended December 31,
	2006	2005	2004
Cash interest paid	$265,000	$389,000	$1,000

Income tax (refund) payment	$(12,000)	$261,000	$163,000

Supplemental schedule of noncash investing and financing activities:
Common stock issued for purchase of MyDocOnline (see Note 6)	$—	$—	$9,037,000

Issuance of warrants related to convertible promissory notes payable (see Note 14)	$—	$—	$3,511,000

Issuance of warrants related to promissory note payable (see Note 14)	$—	$—	$1,475,000

Assets acquired on capital lease	$—	$160,000	$213,000

Payables related to purchases of assets	$99,000	$34,000	$—

Assets sold to customers as part of their subscription service	$45,000	$—	$—

Insurance premiums financed by short-term note payable (see Note 14)	$279,000	$367,000	$193,000

Stock redemption of convertible promissory notes payable (see Note 14)	$—	$8,451,000	$—

Valuation of additional anti-dilutive warrants issued upon private placement	$130,000	$153,000	$—

Revaluation of warrants resulting from restructuring of convertible promissory notes (see Note 14)	$—	$375,000	$—

Valuation of beneficial conversion feature resulting from restructure of convertible promissory notes payable (see Note 14)	$94,000	$2,518,000	$—

Accrued expenses relating to private placement common stock (see Note 15)	$55,000	$30,000	$—

Accumulated effect of adjustment resulting from change in accounting principle for previously recorded derivative	$2,047,000	$—	$—

6. Business Sales and Acquisitions
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
     Using third-party valuations of certain intangible assets, the cost of the acquisition of MyDocOnline was allocated to in-process research and development and to the identified assets and liabilities acquired based on estimates of fair values with the remainder recorded as goodwill as follows:

Working capital items:
Receivables and prepaid expenses	$354,000
Deferred revenue	(140,000)

Net working capital acquired	214,000
Property and equipment	1,293,000
Customer relationships	658,000
Developed technology	2,051,000
Goodwill	4,797,000
In-process research and development	306,000

$9,319,000

     The value of the acquired developed technology, customer relationships and in-process research and development was determined by discounting the estimated future net cash flows from the related assets using a discount rate of 31%. In-process research and development was immediately expensed and is recorded in research and development expenses in the consolidated statement of operations. The acquired goodwill is not expected to be deductible for tax purposes. Values assigned to developed technology and customer relationships were being amortized to cost of revenues and selling, general and administrative expenses, respectively.
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
     In September 2006, MITEM and Zix Corporation restructured the note receivable. The restructured note includes monthly payments, inclusive of interest, of $25,000 through December 2006. The monthly payments increase to $30,000 in 2007 and the final monthly installment is $140,000 in January 2008. The interest rate remained unchanged at 10%. MITEM did not remit their December 2006 payment and they have notified ZixCorp that they will not be remitting their January and February 2007 payments. The missed payments will be rolled into the January 2008 payment which has now increased to $201,000, including accrued interest. The restructured note receivable remains fully reserved.

     As the note receivable is fully reserved any payments received from MITEM are recorded as gains on the sale of the product line. In 2006, MITEM paid $53,000 on the principal of the note receivable and recorded a gain for the same amount. The gain reduced the overall loss on the sale of Dr. Chart to $4,698,000. Future gains will be recorded if MITEM continues to make their monthly payments.
     The following summarizes the carrying amount of assets and liabilities that were sold to or assumed by MITEM upon the close of the transaction, the allocation of the goodwill to the Dr. Chart product, and resulting loss from the sale:

Net assets sold (liabilities transferred):
Accounts receivable, net	$34,000
Equipment, net	37,000
Intangibles, net	575,000
Deferred revenue	(739,000)

Net	(93,000)
Goodwill	4,797,000
Net proceeds:
Cash receivable	150,000
Note receivable, net	—
Service obligation	(30,000)
Transaction fees	(167,000)

Net proceeds	(47,000)

Initial loss on sale of product line	$(4,751,000)
Subsequent payments received on note receivable	53,000

Loss on sale of product line	$(4,698,000)

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
Elron Software, Inc.
     In September 2003, the Company acquired substantially all of the operating assets and the business of Elron Software, a majority-owned subsidiary of Elron Electronic Industries Ltd. Elron Software develops, markets, licenses, supports and maintains computer software products that provide anti-spam, email content filtering and Web filtering solutions. The consideration for the acquisition consisted of 1,709,402 shares of the Company’s common stock and a 5.75% convertible note for $1,000,000. In November 2003, the note and related accrued interest were converted by the holder into 262,454 shares of the Company’s common stock, at a conversion price of $3.86 per share. The results of operations of Elron Software are included in the Company’s consolidated results of operations from the date of acquisition.
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

     Revenues for the MI/WI product lines were $646,000, $4,073,000 in 2005 and 2004, respectively. MI/WI did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, their results of operations are included in income from operations in the consolidated statements of operations.
     The Company also agreed to provide customary indemnification to CyberGuard for breaches of representations and warranties, covenants and other specified matters. The Company has evaluated this indemnification and determined that no accrual is necessary.
7. Restricted Cash
     The non-current restricted cash of $35,000 at December 31, 2006 and 2005, relates to a letter of credit held as a security deposit on an office leased by the Company. Current restricted cash of $5,100,000 at December 31, 2005, relates to a debt covenant requiring the Company to maintain a minimum of cash deposits. This debt was fully paid by the Company in June 2006 and the minimum cash balances are no longer required (see Note 14).
     On February 28, 2007, Zix Corporation announced that it entered into a definitive agreement with sanofi-aventis U.S. Inc. (“sanofi-aventis”), a successor-in-interest to Aventis Inc., to restructure the indebtedness under a promissory note in the original principal amount of $3.0 million (see Note 14) held by sanofi-aventis. The restructured indebtedness is fully secured by a letter of credit in favor of sanofi-aventis and bears interest at the rate of 5%. The letter of credit will prompt the Company to record $1,675,000 of cash as restricted in the first quarter of 2007 (see Note 23 for additional disclosure of this subsequent event).
8. Accounts Receivable

	December 31
	2006	2005
Gross accounts receivable	$4,523,000	$3,153,000
Allowance for returns and doubtful accounts	(71,000)	(35,000)
Unpaid portion of deferred revenue	(3,706,000)	(2,969,000)

Receivables, net	$746,000	$149,000

     The allowance for doubtful accounts includes all specific accounts receivable which the Company believes are likely not collectable based on known information. In addition, the Company records 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts than could potentially become uncollectible.
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
9. Prepaid and other current assets

	December 31
	2006	2005
Inventory	$767,000	$248,000
Deferred cost of sales charges	334,000	265,000
Prepaid insurance, maintenance and other	1,025,000	1,279,000
Tax-related	52,000	53,000

Prepaid and other current assets	$2,178,000	$1,845,000

     Inventory — This represents the finished goods inventory of handheld devices and related networking hardware for e-Prescribing. The inventory is valued at average purchase price. As a general practice, the Company maintains a 60 to 90 day supply of inventory.

In the fourth quarter of 2006, the Company received an end-of-life product notice from its handheld device vendor giving notice that the handheld devices currently used will not be manufactured in 2007. Consequently, the Company procured sufficient quantities of handheld devices to accommodate 2007 forecasted deployments, which explains the dramatic increase in inventory year-over-year.
     Deferred Cost of Revenue — In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device and related networking hardware. The deferred costs are amortized into cost of revenue ratably over the period in which revenue is recognized.
     Prepaid insurance, maintenance and other — This category represents the Company’s prepaid business-related insurance costs, which are amortized ratably over the applicable coverage periods. The maintenance and other portions of this category represent the prepaid hardware maintenance and software licenses and support costs which are amortized ratably over the applicable maintenance or support periods, most of which relate to activities within the Company’s data center and various other service-related prepaid costs, which are expensed at the time the services are rendered.
10. Property and Equipment

	December 31
	2006	2005
Computer and office equipment and software	$30,711,000	$31,627,000
Leasehold improvements	4,815,000	4,691,000
Furniture and fixtures	1,224,000	1,191,000

	36,750,000	37,509,000
Less accumulated depreciation and amortization	(34,346,000)	(33,857,000)

	$2,404,000	$3,652,000

     Computer equipment and software includes $360,000 and $365,000 of assets that were acquired through capital leases as of December 31, 2006 and 2005, respectively. These leases were fully paid in 2005 and 2006, and title to the assets was transferred to ZixCorp. At December 31, 2006 and 2005, the Company had recorded $242,000 and $123,000 respectively, in accumulated amortization related to these assets.
     The Company’s operations include depreciation and amortization expense related to property and equipment of $2,218,000 in 2006, $2,906,000 in 2005, and $3,025,000 in 2004.
     In 2006 and 2005, the Company recorded impairment charges of $125,000 and $288,000, respectively, on fixed assets that were not being utilized and which had no perceived future value. The assets were recorded as part of the Email Encryption segment and the e-Prescribing segment, respectively, at the time of their impairment. However, the impairment charges were not allocated to the segments as they are not likely to be repeated. The impaired assets were not disposed of and could be utilized by the Company in the future; however, the Company concluded that the fixed assets should be recorded at the estimated market value.
11. Intangible Assets and Goodwill
     At December 31, 2006 and 2005, the Company’s intangible assets, all of which are subject to amortization, were comprised of developed technology, which resulted from the third quarter 2003 and the first quarter 2004 acquisitions of PocketScript and MyDocOnline, respectively, and reported as part of the e-Prescribing segment.

	December 31,
	2006	2005
Intangible asset cost	$2,034,000	$2,034,000
Accumulated amortization	(2,011,000)	(1,475,000)

Net intangible assets	$23,000	$559,000

     The weighted average useful life for developed technology is three years as of December 31, 2006. All intangible assets were fully amortized in January 2007 with the final $23,000 recognized as amortization expense in that month.

     Amortization expense relating to intangible assets totaled $536,000, $1,199,000 and $1,791,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     Changes in the intangible assets for years ended December 31, 2005 and 2006 are as follows:

		Accumulated
	Cost	Amortization
Balance at January 1, 2005	$5,967,000	$2,135,000
Amortization of intangibles	—	1,199,000
Sale of intangibles to CyberGuard	(2,711,000)	(1,212,000)
Sale of intangibles to MITEM	(1,222,000)	(647,000)

Balance at December 31, 2005	2,034,000	1,475,000
Amortization of intangibles	—	536,000

Ending balance at December 31, 2006	$2,034,000	$2,011,000

     During the third quarter of 2004, the Company determined that it would focus on the Company’s two core markets and reduce costs relating to the Company’s solutions and services in non-core markets. Company management determined that the Company should reduce costs relating to the Connect service which was a product acquired in the MyDocOnline acquisition. The Company determined that continuing to operate the Connect service was not consistent with the Company’s business and the Company suspended research and development investment for the Connect service, and ceased sales and marketing. As a result, an impairment of the developed technology asset was recognized for $675,000.
     At December 31, 2006 and 2005, the Company had recorded goodwill totaling $2,161,000. Goodwill of $2,161,000 was included in the carrying value of assets sold to CyberGuard in the sale of the Message Inspector and Web Inspector product lines (see Note 6). Goodwill of $4,797,000 was included in the carrying value of assets sold to MITEM in the sale of the MyDocOnline product line. The remaining goodwill was originally recorded with the acquisition of Elron Software in the third quarter 2003 and is assigned to the Email Encryption reporting unit. The Company evaluates its goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There have been no impairment indicators to the goodwill recorded as of December 31, 2006.
12. Accrued Expenses

	2006	2005
Employee compensation and benefits	$1,199,000	$1,766,000
Professional fees	628,000	615,000
Taxes	875,000	800,000
Other	377,000	568,000

Total accrued expenses	$3,079,000	$3,749,000

13. Customer Deposit
     A Master Services Agreement was entered into with sanofi-aventis for $4,000,000 on January 30, 2004, the same date as the MyDocOnline acquisition (see Note 6), for ZixCorp’s performance of various, undefined future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services were to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. If the future services are not defined or requested by sanofi-aventis by the dates listed above the deposit is forfeited to ZixCorp. Sanofi-aventis paid the $4,000,000 upon execution of the Master Services Agreement.
     Since the Company’s services to be provided to sanofi-aventis were not yet fully defined, the $4,000,000 payment was recorded as a customer deposit. In 2005, sanofi-aventis requested $40,000 of services and the Company recognized this amount as revenue in that year. Since that time no further request for services has been made by sanofi-aventis and as a result $1,000,000 and $960,000 were forfeited to ZixCorp in 2006 and 2005, respectively. These forfeitures were recorded as reductions of operating expense in those years. At December 31, 2006, the Company continued to hold the remaining $2,000,000 as a customer deposit.
     Sanofi-aventis did not request additional services in January 2007, and therefore the remaining $2,000,000 will be recorded as a customer deposit forfeiture in the first quarter 2007.
14. Notes Payable
     Total notes payable at December 31, 2006 are as follows:

					Additional
					Discount from	Additional Debt
					Debt	Incurred/
	Stated	Effective		December 31,	Amendments/	Discount/		December 31,
	Interest	Interest		2005 Net	Additional	Premium	Payments	2006 Net
	Rate	Rate	Term	Book Value	Warrants	Amortization	Made	Book Value
Convertible promissory notes payable	8.22%	37.41%	—	$4,404,000	$(573,000)	$1,169,000	$(5,000,000)	$—
Promissory note payable	4.50%	11.00%	2007	2,226,000	—	435,000	—	2,661,000
Short-term promissory note (2005 – 2006)	6.99%	6.99%	—	268,000	—	—	(268,000)	—
Short-term promissory note (2006 – 2007)	7.75%	7.75%	2007	—	—	279,000	(24,000)	255,000

Total notes payable				$6,898,000	$(573,000)	$1,883,000	$(5,292,000)	$2,916,000

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
     The Company incurred approximately $1,598,000 of financing costs associated with the original issuance of the convertible notes payable. This amount was deferred and amortized over the life of the notes using the effective interest method. Financing costs included the BSOPM value of warrants to purchase 166,667 shares of common stock at $6.00 per share which were issued to the brokers of the transaction.
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
     The Company accounted for the notes and related warrants using the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Under the provisions of EITF 00-19, the notes were recorded as a liability as they did not meet the requirements of being accounted for as equity. Under the provisions of APB No. 14, the proceeds received from the notes were allocated between the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at the time the notes were amended, the total discount on the convertible notes payable as of April 2005 was $2,086,000. This balance was amortized to interest expense using the effective interest method over the then-remaining term of the notes.

     The amended notes also contained a “beneficial conversion feature” resulting from the stock redemption being valued at the daily volume weighted average price less 10%. Per EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Features and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the beneficial conversion feature is valued using the intrinsic value method based on the net book value of the amended notes after all discounts are taken into effect. Using this approach, the intrinsic value of the beneficial conversion feature was calculated to be $2,518,000. This amount was allocated to the discount against the notes and additional paid-in capital in 2005. This balance was fully amortized to interest expense using the effective interest method through December 31, 2005, the date of the last payment to which the beneficial conversion feature was applicable.
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
     2005 payment activity on the convertible promissory notes payable - Through a series of transactions beginning in May 2005, the Company made all required note payments ($10,000,000) using a combination of common stock ($8,049,000) and cash ($1,951,000). In accordance with the terms of the amended agreement, the Company issued 145,032 warrants equaling 70% of the common stock that would be issued to the investor to retire that portion of the principal paid in cash at $5.38 per share. These warrants were valued at $47,000 using the Black-Scholes Option Pricing Model.
     On December 30, 2005, the Company transacted an early extinguishment of 50% of the remaining outstanding balance of the convertible promissory notes payable ($5,000,000). As part of the partial debt extinguishment the Company paid the 5% early payment premium and all accrued interest. Additionally, per the amended terms of the notes, 650,558 warrants were issued equaling 70% of the common stock that would be issued to the investor to retire that portion of the principal paid in cash at $5.38 per share. These warrants were valued at $100,000 using the BSOPM. The Company also recognized 50% of the remaining unamortized deferred financing costs ($338,000) and unamortized discount ($595,000). The total loss on the early extinguishment was $1,283,000.
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
     In the first quarter 2006, the Company issued under the anti-dilution clauses of the amended notes an additional 51,054 warrants valued at $50,000 using the BSOPM and the exercise price on the warrants declined from $5.38 to $5.24. This action also caused the conversion price on the existing note payable to decrease from $5.38 to $5.24. Of the $50,000 value of the warrants, $10,000 was recorded as interest expense as 21,257 of the warrants related to 2005 payment activity. The remaining $40,000 was recorded as additional discount on the convertible promissory note, interest expense and additional paid-in capital.
     As discussed further in Note 15, in April 2006, the Company issued 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock to various investors in a private placement transaction. Additional warrants for the purchase of 198,600 shares of common stock were issued to the underwriters of the private placement. The private placement had the following impacts on the warrants relating to the convertible promissory notes payable:
•	Per anti-dilution terms included in the amended convertible promissory notes payable, the Company issued additional warrants to purchase 264,718 shares of common stock. These warrants expire on the following schedule: 57,529 in November 2006 and 2007, 25,651 in November 2008 and 124,009 in November 2009. The additional warrants were valued at $74,000 using the BSOPM and recorded as discount against the outstanding note and amortized to interest expense using the effective interest method.

•	The conversion price of the outstanding convertible promissory notes payable was reduced from $5.24 per share to $4.47 per share. The reduced conversion price caused the Company to record the intrinsic value of a beneficial conversion feature as the adjusted conversion price was reset to a price below the market price of the Company’s stock on the date the notes were originally issued (November 2, 2004). The intrinsic value of the adjusted conversion price is $459,000 and was recorded as additional discount on the remaining convertible promissory note payable and was amortized to interest expense using the effective interest method.
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
     Effective yield and interest expense – After all discounts, stated interest, payment premiums, issuance of warrants, beneficial conversion features and financing costs are taken into account, the effective yield on the amended convertible notes payable is 28.30%. The effective yield increases to 37.41% when the loss on early extinguishment of debt, recorded in 2005 and 2006, is included in the calculation. The total interest expense relating to the convertible promissory notes payable is $671,000 for the year ended December 31, 2006, and includes the stated interest expense, discount amortization, premium accretion, issuance of warrants and deferred financing cost amortization. The total interest expense relating to the convertible promissory notes payable for 2005 and 2004 was $6,424,000 and $485,000, respectively.
Promissory Note Payable
     Concurrent with the MyDocOnline acquisition on January 30, 2004, sanofi-aventis, SA loaned the Company $3,000,000 due March 15, 2007, with a stated interest rate of 4.5%. The loan is evidenced by a promissory note and secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement. Interest on the note is payable only in services provided by the Company to sanofi-Aventis unless there is an event of default. The principal portion of the note is payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and may be prepaid by the Company at any time without penalty. Additionally, at sanofi-aventis’ discretion and after the $4,000,000 customer deposit from sanofi-aventis under the Master Services Agreement has been consumed (see Note 13), the principal portion of the note may be paid in the form of additional services provided to sanofi-aventis by the Company pursuant to the terms of such services agreement. Should sanofi-aventis choose to not have the note paid in the form of services, the Company is required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considers its minimum liability.
     Concurrent with the issuance of the note payable to sanofi-aventis, the Company issued warrants to purchase 145,853 shares of its common stock all of which were outstanding at December 31, 2006. The exercise price and term of the warrants is $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the BSOPM and the following assumptions: contractual life of three years, risk-free interest rate of 5%, volatility of 100% and no dividends payable during the contractual term. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company.
     In February 2007, the Company announced that it entered into a definitive agreement with sanofi-aventis to restructure the indebtedness under the promissory note. Pursuant to this agreement the Company satisfied its obligations under the original note by means of (i) a prepayment on the original note in the form of 700,000 unrestricted shares of the Company’s common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of a secured promissory note in the principal amount of $1,600,000 and the issuance of a five year warrant for 145,853 shares at an exercise price of $4.48 per share which replace the warrant to purchase 145,853 shares of common stock that was issued on the date of the original transaction.
     The new note is fully secured by a letter of credit and payable in eight quarterly installments of $200,000 each, with the first payment due in April 2008 and the final payment due in January 2010. The new note bears interest at the rate of 5% (see Note 23 for additional disclosure of this subsequent event).
Short-term Notes Payable
     In December 2005, ZixCorp issued an 11-month note payable to Cananwill, Inc. to finance the Company’s 2006 commercial insurance policies. In November 2006, the note was fully paid by the Company and ZixCorp entered into an 11-month note totaling $279,000 to finance the Company’s 2007 commercial insurance requirements. The note matures in November 2007. Interest and principal payments are made on a monthly basis.
15. April 2006 Private Placement of Common Stock
     On April 5, 2006, the Company sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock. The units were sold for a purchase price of $1.19 per unit. Total proceeds from the transaction were $11,817,000 (net proceeds to the Company were $10,909,000 after $814,000 of cash transaction costs and $94,000 of accrued transaction costs). The net proceeds were used for working capital and general corporate purposes, including funding the Company’s business plan.
     The transaction resulted in the Company issuing 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock. The warrants have a 66-month term and are exercisable at any time. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments.
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
     The stock purchase agreement requires the Company to register the common stock issued and the common stock issuable upon exercise of the warrants. The stock purchase agreement also provides for liquidated damages to the investors should the Company have failed to have the registration statement declared effective in a specified period of time or if the Company fails to maintain the effectiveness of the registration statement for up to 23 months from the closing date. The liquidated damages amount is 2% of the total private placement proceeds for each month of non-compliance. The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of March 1, 2007.
     The following table summarizes the allocation of the proceeds from the private placement:

Gross proceeds	$11,817,000
Less:
Fair value of warrants issued to investors in the private placement	(5,979,000)
Fair value of liquidated damages	(123,000)
Potential future payments to transaction underwriters	(59,000)
Warrants issued to underwriters	(199,000)
Cash issuance costs	(908,000)

Proceeds allocated to common stock	$4,549,000

     Warrants issued to investors in the private placement – On the date of the transaction, the Company determined that the fair value of the warrants was $5,979,000 using the BSOPM and the following assumptions: 66-month life, risk-free interest rate of 4.79%, volatility of 93% and no dividends payable during the life of the warrants.
     Liquidated damages – The Company determined the fair value of the liquidated damages provision on the date of the transaction was $123,000 based on the probability of possible damages that could be paid over the 23-month period beginning on the date of the private placement. The probability of non registration was deemed low due to the Company’s historical ability to obtain and maintain the effectiveness of numerous previous registrations over several years.
     Potential future payments to transaction underwriters – These potential future payments to transaction underwriters were valued at $59,000 on the date of the transaction calculating the present value of estimated future transaction fees payable using a discount rate of 10%.
     Warrants issued to underwriters – The 198,600 warrants issued to underwriters are an issuance cost of the private placement and were valued on the date of the transaction at $199,000 using the BSOPM and the following assumptions: 66-month life, risk-free interest rate of 4.79%, volatility of 93% and no dividends payable during the life of the warrants. The value of the warrants was recorded as additional paid-in capital on the date of the transaction.
     Common stock – After all the allocations described above are taken into account the residual unallocated portion of the net proceeds from the private placement of $10,909,000 of private placement proceeds is $4,549,000. Of this amount $100,000 is recorded as common stock and the remaining $4,449,000 recorded as additional paid-in capital.
     The Company originally accounted for the various components of the transaction in accordance with GAAP that was in effect at the time of the private placement and recorded the fair value of the warrants issued to investors in the private placement ($5,979,000), the fair value of the liquidated damages ($123,000) and the potential future payments to transaction underwriters ($60,000) as derivative liabilities (totaling $6,162,000). In the second and third quarters of 2006, these derivative liabilities were revalued to reflect their then-current fair value and any resulting gain or loss was recorded in the statement of operations. In the six months ended September 30, 2006, the Company recognized gains of $4,050,000 on revaluation of these derivative liabilities.
     On December 21, 2006 the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements which resulted in the Company prospectively adjusting its accounting for the derivative liabilities relating to the private placement. Under the new guidance the accounting for the components considered derivative liabilities changed in the following manner:
•	Warrants issued to investors in the private placement – The warrants issued to investors are no longer considered a derivative liability and the initial value of the warrants ($5,979,000) was reclassified to additional paid-in capital by reducing the derivative liability by $1,950,000 (the September 30, 2006, value after revaluation) and a cumulative adjustment to accumulated deficit of $4,029,000 (the cumulative gain recognized on the warrants in the second and third quarters of 2006).

•	Liquidated damages – The liquidated damages are no longer considered a derivative liability and the September 30, 2006, value of the liquidated damages ($97,000) was written-off through a cumulative adjustment to the September 30, 2006 accumulated deficit.

•	Potential future payments to transaction underwriters – The potential future payments to the transaction underwriters are considered a contingent liability in accordance with FASB Statement No. 5, Accounting for Contingencies, and recorded as an accrued expense. This contingent liability is revalued each quarter with the change in valuation being recorded as a gain or loss in the statement of operations. The total liability recorded is $70,000 at December 31, 2006, and is included in accrued expense.
16. Equity Financing Arrangements and Related Warrants
Warrants Summary
     Below is a summary of warrant activity during 2006:

	December 31,			December 31,
	2005			2006
	Warrants	Warrants	Warrants	Warrants	Exercise	Warrant
Warrant Grants:	Outstanding	Issued	Expired	Outstanding	Price	Expiration
2006 private placement of common stock	—	5,958,000	—	5,958,000	$1.54	Oct 2011
2006 private placement agent warrants	—	198,600	—	198,600	1.54	Oct 2011
2005 private placement of common stock	3,466,274	—	—	3,466,274	3.04	Aug 2010
2005 private placement broker warrants	108,964	—	—	108,964	3.04	Aug 2010
2005 private placement agent warrants	178,111	—	—	178,111	3.04	Aug 2010
2004 private placement of convertible notes payable	1,115,244	153,806	—	1,269,050	4.47 –1.42	Nov 2009
2004 private placement broker warrants	166,667	—	—	166,667	6.00	Nov 2009
Additional warrants issued with cash payment of convertible promissory notes payable	795,590	944,964	(782,998)	957,556	4.47	Nov 2006 – Nov 2008
2003 private placement of common stock	181,452	—	—	181,452	4.96	June 2007
Series A Convertible Preferred Stock	243,899	—	(243,899)	—	—	Sept 2006
Series B Convertible Preferred Stock	270,509	—	(270,509)	—	—	Sept 2006
2002 private placement of equity securities	916,667	—	—	916,667	57.60	May 2010
Promissory note payable (see Note 14)	145,853	—	—	145,853	13.01	Jan 2007

Total	7,589,230	7,255,370	(1,297,406)	13,547,194

     There were no warrants exercised in 2006.
     The equity financing arrangements in which the warrants were included are explained below.
2006 Private Placement of Common Stock and Warrants
     On April 5, 2006, the Company sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock. The units were sold for a purchase price of $1.19 per unit. Total proceeds from the transaction were $11,817,000.

     The transaction resulted in the Company issuing 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock. The warrants have a 66-month term and will be exercisable at any time following the six-month anniversary of the closing of the transaction. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments.
     Additional warrants for the purchase of 198,600 shares were issued to the underwriters of the private placement. These warrants have the same term and exercise price as the warrants issued to investors; however, they contain no anti-dilution adjustment terms and are not eligible for the liquidated damages provisions.
     See Note 15 for additional disclosure relating to the 2006 private placement of common stock.
2005 Private Placement of Common Stock and Warrants
     On August 9, 2005, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) to issue and sell an aggregate of 10,503,862 units consisting of (i) one share of common stock of the Company, par value $0.01 per share (the “Common Stock”), and (ii) a related warrant to purchase one-third of one share of Common Stock. The units were sold for a purchase price of $2.50 per unit, except in the case of units purchased by officers and directors of the Company, which were sold at a purchase price of $2.99 per unit. Total proceeds from the private placement was $26,288,000 before transaction costs of $2,087,000. The Company is using the net proceeds for working capital and general corporate purposes.
     The officers and directors of the Company purchased 56,862 shares for $170,000 of the $26,288,000 total proceeds and received 18,764 warrants.
     All of the 3,466,274 warrants included in the private placement have a five-year term and will be exercisable at any time following the six-month anniversary of the closing of the Purchase Agreement. The exercise price of the warrants is $3.04 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. No warrants were exercised as of December 31, 2006.
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
2004 Private Placement of Convertible Notes Payable and Related Transactions
     As discussed in Note 13, on November 2, 2004, the Company entered into purchase agreements with the Investors, in which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 a share, all of which were outstanding at December 31, 2006. Additionally, the Company issued warrants to purchase 166,667 shares of common stock at $6.00 per share to the brokers of the transaction. The warrants are immediately exercisable and expire November 2, 2009. The convertible promissory notes payable have certain anti-dilution clauses that adjust the debt conversion and warrant pricing if the Company issues common stock below $6.00 per share. As a result of the 2005 Private Placement discussed above, the number of warrants originally granted under the convertible promissory notes on November 2, 2004 increased from 1,000,000 to 1,115,244 and the exercise price of those warrants decreased from $6.00 per share to $5.38 per share.
     In April 2005, the Company agreed to restructure the $20,000,000 convertible promissory notes payable and related warrants with the Investors. Under the terms of the restructured notes, the Company had the ability to redeem the principal and accrued interest associated with the notes, as well as any corresponding prepayment fees, in common stock of the Company based on the market price and trading volume during the redemption periods. Any principal redeemed at a price less than the then-current conversion price would cause a re-pricing of a pro rata share of the outstanding warrants held by the Investors to a price equal to the average market price of the Company’s common stock used for the redemption during the redemption period. In 2005, the Company redeemed a total of $8,049,000 of the convertible notes over four redemption periods using its common stock, which caused a repricing of 118,672, 87,442, 125,914, and 217,550 warrants of the original 1,000,000 warrants issued with the convertible notes payable to be re-priced to $2.15, $1.82, $1.69, and $1.44, respectively.
     In addition, per the restructured purchase agreements, any principal repayment made in cash prior to the original due date of the principal would cause the issuance to the Investors of certain redemption warrants, the number of which would be 70% of the shares the principal would have been converted into at the then-current conversion price. The price of the redemption warrants would be the conversion price and the expiration date would be the due date of the principal being repaid. In the fourth quarter of 2005, the Company repaid $6,951,000 of the convertible promissory notes in cash, which caused the issuance of a total of 795,590 warrants with an exercise price of $5.38. Of these warrants, 325,279 expired in November 2006, 325,279 expire in November 2007, and 145,032 expire in November 2008.
     In the first quarter 2006, the Company issued under the anti-dilution clauses of the amended notes an additional 51,054 warrants valued at $50,000 using the BSOPM and the exercise price on the warrants declined from $5.38 to $5.24. Of these warrants, 8,691 expired in November 2006, 8,691 expire in November 2007, 3,875 expire in November 2008, and 29,796 expire in November 2009.
     In April 2006, the Company issued 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock to various investors in a private placement transaction (see “2006 Private Placement of Common Stock and Warrants” above). The private placement had the following impacts on the warrants relating to the convertible promissory notes payable:
•	Per anti-dilution terms included in the amended convertible promissory notes payable, the Company issued additional warrants to purchase 264,718 shares of common stock. These warrants expire on the following schedule: 57,529 expired in November 2006, 57,529 expire in November 2007, 25,651 expire in November 2008, and 124,009 expire in November 2009.

•	The exercise prices of the warrants relating to the convertible promissory notes payable were reduced from a range of $1.44 to $5.24 to a range of $1.42 to $4.47.
     In June 2006, the Company and the remaining holder of a Company convertible note agreed on terms for early extinguishment of the remaining $5,000,000 convertible promissory note payable. In accordance with the terms of the note, the Company issued warrants to the noteholder to purchase an additional 782,998 shares of common stock at $4.47 per share of which 391,499 of these warrants expired in November 2006 and the remaining 391,499 expire in November 2007.
     At December 31, 2005, as a result of the debt payment activity described above and the related warrants it created, the Company could have been required to issue 754,405 additional shares, through conversion of the notes or the exercising of outstanding warrants for shares of the Company’s common stock, than are allowed under the original note agreements creating a share deficiency situation. In April 2006 shareholders approved the requested additional shares and the share deficiency situation was eliminated.
     In June 2006, the remaining convertible promissory note payable was fully paid by the Company. See Note 14 for additional disclosure relating to the 2004 convertible promissory notes payable.
2003 Private Placement of Common Stock and Warrants
     In June 2003, the Company completed private placements whereby the Company received an aggregate of $5,750,000 in cash, excluding issuance costs of $142,000, in exchange for 1,566,758 shares of common stock and warrants to purchase 231,855 shares of common stock. The shares of common stock were sold at a price of $3.67 per share and the warrants have an exercise price of $4.96 per share. The warrants were exercisable when issued and expire in June 2007 and were valued at $148,000 using the BSOPM. At December 31, 2006, 181,452 of these warrants were outstanding.

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
•	Warrants related to the issuance of $8,000,000 of convertible notes — Concurrent with the issuance of $8,000,000 of convertible notes in September 2002, the Company issued immediately exercisable warrants to purchase 386,473 shares of the Company’s common stock at a price per share of $4.14. In April 2003, the Company and the former noteholders completed a warrant exercise and replacement program whereby the Company received $1,600,000 in cash as a result of the noteholders exercising their original warrants and issued replacement warrants to the noteholders to purchase 455,017 shares of the Company’s common stock at $5.00 per share. Subsequently, as a result of the Company’s private placement in June 2003, the Elron Software acquisition in September 2003, redemptions of the convertible notes throughout 2005 and the Company’s private placement of common stock in August 2005, and certain anti-dilution provisions of the replacement warrants, the price per common share pursuant to these replacement warrants was reduced from $5.00 to $1.44 and the number of common shares available for purchase was increased from 648,172 to 1,209,712. The additional warrants were assigned a value of $249,000 using the BSOPM, which was reallocated from the original additional paid-in capital that was recorded at the time the initial warrants were issued. All 1,209,712 warrants were exercised in 2005 for total proceeds of $2,088,365, or an average of $1.73 per share.

•	Warrants related to the issuance of $3,250,000 of Series A Convertible Preferred Stock — Concurrent with the issuance of $3,250,000 of Series A Convertible Preferred Stock in September 2002, the Company issued warrants to purchase 288,244 shares of the Company’s common stock at a price per share of $4.42. At December 31, 2005, 243,899 of these warrants were outstanding all of which expired in September 2006.

•	Warrants related to the issuance of $4,750,000 of Series B Convertible Preferred Stock — Concurrent with the issuance of $4,750,000 of Series B Convertible Preferred Stock in September 2002, the Company issued warrants to purchase 421,284 shares of the Company’s common stock at a price per share of $4.42. At December 31, 2005, 270,509 of these warrants were outstanding all of which expired in September 2006.
2002 Private Placement of Equity Securities
     In 2000, the Company, through a private placement, received cash of $44,000,000 in exchange for 916,667 shares of its common stock, ten-year warrants to purchase 916,667 shares of the Company’s common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of the Company’s common stock at $12.00 per share. At December 31, 2006, 916,667 of the ten-year warrants were outstanding and all four-year warrants have been exercised.
17. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, and because a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	2006	2005	2004
Stock options	9,676,309	7,595,415	8,020,029
Warrants issued in relation to debt and equity arrangements (see Note 14)	13,547,194	7,589,230	3,573,219
Shares issuable for conversion of convertible promissory notes payable	700,000	929,368	3,333,333

Total antidilutive securities excluded from EPS Calculation	23,923,503	16,114,013	14,926,581

     As discussed in Note 14, the convertible promissory notes payable could have been converted into common stock had the Company’s stock price achieved certain levels. At December 31, 2005, and 2004 the number of shares that could have been issued to the Investors had the stock price reached those prescribed levels were 929,368 and 3,333,333, respectively. The convertible promissory notes were fully paid in 2006.
     The promissory notes held by sanofi-aventis (see Note 14) could have been repaid in stock or cash equal to 90% of the face amount at maturity as of December 31, 2006. If the Company chose to pay the note with common stock, the obligation would have been satisfied at the then-current stock price. If the Company were to repay the note at December 31, 2006 with stock, the number of shares issued would have been 2,268,908 to satisfy the minimum liability of $2,700,000. These were not included in the table above as the amount of shares is variable based on the stock price of the Company and the amount of the outstanding note.
     In February 2007, the Company announced that it entered into a definitive agreement with sanofi-aventis to restructure the indebtedness on the promissory note. Pursuant to this agreement the Company satisfied its obligations under the original note by means of (i) a prepayment on the original note in the form of 700,000 unrestricted shares of the Company’s common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of a secured promissory note in the principal amount of $1,600,000 and the issuance of a five year warrant for 145,853 shares at an exercise price of $4.48 per share which replace the warrant to purchase 145,853 shares of common stock that was issued on the date of the original transaction (see Note 23). The 700,000 shares of common stock issued to sanofi-aventis in the restructuring are included in the chart above.
18. Significant Customers
     In 2006, 2005 and 2004 e-Prescribing customer Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 13%, or $2,413,000, 17%, or $2,323,000, and 16%, or $2,200,000 of total revenues respectively. These revenues accounted for approximately 57%, 78% and 87%, of e-Prescribing revenues for 2006, 2005 and 2004, respectively. No other single customer accounted for 10% or more of the Company’s revenues in these periods.
19. Commitments and Contingencies
Leases and Debt
     The Company leases its office facilities under non-cancelable operating lease agreements. Rental expense for these operating leases was $1,438,000 in 2006, $1,501,000 in 2005, and $1,409,000 in 2004.
     The Company is obligated to make future noncancelable payments under various contracts, including the notes payable and leases. The following table summarizes our contractual cash obligations as of February 28, 2007:

	2007	2008	2009	2010	2011	Thereafter	Total
Debt	$255,000	$600,000	$800,000	$200,000	$—	$—	$1,855,000
Operating leases	1,321,000	1,141,000	1,077,000	992,000	968,000	2,439,000	7,938,000
Consulting contract	50,000	—	—	—	—	—	50,000

Total cash obligations	1,626,000	1,741,000	1,877,000	1,192,000	968,000	2,439,000	9,843,000
Interest on obligations	53,000	73,000	35,000	2,000	—	—	163,000

Total	$1,679,000	$1,814,000	$1,912,000	$1,194,000	$968,000	$2,439,000	$10,006,000

     ZixCorp has not entered into any material, non-cancelable purchase commitments at December 31, 2006.
     The debt payments shown above reflect the sanofi-aventis indebtedness restructuring that occurred in February 2007 (see Note 14).
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
     The Company’s motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and pursuant to the Private Securities Litigation Reform Act was denied in September 2006 by the court before whom the matter is pending. The consolidated class action lawsuit is proceeding in due course, and the lawsuit is in the early phase of the discovery process.
     Also, three “shareholder derivative” lawsuits have been filed against the Company and certain named individuals, as described below. These derivative lawsuits were filed in September 2004, October 2005 and November 2005. Two of the derivative lawsuits are pending in the U.S. District Court for the Northern District of Texas, Dallas Division, and one is pending in the County Court at Law No. Two, Dallas County, Texas. The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as Bradley C. Almond, Wael Mohamed, Russell J. Morgan, Richard D. Spurr, and the Company’s current and former outside directors, Charles N. Kahn, III, Michael E. Keane, James S. Marston, Paul E. Schlosberg, Antonio R. Sanchez III, and Ben G. Streetman. The suits seek to require the Company to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, gross mismanagement, waste of corporate assets and misappropriation of information and seek contribution and indemnification against the individual defendants. One of the shareholder derivative lawsuits was stayed by agreement of the parties. The court has consolidated the third derivative lawsuit with the first derivative suit and stayed the case. The plaintiff has subsequently filed a motion to, in effect, revoke the stay, which the court denied. On March 15, 2007, the plaintiff filed another motion to lift the stay. The plaintiff in the second derivative lawsuit has begun to proceed with the second shareholder derivative lawsuit. The Board of Directors of the Company has appointed a committee of disinterested and independent Board members pursuant to applicable Texas law to review the derivative proceedings and determine the appropriate course of action relative to the resolution of the derivative proceedings. Under applicable Texas law, the appointment of this committee entitles the Company to request of the courts that the derivative lawsuits be stayed until such time as the committee makes this determination, although there is no assurance that the court will agree to stay the derivative lawsuits.
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
     The Company has severance agreements as of December 31, 2006, with certain employees that would require the Company to pay approximately $1,590,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     The Company is involved in other legal proceedings that arise in the ordinary course of business and the Company has accrued $165,000 at December 31, 2006 for one of these proceedings which was resolved in March 2007 for that amount. In the opinion of management, the outcome of these other pending ordinary-course-of-business legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.

20. Income Taxes
     Components of the income taxes related to continuing operations are as follows:

	2006	2005	2004
Current:
U.S	$—	$—	$—
State	(24,000)	30,000	—
Foreign	(36,000)	59,000	501,000
Deferred:
Foreign	—	—	(16,000)

	$(60,000)	$89,000	$485,000

     A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

	2006	2005	2004
Expected tax benefit at U.S. statutory rate	$(6,597,000)	$(14,760,000)	$(14,128,000)
Unbenefited U.S. losses, net	7,915,000	14,772,000	14,144,000
Nondeductible expense and nontaxable income	(1,326,000)	47,000	469,000
State income taxes	(24,000)	30,000	—
Foreign income taxes	(36,000)	—	—
Other	8,000	—	—

	$(60,000)	$89,000	$485,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred income taxes as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Reserves currently nondeductible	$1,347,000	$1,614,000
U.S. net operating loss carryforwards	88,627,000	83,153,000
State net operating loss carryforwards	529,000	2,167,000
Capital loss carryforwards	—	987,000
Tax credit carryforwards	3,239,000	3,033,000
Stock-based compensation	2,361,000	1,540,000
Start-up costs	87,000	96,000
Intangible assets	4,045,000	4,731,000
Depreciable assets	1,809,000	1,981,000
Other assets	3,771,000	238,000

Total deferred tax assets	105,815,000	99,540,000
Less valuation allowance	(105,767,000)	(99,325,000)

Net deferred tax assets	48,000	215,000
Deferred tax liability:
Prepaid Interest	(13,000)	(180,000)

Net deferred income taxes	$35,000	$35,000

     The $35,000 net deferred income taxes for 2006 and 2005 are temporary timing differences relating to property and equipment held in Canada and is recorded in other assets.
     The Company has fully reserved its U.S. net deferred tax assets in 2006 and 2005 due to the uncertainty of future taxable income. At December 31, 2006, the Company has U.S. net operating loss carryforwards of approximately $261,000,000 which begin to expire in 2019. The Company also has state net operating loss carryforwards of approximately $70,000,000 which begin to expire in 2007. The Company also has tax credit carryforwards of approximately $3,200,000 consisting of business tax credits which begin to expire in 2007 and alternative minimum tax credits which do not expire. The net operating loss carryforwards include $16,294,000 resulting from the exercise of non-qualified stock options for which a tax benefit of $6,193,000 will be credited to additional paid-in capital when recognized.
     Currently, the Company’s net operating loss carryforwards do not have limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code. However, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carryforwards against any future taxable income.

21. Employee Benefit Plan
     401(k) Plan — The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of its U.S. employees. Under the plan, contributions are voluntarily made by employees, and the Company may provide contributions based on the employees’ contributions. The Company’s operating losses include $153,000, $268,000, and $285,000 in 2006, 2005, and 2004, respectively, for net contributions to this plan.
22. Quarterly Results of Operations (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	Quarter Ended
	March 31	June 30	September 30	December 31
2006
Revenues	$3,895,000	$4,209,000	$4,710,000	$5,544,000
Cost of revenues	(3,375,000)	(3,090,000)	(3,131,000)	(2,956,000)
Net loss	(6,874,000)	(5,086,000)	(4,151,000)	(3,397,000)
Basic and diluted net loss per common share	(0.14)	(0.09)	(0.07)	(0.06)
2005
Revenues	$3,583,000	$3,449,000	$3,484,000	$3,448,000
Cost of revenues	(3,891,000)	(3,508,000)	(3,580,000)	(3,215,000)
Net loss	(9,572,000)	(8,915,000)	(14,481,000)	(10,628,000)
Basic and diluted net loss per common share	(0.30)	(0.28)	(0.40)	(0.24)
     2006 Significant items:
•	In the second quarter of 2006 the Company recognized a $2,930,000 gain on revaluation of derivative liabilities recorded as a result of April 2006 private placement of common stock (see Note 15).

•	In the second quarter of 2006 the Company paid the remaining $5,000,000 balance of its convertible promissory note payable ahead of the maturity date, recording a loss of $871,000 on the extinguishment of the note (see Note 14).

•	In the third quarter of 2006 the Company recognized a $1,120,000 gain on revaluation of derivative liabilities recorded as a result of April 2006 private placement of common stock (see Note 15).
     2005 Significant items:
•	In the first quarter of 2005 the Company sold its MI/WI product lines to CyberGuard, resulting in a gain of $1,035,000 (see Note 6). The MI/WI product line revenues were $637,000 in the first quarter of 2005.

•	The interest expense incurred in the second, third, and fourth quarters of 2005 includes amortization of a beneficial conversion feature totaling $2,518,000 resulting from the April 2005 restructuring of the $20,000,000 convertible promissory note payable (see Note 14).

•	In third quarter of 2005 the Company sold its MyDocOnline product (Dr. Chart) to MITEM, resulting in a loss of $4,751,000 (see Note 6). Dr. Chart contributed revenues of $70,000, $125,000, and $135,000 in the first, second, and third quarter of 2005, respectively.

23. Subsequent Events
     On February 28, 2007, Zix Corporation announced that it entered into a definitive agreement with sanofi-aventis U.S. Inc. (“sanofi-aventis”), a successor-in-interest to Aventis Inc., to restructure the indebtedness under a promissory note (the “Original Note”) in the original principal amount of $3.0 million (see Note 14) held by sanofi-aventis.
     The Original Note was originally issued by the Company in January 2004 to Aventis Inc. (and subsequently transferred to sanofi-aventis) in conjunction with the acquisition at that time by the Registrant of certain assets and the business of MyDocOnline, Inc., an affiliate of Aventis SA and a provider of secure Web-based communications, disease management, and laboratory information solutions. The Original Note, payable in $2.7 million cash or equivalently valued shares of ZixCorp’s common stock, was due in full on March 15, 2007.
     Pursuant to its agreements with sanofi-aventis, the Company satisfied its obligations under the Original Note by means of (i) a prepayment on the Original Note in the form of 700,000 unrestricted shares of the Registrant’s common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of the Registrant’s secured promissory note in the original principal amount of $1,600,000 (the “New Note”), secured by letter of credit, and the issuance of a five year warrant for 145,853 shares at an exercise price of $4.48 per share (the “New Warrant”). A warrant for the same number of shares originally issued to an affiliate of Aventis SA in January 2004, also in conjunction with the acquisition by the Company of certain assets and the business of MyDocOnLine, Inc., at an exercise price of $13.01, recently expired.
     The New Note is payable in eight quarterly installments of $200,000 each (for an aggregate payment of $1,600,000), with the first payment due in April 2008 and the final payment due in January 2010. The New Note is fully secured by a letter of credit in favor of sanofi-aventis and bears interest at the rate of 5%. The letter of credit caused the Company to record $1,675,000 of cash as restricted in the first quarter of 2007. The value of the letter of credit and corresponding restricted cash balance will be automatically reduced as the Company makes periodic principal payments to sanofi-aventis.
     No additional consideration was given by or on behalf of sanofi-aventis or received by the Company in connection with the delivery of the 700,000 common stock shares in partial prepayment of the Original Note, and no consideration was given or received by the Registrant in exchange for the New Note and the New Warrant, other than the cancellation of the Original Note and the cancellation of a security agreement relating to the Original Note.
     The impacts of this restructuring are not reflected in the Company’s consolidated financial statements at December 31, 2006 and for the year then ended.