Form 10-Q
period 2007-03-31
ZIX CORP
filed 2007-05-15
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007

Common Stock, par value $0.01 per share	60,338,839

INDEX

Page Number
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006 (audited)	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	4
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2007	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	36
Item 6. Exhibits	37
Stock Option Agreement - Russell Morgan
Stock Option Agreement - David Robertson
Stock Option Agreement - Richard D. Spurr
Stock Option Agreement - Barry Wilson
Stock Option Agreement - Ronald A Woessner
Sublease
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to Section 906

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,786,000	$12,783,000
Receivables, net	762,000	746,000
Prepaid and other current assets	1,720,000	2,178,000

Total current assets	13,268,000	15,707,000
Restricted cash	1,700,000	35,000
Property and equipment, net	2,168,000	2,404,000
Intangible assets, net	—	23,000
Goodwill	2,161,000	2,161,000
Deferred financing costs and other assets	53,000	36,000

Total assets	$19,350,000	$20,366,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278,000	$221,000
Accrued expenses	2,853,000	3,079,000
Deferred revenue	9,498,000	8,388,000
Customer deposit	5,000	2,000,000
Promissory note payable	—	2,661,000
Short-term note payable	180,000	255,000

Total current liabilities	12,814,000	16,604,000
Long-term liabilities:
Deferred revenue	3,517,000	2,496,000
Promissory note payable	1,477,000	—
Deferred rent	335,000	339,000

Total long-term liabilities	5,329,000	2,835,000

Total liabilities	18,143,000	19,439,000

Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 62,666,020 issued and 60,338,839 outstanding in 2007 and 61,966,020 issued and 59,638,839 outstanding in 2006	627,000	620,000
Additional paid-in capital	324,244,000	322,330,000
Treasury stock, at cost; 2,327,181 common shares in 2007 and 2006	(11,507,000)	(11,507,000)
Accumulated deficit	(312,157,000)	(310,516,000)

Total stockholders’ equity	1,207,000	927,000

Total liabilities and stockholders’ equity	$19,350,000	$20,366,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	$5,387,000	$3,895,000
Cost of revenues	2,853,000	3,375,000

Gross margin	2,534,000	520,000
Operating expenses:
Research and development expenses	1,299,000	1,595,000
Selling, general and administrative expenses	4,800,000	6,592,000
Customer deposit forfeiture	(2,000,000)	(1,000,000)

Total operating expenses	4,099,000	7,187,000

Operating loss	(1,565,000)	(6,667,000)
Other (expense) income:
Investment and other income	155,000	217,000
Interest expense	(50,000)	(418,000)
Loss on extinguishment of debt	(178,000)	—

Total other (expense) income	(73,000)	(201,000)

Loss before income taxes	(1,638,000)	(6,868,000)
Income taxes	(3,000)	(6,000)

Net loss	$(1,641,000)	$(6,874,000)

Basic and diluted loss per common share	$(0.03)	$(0.14)

Basic and diluted weighted average common shares outstanding	59,879,950	49,654,338

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 1, 2007	61,966,020	$620,000	$322,330,000	$(11,507,000)	$(310,516,000)	$927,000
Common stock issued upon restructure of promissory note payable	700,000	7,000	1,386,000	—	—	1,393,000
Employee share-based compensation costs	—	—	483,000	—	—	483,000
Non-employee stock-based compensation	—	—	45,000	—	—	45,000
Net loss	—	—	—	—	(1,641,000)	(1,641,000)

Balance, March 31, 2007	62,666,020	$627,000	$324,244,000	$(11,507,000)	$(312,157,000)	$1,207,000
See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(1,641,000)	$(6,874,000)
Non-cash items in net loss:
Depreciation and amortization	473,000	779,000
Amortization of debt discount / premium, financing costs and other	—	307,000
Value of additional warrants issued	—	10,000
Loss on extinguishment of debt	178,000	—
Employee share-based compensation costs	483,000	767,000
Non-employee share-based compensation	45,000	3,000
Customer deposit forfeiture	(2,000,000)	(1,000,000)
Changes in deferred taxes	(17,000)	—
Common stock issued to employees and non-employee in lieu of cash	—	177,000
Changes in operating assets and liabilities, excluding effects of acquisitions:
Receivables	(16,000)	(264,000)
Prepaid and other current assets	458,000	195,000
Accounts payable	90,000	(197,000)
Deferred revenue	2,131,000	801,000
Accrued and other liabilities	(194,000)	(250,000)

Net cash used by operating activities	(10,000)	(5,546,000)
Investing activities:
Purchases of property and equipment	(247,000)	(398,000)
Restricted cash investments, net	(1,665,000)	—

Net cash used by investing activities	(1,912,000)	(398,000)
Financing activities:
Payment of short-term notes payable, capital leases and other	(75,000)	(138,000)

Net cash used by financing activities	(75,000)	(138,000)

Decrease in cash and cash equivalents	(1,997,000)	(6,082,000)
Cash and cash equivalents, beginning of period	12,783,000	20,240,000

Cash and cash equivalents, end of period	$10,786,000	$14,158,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or “the Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2006 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Standards and Pronouncements
     In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required.
     The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three months ended March 31, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended March 31, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.
3. Company Overview and Liquidity
     As of January 1, 2006, the Company operates two reporting segments, Email Encryption and e-Prescribing, which provide services that protect, manage and deliver sensitive electronic information and provide electronic prescribing at the point of care. Prior to January 1, 2006, the Company was operated and managed as a single reporting segment.
     ZixCorp’s Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails need to be sent securely to comply with regulations or corporate policy. Email Encryption is commonly referred to as Secure Messaging. e-Prescribing consists of a single product line named PocketScript®. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to virtually any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology for better patient care at the point of delivery. The Company’s Email Encryption Service is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. The e-Prescribing service is also offered as a hosted-service solution; however, the end-users’ set-up costs and initial service period are typically paid by a sponsoring health benefits insurance provider (a “payor”). Both Email Encryption and e-Prescribing services require a significant up-front investment to establish service and secure enough subscribers to make the businesses profitable.
     Prior to 2006, the Email Encryption products and Elron products, a product line purchased in 2003, were marketed under the eSecure product line and the PocketScript and MyDocOnLine products, a product line purchased in 2004, were marketed under the eHealth product line. After the Elron and MyDocOnLine products were sold in 2005, the eSecure and eHealth product lines were renamed Email Encryption and e-Prescribing, respectively.
     The Company has total contractual obligations for the remainder of 2007 of $1,553,000 and $5,253,000 over the next three years consisting of debt obligations and other contractual commitments. The amount due in the next year includes $229,000 in debt payments (primarily for commercial insurance-related promissory note that calls for monthly payments and expires in November 2007).

The three year total also includes the total $1,600,000 promissory note issued to sanofi-aventis as part of the restructured indebtedness of the original promissory note. Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
     The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. For several years the spending in Email Encryption exceeded cash receipts. As that business has matured, the gap between cash spending and cash receipts from operations narrowed substantially and in 2006 cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption, which was accomplished by keeping costs relatively flat while continuing to book new first-year orders (approximately $4,700,000 in calendar year 2006), as well as maintaining a high customer renewal rate for existing customers whose contracted service period had expired.
     As the Company has continued to add new customers, the renewal rate of existing customers has historically remained at or above 95%, which has led to continued revenue growth. The Company believes that revenue will continue to grow in Email Encryption. Starting in 2007, the Company has moved to a new metric for measuring its customer renewal rate for Email Encryption. In past quarters, the Company has used a metric that represented the percentage of gateway and portal customer accounts that had renewed with us. While this metric was very useful as a measurement of overall customer satisfaction with our services, it did not draw any distinction between our largest and smallest customers. This new metric is based on bookings versus number of accounts. The Company will use a measurement that reflects the value of first-twelve month bookings for each renewed contract. As with the previous method of measurement, this metric will represent revenue from our gateway and portal customers.
     Based upon bookings, for the first quarter of 2007, the Company’s twelve-month renewal bookings were $1,900,000, which was 99.6% of the amount of renewals scheduled in the quarter. The renewals would have been reported previously as a 91% renewal rate based on number of accounts; however, because the non-renewing accounts were so small, the renewal rate would have been 97.4% were it measured on the basis of the number of seats potentially up for renewal.
     The Company’s list pricing for Email Encryption has remained generally consistent in 2007 when compared with 2006 and 2005 and the Company has experienced relatively consistent discount percentages off the list price in those periods. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period.
     The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption; thus, the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching and exceeding a level of subscribers required to overcome the spending needed to profitably provide the service. The Company currently estimates a range of 10,000 to 12,000 active users (subscribers) are needed for these fixed costs to be overcome.
     As of March 31, 2007, the Company had seven payor sponsors under contract. The Company currently has the staff on hand to deploy 500 units per quarter and has a backlog of approximately 1,330 sponsored, but not yet deployed units. In 2006, the Company deployed approximately 2,250 units and for the three months period ending March 31, 2007, it deployed approximately 500 units. However, not all users to whom the e-Prescribing service is deployed become active. Based on current trends, the Company believes that between 60%-70% of the users deployed in the previous five quarters will ultimately become active users. As of March 31, 2007, the Company had approximately 2,900 active prescribers using the service. Additionally, the Company experiences some attrition in its deployed and active user base. Finally, the Company continues to review, and where appropriate, make changes to its contracts, recruiting and training strategy in an effort to increase this performance rate.
     Most contracts renew on an annual basis. Our largest and original payor sponsor has continued to sponsor renewals for its affiliated and active users. Additionally, with several of the payor sponsors originally contracted in 2005 and 2006 either presently undergoing renewal processes or approaching their respective renewal dates during the remainder of 2007, the Company expects to improve its understanding in trends regarding retention rates for e-Prescribing, as those trends will cover a larger portion of the total customer base. For those users not meeting the threshold of being considered active and thus not being eligible for continued sponsorship by a payor sponsor, the Company attempts to execute a renewal contract directly with the individual user or medical practice.

     The e-Prescribing breakeven point to cover both fixed and variable costs will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. The transaction-based fees, or usage fees, form an important part of the e-Prescribing breakeven point mentioned above. The Company has signed three contracts with transaction-based fees or the equivalent with existing and new healthcare payors. The Company also has a contract with a payor sponsor that provides for a shared savings arrangement measured by improvements in physician-user prescribing behavior. Further, in most cases, there are multiple payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Lastly, possible sources for additional transaction fees include parties who could benefit from a real time, electronic connectivity with PocketScript users. For example, currently the Company has contracts that allow it to bill fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefits managers (PBM).
     Currently, the Company believes its total cash (including cash, cash equivalents and restricted cash) will be as high as $8,000,000 as of December 31, 2007, as well as on March 31, 2008. The underlying assumptions relative to the total cash goal at March 31, 2008 are:
•	As of March 31, 2007, total cash on hand was $12,486,000 (including $1,700,000 of restricted cash);

•	Cash receipts for the next twelve months are projected to be approximately $28,900,000 based on current contracted billings and estimated contract renewals and new business; and

•	Operating spending plus capital asset purchases for the next twelve months is projected to be approximately $33,400,000 based upon the Company’s organization and order and deployment rates as of March 31, 2007.
     Based on the foregoing assumptions and projections, the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months, beginning April 1, 2007.
     There are no assurances that the Company will ultimately achieve, or achieve in a timely manner, improvements in the Company’s liquidity. Should business results not occur as projected, the Company may not achieve its. If the Company does not achieve its projections, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its March 31, 2008 total cash (or equivalents) goal. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital on our way to cash flow breakeven by issuing new shares of common stock given the current price of the Company’s common stock and because, at the Company’s current course and progress, the Company believes it has sufficient resources to begin generating cash flow. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.
4. Revenue and Significant Customers
     The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, EITF Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple element nature of ZixCorp’s contracts with customers and the potential for incorrect application of accounting guidance. This requires that revenue recognition be considered a critical accounting policy.
     The Company develops, markets, licenses and supports electronic information protection services. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based service, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, for its Email Encryption Service the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
     The Email Encryption Service is a subscription-based service. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenue ratably over the subscription period.
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
     For the quarter ending March 31, 2007, e-Prescribing customer Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately $570,000, or 11% of total revenues and 39% of e-Prescribing revenue. For the quarter ending March 31, 2006, no customer accounted for 10% or more of the Company’s revenues.
5. Segment Information
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

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	Email Encryption	e-Prescribing	Corporate	Total	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$3,934,000	$1,453,000	$—	$5,387,000	$3,333,000	$562,000	$—	$3,895,000
Cost of revenues	1,195,000	1,658,000	—	2,853,000	1,466,000	1,909,000	—	3,375,000

Gross margin (loss)	2,739,000	(205,000)	—	2,534,000	1,867,000	(1,347,000)	—	520,000
Direct expenses	2,666,000	1,857,000	—	4,523,000	2,945,000	2,604,000	—	5,549,000

Segment contribution (loss)	73,000	(2,062,000)	—	(1,989,000)	(1,078,000)	(3,951,000)	—	(5,029,000)
Unallocated (expense) / income Marketing, general and administrative expense	—	—	(1,576,000)	(1,576,000)	—	—	(2,638,000)	(2,638,000)
Loss on extinguishment of debt	—	—	(178,000)	(178,000)	—	—	—	—
Customer deposit forfeiture	—	—	2,000,000	2,000,000	—	—	1,000,000	1,000,000
Investment and other income	—	—	155,000	155,000	—	—	217,000	217,000
Interest expense	—	—	(50,000)	(50,000)	—	—	(418,000)	(418,000)

Total	—	—	351,000	351,000	—	—	(1,839,000)	(1,839,000)

Income (loss) before income taxes	$73,000	$(2,062,000)	$351,000	$(1,638,000)	$(1,078,000)	$(3,951,000)	$(1,839,000)	$(6,868,000)

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

	Three Months Ended March 31, 2007				Year Ended December 31, 2006
	Email	e-			Email	e-
	Encryption	Prescribing	Corporate	Total	Encryption	Prescribing	Corporate	Total
Total Assets	$3,258,000	$1,545,000	$14,547,000	$19,350,000	$3,377,000	$1,813,000	$15,176,000	$20,366,000
6. Stock Options and Stock-based Employee Compensation
     As of March 31, 2007, there were 9,618,936 options outstanding and 1,310,759 available for grant. Of this amount, 994,949 options were available for grant to employees and non-Director consultants and advisors and 315,810 were available for grant to the Company’s Directors.
     For the three months ended March 31, 2007 and 2006, the total stock-based compensation expense was recorded to the following line items of the Company’s condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2007	2006
Cost of revenues	$47,000	$33,000
Research and development expenses	33,000	32,000
Selling, general and administrative expenses	403,000	702,000

Stock-based compensation expense	$483,000	$767,000
     There were no stock option exercises for the three months ended March 31, 2007, or the comparable period in 2006; therefore, no excess tax benefits were recorded in the respective periods. A deferred tax asset totaling $166,000 and $291,000, resulting from stock-based compensation expense, was recorded for the three months ended March 31, 2007 and 2006, respectively. The deferred tax asset recorded in 2007 was fully reserved and $277,000 of the total tax asset recorded in 2006 was reserved because of the Company’s historical net losses for its United States operations.
     As of March 31, 2007, there was $2,726,000 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.22 years.

     Stock Option Activity
     The following is a summary of all stock option transactions for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value

Outstanding at December 31, 2006	9,676,309	$5.38
Granted at market price	246,400	$1.22
Granted above market price	23,080	$1.50
Cancelled or expired	(326,854)	$4.77
Exercised	—	$—

Outstanding at March 31, 2007	9,618,935	$5.29	7.05	$691,000

Options exercisable at March 31, 2007	6,161,523	$6.94	6.01	$58,000

     At March 31, 2007, the Company had 2,007,149 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options is $691,000.
Common Stock Issued in Lieu of Cash
     At March 31, 2007, the Company held 619,672 shares of common stock in reserve under a shareholder approved plan for potential future grant in lieu of cash compensation to employees. For the three month period ended on March 31, 2007, there were no shares issued.

	Three Months Ended March 31,
	2007	2006

Common stock issued to employees for compensation in lieu of cash	$—	$157,000
Stock granted to third parties	—	20,000

Total	$—	$177,000

For additional or supplemental information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2006.
7. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and non-cash activities:

	Three Months Ended March 31,
	2007	2006
Cash paid for interest	$6,000	$102,000
Cash paid for income tax	$25,000	$—
Non-cash investing and financing activities:
Accrued expenses related to fixed asset purchases	$33,000	$74,000
Value of additional warrants issued	$—	$50,000
Issuance of common stock and warrants related to the restructure of the prior promissory note payable	$1,393,000	$—
Issuance of a replacement promissory note payable	$1,477,000	$—

8. Restricted Cash
     The non-current restricted cash of $1,700,000 at March 31, 2007, relates to a Letter of Credit in the amount of $1,675,000 issued in favor of sanofi-aventis as security for a $1,600,000 promissory note issued in the first quarter of 2007 by the Company (see Note 12 to the condensed consolidated financial statements). The remaining non-current restricted cash balance of $25,000 at March 31, 2007, as well as the total non-current restricted cash balance of $35,000 at March 31, 2006, relates to a Letter of Credit given as a security deposit for one of the Company’s office leases.
9. Receivables, net

	March 31,	December 31,
	2007	2006
Gross trade accounts receivable	$4,084,000	$4,370,000
Allowance for returns and doubtful accounts	(74,000)	(71,000)
Unpaid portion of deferred revenue	(3,391,000)	(3,706,000)

Trade receivables, net	619,000	593,000
Note receivable	488,000	488,000
Allowance for note receivable	(488,000)	(488,000)

Note receivables, net	—	—
Other receivable	143,000	153,000

Total receivables, net	$762,000	$746,000
     The allowance for doubtful accounts includes all specific accounts receivable which the Company believes are likely not collectable based on known information. In addition, the Company records 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.
     The reduction for the unpaid portion of deferred revenue represents future customer service or maintenance obligations which have been billed to customers but remain unpaid as of the respective balance sheet dates. Deferred revenue on the Company’s condensed consolidated balance sheets represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.
     In January 2004, the Company acquired substantially all of the operating assets and the business and assumed certain liabilities of MyDocOnline, a subsidiary of Aventis Pharmaceuticals, Inc., the North American pharmaceuticals business of Aventis SA, pursuant to an asset purchase agreement. MyDocOnline offered Internet-based healthcare services, including hospital-based laboratory information solutions under the product name Dr. Chart and secure Web-based communications, disease management and online doctor visits, all under the product name MyDocOnline Connect. In the fourth quarter of 2004, the Company suspended research and development investment for the Connect service, ceased sales and marketing efforts to obtain new customers for the Connect service and, where reasonably feasible and appropriate, migrated existing Connect customers to other vendors. On September 30, 2005, the Company sold the remaining MyDocOnline product (Dr. Chart) to MITEM. As consideration, the Company received $150,000 in cash paid immediately after closing and a promissory note with a principal amount of $540,000 payable by mid-August 2007 pursuant to the terms of the sales agreement. The note principal was due in six equal quarterly payments of $90,000 beginning May 15, 2006, and bore interest at a rate of 10% per annum. The promissory note was recorded as a note receivable and fully reserved at the time of the sale as the note’s collectability was not assured.
     In September 2006, MITEM and Zix Corporation restructured the note receivable. The restructured note included monthly payments, inclusive of interest, of $25,000 through December 2006. The monthly payments increased to $30,000 in 2007 and the final monthly installment was $140,000 in January 2008. The interest rate remained unchanged at 10%. MITEM has not remitted their scheduled payments scheduled for December 2006 through March 2007 and has notified the Company that it will not make the scheduled payments for April and May 2007. As a result, the missed payments have been rolled into the January 2008 payment which has now increased to $315,000, including accrued interest. The restructured note receivable remains fully reserved. Interest income is recorded during the period in which payment is received.
     As the note receivable is fully reserved, any payments received from MITEM are recorded as gains on the prior sale of the Dr. Chart product line. As indicated above, MITEM made no payments for the quarters ending March 31, 2007 and 2006, respectively. For the total year 2006, MITEM paid $53,000 on the principal of the note receivable and the Company recorded a gain for the same amount. The gain reduced the overall loss on the sale of Dr. Chart to $4,698,000. Future gains will be recorded if MITEM continues to make their monthly payments.

10. Prepaid and other current assets

	March 31,	December 31,
	2007	2006
Inventory	$541,000	$767,000
Deferred cost of sales charges	339,000	334,000
Prepaid insurance, maintenance and other	830,000	1,025,000
Tax related	10,000	52,000

Prepaid and other current assets	$1,720,000	$2,178,000
     Inventory — The Company’s inventory consists mainly of the costs of handheld devices and related networking hardware for e-Prescribing. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. As a general practice, the Company maintains a 60 to 90 day supply of inventory. However, in the fourth quarter of 2006, the Company received an end-of-life product notice from its handheld device vendor to the effect that the handheld devices currently used will not be manufactured in 2007. Consequently in the fourth quarter of 2006, the Company procured additional quantities of handheld devices that when combined with its then existing inventory would provide the Company with adequate quantities to accommodate the 2007 forecasted e-Prescribing deployments. The Company is currently testing two alternative devices from multiple vendors for use beyond 2007.
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
     Since the Company’s services to be provided to sanofi-aventis were not fully defined, the $4,000,000 payment was recorded as a customer deposit. The intent of recording the payment as a cash deposit was that, as the services were defined and priced in individual project agreements, the value of the defined element would be reclassified to deferred revenues and then recognized as revenue in accordance with applicable revenue recognition criteria. If the services were not requested by sanofi-aventis by the dates outlined above, the deposit would be forfeited on an annual basis and ZixCorp would recognize the forfeiture as a reduction of operating expenses. The Company was required to return to sanofi-aventis any unused portion of the deposit only in the event of material breach of the contract by the Company; in the event the Company or a party employed or engaged by the Company was debarred pursuant to the Generic Drug Enforcement Act of 1992 or similar state, local or foreign law; in the event the Company filed for bankruptcy; or in the event of force majeure. The Company’s obligations associated with the Master Services Agreement were secured by a first priority lien on the Company’s property and equipment and accounts receivable. As of March 31, 2007, the Company had provided $40,000 of services to sanofi-aventis under this Master Services Agreement which was recognized as revenue in 2004.
     Sanofi-aventis has not requested any additional services through the first quarter of 2007, other than the $40,000 noted above. As such, $960,000 was forfeited by sanofi-aventis in the second quarter of 2005. In the first quarter of 2006, $1,000,000 was forfeited and the remaining $2,000,000 was forfeited in the first quarter of 2007. These forfeitures are reported as customer deposit forfeitures and reduced operating expenses in the respective quarters. The Company believes that the forfeitures of deposit are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel.
     At March 31, 2007, the Company also held miscellaneous customer deposits relating to separate customer agreements. These deposits are expected to be reclassified to deferred revenue and revenue recognition is expected to begin in 2007.
12. Notes Payable
     Total notes payable at March 31, 2007, are as follows:

	Promissory		Promissory
	note payable	Short-Term	note payable	Total
	sanofi-aventis	note payable	sanofi-aventis	note payable
Stated interest rate	4.50%	6.99%	5.00%
Effective interest rate	11.00%	6.99%	9.09%
Term	Mar-07	Nov-07	Jan-10
December 31, 2006, net book value	$2,661,000	$255,000	$—	$2,916,000
Additional discount / warrants	(139,000)	—	(126,000)	(265,000)
Extinguishment of debt	(2,700,000)	—	—	(2,700,000)
Loss on extinguishment	178,000	—	—	178,000
Additional debt / discount / amortization	—	—	1,603,000	1,603,000
Payments made	—	(75,000)	—	(75,000)

March 31, 2007, net book value	$—	$180,000	$1,477,000	$1,657,000
Promissory Note Payable
     Concurrent with the MyDocOnline acquisition on January 30, 2004, Aventis Inc. loaned the Company $3,000,000 due March 15, 2007, with a stated interest rate of 4.5%. The loan is evidenced by a promissory note (sanofi-sventis) and secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement. Interest on the note was payable only in services provided by the Company to sanofi-aventis unless there is an event of default. The principal portion of the note was payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and could have been prepaid by the Company at any time without penalty. Additionally, at sanofi-aventis’ discretion and after the $4,000,000 customer deposit from sanofi-aventis under the Master Services Agreement was consumed (see Note 11 to the condensed consolidated financial statements), the principal portion of the note could have been paid in the form of additional services provided to sanofi-aventis by the Company pursuant to the terms of the services agreement. Should sanofi-aventis have chosen not to have the note paid in the form of services, the Company would have been required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considered its minimum liability.
     Concurrent with the issuance of the note payable to sanofi-aventis, the Company issued warrants to purchase 145,853 shares of its common stock all of which were outstanding at December 31, 2006. The exercise price and term of the warrants was $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the BSOPM and the following assumptions: contractual life of three years, risk-free interest rate of 5%, volatility of 100% and no dividends payable during the contractual term. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which is being amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximates a cost of borrowing valuation estimated by an independent valuation company.
     On February 28, 2007, Zix Corporation announced that it entered into a definitive agreement with sanofi-aventis U.S. Inc. (“sanofi-aventis”), a successor-in-interest to Aventis Inc., to restructure the indebtedness under the above-referenced promissory note (the “Original Note”) (See Note 23 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
     Pursuant to its agreements with sanofi-aventis, the Company satisfied its obligations under the Original Note by means of (i) a prepayment on the Original Note in the form of 700,000 unrestricted shares of the Registrant’s common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of the Company’s secured promissory note in the original principal amount of $1,600,000 (the “New Note”), secured by letter of credit, and the issuance of a five year warrant for 145,853 shares at an exercise price of $4.48 per share (the “New Warrant”). The new warrants replaced the original warrants mentioned above, which had recently expired.

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
     No additional consideration was given by or on behalf of sanofi-aventis or received by the Company in connection with the delivery of the 700,000 common stock shares in partial prepayment of the Original Note, and no consideration was given or received by the Company in exchange for the New Note and the New Warrant, other than the cancellation of the Original Note and the cancellation of a security agreement relating to the Original Note.
     The two tables below illustrate the accounting treatment applied to the restructuring of the indebtedness, which was handled (a) as an extinguishment of the Original Note and (b) as the issuance of the New Note:

Debt Extinguishment Determination:
Present value of new note payable	$1,474,000
Issuance of common stock (700,000 shares @ $1.81/share)	1,267,000
Black Scholes value of warrants issued	126,000
Paid fees & expenses	11,000

Total consideration given	$2,878,000
Loss on extinguishment of debt	(178,000)

Original note value	$2,700,000

Recording of New Note:
New note value	$1,600,000
Discount on note payable	(126,000)
Issuance of common stock (700,000 shares @ $0.01/share)	7,000
Additional paid in capital	1,260,000
Additional paid in warrants	126,000
Accrued expenses	11,000

Total consideration given	$2,878,000
Short-term Notes Payable
     In December 2006, ZixCorp issued an 11-month note payable to Cananwill, Inc., totaling $279,000, to finance the Company’s 2007 commercial insurance requirements. The note matures in November 2007. Interest and principal payments are made on a monthly basis.
13. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the condensed consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, and because a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	March 31,
	2007	2006
Stock options	9,618,935	8,871,059
Warrants issued in relation to debt and equity arrangements	13,547,193	7,640,282
Shares issuable for conversion of convertible promissory notes payable	—	954,199

Total antidilutive securities excluded from EPS Calculation	23,166,128	17,465,540

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
     The Company’s motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and pursuant to the Private Securities Litigation Reform Act was denied in September 2006 by the court before which the matter is pending. The consolidated class action lawsuit is proceeding in due course, and the lawsuit is in the early phase of the discovery process. Also, the shareholder representatives of the purported plaintiff shareholder class have filed a motion with the court to certify a class of plaintiffs consisting of persons who purchased the Company’s common stock in the open market from October 30, 2003, and May 4, 2004, inclusive and who were damaged by the allegedly materially false and misleading statements and/or omissions. The Company is expected to file its response to plaintiffs’ class certification motion in July 2007.
     Also, three “shareholder derivative” lawsuits have been filed against the Company and certain named individuals, as described below. These derivative lawsuits were filed in September 2004, October 2005 and November 2005. Two of the derivative lawsuits are pending in the U.S. District Court for the Northern District of Texas, Dallas Division, and one is pending in the County Court at Law No. Two, Dallas County, Texas. The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as Bradley C. Almond, Wael Mohamed, Russell J. Morgan, Richard D. Spurr, and the Company’s current and former outside directors, Charles N. Kahn, III, Michael E. Keane, James S. Marston, Paul E. Schlosberg, Antonio R. Sanchez III, and Ben G. Streetman. The suits seek to require the Company to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, gross mismanagement, waste of corporate assets and misappropriation of information and seek contribution and indemnification against the individual defendants. One of the shareholder derivative lawsuits was stayed by agreement of the parties. The court has consolidated the third derivative lawsuit with the first derivative suit and stayed the case. The plaintiff subsequently filed a motion to, in effect, revoke the stay, which the court denied. On March 15, 2007, the plaintiff filed another motion to lift the stay. The second derivative lawsuit has been administratively closed. The plaintiff in that case has filed a motion to re-open the case, which the Court has taken under advisement.. The Board of Directors of the Company has appointed a committee of disinterested and independent Board members pursuant to applicable Texas law to review the derivative proceedings and determine the appropriate course of action relative to the resolution of the derivative proceedings. Under applicable Texas law, the appointment of this committee entitles the Company to request of the courts that the derivative lawsuits be stayed until such time as the committee makes this determination, although there is no assurance that the court will agree to stay the derivative lawsuits.
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
15. Subsequent Events
     On April 11, 2007, the Company entered into a sublease agreement for the leased premises located in Mason, Ohio in an effort to reduce excess capacity and operating expenses. The term of the sublease agreement coincides with the Company’s property lease. Based upon the sublease agreement, the Company will reduce rent expense by $33,000, $79,000, and $65,000 in 2007, 2008, and 2009 respectively.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     As of January 1, 2006, the Company operated two reporting segments, Email Encryption and e-Prescribing, providing e-communication services that connect enterprises and consumers in the healthcare, finance, insurance, and government sectors to protect and deliver sensitive information.
     The Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails need to be sent securely to comply with regulations or corporate policy and is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. The Company first targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act (HIPAA), a 1996 law that requires protected health information to be safeguarded over open networks, are driving demand. The Company continues to make strategic efforts to expand its direct sales and marketing outside of its core market of healthcare into financial services, insurance, and government sectors, as well as expanding the Company’s distribution and reseller networks, which target non-healthcare vertical markets. The Email Encryption Service was previously referred to by the Company as “eSecure” when it had also included the MI/WI products, which were obtained in the Elron Software, Inc. acquisition in September 2003, and subsequently sold to CyberGuard in March 2005 as a component of the Company’s strategic plan to bring about more focus on the Email Encrpytion Service (see Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
     In July 2003, the Company acquired substantially all of the operating assets and the business of PocketScript, LLC (“PocketScript”), a privately-held development-stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into the e-prescribing marketplace, which continues to be viewed as a promising market as more physicians leverage technology in delivering care. The Company’s expansion into the e-prescribing market was made more attractive by the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the safety of written prescriptions declines. e-Prescribing is offered as a hosted-service solution and consists of a single product line named “PocketScript”. PocketScript is an electronic prescribing service that allows physicians to use a handheld device (or computer terminal) to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and comprehensive drug data that normally would not be available in a paper prescription format. This allows the physician to leverage technology for better patient care at the point of care. The Company’s primary go-to-market model for the PocketScript service is to sell the service to major insurance payors, such as Blue Cross Blue Shield entities and Aetna, who in turn provide it to physicians at no cost for the first year of service by sponsoring the service in their coverage area. Economically, the Company relies on the annual service fees paid by the insurance payors or the physicians, as well as current and future anticipated transaction fees, to make this business profitable. e-Prescribing had previously included the Dr. Chart hospital-based lab results delivery product, obtained in the MyDocOnline acquisition in January 2004, and subsequently sold to MITEM in September 2005 as a component of the Company’s strategic plan to bring about more focus on the e-Prescribing product line (see Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). In the past, e-Prescribing was referred to by the Company as “eHealth.”
     The Company’s primary PocketScript business strategy is the continued development and growth of a subscription business. The Company seeks to build and maintain reliable revenue growth by adding new customers, while retaining a high percentage of existing customers. The subscription model requires large up-front investment to establish the service, but over time the fixed set-up costs are exceeded by the recurring subscription and transaction fees. The subscription business provides better returns after the set-up costs are overcome as incremental costs to add new users are low relative to the incremental subscription revenue.
     As a secondary, but equally important, business strategy, the Company is balancing the cash produced by its more mature business segment, Email Encryption, with the cash required to develop its emerging business segment, e-Prescribing.

     Operationally, the success of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “new first year orders”) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	New insurance payor sponsorships of the e-Prescribing service to physicians;

•	Successful adoption and usage of the e-Prescribing service by physicians;

•	Retention of the users (physicians) of the e-Prescribing service;

•	Future transaction fees (or related fees) associated with the use of the PocketScript service; and

•	Our ability to increase the business volume with reasonable cost increases.
     Known trends regarding these key metrics and their implication for the Company’s current and future capital requirements are discussed throughout this Management’s Discussion and Analysis section.
     There are no assurances that the Company will be successful in its efforts to expand its business. The Company’s continued growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses and used significant cash resources in prior years. While the Company experienced improvement in its cash-flow performance in 2006, further operating losses are expected in 2007. The Company will continue to place a strong emphasis on actions to become cash flow breakeven as it balances the need for investments in its developing e-Prescribing market and its emerging Email Encryption market. This emphasis might entail near-term cost reductions that may come in the form of workforce reductions, decreased investments in certain areas of the business, or business divestitures. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company. See “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for more information on the effects to the Company if the Company’s business plan is not successful and liquidity worsens.
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
     Property and Equipment, Long-Lived and Other Intangible Assets, Depreciation and Amortization — The accounting policies and estimates relating to property and equipment, long-lived and other intangible assets, depreciation and amortization are considered critical because of the significant impact that impairment, obsolescence, or change in an asset’s useful life could have on the Company’s operating results.
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
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified property and equipment aggregating $2,168,000 or 11% of total assets at March 31, 2007. Property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At March 31, 2007, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $106,355,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Revenue Recognition — The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, EITF Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple element nature of ZixCorp’s contracts with customers and the potential for incorrect application of accounting guidance. This requires that revenue recognition be considered a critical accounting policy.
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
     The Email Encryption Service is a subscription-based service. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenue ratably over the subscription period.
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

     Deferred cost of sales charge — In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device, and are recorded as deferred cost of sales charge. The deferred costs are then amortized into cost of revenue ratably over the period in which revenue is recognized. The deferred cost of sales charge of $339,000 and $334,000 is included in other assets as of March 31, 2007,and December 31, 2006, respectively.
     Stock-based compensation — On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, and elected to use the modified prospective method along with the straight line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation plans under the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations.
Results of Operations
First Quarter 2007 Summary of Operations
Financial Statement
•	Revenue for the quarter ended March 31, 2007, was $5,387,000 compared with $3,895,000 for the same period in 2006.

•	Gross Margin for the quarter ended March 31, 2007, was $2,534,000 or 47% of revenues compared to $520,000 or 13% of revenues for the comparable period in 2006.

•	Email Encryption — gross margin for this segment for the quarter ended March 31, 2007, was $2,739,000 or 70% of revenues totaling $3,934,000 compared to $1,867,000 or 56% of revenues totaling $3,333,000 for the comparable period in 2006.

•	e-Prescribing — the margin loss incurred by this segment for the quarter ended March 31, 2007, was $205,000 or a negative 14% of revenues totaling $1,453,000 compared to a loss of $1,347,000 or a negative 240% of revenues totaling $562,000 for the comparable period in 2006.

•	Customer deposit forfeiture of $2,000,000 was incurred in the quarter ended March 31, 2007, compared with a $1,000,000 forfeiture for the same period in 2006.

•	Loss on extinguishment of debt totaling $178,000 was realized in the quarter ended March 31, 2007, resulting from the restructuring of the original promissory note with sanofi-aventis, SA.

•	Net loss for the quarter ended March 31, 2007, was $1,641,000 compared with a net loss of $6,874,000 for the same period in 2006.

•	The Company’s ending unrestricted cash balance at March 31, 2007, was $10,786,000.

•	Cash used in operations was $10,000, and total cash and cash equivalent balances (including unrestricted and restricted cash) decreased by $332,000 in the quarter (calculated by subtracting the net Restricted Cash Investments from Decrease in Cash and Cash Equivalents as reported in the Condensed Consolidated Statements of Cash Flows). Restricted cash increased and unrestricted cash decreased by $1,665,000 during the quarter principally due to the issuance of a Letter of Credit in the amount of $1,675,000 to secure a new promissory note issued in favor of sanofi-aventis, SA as part of restructuring the original promissory note with sanofi-aventis, SA.
Operations
•	The Company secured new first year orders in the quarter ended March 31, 2007, totaling $1,352,000 for its Email Encryption services and maintained a renewal rate of 99.6% for Email Encryption customers.

•	The Company deployed approximately 500 new e-Prescribing devices to physicians under sponsorship arrangements with several large insurance payors.

•	The Company exceeded 1,760,000 electronic prescriptions transacted in the three months ended March 31, 2007, through use of its PocketScript e-Prescribing service.
Subsequent Event, Sublease agreement (see Note 15 to the condensed consolidated financial statements)
•	On April 11, 2007,the Company entered into a sublease agreement for the leased premises located in Mason, Ohio to reduce excess capacity and operating expenses. The term of the sublease agreement coincides with the Company’s property lease. Based upon the sublease agreement, the Company will reduce rent expense by $33,000, $79,000, and $65,000 in 2007, 2008, and 2009 respectively.
Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,
	2007	2006	Variance
Email Encryption	$3,934,000	$3,333,000	$601,000	18%
e-Prescribing	1,453,000	562,000	891,000	159%

Total revenues	$5,387,000	$3,895,000	$1,492,000	38%

     Email Encryption — The revenue increase of $601,000 (18%) for the three-month period ending March 31, 2007, over the comparable period in 2006 is due to the Company adding new subscribers to the service while renewing a high percentage of existing subscribers as their service contracts expire. The Company’s additions to the subscriber base is best measured by new first-year orders which are defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. For the three-month period ending March 31, 2007, new first-year orders were approximately $1,352,000. This compares to new first year orders of $1,089,000 and $970,000 for the three-month periods ending December 31, 2006 and March 31, 2006, respectively.
     As the Company has continued to add new customers, the renewal rate of existing customers has historically remained at or above 95%, which has led to continued revenue growth. The Company believes that revenue will continue to grow in Email Encryption. Starting in 2007, the Company has moved to a new metric for measuring its customer renewal rate for Email Encryption. In past quarters, the Company has used a metric that represented the percentage of gateway and portal customer accounts that had renewed with us. While this metric was very useful as a measurement of overall customer satisfaction with our services, it did not draw any distinction between our largest and smallest customers. This new metric is based on bookings versus number of accounts. The Company will use a measurement that reflects the value of first-twelve month bookings for each renewed contract. As with the previous method of measurement, this metric will represent revenue from our gateway and portal customers.
     Based upon bookings, for the first quarter of 2007, the Company’s twelve-month renewal bookings were $1,900,000, which was 99.6% of the amount of renewals scheduled in the quarter. The renewals would have been reported previously as a 91% renewal rate based on number of accounts; however, because the non-renewing accounts were so small, the renewal rate would have been 97.4% were it measured on the basis of the number of seats potentially up for renewal.
     The Company’s list pricing for Email Encryption has remained generally consistent in 2007 when compared with 2006 and 2005 and the Company has experienced relatively consistent discount percentages off the list price in those periods. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period.

     e-Prescribing — e-Prescribing revenues increased $891,000 (159%) for the three-month period ending March 31, 2007, over the comparable period in 2006. This increase was mainly driven by the following when compared to the same period in 2006: transaction/usage-based fees increased by $418,000 (461%); revenue recognized on deployments to new PocketScript users increased $138,000 (38%) resulting from new payor/sponsors signed later in 2006; revenues resulting from renewals by the Company’s increasing number of payor/sponsors increased $238,000; revenues relating to one-time projects increased by $72,000; and miscellaneous other increased by $25,000.
     With respect to the transaction/usage-based fees, one customer accounted for $394,000 of the $418,000 increase in transaction/usage-based fees and based on the achievement of measured improvements in prescribing behavior. With respect to the revenue recognized on deployments, the number of deployments for which the Company began to recognize revenue actually decreased for the three-month period ending 2007 versus the comparable period in 2006, in part, because the Company effected fewer deployments than in the comparable period in 2006. The one-time projects are not expected to be repeated on a regular basis and usually relate to special projects and requests made by customers.
     Revenue Outlook: The Company’s future revenue growth is expected to come from continued success in the Email Encryption business, including the use of the Company’s Email Encryption Service in the healthcare industry and the Company’s recent expansion into new vertical markets such as financial services, insurance, government sectors, as well as from the expansion of the Company’s distribution and reseller networks, which target various vertical markets. The e-Prescribing market growth is expected to come from broader market adoption of the e-Prescribing technology and increased transaction/usage-based fees. The Company-wide revenue for the quarter ending June 30, 2007, is anticipated to be slightly lower than the revenue for the quarter ending March 31, 2007. The revenue decrease, if realized as anticipated, would be primarily attributable to a decrease in payments from one of the Company’s payor sponsors under the e-Prescribing contract from which the Company realized $394,000 in the first quarter and that provides for the payment of fees to the Company based on the achievement of measured improvements in prescribing behavior.
Revenue Indicators — Backlog, Orders, and Deployments
     Company-wide backlog — The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of March 31, 2007, the backlog was approximately $27,910,000 and is comprised of the following elements: $13,015,000 of deferred revenue that has been billed and paid, $3,391,000 billed but unpaid and approximately $11,504,000 of signed, but unbilled contracts. The backlog can also be divided by product, of which $23,818,000 is for Email Encryption and $4,092,000 is for e-Prescribing.
     The backlog is recognized into revenue as the services are performed. Approximately half of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     The Company’s future Email Encryption revenue growth beyond what is scheduled to be recognized from the backlog is determined by additional new first year orders and total orders for Email Encryption coupled with renewal rates for existing customers whose contracts are expiring. For e-Prescribing, the future revenue growth is dependent on expanding current payor sponsorships, securing additional payor contracts, achieving and increasing adoption and utilization by the sponsored physicians, renewing service contracts for active physicians at the end of their sponsorship, and developing additional transaction-based fees.
     Email Encryption Orders — Total order input for Email Encryption in the three month period ending March 31, 2007,was $5,233,000 compared with $4,095,000 in 2006. The new subscriber momentum is better measured in terms of the dollar amount of new first-year orders for the service. The new first-year orders for the three-month period ending March 31, 2007,were $1,352,000 compared to $970,000 in 2006. New first-year orders are a subset of the total orders and a more accurate determinant of new subscription growth. Total orders include new first-year orders and also include renewals and additional years of the service contracted upfront.
     As the Company has continued to add new customers the renewal rate of existing customers has historically remained at or above 95%, which has led to continued revenue growth. The Company believes that revenue will continue to grow in Email Encryption. Starting in 2007, the Company has moved to a new metric for measuring its customer renewal rate for Email Encryption. In past quarters, the Company has used a metric that represented the percentage of gateway and portal customer accounts that had renewed with us. While this metric was very useful as a measurement of overall customer satisfaction with our services, it did not draw any distinction between our largest and smallest customers. This new metric is based on bookings versus number of accounts. The Company will use a measurement that reflects the value of first-twelve month bookings for each renewed contract. As with the previous method of measurement, this metric will represent revenue from our gateway and portal customers.

     Also relating to customer renewals, the Company continues to experience a high percentage of customers who choose to subscribe for the Email Encryption Service for a three-year term versus a one-year term. The Company expects this preference for a longer contract term to continue in 2007, as the Company has priced its services in a manner that encourages longer-term contractual commitments from customers. The Company’s list pricing for Email Encryption has remained generally consistent in 2007 when compared with 2006 and 2005 and the Company has experienced relatively consistent discount percentages off the list price in those periods. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period; however, there are no assurances that a potential for an increase in competition in this market will not result in price erosion in 2007 and beyond. Such a price erosion, should it occur, could have a dampening effect on the Company’s new first-year orders and subsequent renewals. Alternatively, the Company’s market share in certain vertical markets could allow for pricing increases.
     The following table provides the relevant trend of new first-year orders:

	2007	2006
Three month period ending:
March 31	$1,352,000	$970,000
June 30	—	1,372,000
September 30	—	1,234,000
December 31	—	1,089,000

Total new first year orders for the twelve months ending December 31	$1,352,000	$4,665,000

     While ZixCorp continues to see steady demand from the healthcare sector, the industry is beginning to mature, which has resulted in ZixCorp’s efforts to diversify its business into new sectors. The Company’s more recent focus on new market sectors, such as financial services, insurance and government should enable it to sustain or increase the new first year order rate as it proceeds through 2007.
     e-Prescribing — In e-Prescribing, the Company builds its subscriber base by contracting with health insurance companies (payors) to sponsor physicians in their network to receive the e-Prescribing equipment and service free of charge for the first year. As of March 31, 2007, the Company has active contracts with seven such payors. In the three-month period ending March 31, 2007, the Company secured no new payors/sponsors of new subscribers. The current list prices for the initial service period and subsequent annual renewal periods for the e-Prescribing service are $2,000 and $600, respectively, and the Company has had recent success in both securing contracts at the list price and receiving more favorable payment terms. Future revenue growth is dependent on expanding current payor sponsorships, securing additional payor contracts, achieving and increasing adoption and utilization by the sponsored physicians, renewing service contracts for active physicians at the end of their sponsorship, and developing additional transaction-based fees.
     The deployments of subscribers and active users are indicators of future revenue. In the three-month period ending March 31, 2007, the Company deployed approximately 500 units compared with approximately 885 for the comparable period in 2006. The decrease is principally due to the Company’s 2006 cost-reduction efforts to reduce costs and support deployments of approximately 500 units per quarter throughout 2007 or until the Company sees a significant up-turn in the signing of new payor/sponsors and corresponding physicians — at which time additional resources would be deployed to match the increased demand. The Company has approximately 1,330 sponsored, but not yet deployed, prescribers in deployment backlog as of March 31, 2007. Also as of March 31, 2007, the Company had approximately 2,900 active prescribers using the service, as compared to approximately 2,800 as of December 31, 2006. The number of active users is important as a measurement of the user base that is actively using the service at a meaningful level and generating transaction revenue. Consequently, it is an indicator of retention and future renewal opportunity. The Company has a twofold objective for new users: first, that they become active users of the service and second, that their services are renewed (retention). Based on current trends, the Company believes that between 60%-70% of the users deployed in the previous five quarters will ultimately become active users. The Company experiences some attrition among its active users, so not all active users will remain active. The Company is continuing its efforts to increase the percentage of active users. The sponsorship contracts typically specify that individual physicians using the device are responsible for renewing the service after the first year. However, the Massachusetts-based eRX Collaborative payor/sponsors elected in late 2006 to renew the service for their qualified active users for the third time and the Company anticipates that it will continue to do so in the future. Most sponsors have also agreed to pay for some or all of the license fee for active users and are presently undergoing the renewal process.

Cost of Revenues
     The following table sets forth a quarter-over-quarter comparison of the Company’s cost of revenues by product line. The Company’s two product lines (segments), Email Encryption and e-Prescribing, have direct cost of revenues, which are readily identifiable between the two product lines in 2007 and 2006. Those identifiable costs are provided here for comparative purposes.

	Three Months Ended March 31,
	2007	2006	Variance
Email Encryption	$1,195,000	$1,466,000	$(271,000)	(18%)
e-Prescribing	1,658,000	1,909,000	(251,000)	(13%)

Total cost of revenues	$2,853,000	$3,375,000	$(522,000)	(15%)

     The decrease in cost of revenues of $522,000 consists primarily of a $118,000 net reduction in personnel costs which includes salaries and wages, commissions, benefits, contract labor and recruitment, a $50,000 reduction in computer-related expendables, maintenance, support and software licenses, a $207,000 reduction in depreciation expense, and a $157,000 reduction in intangibles amortization expenses, partially offset by sundry cost increases of $10,000. Personnel costs are down principally in the categories of contract labor, commissions expense and payroll taxes. The reduction in contract labor reflects the reduced usage of contract labor in the e-Prescribing deployment activities between quarters. The reduction in computer-related costs reflects lower cost activities for expendable hardware, maintenance, support and software licenses. The reduction in depreciation expense is due principally to the effects of previously recorded impairments on certain fixed assets and other certain fixed assets becoming fully depreciated. The reduction in amortization expense is due to the Company’s intangible assets becoming fully amortized between respective periods.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which is currently not fully utilized. Accordingly, cost of revenues is relatively fixed in nature and is expected to grow at a slower pace than revenue. Email Encryption has shown the ability to grow revenues, while leaving cost of revenues flat or only marginally increasing as more efficient methods of product delivery and service have been implemented. For example, the Email Encryption revenues for the three-month period ending March 31, 2007, have increased $601,000, or 18%, when compared to the same period in 2006, but the cost of revenues have actually decreased as indicated above.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, training and e-Prescribing device costs. In e-Prescribing, a greater proportion of total cost of revenues relates to the field deployment and device costs. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated with demand. The $251,000 decrease in cost of revenues for the three-month period ending March 31, 2007, compared to the same period in 2006 reflects a decrease of approximately $39,000 and $212,000, respectively in fixed and variable costs. The decrease in fixed costs is due principally to the reduced costs of data center-related activities. The decrease in variable costs is primarily due to a reduction in personnel costs, including contract labor principally involved in the deployment of handheld devices, as well as a reduction in handheld device costs resulting from a decrease in the number of new, billable deployments for which revenue is recognized.
Research and Development Expenses
     The following table sets forth a quarter-over-quarter comparison of the Company’s research and development expenses:

	Three Months Ended March 31,
	2007	2006	Variance
Total research and development	$1,299,000	$1,595,000	$(296,000)	(19%)
     Research and development expenses decreased 19% in the three-month period ended March 31, 2007, compared to the same period in 2006. The decrease consisted of $360,000 for personnel costs, which were partially offset by increases in sundry cash and non-cash expenses of $64,000. The personnel reductions involved primarily headcount reductions between periods in the e-Prescribing segment. The total decrease of $296,000 can be separated between segments as follows: $71,000 decrease for Email Encryption and $225,000 decrease for e-Prescribing.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased 27% in the three-month period ended March 31, 2007, compared to the same period in 2006. The general trend is a reduction in expenses as the Company has reorganized and reduced certain marketing resources and consolidated various administrative functions from acquired companies in headquarters, as the Company continues to focus on its two core markets and a number of one-time expense reductions.
     The following table sets forth a quarter-over-quarter comparison of the Company’s selling, general and administrative expenses:

	Three Months Ended March 31,
	2007	2006	Variance
Total selling, general and administrative	$4,800,000	$6,592,000	$(1,792,000)	(27%)
     The decrease in selling, general and administrative expenses is made up of $1,534,000 of cash expenses and $258,000 in non-cash expenses. The decrease in non-cash expense relates primarily to share based compensation costs between periods. The cash expense decrease was split between people costs and non-people costs of $1,079,000 and $455,000, respectively. People costs decreased because of lower headcount and were specifically seen in lower salary costs, payroll taxes and contract labor costs. The significant contributors in lower non-people costs were: $200,000 for lower costs, approximately half of which was due to lower cost of services, and the other half due to the allocation of IT services to other categories, rather than the 100% being allocated to selling, general and administrative, as in previous years. Other reduced non-people costs related to the lower head count were $300,000 in professional fees, $200,000 in travel expenses, $85,000 in other sundry expenses, and $50,000 in consulting. These decreases were partially offset by a $380,000 increase between periods in taxes related to a one-time 2006 Canadian tax refund of approximately $99,000 for previously paid Canadian Indirect Taxes; a $198,000 sales & use tax refund for previously paid taxes and approximately $83,000 for other sales & use tax expenses accrued in the first quarter of 2006.
Customer Deposit Forfeiture
     The $2,000,000 reduction of operating expenses recorded in the three-month period ending March 31, 2007, represents the forfeiture by sanofi-aventis of a customer deposit in accordance with a Master Services Agreement, which was entered into with Aventis for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 11 to the condensed consolidated financial statements and Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006) for the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. Previously, the Company recorded a $1,000,000 and $960,000 reduction of operating expenses in the first quarter of 2006 and second quarter of 2005, respectively. The Company believes that the forfeitures of deposit are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel following the execution of the Master Services Agreement mentioned above.
Investment and Other Income
     Investment and other income was $155,000 and $217,000 for the quarters ended March 31, 2007 and 2006, respectively. The decrease is attributable to reduced average cash and cash equivalents balances for the respective periods.

Interest Expense
     Interest expense for the three-month period ending March 31, 2007, is $50,000 compared to $418,000 for the same period in 2006. The first quarter 2007 interest expense consists of the following:

	Stated Interest	Financing Cost		Discount	Total Interest
	on Notes	Amortization	Warrants Issues	Amortization	Expense
Promissory note payable (original note)	$—	$—	$—	$38,000	$38,000
Promissory note payable (new note)	—	—	—	6,000	6,000
Short-term promissory note	5,000	—	—	—	5,000
Other	1,000	—	—	—	1,000

Total	$6,000	$—	$—	$44,000	$50,000
     The first quarter 2006 interest expense consisted of the following:

	Stated Interest	Financing Cost		Discount	Total Interest
	on Notes	Amortization	Warrants Issues	Amortization	Expense
Convertible promissory note payable	$93,000	$140,000	$63,000	$10,000	$306,000
Promissory note payable (original note)	—	104,000	—	—	104,000
Short-term promissory note	4,000	—	—	—	4,000
Capital Leases	4,000	—	—	—	4,000

Total notes payable	$101,000	$244,000	$63,000	$10,000	$418,000
     The $368,000 decrease is primarily due to the early extinguishment of the outstanding balance of the convertible promissory notes payable in June of 2006 (see Note 14 of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
     The promissory note payable (Original Note) represents the Aventis, Inc., note payable issued concurrently with the MyDocOnline acquisition on January 30, 2004 (see Note 12 to the condensed consolidated financial statements). In February 2007, the Company announced that it had entered into a definitive agreement with sanofi-aventis, a successor-in-interest to Aventis Inc., to restructure the original indebtedness. One element of the restructure was the delivery to sanofi-aventis by the Company of a secured promissory note in the original principal amount of $1,600,000. The New Note has a stated interest rate of 5% with no prepayment penalty.
Loss on extinguishment of debt
     On February 28, 2007, Zix Corporation announced that it entered into a definitive agreement with sanofi-aventis U.S. Inc. (“sanofi-aventis”), a successor-in-interest to Aventis Inc., to restructure the indebtedness under the its Original Note in the original principal amount of $3,000,000 (see Note 12 to the condensed consolidated financial statements) held by sanofi-aventis.
     Pursuant to its agreements with sanofi-aventis, the Company satisfied its obligations under the Original Note by means of (i) a prepayment on the Original Note in the form of 700,000 unrestricted shares of the Registrant’s common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of the Registrant’s secured promissory note in the original principal amount of $1,600,000 (the “New Note”), secured by letter of credit, and the issuance of a five year warrant for 145,853 shares at an exercise price of $4.48 per share (the “New Warrant”). The new warrants replaced the warrants originally issued to Aventis in connection with the MyDocOnline acquisition.
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

     The Company accounted for this agreement to restructure its indebtedness with sanofi-aventis by first extinguishing the Original Note, which resulted in a loss on extinguishment of debt of $178,000.
Income Taxes
     Income taxes were $3,000 and $6,000 for the three-month period ending March 31, 2007 and 2006, respectively. The tax expense relates to the operations of the Company’s Canadian subsidiary. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income.
     The Company’s deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, the Company’s ability to fully utilize its deferred tax assets, including its net operating loss carry forwards, against future taxable income may be limited.
     As of January 1, 2007, as required, the Company adopted the FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended March 31, 2007, or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.
Net Loss
     As a result of the foregoing, the Company’s net loss was $1,641,000 for the three months ending March 31, 2007, and $6,874,000 for the corresponding period in 2006.
Liquidity and Capital Resources
Overview
     Due to the Company’s history of operating spending exceeding customer receipts, liquidity has been and continues to be an item of particular focus for the Company’s management. Essential to liquidity is the ability of the Company to meet its obligations as they become due and in the ordinary course of business. Over the long term, it is imperative that the Company becomes cash flow positive from operations. The Company operates in developing and emerging markets for its products, which makes predicting future cash flows difficult.
     The Company has total contractual obligations over the next year of $1,553,000 and of $5,253,000 over the next three years consisting of debt obligations and other contractual commitments. The amount due in the next year includes $229,000 in debt payments (primarily for a commercial insurance-related promissory note that calls for monthly payments and expires in November 2007). The three year total also includes the $1,600,000 promissory note issued to sanofi-aventis as part of the restructured promissory note (see Note 12 to the condensed consolidated financial statements). The remainder of the three year obligations consists primarily of rental obligations associated with the Company’s various facilities. Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.

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
     Operationally, the future cash flow of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed new first-year orders) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	New insurance payor sponsorships of the e-Prescribing service to physicians;

•	Successful adoption and usage of the e-Prescribing service by physicians;

•	Retention of the users (physicians) of the e-Prescribing service;

•	Future transaction fees (or related fees) associated with the use of the e-Prescribing service; and

•	Our ability to increase the business volume with reasonable cost increases.
     Email Encryption — The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. For several years the spending in Email Encryption exceeded cash receipts. As that business has matured, the gap between cash spending and cash receipts from operations has narrowed substantially and in 2006 cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption, which was accomplished by keeping costs relatively flat while continuing to book new first-year orders (approximately $4,700,000 in calendar year 2006), as well as maintaining a high customer renewal rate for existing customers whose initial contracted service period had expired.
     e-Prescribing — The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption; thus, the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching and exceeding a level of subscribers required to overcome the spending needed to profitably provide the service. The Company currently estimates a range of 10,000 to 12,000 active users (subscribers) are needed for these fixed costs to be overcome.

     As of March 31, 2007, the Company had seven payor sponsors under contract. The Company currently has the staff on hand to deploy 500 units per quarter and has a backlog of approximately 1,330 sponsored, but not yet deployed units. In 2006, the Company deployed approximately 2,250 units and for the three months period ending March 31, 2007 it deployed approximately 500 units. However, not all users to whom the e-Prescribing service is deployed become active. Based on current trends, the Company believes that between 60%-70% of the users deployed in the previous five quarters will ultimately become active users. As of March 31, 2007, the Company had approximately 2,900 active prescribers using the service. Additionally, the Company experiences some attrition among its active users, so not all active users will remain active. Finally, the Company continues to review, and where appropriate, make changes to its contracts, recruiting and training strategy in an effort to increase the active rate.
     Most contracts renew on an annual basis. Our largest and original payor sponsor has continued to sponsor renewals for its affiliated and active users. Additionally, with several of the new payor sponsors originally contracted in 2006 either presently undergoing and approaching renewal processes or will approach their respective renewal dates during the remainder of 2007, the Company expects to improve its understanding in trends regarding retention rates for e-Prescribing, as those trends will cover a larger portion of the total customer base. For those users not meeting the threshold of being considered active and thus not being eligible for continued sponsorship by a payor sponsor, the Company attempts to execute a renewal contract directly with the individual user or medical practice.
     The breakeven point to cover both fixed and variable costs will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. The transaction-based fees, or usage fees, form an important part of the e-Prescribing breakeven point mentioned above. The Company has signed three contracts with transaction-based fees or the equivalent with existing and new healthcare payors. The Company also has a contract with a payor sponsor that provides for a shared savings payment arrangement measured by improvements in prescribing behavior. Further, in most cases, there are multiple payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Lastly, possible sources for additional transaction fees include parties who could benefit from a real time, electronic connectivity with PocketScript users. For example, currently the Company has contracts that allow it to bill fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to Pharmacy Benefits Managers (PBM).
     The Company continues to closely monitor developments in the e-Prescribing market and will adjust spending in that area commensurate with expected future returns. The extent and timing of the Company’s success (or lack thereof) in the e-Prescribing market will have significant impact on liquidity. The extent to which the Company views the e-Prescribing market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses, if required. The Company believes it has the ability to adjust some cash spending to react to shortfalls in projected cash.
     As a result of the cost reduction measures undertaken in 2006, relatively low contractual future spending commitments, historically high customer renewals and continued growth in the Email Encryption Service consistent with past rates, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and current cash and cash equivalent balances the Company believes it has adequate resources and liquidity to sustain operations for the twelve months from April 1, 2007, and is projecting cash flow improvements through cash receipt increases and cost containment to augment its liquidity beyond this time frame.
     There are no assurances that the Company will ultimately achieve or achieve in a timely manner, improvements in the Company’s liquidity. Should business results not occur as projected, the Company may not achieve its liquidity goals. If the Company does not meet these goals, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its liquidity goals. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital on our way to cash flow breakeven by issuing new shares of common stock given the current price of the Company’s common stock and because, at the Company’s current course and progress, the Company believes it has sufficient resources to begin generating cash flow. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.

Sources and Uses of Cash Summary
     Ending cash, cash equivalents and marketable securities on March 31, 2007, was $10,786,000 versus $14,158,000 on March 31, 2006. These balances exclude restricted cash of $1,700,000 at March 31, 2007, and $35,000 at March 31, 2006. Restricted cash is not available for operations because of contractual restrictions placed on that cash, primarily from placement of the cash in collateral accounts used to secure debt and make debt payments.
     The following table shows various sources and uses of operating cash for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	Variance
Operating Cash Receipts	$7,980,000	$4,896,000	$3,084,000	63%
Net Operating Cash Spending	(7,990,000)	(10,442,000)	2,452,000	23%

Net Cash Used by Operating Activities	$(10,000)	$(5,546,000)	$5,536,000	100%

     For the quarter ended March 31, 2007, the net cash used by operating activities improved $5,536,000 over the comparable period in 2006. Overall, the Email Encryption Service yielded positive cash flow from operations while e-Prescribing had negative cash flow from operations. Cash flow from operations is a management measurement computed from total cash receipts minus cost of revenues and direct costs, but excluding total unallocated expense/income. Email Encryption has seen year-on-year improvement in cash flow because of continued growth in new subscriptions and its high rate of customer renewals. The Company anticipates that year-on-year Email Encryption cash flow improvement should continue as long as new subscriptions and the rate of customer renewals are sustained. The early-stage market of e-Prescribing makes the expected cash usage for the Company’s e-Prescribing service in 2007 less predictable. Improved cash utilization for the e-Prescribing service is dependent upon securing new payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction and performance-based fees.
     As reported in the condensed consolidated statements of cash flows, net cash flows used by investing activities was $1,912,000 for the quarter ended March 31, 2007, compared to $398,000 for the comparable period in 2006. Of respective yearly totals, $247,000 and $398,000 were used to purchase various computing equipment primarily to satisfy customer contracts. Most prevalent are purchases of computer servers for the Email Encryption business, which are required to deliver the Company’s services. The amount of additional spending on capital equipment for the remainder of 2007 will generally be directly proportionate to the Company’s success in securing new Email Encryption business. Also included in the total net cash flows used by investing activities for quarter ended March 31, 2007, was $1,665,000 of restricted cash. The balance relates primarily to a Letter of Credit in the amount of $1,675,000 and issued in favor of sanofi-aventis as security for a $1,600,000 promissory note issued in the first quarter of 2007 by the Company (see Note 12 to the condensed consolidated financial statements).
     Net cash used by financing activities for the quarter ended March 31, 2007, was $75,000 compared to $138,000 for the comparable period in 2006. The total for 2007 is wholly related to payments made on an 11-month note payable to Cananwill, Inc. totaling $279,000 to finance the Company’s 2007 commercial insurance requirements. The note matures in November 2007. Interest and principal payments are made on a monthly basis (see Note 12 to the condensed consolidated financial statements). Net cash used by financing activities for the comparable period in 2006 related to payments made on various note payables.
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

Cash Sources
     The following items are essential to the Company’s future operating cash sources:
•	contractual backlog;

•	Email Encryption growth and retention;

•	e-Prescribing growth and retention; and

•	e-Prescribing transaction and performance-based fees.
     Backlog — The Company’s end-user order backlog of $27,910,000 is comprised of contractually bound customer agreements that are expected to be amortized into revenue as services are provided in the future. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of $13,015,000 of deferred revenue that has been billed and paid and $14,895,000 that has either not yet been billed or has been billed, but not collected in cash as of March 31, 2007. The Company estimates that approximately sixty percent of the amount not yet billed will be billed in the next twelve months.
     Email Encryption growth and retention — The Company collected cash receipts of $5,413,000 in the three months ended March 31, 2007. The Company estimates cash receipts from Email Encryption in the next twelve months will be approximately $21,600,000. The Company assumes it will collect contractually billed amounts, experience continued high renewal rates and continue to add new first-year orders in the range of the new first-year orders demonstrated in the last five quarters, continued growth in its OEM/channels and new service related order activities. The Company believes that the anticipated increase in cash receipts can be achieved with minimal additional costs.
     e-Prescribing growth and retention — The Company’s go-to-market model in e-Prescribing has been to contract with healthcare payors who pay the Company to provide service to physicians for at least one year. The Company believes that this model is the most cost effective method of pursuing the market at this time. The Company has demonstrated selling and deployment success with this model with seven major insurance payors. The Company’s current list price for the first year of the service is $2,000, which includes twelve months of service as well as set-up fees, and a $600 per year fee for service in subsequent years. The Company currently has a usage-based arrangement with one of the payor sponsors, which provides for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior. In light of the relatively low margins on installation and service during the initial year of deployment, the Company’s ability to promote high utilization rates for each prescriber, and thus, to increase the likelihood of renewals and the generation of transaction fees, is an important aspect of the Company’s cash flow breakeven plan for e-Prescribing.
     e-Prescribing transaction and performance-based fees — The Company’s go-to-market model in e-Prescribing also involves securing additional contracts where customers pay for various transactions that occur through the e-Prescribing service. For example, the Company has signed three contracts with transaction-based fees or the equivalent with existing and new healthcare payors. The Company also has a contract with a payor/sponsor that provides for a shared savings payment arrangement measured by improvements in prescribing behavior. Further, in most cases, there are multiple healthcare payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     Possible sources for additional transaction fees include parties other than payors, who could benefit from a real time, electronic connectivity with PocketScript users. For example, the Company has contracts with pharmacy benefit managers and one electronic prescription aggregator for prescriptions that are fulfilled through their system. During 2006, the Company received an average of 6 to 7 cents per script from these contracts. In 2007, some of these contracts with parties other than payors, will undergo renewal and/or renegotiation, and the Company is unsure of the outcome. However, the Company expects that through the course of the negotiations there is likely to be a decrease in these fees.
     Securing further transaction and performance-based revenue streams in excess of those currently under contract will be required so that the previously discussed targeted range of 10,000 to 12,000 active physicians will provide returns in excess of fixed costs of providing the e-Prescribing service.

Cash Requirements
     While the contractual commitments of the Company as of March 31, 2007, are relatively low in comparison to historical cash used from operations, the Company anticipates further net cash usage from operations over the next twelve months. The Company’s cash requirements consist principally of the Company’s contractual commitments; funding its operating losses as it maintains a leadership position in the emerging e-Prescribing market; and capital expenditures. The latter primarily involves computer equipment to support new Email Encryption customer orders and, over time, ongoing refurbishment of the data center and customer-located Email Encryption computer equipment. The Company’s cash requirements beyond contractual commitments are primarily targeted toward funding its operating losses in the e-Prescribing business.
     The Company has acquisition costs associated with adding subscribers to both the Email Encryption and e-Prescribing services. For Email Encryption, the costs are primarily selling and marketing, while for e-Prescribing the costs are selling, recruitment, and deployment related, including hardware device costs. In the first year of the e-Prescribing service, the Company generally targets fees from the customer that cover the majority of the incremental acquisition costs. After the first year of e-Prescribing service, the incremental cost to support customers decreases significantly, which increases the variable cash contribution to the Company as each contract matures. In addition, net cash contributions from transaction-based fees are high relative to the incremental costs to generate these fees. During the three months ended March 31, 2007, the Company deployed the e-Prescribing service to approximately 500 prescribers. Future quarters with deployments greater than these quantities will equate to greater variable costs offset with greater cash receipts from the sponsors and lower deployments versus this current run rate would equate to lower variable costs and lower cash receipts than recently experienced.
     The Company is projecting its operating spending to be approximately $33,400,000 inclusive of capital equipment purchases for the twelve months beginning April 1, 2007. This projection is based on the Company’s current organization size, the current order and deployment rates and the annualized operating spending. See “Liquidity Summary” below.
Liquidity Summary
     Currently, the Company believes its total cash (including cash, cash equivalents and restricted cash) will be as high as $8,000,000 as of December 31, 2007, as well as on March 31, 2008. The underlying assumptions relative to the total cash goal at March 31, 2008 are:
•	As of March 31, 2007, total cash on hand is $12,486,000 (including $1,700,000 of restricted cash);

•	Cash receipts for the next twelve months are projected to be approximately $28,900,000 based on current contracted billings and estimated contract renewals and new business; and

•	Operating spending plus capital asset purchases for the next twelve months is projected to be approximately $33,400,000 based upon the Company’s organization and order and deployment rates as of March 31, 2007.
     Based on the foregoing assumptions and projections, the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months, beginning April 1, 2007.
     There are no assurances that the Company will ultimately achieve or achieve in a timely manner these levels of projected cash receipts or expenses. Should business results not occur as projected, the Company may not achieve these projections. If the Company does not meet these goals, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its March 31, 2008, total cash (or equivalents) goal. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company has expressed a lack of willingness, relative to other alternatives, to raise capital on our way to cash flow breakeven by issuing new shares of common stock given the current price of the Company’s common stock and because, at the Company’s current course and progress, the Company believes it has sufficient resources to begin generating cash flow. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.

Options and Warrants of ZixCorp Common Stock
     The Company has significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of March 31, 2007. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in	Total Value of
Exercise Price Range	Outstanding Shares	Outstanding Shares	Outstanding shares)	Vested Shares
$1.21 - $1.99	8,981,165	$13,763,829	7,024,458	$10,809,202
$2.00 - $3.49	5,291,642	15,741,400	4,379,475	13,150,846
$3.50 - $4.99	3,799,968	16,570,001	3,328,094	14,588,133
$5.00 - $5.99	1,653,948	8,550,911	1,653,948	8,550,911
$6.00 - $8.99	1,035,215	6,619,508	918,548	5,864,674
$9.00 - $19.99	1,266,495	13,462,842	1,266,495	13,462,842
$20.00 - $57.60	1,137,695	60,547,051	1,137,695	60,547,051

Total	23,166,128	$135,255,542	19,708,713	$126,973,659
Off-Balance Sheet Arrangements
     None.
Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of March 31, 2007:

	Payments Due by Period
	Total	< 1 Year	1-3 Year	> 3 Years
Debt (long-term and short-term)	$1,939,000	$229,000	$1,710,000	$—
Operating leases	8,298,000	1,324,000	3,543,000	3,431,000

Total	$10,237,000	$1,553,000	$5,253,000	$3,431,000

     ZixCorp has not entered into any material, non-cancelable purchase commitments at March 31, 2007.
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,434,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     In February 2007, the Company announced that it entered into a definitive agreement with sanofi-aventis to restructure a promissory note in the original principal amount of $3,000,000 to sanofi-aventis. Pursuant to this agreement the Company satisfied its obligations under the original note by means of (i) a prepayment on the original note in the form of 700,000 unrestricted shares of the Company’s common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of a secured promissory note in the principal amount of $1,600,000 and the issuance of a five year warrant for 145,853 shares at an exercise price of $4.48. The new note is fully secured by a letter of credit, bears interest at the rate of 5% and is payable in eight quarterly installments of $200,000 each, with the first payment due in April 2008 and the final payment due in January 2010. The payment of the new note is reflected in the table above (see Note 12 to the condensed consolidated financial statements).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the three-month period ended March 31, 2007, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2006 Annual Report to Shareholders on Form 10-K in Part II, Item 7A, which are incorporated by reference into this report on Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     An evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company’s annual report on Form 10-K for the year ended December 31, 2006, did not include (nor does this quarterly report on Form 10-Q include) an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report in the annual report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Item 1A. Risk Factors and Note 14 to the condensed consolidated financial statements.
ITEM 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in the Company’s Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     As described in the Company’s Current Report on Form 8-K, dated February 28, 2007, and Note 12 to the condensed consolidated financial statements, the Company issued 700,000 unrestricted shares to sanofi-aventis in February 2007 in partial prepayment of amounts owed to sanofi-aventis under an original principal amount $3,000,000 promissory note.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

4.1	Agreement, dated February 22, 2007, between Zix Corporation and sanofi-aventis U.S. Inc. Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

4.2	Secured Promissory Note, dated February 22, 2007, of Zix Corporation issued to sanofi-aventis U.S. Inc. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

4.3	Warrant, dated February 22, 2007, to purchase 145,853 shares of Common Stock issued by Zix Corporation to sanofi-aventis U.S. Inc. Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

10.1*	Stock Option Agreement, effective as of December 18, 2006, between Russell Morgan and Zix Corporation covering 85,000 shares.

10.2*	Stock Option Agreement, effective as of December 18, 2006, between David Robertson and Zix Corporation covering 100,000 shares.

10.3*	Stock Option Agreement, effective as of December 18, 2006, between Richard D. Spurr and Zix Corporation covering 400,000 shares.

10.4*	Stock Option Agreement, effective as of December 18, 2006, between Barry Wilson and Zix Corporation covering 30,000 shares.

10.5*	Stock Option Agreement, effective as of December 18, 2006, between Ronald A. Woessner and Zix Corporation covering 80,000 shares.

10.6*	Sublease, dated as of April 11, 2007, between PocketScript, Inc., as Sublessor, and Haverstick Consulting, Inc., as Sublessee.

17.1	Letter of Dr. Ben G. Streetman, Resignation from Board of Directors, effective April 4, 2007. Filed as Exhibit 17.1 to Zix Corporation’s Current Report on Form 8-K, dated April, 4. 2007, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on May 15, 2007.

ZIX CORPORATION
By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 15, 2007.

Signature	Title

/s/ Richard D. Spurr	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

(Richard D. Spurr)

/s/ Barry W. Wilson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(Barry W. Wilson)

/s/ Robert C. Hausmann	Director

(Robert C. Hausmann)

/s/ Charles N. Kahn III	Director

(Charles N. Kahn III)

/s/ James S. Marston	Director

(James S. Marston)

/s/ Antonio R. Sanchez III	Director

(Antonio R. Sanchez III)

/s/ Paul E. Schlosberg	Director

(Paul E. Schlosberg)