Form 10-Q
period 2007-06-30
ZIX CORP
filed 2007-08-14
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2007

Common Stock, par value $0.01 per share	60,338,839

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,436,000	$12,783,000
Restricted cash	200,000	—
Receivables, net	811,000	746,000
Prepaid and other current assets	1,746,000	2,178,000

Total current assets	13,193,000	15,707,000
Restricted cash	1,500,000	35,000
Property and equipment, net	2,052,000	2,404,000
Intangible assets, net	—	23,000
Goodwill	2,161,000	2,161,000
Deferred financing costs and other assets	125,000	36,000

Total assets	$19,031,000	$20,366,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$573,000	$221,000
Accrued expenses	3,064,000	3,079,000
Deferred revenue	11,296,000	8,388,000
Customer deposit	6,000	2,000,000
Promissory note payable	200,000	2,661,000
Short-term note payable	104,000	255,000

Total current liabilities	15,243,000	16,604,000
Long-term liabilities:
Deferred revenue	3,706,000	2,496,000
Promissory note payable	1,293,000	—
Deferred rent	352,000	339,000

Total long-term liabilities	5,351,000	2,835,000
Total liabilities	20,594,000	19,439,000

Commitments and contingencies (see Note 16)
Stockholders’ equity (deficit):
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 62,666,020 issued and 60,338,839 outstanding in 2007 and 61,966,020 issued and 59,638,839 outstanding in 2006	627,000	620,000
Additional paid-in capital	324,609,000	322,330,000
Treasury stock, at cost; 2,327,181 common shares in 2007 and 2006	(11,507,000)	(11,507,000)
Accumulated deficit	(315,292,000)	(310,516,000)

Total stockholders’ equity (deficit)	(1,563,000)	927,000

Total liabilities and stockholders’ equity	$19,031,000	$20,366,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$5,555,000	$4,209,000	$10,942,000	$8,104,000
Cost of revenues	2,647,000	3,090,000	5,500,000	6,465,000

Gross margin	2,908,000	1,119,000	5,442,000	1,639,000
Operating expenses:
Research and development expenses	1,343,000	1,626,000	2,642,000	3,221,000
Selling, general and administrative expenses	4,649,000	6,549,000	9,449,000	13,141,000
Customer deposit forfeiture	—	—	(2,000,000)	(1,000,000)
Loss on impairment of operating lease	100,000	—	100,000	—

Total operating expenses	6,092,000	8,175,000	10,191,000	15,362,000

Operating loss	(3,184,000)	(7,056,000)	(4,749,000)	(13,723,000)
Other (expense) income:
Investment and other income	139,000	294,000	294,000	511,000
Interest expense	(56,000)	(477,000)	(106,000)	(895,000)
Gain on derivative liabilities (See Note 13)	—	2,930,000	—	2,930,000
Loss on extinguishment of debt	—	(871,000)	(178,000)	(871,000)

Total other (expense) income	83,000	1,876,000	10,000	1,675,000

Loss before income taxes	(3,101,000)	(5,180,000)	(4,739,000)	(12,048,000)
Income taxes benefit (expense)	(34,000)	94,000	(37,000)	88,000

Net loss	$(3,135,000)	$(5,086,000)	$(4,776,000)	$(11,960,000)

Basic and diluted loss per common share	$(0.05)	$(0.09)	$(0.08)	$(0.22)

Basic and diluted weighted average common shares outstanding	60,338,839	59,200,723	60,110,662	54,453,902

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance, January 1, 2007	61,966,020	$620,000	$322,330,000	$(11,507,000)	$(310,516,000)	$927,000
Common stock issued upon restructure of promissory note payable	700,000	7,000	1,386,000	—	—	1,393,000
Employee share-based compensation costs	—	—	826,000	—	—	826,000
Non-employee stock-based compensation	—	—	66,000	—	—	66,000
Other	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	(4,776,000)	(4,776,000)

Balance, June 30, 2007	62,666,020	$627,000	$324,609,000	$(11,507,000)	$(315,292,000)	$(1,563,000)
See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(4,776,000)	$(11,960,000)
Non-cash items in net loss:
Depreciation and amortization	881,000	1,545,000
Amortization of debt discount / premium, financing costs and other	16,000	686,000
Value of additional warrants issued	—	10,000
Loss on extinguishment of debt	178,000	871,000
Gain on derivative liabilities	—	(2,930,000)
Loss on impairment of operating lease	100,000	—
Employee share-based compensation costs	826,000	1,440,000
Non-employee share-based compensation costs	66,000	—
Customer deposit forfeiture	(2,000,000)	(1,000,000)
Changes in deferred taxes	(89,000)	(87,000)
Common stock issued to employees and non-employee in lieu of cash	—	187,000
Changes in operating assets and liabilities:
Receivables	(65,000)	(360,000)
Prepaid and other current assets	436,000	443,000
Accounts payable	385,000	(393,000)
Deferred revenue	4,118,000	1,149,000
Accrued and other liabilities	(64,000)	(205,000)

Net cash provided (used) by operating activities	12,000	(10,604,000)
Investing activities:
Purchases of property and equipment	(543,000)	(692,000)
Restricted cash investments, net	(1,665,000)	5,100,000

Net cash provided (used) by investing activities	(2,208,000)	4,408,000
Financing activities:
Proceeds from private placement of common stock	—	11,817,000
Payment of expenses relating to private placement of common stock	—	(814,000)
Payment of convertible debt	—	(5,000,000)
Payment of premium on convertible debt	—	(200,000)
Payment of short-term notes payable, capital leases and other	(151,000)	(278,000)

Net cash provided (used) by financing activities	(151,000)	5,525,000

Decrease in cash and cash equivalents	(2,347,000)	(671,000)
Cash and cash equivalents, beginning of period	12,783,000	20,240,000

Cash and cash equivalents, end of period	$10,436,000	$19,569,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or “the Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2006 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.
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
     The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three and six-month periods ended June 30, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three and six-month periods ended June 30, 2007, or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.
3. Company Overview and Liquidity
     As of January 1, 2006, the Company operates two reporting segments, Email Encryption and e-Prescribing, which provide services that protect, manage and deliver sensitive electronic information and provide electronic prescribing at the point of care. Prior to January 1, 2006, the Company was operated and managed as a single reporting segment.
     The Company’s Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails need to be sent securely to comply with regulations or corporate policy. It is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. Also, Email Encryption is referred to in this document as “Secure Messaging”. e-Prescribing consists of a single product line named PocketScript®. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to virtually any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology to improve patient safety and reduce prescription costs due to better information at the point of care. The e-Prescribing service is also offered as a hosted, software, service solution. The Company’s business model is designed to remove known obstacles to physician adoption by getting health plan payors to “sponsor” physicians such that set-up costs, including installation and training and the initial service period are paid for. Both the Email Encryption and e-Prescribing services have required the Company to make a significant up-front investment to establish service and secure enough subscribers to make the businesses profitable.
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

     The Company has total contractual obligations over the next year of $1,699,000 and of $5,354,000 over the next three years consisting of debt obligations and other contractual commitments. The amount due in the next year includes $304,000 in debt payments (consisting of $104,000 for a commercial insurance-related promissory note that calls for monthly payments and expires in November 2007 and $200,000 representing the first installment due in April 2008 for a promissory note issued to sanofi-aventis as part of the restructuring of indebtedness owed to a predecessor interest to sanofi-aventis). The three year total includes the total $1,600,000 promissory note issued to sanofi-aventis as part of the indebtedness restructuring. Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of its spending in excess of contractual commitments is discretionary and flexible.
     The recurring nature of the Company’s Email Encryption subscription business model makes cash receipts rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption where the fees are paid typically on an annual basis at the inception of each year of service. In some cases, customers choose to prepay monies due on the entire contract term in exchange for a contract discount. In 2006, cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption, which was accomplished by keeping costs relatively flat while continuing to book new first-year orders (approximately $5,100,000 for the previous twelve months), and maintaining a high customer renewal rate for existing customers whose contracted service period had expired.
     For the second quarter, 2007, customer contract renewals were 100% on a contract value basis, which will lead to continued revenue growth. The Company believes that revenue will continue to grow in Email Encryption. Starting in 2007, the Company moved to a new metric for measuring its customer renewal rate for Email Encryption. In past quarters, the Company had used a metric that represented the percentage of gateway and portal customer accounts that had renewed. While this metric was very useful as a measurement of overall customer satisfaction with our services, it did not draw any distinction between our largest and smallest customers. The Company’s new renewal metric is based on the twelve month dollar value of bookings versus the previous twelve month revenue value for the same set of customers rather than the number of customer accounts. As with the previous method of measurement, this metric will represent revenue from our gateway and portal customers.
     For the second quarter of 2007, the Company’s twelve-month renewal bookings were $1,993,000, which was 99.6% of the amount of the dollar value of bookings scheduled for renewal in the quarter. The renewals would have been reported previously as an 86.5% renewal rate based on number of accounts; however, because the non-renewing accounts were small, the renewal rate would have been 99.1% were it measured on the basis of the number of seats potentially up for renewal.
     The Company’s list pricing for Email Encryption has remained generally consistent in 2007 when compared with 2006 and the Company has experienced relatively consistent discount percentages off the list price in those periods. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period.
     The e-Prescribing service and corresponding market is significantly earlier in its life cycle when compared to Email Encryption; thus, the Company has chosen to spend money in excess of cash receipts to build an e-Prescribing subscription base with the target of reaching and exceeding a level of subscribers needed to overcome the required fixed cost spending. The Company estimates a range of 10,000 to 12,000 active users (subscribers) is needed to cover the fixed costs.
     Currently, the Company has eight payor/sponsors under contract. The Company currently has the staff on hand to deploy 500 units per quarter and has a backlog of approximately 950 sponsored, but not yet deployed units. For the year 2006, the Company deployed approximately 2,250 units and for the six-month period ending June 30, 2007, it deployed approximately 1,050 units. However, not all users to whom the e-Prescribing service is deployed become active. Based on current trends, the Company believes that between 60%-70% of the users deployed in the previous six quarters will ultimately become active users. As of June 30, 2007, the Company had approximately 3,100 active prescribers using the service. Additionally, the Company experiences some attrition in its deployed and active user base. The Company continues to review, and where appropriate, make changes to its contracts, recruiting, and training strategy in an effort to increase the active user rate.
     Most e-Prescribing contracts renew on an annual basis. Currently, six out of eight payor/sponsors under contract have either renewed their respective active subscribers or have expressed an intent to do so. Consequently, the Company expects to improve its understanding of trends regarding retention rates for e-Prescribing, as those trends will cover a larger portion of the total customer base. For those users not qualifying for a relevant payor renewal fee, the Company attempts to execute a renewal contract directly with the individual user or medical practice.

     The e-Prescribing breakeven point will be strongly influenced by the number of payor contracts signed which provide substantive transaction fees and the number of prescriptions written that qualify for the fee. The transaction-based fees, or usage fees, form an important part of the e-Prescribing breakeven point mentioned above. The Company has signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. The Company also has a contract with a payor sponsor that provides for a shared savings arrangement measured by improvements in physician-user prescribing behavior. Further, in most cases, there are multiple payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Finally, possible sources for additional transaction fees include parties who could benefit from a real time, electronic connectivity with Pocket Script users. For example, the Company currently has contracts that allow it to bill fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefits managers (PBM).
     Based on the following assumptions and projections, the Company believes it has adequate resources and liquidity to sustain operations for the twelve month period ending June 30, 2008.
•	As of June 30, 2007, total cash on hand was $12,136,000 (including $1,700,000 of restricted cash);

•	Cash receipts for the next twelve months are projected to be approximately $30,600,000 based on current contracted billings and estimated contract renewals, prepay amounts and estimated new business; and

•	Operating spending including debt payments and capital asset purchases for the next twelve months is projected to be approximately $34,700,000 based on the Company’s organization and order and deployment rates as of June 30, 2007.
     There are no assurances that the Company will ultimately achieve, or achieve in a timely manner, improvements in liquidity. Should business results not occur as projected, the Company may not achieve its projections. If the Company does not achieve its projections it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its June 30, 2008, total cash (or equivalents) goal. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company prefers not to raise additional capital on its way to cash flow breakeven by issuing new shares of common stock given the current price of the Company’s common stock and because, at the Company’s current course and progress, the Company believes it has sufficient resources to begin generating cash flow. Accordingly, the extent and timing of success in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.
4. Revenue and Significant Customers
     The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, EITF Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple element nature of the Company’s contracts with customers and the potential for incorrect application of accounting guidance. This requires that revenue recognition be considered a critical accounting policy.
     The Company develops, markets, licenses and supports electronic information protection services. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based service, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, for its Email Encryption Service, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements is recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when the Company is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.

     The Email Encryption Service is a subscription-based service. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of the Company’s ZixVPM service, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer, which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and then recognized as revenue ratably over the subscription period.
     e-Prescribing service arrangements contain multiple deliverables including both hardware and services. Due to the lack of VSOE, these elements are combined into a single unit of accounting and, similar to Email Encryption, recognized as revenue ratably over the longer of the subscription term or expected renewal period. Revenue recognition begins upon installation of the required hardware and commencement of service.
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
     For the three months ended June 30, 2007, e-Prescribing customer Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately $595,000, or 11% of total revenues and 41% of e-Prescribing revenues. For the three months ended June 30, 2006, Blue Cross and Blue Shield of Massachusetts, Inc, accounted for approximately $425,000, or 10% of total revenues and 51% of e-Prescribing revenues. For the six months ended June 30, 2007, e-Prescribing customer Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately $1,165,000, or 11% of total revenues and 40% of e-Prescribing revenues. For the six months ended June 30, 2006, Blue Cross and Blue Shield of Massachusetts, Inc, accounted for approximately $784,000, or 10% of total revenues and 56% of e-Prescribing revenues.
5. Segment Information
     As of January 1, 2006, the Company began to manage the business in two reportable segments: Email Encryption and e-Prescribing as discussed in Note 3.
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

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$4,120,000	$1,435,000	$—	$5,555,000	$3,369,000	$840,000	$—	$4,209,000
Cost of revenues	1,031,000	1,616,000	—	2,647,000	1,319,000	1,771,000	—	3,090,000

Gross margin (loss)	3,089,000	(181,000)	—	2,908,000	2,050,000	(931,000)	—	1,119,000
Direct expenses	2,743,000	1,762,000	—	4,505,000	2,897,000	2,745,000	—	5,642,000

Segment contribution (loss)	346,000	(1,943,000)	—	(1,597,000)	(847,000)	(3,676,000)	—	(4,523,000)
Unallocated (expense) / income
Marketing, general and administrative expense	—	—	(1,487,000)	(1,487,000)	—	—	(2,533,000)	(2,533,000)
Loss on extinguishment of debt	—	—	—	—	—	—	(871,000)	(871,000)
Gain on derivatives	—	—	—	—			2,930,000	2,930,000
Operating lease impairment charge	—	—	(100,000)	(100,000)	—	—	—	—
Investment and other income	—	—	139,000	139,000	—	—	294,000	294,000
Interest expense	—	—	(56,000)	(56,000)	—	—	(477,000)	(477,000)

Total	—	—	(1,504,000)	(1,504,000)	—	—	(657,000)	(657,000)

Income (loss) before income taxes	$346,000	$(1,943,000)	$(1,504,000)	$(3,101,000)	$(847,000)	$(3,676,000)	$(657,000)	$(5,180,000)

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$8,054,000	$2,888,000	$—	$10,942,000	$6,702,000	$1,402,000	$—	$8,104,000
Cost of revenues	2,226,000	3,274,000	—	5,500,000	2,785,000	3,680,000	—	6,465,000

Gross margin (loss)	5,828,000	(386,000)	—	5,442,000	3,917,000	(2,278,000)	—	1,639,000
Direct expenses	5,409,000	3,619,000	—	9,028,000	5,723,000	5,468,000	—	11,191,000

Segment contribution (loss)	419,000	(4,005,000)	—	(3,586,000)	(1,806,000)	(7,746,000)	—	(9,552,000)
Unallocated (expense) / income
Marketing, general and administrative expense	—	—	(3,063,000)	(3,063,000)	—	—	(5,171,000)	(5,171,000)
Loss on extinguishment of debt	—	—	(178,000)	(178,000)	—	—	(871,000)	(871,000)
Gain on derivatives	—	—	—	—	—	—	2,930,000	2,930,000
Operating lease impairment charge	—	—	(100,000)	(100,000)	—	—	—	—
Customer deposit forfeiture	—	—	2,000,000	2,000,000	—	—	1,000,000	1,000,000
Investment and other income	—	—	294,000	294,000	—	—	511,000	511,000
Interest expense	—	—	(106,000)	(106,000)	—	—	(895,000)	(895,000)

Total	—	—	(1,153,000)	(1,153,000)	—	—	(2,496,000)	(2,496,000)

Income (loss) before income taxes	$419,000	$(4,005,000)	$(1,153,000)	$(4,739,000)	$(1,806,000)	$(7,746,000)	$(2,496,000)	$(12,048,000)

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

	June 30, 2007				December 31, 2006
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Total Assets	$3,481,000	$1,476,000	$14,074,000	$19,031,000	$3,377,000	$1,813,000	$15,176,000	$20,366,000

6. Stock Options and Stock-based Employee Compensation
     As of June 30, 2007, there were 9,559,642 options outstanding and 3,156,095 available for grant. Of this amount, 2,795,963 options were available for grant to employees and non-Director consultants and advisors and 360,132 were available for grant to the Company’s Directors.
     For the three and six-month periods ended June 30, 2007, the total stock-based compensation expense was recorded to the following line items of the Company’s condensed consolidated statement of operations:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Cost of revenues	$41,000	$88,000
Research and development expenses	30,000	63,000
Selling, general and administrative expenses	293,000	741,000

Stock-based compensation expense	$364,000	$892,000

     There were no stock option exercises for the six months ended June 30, 2007, or the comparable period in 2006; therefore, no excess tax benefits were recorded in the respective periods. A deferred tax asset totaling $299,000 and $547,000, resulting from stock-based compensation expense, was recorded for the six-months ended June 30, 2007 and 2006, respectively. The deferred tax asset recorded in 2007 was fully reserved and $518,000 of the total tax asset recorded in 2006 was reserved because of the Company’s historical net losses for its United States operations.
     As of June 30, 2007, there was $2,242,000 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.14 years.
     Stock Option Activity
     The following is a summary of all stock option transactions for the three months ended June 30, 2007:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at March 31, 2007	9,618,936	$5.29
Granted at market price	104,240	$1.80
Granted above market price	—	$—
Cancelled or expired	(163,534)	$2.32
Exercised	—	$—

Outstanding at June 30, 2007	9,559,642	$5.30	6.20	$742,000

Options exercisable at June 30, 2007	6,588,017	$6.67	5.14	$132,000

     At June 30, 2007, the Company had 2,040,408 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options is $742,000.
Common Stock Issued in Lieu of Cash
     At June 30, 2007, the Company held 619,672 shares of common stock in reserve under a shareholder approved plan for potential future grant in lieu of cash compensation to employees. For the six-month period ended on June 30, 2007, there were no shares issued.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Common stock issued to employees for compensation in lieu of cash	$—	$—	$—	$157,000
Stock granted to third parties	—	10,000	—	30,000

Total	$—	$10,000	$—	$187,000

     For additional or supplemental information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2006.
7. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and non-cash activities:

	Six Months Ended June 30,
	2007	2006
Cash paid for interest	$45,000	$259,000
Cash paid for income tax	$96,000	$42,000
Noncash investing and financing activities:
Issuance of common stock and warrants related to the restructure of the prior promissory note payable	$1,393,000	$—
Issuance of a replacement promissory note payable	$1,477,000	$—
Accrued expenses relating to private placement of common stock (Note 13)	$—	$94,000
Valuation of beneficial conversion, net of subsequent reversal (Note 12)	$—	$94,000
Accrued expenses related to fixed asset purchases	$33,000	$40,000
Assets sold to customers as part of their subscription service	$4,000	$19,000
Value of additional warrants issued (Note 12)	$—	$130,000
8. Restricted Cash
     The current restricted cash of $200,000 and $1,475,000 of the total non-current restricted cash at June 30, 2007, relates to a Letter of Credit issued in favor of sanofi-aventis as security for a $1,600,000 promissory note issued in the first quarter of 2007 (see Note 12 to the Condensed Consolidated Financial Statements). The remaining non-current restricted cash balance of $25,000 and $35,000 at June 30, 2007 and 2006, respectively, relates to a Letter of Credit given as a security deposit for one of the Company’s office leases.
9. Receivables, net

	June 30,	December 31,
	2007	2006
Gross trade accounts receivable	$5,138,000	$4,523,000
Allowance for returns and doubtful accounts	(64,000)	(71,000)
Unpaid portion of deferred revenue	(4,263,000)	(3,706,000)

Trade receivables, net	811,000	746,000
Note receivable	488,000	488,000
Allowance for note receivable	(488,000)	(488,000)

Note receivables, net	—	—

Total receivables, net	$811,000	$746,000
     The allowance for doubtful accounts includes all specific accounts receivable which the Company believes are likely not collectable based on known information. In addition, the Company records 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.
     The reduction for the unpaid portion of deferred revenue represents future customer service or maintenance obligations which have been billed to customers, but remain unpaid as of the respective balance sheet dates. Deferred revenue on the Company’s condensed consolidated balance sheets represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.
     Note receivable as of June 30, 2007, reflects the remaining balance on an original note with an original principal amount of $540,000 issued in conjunction with the sale of MyDocOnline, Inc. and its remaining product line, Dr. Chart, in September 2005 (See Note 6 to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
     As the note receivable is fully reserved, any payments received are recorded as gains on the prior sale of the Dr. Chart product line. The Company received no interest or principal payments during the second quarter of 2007. Any future interest payments received will be recorded as interest income and principal payments will be recorded as gains on the prior sale of the Dr. Chart product line.

10. Prepaid and other current assets

	June 30,	December 31,
	2007	2006
Inventory	$402,000	$767,000
Deferred cost of sales charges	389,000	334,000
Prepaid insurance, maintenance and other	940,000	1,025,000
Tax related	15,000	52,000

Prepaid and other current assets	$1,746,000	$2,178,000
     Inventory — The Company’s inventory consists mainly of the costs of handheld devices and related networking hardware for e-Prescribing. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. As a general practice, the Company maintains a 60 to 90 day supply of inventory. However, in the fourth quarter of 2006, the Company received an end-of-life product notice from its handheld device vendor. As a result, the Company immediately procured additional quantities of handheld devices sufficient to accommodate the 2007 forecasted e-Prescribing deployments. The Company has completed testing on two alternative devices for use beyond 2007.
     Deferred cost of sales charges — In accordance with the Company’s revenue recognition policy, the revenue associated with certain e-Prescribing deployments is being recognized ratably over the service period. To properly match direct costs with revenue, the Company defers the direct costs of each deployment expected to be recovered. The deferred costs are then amortized into cost of revenues ratably over the period in which revenue is recognized, i.e. the service period. These costs consist mainly of the cost of the handheld device and related networking hardware.
     Prepaid insurance, maintenance and other — This category includes the Company’s prepaid business-related insurance costs, which are amortized ratably over the applicable coverage periods. The maintenance and other portions of this category represent the prepaid hardware maintenance and software licenses and support costs which are amortized ratably over the applicable maintenance or support periods, most of which relate to activities within the Company’s data center. Other service-related prepaid costs included in this category are expensed at the time services are rendered.
11. Customer Deposit
     Customer deposits as of December 31, 2006, consisted of a single customer deposit of $2,000,000, the origin of which relates to the Company’s acquisition of MyDocOnline, Inc. in January 2004 (See the following Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006: Note 13 relative to the master services agreement, which details the origin of the customer deposit; and Note 6 relative to the acquisition of MyDocOnline, Inc.).
     The customer deposit of $2,000,000 was forfeited in the first quarter of 2007 as outlined in the master services agreement. This forfeiture, as was the case involving the previous forfeitures ($960,000 and $1,000,000, in the second quarter of 2005 and the first quarter of 2006, respectively), is reported as customer deposit forfeitures and reduced operating expenses in the respective quarters. The Company believes the forfeitures of deposit are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel.
     At June 30, 2007, the Company also held miscellaneous customer deposits relating to separate customer agreements. These deposits are expected to be reclassified in the normal course of business to deferred revenue and revenue recognition is expected to begin in 2007.
12. Notes Payable
     Total notes payable at June 30, 2007, are as follows:

	Promissory		Promissory
	note payable	Short-Term	note payable	Total
	sanofi-aventis	note payable	sanofi-aventis	note payable
Stated interest rate	4.50%	6.99%	5.00%
Effective interest rate	11.00%	6.99%	9.09%
Term	Mar-07	Nov-07	Jan-10
December 31, 2006, net book value	$2,661,000	$255,000	$—	$2,916,000
Additional discount / warrants	(139,000)	—	(126,000)	(265,000)
Extinguishment of debt	(2,700,000)	—	—	(2,700,000)
Loss on extinguishment	178,000	—	—	178,000
Additional debt / discount / amortization	—	—	1,619,000	1,619,000
Payments made	—	(151,000)	—	(151,000)

June 30, 2007, net book value	$—	$104,000	$1,493,000	$1,597,000
Promissory Note Payable
     Concurrent with the MyDocOnline acquisition on January 30, 2004, Aventis Inc. loaned the Company $3,000,000 due March 15, 2007, with a stated interest rate of 4.5%. The loan was evidenced by a promissory note payable to sanofi-aventis and secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement. Interest on the note was payable only in services provided by the Company to sanofi-aventis unless there was an event of default. The principal portion of the note was payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and could have been prepaid by the Company at any time without penalty. Additionally, at sanofi-aventis’ discretion and after the $4,000,000 customer deposit from sanofi-aventis under the Master Services Agreement was consumed (See Note 13 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), the principal portion of the note could have been paid in the form of additional services provided to sanofi-aventis by the Company pursuant to the terms of the Master Services Agreement. Should sanofi-aventis have chosen not to have the note paid in the form of services, the Company would have been required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considered its minimum liability.
     Concurrent with the issuance of the note payable to sanofi-aventis, the Company issued warrants to purchase 145,853 shares of its common stock all of which were outstanding at December 31, 2006. The exercise price and term of the warrants was $13.01 per share and three years, respectively. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000. The fair value of the warrants was calculated using the BSOPM and the following assumptions: contractual life of three years, risk-free interest rate of 5%, volatility of 100% and no dividends payable during the contractual term. The fair value of the note was calculated based on an estimated interest rate that the Company could obtain independently. The resulting discount of $1,175,000 on the minimum liability of $2,700,000 represents unamortized debt discount which was amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%. This rate approximated a cost of borrowing valuation estimated by an independent valuation company.
     On February 28, 2007, Zix Corporation announced that it entered into a definitive agreement with sanofi-aventis U.S. Inc. (“sanofi-aventis”), a successor-in-interest to Aventis Inc., to restructure the indebtedness under the above referenced promissory note (the “Original Note”) (See Note 23 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
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
     The two tables below illustrate the accounting treatment applied to the restructuring of the indebtedness, which was handled as an extinguishment of the Original Note and the issuance of the New Note:

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
Short-term Notes Payable
     In December 2006, Zix Corporation issued an eleven-month note payable to Cananwill, Inc., totaling $279,000, to finance the Company’s 2007 commercial insurance requirements. The note matures in November 2007. Interest and principal payments are made on a monthly basis.
Convertible Promissory Notes Payable
     In second quarter 2006, an $871,000 loss on extinguishment of convertible debt was recorded (See Note 14 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for details relative to the origin of the convertible promissory notes, their history, and details specific to the recording of the $871,000 loss).
13. April 2006 Private Placement of Common Stock
     On April 5, 2006, the Company sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock. The units were sold for a purchase price of $1.19 per unit. Total proceeds from the transaction were $11,817,000 (net proceeds to the Company were $10,909,000 after $814,000 of cash transaction costs and $94,000 of accrued transaction costs). The Company used the net proceeds for working capital and general corporate purposes, including funding the Company’s business plan.
     The transaction resulted in the Company issuing 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock. The warrants have a 66-month term and are exercisable at any time following the six-month anniversary of the consummation of the transaction. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments.
     The stock purchase agreement requires the Company to register the common stock issued and the common stock issuable upon exercise of the warrants. The stock purchase agreement also provides for liquidated damages to the investors should the Company fail to have the registration statement declared effective in a specified period of time or if the Company fails to maintain the effectiveness of the registration statement for up to 23 months from the closing date. The liquidated damages amount is 2% of the total private placement proceeds for each month of non-compliance. The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of June 30, 2007.
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

     The Company originally accounted for the various components of the private placement transaction using the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities; EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; EITF Issue No. 05-4 The Effect of Liquidated damages Clause on Freestanding Financial Instruments Subject to Issue No. 00-19 and related amendments and guidance.
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

     Warrants issued to investors in the private placement and related liquidated damages – The Company determined that the warrants and related liquidated damages provisions associated with the common stock issuable upon exercise of the warrants did not meet the criteria for equity accounting under EITF 00-19. Therefore, on the date the transaction was consummated, the Company determined that the fair value of the warrants was $5,978,000 using the BSOPM (using the following assumptions: 66-month life, risk-free interest rate of 4.79%, volatility of 93% and no dividends payable during the life of the warrants). The Company determined the fair value of the liquidated damages provision on the date of the transaction was $46,000 based on the probability of possible damages that could be paid over the 23-month period. The probability of non registration over the next 23 months was deemed low due to the Company’s historical ability to obtain and maintain the effectiveness of numerous previous registrations over several years. The total fair value of the warrants and liquidated damages provision of and the fair value of the liquidated damages provision was $6,024,000 and was recorded as a derivative liability with plans to revalue the liability each quarter until the liquidated damages provisions expired (the earlier of 23 months from the closing date or until all warrants are exercised and the related stock is sold) and changes would be recorded in the consolidated statement of operations.
     On June 30, 2006, the combined instrument was revalued to $3,149,000 using the same methodologies described above and a gain of $2,875,000 was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2006.
     Liquidated damages related to common stock – The liquidated damages provision related to the common stock issued was originally determined to be an embedded derivative under SFAS No. 133. The Company determined the fair value of the liquidated damages provision on the date of the transaction was $77,000 based on the probability of possible damages that could be paid over the 23-month period. This derivative would be revalued on a quarterly basis until the liquidated damages provisions expire (the earlier of 23 months from the closing date or until all stock is sold by the original investors) with any change in value being recognized as a gain or loss in the consolidated statement of operations.
     On June 30, 2006, the derivative was revalued to $70,000 using the same methodology described above and a gain of $7,000 was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2006.
     Potential future payments to transaction underwriters – Upon exercise of any of the 5,958,000 warrants issued in the private placement the underwriters of the transaction will receive a transaction fee of 1% of the total proceeds of the warrant exercise. These potential future payments were originally considered a derivative liability and were valued at $60,000 on the date of the transaction calculating the present value of estimated future transaction fees payable using a discount rate of 10%. This amount was recorded as transaction costs of the offering. This element would be revalued on a quarterly basis until all of the warrants are exercised or expire (October 5, 2011) with any change in value being recognized as a gain or loss in the consolidated statement of operations.
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
     Common stock – After all the allocations described above were taken into account the residual unallocated portion of the net proceeds from the private placement of $10,909,000 of private placement proceeds was $4,549,000. Of this amount $100,000 was recorded as common stock and the remaining $4,449,000 recorded as additional paid-in capital.
     The following table summarizes the total derivative liabilities initially recorded on April 5, 2006, and the revaluation as of June 30, 2006:

		(Gain)/
	April 5, 2006	Loss on	June 30, 2006
Derivative Liability	Fair Value	Revaluation	Fair Value
Liquidated damages related to common stock	$77,000	$(7,000)	$70,000
Warrants issued to investors and related liquidated damages	6,024,000	(2,925,000)	3,099,000

Potential future payments to transaction underwriters	60,000	2,000	62,000

Total	$6,161,000	$(2,930,000)	$3,231,000

     On December 21, 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements which resulted in the Company prospectively adjusting its accounting for the derivative liabilities relating to the private placement in the fourth quarter 2006. (See Note 15 to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further details relative to the impact in this change of accounting principle).
14. Loss on Impairment of Operating Lease
     On April 11, 2007, the Company entered into a sublease agreement for the leased premises located in Mason, Ohio in an effort to reduce excess capacity and operating expenses. The term of the sublease agreement coincides with the Company’s original property lease. The Company will continue to record rent expense throughout the sublease period commencing in April 2007 in the amounts of $79,000, $107,000 and $90,000 for years 2007, 2008 and 2009, respectively. These expenses will be partially offset by the receipt of sublease payments totaling $32,000, $79,000, and $65,000 in years 2007, 2008, and 2009, respectively and recorded to Other income.
15. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the condensed consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, and because a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	June 30,
	2007	2006
Stock options	9,559,642	8,482,042
Warrants issued in relation to debt and equity arrangements	13,365,742	10,721,576
Shares issuable for conversion of convertible promissory notes payable	—	988,318

Total antidilutive securities excluded from EPS Calculation	22,925,384	20,191,936

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

          The Company’s motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and pursuant to the Private Securities Litigation Reform Act was denied in September 2006 by the court before which the matter is pending. The consolidated class action lawsuit is proceeding in due course, and the lawsuit is in the early phase of the discovery process. Also, the shareholder representatives of the purported plaintiff shareholder class have filed a motion with the court to certify a class of plaintiffs consisting of persons who purchased the Company’s common stock in the open market from October 30, 2003, and May 4, 2004, inclusive and who were damaged by the allegedly materially false and misleading statements and/or omissions. The Company filed its preliminary response to plaintiffs’ class certification motion in July 2007.
          Also, three “shareholder derivative” lawsuits have been filed against the Company and certain named individuals, as described below. These derivative lawsuits were filed in September 2004, October 2005 and November 2005. Two of the derivative lawsuits are pending in the U.S. District Court for the Northern District of Texas, Dallas Division, and one is pending in the County Court at Law No. Two, Dallas County, Texas. The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as Bradley C. Almond, Wael Mohamed, Russell J. Morgan, Richard D. Spurr, and the Company’s current and former outside directors, Charles N. Kahn, III, Michael E. Keane, James S. Marston, Paul E. Schlosberg, Antonio R. Sanchez III, and Ben G. Streetman. The suits seek to require the Company to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, gross mismanagement, waste of corporate assets and misappropriation of information and seek contribution and indemnification against the individual defendants. The first shareholder derivative lawsuit was stayed by agreement of the parties. The court consolidated the third derivative lawsuit with the first derivative suit and stayed the case. The third plaintiff subsequently filed a motion to, in effect, revoke the stay, which the court denied. On March 15, 2007, the plaintiff filed another motion to lift the stay, which is pending before the court. The second derivative lawsuit has been administratively closed. The plaintiff in that case has filed a motion to re-open the case, which the court has taken under advisement. The Board of Directors of the Company has appointed a committee of disinterested and independent Board members pursuant to applicable Texas law to review the derivative proceedings and determine the appropriate course of action relative to the resolution of the derivative proceedings.
          The Company has indemnification obligations to the individual defendants above, the terms of which provide for no limitation to the maximum future payments under such obligations. The Company has evaluated these indemnification obligations and determined that no accrual is necessary. While the Company believes these lawsuits are without merit and intends to defend them vigorously, the Company is unable to develop an estimate of the maximum potential amount of future payments under the indemnification obligations or otherwise in connection with liability under the purported shareholder class action lawsuits or shareholder derivative lawsuits due to the inherent uncertainties involved in such litigation. The Company maintains insurance that may limit its financial exposure for defense costs and liability for an unfavorable outcome in these matters, should it not prevail, for claims covered by the insurance coverage.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     As of January 1, 2006, the Company operated two reporting segments, Email Encryption and e-Prescribing, which are e-communication services that connect enterprises and consumers in the healthcare, finance, insurance, and government sectors to protect and deliver sensitive information.
     The Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails need to be sent securely to comply with regulations or corporate policy and is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. The Company first targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act (HIPAA), a 1996 law that requires protected health information to be safeguarded over open networks, is driving demand. The Company has successfully expanded into the financial services market and has had growing success in the government market. Success in these markets is driven by the Gramm-Leach–Bliley Act and a variety of State level data protection laws which mandate that personal data be protected. The Company continues to make strategic efforts to increase sales by increasing sales efficiency as well as increasing the reach and effectiveness of distribution and reseller partners. The Email Encryption Service was previously referred to by the Company as “eSecure” when it had also included the MI/WI (Message Inspector/Web Inspector) products, which were obtained in the Elron Software, Inc. acquisition in September 2003, and subsequently sold to CyberGuard in March 2005 as a component of the Company’s strategic plan to bring about more focus on the Email Encryption Service (see Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
     In July 2003, the Company acquired substantially all of the operating assets and the business of Pocket Script, LLC (“Pocket Script”), a privately-held development-stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into the e-prescribing marketplace, which continues to be viewed as a promising market as more physicians leverage technology in delivering care. The Company’s expansion into the e-prescribing market was made more attractive by the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the safety of written prescriptions declines. e-Prescribing is offered as a hosted-service solution and consists of a single product line named “PocketScript”. Pocket Script is an electronic prescribing service that allows physicians to use a handheld device (or computer terminal) to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and comprehensive drug data that normally would not be available in a paper prescription format. This allows the physician to leverage technology to improve patient safety and reduce prescription costs due to better information at the point of care. The Company’s primary go-to-market model for the Pocket Script service is to sell the service to major insurance payors, such as Blue Cross Blue Shield entities, United Health Care and Aetna, who in turn provide it to physicians at no cost for the first year of service by sponsoring the service in their coverage area. Economically, the Company relies on the annual service fees paid by the insurance payors or the physicians, as well as current and future anticipated transaction fees, to make this business profitable. e-Prescribing had previously included the Dr. Chart hospital-based lab results delivery product, obtained in the MyDocOnline acquisition in January 2004, and subsequently sold in September 2005 as a component of the Company’s strategic plan to bring about more focus on the e-Prescribing product line (see Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). In the past, e-Prescribing was referred to by the Company as “eHealth.”
     The Company’s primary e-Prescribing business strategy is the continued development and growth of a subscription business. The Company seeks to build and maintain reliable revenue growth by adding new customers, while retaining a high percentage of existing customers. The subscription model requires large up-front investment to establish the service for new customers, but over time the set-up costs are exceeded by the recurring subscription and transaction fees resulting from a combination of customer renewals and a lower cost basis needed to support the renewal customer base.
     As a secondary, but equally important business strategy, the Company is balancing the cash produced by its more mature business segment, Email Encryption, with the cash required to develop its emerging business segment, e-Prescribing.
     Operationally, the success of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “new first year orders”) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	e-Prescribing service to physicians by new and/or existing payors;

•	Successful adoption and usage of the e-Prescribing service by physicians;

•	Retention of the users (physicians) of the e-Prescribing service;

•	Future transaction fees (or related fees) associated with the use of the e-Prescribing service; and

•	Our ability to increase business volume with reasonable cost increases.
     Known trends regarding these key metrics and their implication for the Company’s current and future capital requirements are discussed throughout this Management’s Discussion and Analysis section.

     There are no assurances that the Company will be successful in its efforts to expand its business. The Company’s continued growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses and used significant cash resources in prior years. While the Company experienced improvement in its cash-flow performance in 2006 and the first half of 2007, further operating losses are expected for the remainder of 2007. The Company will continue to place a strong emphasis on actions to become cash flow breakeven as it balances the need for investments in its emerging e-Prescribing and Email Encryption markets. This emphasis might entail near-term cost reductions that may come in the form of workforce reductions, decreased investments in certain areas of the business, or business divestitures. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company. See “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for more information on the effects to the Company if the Company’s business plan is not successful and liquidity worsens.
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
     Property and Equipment, Long-Lived and Other Intangible Assets, Depreciation and Amortization - The accounting policies and estimates relating to property and equipment, long-lived and other intangible assets, depreciation and amortization are considered critical because of the significant impact that impairment, obsolescence, or change in an asset’s useful life could have on the Company’s operating results.
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
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified property and equipment aggregating $2,052,000 or 11% of total assets at June 30, 2007. Property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At June 30, 2007, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $107,427,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Revenue Recognition — The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, EITF Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple element nature of the Company’s contracts with customers and the potential for incorrect application of accounting guidance. This requires that revenue recognition be considered a critical accounting policy.

     The Company develops, markets, licenses and supports electronic information protection services. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based service, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, for Email Encryption service the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation, no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
     The Email Encryption Service is a subscription-based service. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recognized as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenue ratably over the subscription period.
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
     Deferred cost of sales charge — In accordance with the Company’s revenue recognition policy, the revenue associated with certain e-Prescribing deployments is recognized ratably over the service period. To properly match direct costs with revenue, the Company defers the direct costs of each deployment expected to be recovered. The deferred costs are then amortized into cost of revenues ratably over the period in which revenue is recognized, i.e. the service period. These costs consist mainly of the cost of the handheld device and related networking hardware. The deferred cost of sales charge of $389,000 and $334,000 is included in other assets as of June 30, 2007, and December 31, 2006, respectively.
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
Results of Operations
Second Quarter 2007 Summary of Operations
Financial Statement
•	Revenue for the quarter ended June 30, 2007, was $5,555,000 compared with $4,209,000 for the same period in 2006.

•	Gross Margin for the quarter ended June 30, 2007, was $2,908,000 or 52% of revenues compared to $1,119,000 or 27% of revenues for the comparable period in 2006.

•	Email Encryption — gross margin for this segment for the quarter ended June 30, 2007, was $3,089,000 or 75% of revenues totaling $4,120,000 compared to $2,050,000 or 61% of revenues totaling $3,369,000 for the comparable period in 2006.

•	e-Prescribing – the gross margin loss incurred by this segment for the quarter ended June 30, 2007, was $181,000 or a negative 13% of revenues totaling $1,435,000 compared to a loss of $931,000 or a negative 111% of revenues totaling $840,000 for the comparable period in 2006.

•	Loss on impairment of operating lease totaling $100,000 was realized in the quarter ended June 30, 2007, relating to the sublease of the Company’s Mason, Ohio office location in April 2007. The loss is comprised of the difference between future cash payments less future cash receipts from the sub-leasing arrangement. External costs to find a lessee were expensed in the period incurred. The accrued liability of $100,000 at June 30, 2007, will be amortized over the remaining life of the lease (31 months).

•	Loss before income taxes for the quarter ended June 30, 2007, was $3,101,000 compared with a loss before income taxes of $5,180,000 for the same period in 2006.

•	The Company’s ending unrestricted cash balance at June 30, 2007, was $10,436,000.

•	Cash provided by operations for the first six months of 2007 was $12,000. Total cash and cash equivalent balances (including unrestricted and restricted cash) decreased by $350,000 in the second quarter of 2007 (calculated by subtracting the net Restricted Cash Investments from Decrease in Cash and Cash Equivalents as reported in the Condensed Consolidated Statements of Cash Flows).
Operations
•	The Company secured new first year orders in the quarter ended June 30, 2007, totaling $1,397,000 for its Email Encryption services and achieved customer contract renewals of 100% on a contract value basis for Email Encryption customers, as discussed below under “Revenues – Email Encryption”.

•	The Company deployed approximately 557 new e-Prescribing devices to physicians under sponsorship arrangements with several insurance payor/sponsors.

•	The Company exceeded 1,830,000 electronic prescriptions transacted in the three months ended June 30, 2007, through use of its e-Prescribing service.
Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2007 vs. 2006		Six Months Ended, June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
Email Encryption	$4,120,000	$3,369,000	$751,000	22%	$8,054,000	$6,702,000	$1,352,000	20%
e-Prescribing	1,435,000	840,000	595,000	71%	2,888,000	1,402,000	1,486,000	106%

Total revenues	$5,555,000	$4,209,000	$1,346,000	32%	$10,942,000	$8,104,000	$2,838,000	35%

     Email Encryption — The respective revenue increases of $751,000 (22%) and $1,352,000 (20%) in Email Encryption for the three and six month periods ended June 30, 2007, over the comparable period in 2006 is due to the Company adding new subscribers to the service while renewing a high percentage of existing subscribers as their service contracts expire. Additions to the subscriber base are best measured by new first-year orders which are defined as the amount of new orders that are scheduled to be recognized as revenue in the first twelve months of the contract. For the three and six month periods ended June 30, 2007, the new first-year orders were approximately $1,397,000 and $2,749,000 respectively. This compares to corresponding amounts in 2006 of $1,402,000 and $2,413,000.

     For the second quarter of 2007, the Company’s twelve-month renewal bookings were $1,993,000, which was 99.6% of the amount of renewals scheduled in the quarter. The renewals would have been reported previously as an 86.5% renewal rate based on number of accounts; however, because the non-renewing accounts were small, the renewal rate would have been 99.1% were it measured on the basis of the number of seats potentially up for renewal.
     The Company’s list pricing for Email Encryption has remained generally consistent in 2007 when compared with 2006 and the Company has experienced relatively consistent discount percentages off the list price in those periods. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period.
     e-Prescribing — The $595,000 and $1,486,000 e-Prescribing revenue increases for the three and six-month periods ended June 30, 2007, versus the same period 2006, result from transaction/usage-based fees increasing by $171,000 (71%) and $590,000 (178%), respectively; deployments of new e-Prescribing users increasing by $188,000 (43%) and $323,000 (44%), respectively, and from new payor/sponsors signed later in 2006. Revenues resulting from renewals by the Company’s increasing number of payor/sponsors increased $236,000 (145%) and $502,000 (149%), respectively; and revenues relating to one-time projects increased by $71,000 for the six-month period.
     With respect to the transaction/usage-based fees, a single customer accounted for $125,000 of the $171,000 increase in transaction/usage-based fees for the three months ended June 30, 2007, versus 2006, and accounted for $472,000 of the $590,000 increase in transaction/usage based fees for the six months ended June 30, 2007. These fees increase in part from improvements in the measured results in prescribing behaviors consistent with the agreed upon goals between the Company and the payor/sponsors.
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
Revenue Indicators — Backlog, Orders, and Deployments
     Company-wide backlog — The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of June 30, 2007, the backlog was approximately $29,912,000 and is comprised of the following elements: $15,002,000 of deferred revenue that has been billed and paid, $3,899,000 billed but unpaid and approximately $11,011,000 of signed, but unbilled contracts. The backlog can also be divided by product, of which $26,438,000 is for Email Encryption and $3,474,000 is for e-Prescribing.
     The backlog is recognized into revenue as the services are performed. Approximately half of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     The Company’s future Email Encryption revenue growth beyond what is scheduled to be recognized from the backlog is determined by additional new first year orders and total orders for Email Encryption coupled with renewal rates for existing customers whose contracts are expiring. For e-Prescribing, the future revenue growth is dependent on expanding current payor sponsorships, securing additional payor contracts, achieving and increasing adoption and utilization by and retention of the sponsored physicians, renewing service contracts for active physicians at the end of their sponsorship, and developing additional transaction-based fees.
     Email Encryption Orders — Total orders include new customer orders which management has elected to separate into three components for measurement purposes, one being new first year orders, second being the remaining years on any new multi-year contracts, and third, contract renewals. Total order input for Email Encryption in the three month period ended June 30, 2007, was $6,894,000 compared with $5,294,000 in 2006. New first-year orders for the three-month period ended June 30, 2007, were $1,397,000 compared to $1,402,000 in 2006. The total order input of $6,894,000 included a single renewal order totaling $1,194,000 for three years.

     As the Company has continued to add new customers, the renewal rate of existing customers has remained at 100% for the first half of 2007 as measured on a contract value basis, which will lead to continued revenue growth. The Company believes that revenue will continue to grow in Email Encryption. Starting in 2007, the Company has moved to a new metric for measuring its customer renewal rate for Email Encryption. This new renewal metric is determined by comparing the twelve-month dollar value of bookings versus the most recent twelve-month dollar value of historical revenue for the same gateway and portal customers, as opposed to the number of customer accounts.
     Also relating to customer renewals, the Company continues to experience a high percentage of customers who choose to subscribe for the Email Encryption Service for a three-year term versus a one-year term. The Company expects this preference for a longer contract term to continue in 2007, as the Company has priced its services in a manner that encourages longer-term contractual commitments from customers. The Company’s list pricing for Email Encryption has remained generally consistent in 2007 when compared with 2006 and the Company has experienced relatively consistent discount percentages off the list price in those periods. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period; however, there are no assurances that potential increased competition in this market will not result in price erosion later in 2007 and beyond. Such a price erosion, should it occur, could have a dampening effect on the Company’s new first-year orders and subsequent renewals. Alternatively, the Company’s market share in certain vertical markets could allow for pricing increases.
     The following table provides the relevant trend of new first-year orders:

	2007	2006
Three month period ending:
March 31	$1,352,000	$1,011,000
June 30	1,397,000	1,402,000
September 30	—	1,234,000
December 31	—	1,089,000

Total new first year orders	$2,749,000	$4,736,000

     While the Company continues to see steady demand from the healthcare sector, the Company has successfully expanded into the financial services market and has had growing success in the government market. Success in these markets is driven by the Gramm-Leach–Bliley Act and a variety of State level data protection laws which mandate that personal data be protected. The Company continues to make strategic efforts to increase sales by increasing sales efficiency as well as increasing the reach and effectiveness of distribution and reseller partners.
     e-Prescribing – In e-Prescribing, the Company builds its subscriber base by contracting with health insurance companies (payor/sponsors) to sponsor physicians in their network to receive the e-Prescribing equipment and service free of charge for the first year. Currently, the Company has active contracts with eight such payor/sponsors. In the first half of 2007, the Company secured no new payor/sponsors of new subscribers. The current list prices for the initial service period and subsequent annual renewal periods for the e-Prescribing service are $2,000 and $600, respectively, and the Company has had recent success in both securing contracts at the list price and receiving more favorable payment terms. Future revenue growth is dependent on expanding current payor sponsorships, securing additional payor contracts, achieving and increasing adoption, utilization and retention by the sponsored physicians, renewing service contracts for active physicians at the end of their sponsorship, and developing additional transaction-based fees.
     The deployment of new subscribers and their becoming active users of the service are strong indicators of future revenue. In the three-month period ended June 30, 2007, the Company deployed approximately 557 units compared with approximately 450 for the same period in 2006. The Company had approximately 950 sponsored, but not yet deployed, prescribers in deployment backlog as of June 30, 2007. Also as of June 30, 2007, the Company had approximately 3,100 active prescribers using the service, as compared to approximately 2,900 as of March 31, 2007. The level of active users represents that portion of the total deployed base that is using the service on a consistent basis, making it a key indicator for retention and future renewal opportunity. Based on current trends, the Company believes that between 60%-70% of the users deployed in the previous six quarters will ultimately become active users. The Company experiences some attrition among its active users, so not all will remain active; however, the Company is continuing its efforts to increase the percentage of active users. It is also important to note that over the past two years, the Company’s active prescriber and prescription count has remained flat or decreased slightly through the months of July and August. This has been a temporary seasonal effect, with the active prescriber and prescription counts climbing back to expected levels in September.

     Sponsorship contracts typically specify that individual physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, the Massachusetts-based eRx Collaborative payor/sponsors determined in late 2006 to renew the service for their qualified active users for the third time and the Company anticipates that it will continue to do so in the near-term future. Currently, six out of our eight payor/sponsors under contract have either renewed their respective active subscribers or have expressed an intent to do so. As a result, the Company expects to improve its understanding of trends regarding retention rates for e-Prescribing, as those trends will cover a larger portion of the total customer base. For those users not meeting the threshold of being considered active and thus not being eligible for continued sponsorship by a payor sponsor, the Company attempts to execute a renewal contract directly with the individual user or medical practice.
Cost of Revenues
     The following table sets forth a quarterly and six-month period comparison of the Company’s cost of revenues by product line. The Company’s two product lines (segments), Email Encryption and e-Prescribing, have direct cost of revenues that are readily identifiable between the two product lines in 2007 and 2006. Those estimates and assumptions are provided here for comparative purposes.

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2007 vs. 2006		Six Months Ended, June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
Email Encryption	$1,031,000	$1,319,000	$(288,000)	(22%)	$2,226,000	$2,785,000	$(559,000)	(20%)
e-Prescribing	1,616,000	1,771,000	(155,000)	(9%)	3,274,000	3,680,000	(406,000)	(11%)

Total cost of revenues	$2,647,000	$3,090,000	$(443,000)	(14%)	$5,500,000	$6,465,000	$(965,000)	(15%)

     The decrease in cost of revenues of $443,000 and $965,000 for the respective three-month and six-month periods ended June 30, 2007, when compared with the respective periods in 2006, consists primarily of non-cash expense reductions. For the three and six-month comparative periods, depreciation expense decreased by $228,000 and $434,000, respectively, due principally to the effects of previously recorded impairments on certain fixed assets and other fixed assets becoming fully depreciated. Amortization expense also decreased $180,000 and $337,000, respectively, due to the Company’s intangible assets becoming fully amortized between the respective periods. For the six-month comparative period, cash expenses also decreased by approximately $180,000 principally due to a $125,000 reduction in computer-related costs resulting from lower activities for expendable hardware to include e-Prescribing hand-held devices, computer hardware maintenance, support and software licenses and $58,000 for reduced travel expense.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which is currently not fully utilized. Accordingly, cost of revenues is relatively fixed in nature and is expected to grow at a slower pace than revenue. Email Encryption has shown the ability to grow revenues, while leaving cost of revenues flat or only marginally increasing as more efficient methods of product delivery and service have been implemented. For example, the Email Encryption revenues for the six-month period ending June 30, 2007, have increased $1,352,000, or 20%, when compared to the same period in 2006, but the cost of revenues have actually decreased as indicated above.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, training and e-Prescribing device costs. In e-Prescribing, a greater proportion of total cost of revenues relates to the field deployment and device costs versus Email Encryption. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated with demand. The $406,000 decrease for the six-month comparative periods reflects a decrease primarily in fixed cost. The decrease in fixed costs is due principally to the reduced costs of data center-related activities, which include the depreciation and amortization expenses mentioned above.
Research and Development Expenses
     The following table sets forth a three and six month period comparison of the Company’s research and development expenses:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2007 vs. 2006		Six Months Ended, June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
Total Research and Development	1,343,000	1,626,000	(283,000)	(17%)	2,642,000	3,221,000	(579,000)	(18%)

     Research and development expenses decreased $283,000 and $579,000 or 17% and 18% for the respective three and six-month periods ended June 30, 2007, when compared with the respective periods in 2006. For the three and six-month comparative periods personnel costs decreased as a result of headcount reductions principally in the e-Prescribing segment totaling $358,000 and $714,000, respectively, partially offset by increases in sundry cash and non-cash expenses.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased 29% and 28% in the three and six month periods ended June 30, 2007, compared to the same period in 2006. The general trend of reduced expenses throughout 2006 and early 2007 was a product of a number of cost reduction initiatives executed by the Company. Looking ahead to the end of 2007, the Company believes these expenses will remain relatively flat compared to the expense levels experienced in the first half of 2007.
     The following table sets forth a quarterly and six-month period comparison of the Company’s selling, general and administrative expenses:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2007 vs. 2006		Six Months Ended, June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
Total selling, general and administrative expenses	4,649,000	6,549,000	(1,900,000)	(29%)	9,449,000	13,141,000	(3,692,000)	(28%)
     The $1,900,000 decrease for the three-month period consists of $1,598,000 of cash expenses and $302,000 in non-cash expenses. The decrease in non-cash expense relates primarily to share based compensation costs between periods. The cash expense decrease was split between people costs and non-people costs of $1,049,000 and $549,000, respectively. People costs decreased because of lower headcount. The significant contributors to lower non-people costs were: $186,000 for lower occupancy costs, approximately half of which was due to lower cost of services, and the other half due to the allocation of IT services to research and development and cost of revenue, rather than 100% being allocated to selling, general and administrative, as in previous periods. Other reduced non-people costs were $252,000 for advertising and marketing costs, $89,000 for travel expenses, $69,000 in reduced expendable hardware, computer hardware maintenance, support and software licenses, partially offset by slight increases in other sundry expenses.
     The $3,692,000 decrease for the six-month period consists of $3,062,000 of cash expenses and $630,000 in non-cash expenses. The decrease in non-cash expense relates primarily to $578,000 in share-based compensation costs between periods and $92,000 on non-cash commissions incurred in 2006. The cash expense decrease was split between people costs and non-people costs of $1,999,000 and $1,063,000, respectively. People costs decreased because of lower headcount. The significant contributors to lower non-people, cash costs were: $394,000 for lower occupancy costs, $269,000 for advertising and marketing costs, $283,000 for travel expenses, $263,000 for professional fees, $76,000 in reduced expendable hardware, computer hardware maintenance, support and software licenses and other sundry expenses of $168,000, partially offset by a $390,000 increase between periods in taxes, principally because the Company realized two non-recurring tax refunds in 2006, consisting of a one-time 2006 Canadian tax refund of $99,000 for previously paid Canadian Indirect Taxes and a one-time 2006 refund of $198,000 for previously paid U.S. sales & use taxes.
Loss on impairment of operating lease
     Loss on impairment of operating lease totaling $100,000 was realized in the quarter ended June 30, 2007, relating to the sublease of the Company’s Mason, Ohio office location in April 2007. The loss is comprised of the difference between future cash payments less future cash receipts from the sub-leasing arrangement.
Customer Deposit Forfeiture
     Customer deposits as of December 31, 2006, consisted of a single customer deposit of $2,000,000 the origin of which relates to the Company’s acquisition of MyDocOnline, Inc. in January 2004 (See Note 11 to Condensed Consolidated Financial Statements). The customer deposit of $2,000,000 was forfeited in the first quarter of 2007, and a similar customer deposit forfeiture of $1,000,000 was recorded in the first quarter of 2006 as outlined in the master services agreement. The Company believes the forfeitures of deposit are most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel.
Investment and Other Income
     Investment income decreased to $139,000 and $294,000 for the three and six-month periods ended June 30, 2007, from $294,000 and $511,000 for the corresponding periods in 2006 primarily due to the reduced average cash, cash equivalents and restricted cash balances for the respective periods.

Interest Expense
     Interest expense for the three and six-month periods ending June 30, 2007, is $56,000 and $106,000, respectively, compared to $477,000 and $895,000 for the same periods in 2006, respectively.
     Interest expense for the six months ended June 30, 2007, consisted of the following:

	Stated	Financing
	Interest on	Cost	Warrants	Discount	Total Interest
	Notes	Amortization	Issued	Amortization	Expense
Promissory note payable (original note)	$—	$—	$—	$39,000	$39,000
Promissory note payable (new note)	24,000	—	—	19,000	43,000
Short-term promissory note	7,000	—	—	—	7,000
Other	17,000	—	—	—	17,000

Total	$48,000	$—	$—	$58,000	$106,000
     Interest expense for the six months ended June 30, 2006, consisted of the following:

	Stated	Financing
	Interest on	Cost	Warrants	Discount	Total Interest
	Notes	Amortization	Issued	Amortization	Expense
Convertible promissory note payable	$185,000	$122,000	$10,000	$354,000	$671,000
Promissory note payable (original note)	—	—	—	211,000	211,000
Short-term promissory note	7,000	—	—	—	7,000
Capital leases	6,000	—	—	—	6,000

Total notes payable	$198,000	$122,000	$10,000	$565,000	$895,000
     The $789,000 decrease is primarily due to the early extinguishment of the outstanding balance of the convertible promissory notes payable in June of 2006 (see Note 14 of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006) and the restructuring of the original promissory note payable to Aventis, Inc.
     The promissory note payable (“original note”) represents the Aventis, Inc., note payable issued concurrently with the MyDocOnline acquisition on January 30, 2004 (see Note 12 to the condensed consolidated financial statements). In February 2007, the Company announced that it had entered into a definitive agreement with sanofi-aventis, a successor-in-interest to Aventis Inc., to restructure the original indebtedness. One element of the restructure was the delivery to sanofi-aventis by the Company of a secured promissory note in the original principal amount of $1,600,000. The New Note has a stated interest rate of 5% with no prepayment penalty.
Gain on Derivative Liability
     On April 5, 2006, the Company sold 9,930,000 shares of common stock and 5,958,000 warrants to various investors (see Note 13 to the condensed consolidated financial statements). Due to certain terms included in the private placement some elements of the transaction were originally recorded as derivative liabilities. On June 30, 2006, these derivative liabilities were revalued and a gain of $2,930,000 was recognized. The gain was primarily from a change in the fair value of warrants caused by a 38% decline in the price of the Company’s common stock and a change in the price volatility of the Company’s common stock from 93% on the initial valuation of warrants to 85% as of June 30, 2006. The Company used historical volatility using term-matched time frames to estimate future volatility.
Loss on extinguishment of debt
     In the first quarter of 2007, the Company recorded a loss on extinguishment of debt of $178,000 following its announcement on February 28, 2007, that it had entered into a definitive agreement with sanofi-aventis U.S. Inc. (“sanofi-aventis”), a successor-in-interest to Aventis Inc., to restructure the indebtedness under the its Original Note in the original principal amount of $3,000,000 (see Note 12 to the condensed consolidated financial statements) held by sanofi-aventis.
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
     The Company accounted for this agreement to restructure its indebtedness with sanofi-aventis by first extinguishing the Original Note, which resulted in the loss on extinguishment of debt in $178,000.
     In second quarter of 2006, the Company recorded an $871,000 loss on extinguishment of debt relating to its then-outstanding convertible promissory note payable (see Note 12 to the Condensed Consolidated Financial Statements).
Income Taxes
     For the three month and six-month periods ended June 30, 2007, the Company recorded income tax expense of $34,000 and $37,000 respectively. The tax expense relates to the operations of the Company’s Canadian subsidiary. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income. For the three and six-month periods ended June 30, 2006, the Company recorded a tax benefit of $94,000 and $88,000, respectively. The benefit related to the operations of the Company’s Canadian subsidiary and results primarily from the application for and acceptance of certain scientific research & experimental development claims for years 2004 and 2005 not originally reflected in the respective, annual accrued tax liabilities.
     The Company’s deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, the Company’s ability to fully utilize its deferred tax assets, including its net operating loss carry forwards, against future taxable income may be limited.
     As of January 1, 2007, as required, the Company adopted the FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three and six month periods ended June 30, 2007, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.
Net Loss
     As a result of the foregoing, the Company’s net loss was $3,135,000 and $4,776,000 for the three and six-month periods ended June 30, 2007, respectively, and $5,086,000 and $11,960,000 for the corresponding periods in 2006.

Liquidity and Capital Resources
Overview
     Due to the Company’s history of operating spending exceeding customer receipts, liquidity has been and continues to be an item of particular focus for the Company’s management. Essential to liquidity is the ability of the Company to meet its obligations as they become due in the ordinary course of business. Over the long term, it is imperative that the Company becomes cash flow positive from operations. The Company operates in developing and emerging markets for its products, which makes predicting future cash flows difficult.
     The Company has total contractual obligations over the next year of $1,699,000 and of $5,354,000 over the next three years consisting of debt obligations and other contractual commitments. The amount due during the twelve month period ending June 30, 2008, includes $304,000 in debt payments (consisting of $104,000 for a commercial insurance-related promissory note that calls for monthly payments and expires in November 2007 and $200,000 representing the first installment due in April 2008 for the restructured Aventis promissory note issued to sanofi-aventis as part of the restructured indebtedness of the original promissory note). The three year total also includes the total $1,600,000 promissory note issued to sanofi-aventis as part of the restructured promissory note (see Note 12 to the condensed consolidated financial statements). The remainder of the three year obligations consists primarily of rental obligations associated with the Company’s various facilities. Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
     The Company is engaged in two primary markets: Email Encryption and e-Prescribing. Both are subscription businesses that share a common business model. First, the service is established and maintained, which requires both start-up costs and recurring fixed costs. Subscribers are then acquired and brought onto the service, which requires a variable acquisition cost of selling and marketing, installation and deployment. Subscribers are recruited with the goal of reaching a level of subscriber payments that exceeds the fixed recurring service costs. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers is essential to operational cash flow breakeven.
     Operationally, the future cash flow of the Company is primarily dependent upon the key metrics previously listed in the Overview section and discussed in greater detail below:
     Email Encryption - The recurring nature of the Company’s Email Encryption subscription model makes cash receipts rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. In 2006, cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption, which was accomplished by keeping costs relatively flat while continuing to book new first-year orders (approximately $5,100,000 for the previous twelve months), and maintaining a high customer renewal rate for existing customers whose contracted service period had expired.
     e-Prescribing - The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption; thus, the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching and exceeding a level of subscribers required to overcome the spending needed to profitably provide the service. The Company estimates a range of 10,000 to 12,000 active users (subscribers) is needed to cover fixed costs.
     Currently, the Company has eight payor sponsors under contract. The Company currently has the staff on hand to deploy 500 units per quarter and has a backlog of approximately 950 sponsored, but not yet deployed units. For the year 2006, the Company deployed approximately 2,250 units and for the six-month period ending June 30, 2007, it deployed approximately 1,050 units. However, not all users to whom the e-Prescribing service is deployed become active. Based on current trends, the Company believes that between 60%-70% of the users deployed in the previous six quarters will ultimately become active users. As of June 30, 2007, the Company had approximately 3,100 active prescribers using the service. Additionally, the Company experiences some attrition in its deployed and active user base. The Company continues to review, and where appropriate, make changes to its contracts, recruiting and training strategy in an effort to increase the active user rate.
     Most contracts renew on an annual basis. Currently, six out of our eight payor/sponsors under contract have either renewed their respective active subscribers or have expressed intent to do so. As a result, the Company expects to improve its understanding of trends regarding retention rates for e-Prescribing, as those trends will cover a larger portion of the total customer base. For those users not meeting the threshold of being considered active and thus not being eligible for continued sponsorship by a payor sponsor, the Company attempts to execute a renewal contract directly with the individual user or medical practice.
     The e-Prescribing breakeven point will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. The transaction-based fees, or usage fees, form an important part of the e-Prescribing breakeven point mentioned above. The Company has signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. The Company also has a contract with a payor/sponsor that provides for a shared savings arrangement measured by improvements in physician-user prescribing behavior. Further, in most cases, there are multiple payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Lastly, possible sources for additional transaction fees include parties who could benefit from a real time, electronic connectivity with Pocket Script users. For example, currently the Company has contracts that allow it to bill fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefits managers (PBM).
     As a result of the cost reduction measures undertaken in 2006, relatively low contractual future spending commitments, historically high customer renewals and continued growth in the Email Encryption Service consistent with past rates, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and current cash and cash equivalent balances the Company believes it has adequate resources and liquidity to sustain operations for the twelve months beginning July 1, 2007, and is projecting cash flow improvements through cash receipt increases and cost containment to augment its liquidity beyond this time frame.
     There are no assurances that the Company will ultimately achieve or achieve in a timely manner, improvements in the Company’s liquidity. Should business results not occur as projected, the Company may not achieve its liquidity goals. If the Company does not meet these goals, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its liquidity goals. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company prefers not to raise additional capital on its way to cash flow breakeven by issuing new shares of common stock given the current price of the Company’s common stock and because, at the Company’s current course and progress, the Company believes it has sufficient resources to begin generating cash flow. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.
Sources and Uses of Cash Summary
     Ending cash and cash equivalents on June 30, 2007, were $10,436,000 versus $19,569,000 on June 30, 2006. These balances exclude restricted cash of $1,700,000 at June 30, 2007, and $35,000 at June 30, 2006. Restricted cash is not available for operations because of contractual restrictions placed on that cash, primarily from placement of the cash in collateral accounts used to secure debt and make debt payments.
     The following table shows various sources and uses of operating cash for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006	Variance
Operating Cash Receipts	$15,935,000	$9,388,000	$6,547,000	70%
Net Operating Cash Spending	(15,923,000)	(19,992,000)	4,069,000	20%

Net Cash (Used) Provided by Operating Activities	$12,000	$(10,604,000)	$10,616,000	100%

     For the six months period ended June 30, 2007, the net cash provided by operating activities improved $10,616,000 over the comparable period in 2006. Overall, the Email Encryption Service yielded positive cash flow from operations while e-Prescribing had negative cash flow from operations. Cash flow from operations is a management measurement computed from total cash receipts minus cost of revenues and direct costs, but excluding total unallocated expense/income. Email Encryption has seen year-on-year improvement in cash flow because of continued growth in new subscriptions, customers electing to pay their entire multi-year contract up front, and its high rate of customer renewals. The Company anticipates that year-on-year Email Encryption cash flow improvement should continue as long as new subscriptions and the rate of customer renewals are sustained. The emerging nature of e-Prescribing market makes the expected cash usage for the Company’s e-Prescribing service in 2007 less predictable. Improved cash utilization for the e-Prescribing service is dependent upon securing new payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction and performance-based fees.

     As reported in the condensed consolidated statements of cash flows, net cash flows used by investing activities was $2,208,000 for the six month period ended June 30, 2007, compared to net cash flows provided by investing activities of $4,408,000 for the comparable period in 2006. Of these respective yearly totals, $543,000 and $692,000 were used to purchase various computing equipment primarily to satisfy customer contracts. Most prevalent are purchases of computer servers for the Email Encryption business, which are required to deliver the Company’s services. The amount of additional spending on capital equipment for the remainder of 2007 will generally be directly proportionate to the Company’s success in securing new Email Encryption business. Also included in the total net cash flows used by investing activities for the six month period ended June 30, 2007, was $1,665,000 of restricted cash. This balance relates primarily to a Letter of Credit in the amount of $1,675,000 and issued in favor of sanofi-aventis as security for a $1,600,000 promissory note issued in the first quarter of 2007 by the Company (see Note 12 to the condensed consolidated financial statements). Included in the total net cash flows provided by investing activities for the six month period ended June 30, 2006, was $5,100,000 of restricted cash, which became unrestricted upon the payment of the convertible promissory note payable in June 2006.
     Net cash used by financing activities for the six month period ended June 30, 2007, was $151,000 compared to net cash provided by financing activities of $5,525,000 for the comparable period in 2006. The total for 2007 is wholly related to payments made on an eleven-month note payable to Cananwill, Inc. totaling $279,000 to finance the Company’s 2007 commercial insurance requirements. The note matures in November 2007. Interest and principal payments are made on a monthly basis (see Note 12 to the condensed consolidated financial statements). Net cash provided by financing activities for the comparable period in 2006 reflects $11,003,000 of net proceeds from the Company’s April 2006 private placement transaction, partially offset by assorted debt payments of $5,200,000 relating to the Company’s convertible debt at that time and $278,000 for payments made on other various note payables.
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
     Backlog - The Company’s end-user order backlog of $29,912,000 is comprised of contractually bound customer agreements that are expected to be amortized into revenue as services are provided in the future. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of $15,002,000 of deferred revenue that has been billed and paid and $14,910,000 that has either not yet been billed or has been billed, but not collected in cash as of June 30, 2007. The Company estimates that approximately half of the amount not yet billed will be billed in the next twelve months.
     Email Encryption growth and retention – The Company collected cash receipts of $12,000,000 in the six months period ended June 30, 2007. The Company estimates cash receipts from Email Encryption in the next twelve months will be approximately $23,500,000. The Company assumes it will collect contractually billed amounts, experience continued high renewal rates and continue to add new first-year orders in the range of the new first-year orders demonstrated in the last six quarters, continued growth in its OEM/channels and continued customer prepayments on multiple-year contracts. The Company believes that the anticipated increase in cash receipts can be achieved with minimal additional costs.
     e-Prescribing growth and retention - The Company’s go-to-market model in e-Prescribing has been to contract with healthcare payors who pay the Company to provide service to physicians for at least one year. The Company believes that this model is the most cost effective method of pursuing the market at this time. The Company has demonstrated selling and deployment success with this model with eight major insurance payors. The Company’s current list price for the first year of the service is $2,000, which includes twelve months of service as well as set-up fees, and a $600 per year fee for service in subsequent years. The Company currently has a usage-based arrangement with one of the payor sponsors, which provides for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior. In light of the relatively low margins on installation and service during the initial year of deployment, the Company’s ability to promote high utilization rates for each prescriber, and thus, to increase the likelihood of renewals and the generation of transaction fees, is an important aspect of the Company’s cash flow breakeven plan for e-Prescribing.
     e-Prescribing transaction and performance-based fees - The Company’s go-to-market model in e-Prescribing also involves securing additional contracts where customers pay for various transactions that occur through the e-Prescribing service. For example, the Company has signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. The Company also has a contract with a payor/sponsor that provides for a shared savings payment arrangement measured by improvements in prescribing behavior. Further, in most cases, there are multiple healthcare payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     Possible sources for additional transaction fees include parties other than payors, who could benefit from a real time, electronic connectivity with Pocket Script users. For example, the Company has contracts with pharmacy benefit managers and one electronic prescription aggregator for prescriptions that are fulfilled through their system. During 2006, the Company received an average of 6 to 7 cents per script from these contracts. Later in 2007, some of these contracts with parties other than payors, will undergo renewal and/or renegotiation, and the Company is unsure of the negotiations’ outcome. However, the Company expects that through the course of the negotiations there is likely to be a decrease in these fees.
     Securing further transaction and/or performance-based revenue streams in excess of those currently under contract will be required so that the previously discussed targeted range of 10,000 to 12,000 active physicians will provide returns in excess of fixed costs of providing the e-Prescribing service.
     While the contractual commitments of the Company as of June 30, 2007, are relatively low in comparison to historical cash used from operations, the Company anticipates further net cash usage from operations over the next twelve months. The Company’s cash requirements consist principally of the Company’s contractual commitments; funding its operating losses as it maintains a leadership position in the emerging e-Prescribing market; and capital expenditures. The latter primarily involves computer equipment to support new Email Encryption customer orders and ongoing refurbishment of the data center and customer-located Email Encryption computer equipment. The Company’s cash requirements beyond contractual commitments are primarily targeted toward funding its operating losses in the e-Prescribing business.
     The Company has acquisition costs associated with adding subscribers to both the Email Encryption and e-Prescribing services. For Email Encryption, the costs are primarily selling and marketing, while for e-Prescribing the costs are selling, recruitment, and deployment related, including hardware device costs. In the first year of the e-Prescribing service, the Company generally targets fees from the customer that cover all of the incremental acquisition costs. After the first year of e-Prescribing service, the incremental cost to support customers decreases significantly, which increases the variable cash contribution to the Company as each contract matures. In addition, net cash contributions from transaction-based fees are high relative to the incremental costs to generate these fees. During the six months period ended June 30, 2007, the Company deployed the e-Prescribing service to approximately 1,050 prescribers. Future quarters with deployments greater than these quantities will equate to greater variable costs offset with greater cash receipts from the sponsors. Lower deployments versus this current run rate would equate to lower variable costs and lower cash receipts than recently experienced.
     The Company is projecting its operating spending to be approximately $34,200,000 inclusive of capital equipment purchases for the twelve months beginning July 1, 2007. This projection is based on the Company’s current organization size, the current order and deployment rates and the annualized operating spending. See “Liquidity Summary” below.
Liquidity Summary
     Based on the following assumptions and projections, the Company believes it has adequate resources and liquidity to sustain operations for the twelve month period ending June 30, 2008.
•	As of June 30, 2007, total cash on hand was $12,136,000 (including $1,700,000 of restricted cash);

•	Cash receipts for the next twelve months are projected to be approximately $30,600,000 based on current contracted billings, estimated contract renewals, prepay amounts and estimated new business; and

•	Operating spending including debt payments and capital asset purchases for the next twelve months is projected to be approximately $34,700,000 based on the Company’s organization and order and deployment rates as of June 30, 2007.
     There are no assurances that the Company will ultimately achieve or achieve in a timely manner these levels of projected cash receipts or expenses. Should business results not occur as projected, the Company may not achieve these projections. If the Company does not meet these projections, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its June 30, 2008, total cash (or equivalents) goal. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company prefers not to raise additional capital on its way to cash flow breakeven by issuing new shares of common stock given the current price of the Company’s common stock and because, at the Company’s current course and progress, the Company believes it has sufficient resources to begin generating cash flow. Accordingly, the extent and timing of success, or lack thereof, in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.
Options and Warrants of Zix Corporation Common Stock
     The Company has significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of June 30, 2007. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in
	Outstanding	Outstanding	Outstanding	Total Value of
Exercise Price Range	Shares	Shares	shares)	Vested Shares
$1.21 - $1.99	8,990,310	$13,845,078	7,214,815	$11,110,815
$2.00 - $3.49	5,241,856	15,620,731	4,474,137	13,419,685
$3.50 - $4.99	3,604,864	15,609,063	3,251,454	14,123,879
$5.00 - $5.99	1,651,448	8,537,986	1,651,448	8,537,986
$6.00 - $8.99	1,032,715	6,599,049	957,715	6,118,083
$9.00 - $19.99	1,266,495	13,462,842	1,266,495	13,462,842
$20.00 - $57.60	1,137,695	60,548,128	1,137,695	60,547,051

Total	22,925,383	$134,222,877	19,953,759	$127,320,341
Off-Balance Sheet Arrangements
     None
Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of June 30, 2007:

	Payments Due by Period
	Total	1 Year	2-3 Year	> 3 Years
Debt (long-term and short-term)	$1,835,000	$338,000	$1,497,000	$—
Operating leases and other	7,423,000	1,361,000	2,158,000	3,904,000

Total	$9,258,000	$1,699,000	$3,655,000	$3,904,000

     The Company has not entered into any material, non-cancelable purchase commitments at June 30, 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the three-month and six-month periods ended June 30, 2007, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2006 Annual Report to Shareholders on Form 10-K in Part II, Item 7A, which are incorporated by reference into this report on Form 10-Q.
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
     An evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Item 1A. Risk Factors and Note 16 to the condensed consolidated financial statements.
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
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” and other similar expressions. Such forward-looking statements may be contained in the “Risk Factors” referenced above, among other places.
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. We do not intend, and undertake no obligation, to update or revise any forward-looking statement, except as required by federal securities regulations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its 2007 Annual Meeting of Shareholders on June 7, 2007. See the Company’s Current Report on Form 8-K, dated June 11, 2007, for a description of the matters considered at the meeting and the voting results with respect to those matters.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

10.1	Zix Corporation 2006 Directors’ Stock Option Plan (amended and restated as of June 7, 2007). Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 11, 2007, and incorporated herein by reference.

10.2	Form of non-employee director stock option agreements and individual vesting schedules with respect to June 7, 2007, option grants to non-employee directors. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 11, 2007, and incorporated herein by reference.

10.3	Zix Corporation 2004 Stock Option Plan (amended and restated as of June 7, 2007). Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 11, 2007, and incorporated herein by reference.

10.4	Zix Corporation 2003 New Employee Stock Option Plan (amended and restated as of June 7, 2007). Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated June 11, 2007, and incorporated herein by reference.

Exhibit No.	Description of Exhibits
10.5	Zix Corporation 2001 Stock Option Plan (amended and restated as of June 7, 2007). Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated June 11, 2007, and incorporated herein by reference.

10.6	Zix Corporation 2001 Employee Stock Option Plan (amended and restated as of June 7, 2007). Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated June 11, 2007, and incorporated herein by reference.

10.7	Description of Zix Corporation 2007 Management Variable Compensation Plan. Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated June 11, 2007, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on August 14, 2007.

ZIX CORPORATION
By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 14, 2007.

Signature	Title

/s/ Richard D. Spurr (Richard D. Spurr)	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Barry W. Wilson (Barry W. Wilson)	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Robert C. Hausmann (Robert C. Hausmann)	Director

/s/ Charles N. Kahn III (Charles N. Kahn III)	Director

/s/ James S. Marston (James S. Marston)	Director

/s/ Antonio R. Sanchez III (Antonio R. Sanchez III)	Director

/s/ Paul E. Schlosberg (Paul E. Schlosberg)	Director