Form 10-Q
period 2007-09-30
ZIX CORP
filed 2007-11-14
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2007

Common Stock, par value $0.01 per share	60,634,241

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,885,000	$12,783,000
Restricted cash	400,000	—
Receivables, net	836,000	746,000
Prepaid and other current assets	1,521,000	2,178,000

Total current assets	12,642,000	15,707,000
Restricted cash	1,300,000	35,000
Property and equipment, net	2,048,000	2,404,000
Intangible assets, net	—	23,000
Goodwill	2,161,000	2,161,000
Deferred financing costs and other assets	142,000	36,000

Total assets	$18,293,000	$20,366,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$560,000	$221,000
Accrued expenses	3,319,000	3,079,000
Deferred revenue	11,926,000	8,388,000
Customer deposit	—	2,000,000
Promissory note payable	400,000	2,661,000
Short-term note payable	26,000	255,000

Total current liabilities	16,231,000	16,604,000
Long-term liabilities:
Deferred revenue	4,172,000	2,496,000
Promissory note payable	1,109,000	—
Deferred rent	329,000	339,000

Total long-term liabilities	5,610,000	2,835,000
Total liabilities	21,841,000	19,439,000

Commitments and contingencies (see Note 16)
Stockholders’ equity (deficit):
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 62,676,020 issued and 60,348,839 outstanding in 2007 and 61,966,020 issued and 59,638,839 outstanding in 2006	627,000	620,000
Additional paid-in capital	324,560,000	322,330,000
Treasury stock, at cost; 2,327,181 common shares in 2007 and 2006	(11,507,000)	(11,507,000)
Accumulated deficit	(317,228,000)	(310,516,000)

Total stockholders’ equity (deficit)	(3,548,000)	927,000

Total liabilities and stockholders’ equity	$18,293,000	$20,366,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$6,191,000	$4,710,000	$17,133,000	$12,814,000
Cost of revenues	2,662,000	3,131,000	8,162,000	9,596,000

Gross margin	3,529,000	1,579,000	8,971,000	3,218,000
Operating expenses:
Research and development expenses	1,320,000	1,630,000	3,962,000	4,851,000
Selling, general and administrative expenses	4,236,000	5,210,000	13,685,000	18,351,000
Customer deposit forfeiture	—	—	(2,000,000)	(1,000,000)
(Gain) on sale of product lines	—	(11,000)	—	(11,000)
Asset impairment charge	—	125,000	—	125,000
Loss on impairment of operating lease	—	—	100,000	—

Total operating expenses	5,556,000	6,954,000	15,747,000	22,316,000

Operating loss	(2,027,000)	(5,375,000)	(6,776,000)	(19,098,000)
Other (expense) income:
Investment and other income	143,000	229,000	437,000	740,000
Interest expense	(35,000)	(114,000)	(141,000)	(1,009,000)
Gain on derivative liabilities (See Note 13)	—	1,120,000	—	4,050,000
Loss on extinguishment of debt	—	—	(178,000)	(871,000)

Total other (expense) income	108,000	1,235,000	118,000	2,910,000

Loss before income taxes	(1,919,000)	(4,140,000)	(6,658,000)	(16,188,000)
Income taxes benefit (expense)	(17,000)	(11,000)	(54,000)	77,000

Net loss	$(1,936,000)	$(4,151,000)	$(6,712,000)	$(16,111,000)

Basic and diluted loss per common share	$(0.03)	$(0.07)	$(0.11)	$(0.29)

Basic and diluted weighted average common shares outstanding	60,344,165	59,638,839	60,189,352	56,201,207

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance, January 1, 2007	61,966,020	$620,000	$322,330,000	$(11,507,000)	$(310,516,000)	$927,000
Issuance of common stock upon exercise of stock options	10,000	—	15,000	—	—	15,000
Common stock issued upon restructure of promissory note payable	700,000	7,000	1,386,000	—	—	1,393,000
Employee share-based compensation costs	—	—	740,000	—	—	740,000
Non-employee stock-based compensation	—	—	89,000	—	—	89,000
Net loss	—	—	—	—	(6,712,000)	(6,712,000)

Balance, September 30, 2007	62,676,020	$627,000	$324,560,000	$(11,507,000)	$(317,228,000)	$(3,548,000)
See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(6,712,000)	$(16,111,000)
Non-cash items in net loss:
Depreciation and amortization	1,246,000	2,195,000
Amortization of debt discount / premium, financing costs and other	36,000	797,000
Value of additional warrants issued	—	10,000
Loss on extinguishment of debt	178,000	871,000
Gain on derivative liabilities	—	(4,050,000)
Loss on impairment of operating lease	100,000	—
Employee share-based compensation costs	740,000	2,008,000
Non-employee share-based compensation costs	89,000	1,000
Customer deposit forfeiture	(2,000,000)	(1,000,000)
Changes in deferred taxes	(106,000)	(96,000)
Asset impairment charge	—	125,000
Common stock issued to employees and non-employee in lieu of cash	—	187,000
Gain on sale of product lines	—	(11,000)
Changes in operating assets and liabilities:
Receivables	(90,000)	(488,000)
Prepaid and other current assets	661,000	278,000
Accounts payable	246,000	(73,000)
Deferred revenue	5,214,000	1,073,000
Accrued and other liabilities	148,000	(586,000)

Net cash used by operating activities	(250,000)	(14,870,000)
Investing activities:
Purchases of property and equipment	(769,000)	(1,024,000)
Restricted cash investments, net	(1,665,000)	5,100,000
Proceeds from sale of product lines	—	11,000

Net cash provided (used) by investing activities	(2,434,000)	4,087,000
Financing activities:
Proceeds from exercise of stock options	15,000	—
Proceeds from private placement of common stock	—	11,817,000
Payment of expenses relating to private placement of common stock	—	(836,000)
Payment of convertible debt	—	(5,000,000)
Payment of premium on convertible debt	—	(200,000)
Payment of short-term notes payable, capital leases and other	(229,000)	(396,000)

Net cash provided (used) by financing activities	(214,000)	5,385,000

Decrease in cash and cash equivalents	(2,898,000)	(5,398,000)
Cash and cash equivalents, beginning of period	12,783,000	20,240,000

Cash and cash equivalents, end of period	$9,885,000	$14,842,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or “the Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2006 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.
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
     The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There was an insignificant amount of interest expense accrued or recognized related to income taxes for the three and nine-month periods ended September 30, 2007. There was no selling, general and administrative expense accrued or recognized for the same periods. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three and nine-month periods ended September 30, 2007, or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.
3. Company Overview and Liquidity
     As of January 1, 2006, the Company operates two reporting segments, Email Encryption and e-Prescribing, which provide services that protect, manage and deliver sensitive electronic information and provide electronic prescribing at the point of care. Prior to January 1, 2006, the Company was operated and managed as a single reporting segment.
     The Company’s Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails need to be sent securely to comply with regulations or corporate policy. It is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. Also, Email Encryption is referred to in this document as “Secure Messaging”. e-Prescribing consists of a single product line named PocketScript®. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to virtually any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology to improve patient safety and reduce prescription costs due to better information at the point of care. The e-Prescribing service is also offered as a hosted, software, service solution. The Company’s business model is designed to remove known obstacles to physician adoption by getting health plan payors to “sponsor” physicians such that set-up costs, including installation and training and the initial service period are paid for by the health plan. Both the Email Encryption and e-Prescribing services have required the Company to make a significant up-front investment to establish service and secure enough subscribers to make the businesses profitable.
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

     The recurring nature of the Company’s Email Encryption subscription business model makes cash receipts rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. The e-Prescribing service and corresponding market is significantly earlier in its life cycle when compared to Email Encryption; thus, the Company has chosen to spend money in excess of cash receipts to build an e-Prescribing subscription base with the target of reaching and exceeding a level of subscribers needed to overcome the required fixed cost spending. The Company estimates a range of 10,000 to 12,000 active users (subscribers) is needed for these fixed costs to be overcome.
     The Company has total contractual obligations over the next year of $1,859,000 and of $5,238,000 over the next three years consisting of debt obligations and other contractual commitments. The amount due in the next year includes $484,000 in debt and related interest payments (consisting of $26,000 for a commercial insurance-related promissory note that expires in November 2007 and $400,000 representing the first and second installments due in April and July of 2008 for a promissory note issued to sanofi-aventis as part of the restructuring of indebtedness owed to a predecessor interest to sanofi-aventis). The three year total includes the total $1,600,000 promissory note plus related interest issued to sanofi-aventis as part of the indebtedness restructuring. Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of its spending in excess of contractual commitments is discretionary and flexible.
     Based on the following assumptions and projections, the Company believes it has adequate resources and liquidity to sustain operations for the twelve month period ending September 30, 2008 and is projecting cash flow improvements through cash receipt increases and cost containment to augment its liquidity beyond this time frame.
•	As of September 30, 2007, total cash on hand was $11,585,000 (including $1,700,000 of restricted cash);

•	Cash receipts for the next twelve months are projected to be approximately $32,700,000 based on current contracted billings and estimated contract renewals, prepay amounts and estimated new business; and

•	Operating spending including debt payments and capital asset purchases for the next twelve months is projected to be approximately $35,300,000 based on the Company’s organization and order and deployment rates as of September 30, 2007.

•	During the period from October 1, 2007 through November 12, 2007, the Company received proceeds of approximately $738,000 in exchange for 285,000 shares of the Company’s common stock as a result of the exercise of stock options and warrants which were outstanding as of September 30, 2007. The Company currently intends to prepay the 2008 installments ($600,000) of the sanofi-aventis promissory note from these proceeds.
     There are no assurances that the Company will ultimately achieve, or achieve in a timely manner, improvements in liquidity. Should business results not occur as projected, the Company may not achieve its projections. If the Company does not achieve its projections it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its September 30, 2008, total cash (or equivalents) goal. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company prefers not to raise additional capital on its way to cash flow breakeven by issuing new shares of common stock because, at the Company’s current course and progress, the Company believes it has sufficient resources to begin generating cash flow. Accordingly, the extent and timing of success in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.
     For a further, more detailed discussion on those elements contained in this footnote, we refer the reader to the MD&A discussion contained in this document; with particular focus on the “Overview, Revenue and Liquidity and Capital Resources” sections therein.
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
     The Company develops, markets, licenses and supports electronic information protection services. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based service, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, for its Email Encryption Service, the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when the Company is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
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
     For the three months ended September 30, 2007, no single customer accounted for more than 10% of revenue. For the nine months ended September 30, 2007, a single customer, Blue Cross Blue Shield of Massachusetts, accounted for approximately 10% ($1,656,000) of total revenue. For the three and nine-month periods ended September 30, 2006, Blue Cross Blue Shield of Massachusetts accounted for approximately 12% ($545,000) and 10% ($1,329,000) of total revenues, respectively.
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

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$4,631,000	$1,560,000	$—	$6,191,000	$3,585,000	$1,125,000	$—	$4,710,000
Cost of revenues	1,029,000	1,633,000	—	2,662,000	1,297,000	1,834,000	—	3,131,000

Gross margin (loss)	3,602,000	(73,000)	—	3,529,000	2,288,000	(709,000)	—	1,579,000
Direct expenses	2,487,000	1,725,000	—	4,212,000	2,703,000	2,452,000	—	5,155,000

Segment contribution (loss)	1,115,000	(1,798,000)	—	(683,000)	(415,000)	(3,161,000)	—	(3,576,000)
Unallocated (expense)/income
Marketing, general and administrative expense	—	—	(1,344,000)	(1,344,000)	—	—	(1,685,000)	(1,685,000)
Gain on sale of product line	—	—	—	—	—	—	11,000	11,000
Gain on derivatives	—	—	—	—	—	—	1,120,000	1,120,000
Asset impairment charge	—	—	—	—	—	—	(125,000)	(125,000)
Investment and other income	—	—	143,000	143,000	—	—	229,000	229,000
Interest expense	—	—	(35,000)	(35,000)	—	—	(114,000)	(114,000)

Total	—	—	(1,236,000)	(1,236,000)	—	—	(564,000)	(564,000)

Income (loss) before income taxes	$1,115,000	$(1,798,000)	$(1,236,000)	$(1,919,000)	$(415,000)	$(3,161,000)	$(564,000)	$(4,140,000)

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$12,685,000	$4,448,000	$—	$17,133,000	$10,287,000	$2,527,000	$—	$12,814,000
Cost of revenues	3,255,000	4,907,000	—	8,162,000	4,082,000	5,514,000	—	9,596,000

Gross margin (loss)	9,430,000	(459,000)	—	8,971,000	6,205,000	(2,987,000)	—	3,218,000
Direct expenses	7,897,000	5,344,000	—	13,241,000	8,426,000	7,920,000	—	16,346,000

Segment contribution (loss)	1,533,000	(5,803,000)	—	(4,270,000)	(2,221,000)	(10,907,000)	—	(13,128,000)
Unallocated (expense)/income
Marketing, general and administrative expense	—	—	(4,406,000)	(4,406,000)	—	—	(6,856,000)	(6,856,000)
Loss on extinguishment of debt	—	—	(178,000)	(178,000)	—	—	(871,000)	(871,000)
Gain on sale of product line	—	—	—	—	—	—	11,000	11,000
Gain on derivatives	—	—	—	—	—	—	4,050,000	4,050,000
Asset impairment charge	—	—	—	—	—	—	(125,000)	(125,000)
Operating lease impairment charge	—	—	(100,000)	(100,000)	—	—	—	—
Customer deposit forfeiture	—	—	2,000,000	2,000,000	—	—	1,000,000	1,000,000
Investment and other income	—	—	437,000	437,000	—	—	740,000	740,000
Interest expense	—	—	(141,000)	(141,000)	—	—	(1,009,000)	(1,009,000)

Total	—	—	(2,388,000)	(2,388,000)	—	—	(3,060,000)	(3,060,000)

Income (loss) before income taxes	$1,533,000	$(5,803,000)	$(2,388,000)	$(6,658,000)	$(2,221,000)	$(10,907,000)	$(3,060,000)	$(16,188,000)

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

	September 30, 2007				December 31, 2006
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Total Assets	$3,466,000	$1,166,000	$13,661,000	$18,293,000	$3,377,000	$1,813,000	$15,176,000	$20,366,000

6. Stock Options and Stock-based Employee Compensation
     As of September 30, 2007, there were 9,479,846 options outstanding and 3,225,891 available for grant. Of this amount, 2,865,759 options were available for grant to employees and non-Director consultants and advisors and 360,132 were available for grant to the Company’s Directors. For the three and nine-month periods ended September 30, 2007, the total stock-based compensation expense was recorded to the following line items of the Company’s condensed consolidated statement of operations:

	Three Months Ended	Nine Months Ended
	Sept 30, 2007	Sept 30, 2007
Cost of revenues	$5,000	$93,000
Research and development expenses	8,000	71,000
Selling, general and administrative expenses	(76,000)	665,000

Stock-based compensation expense	$(63,000)	$829,000

     There were 10,000 stock options exercised for the nine months ended September 30, 2007, and no exercises for the comparable period in 2006. There were no excess tax benefits recorded in the respective periods. A deferred tax asset totaling $291,000 and $763,000, resulting from stock-based compensation expense, was recorded for the nine-months ended September 30, 2007 and 2006, respectively. The deferred tax asset recorded in 2007 was fully reserved and $719,000 of the total tax asset recorded in 2006 was reserved because of the Company’s historical net losses for its United States operations. As of September 30, 2007, there was $1,852,000 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.96 years.
     In the third quarter of 2007, the Company recorded a total of $355,000 in credit adjustments in stock compensation expense which consisted principally of a prior-period adjustment of $282,000. The prior period adjustment related to the over-stated expense recorded in the fourth quarter of 2006. The Company determined that the adjustment would have an immaterial effect to the Company’s consolidated financial statements for the respective three-month and twelve-month periods ended December 31, 2006 and the three-month and nine-month periods ended September 30, 2007, based upon management’s qualitative and quantitative analysis relative to its materially consistent with the appropriate accounting guidance. The credit adjustment amounts recorded in the current quarter to cost of revenues, research and development expenses and selling, general and administrative expenses were $11,000, $6,000 and $265,000 respectively. The remaining credit adjustments related primarily to an interim period change in forfeiture rates.
     Stock Option Activity
The following is a summary of all stock option transactions for the three months ended September 30, 2007:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at June 30, 2007	9,559,642	$5.30
Granted at market price	51,404	$1.86
Granted above market price	—	$—
Cancelled or expired	(121,200)	$2.56
Exercised	(10,000)	$1.50

Outstanding at Sept 30, 2007	9,479,846	$5.32	5.85	$860,000

Options exercisable at Sept 30, 2007	6,992,724	$6.45	5.08	$223,000

     At September 30, 2007, the Company had 2,009,423 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options is $860,000.
Common Stock Issued in Lieu of Cash
     At September 30, 2007, the Company held 619,672 shares of common stock in reserve under a shareholder approved plan for potential future grant in lieu of cash compensation to employees. For the nine-month period ended on September 30, 2007, there were no shares issued.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Common stock issued to employees for compensation in lieu of cash	$—	$—	$—	$157,000
Stock granted to third parties	—	—	—	30,000

Total	$—	$—	$—	$187,000

For additional or supplemental information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2006.
7. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and non-cash activities:

	Nine Months Ended September 30,
	2007	2006
Cash paid for interest	$66,000	$263,000
Cash (refunded) paid for income tax	$133,000	$(21,000)
Noncash investing and financing activities:
Issuance of common stock and warrants related to the restructure of the prior promissory note payable	$1,393,000	$—
Issuance of a replacement promissory note payable	$1,477,000	$—
Accrued expenses relating to private placement of common stock (Note 13)	$—	$72,000
Valuation of beneficial conversion, net of subsequent reversal (Note 12)	$—	$94,000
Accrued expenses related to fixed asset purchases	$102,000	$127,000
Assets sold to customers as part of their subscription service	$—	$19,000
Value of additional warrants issued (Note 12)	$—	$130,000
8. Restricted Cash
     The current restricted cash of $400,000 and $1,275,000 of the total non-current restricted cash at September 30, 2007, relates to a Letter of Credit issued in favor of sanofi-aventis as security for a $1,600,000 promissory note issued in the first quarter of 2007 (see Note 12 to the Condensed Consolidated Financial Statements). The remaining non-current restricted cash balance of $25,000 and $35,000 at September 30, 2007 and 2006, respectively, relates to a Letter of Credit given as a security deposit for one of the Company’s office leases.
9. Receivables, net

	September 30,	December 31,
	2007	2006
Gross trade accounts receivable	$4,316,000	$4,523,000
Allowance for returns and doubtful accounts	(66,000)	(71,000)
Unpaid portion of deferred revenue	(3,414,000)	(3,706,000)

Trade receivables, net	836,000	746,000
Note receivable	488,000	488,000
Allowance for note receivable	(488,000)	(488,000)

Note receivables, net	—	—

Total receivables, net	$836,000	$746,000
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
     The note receivable as of September 30, 2007, reflects the remaining balance of an original note with an original principal amount of $540,000 issued in conjunction with the sale of MyDocOnLine, Inc., and its remaining product line, Dr. Chart, in September 2005 (See Note 6 to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

     As the note receivable is fully reserved, any payments received are recorded as gains on the prior sale of the Dr. Chart product line. The Company received interest payments in the amount of $10,000 and no principal payments during the third quarter of 2007. Interest payments received in the third quarter 2007 were recorded as interest income.
10. Prepaid and other current assets

	September 30,	December 31,
	2007	2006
Inventory	$257,000	$767,000
Deferred cost of sales charges	336,000	334,000
Prepaid insurance, maintenance and other	900,000	1,025,000
Tax related	28,000	52,000

Prepaid and other current assets	$1,521,000	$2,178,000
     Inventory — The Company’s inventory consists mainly of the costs of handheld devices and related networking hardware for e-Prescribing. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. As a general practice, the Company maintains a 60 to 90 day supply of inventory. However, in late 2006, the Company received an end-of-life product notice from its handheld device vendor. As a result, the Company immediately procured additional quantities of handheld devices sufficient to accommodate the 2007 forecasted e-Prescribing deployments. The Company has completed testing on two alternative devices for use beyond 2007.
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
     Prepaid insurance, maintenance and other — This category includes the Company’s prepaid business-related insurance costs, which are amortized ratably over the applicable coverage periods. The maintenance and other portions of this category represent the prepaid hardware maintenance and software licenses and support costs which are amortized ratably over the applicable maintenance or support periods, most of which relate to activities within the Company’s data center. Other service-related prepaid costs included in this category are expensed at the time the services are rendered.
11. Customer Deposit
     Customer deposits as of December 31, 2006, consisted of a single customer deposit of $2,000,000, the origin of which related to the Company’s acquisition of MyDocOnLine, Inc. in January 2004 (See Notes 6 and 13 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
     The customer deposit of $2,000,000 was forfeited in the first quarter of 2007 as outlined in the master services agreement. This forfeiture, as was the case involving the previous forfeitures ($960,000 and $1,000,000, in the second quarter of 2005 and the first quarter of 2006, respectively), was reported as customer deposit forfeitures and as a result reduced operating expenses in the respective quarters. The Company believes the forfeitures of deposit were most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel.
12. Notes Payable
     Total notes payable at September 30, 2007, are as follows:

	Promissory		Promissory	Total
	note payable	Short-Term	note payable	notes
	sanofi-aventis	note payable	sanofi-aventis	payable
Stated interest rate	4.50%	6.99%	5.00%
Effective interest rate	11.00%	6.99%	9.09%
Term	Mar-07	Nov-07	Jan-10
December 31, 2006, net book value	$2,661,000	$255,000	$—	$2,916,000
Additional discount / warrants	(139,000)	—	(126,000)	(265,000)

	Promissory		Promissory	Total
	note payable	Short-Term	note payable	notes
	sanofi-aventis	note payable	sanofi-aventis	payable
Extinguishment of debt	(2,700,000)	—	—	(2,700,000)
Loss on extinguishment	178,000	—	—	178,000
Additional debt / discount / amortization	—	—	1,635,000	1,635,000
Payments made	—	(229,000)	—	(229,000)

September 30, 2007, net book value	$—	$26,000	$1,509,000	$1,535,000
Promissory Note Payable
     Concurrent with the MyDocOnLine acquisition on January 30, 2004, Aventis Inc. loaned the Company $3,000,000 due March 15, 2007, with a stated interest rate of 4.50%. The loan was evidenced by a promissory note payable to sanofi-aventis and secured by the Company’s property and equipment and accounts receivable pursuant to a security agreement. Interest on the note was payable only in services provided by the Company to sanofi-aventis unless there was an event of default. The principal portion of the note was payable in either cash or shares of the Company’s common stock, based on the then current value of such shares, at the option of the Company and could have been prepaid by the Company at any time without penalty. Additionally, at sanofi-aventis’ discretion and after the $4,000,000 customer deposit from sanofi-aventis under the Master Services Agreement was consumed (See Note 13 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), the principal portion of the note could have been paid in the form of additional services provided to sanofi-aventis by the Company pursuant to the terms of the Master Services Agreement. Should sanofi-aventis have chosen not to have the note paid in the form of services, the Company would have been required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considered its minimum liability.
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
Short-term Notes Payable
     In December 2006, ZixCorp issued an eleven-month note payable to Cananwill, Inc., totaling $279,000, to finance the Company’s 2007 commercial insurance requirements. The note matures in November 2007. Interest and principal payments are made on a monthly basis.
Convertible Promissory Notes Payable
     In the second quarter 2006, an $871,000 loss on extinguishment of convertible debt was recorded (See Note 14 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for details relative to the origin of the convertible promissory notes, their history, and details specific to the recording of the $871,000 loss).
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
     The stock purchase agreement requires the Company to register the common stock issued and the common stock issuable upon exercise of the warrants. The stock purchase agreement also provides for liquidated damages to the investors should the Company fail to have the registration statement declared effective in a specified period of time or if the Company fails to maintain the effectiveness of the registration statement for up to 23 months from the closing date. The liquidated damages amount is 2% of the total private placement proceeds for each month of non-compliance. The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of September 30, 2007.
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

     Warrants issued to investors in the private placement and related liquidated damages — The Company determined that the warrants and related liquidated damages provisions associated with the common stock issuable upon exercise of the warrants did not meet the criteria for equity accounting under EITF 00-19. Therefore, on the date the transaction was consummated, the Company determined that the fair value of the warrants was $5,978,000 using the BSOPM (using the following assumptions: 66-month life, risk-free interest rate of 4.79%, volatility of 93% and no dividends payable during the life of the warrants). The Company determined the fair value of the liquidated damages provision on the date of the transaction was $46,000 based on the probability of possible damages that could be paid over the 23-month period. The probability of non registration over the next 23 months was deemed low due to the Company’s historical ability to obtain and maintain the effectiveness of numerous previous registrations over several years. The total fair value of the warrants and liquidated damages provision of and the fair value of the liquidated damages provision was $6,024,000 and was recorded as a derivative liability with plans to revalue the liability each quarter until the liquidated damages provisions expire (the earlier of 23 months from the closing date or until all warrants are exercised and the related stock is sold) and changes would be recorded in the consolidated statement of operations.
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
     Liquidated damages related to common stock — The liquidated damages provision related to the common stock issued was originally determined to be an embedded derivative under SFAS No. 133. The Company determined the fair value of the liquidated damages provision on the date of the transaction was $77,000 based on the probability of possible damages that could be paid over the 23-month period. This derivative would be revalued on a quarterly basis until the liquidated damages provisions expire (the earlier of 23 months from the closing date or until all stock is sold by the original investors) with any change in value being recognized as a gain or loss in the consolidated statement of operations.
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
     Common stock — After all the allocations described above were taken into account the residual unallocated portion of the net proceeds from the private placement of $10,909,000 of private placement proceeds was $4,549,000. Of this amount $100,000 was recorded as common stock and the remaining $4,449,000 recorded as additional paid-in capital.
     The following table summarizes the total derivative liabilities initially recorded on April 5, 2006, and the revaluation as of September 30, 2006:

		(Gain)/	September
	April 5, 2006	Loss on	30, 2006
Derivative Liability	Fair Value	Revaluation	Fair Value
Liquidated damages related to common stock	$77,000	$(16,000)	$61,000
Warrants issued to investors and related liquidated damages	6,024,000	(4,038,000)	1,986,000
Potential future payments to transaction underwriters	59,000	4,000	63,000

Total	$6,160,000	$(4,050,000)	$2,110,000

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
14. Loss on Impairment of Operating Lease
     On April 11, 2007, the Company entered into a sublease agreement for the leased premises located in Mason, Ohio in an effort to reduce excess capacity and operating expenses. The term of the sublease agreement coincides with the Company’s original property lease. As a result of this sublease agreement, the Company will continue to record rent expense throughout the sublease period commencing in April 2007 in the amounts of $79,000, $107,000 and $90,000 for years 2007, 2008 and 2009, respectively. These expenses will be partially offset by the receipt of sublease payments totaling $32,000, $79,000, and $65,000 in years 2007, 2008, and 2009, respectively and recorded to other income.
15. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the condensed consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, and because a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	September 30,
	2007	2006
Stock options	9,479,846	8,501,575
Warrants issued in relation to debt and equity arrangements	13,365,741	12,082,755
Shares issuable for conversion of convertible promissory notes payable	—	658,878

Total antidilutive securities excluded from EPS Calculation	22,845,587	21,243,208

16. Contingencies
     Beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division (the “Court”) against the Company and certain of its current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003, and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act during this time period. These several class action lawsuits have been consolidated into one case. The named defendants are Zix Corporation, Dennis F. Heathcote, Daniel S. Nutkis, John A. Ryan, Ronald A. Woessner, and Steve M. York.
          The Company’s motion to dismiss the consolidated lawsuits pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure and pursuant to the Private Securities Litigation Reform Act was denied in September 2006 by the Court. The consolidated class action lawsuit is proceeding in due course, and the discovery process has commenced.  Also, the shareholder representatives of the purported plaintiff shareholder class have filed a motion with the Court to certify a class of plaintiffs consisting of persons who purchased the Company’s common stock in the open market from October 30, 2003, and May 4, 2004, inclusive and who were damaged by the allegedly materially false and misleading statements and/or omissions.  The Court denied the plaintiffs’ initial motion to certify this class, but afforded the plaintiffs another opportunity to re-file their class certification motion with the Court. The parties are in the process of re-briefing the class certification issue, and the briefing is not scheduled to be completed until late February 2008.
          Also, three “shareholder derivative” lawsuits have been filed against the Company and certain named individuals, as described below. These derivative lawsuits were filed in September 2004, October 2005 and November 2005. Two of the derivative lawsuits are pending before the Court (the “Federal Derivative Actions”), and one is pending in the County Court at Law No. Two, Dallas County, Texas (the “State Derivative Action”). The purported shareholder derivative lawsuits relate to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits. The derivative lawsuits name the Company as a nominal defendant and as actual defendants the individuals named in the purported shareholder class action lawsuits mentioned above, as well as Bradley C. Almond, Wael Mohamed, Russell J. Morgan, Richard D. Spurr, and the Company’s current and former outside directors, Charles N. Kahn, III, Michael E. Keane, James S. Marston, Paul E. Schlosberg, Antonio R. Sanchez III, and Ben G. Streetman. The suits seek to require the Company to initiate legal action for unspecified damages against the individual defendants named in the shareholder class action lawsuits. The suits also allege breaches of fiduciary duty, abuse of control, insider selling, gross mismanagement, waste of corporate assets and misappropriation of information and seek contribution and indemnification against the individual defendants.
          The Company, throughout these litigations, has strenuously denied and continues to deny each of the allegations of wrongdoing and liability against it whatsoever. Nevertheless, as previously announced in the Company’s filing of Form 8-K, dated August 21, 2007, the Company has agreed to settle the Federal Derivative Actions solely to avoid the burdens, risk, and substantial expense that would result from the continuation of these actions. In furtherance of the settlement, on August 16, 2007, the Court entered a preliminary approval order of a proposed settlement of the Federal Derivative Actions.
     The terms of the proposed settlement of the Federal Derivative Actions are set forth in the Notice of Proposed Settlement of Derivative Litigation, Hearing Thereon, and Right to Appear (the “Notice”), annexed to the Company’s August 21, 2007 Form 8-K. As part of the proposed settlement, the Company’s insurer has agreed to pay an aggregate of $267,500 for attorney’s fees and expenses for the lead counsel for the Federal Derivative Actions. Additionally, as part of the proposed settlement, the Company has agreed to adopt certain corporate governance procedures, as described in the Notice. The Court has scheduled a hearing on November 27, 2007, for the purpose of determining whether the proposed settlement should be approved and a final judgment entered with respect thereto by the Court and whether the proposal for the attorneys’ fees payable to the lead counsel should be approved by the Court. The Court’s preliminary approval order also enjoins (stays) the prosecution of the State Derivative Action and the plaintiffs in the State Derivative Action have preliminarily agreed to dismiss the State Derivative Action. In any event, a judgment in the Federal Derivative Litigation should have preclusive effect in the State Derivative Action.
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

17. Subsequent Event
          Stock Option and Warrant Exercises
          During the period from October 1, 2007 through November 12, 2007, the Company received proceeds of approximately $738,000 in exchange for 285,000 shares of the Company’s common stock as a result of the exercise of stock options and warrants which were outstanding as of September 30, 2007. The Company currently intends to prepay the 2008 installments ($600,000) of the sanofi-aventis promissory note from these proceeds.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     As of January 1, 2006, the Company operated two reporting segments, Email Encryption and e-Prescribing, which are e-communication services that connect enterprises and consumers in the healthcare, finance, insurance, and government sectors to protect and deliver sensitive information.
     The Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails need to be sent securely to comply with regulations or corporate policy and is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. The Company first targeted the healthcare sector, where the legislated mandates of the Health Insurance Portability and Accountability Act (HIPAA), a 1996 law that requires protected health information to be safeguarded over open networks, are driving demand. The Company has successfully expanded into the financial services market and has had growing success in the government market. Success in these markets is driven by the Gramm-Leach—Bliley Act and a variety of State level data protection laws which mandate that personal data be protected. The Company continues to make strategic efforts to increase sales by increasing sales efficiency as well as increasing the reach and effectiveness of distribution and reseller partners. The Email Encryption Service was previously referred to by the Company as “eSecure” when it had also included the MI/WI (Message Inspector/Web Inspector) products, which were obtained in the Elron Software, Inc. acquisition in September 2003, and subsequently sold to CyberGuard in March 2005 as a component of the Company’s strategic plan to bring about more focus on the Email Encryption Service (see Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
     In July 2003, the Company acquired substantially all of the operating assets and the business of Pocket Script, LLC (“PocketScript”), a privately-held development-stage enterprise that provided electronic prescription solutions for the healthcare industry. This acquisition enabled the Company to expand its services into the e-prescribing marketplace, which continues to be viewed as a promising market as more physicians leverage technology in delivering care. The Company’s expansion into the e-prescribing market was made more attractive by the fact that the number of prescriptions written annually in the United States continues to increase and confidence in the accuracy and safety of written prescriptions declines. e-Prescribing is offered as a hosted-service solution and consists of a single product line named “PocketScript”. PocketScript is an electronic prescribing service that allows physicians to use a handheld device (or computer terminal) to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and comprehensive drug data that normally would not be available in a paper prescription format. This allows the physician to leverage technology to improve patient safety and reduce prescription costs due to better information at the point of care. The Company’s primary go-to-market model for the PocketScript service is to sell the service to major insurance payors, such as Blue Cross Blue Shield entities, United Health Care and Aetna, who in turn provide it to physicians at no cost for the first year of service by sponsoring the service in their coverage area. Economically, the Company relies on the annual service fees paid by the insurance payors or the physicians, as well as current and future anticipated transaction fees, to make this business profitable. e-Prescribing had previously included the Dr. Chart hospital-based lab results delivery product, obtained in the MyDocOnLine acquisition in January 2004, and subsequently sold in September 2005 as a component of the Company’s strategic plan to bring about more focus on the e-Prescribing product line (see Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). In the past, e-Prescribing was referred to by the Company as “eHealth.”
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
     As a secondary, but equally important business strategy, the Company continues to balance the cash produced by its more mature business segment, Email Encryption, with the cash required to develop its emerging business segment, e-Prescribing.
     Operationally, the success of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “new first year orders”) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	Additional payor sponsorship of the e-Prescribing service to the physician by new or existing insurance payors;

•	Successful adoption and usage of the e-Prescribing service by physicians;

•	Retention of the users (physicians) of the e-Prescribing service as indicated by subscription renewals;

•	Future transaction fees (or related fees) associated with the use of the e-Prescribing service; and

•	Our ability to increase business volume with reasonable cost increases.
     Known trends regarding these key metrics and their implication for the Company’s current and future capital requirements are discussed throughout this Management’s Discussion and Analysis section.
     There are no assurances that the Company will be successful in its efforts to expand its business. The Company’s continued growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses and used significant cash resources in prior years. While the Company experienced improvement in its cash-flow performance in 2006 and the first nine months of 2007, further operating losses are expected. The Company will continue to place a strong emphasis on actions to become cash flow breakeven. This emphasis might entail near-term cost reductions that may come in the form of workforce reductions, decreased investments in certain areas of the business, or business divestitures. Strategic actions intended to achieve the goal of cash flow breakeven might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company. See “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for more information on the effects to the Company if the Company’s business plan is not successful and liquidity worsens.
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
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified property and equipment aggregating $2,048,000 or 11% of total assets at September 30, 2007. Property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At September 30, 2007, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $108,029,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Revenue Recognition — The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, EITF Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple element nature of the Company’s contracts with customers and the potential for incorrect application of accounting guidance. This requires that revenue recognition be considered a critical accounting policy. (See Note 3 to Condensed Consolidated Financial Statements).
     Deferred cost of sales charge — In accordance with the Company’s revenue recognition policy, the revenue associated with certain e-Prescribing deployments is recognized ratably over the service period. To properly match direct costs with revenue, the Company defers the direct costs of each deployment expected to be recovered. The deferred costs are then amortized into cost of revenues ratably over the period in which revenue is recognized, i.e. the service period. These costs consist mainly of the cost of the handheld device and related networking hardware. The deferred cost of sales charge of $336,000 and $334,000 is included in other assets as of September 30, 2007, and December 31, 2006, respectively.
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
Results of Operations
Third Quarter 2007 Summary of Operations
Financial Statement
s	Revenue for the quarter ended September 30, 2007, was $6,191,000 compared with $4,710,000 for the same period in 2006.

s	Gross Margin for the quarter ended September 30, 2007, was $3,529,000 or 57% of revenues compared to $1,579,000 or 34% of revenues for the comparable period in 2006.

s	Email Encryption — gross margin for this segment for the quarter ended September 30, 2007, was $3,602,000 or 78% of revenues totaling $4,631,000 compared to $2,288,000 or 64% of revenues totaling $3,585,000 for the comparable period in 2006.

s	e-Prescribing — the gross margin loss incurred by this segment for the quarter ended September 30, 2007, was $73,000 or a negative 5% of revenues totaling $1,560,000 compared to a loss of $709,000 or a negative 63% of revenues totaling $1,125,000 for the comparable period in 2006.

s	Loss before income taxes for the quarter ended September 30, 2007, was $1,919,000 compared with a loss before income taxes of $4,140,000 for the same period in 2006.

s	The Company’s ending unrestricted cash balance at September 30, 2007, was $9,885,000.

s	Cash used by operations for the first nine months of 2007 was $250,000. Total cash and cash equivalent balances (including unrestricted and restricted cash) decreased by $551,000 in the third quarter of 2007.
Operations
s	The Company secured new first year orders in the quarter ended September 30, 2007, totaling $1,359,000 for its Email Encryption services and achieved customer contract renewals of 101% on a contract value basis for Email Encryption customers, as discussed below under “Revenues — Email Encryption”.

s	The Company deployed approximately 540 new e-Prescribing devices to physicians under sponsorship arrangements with several insurance payor/sponsors.

s	The Company exceeded 1,765,000 electronic prescriptions transacted in the three months ended September 30, 2007, through use of its e-Prescribing service.
Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

			3-month Variance				9-month Variance
	Three Months Ended, September 30,		2007 vs. 2006		Nine Months Ended, September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
Email Encryption	$4,631,000	$3,585,000	$1,046,000	29%	$12,685,000	$10,287,000	$2,398,000	23%
e-Prescribing	1,560,000	1,125,000	435,000	39%	4,448,000	2,527,000	1,921,000	76%

Total revenues	$6,191,000	$4,710,000	$1,481,000	31%	$17,133,000	$12,814,000	$4,319,000	34%

     Email Encryption — The respective revenue increases of $1,046,000 (29%) and $2,398,000 (23%) in Email Encryption for the three and nine-month periods ended September 30, 2007, over the comparable period in 2006 are due to the Company adding new subscribers to the service while renewing a high percentage of existing subscribers as their service contracts expire. Additions to the subscriber base are best measured by new first-year orders which are defined as the amount of new orders that are scheduled to be recognized as revenue in the first twelve months of the contract. For the three and nine month periods ended September 30, 2007, the new first-year orders were approximately $1,359,000 and $4,108,000 respectively. This compares to corresponding amounts in 2006 of $1,234,000 and $3,646,000.
     The Company’s list pricing for Email Encryption has remained generally consistent in 2007 when compared with 2006 and the Company has experienced relatively consistent discount percentages off the list price in those periods. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period.
     e-Prescribing — The $435,000 and $1,921,000 e-Prescribing revenue increases for the three and nine-month periods ended September 30, 2007, versus the same period 2006, result from transaction/usage-based fees increasing by $65,000 (18%) and $668,000 (97%), respectively; deployment revenue of new e-Prescribing users increasing by $151,000 (29%) and $441,000 (33%), respectively, largely impacted by the restructuring of the contract terms with one of our payor/sponsors. Revenues resulting from renewals by the Company’s increasing number of payor/sponsors increased $242,000 (124%) and $721,000 (156%), respectively; and revenues relating to one-time projects increased by $91,000 for the nine-month period.
     With respect to the transaction/usage-based fees, a single customer accounted for $469,000 of the $668,000 increase in transaction/usage-based fees for the nine months ended September 30, 2007. These fees increase in part from improvements in the measured results in prescribing behaviors consistent with the agreed upon goals between the Company and the payor/sponsors.

Revenue Indicators — Backlog, Orders, and Deployments
     Revenue Outlook: The Company’s future revenue growth is expected to come from continued success in the Email Encryption business in healthcare, financial services and government, as well as from the expansion of the Company’s indirect channels to market. Broader market adoption of the Company’s e-Prescribing service and increased transaction/usage-based fees will be required for the Company to maintain and increase its e-Prescribing revenues.
     Company-wide backlog — The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of September 30, 2007, the backlog was approximately $30,448,000 and was comprised of the following elements: $16,098,000 of deferred revenue that has been billed and paid, $3,413,000 billed but unpaid and approximately $10,937,000 of signed, but unbilled contracts. The backlog can also be divided by product, of which $27,148,000 was for Email Encryption and $3,300,000 for e-Prescribing.
     The backlog is recognized into revenue as the services are performed. Approximately half of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     The Company’s future Email Encryption revenue growth beyond what is scheduled to be recognized from the backlog is determined by additional new first year orders and total orders for Email Encryption coupled with renewal rates for existing customers whose contracts are expiring. For e-Prescribing, the future revenue growth is dependent on expanding current payor sponsorships, securing new payor contracts, achieving and increasing adoption and utilization by and retention of the sponsored physicians, renewing service contracts for active physicians at the end of their sponsorship, and developing additional transaction-based fees.
     Email Encryption Orders — Total orders include customer orders that management separates into three components for measurement purposes, one being new first year orders, second being contract renewals, and third, the remaining years on any new multi-year contracts. Total order input for Email Encryption in the three-month period ended September 30, 2007, was $5,517,000 compared with $4,227,000 in 2006.
     The following table provides the relevant trend of new first-year orders:

	2007	2006
Three month period ending:
March 31	$1,352,000	$1,011,000
June 30	1,397,000	1,402,000
September 30	1,359,000	1,234,000
December 31	—	1,089,000

Total new first year orders	$4,108,000	$4,736,000

     For the third quarter, 2007, customer contract renewals were 101.6% on a contract value basis ($1,008,000), which will lead to continued revenue growth. Starting in 2007, the Company moved to a new metric for measuring its customer renewal rate for Email Encryption. In past quarters, the Company had used a metric that represented the percentage of gateway and portal customer accounts that had renewed. While this metric was very useful as a measurement of overall customer satisfaction with our services, it did not draw any distinction between our largest and smallest customers. The Company’s new renewal metric is based on the twelve month dollar value of bookings versus the previous twelve month bookings value for the same set of customers rather than the number of customer accounts. As with the previous method of measurement, this metric will represent bookings from our gateway and portal customers. The renewals would have been reported previously as a 97.4% renewal rate based on number of accounts. In general, renewals are renewed at a price equal to or greater than their previous service period. However, there are no assurances that potential increased competition in this market or other factors will not result in future price erosion. Such a price erosion, should it occur, could have a dampening effect on the Company’s renewal — related revenues.
     The Company continues to experience a high percentage of customers who choose to subscribe to the Email Encryption Service for a three-year term versus a one-year term. The Company expects this preference by a high percentage of its customers for a longer contract term to continue in 2007, as the Company has priced its services in a manner that encourages longer-term contractual commitments from customers. The Company’s list pricing for Email Encryption has remained generally consistent in 2007 when compared with 2006 and the Company has experienced relatively consistent discount percentages off the list price in those periods. However, there are no assurances that potential increased competition in this market or other factors will not result in future price erosion. Such a price erosion, should it occur, could have a dampening effect on the Company’s new first-year orders.
     e-Prescribing — In e-Prescribing, the Company builds its subscriber base by contracting with health insurance companies (payor/sponsors) to pay for (i.e. “sponsor”) physicians in their network to receive the e-Prescribing service at no charge to the physician for at least the first year of service. Currently, the Company has active contracts with eight such payor/sponsors. In the first nine months of 2007, the Company secured one new payor/sponsor. The current list prices for the initial service period and subsequent annual renewal periods for the e-Prescribing service are $2,000 and $600, respectively, and the Company has had recent success in both securing contracts at the list price and receiving more favorable payment terms. Future revenue growth is dependent on expanding current payor sponsorships, securing additional payor contracts, achieving and increasing adoption, utilization and retention by the sponsored physicians, renewing service contracts for active physicians at the end of their sponsorship, and developing additional transaction-based fees.
     The deployment of new subscribers and converting them into active users of the service are key indicators of future revenue. In the three-month period ended September 30, 2007, the Company deployed approximately 540 users compared with approximately 460 for the same period in 2006. The Company had approximately 500 sponsored, but not yet deployed prescribers in deployment backlog as of September 30, 2007. e-Prescribing deployments for the fourth quarter are expected to be between 250 and 300 deployments.
     Relative to deployments, year 2007 has been a year of recruiting and deployment of payor/sponsor contracts received in 2006. To date in 2007, the Company has signed one payor/sponsor contract for 200 prescribers. Absent new orders in the fourth quarter of 2007, the estimated deployments for the first quarter of 2008 are expected to be between 250 and 300 deployments. Payor/sponsors in the healthcare sector typically develop their operating budgets at year end and the Company is currently discussing potential program expansions with existing customers and potential new sponsorship programs with prospective customers.
     Absent securing contracts for a sufficient number of new sponsored prescribers, the Company will expect revenue from its e-Prescribing services to begin to decline in the first half of 2008. As of September 30, 2007, the Company had approximately 3,200 active prescribers using the service, as compared to approximately 3,100 as of June 30, 2007. The level of active users represents that portion of the total deployed base that is using the service on a consistent basis, making it a key indicator for retention and future renewal opportunity. Based on current trends, the Company believes that between 60%-70% of the users deployed in the near term will become active users. The Company also experiences attrition among its active users. The Company continues its efforts to identify solutions for lowering the rate of attrition.
     At an average rate of 500 deployments per quarter, the Company cannot achieve its business objectives of the e-Prescribing segment becoming cash flow sufficient on a standalone basis in the near term. However, the Company believes that the market has potential and is working with payor customers and prospective customers to demonstrate return on investment and other related benefits in an effort to significantly increase the quantity of prescribers sponsored. If successful, the Company will increase quarterly deployment rates accordingly thereby accelerating cash flow breakeven for the e-Prescribing segment.
     Sponsorship contracts typically specify that physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, Blue Cross Blue Shield of Massachusetts recently determined to renew the service for their qualified active users for a fourth year. Currently, seven out of our eight payor/sponsors under contract have either renewed their respective active subscribers or have expressed intent to do so. The remaining payor/sponsor is United Healthcare which was recently signed and is not yet up for renewal. For those users not meeting the threshold of being considered active and thus not being eligible for continued sponsorship by a payor sponsor, the Company attempts to contract directly with the individual user or medical practice.
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

			3-month Variance				9-month Variance
	Three Months Ended, September 30,		2007 vs. 2006		Nine Months Ended, September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
Email Encryption	$1,029,000	$1,297,000	$(268,000)	(21%)	$3,255,000	$4,082,000	$(827,000)	(20%)
e-Prescribing	1,633,000	1,834,000	(201,000)	(11%)	4,907,000	5,514,000	(607,000)	(11%)

Total cost of revenues	$2,662,000	$3,131,000	$(469,000)	(15%)	$8,162,000	$9,596,000	$(1,434,000)	(15%)

     The decrease in cost of revenues of $469,000 for the three month period ended September 30, 2007 consisted of decreased cash expenses of $116,000 and reductions in non-cash expenses of $353,000. The decreased cash expenses consisted principally of reduced people costs, reduced travel, and occupancy costs. The non-cash reduction consisted principally of decreased depreciation expense of $220,000 and decreased amortization expense of $106,000 due principally to certain fixed assets becoming fully depreciated between the respective periods. Likewise, amortization expense decreased due to the Company’s intangible assets becoming fully amortized between the respective periods.
     The decrease for the nine-month period ended September 30, 2007 of $1,434,000 consisted of $332,000 in cash expense and $1,102,000 in non-cash expense. The decreased cash expenses consisted of reduced travel, occupancy costs and sundry computer-related expenses. The non-cash reduction consisted principally of decreased depreciation expense of $655,000 and decreased amortization expense of $443,000 due principally to the effects of previously recorded impairments on certain fixed assets and other fixed assets becoming fully depreciated between the respective periods. Likewise, amortization expense decreased due to the Company’s intangible assets becoming fully amortized between the respective periods.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which is currently not fully utilized. Accordingly, cost of revenues is relatively fixed in nature and is expected to grow at a slower pace than revenue. Email Encryption has shown the ability to grow revenues, while leaving cost of revenues flat or only marginally increasing as more efficient methods of product delivery and service have been implemented. For example, the Email Encryption revenues for the nine-month period ending September 30, 2007, have increased $2,398,000, or 23%, when compared to the same period in 2006, but the cost of revenues have actually decreased as indicated above.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, training and e-Prescribing device costs. For the e-Prescribing service, a greater proportion of total cost of revenues relates to the field deployment and device costs versus the Email Encryption service. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated with demand. The $607,000 decrease for the nine-month comparative periods reflects a decrease primarily in fixed cost which was due principally to the reduced costs of data center-related activities including the depreciation and amortization expenses mentioned above.
Research and Development Expenses
     The following table sets forth a three and nine-month period comparison of the Company’s research and development expenses:

			3-month Variance				9-month Variance
	Three Months Ended, September 30,		2007 vs. 2006		Nine Months Ended, September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
Total Research and Development	$1,320,000	$1,630,000	$(310,000)	(19%)	$3,962,000	$4,851,000	$(889,000)	(18%)
     Research and development expenses decreased $310,000 and $889,000 or 19% and 18% for the respective three and nine-month periods ended September 30, 2007, when compared with the same periods in 2006. For the three and nine-month comparative periods, personnel costs decreased as a result of headcount reductions principally in the e-Prescribing segment totaling $326,000 and $1,040,000, respectively, partially offset by increases in sundry cash and non-cash expenses.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased 19% and 25% in the three and nine-month periods ended September 30, 2007, compared to the same periods in 2006. The general trend of reduced expenses throughout 2006 and early 2007 was a product of a number of cost reduction initiatives executed by the Company. Looking ahead to the end of 2007, the Company believes these expenses will remain relatively flat compared to the expense levels experienced in the first nine months of 2007.

     The following table sets forth a quarterly and nine-month period comparison of the Company’s selling, general and administrative expenses:

			3-month Variance				9-month Variance
	Three Months Ended, September 30,		2007 vs. 2006		Nine Months Ended, September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
Total selling, general and administrative expenses	$4,236,000	$5,210,000	$(974,000)	(19%)	$13,685,000	$18,351,000	$(4,666,000)	(25%)
     The $974,000 decrease for the three-month period consists of $406,000 of cash expenses and $568,000 in non-cash expenses. The decrease in non-cash expense relates primarily to reductions in share-based compensation costs between periods. The cash expense decrease was split between people costs and non-people costs of $325,000 and $81,000, respectively. People costs decreased because of lower headcount. The significant contributors to lower non-people costs were: $84,000 for advertising and marketing costs, $85,000 for travel expenses, partially offset by increases in other sundry expenses.
     The $4,666,000 decrease for the nine-month period consists of $3,469,000 of cash expenses and $1,197,000 in non-cash expenses. The decrease in non-cash expense relates primarily to reductions in share-based compensation costs between periods. The cash expense decrease was split between people costs and non-people costs of $2,323,000 and $1,146,000, respectively. People costs decreased because of lower headcount. The significant contributors to lower non-people, cash costs were: $381,000 for lower occupancy costs, $353,000 for advertising and marketing costs, $368,000 for travel expenses, and other net expense decreases of $94,000.
Customer Deposit Forfeiture
     Customer deposits as of December 31, 2006, consisted of a single customer deposit of $2,000,000 the origin of which relates to the Company’s acquisition of MyDocOnline, Inc. in January 2004 as described in Note 11 to Condensed Consolidated Financial Statements.
Gain on Sale of Product Line
     In September 2006, the Company recognized an $11,000 gain on a $25,000 payment from MITEM Corporation, which related to the original sale of the Dr. Chart product line in September 2005. The gain was recorded as a gain on the sale of the product line and reduced the overall loss on the sale of Dr. Chart to $4,740,000 (see Note 9 to the Condensed Consolidated Financial Statements, for further discussion of the MITEM note receivable and the accounting treatment applicable to any future principal and/or interest payments received from MITEM).
Asset Impairments
     As part of the Company’s cost reduction actions taken in 2006, the Company significantly reduced the number of employees in its Mason, Ohio and Round Rock, Texas locations during the three months ended September 30, 2006. The employee reduction acted as a triggering event and thus caused management to review the assets at those locations for potential impairment. Based on this review the Company recorded an asset impairment charge of $125,000 on computer equipment and furniture and fixtures at those locations during the third quarter 2006.
Loss on impairment of operating lease
     Loss on impairment of operating lease totaling $100,000 was realized in the second quarter of 2007, relating to the sublease of the Company’s Mason, Ohio office location in April 2007. The loss is comprised of the difference between future cash payments less future cash receipts from the sub-leasing arrangement.
Investment and Other Income
     Investment income decreased to $143,000 and $437,000 for the three and nine-month periods ended September 30, 2007, from $229,000 and $740,000 for the corresponding periods in 2006 primarily due to the reduced average cash, cash equivalents and restricted cash balances for the respective periods.
Interest Expense
   Interest expense for the three and nine-month periods ending September 30, 2007, was $35,000 and $141,000, respectively, compared to $114,000 and $1,009,000 for the same periods in 2006.

     Interest expense for the nine months ended September 30, 2007, consisted of the following:

	Stated	Financing
	Interest on	Cost	Warrants	Discount	Total Interest
	Notes	Amortization	Issued	Amortization	Expense

Promissory note payable (original note)	$—	$—	$—	$38,000	$38,000
Promissory note payable (new note)	44,000	—	—	36,000	80,000
Short-term promissory note	9,000	—	—	—	9,000
Other	14,000	—	—	—	14,000

Total	$67,000	$—	$—	$74,000	$141,000
     Interest expense for the nine months ended September 30, 2006, consisted of the following:

	Stated	Financing
	Interest on	Cost	Warrants	Discount	Total Interest
	Notes	Amortization	Issued	Amortization	Expense

Convertible promissory note payable	$185,000	$122,000	$10,000	$354,000	$671,000
Promissory note payable (original note)	—	—	—	321,000	321,000
Short-term promissory note	9,000	—	—	—	9,000
Capital leases	6,000	—	—	—	6,000
Other	2,000				2,000

Total notes payable	$202,000	$122,000	$10,000	$675,000	$1,009,000
     The $868,000 decrease is primarily due to the early extinguishment of the outstanding balance of the convertible promissory notes payable in June of 2006 (see Note 14 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006) and the restructuring of the original promissory note as further described in Note 12 to the Condensed Consolidated Financial Statements
Gain on Valuation of Derivative Liability
     On April 5, 2006, the Company sold 9,930,000 shares of common stock and 5,958,000 warrants to various investors (see Note 13 to the condensed consolidated financial statements). Due to certain terms included in the private placement some elements of the transaction were originally recorded as derivative liabilities. On a quarterly basis, these derivative liabilities were revalued and a net gain of $1,120,000 and $4,050,000 were recognized in the three-month and nine-month periods ended September 30, 2006. These gains resulted primarily from a change in the fair value of warrants caused by a decline in the price of the Company’s common stock and a change in the price volatility of the Company’s common stock from the initial valuation of warrants to the end of the respective three-month and nine-month periods ended September 30, 2006.
Loss on extinguishment of debt
     In the first quarter of 2007, the Company recorded a loss on extinguishment of debt of $178,000 following its announcement on February 28, 2007, that it had entered into a definitive agreement with sanofi-aventis U.S. Inc. (“sanofi-aventis”), a successor-in-interest to Aventis Inc., to restructure the indebtedness under the its Original Note in the original principal amount of $3,000,000 as further described in Note 12 to the Condensed Consolidated Financial Statements, held by sanofi-aventis.
     In second quarter of 2006, the Company recorded an $871,000 loss on extinguishment of debt relating to its then-outstanding convertible promissory note payable (see Note 12 to the Condensed Consolidated Financial Statements).
Income Taxes
     For the three-month and nine-month periods ended September 30, 2007, the Company recorded income tax expense of $17,000 and $54,000 respectively. The tax expense relates to the operations of the Company’s Canadian subsidiary. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income. For the three month period ended September 30, 2006, the Company recorded income tax expense of $11,000 and for the nine-month period ended September 30, 2006, the Company recorded a tax benefit of $77,000. The benefit related to the operations of the Company’s Canadian subsidiary and resulted primarily from the application for and acceptance of certain scientific research & experimental development claims for years 2004 and 2005 not originally reflected in the respective, annual accrued tax liabilities.

     The Company’s deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, the Company’s ability to fully utilize its deferred tax assets, including its net operating loss carry forwards, against future taxable income may be limited.
     As of January 1, 2007, as required, the Company adopted the FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” There was an insignificant amount of interest expense accrued or recognized related to income taxes for the three and nine-month periods ended September 30, 2007. There was no selling, general and administrative expense accrued or recognized for the same periods. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three and nine-month periods ended September 30, 2007, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.
Net Loss
     As a result of the foregoing, the Company’s net loss was $1,936,000 and $6,712,000 for the three and nine-month periods ended September 30, 2007, respectively, and $4,151,000 and $16,111,000 for the corresponding periods in 2006.
Liquidity and Capital Resources
Overview
     Due to the Company’s history of operating spending exceeding customer receipts, liquidity has been and continues to be an item of particular focus for the Company’s management. Essential to liquidity is the ability of the Company to meet its obligations as they become due in the ordinary course of business. Over the long term, it is imperative that the Company becomes cash flow positive from operations. However, the Company operates in developing and emerging markets for its products, which makes predicting future cash flows difficult.
     The Company has total contractual obligations over the next year of $1,859,000 and of $5,238,000 over the next three years consisting of debt obligations and other contractual commitments. The amount due in the next year includes $484,000 in debt and related interest payments (consisting of $26,000 for a commercial insurance-related promissory note that expires in November 2007 and $400,000 representing the first and second installments due in April and July of 2008 for a promissory note issued to sanofi-aventis as part of the restructuring of indebtedness owed to a predecessor interest to sanofi-aventis). The three year total includes the total $1,600,000 promissory note plus related interest issued to sanofi-aventis as part of the indebtedness restructuring. Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of its spending in excess of contractual commitments is discretionary and flexible.
     The Company is engaged in two primary markets: Email Encryption and e-Prescribing. Both are subscription businesses that share a common business model. First, the service is established and maintained, which requires both start-up costs and recurring fixed costs. Subscribers are then acquired and brought onto the service, which requires a variable acquisition cost of selling and marketing, installation and deployment. Subscribers are recruited with the goal of reaching a level of subscription payments that exceed the fixed recurring service costs. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers is essential to operational cash flow breakeven.
     Operationally, the future cash flow of the Company is primarily dependent upon the key metrics previously listed in the Overview section and discussed in greater detail below:
     Email Encryption — The recurring nature of the Company’s Email Encryption subscription model makes cash receipts rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. In 2006, cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption, which was accomplished by keeping costs relatively flat while continuing to book new first-year orders (approximately $5,197,000 for the previous twelve months), and maintaining a high customer renewal rate for existing customers whose contracted service period had expired.

     e-Prescribing — The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption; thus, the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching and exceeding a level of subscribers required to become cash flow positive for this sector of the business. The Company estimates a range of 10,000 to 12,000 active users (subscribers) is needed.
     For the year 2006, the Company deployed approximately 2,250 units, and for the nine-month period ending September 30, 2007, it deployed approximately 1,600 units. However, not all users to whom the e-Prescribing service is deployed become active. Based on current trends, the Company believes that between 60%-70% of the users deployed will become active users. As of September 30, 2007, the Company had approximately 3,200 active prescribers using the service. The Company had a backlog of approximately 500 sponsored, but not yet deployed units, as of September 30, 2007.
     Most contracts renew on an annual basis. Currently, seven out of our eight payor/sponsors under contract have either renewed their respective active subscribers or have expressed intent to do so. As a result, the Company expects to improve its understanding of trends regarding retention rates for e-Prescribing, as those trends will cover a larger portion of the total customer base. For those users not meeting the threshold of being considered active and thus not being eligible for continued sponsorship by a payor sponsor, the Company attempts to contract directly with the individual user or medical practice.
     The e-Prescribing breakeven point will be strongly influenced by the volume of electronic prescriptions written and the success in maintaining existing and negotiating additional transaction-based fee structures. The transaction-based fees, or usage fees, form an important part of the e-Prescribing breakeven point mentioned above. The Company has signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. The Company also has a contract with a payor sponsor that provides for a shared savings arrangement measured by improvements in physician-user prescribing behavior. Further, in most cases, there are multiple payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting. Finally, possible sources for additional transaction fees include parties who could benefit from a real time, electronic connectivity with PocketScript users. For example, currently the Company has contracts that allow it to bill fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefits managers (PBM).
     As a result of the cost reduction measures undertaken in 2006, relatively low contractual future spending commitments, historically high customer renewals and continued growth in the Email Encryption Service consistent with past rates, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and current cash and cash equivalent balances, the Company believes it has adequate resources and liquidity to sustain operations for the twelve months beginning October 1, 2007, and is projecting cash flow improvements through cash receipt increases and cost containment to augment its liquidity beyond this time frame.
     There are no assurances that the Company will ultimately achieve or achieve in a timely manner, improvements in the Company’s liquidity. Should business results not occur as projected, the Company may not achieve its liquidity goals. If the Company does not meet these goals, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its liquidity goals. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company prefers not to raise additional capital on its way to cash flow breakeven by issuing new shares of common stock because, at the Company’s current course and progress, the Company believes it has sufficient resources to begin generating cash flow. Accordingly, the extent and timing of success in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.
Sources and Uses of Cash Summary
     Ending cash and cash equivalents on September 30, 2007, were $9,885,000 versus $14,842,000 on September 30, 2006. These balances exclude restricted cash of $1,700,000 at September 30, 2007, and $35,000 at September 30, 2006. Restricted cash is not available for operations because of contractual restrictions placed on that cash, primarily from placement of the cash in collateral accounts used to secure debt and make debt payments.

     The following table shows various sources and uses of operating cash for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006	Variance
Operating Cash Receipts	$23,699,000	$13,803,000	$9,896,000	72%
Net Operating Cash Spending	(23,949,000)	(28,673,000)	4,724,000	16%

Net Cash Used by Operating Activities	$(250,000)	$(14,870,000)	$14,620,000	98%

     For the nine month period ended September 30, 2007, the net cash provided by operating activities improved $14,620,000 over the comparable period in 2006. Overall, the Email Encryption Service yielded positive cash flow from operations while e-Prescribing had negative cash flow from operations. Cash flow from operations is a management measurement computed from total cash receipts minus cost of revenues and direct costs, but excluding total unallocated expense/income. Email Encryption has seen year-on-year improvement in cash flow because of continued growth in new subscriptions, customers electing to pay their entire multi-year contract up front, and its high rate of customer renewals. The Company anticipates that year-on-year Email Encryption cash flow improvement should continue as long as new subscriptions and the rate of customer renewals are sustained. The emerging nature of the e-Prescribing market makes the expected cash usage for the Company’s e-Prescribing service in the next twelve months less predictable. Improved cash utilization for the e-Prescribing service is dependent upon securing new or the expansion of existing payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction and performance-based fees.
     As reported in the condensed consolidated statements of cash flows, net cash flows used by investing activities was $2,434,000 for the nine-month period ended September 30, 2007, compared to net cash flows provided by investing activities of $4,087,000 for the comparable period in 2006. Of these respective yearly totals, $769,000 and $1,024,000 were used to purchase various computing equipment primarily to satisfy customer contracts. Most prevalent are purchases of computer servers for the Email Encryption business, which are required to deliver the Company’s services. The amount of additional spending on capital equipment for the remainder of 2007 will generally be directly proportionate to the Company’s success in securing new Email Encryption business. Also included in the total net cash flows used by investing activities for the nine-month period ended September 30, 2007, was $1,665,000 of restricted cash. This balance relates primarily to a Letter of Credit in the amount of $1,675,000 and issued in favor of sanofi-aventis as security for a $1,600,000 promissory note issued in the first quarter of 2007 by the Company (see Note 12 to the Condensed Consolidated Financial Statements). Included in the total net cash flows provided by investing activities for the nine-month period ended September 30, 2006, was $5,100,000 of restricted cash, which became unrestricted upon the payment of the convertible promissory note payable in June 2006, and $11,000 of proceeds from the prior year sale of the Dr. Chart product line (See Note 9 to the Condensed Consolidated Financial Statements).
     Net cash used by financing activities for the nine-month period ended September 30, 2007, was $214,000 compared to net cash provided by financing activities of $5,385,000 for the comparable period in 2006. The total for 2007 consists of payments made on an eleven-month note payable to Cananwill, Inc. in the amount of $279,000 to finance the Company’s 2007 commercial insurance requirements. The note matures in November 2007. Interest and principal payments are made on a monthly basis (see Note 12 to the Condensed Consolidated Financial Statements). These payments were partially offset by proceeds totaling $15,000 from the exercise of stock options. Net cash provided by financing activities for the comparable period in 2006 reflects $10,981,000 of net proceeds from the Company’s April 2006 private placement transaction, partially offset by assorted debt payments of $5,200,000 relating to the Company’s convertible debt at that time and $396,000 for payments made on other various note payables.
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
     Backlog — The Company’s end-user order backlog of $30,448,000 is comprised of contractually bound customer agreements that are expected to be amortized into revenue as services are provided in the future. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of $16,098,000 of deferred revenue that has been billed and paid and $14,350,000 that has either not yet been billed or has been billed, but not collected in cash as of September 30, 2007. The Company estimates that approximately half of the amount not yet billed will be billed in the next twelve months.
     Email Encryption growth and retention — The Company collected cash receipts of $18,200,000 in the nine month period ended September 30, 2007. The Company estimates cash receipts from Email Encryption in the next twelve months will be approximately $25,100,000. The Company assumes it will collect contractually billed amounts, experience continued high renewal rates and continue to add new first-year orders in the range of the new first-year orders demonstrated in the last three quarters, experience continued growth in its indirect channels to market and experience continued customer prepayments on multiple-year contracts. The Company believes that the anticipated increase in cash receipts can be achieved with minimal additional costs.
     e-Prescribing growth and retention — The Company’s go-to-market model in e-Prescribing has been to contract with healthcare payors who pay the Company to provide service to physicians for at least one year. The Company believes that this model is the most cost effective method of pursuing the market at this time. The Company has demonstrated selling and deployment success with this model with eight major insurance payors. The Company’s current list price for the first year of the service is $2,000, which includes twelve months of service as well as set-up fees, and a $600 per year fee for service in subsequent years. The Company currently has a usage-based arrangement with one of the payor sponsors that provide for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior. In light of the relatively low margins on installation and service during the initial year of deployment, the Company’s ability to promote high utilization rates for each prescriber, and thus, to increase the likelihood of renewals and the generation of transaction fees, is a key aspect of the Company’s cash flow breakeven goal for its e-Prescribing business.
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
     The Company will be required to secure new payor/sponsors or new contracts from existing payor/sponsors and new transaction and/or performance-based revenue streams in excess of those currently under contract so that the previously discussed targeted range of 10,000 to 12,000 active physicians will provide returns in excess of fixed costs of providing the e-Prescribing service. At an average rate of 500 deployments per quarter, the Company cannot achieve its business objectives of the e-Prescribing segment becoming cash flow sufficient on a standalone basis in the near term. However, the Company believes that the market has potential and is working with payor customers and prospective customers to demonstrate return on investment and other related benefits in an effort to significantly increase the quantity of prescribers sponsored. If successful, the Company will increase quarterly deployment rates accordingly thereby accelerating cash flow breakeven for the e-Prescribing segment.
     While the contractual commitments of the Company as of September 30, 2007, are relatively low in comparison to historical cash used from operations, the Company anticipates further net cash usage from operations over the next twelve months. The Company’s cash requirements consist principally of contractual commitments; funding operating losses as we maintain a leadership position in the emerging e-Prescribing market; and capital expenditures. The latter primarily involves computer equipment to support new Email Encryption customer orders and ongoing refurbishment of the data center and customer-located Email Encryption computer equipment. The Company’s cash requirements beyond contractual commitments are primarily targeted toward funding its operating losses in the e-Prescribing business.
     The Company has acquisition costs associated with adding subscribers to both the Email Encryption and e-Prescribing services. For Email Encryption, the costs are primarily selling and marketing, while for e-Prescribing the costs are selling, recruitment, and deployment related, including hardware device costs. In the first year of the e-Prescribing service, the Company generally targets fees from the customer that cover all of the incremental acquisition costs. After the first year of e-Prescribing service, the incremental cost to support customers decreases significantly, which increases the variable cash contribution to the Company as each contract matures. In addition, net cash contributions from transaction-based fees are high relative to the incremental costs to generate these fees. During the nine month period ended September 30, 2007, the Company deployed the e-Prescribing service to approximately 1,600 prescribers.
     The Company is projecting its operating spending to be approximately $34,700,000 inclusive of capital equipment purchases for the twelve months beginning October 1, 2007. This projection is based on the Company’s current organization size, the current order and deployment rates and the annualized operating spending. See “Liquidity Summary” below.
Liquidity Summary
     Based on the following assumptions and projections, the Company believes it has adequate resources and liquidity to sustain operations for the twelve month period ending September 30, 2008.
•	As of September 30, 2007, total cash on hand was $11,585,000 (including $1,700,000 of restricted cash);

•	Cash receipts for the next twelve months are projected to be approximately $32,700,000 based on current contracted billings and estimated contract renewals, prepay amounts and estimated new business; and

•	Operating spending including debt payments and capital asset purchases for the next twelve months is projected to be approximately $35,300,000 based on the Company’s organization and order and deployment rates as of September 30, 2007.

•	During the period from October 1, 2007 through November 12, 2007, the Company received proceeds of approximately $738,000 in exchange for 285,000 shares of the Company’s common stock as a result of the exercise of stock options and warrants which were outstanding as of September 30, 2007. The Company currently intends to prepay the 2008 installments ($600,000) of the sanofi-aventis promissory note from these proceeds. There is no assurance that the Company will continue to receive cash proceeds from stock option or warrant exercises in the foreseeable future.
     There are no assurances that the Company will ultimately achieve or achieve in a timely manner these levels of projected cash receipts or expenses. Should business results not occur as projected, the Company may not achieve these projections. If the Company does not meet these projections, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions to achieve its September 30, 2008, total cash (or equivalents) goal. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary. The Company prefers not to raise additional capital on its way to cash flow breakeven by issuing new shares of common stock because, at the Company’s current course and progress, the Company believes it has sufficient resources to begin generating cash flow. Accordingly, the extent and timing of success in the e-Prescribing market and continued performance of the Email Encryption business will ultimately be the most significant operational determinants of liquidity and the Company’s ability to achieve its liquidity goals.
Options and Warrants of ZixCorp Common Stock
     The Company has significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of September 30, 2007. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in	Total Value of
Exercise Price Range	Outstanding Shares	Outstanding Shares	Outstanding shares)	Vested Shares
$1.21 - $1.99	8,961,325	$13,838,847	7,383,750	$11,390,217
$2.00 - $3.49	5,213,615	15,565,894	4,590,674	13,784,145
$3.50 - $4.99	3,592,294	15,564,637	3,343,189	14,554,942
$5.00 - $5.99	1,651,448	8,544,592	1,651,448	8,537,986
$6.00 - $8.99	1,022,715	6,538,633	985,215	6,312,379
$9.00 - $19.99	1,266,495	13,472,974	1,266,495	13,462,842
$20.00 - $57.60	1,137,695	60,548,598	1,137,695	60,547,051

Total	22,845,587	$134,074,175	20,358,466	$128,589,562

Off-Balance Sheet Arrangements
     None
Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of September 30, 2007:

		Payments Due by Period

	Total	1 Year	2-3 Year	> 3 Years

Debt (long-term and short-term)	$1,737,000	$484,000	$1,253,000	$—
Operating leases	6,994,000	1,212,000	2,126,000	3,656,000
Other	163,000	163,000	—	—

Total	$8,894,000	$1,859,000	$3,379,000	$3,656,000

     The Company has not entered into any material, non-cancelable purchase commitments at September 30, 2007.
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,434,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
     In February 2007, the Company announced that it entered into a definitive agreement with sanofi-aventis to restructure a promissory note in the original principal amount of $3,000,000 to sanofi-aventis (see Note 12 to the Condensed Consolidated Financial Statements). Pursuant to this agreement the Company satisfied its obligations under the original note by means of (i) a prepayment on the original note in the form of 700,000 unrestricted shares of the Company’s common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of a secured promissory note in the principal amount of $1,600,000 and the issuance of a five year warrant for 145,853 shares at an exercise price of $4.48. The new note is fully secured by a letter of credit, bears interest at the rate of 5% and is payable in eight quarterly installments of $200,000 each, with the first payment due in April 2008 and the final payment due in January 2010. The payment of the new note is reflected in the table above.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the three-month and nine-month periods ended September 30, 2007, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in the Company’s 2006 Annual Report to Shareholders on Form 10-K in Part II, Item 7A, which are incorporated by reference into this report on Form 10-Q.
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
     An evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

99.1	Preliminary Approval Order, United States District Court, Northern District of Texas, Dallas Division (filed August 16, 2007). Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed August 21, 2007, and incorporated herein by reference.

99.2	Notice of Proposed Settlement of Derivative Litigation, Hearing Thereon, and Right to Appear. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed August 21, 2007, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on November 14, 2007.
                        ZIX CORPORATION

By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 14, 2007.

Signature	Title

/s/ Richard D. Spurr	Chairman, Chief Executive Officer, President and Director
(Richard D. Spurr)	(Principal Executive Officer)

/s/ Barry W. Wilson	Chief Financial Officer and Treasurer
(Barry W. Wilson)	(Principal Financial and Accounting Officer)

/s/ Robert C. Hausmann	Director
(Robert C. Hausmann)

/s/ Charles N. Kahn III	Director
(Charles N. Kahn III)

/s/ James S. Marston	Director
(James S. Marston)

/s/ Antonio R. Sanchez III	Director
(Antonio R. Sanchez III)

/s/ Paul E. Schlosberg	Director
(Paul E. Schlosberg)