Form 10-K
period 2007-12-31
ZIX CORP
filed 2008-03-14
CIK 855612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 10, 2008, there were 62,813,882 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2007 the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $110,321,847.
     Portions of the Registrant’s 2008 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
     Zix Corporation (“ZixCorp,” “Company,” “we,” “our,” or “us”) provides secure, internet-based applications in a Software-as-a-Service (Saas) model. These applications connect, protect and deliver information in a secure manner, enabling the use of the internet for applications requiring a high level of security in the healthcare, finance, insurance, and government sectors.
     Today, the Company operates two reporting segments, Email Encryption and e-Prescribing (see Note 3 to the consolidated financial statements). Prior to January 1, 2006, the Company was operated and managed as a single reporting segment.
     The business operations and service offerings are supported by the ZixData Center™, a network operations center dedicated to secure electronic transaction processing. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust™ certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SAS70 Type II report on the effectiveness of operational controls used over the audit period. The center is staffed 24 hours a day with a proven 99.99% reliability. Whether it is delivery of email, prescriptions or other sensitive information, the Company enables communications to be sent in a trusted, safe, and secure manner. This is ZixCorp’s core skill and the Company believes it is a competitive differentiator. ZixCorp’s offerings take advantage of this capability to produce services that are easily deployed and used, scalable, and secure, with a high level of reliability and integrity.
     The Company’s Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails should be sent securely to comply with regulations or corporate policy. It is primarily offered as a hosted-service solution, for which customers pay an annual service subscription. e-Prescribing consists of a single product line named PocketScript ®. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to virtually any pharmacy. During the prescribing process, the physician is provided with real-time information such as insurance formulary and drug interactions that normally would not be available in a paper prescription format. This allows the physician to leverage technology to improve patient safety and reduce prescription costs due to better information at the point of care. The e-Prescribing service is also offered as a hosted-service solution. The Company’s business model is designed to remove known obstacles to physician adoption by getting health plan payors to “sponsor” physicians such that set-up costs, including installation and training and the initial service period are paid for by the health plan. Both the Email Encryption and e-Prescribing services have required the Company to make significant up-front investments to establish the service and to accumulate enough subscribers to make the businesses profitable.
Business Segments
Email Encryption
     Segment Overview: Email has become a mission-critical means of communication for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted along the path between a sender and a recipient, which permits theft, redirection, manipulation, or exposure to unauthorized parties. Failure to control and manage such risks can result in enforcement penalties for noncompliance with legal mandates, decreased productivity, damaged reputation, competitive disadvantage, a loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage.
     Corporations require email protection that can be used on an enterprise-wide basis, and is cost-effective, quickly deployed, regularly updated to guard against obsolescence and ineffectiveness, and is easy to use. To satisfy these needs, ZixCorp’s Email Encryption Service provides a comprehensive hosted service that analyzes and encrypts email communications. ZixCorp also provides related advisory, installation, customization and training services.
     Email Encryption Service: ZixCorp’s Email Encryption Service provides a user the ability to deliver encrypted email to anyone, anywhere by using the ZixCorp Best Method of Delivery™ protocol that automatically determines the most direct and appropriate means of delivery, based on the sender’s and recipient’s communications environment and preferences. The service supports a number of encrypted email delivery mechanisms, including S/MIME, TLS, OpenPGP, “push” delivery and secure portal delivery. These last two mechanisms enable users to send messages instantly and securely to anyone with an email address, including those who do not have an encryption tool. ZixCorp’s Best Method of Delivery makes the technology simple for end users and provides flexibility and ease of implementation for information technology professionals. The Company believes this ability to send messages through different modes of delivery makes ZixCorp’s Email Encryption Service superior to competitive offerings.
     ZixCorp’s Email Encryption Service employs a centralized directory of users called the ZixDirectory™, which the Company considers a key differentiator of its offering. The ZixDirectory operates as a global “White Pages” for email encryption. ZixDirectory today contains over ten million user’s email addresses or encryption codes, and has recently grown at a rate of over 70,000 per week. Access to these email addresses or encryption codes in the ZixDirectory, greatly improves ease of use for both senders and receivers of secure email. The ZixDirectory uses PKI (Public Key Infrastructure) functionality for email encryption without the implementation burden or cost of typical PKI infrastructures. Using the ZixDirectory, all ZixCorp customers have completely transparent email encryption amongst themselves, while being able to deliver encrypted email to anyone using the Best Method of Delivery. ZixCorp’s Email Encryption Service is focused on ease of use for the senders and recipients of encrypted email, while affording them the option of strong encryption methods, extended feature sets and the flexibility of a variety of fully integrated and fully interoperable solutions.
     Today in healthcare, ZixCorp’s Email Encryption Service is used by thirty Blue Cross Blue Shield companies, including WellPoint, as well as Cigna, Humana and over 1,000 hospitals. In the finance sector, ZixCorp serves over 500 banks, credit unions and savings and loan companies as well as all of the FFIEC regulators. The Company also has contracts with nineteen state banking regulators covering various state agencies in those states.
     ZixCorp has several options for delivering its Email Encryption Service, which are detailed below.
     ZixVPM® — ZixVPM (Virtual Private Messenger) is a policy-based email encryption gateway for privacy and compliance. This appliance-based service is the primary configuration in which ZixCorp’s Email Encryption Service is delivered today.
     Since ZixVPM is generally installed near the periphery of the enterprise’s network and in their email path, end users are not required to install any software or obtain encryption codes to secure their email messages. ZixVPM encrypts email for an enterprise’s customers and business partners without requiring the enterprise to create, deploy, or manage end user encryption keys or desktop software.
     ZixVPM is delivered with built-in policy management features, auditing and reporting functions, including a set of lexicons with validated policies to assist organizations in their efforts to meet guidelines and regulations, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Gramm-Leach-Bliley Act (“GLBA”).
     ZixConnect™ — ZixConnect is a managed Transport Layer Security (TLS) protocol service. With ZixConnect, clients use a single TLS connection, established and maintained by ZixCorp, to send and receive encrypted emails with key business partners. While the customer needs to establish only one connection to the Company, ZixCorp can maintain hundreds of connections on the other end to ensure delivery to the customer’s targeted recipients. For example, financial institutions use ZixConnect to communicate directly with their regulators and partners without the need for additional hardware or software at their facility
     ZixDirect® — ZixDirect is an extension of ZixCorp’s Best Method of Delivery for ZixVPM to deliver encrypted emails directly to a recipient’s inbox, allowing access while working offline. It is ideal for sending email securely to customers or business partners that do not have email encryption capabilities.
     ZixPort® — ZixPort is a browser-based, secure e-messaging portal solution. It is hosted, monitored, and managed in the ZixData Center. ZixPort is easily deployed and has little or no impact on a company’s existing information technology, Web, or security infrastructures. It is ideal for companies that want to extend their brand by including secure email communications as part of their portal experience.

     ZixMail® — ZixMail is a subscription-based desktop email encryption application. It enables users to easily send and receive encrypted, digitally signed communications to any email address, even if the recipient does not subscribe to Zix services. ZixMail uses ZixCorp’s Best Method of Delivery to enable recipients who are not ZixMail subscribers to receive and reply to ZixMail messages at no charge through the ZixMessage Center.
     ZixAuditor® — ZixAuditor is an assessment service used to analyze, document, and report on the nature and characteristics of an organization’s email with the purpose of identifying regulated, high-risk, or proprietary content. It allows organizations to assess the level of risk they have with sensitive information being communicated via email. ZixAuditor is built around a set of lexicons that enables the identification of messages containing health, financial, human resources, and other legally protected or proprietary information.
     Email Encryption Competition: ZixCorp’s service differs from the products and services of its competitors. ZixCorp offers a hosted service offering, while most competitors offer a product-based approach that the customer builds and runs themselves. Some of these competing companies have substantial information technology security and email protection products; however, the Company believes that the ZixDirectory provided through its subscription hosted service, offers many advantages in the marketplace. Specifically, the ZixDirectory allows the sharing of user id’s for encryption and interoperability between users in a community of interest- healthcare, finance or government, for instance. Competitive offerings provide software that customers must install and operate themselves. Because each customer builds and operates their own system, the directory of user id’s that they create are not shared and different companies encrypted email systems are not interoperable.
     In addition, ZixCorp offers technology solutions that are both user friendly and easy to deploy and can be made operational quickly compared to the longer deployment cycles common with the solutions of many competitors. This capability is particularly important when it is necessary to communicate with external networks, as is the case with the healthcare and financial services markets. The Company’s registered users become part of the ZixDirectory, a global “white pages” that enables instant secure communications with other ZixCorp registered users using the Company’s centralized key management system and overall unique approach to implementing secure e-messaging technology. The Company enables secure communications with non-registered users via ZixDirect or ZixPort.
     The Company’s Email Encryption Service focuses on the secure (encryption) delivery portion of the secure e-messaging market, a sub-segment of the e-messaging management and protection market. The Company has been listed as an industry leader in a prominent study that compared eight qualified email encryption vendors. Companies operating in this portion of the market include content management companies such as Tumbleweed Communications Corp. and other secure delivery participants such as PGP Corporation, Certified Mail, Authentica, Voltage Security, PostX (recently acquired by Cisco Systems Inc.), Secure Computing and Sigaba Corporation. Technically, while these companies offer “send-to-anyone” encrypted email, ZixCorp believes they are unable to offer the benefits that come from access to the ZixDirectory and from using the Company’s Best Method of Delivery protocol. Nevertheless, some of these competitors are large enterprises with substantial financial and technical resources that exceed those possessed by the Company.
     Furthermore, ZixCorp believes that technology alone cannot solve customers’ challenges and the Company offers several programs that add business value to its technology services. The Company’s audit and assessment service enables prospects and customers to establish a baseline understanding of the security issues within their e-messaging systems prior to deploying ZixCorp’s solutions on an ongoing basis to ensure continued compliance with security best practices.
     Moreover, the Company does not believe that its competitors have made the investments required to match its infrastructure development and services. Only ZixCorp offers a complete secure delivery package: robust email encryption from the sender’s computer desktop, robust email encryption from the sender’s network server, policy management from the sender’s network server and a full array of benefits and managed services provided by the ZixData Center. This complete secure delivery solution differentiates the Company’s service from all other secure e-document delivery and secure e-messaging market participants. Nevertheless, some or all of the Company’s competitors could develop products and services that are superior to those offered by the Company.

e-Prescribing
     Segment Overview: Increasingly, healthcare transactions previously conducted in person or on paper are being converted to electronic methods. To meet this need, ZixCorp has leveraged its core competency in the secure transmission of electronic data to expand into e-prescribing.
     The Company believes that e-Prescribing delivers many benefits, including improved patient safety through alerts to potential adverse drug or allergy interactions, reduced calls from the pharmacy to the physician, reduced costs for patients and their insurers through increased prescribing within drug formulary guidelines, increased delivery of prescribed drugs via mail order and reduced prescribing errors. The ZixCorp e-prescribing application not only delivers the foregoing benefits, but it can also be used as a technology platform to deliver related products and additional point-of-care services to improve the efficiency and effectiveness of physicians by providing greater access to information and other decision making support tools. The Company believes that the growing interest in lowering healthcare costs in both the private and public sectors while using information technology to improve the quality of health care opens up additional opportunities for acceptance of these services. Of the over 580,000 physicians in the United States (“U.S.”), ZixCorp has had particular success in deploying its service to high-prescribing physicians who practice in offices of five physicians or less. The Company estimates this segment of the physician market to be over 100,000 doctors and believes this segment has not been directly targeted by large healthcare information technology vendors. ZixCorp believes that the market opportunity for e-prescribing and the additional point-of-care services to this segment of physicians is significant.
     ZixCorp designs and develops its e-Prescribing solution and distributes it directly to physicians and healthcare institutions. The Company has entered into sponsorship programs whereby large health insurance companies (payors), have agreed to provide the e-prescribing devices and service free of charge for various periods of time to associated physicians. ZixCorp generally sells this as an annual service with an initial set-up and hardware charge. Typically, the third-party sponsors agree to pay for the physicians’ use of the service, or at least most of the initial set-up costs and first year of service, because they have a vested benefit in the cost savings associated with use of this technology.
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
     PocketScript® — PocketScript is ZixCorp’s e-Prescribing service. The service works with a handheld wireless Personal Data Assistant (“PDA”) or a secure Web site to provide physicians with the ability to write and transmit prescriptions directly to any pharmacy. In addition, providers can view available patient drug histories obtained from third parties for the purpose of confirming that prescriptions are being filled and safeguarding against duplication of therapies. The system also identifies generics and preferred drugs for multiple formularies enabling providers to choose the most appropriate option. The comprehensive prescription drug database, which PocketScript provides under license from a third party, provides information on virtually every drug available, including drug-to-drug interactions, drug-allergy interactions and a drug reference guide.
     In association with various PocketScript abilities, the Company sells and markets certain transaction-based offerings to various customers. These transaction-based fees are evolving as the e-prescribing market develops. Pharmacy Benefit Managers (“PBM”), pharmacies and associated network operators have industry experience which has led to evolving transaction fees, some payable to point-of-care vendors, which reflect a component of operational cost savings and/or are designed to incent industry adoption of their services. Some payors are adopting similar models based mostly on anticipation of prescription drug savings. Other payors are implementing shared savings models which correlate real financial results with our transaction and utilization data to calculate payments. The Company believes that the fees it receives attributable to the transactional element of e-Prescribing will become increasingly significant as more subscribers are added to the service or more contracts contain the transactional element.

     e-Prescribing Competition: In general, ZixCorp’s e-Prescribing service competes in a less developed market than the Company’s mail Encryption Service. However, because of recent advances in healthcare technology, advances in handheld computing, and the civic and legislative mandates to reduce healthcare costs and increase patient safety, this market is seeing increases in competitive activity. The Company believes however, that its experience during the last four years shows it can successfully deploy e-prescribing technology and achieve adoption and utilization. Therefore, the Company believes its existing contracts, which include five Blue Cross Blue Shield companies and two large national payors, along with its deployment and utilization success, gives it significant competitive advantage.
     However, despite these advantages, ZixCorp has several competitors. These include AllScripts Healthcare Solutions, Dr. First, Inc., InstantDX LLC, iScribe, Prematics, and RxNT. Many of the competitors in this market also focus on other technologies such as patient records automation and practice management solutions, or they act as application service providers in the healthcare market.
     Companies that do not currently compete with ZixCorp or only compete with selected products or in selected markets could become competitors in the future on a larger scale. Companies such as GE Healthcare or McKesson Corporation would likely offer a broad portfolio of health information technologies for all or some of the pharmaceutical, pharmacy, healthcare provider and managed care markets. With considerable size and access to capital, they could become significant competitors. Favorable legislative mandates (see “Regulatory Drivers for Market Growth”) may make their entry into the market more likely.
Regulatory Drivers for Market Growth
     In 2002, ZixCorp chose to focus a significant portion of its Email Encryption product development and sales efforts on the healthcare market. The Company believed that it was a sector with a clear need for secure communications as it has regulatory requirements for strict privacy and protection of data through HIPAA (which mandates eliminating paper flow and providing privacy and security for protected health information, and which also increased emphasis on improving efficiency and reducing costs in the delivery of health care) and consequences for noncompliance. The Company has been successful in securing market share for its Email Encryption Service. There was a significant increase in demand in the healthcare sector leading up to the April 2005 HIPAA Security Rule deadline and sales in this sector have remained strong since that time. Recently, there have been indications of an increased emphasis on the enforcement of the HIPAA regulations within the Department of Health and Human Services, so the Company believes that near-term demand in the healthcare sector may continue.
     Additional federal regulations, such as GLBA, and state regulations across the country have enhanced security awareness in vertical markets outside of healthcare, and have prompted affected organizations to consider adopting systems that ensure data security and privacy. Even where there are no specific regulations, corporations may demand email protection to adhere to evolving industry best practices for protecting sensitive information. In 2003, ZixCorp responded to these trends by expanding the Company’s focus beyond healthcare into other vertical markets including financial services, insurance and government. As part of the strategy to penetrate the financial services sector, the Company targeted the relevant regulators who themselves were placing an increased emphasis on the secure transmission of sensitive information. The Company currently has federal regulators who comprise the Federal Financial Institution Examination Council as customers and is a recommended solution of the Conference of State Bank Supervisors, which regulates the more than 6,000 state-chartered banks in the U.S. ZixCorp also currently has the state banking regulators in eighteen states as customers. The Company believes that having banks and other financial institutions receiving encrypted email containing the branding “Secured by ZixCorp” from their regulators has helped raise the awareness of and interest in its Email Encryption Service.
     In e-Prescribing, the Company sees regulatory developments as a catalyst for increasing demand. In the Medicare Prescription Drug and Modernization Act of 2004, e-prescribing is specifically addressed in Section 1860D-4 and also in the subsequent final rule on the Medicare Prescription Drug Benefit, which states that Part D sponsors that participate in the Part D program are required to support and comply with electronic prescribing standards. In January 2006, the initial Foundation Standards for e-prescribing went into effect, with Final Standards to be issued after additional standards are tested. Also, in January 2006, the Centers for Medicare and Medicaid Services announced funding for four pilot demonstration projects to study the impact of those proposed additional standards. ZixCorp participated in two such grants, one awarded to its strategic partner, SureScripts®, and another with the Rand Corporation. In July 2006, the Institute of Medicine released its study, “Preventing Medication Errors,” in which it found there were 1.5 million injuries per year from medication errors costing over $3.5 billion annually (not including the impact of lost wages and productivity) and resulting in 7,000 deaths per year. This study also calls for universal e-prescribing by 2010. In October 2006, the Department of Health and Human Services issued final regulations in support of the adoption of e-prescribing with the creation of new safe harbors to the federal Anti-Kickback Statute and exceptions to the federal Physician Self-Referral Law, also known as “Stark,” which together should facilitate additional funding for e-prescribing programs. As the costs for the ongoing Medicare Prescription Drug Benefit are fully recognized, technologies such as e-prescribing become more attractive as they can reduce the amount of spending on drugs. In December 2007, a bipartisan group of senators and representatives introduced the E-MEDS Act of 2007, which called for a one-time bonus and an increase in Medicare reimbursement levels for physicians who e-prescribe and would also over time make e-prescribing a requirement for Medicare prescriptions. Although legislation of this nature was not voted on in 2007, the Company believes there is a likelihood that mandating e-prescribing for Medicare and Medicaid prescriptions will be addressed in 2008, and, if were to become law, it could significantly impact the demand for e-prescribing applications. Of course, a federal mandate would also make it more likely that other competitors, including those possessing more financial, technical, and other resources than the Company, would enter the market.
Sales and Marketing
     The Company primarily sells its Email Encryption Service through a direct sales force that focuses on larger accounts and a telesales force that focuses on small to medium-sized businesses. The Company also uses a network of resellers and other distribution partners, particularly other service providers seeking an encryption offering in an OEM-like relationship. In 2005, the Company began a program to place greater emphasis on these distribution channels, with the expectation that they will become a more significant source of revenues in the future. In 2007, 5% of the Company’s new first-year Email Encryption sales came from these OEM partners.
     The Company has also historically focused most of its selling and marketing efforts towards the healthcare sector. Prior to 2003, the healthcare market had been the Company’s highest priority, given the legislative requirements of HIPAA. In 2007, approximately half of the Company’s new first-year orders still came from healthcare. Since late 2003, the Company has expanded its Email Encryption Service sales and marketing efforts to include the financial services, insurance and government sectors, with the financial services sector becoming a second core customer segment for the Company. In 2007, about one-third of the new orders came from the financial services sector.
     For e-Prescribing, the Company has not emphasized sales directly to physicians but rather has focused on other stakeholders that benefit from healthcare technology. In particular, eight health insurance companies (payors) have purchased ZixCorp’s services on behalf of the prescribing doctors in their plans. Because of the potential savings resulting from lower drug spend and improved patient safety, these insurance companies have, in effect, underwritten the deployment and initial subscription costs of the service for the physicians. After a sponsorship agreement is signed, the Company works closely with payors to effectively market and deploy the service to physicians. Within these programs, ZixCorp has found success in targeting physicians who practice in offices of five doctors or less, which constitute an estimated 75% of high-prescribing physicians in practice today. The Company believes this approach satisfies a need with these smaller practices for healthcare IT and accelerates adoption and utilization. The Company’s e-prescribing service was first successfully deployed in the Massachusetts market in 2004. The Company currently has sponsorship contracts which support activity in eleven states for its e-prescribing service. The Company will continue to target these insurance companies to expand in new areas within these existing states and to fund additional programs in other areas of the United States. The Company must expand existing sponsorships and sign additional sponsors for the deployment of e-prescribing technology to be successful in the e-prescribing market.
Employees
     ZixCorp had 155 employees as of December 31, 2007, with 67 employees categorized under the Email Encryption segment, 67 employees categorized under the e-Prescribing segment, and 21 employees categorized as Corporate. The majority of the Company’s employees are located in Dallas, Texas; Burlington, Massachusetts; and Ottawa, Ontario, Canada.

Research and Development; Patents and Trademarks
     ZixCorp’s continuing operations incurred research and development expenses of $5,322,000, $6,085,000, and $6,520,000, in 2007, 2006, and 2005, respectively.

	Year Ended December 31,
	2007	2006	2005
Email Encryption	$2,748,000	$2,837,000	$2,001,000
e-Prescribing	2,574,000	3,248,000	4,025,000
Corporate	—	—	494,000

Total Research & Development	$5,322,000	$6,085,000	$6,520,000

     The Company’s patents protect certain elements of the Company’s core technology underlying the Company’s Email Encryption business. ZixCorp has not realized any revenues from licensing any of its patents to third parties. The Company received no new U.S. patents in 2007. The expenses for research and development listed under Corporate in 2005 were comprised of activities dedicated to divested products.
     The following are registered marks of ZixCorp and certain of its subsidiaries: “ZixCorp,” “ZixMail,” “ZixAuditor,” “ZixVPM,” “ZixDirect,” “ZixPort,” “ZixWorks,” and “PocketScript.”
Availability of Raw Material; Working Capital Items
     Because the Company provides a service, raw materials are not an important part of its business. However, both segments do require hardware: servers for Email Encryption and handheld devices and related networking hardware for e-Prescribing. As a general practice, the Company maintains a 60 to 90 day supply of inventory on hand. If availability were to become an issue with a particular supplier, ZixCorp could, if required, obtain needed hardware from multiple vendors and perform quality and assurance testing within the 60 to 90 day period. In the fourth quarter of 2006, the Company received an end-of-life product notice from its e-Prescribing handheld device vendor. As a result, the Company procured additional quantities of handheld devices to accommodate 2007 forecasted deployments. With the supply of handheld devices resolved as of December 31, 2007, inventory levels had returned to normal maintenance levels of 60 to 90 days supply.
Compliance with Environmental Regulations
     The Company has incurred no, and does not expect to incur, material expenditures or obligations related to environmental compliance issues.
Governmental Contracts
     While the Company does have several contracts with state and federal regulators, it does not have a material portion of its business related to contracts with governmental agencies.
Significant Customers
     In 2007, no single customer accounted for 10% or more of the Company’s revenues. In 2006 and 2005, e-Prescribing customer Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 13%, or $2,413,000, and 17%, or $2,323,000, of total revenues, respectively. These revenues accounted for approximately 57% and 78%, of e-Prescribing revenues for 2006 and 2005, respectively. No other single customer accounted for 10% or more of the Company’s revenues in these periods.

Sales Backlog
     The Company’s end user order backlog is comprised of contractual commitments that the Company expects to fully amortize into revenue in the future. Backlog consists of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Email Encryption	$28,314,000	$22,552,000
e-Prescribing	3,478,000	3,961,000

Total backlog	$31,792,000	$26,513,000

     As of December 31, 2007, the backlog is comprised of the following elements: $16,103,000 of deferred revenue that has been billed and paid, $3,328,000 billed but unpaid, and approximately $12,361,000 of unbilled contracts. Excluded from the backlog at December 31, 2006, is a customer deposit from sanofi-aventis of $2,000,000, which was the remaining balance of an original $4,000,000 customer deposit made in January 2004. The Company had previously concluded that the deposit would likely be forfeited and not be recognized as revenue; and, therefore, should not be included in backlog. In 2007, this deposit was forfeited and recorded in Operating Expenses as Customer Deposit Forfeiture (see Note 12 to the consolidated financial statements).
     The backlog is recognized into revenue as the services are performed. Approximately 45% of the total backlog is expected to be recognized as revenue in 2008. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
Seasonality
     ZixCorp does not experience a material seasonal impact on sales or operations.
Geographic Information
     ZixCorp’s operations are primarily based in the United States, with approximately 12% of employees located in Canada. The Company does not operate in, or have dependencies on, any other foreign countries. ZixCorp revenues and orders to-date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2007, were located in the U.S.
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
     We have incurred significant operating losses in previous years and our PocketScript e-Prescribing service continues to use significant amounts of cash. We have incurred significant operating losses in previous years and we expect to incur operating losses in 2008. Our PocketScript e-Prescribing service operates in an emerging market and developing this business is costly. Our e-Prescribing business has consumed a significant amount of cash since we entered the e-Prescribing business in mid-2003, and we expect the e-Prescribing business to consume cash (i.e., be cash flow negative) in 2008. Emerging-market businesses involve risks and uncertainties, and there are no assurances that we will be successful in our efforts to achieve profitability for this line of business.
     Our liquidity and capital resources remain limited. To date, our cash flow from operations has not been sufficient to fund our on-going operations and we have relied on equity and debt financings to fund our operations during the last few years. While the Company’s goal is to be cash flow positive overall, in the near term, there is no assurance this will occur. Consequently, there can be no assurance that our liquidity or capital resource position would allow us to continue to pursue our current business strategy, particularly our e-Prescribing line of business. As a result, without achieving growth in our business along the lines we have projected, we would have to alter our business plan or further augment our cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. There is no assurance that any of these actions would be possible or could be implemented on terms acceptable to the Company. Additionally, one or more of these actions would likely substantially diminish the value of our common stock.
     The market may not broadly accept our Email Encryption and PocketScript e-Prescribing services, which would prevent us from operating profitably. We must be able to achieve broad market acceptance for our Email Encryption and e-Prescribing solutions and services, at a price that provides an acceptable rate of return relative to our company-wide costs in order to operate profitably. We have not yet been able to do this. Our Email Encryption business segment has begun to yield positive cash flow from operations, but there are no assurances that it will continue to yield sufficient cash flow to overcome the negative cash flow from the e-Prescribing segment and our corporate overhead costs. As noted, our PocketScript e-Prescribing service operates in an emerging market. There is no assurance that this market will develop sufficiently to enable us to operate our PocketScript business profitably. We have been pursuing the e-prescribing business since mid-2003, and our pursuit of the business has consumed significant amounts of cash and the e-prescribing business is projected to continue to consume cash for the foreseeable future. See “End-users of our PocketScript service may not continue to use the service” under risk factors below and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, Liquidity and Capital Resources,” below.
     Failure to enter into additional or to maintain existing sponsorship agreements for our PocketScript e-Prescribing service and generate other revenue sources from our PocketScript service could harm our business. Our PocketScript business has incurred significant operating losses. Through December 31, 2007, significant orders for our PocketScript e-Prescribing service came from sponsorship agreements with healthcare payors. Under our payor-sponsorship business model, we deploy PocketScript to the end-user physician and provide the end-user physician a subscription to use the service in return for payments from the healthcare payor. These payments are in the form of guaranteed payments from the healthcare payor or contingent payments that are based on contractually specified performance metrics. In some cases, these contingent payments could represent a substantial portion of the revenue opportunity under the contract. The significant majority of all of the end-user physicians who are using the PocketScript service and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for by a healthcare payor. If the healthcare payors fail to renew their sponsorships, there is no assurance that the physicians will pay to continue to use the PocketScript service. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, Liquidity and Capital Resources,” below.

     In addition, we obtain cash and revenue from prescription transaction fees from payors, pharmacy benefit managers and others with respect to the electronic prescriptions processed through our e-Prescribing service. Increasing our active physician user base and increasing prescription transaction and performance-based fees are critical to the success of our plan to achieve profitability in our e-Prescribing business. There can be no assurance that we will be able to do so.
     We will not achieve significant cash and revenues from our e-Prescribing service unless we sign follow-on orders from our existing healthcare payors, from whom a significant portion of our cash and revenues are received, or sign new sponsorship agreements with other payors, or generate significant revenue from contingent payments, or maintain and identify other revenue opportunities for our e-Prescribing service, such as add-on applications or prescription transaction fees, and/or new uses for the transaction data itself. There can be no assurance that the Company will be able to achieve all or any of these requirements. If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our e-Prescribing business, or raise additional capital.
     Physicians and other healthcare providers may fail to adopt our PocketScript service. Our PocketScript service is targeted to the emerging market for e-Prescribing which provides physicians the ability to use a handheld device to prescribe drugs and transmit prescriptions electronically to any retail pharmacy. Through the use of the handheld device, the physician is provided with real-time decision support at the point of care, such as insurance formulary and drug interactions, that would normally not be available in a paper prescription process. This enables the physician to leverage technology for better patient care. This is an emerging market, and the success of our PocketScript service is dependent, in large measure, on physicians changing the manner in which they write prescriptions. Our challenge is to make this new service attractive to physicians, and ultimately, profitable. To do so has required, and in the foreseeable future will require, us to invest significant amounts of cash and other resources. There is no assurance that enough paying users will ultimately be obtained to enable us to operate the PocketScript service profitably. If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our e-Prescribing business, or raise additional capital.
     End-users of our PocketScript service may not continue to use the service. The Company currently estimates approximately 10,000 to 12,000 active physician users (subscribers) of the e-Prescribing service are needed to cover its e-Prescribing fixed costs. As of December 31, 2007, the Company had approximately 3,300 such active prescribers of the service, as compared to approximately 2,800 such active prescribers as of December 31, 2006 (see “The market may not broadly accept our Email Encryption and PocketScript e-Prescribing services, which would prevent us from operating profitably” and “Physicians and other healthcare providers may fail to adopt our PocketScript Service” in risk factors above). Not all users to whom the e-Prescribing service is deployed will become active users. Furthermore, the Company has experienced attrition in its base of active users. Thus, there is no assurance that the Company will be able to achieve a sufficient number of active users to build a successful e-Prescribing business. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Revenue Indicators — Backlog, Orders and Deployments.” If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our e-Prescribing business, or raise additional capital.
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
     Some of the prescription transaction fees that we currently receive are from pharmacy benefit managers, which manage the prescription benefits for their health plan customers, and an electronic script aggregator, which receives scripts written by the physician user of our PocketScript e-Prescribing service and transmits them via electronic data interchange to retail pharmacies. Our contracts with some of these entities are short term, meaning that the other party could cancel the contract or require us to renegotiate the contract with less favorable terms and conditions. These unfavorable terms and conditions could increase our costs and could require us to revise our business model.

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
     Competition in our businesses is expected to increase, which could impair our prospects and cause our business to fail. Our Email Encryption Services are targeted to the email encryption market. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, well-funded competitors have entered the market. Companies that compete with our Email Encryption Service include content management and secure delivery companies, such as Tumbleweed Communications Corp., and other secure delivery participants, such as Voltage Security, PostX (recently acquired by Cisco Systems Inc.), PGP Corporation, Certified Mail, Authentica, Secure Computing, RxNT, and Sigaba Corporation. In addition, we face competition from vendors of operating systems, networking hardware, network management solutions, security solutions and security software, many of which now, or may in the future, develop or bundle email encryption into their products. Some of these competing companies have substantial information technology security and email protection products and have greater financial resources. In summary, current email encryption customers could move to competitive solutions, which would harm our business.
     Our PocketScript e-Prescribing service applies the benefits of e-messaging to the medical prescription process by enabling providers to write and transmit prescriptions electronically directly to the pharmacy. Competition is expected to increase as this emerging market continues to develop and it becomes generally apparent that there are viable business models for commercial success in this market. Participants in the e-prescribing space include AllScripts Healthcare Solutions, Dr. First, Inc., InstantDX LLC., iScribe, Prematics and RxNT. Competition from these companies and from vendors in related areas, such as electronic medical records vendors — who generally include e-prescribing services as an element of their service offering — is expected to increase.  These competitors could have more financial, technical, and other resources than the Company.
     Companies that do not currently compete with ZixCorp or only compete with selected products or in selected markets could become competitors in the future on a larger scale. Companies such as GE Healthcare or McKesson Corporation would likely offer a broad portfolio of health information technologies for all or some of the pharmaceutical, pharmacy, healthcare provider and managed care markets. This bundled array of services and solutions could be attractive to our current and potential customers. Favorable regulatory developments could hasten the entrance of these competitors into the market, particularly the e-prescribing market. See “Regulatory Drivers for Market Growth” above. With considerable size and access to capital, they could become significant competitors.
     We may face increased competition as these competitors partner with others or develop new solution and service offerings to expand the functionality that they can offer to their customers. Our competitors may, over time, develop new technologies that are perceived as being more secure, effective or cost efficient than our own. These competitors could successfully garner a significant share of the market, to the exclusion of our company. Furthermore, increased competition could result in pricing pressures, reduced margins, or the failure of our business to achieve or maintain market acceptance, any one of which could materially harm our business .
     Our inability to successfully timely develop and introduce new Email Encryption and e-Prescribing services and related services and to implement technological changes could harm our business. The evolving nature of the Email Encryption and e-Prescribing businesses require us to continually develop and introduce new and related solutions and services and to improve the performance, features and reliability of our existing solutions and services, particularly in response to competitive offerings.
     We have under development new functionality for our Email Encryption and e-Prescribing businesses. We may also introduce new services. The success of new or enhanced functionalities and services depends on several factors — primarily market acceptance. We may not succeed in developing and marketing new or enhanced functionalities and services that respond to competitive and technological developments and changing customer needs. This could materially harm our business.

     Future asset impairments could affect our financial results. As of December 31, 2007, we have $2,161,000 of goodwill on our balance sheet relating to the Email Encryption segment. Goodwill is evaluated at least on an annual basis or whenever there is a reason to question if the goodwill values are impaired. We also have $2,297,000 of property and other long-lived assets. The carrying value of these assets is evaluated whenever there is reason to question if the values are impaired. Future events could impact the valuation of goodwill and long-lived assets, which could require us to recognize a non-cash charge to earnings. It is possible that we may incur further charges for other asset impairments in the future as we evaluate the prospects of our various lines of business. Any such charges could materially affect our financial results.
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
     Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our solutions and services. Our business depends on the uninterrupted operation of our data centers — currently, our ZixData Center located in Dallas, Texas; and the Austin, Texas data center used for fail-over and business continuity services. We must protect these centers from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. We carry limited insurance coverage to compensate us for losses that may occur as a result of any of these events. Any damage or failure that causes interruptions in our data centers’ operations could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs or increased service and warranty costs. This could materially harm our business, financial condition and results of operations.
     In addition, our ability to provide our services and to support the Email Encryption and e-Prescribing services depends on the efficient operation of the Internet connections between customers and our data centers. We depend on Internet service providers for these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction. We do not carry insurance to compensate us for losses that may occur as a result of any of these events.
     Furthermore, it is critical that our facilities and infrastructure remain secure and the market perceives them to be secure. Despite our implementation of network security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptions. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We do not carry insurance to compensate us for losses that may occur as a result of any of these events.
     Secure messages sent through our ZixPort and ZixMessage Center messaging portals, in connection with the operation of our Email Encryption Service, include personal healthcare information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network. Also, individual prescription histories transmitted through our e-Prescribing system and other personally identifiable healthcare information may reside in our secure data center network indefinitely. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our services again.

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
     Public key cryptography technology is subject to risks. Our Email Encryption Service and the e-Prescribing service employ, and future solutions and services may employ, public key cryptography technology. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption services using public key cryptography technology would be reduced or eliminated and such services could become unmarketable. This could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise hurt our business. Moreover, from time-to-time there are public reports of the successful decryption of encrypted messages or encrypted information. This or related publicity could adversely affect public perception of the security afforded by public key cryptography technology, which could harm our business.
     We depend on key personnel. We depend on the performance of our senior management team — including our Chairman and CEO, Richard D. Spurr, and his direct reports and other key employees, particularly highly skilled technical personnel. Our success depends on our ability to attract, retain and motivate these individuals. There are no binding agreements with any of our employees that prevent them from leaving our company at any time. There is competition for these personnel. In addition, we do not maintain key person life insurance on any of our personnel. The loss of the services of any of our key employees or our failure to attract, retain and motivate key employees could harm our business.
     We rely on third parties. If critical services and products that we source from third parties were to no longer be made available to us or at a considerably higher price than we currently pay for them, and suitable alternatives could not be found, our business could be harmed.
     For certain elements of our service offerings, we sometimes rely on the products and services of third parties. In particular, we rely on third parties to supply the hand-held device used by the prescribing physician users of our e-Prescribing service. In 2006 and 2007, we were using primarily one supplier for this purpose. In the fourth quarter of 2006, we received an end-of-life product notice from this vendor. Consequently, we procured sufficient quantities of this device to accommodate 2007 forecasted deployments. The Company tested alternative devices in 2007 and has now chosen a new handheld device vendor for 2008. If these third parties, in general, elect to withhold their products or services or significantly raise their prices, we could be damaged financially in lower returns on sales and a lessening of competitive advantages if suitable alternatives could not be found in a reasonable period of time.
     Also, we have data interchange agreements with third parties, who source data and/or transport transactions relevant to the overall decision support and electronic prescribing capability offered by our PocketScript service. These third parties require us to adhere (“certify”) to their technical requirements. Our failure to maintain these technical certifications could hurt our competitiveness and impair our ability to secure new customers for our PocketScript service and maintain existing customers.

     We could be affected by government regulation. Exports of software solutions and services using encryption technology, such as our Email Encryption Service, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our Email Encryption Service to almost all countries, the list of countries to which our solutions and services cannot be exported could be revised in the future. Furthermore, some countries impose restrictions on the use of encryption solutions and services, such as ours. Failure to obtain the required governmental approvals would preclude the sale or use of our solutions and services in international markets and, therefore, harm the Company’s ability to grow sales through expansion into international markets. Our largest OEM partner does sell and distribute our Email Encryption Service in overseas markets.
     There has been growing support from both inside and outside of the federal government for mandating e-prescribing of Medicare prescriptions, culminating with the introduction of the E-MEDS bill in the Senate and a corresponding bill in the House, which would have written such a mandate for e-prescribing Medicare prescriptions into law. E-MEDS bill has been rolled into the debate on a more permanent resolution for some of Medicare’s bigger issues that need to be revisited mid-year in 2008, which may or may not increase the chances of its ultimate passage. Even if the federal government does mandate e-prescribing for Medicare prescriptions, the Company believes any legislation mandating e-prescribing would have a phase-in period, so it is unlikely that a mandate would be in effect in 2008 or even 2009.  Therefore, while the existence of a mandate in the future would most likely lower the effort needed to sell physicians on the benefits of e-prescribing and would potentially increase the Company’s active and retention rates, there could be adverse effects, such as increased competition or a need for the Company to change the manner in which it recruits, deploys, and trains its physician users.
     The federal government has adopted regulations to create an exception to the prohibition on physicians’ referrals to healthcare entities with which they have financial relationships for certain electronic prescribing arrangements, to be codified at 42 C.F.R. §411.357(v), and an exception to the related federal healthcare anti-kickback rules for certain electronic prescribing arrangements, to be codified at 42 C.F.R. §1001.952(x). The purpose of the regulations is to encourage physicians to use electronic prescribing systems to create and deliver prescriptions to the pharmacy. The regulations seek to accomplish this purpose by creating certain safe harbors that are intended to encourage healthcare entities, such as health insurance companies and hospitals, to provide financial incentives to physicians to use electronic prescribing systems. These regulations, as they are interpreted and enforced over time, could provide other participants in the market a competitive advantage or could have currently unforeseen consequences that harm our business.
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
     Our stock price may be volatile. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Also, as of February 15, 2008, there was a reported short position in our common stock of 6,083,371 shares (approximately 9.7% of our outstanding number of shares), which may affect the volatility of our stock price.
     We have a significant amount of stock options and warrants outstanding and may issue additional equity securities in the future. Exercise of the outstanding options and warrants, and future issuances of other securities will dilute the ownership interests of existing shareholders. We have outstanding warrants and options, including options held by our employees, covering approximately 20 million shares of our common stock with exercise prices ranging from $1.21 to $57.60.

     The issuances of shares of common stock in respect of these warrants and options would result in a substantial voting dilution of our current shareholders. Any sales in the public market of the common stock issuable upon exercise of the warrants and options could adversely affect prevailing market prices of our common stock.
     In the future, we may determine to seek additional capital funding or to acquire additional businesses, which could involve the issuance of one or more types of equity securities, including convertible debt, common and convertible preferred stock, and warrants to acquire common or preferred stock. Such equity securities could be issued in public or private transactions, at or below the then-prevailing market price of our common stock. In addition, we motivate our employees and attract new employees by issuing shares of our common stock and options to purchase shares of our common stock. The interest of our existing shareholders may be diluted by any equity securities issued in capital funding financings or business acquisitions and would be diluted by any such future share issuances and stock option grants to employees.
     Finally, as a result of the anti-dilution provisions of certain of the warrants described above, we may be obligated to increase the number of shares that may be acquired upon exercise of our warrants and reduce the exercise price of such warrants. We might also be obligated to register with the SEC additional shares of common stock issuable to the warrant holders for public resale.
     The Company may be required to pay liquidated damages in the event one or more of the registration statements it has filed with the SEC for the benefit of third parties ceases to be effective. The Company has filed a number of registration statements with the SEC for the benefit of third parties. These registration statements permit the public resale of the Company’s common stock held by, or potentially issuable upon the exercise of options or warrants to, these parties. In some cases, the Company would be required to pay liquidated damages to the third parties if the Company fails to maintain the effectiveness of the relevant registration statement for the contractually required period of time. The amount of damages the Company would be required to pay could be substantial, as a percentage of the Company’s cash on hand, depending on when the registration statement ceased to be effective. (See, for example, Note 14 to the Company’s consolidated financial statements, regarding the potential payment of liquidated damages related to the April 5, 2006 Private Placement.)
     There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the SEC. We are, of course, also subject to general economic risks.
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     This document contains “forward-looking statements” (including the discussion appearing under the caption “Liquidity Summary” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 43, as well as the discussion appearing under Note 1 located in NOTES TO CONSOLIDATED FINANCIAL STATEMENTS on page F-9) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, cash receipts, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” and other similar expressions. Such forward-looking statements may be contained in the “Risk Factors” section above, among other places.
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

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     During 2007 ZixCorp leased properties that are considered material to the operations of the Company in the following locations: Burlington, Massachusetts; Ottawa, Ontario, Canada; as well as Dallas and Austin, Texas. With the exception of the Dallas and Austin offices, all locations are used solely for selling, marketing, and development activities. All properties are used by both business segments, with the exception of the Burlington facility (which is used exclusively for the Email Encryption business). The Dallas office is the Company headquarters and the location of the ZixData Center. The Austin location maintains the equipment necessary to implement deployment disaster recovery and is not used to support ongoing company operations. The ZixCorp facilities are suitable for the Company’s current needs and are considered adequate to support expected growth.
     The Company also has office space in Mason, Ohio, which is excess capacity. In April 2007, the Company sublet this office space, the terms of which coincide with the Company’s lease (see Note 20 to the consolidated financial statements).
Item 3. Legal Proceedings
     Beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division (the “Court”) against the Company and certain of its current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003, and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act during this time period. These several class action lawsuits have been consolidated into one case. The named defendants are Zix Corporation, Dennis F. Heathcote, Daniel S. Nutkis, John A. Ryan, Ronald A. Woessner, and Steve M. York. Also, three “shareholder derivative” lawsuits (the “Derivative Lawsuits”) were filed against the Company and certain named individuals, relating to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits.
     The Company and the plaintiffs have agreed to settle the Class Actions within the Company’s directors’ and officers’ liability policy limits, and without the admission of any wrongdoing and without the payment of any monies, by the Company or the individual defendants to the plaintiffs or their counsel. This agreement is subject to preliminary and final approval by the Court. There is no assurance that any action noted above can be brought into, or otherwise bound by, the proposed settlement, that the proposed settlement will receive the required court approvals, or will otherwise become effective. The terms of the proposed settlement will be set forth in the definitive agreements between the parties and orders of the Court.
     The Derivative Lawsuits were settled on January 29, 2008, within the Company’s directors’ and officers’ liability policy limits, and without the admission of any wrongdoing, and without the payment of any monies, by the Company or the individual defendants to the plaintiffs or their counsel.
     The Company, throughout these litigations, has strenuously denied and continues to deny each of the allegations of wrongdoing and liability against it whatsoever. It decided to settle the Class Actions and the Derivative Lawsuits solely to avoid the burdens, risk, and substantial expense that would result from the continuation of these actions.
     The Company is involved in a legal proceeding involving a former employee relating to that person’s separation from employment from the Company in 2006 in connection with the Company’s reduction in force undertaken to reduce employee headcount and expenses. The employee filed a legal claim, which asserts that the employment termination was the result of unlawful gender-based employment discrimination in violation of Title VII of the Civil Rights Act. The matter was submitted to binding arbitration pursuant to an alternate dispute resolution agreement between the parties. The arbitration proceeding was held in January 2008, and the parties are awaiting the decision of the arbitrator. The claimant has requested damages approaching $1,000,000.  The Company has not concluded that it is probable that a loss will be sustained; and, even if a loss is probable, the amount of the loss cannot reasonably be estimated in the Company’s view. In light of the foregoing, under the applicable accounting guidance, no accrual for a potential loss is to be (and none has been) recorded in the Company’s consolidated financial statements for the twelve month period ending December 31, 2007.
     The Company is involved in other legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of these other pending ordinary-course-of-business legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.
     The Company has severance agreements as of December 31, 2007, with certain employees that would require the Company to pay approximately $1,743,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
Item 4. Submission of Matters to Vote of Security Holders
     None.
PART II
     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     ZixCorp’s common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for 2007 and 2006. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

	2007		2006
Quarter Ended	High	Low	High	Low
March 31	$1.93	$1.14	$2.53	$1.30
June 30	$2.49	$1.63	$1.48	$0.84
September 30	$2.18	$1.56	$1.15	$0.51
December 31	$6.24	$1.81	$1.42	$0.55
     At March 10, 2008, there were 62,813,882 shares of common stock outstanding held by 562 stockholders of record. On that date, the last reported sales price of the common stock was $3.72.
     ZixCorp has not paid any cash dividends on its common stock since 1995 and does not anticipate doing so in the foreseeable future. Applicable governing law prohibits the payment of any dividends unless the Company’s net assets (total assets minus total liabilities) exceeds the amount of dividends.
     In 2007, the Company did not engage in any share repurchase program of its common stock.
     The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2007, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the two indices and assumes reinvestment of dividends, if any. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.

The stock price performance depicted on the graph below is not necessarily indicative of future stock price performance. The graph will not be deemed incorporated by reference in any filing by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the graph by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Zix Corporation, The NASDAQ Composite Index
And The NASDAQ Computer & Data Processiong Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto included elsewhere herein. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenues(1)	$24,114	$18,358	$13,964	$14,127	$5,840
Cost of revenues(2)	(10,866)	(12,552)	(14,194)	(15,878)	(8,211)
Research and development expenses(2)	(5,322)	(6,085)	(6,520)	(9,331)	(5,896)
Selling, general and administrative expenses(2)	(17,961)	(23,188)	(26,358)	(29,399)	(19,907)
Customer deposit forfeiture(3)	2,000	1,000	960	—	—
Net gain (loss) on sale of product lines(4)	—	53	(3,716)	—	—
Loss on extinguishment of convertible debt(5)	(255)	(871)	(1,283)	—	—
Asset impairment charge(6)	—	(125)	(288)	(675)	—
Interest expense(7)	(171)	(1,126)	(6,848)	(801)	(13)
Gain on derivatives (8)	—	4,043	—	—	—
Loss from continuing operations	(8,102)	(19,508)	(43,596)	(42,040)	(27,667)
Basic and diluted loss per common share from continuing operations(9)	(0.13)	(0.34)	(1.20)	(1.33)	(1.23)
Shares used in computing basic and diluted loss per common share	60,424	57,068	36,452	31,533	23,525
Balance Sheet Data:
Working capital(10)	(979)	(897)	9,348	4,913	7,283
Total assets	19,474	20,366	34,115	52,242	26,419
Debt obligations(11)	—	2,916	7,063	19,252	—
Stockholders’ equity (deficit)	(289)	927	10,397	14,765	17,919

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

Notes on Selected Financial Data

(1)	Revenue for the years 2003 through 2005 include the acquisitions of MyDocOnline in January 2004 and PocketScript and Elron Software in July and September 2003. Revenues resulting from these acquisitions totaled $4.0 million, $4.2 million and $1.3 million in 2005, 2004, and 2003, respectively. On March 11, 2005, the MI/WI product lines, which were acquired in the Elron acquisition, were sold to CyberGuard. During 2005, the MI/WI product lines contributed $0.6 million to total revenues (see Note 6 to the consolidated financial statements) versus revenues in 2004 and 2003 of $4.1 million and $1.3 million respectively. On September 30, 2005, the Dr. Chart product line was sold to MITEM. During 2005, this product line contributed $0.3 million to total revenues (see Note 6 to the consolidated financial statements) versus revenues in 2004 of $0.5 million.

(2)	In 2007, 2006, 2005, 2004, and 2003, expenses associated with continuing operations include non-cash stock-based compensation of $1.3 million, $2.8 million, $1.1 million, $4.1 million, and $1.0 million, respectively. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Share Based Payment, which resulted in the incremental stock-based compensation costs. For the preceding years, these non-cash expenses were often in association with reductions in force and related severance agreements.

(3)	See Note 12 to the consolidated financial statements for an explanation of the customer deposit forfeiture.

(4)	See Note 6 to the consolidated financial statements for an explanation on the sale of the product lines.

(5)	See Note 13 to the consolidated financial statements for an explanation on the early extinguishment of debt items.

(6)	See Notes 6 and 10 to the consolidated financial statements for an explanation on asset impairment charges.

(7)	Interest expenses of $0.2 million in 2007 related primarily to the Company’s promissory note to sanofi-aventis, which was also paid in full as of December 31, 2007 (see Note 13 to the consolidated financial statements). In 2006, interest expense included $0.7 million related to the Company’s convertible notes, which were also retired that year. In 2005, interest expense includes $6.4 million related to the Company’s $20 million in convertible notes and related warrants issued on November 2, 2004. The interest expense from the initial purchase agreement included amortization of the warrants value as a discount on the notes, deferred finance charges and stated interest. In 2005, the Company restructured the notes and created a beneficial conversion feature which was valued at $2.5 million and fully amortized in 2005 (see Note 13 to the consolidated financial statements). In 2004, interest expense also included charges of $0.5 million, which relates to the $20 million convertible notes.

(8)	Due to certain terms of the April 2006 private placement, some elements of the transaction were recorded as derivative liabilities and were revalued each quarter with the change in value being recorded as a gain or loss. The 2006 gain was primarily from a change in the fair value of warrants as compared to the value on the date of closing. On December 21, 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position Emerging Issues Task Force (“EITF”) 00-19-2, Accounting for Registration Payment Arrangements which resulted in the Company prospectively adjusting the remaining balance of the derivative liabilities relating to the private placement directly to retained earnings as of October 1, 2006 (see Note 14 to the consolidated financial statements).

(9)	In calculating the basic and diluted loss per common share for 2003, the Company’s loss from continuing operations and net loss have been increased by $1.4 million, representing the preferred stock dividends associated with the Series A and Series B convertible preferred stocks.

(10)	Working capital includes deferred revenue totaling $12.6 million as of December 31, 2007.

(11)	The Company had zero debt obligations at December 31, 2007. Debt obligations at December 31, 2006, consist of promissory notes payable totaling $2.7 million and a short-term promissory note totaling $0.3 million. Debt obligations at December 31, 2005, consist of convertible promissory notes payable totaling $4.4 million, promissory notes payable totaling $2.2 million, a short-term promissory note totaling $0.3 million and capital leases totaling $0.2 million. All notes payable are shown net of unamortized discounts. December 31, 2004, balance consisted of convertible promissory notes payable totaling $17.2 million, promissory note payable totaling $1.8 million and capital leases totaling $0.2 million (see Note 13 to the consolidated financial statements).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     As of January 1, 2006, the Company operated two reporting segments, Email Encryption and e-Prescribing. Each segment hosts applications that protect and deliver high volumes of sensitive information in a secure manner, targeting the healthcare, finance, insurance, and government sectors. The Company employs a Software-as-a-Service (“SaaS”) subscription model for delivering its services to the market.

     The Company’s primary business strategy is the continued development and growth of its subscription businesses. The Company seeks to build and maintain reliable revenue growth by adding new customers while retaining a high percentage of existing customers. The subscription model requires large up front investment to establish the service, but over time the fixed set up costs are exceeded by the recurring subscription and transaction fees. The subscription business provides better returns after the setup costs are overcome as incremental costs to add new users are low relative to the incremental subscription revenue.
     As a secondary, but equally important, business strategy, the Company is balancing the cash produced by its more mature segment, Email Encryption, with the cash required to develop its emerging segment, e-Prescribing.
     Operationally, the success of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “new first year orders”) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	Additional payor sponsorship of the e-Prescribing service to physicians by new or existing insurance payors;

•	Successful adoption and usage of the e-Prescribing service by physicians;

•	Retention of the users (physicians) of the e-Prescribing service as indicated by subscription renewals;

•	Future transaction fees (or related fees) associated with the use of the e-Prescribing service; and

•	Our ability to increase business volume with reasonable cost increases.
     Known trends regarding these key metrics and their implication on the Company’s current and future capital requirements are discussed throughout this MD&A.
     There are no assurances that the Company will be successful in its efforts to achieve success in these key metrics. The Company’s continued growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses and used significant cash resources in prior years. The Company experienced improvement in its cash-flow performance in 2007 and 2006. The Company will continue to place a strong emphasis on actions to become cash flow breakeven in the near term, while balancing the needs for investments in its developing and emerging markets. Actions taken by the Company to achieve the goal of cash flow breakeven, such as near-term cost reductions, or decreased investments in certain areas of the business or business divestitures, might have intended or unintended short-term adverse effects on certain financial performance metrics for the Company. Despite its recent improved cash flow performance, the Company does expect to report further operating losses in its consolidated financial statements for 2008. See “Item 1A, Risk Factors” for more information on risk factors relevant to the Company’s operations and future prospects.
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
     Inventory —The Company’s inventory consists mainly of the costs of handheld devices and related networking hardware for e-Prescribing and is reported as a component of Prepaid and Other Current Assets in the Company’s consolidated balance sheet. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. As a general practice, the Company maintains a 60 to 90 day supply of inventory. However, in late 2006, the Company received an end-of-life product notice from its handheld device vendor. As a result, the Company procured additional quantities of handheld devices sufficient to accommodate the 2007 forecasted e-Prescribing deployments. With the supply of handheld devices resolved as of December 31, 2007, inventory levels had returned to normal maintenance levels of 60 to 90 days supply.

     Property and Equipment, Long-Lived and Other Intangible Assets, Depreciation and Amortization — The accounting policies and estimates relating to the property and equipment, long-lived and other intangible assets, depreciation and amortization are considered critical because of the significant impact that impairment, obsolescence, or change in an asset’s useful life could have on the Company’s operating results.
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
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified intangible assets and property and equipment aggregating $2,297,000 or 12% of total assets at December 31, 2007. Property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. There were no such impairments in 2007. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     During the first quarter of 2005, the Company evaluated the estimated useful lives of the intangible assets relating to the MyDocOnline acquisition and concluded that the lives for developed technology and customer relationships should be reduced to three years from five years and four years, respectively. This change in estimate was accounted for prospectively beginning January 1, 2005. In 2006, the Company recorded $125,000 of impairment charges on fixed assets that were not being utilized and had no perceived future value. In 2007, the Company recorded no impairment charges.
     Goodwill — Goodwill, totaling $2,161,000 or 11% of total assets at December 31, 2007 and 2006, represents the remaining cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software.
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
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carry-forwards and unused tax credits will be realized on future federal income tax returns. At December 31, 2007, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $112,995,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Revenue Recognition — The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, EITF Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple element nature of ZixCorp’s contracts with customers, and the potential for incorrect application of accounting guidance requires that revenue recognition be considered a critical accounting policy.
     The Company develops, markets, licenses and supports electronic information protection services. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based service, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, for the Email Encryption Service the Company employs a network of distributors and resellers. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when ZixCorp is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
     The Email Encryption Service is a subscription-based service. In the first nine months of 2005, subscription-based services also included Dr. Chart, which was sold by the Company in September 2005 (see Note 6 to the consolidated financial statements). Providing these services includes delivering subscribed-for-software and providing secure electronic communications and customer support throughout the subscription period. In the case of ZixVPM, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In a subscription service, the customer does not own a perpetual right to a software license, but is instead granted the use of the subscribed-for-software during the period of the service subscription. Subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. The subscription period begins on the date specified by the parties or when the service is fully functional for the customer which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as service revenue as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and recognized as revenue ratably over the subscription period.
     The e-Prescribing service arrangements contain multiple deliverables, including both hardware and services. Due to the lack of VSOE, these elements are combined into a single unit of accounting and, similar to Email Encryption, recognized as service revenue ratably over the longer of the subscription term or expected renewal period. Revenue recognition begins upon installation of the required hardware and commencement of service.

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
     Deferred Cost of Revenue — In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device, and are recorded as deferred cost of revenue. The deferred costs are then amortized into cost of revenue ratably over the period in which revenue is recognized. The deferred cost of revenue of $301,000 and $334,000 is included in other assets as of December 31, 2007 and 2006, respectively.
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
     SFAS 123(R) replaced the intrinsic value measurement objective in APB 25 and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). The standard also requires companies to estimate the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur.
     The Company used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants made during 2007, 2006, and 2005. The Company estimated the average holding period of vested options to be two years from the vesting period (1.6 – 1.8 years) for options granted before 2006, but used the “simplified” method per SEC Staff Accounting Bulletin No. 107, Share Based Payment, to calculate the estimated life of options granted to employees subsequent to December 31, 2005. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options. The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.81%	4.59%	3.41%
Expected option life	5.8 years	5.8 years	3.6 years
Expected stock price volatility	81%	93%	96%
Expected dividend yield	—	—	—
Fair value of options granted	$2.87	$1.03	$2.31
     The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company.

     Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board (“APB”) No. 25 to account for its stock-based awards. The following table details the affect on the Company’s net loss and loss per common share had compensation expense for employee stock-based awards been recorded in the twelve months ended December 31, 2005, based on the fair value method under SFAS 123(R):

Year Ended
December 31, 2005
Net loss, as reported	$(43,596,000)
Add employee stock compensation expense recorded under the intrinsic value method	—
Deduct pro forma stock compensation expense computed under the fair value method	(6,166,000)

Pro forma net loss	$(49,762,000)

Basic and diluted loss per common share: As reported	$(1.20)

Pro forma	$(1.37)

Full Year 2007 Summary of Operations
Financial
•	Revenue for the year 2007 was $24,114,000 from all products compared with $18,358,000 in 2006 and $13,964,000 in 2005 (2005 revenue includes $976,000 from divested product lines).

•	Gross margin for 2007 was $13,248,000 or 55% of revenues compared to a $5,806,000 or 32% of revenues in 2006.
•	Email Encryption – gross margin for this segment was $13,621,000 or 76% of revenues compared to $8,727,000 or 62% of revenues in 2006.

•	E-Prescribing – gross loss for this segment was $373,000 or a negative 6% of revenues compared to a loss of $2,921,000 or a negative 69% of revenues in 2006.
•	Net loss for the year 2007 was $8,102,000 compared with $19,508,000 in 2006 and $43,596,000 in 2005.

•	Ending unrestricted cash and marketable securities was $12,258,000 and the balance in restricted accounts was $25,000 on December 31, 2007.
sanofi-aventis Debt Restructuring and Payment
•	In December 2007, the Company paid in full a promissory note issued to sanofi-aventis U.S. Inc. including the $1,600,000 principal amount, plus accrued interest. The promissory note had been originally issued in January 2004 to a predecessor-in-interest to sanofi-aventis U.S. Inc. and had been restructured in February 2007 (see Note 13 to the consolidated financial statements). With this payment, the Company ended calendar year 2007 with no short-term or long-term indebtedness for borrowed money.
Financing Activities Resulting from Exercise of Warrants and Options
•	During the fourth quarter of 2007, the Company received cash proceeds totaling approximately $3,652,000 for the exercise of 2,147,940 warrants and $542,000 for the exercise of 145,689 stock options. With these incremental cash receipts, the Company elected to prepay the $1,600,000 promissory note mentioned immediately above and to prepay certain 2008 procurements totaling approximately $700,000.

Results of Operations
Revenues
     The following table sets forth a year-over-year comparison of the key components of the Company’s revenues:

				Variance		Variance
	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
Services	$24,114,000	$18,358,000	$13,412,000	$5,756,000	31%	$4,946,000	37%
Hardware	—	—	443,000	—	—	(443,000)	(100%)
Software	—	—	109,000	—	—	(109,000)	(100%)

Total revenues	$24,114,000	$18,358,000	$13,964,000	$5,756,000	31%	$4,394,000	31%

     Email Encryption and e-Prescribing are primarily subscription-based services. In 2005, the MI/WI products were primarily sold as perpetual licenses with annual maintenance and/or subscription contracts. Prior to the third quarter of 2005, e-Prescribing incorporated a separate hardware and installation element, and the Dr. Chart product and services represented either a subscription-based arrangement or a perpetual license sale. With the exception of perpetual software licenses (MI/WI products and occasionally the Dr. Chart product) and early stage e-Prescribing contracts, the Company has generally recognized revenue over the life of a related service contracts under Services Revenue. The shift towards mostly subscription based offerings in late 2005 led to the decline in hardware revenue, and the sale of the MI/WI product lines in the first quarter of 2005 led to the decline in software revenue.
     The Company believes that total revenue by product line provides a more meaningful examination of the Company’s revenue sources and trends:

				Variance		Variance
	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
Email Encryption	$17,982,000	$14,094,000	$10,007,000	$3,888,000	28%	$4,087,000	41%
e-Prescribing	6,132,000	4,264,000	2,981,000	1,868,000	44%	1,283,000	43%

Subtotal before divested products or services	24,114,000	18,358,000	12,988,000	5,756,000	31%	5,370,000	41%
MI/WI Products	—	—	646,000	—	—	(646,000)	(100%)
Dr. Chart and Connect	—	—	330,000	—	—	(330,000)	(100%)

Subtotal divested products or services	—	—	976,000	—	—	(976,000)	(100%)

Total revenues	$24,114,000	$18,358,000	$13,964,000	$5,756,000	31%	$4,394,000	31%

     Email Encryption — The revenue increases of $3,888,000 (28%) and $4,087,000 (41%) in Email Encryption for 2007 and 2006, respectively, over the previous years’ revenue are due to the Company adding new subscribers to the service while renewing a high percentage of existing subscribers as their service contracts expired. Revenues are recognized as the service is provided and therefore the 2007 revenue increase of $3,888,000 is primarily due to New First Year Orders (“NFYO’s”) generated in 2006. The Company’s additions to the subscriber base is best measured by NFYO’s, which are defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. In 2007 and 2006 the new first-year orders were approximately $5,500,000 and $4,700,000, respectively. As the Company has continued to add new customers, the renewal rate of existing customers has consistently remained above 95% for the periods shown which, in turn, has led to the Company’s yearly revenue growth.
     The recurring nature of the subscription model makes revenue rise in a predictable manner assuming continued new additions to the subscription base and adequate subscription renewal rates. Adding to the predictability is the Company’s go-to-market model of selling primarily three-year subscription contracts with the fees paid annually at the inception of each year of service. The Company’s list pricing for Email Encryption has remained generally consistent in 2007 when compared with 2006 and the Company has experienced relatively consistent discount percentages off the list price in those periods. The Company did announce a slight price increase for its ZixVPM, ZixVPM Alliance and ZixVPM Corporate services effective in January 2008. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period.
     e-Prescribing — e-Prescribing revenues increased $1,868,000 (44%) in 2007 compared to 2006. This increase was primarily driven by an increase in renewal revenues of $918,000 (119%) in 2007 compared to 2006. Also driving improvement were transaction/usage-based fees which increased by $725,000 (63%) when compared to 2006. Additionally, revenue recognized on deployments to new PocketScript users increased $191,000 (9%) when compared to 2006. The total new users of the service for which revenue could be recognized decreased from approximately 2,400 in 2006 to approximately 2,000 in 2007 due to lack of contracts for new payor sponsorships and/or expansion programs initiated in 2007 by existing payors. However, this decrease in new billable users was offset in part by an increase in the average price per billable deployment of approximately 20%. Revenues relating to one time projects increased $50,000 (47%) in 2007 when compared to 2006. These one-time projects are not expected to be repeated on a regular basis and usually relate to special projects and requests made by customers. Other e-Prescribing revenue declined $16,000 (-17%) in 2007 compared to 2006.

     One customer accounted for $489,000 of the increase in transaction/usage-based fees and this customer is only contractually bound to continue paying the majority of these fees through 2007. The Company is working with the customer to continue these fees and, if not successful in doing so, it will endeavor to replace them with new contracts with existing and/or new customers, but it is not known if the Company will be successful in its efforts.
     The 2006 revenues in e-Prescribing increased by $1,283,000 (43%) when compared to 2005. This increase was mainly driven by transaction/usage-based fees which increased by $936,000 (439%) when compared to 2005. Additionally, revenue recognized on deployments to new PocketScript users, service renewals, and one time projects increased $351,000 (13%) when compared to 2005.
     Divested Products: The decline in revenues from the Web Inspector and Message Inspector products and the Dr. Chart products resulted from the divestitures of these products in March 2005 and September 2005, respectively. See Note 6 to the consolidated financial statements.
     Revenue Outlook: The Company’s future revenue growth in 2008 is primarily expected to come from continued success in the Email Encryption business, while targeting the healthcare, finance, insurance and government sectors. Email Encryption revenue growth is expected to mirror the 2007 performance rate of approximately 30%. While the Company has experienced a greater than 40% revenue increase in e-Prescribing for both 2007 and 2006, continued growth in this segment is almost entirely dependent on the Company securing new (or expanding existing) payor sponsorship contracts in the first six months of calendar year 2008. In 2007, the Company secured commitments with payors to deploy significantly fewer new prescribers than in previous years. Consequently, the Company’s backlog of yet-to-be-deployed new prescribers at the end of 2007 was significantly lower than the backlog at the end of 2006. Thus, absent securing contracts for a sufficient number of new sponsored prescribers in the first half of 2008, the Company will expect revenue from its e-Prescribing services to decline in 2008. Despite the decline in yet-to-be-deployed new subscribers, the Company believes that there is high interest on the part of (a) currently contracted payors in expanding their existing programs, and (b) prospective payors who are in the exploratory phases of committing to executing a new sponsorship contract. However, there can be no assurance the Company will be successful in expanding its current payor programs or contracting with new payors.
Backlog, Orders, and Deployments
     Company-wide backlog — The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of December 31, 2007, the backlog is comprised of the following elements: $16,103,000 of deferred revenue that has been billed and paid, $3,328,000 billed but unpaid, and approximately $12,361,000 of unbilled contracts. The backlog can also be divided by product, of which $28,314,000 is for Email Encryption and $3,478,000 is for e-Prescribing.
     The backlog is recognized into revenue as the services are performed. Approximately 45% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     The Company’s future revenue growth from Email Encryption, beyond what is scheduled to be recognized from the backlog, is determined by total new orders for Email Encryption, which are made up of renewals from existing customers (renewal of usage by previously existing users with previously in-use products) whose contracts are expiring and new orders (new orders from new users in existing customer accounts, new products in existing accounts and brand new customers). To forecast the near term impact of these new orders (orders from new users in existing customer accounts, new products in existing accounts and brand new customers), we use the metric we call New First Year Orders (NFYO’s), which only looks at the first 12 months of a new contract (contracts are typically 3 years in length) to forecast the near term impact on revenue. For e-Prescribing the future revenue will be determined by securing additional payor sponsorships, increasing adoption and utilization by the physicians, renewing existing prescribers as they expire, and developing additional transaction-based fees.

     Email Encryption Orders — Total order input for Email Encryption in 2007 was $24,160,000 compared with $17,457,000 in 2006. Total orders include customer orders that management separates into three components for measurement purposes: contract renewals, new first year orders, and in the case of new multi-year contracts, the years beyond the first year of service. The new first-year orders were $5,514,000 in 2007 and $4,665,000 in 2006.
     The following table provides the relevant trend of new first-year orders:

	2007	2006
Three month period ending:
December 31,	$1,406,000	$1,089,000
September 30,	1,359,000	1,234,000
June 30,	1,397,000	1,372,000
March 31,	1,352,000	970,000

Total new first year orders for the twelve months ending December 31,	$5,514,000	$4,665,000

     The 2007 Email Encryption contract renewal rate was 99% on a contract value basis ($6,210,000), which will lead to continued revenue growth. Beginning in 2007, the Company moved to a new metric for measuring its customer renewal rate for Email Encryption. Previously, the Company used a metric that represented the percentage of the number of gateway and portal customer accounts that had renewed. While this “per-capita” metric was very useful as a measurement of overall customer satisfaction with our services, it did not draw any distinctions between our largest and smallest customers. The Company’s new renewal metric is based on the twelve month dollar value of bookings versus the previous twelve month bookings value for the same set of customers rather than the “per-capita” number of customer accounts. As with the previous method of measurement, this metric will represent bookings from our gateway and portal customers. In general, contracts are renewed at a price equal to or greater than their previous service period. However, there are no assurances that potential increased competition in this market or other factors will not result in future price erosion. Such a price erosion, should it occur, could have a dampening effect on the Company’s renewal-related revenue.
     The Company continues to experience a high percentage of customers who choose to subscribe to the Email Encryption Service for a three-year term versus a one-year term. The Company expects this preference by a high percentage of its customers for a longer contract term to continue in 2008, as the Company has priced its services in a manner that encourages longer-term contractual commitments from customers. The Company’s list pricing for Email Encryption has remained generally consistent in 2007 when compared to 2006 and the Company has experienced relatively consistent discount percentages off the list price in those periods. The Company did announce a slight price increase for its ZixVPM, ZixVPM Alliance and ZixVPM Corporate services effective in January 2008. However, there are no assurances that potential increased competition in this market or other factors will not result in future price erosion. Such a price erosion, should it occur, could have a dampening effect on the Customers new first-year orders.
     While ZixCorp continues to foresee steady demand from the healthcare sector, the industry is beginning to mature- consequently, the Company has increased its efforts to diversify its business into additional sectors. The Company’s continued focus on markets such as financial services, insurance and government along with the increased use of indirect distribution channels should enable it to sustain or increase the new first year order rate in 2008.
     e-Prescribing — In e-Prescribing, the Company builds the subscriber base by contracting with health insurance companies (payors) to sponsor physicians in their network to receive the e-Prescribing equipment and service free of charge for the first year. As of December 31, 2007, the Company had active contracts with eight such payors. The current list prices for initial and subsequent annual renewal periods for the e-Prescribing service are $2,000 and $600, respectively. The Company has secured contracts at the list price and has also succeeded in receiving more beneficial payment terms than in previous years.
     In 2007, the Company secured sponsorships for new deployments of approximately 280 new prescribers which compares to sponsorships for new deployments of approximately 2,850 new subscribers in 2006. Although new sponsorships, in number, were disappointing, we added one very significant new sponsor, United Healthcare. We believe that a successful pilot with this significant new customer could lead to a broad-based, national rollout of our e-Prescribing service. Future revenue growth of the e-Prescribing segment is dependent on expanding current payor sponsorships such as the one with United Healthcare, as well as securing additional payor contracts, achieving and increasing adoption and utilization by the sponsored physicians, renewing service contracts for active physicians at the end of their sponsorship, and developing additional transaction-based fees.

     The deployments of subscribers and the number of active users are indicators of future revenue. In 2007, the Company deployed approximately 1,950 users compared with approximately 2,250 in 2006. The Company has approximately 280 sponsored, but not yet deployed, prescribers in deployment backlog as of December 31, 2007. The number of active users is also important as a measurement of the user base. Active users measures the number of subscribers who are effectively using the e-Prescribing service at a meaningful level in order to generate transaction revenues, and as an indicator of retention and future renewal opportunities. The Company has a twofold objective in deploying new users: first, to ensure they become regular users of the service (active) and second, to ensure that services are renewed (retention). As of December 31, 2007, the Company had approximately 3,300 active prescribers using the service, compared with approximately 2,800 active prescribers at December 31, 2006. Based on current trends, the Company believes that 60% to 70% of the users deployed in 2007 will ultimately become active users. The Company is continuing its efforts to increase the percentage of active users that result from new deployments.
     Sponsorship contracts typically specify that individual physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, Blue Cross and Blue Shield of Massachusetts has renewed the service for its qualified active users for a fourth year; and six of the Company’s other seven payors have also agreed to pay for some or all of the subscription fee for its active users. (The sponsorship associated with the remaining payor, United Healthcare Services, Inc., was signed in the second half of 2007, and its deployed users are not yet due to renew.) For those users that do not meet the required activity level for continued sponsorship by their particular payor, the Company attempts to contract directly with the individual user or medical practice.
     The total transaction and usage-based fees recognized as revenue during 2007 were $1,875,000 compared to $1,145,000 in 2006. The Company has a contract with a payor sponsor that provides for a shared savings arrangement measured by improvement in physician-user prescribing behavior. The Company has also signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. While increasing the number of active users should increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. The Company is seeking such agreements with interested parties. The Company believes that the source of new transaction related fees will come from payors — both existing and new payors that sponsor e-prescribing programs, as well as other payors that have insured members visiting doctors that already use the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the Company believes that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     Finally, possible sources for other transaction fees include parties who could benefit from a real-time, electronic connectivity with PocketScript users. For example, the Company is piloting a disease management program with one of its payors which alerts physicians through the e-Prescribing service that a patient may be eligible for enrollment. In addition, the Company currently has contracts under which it earns fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefit managers (PBM).
     The number of prescriptions written using the PocketScript service and thus transmitted through the ZixData Center has been growing on a year-over-year basis. In 2007, the Company transacted approximately 7,400,000 prescriptions compared to 5,300,000 prescriptions in 2006. The Company is investing greater sales effort and post-deployment attention to maximizing utilization in order to maximize future revenue potential both through renewals and transaction fees.
     The Company believes that the payor sponsorship model is the right one to scale and accelerate adoption and usage and to lay the foundation for secure, interoperable healthcare information access and decision support. However, continued growth in this segment will require additional payor sponsors or a change in the market demand model and increased revenues from transaction fees (or the equivalent).

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

				Variance		Variance
	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
Email Encryption	$4,361,000	$5,367,000	$5,263,000	$(1,006,000)	(19%)	$104,000	2%
e-Prescribing	6,505,000	7,185,000	7,325,000	(680,000)	(9%)	(140,000)	(2%)

Subtotal	10,866,000	12,552,000	12,588,000	(1,686,000)	(13%)	(36,000)	(0%)
Divested Products:
MI/WI & Dr Chart	—	—	1,606,000	—	—	(1,606,000)	(100%)

Total Cost of Revenues	$10,866,000	$12,552,000	$14,194,000	$(1,686,000)	(13%)	$(1,642,000)	(12%)

     The $1,686,000 improvement in cost of revenues for the twelve months ended December 31, 2007, compared to the twelve months ended December 31, 2006, consists of a $1,448,000 decrease in non-cash expenses and a $238,000 decrease in cash expenses. The reduction in non-cash expenses consists of depreciation costs of $857,000; amortization expense of $512,000 due to intangible assets becoming fully amortized; stock-based compensation expense decrease of $41,000 and other miscellaneous non-cash expense decrease of $38,000. Depreciation expense decreased due to a change in allocation of expense between cost of revenues; research and development; and selling, general and administrative expenses. In 2007, $184,000 of expense was allocated to research and development and $77,000 allocated to selling, general and administrative expenses from cost of revenues, whereas no expense was allocated in 2006. The remaining decrease in depreciation expense is due principally to certain assets becoming fully depreciated between periods. The decrease in cash expenses consists principally of the following cost reductions: electronic data processing costs of $105,000; occupancy costs of $233,000; travel expenses of $138,000 and other sundry costs of $79,000, partially offset by a slight increase in people costs of $208,000 and consulting costs of $109,000. Travel, occupancy and electronic data processing costs are lower due to cost reduction processes initiated in 2005 and 2006. Of the total occupancy costs reduction, approximately $389,000 in decreases resulted from lower costs of internet connectivity, partially offset by an increase of $191,000 due to a change in the allocation of the Company’s IT services, commencing in July 2006 between cost of revenues; research and development; and selling, general and administrative expenses.
     The Company’s cost of revenues was $12,552,000 for the twelve-month period ended December 31, 2006, compared to $14,194,000 for the same period in 2005. The decrease of $1,642,000 consists primarily of a $1,012,000 net reduction in personnel costs, $177,000 reduction in computer-related expendables, maintenance, support and software licenses, $381,000 reduction in depreciation expense, $386,000 reduction in intangibles amortization expenses and reduced travel-related expenses of $112,000, partially offset by an increase in occupancy costs of $224,000, stock-based compensation costs of $177,000 and other sundry costs of $25,000. The Company’s occupancy costs are allocated based on headcount associated with cost of revenues, research and development expenses and selling, general and administrative expenses. The Company’s total occupancy costs have decreased between the comparable years of 2006 and 2005 due to the combined effects of the 2006 reduction in workforce and the 2005 divestitures of the MI/WI and Dr. Chart product lines. However, the headcount reductions in cost of revenues resulting from these events have been proportionally less than those reductions in the research & development and selling, general and administrative expense classifications. This disproportionate reduction in headcount has resulted in a higher allocation of occupancy costs to cost of revenues. The increase in stock-based compensation costs is due to the 2006 adoption of SFAS 123(R) (see Note 4 to the consolidated financial statements).
     The reductions in personnel costs and travel expenses between years 2006 and 2005 were primarily due to the 2006 workforce reduction and 2005 product line divestitures. The reduction in depreciation expense is due to the 2005 divestitures as well, the effects of previously recorded impairments on certain fixed assets and other certain fixed assets becoming fully depreciated. The reduced amortization expense of intangible assets resulted from the 2005 write-down of certain intangible assets also related to the divestitures of the MI/WI and Dr. Chart product lines.

     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which is currently not fully utilized. Accordingly, cost of revenues is relatively fixed in nature and is expected to grow at a slower pace than revenue. Email Encryption has shown the ability to grow revenues, while leaving cost of revenues flat or only marginally increasing as more efficient methods of product delivery and service have been implemented. For example, the Email Encryption revenues for year 2007 have increased $3,888,000, or 28%, when compared to year 2006, but the cost of revenues has actually decreased as indicated above.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field prescriber recruiting team, a field deployment team, customer service and support, training and e-Prescribing device costs. In e-Prescribing, a greater proportion of total cost of revenues relates to the field deployment and device costs. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated with demand. The $680,000 decrease in cost of revenues for total year 2007 compared to total year 2006 reflects a reduction of approximately $630,000 in fixed costs and a reduction in variable costs of $50,000, which is primarily the cost of the handheld device. The reduction in fixed costs is due principally to intangible assets becoming fully amortized between years previously discussed. The reduction in variable costs is primarily due to a decrease in deployments. The new billable deployments in 2007 were approximately 1,950 compared to 2,250 in 2006. Because e-Prescribing costs of revenues have a greater variable component, a decrease or increase in e-Prescribing demand, as measured by revenue and deployments, is expected to result in a corresponding decrease or increase in the related cost of revenues.
     Divested Products — MI/WI and Dr. Chart product lines were offered for sale in 2005. MI/WI was divested on March 31, 2005, and Dr. Chart was divested in September 2005 (see Note 6 to the consolidated financial statements). Therefore, the Company experienced cost of revenues for these products in 2005, but not in 2006.
Research and Development Expenses
     Research and development expenses decreased 13% in 2007 versus a 7% decrease in 2006. The following table sets forth a year-over-year comparison of the Company’s research and development expenses:

				Variance		Variance
	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
Total research and development expenses	$5,322,000	$6,085,000	$6,520,000	$(763,000)	(13%)	$(435,000)	(7%)
     The $763,000 improvement in 2007 versus 2006 is made up of a decrease in cash expenses of approximately $838,000, partially offset by an increase in non-cash expenses of $75,000. The decrease in cash expenses consisted of $948,000 reduction for people costs which reflected headcount reductions principally in the PocketScript area of the business. This decrease was partially offset by increases in non-people cash expenses, principally for costs associated with electronic data processing. Those expenses consisted of miscellaneous hardware and related components and software license fees paid to third-party service providers of $96,000 and other sundry expenses of $14,000. The increase in non-cash expenses consists of depreciation expense of $121,000, which is due principally to a higher percentage of total depreciation expense being allocated to research and development expense in 2007 than 2006 totaling approximately $184,000, partially offset by other certain fixed assets becoming fully depreciated and decreases in non-cash commissions and stock-based compensation expense.
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
     The Company expects research and development expenses in 2008 to increase slightly over the 2007 expense levels as a result of a customer contract that requires additional or new features to the e-Prescribing service for that customer, as well as an overall increase in research and development activities planned for both product lines.

Selling, General and Administrative Expenses
     Selling, general and administration expenses decreased 23% for 2007 when compared to 2006. The general trend of reduced selling, general and administrative expenses began in 2005 and continued in 2006 and 2007 as the Company consolidated various marketing initiatives in 2005 from previously acquired companies, divested previously acquired companies, and concentrated its efforts to reduce overall company spending. These efforts to reduce overall company spending included the 2006 reduction in workforce and actions taken to lower non-people costs. These reductions have been offset in part by the addition of share-based compensation costs related to employee and non-employee stock options in 2006 (see Note 4 to the consolidated financial statements). The general trend of reduced expenses throughout 2005, 2006 and the early part of 2007 was a product of a number of cost reduction initiatives executed by the Company. For 2008, the Company believes selling, general and administrative expenses will increase slightly due to general inflationary pressures on cash expenses and increases in non-cash expenses, principally stock-based compensation.
     The following table sets forth a year-over-year comparison of the Company’s selling, general and administrative expenses:

				Variance		Variance
	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
Total selling, general and administrative expenses	$17,961,000	$23,188,000	$26,358,000	$(5,227,000)	(23%)	$(3,170,000)	(12%)
     The $5,227,000 improvement in selling, general, and administrative expense in 2007 versus 2006 is made up of $3,669,000 of cash expenses and $1,558,000 in non-cash expenses. The $3,669,000 cash expense decrease was split between people costs and non-people costs of $2,542,000 and $1,127,000, respectively. People costs decreased due to lower headcount. The significant contributors in lower non-people cash expenses were a reduction in occupancy costs of $400,000, primarily due to both a change in allocation for IT services (whereby approximately $314,000 of previously unallocated expense was distributed in 2007 to the research and development and the cost of revenues categories), and also to a $134,000 improvement in telephone service costs; a reduction in professional fees of $358,000; a reduction in travel expenses of $332,000 due to reduced headcount; and a reduction in advertising and promotion of $333,000 due to budget cuts. The remaining decreases in non-people cash expense resulted from cost reductions spread across the following expense categories: bad debts, dues and licenses, electronic data processing costs, business insurance and stockholder expense. These decreases in non-people cash expense were partially offset by an effective net increase in taxes of $358,000 resulting from 2006 recorded tax credits consisting principally of a 2006 Canadian tax GST tax refund of approximately $100,000 and of a $280,000 sales and use tax refund involving a prior year transaction with a third-party service provider.
     The $1,558,000 decrease in non-cash expense primarily relates to share-based compensation costs between periods, including a prior-period credit adjustment of $265,000 (see note 4 to the consolidated financial statements). The remaining decrease in share-based compensation costs is due to a greater portion of vesting stock options having been granted in 2006 and 2007 with a lower value because of the Company’s then-lower stock price.
     The $3,170,000 decrease in selling, general, and administration expense for 2006 versus 2005consists primarily of a $2,518,000 decrease in personnel costs and $652,000 in non-personnel costs. The principal reasons for the decrease in personnel costs are the divestitures of the MI/WI and Dr. Chart product lines in 2005 and the 2006 reduction in workforce. Personnel costs include salaries and wages, severance pay, contract labor, consulting services, benefits and recruitment. The decrease in non-personnel costs was due to $608,000 in various one-time tax expense reductions relating to state sales tax and international indirect tax refunds and a reduction of state sales and use tax accrued, $276,000 in reduced amortization costs of intangible assets associated with the divestitures of the MI/WI and Dr. Chart product lines in 2005, $1,230,000 decrease in various general administrative items such as external legal, accounting, shareholder-related expenses and insurance, $570,000 for reduced occupancy costs, $221,000 for depreciation expense resulting from certain fixed assets becoming fully depreciated, the 2005 divestitures previously mentioned and the effects of previously recorded impairments on certain fixed assets and $345,000 for reduced travel, partially offset by an increase of $2,419,000 in share-based compensation costs related to employee and non-employee stock options, a $113,000 increase in marketing and advertising costs and a $66,000 increase for all other sundry costs.

Customer Deposit Forfeiture
     In 2007, 2006 and 2005, the Company recorded $2,000,000, $1,000,000 and $960,000 reduction of certain operating expenses, respectively. These amounts represent forfeitures by sanofi-aventis of a customer deposit in accordance with a Master Services Agreement, which was entered into with sanofi-aventis for $4,000,000 on the same date as the MyDocOnline acquisition (see Note 12 to the consolidated financial statements), which pertained to the Company’s performance of various future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. Sanofi-aventis never requested the services and, thus, the $4,000,000 customer deposit was forfeited. The Company believes that the forfeitures of the deposit were most likely associated with a change in strategic direction that came about as a result of the merger between Sanofi and Aventis and the resulting change in personnel.
Gain/Loss on Sale of Product Lines
     In 2006, the Company recorded a gain of $53,000 resulting from the receipt of payments from MITEM, the purchaser of Dr. Chart in 2005, under the fully reserved note receivable issued by MITEM in partial payment for the Dr. Chart assets. The payments were recorded as a gain on the sale of the product line and reduced the overall loss on the sale of Dr. Chart to $4,698,000. Future gains could be recorded if MITEM makes any further payments on the promissory note. See Note 6 to the consolidated financial statements.
     In 2005, the Company recorded a net loss totaling $3,716,000 as a result of two separate product line-related dispositions:
•	On March 11, 2005, the Company sold its Web Inspector and Message Inspector product lines to CyberGuard Corporation. The total sales price was $3,626,000 consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments in 2005, which was subsequently paid in full. The net gain recognized on the sale of the Web Inspector and Message Inspector product lines was $1,035,000.

•	On September 30, 2005, the Company sold its Dr. Chart product line to MITEM. The total sales price was $700,000 consisting of $150,000 in cash and a note receivable in the original principal amount of $550,000, which was subject to adjustments at closing. The note was fully reserved due to the Company’s determination that collection was not reasonably likely given MITEM’s financial position, the early stages of its product development and the extended payment terms of the note. The Company recognized a net loss on the sale of Dr. Chart of $4,751,000.
     The sales of Web Inspector and Message Inspector and Dr. Chart are further discussed in Note 6 to the consolidated financial statements.
Asset Impairment Charge
     In 2006 and 2005, the Company recorded impairment charges of $125,000 and $288,000, respectively, on fixed assets that were not being utilized and which had no perceived future value other than estimated market value. These assets were not disposed of and, theoretically, could be utilized by the Company in the future; however, the Company concluded that the fixed assets should be recorded at the estimated market value.
Loss on Impairment of Operating Lease
     On April 11, 2007, the Company subleased its leased premises located in Mason, Ohio, which it was no longer occupying. The term of the sublease agreement coincides with the Company’s original lease. The Company will continue to record rent expense throughout the sublease period commencing in April 2007 in the amounts of $79,000, $107,000 and $90,000 for years 2007, 2008 and 2009, respectively. These expenses will be partially offset by the receipt of sublease payments totaling $32,000, $79,000, and $65,000 in years 2007, 2008, and 2009, respectively and recorded to other income. Sublease payments received in 2007 totaled, $32,000.

Interest Expense
     Interest expense for 2007, 2006 and 2005 was $171,000, $1,126,000 and $6,848,000, respectively, and consisted of the following:

	Stated			Financing		Total
	Interest on	Discount	Premium	Cost	Warrants	Interest
	Notes	Amortization	Accretion	Amortization	Issued	Expense
2007
Promissory note payable*	60,000	88,000	—	—	—	148,000
Short-term promissory notes	9,000	—	—	—	—	9,000
Capital leases and other	14,000	—	—	—	—	14,000

Total interest expense	$83,000	$88,000	$—	$—	$—	$171,000

2006
Convertible promissory notes payable	$185,000	$354,000	$—	$122,000	$10,000	$671,000
Promissory note payable*	—	435,000	—	—	—	435,000
Short-term promissory notes	11,000	—	—	—	—	11,000
Capital leases and other	9,000	—	—	—	—	9,000

Total interest expense	$205,000	$789,000	$—	$122,000	$10,000	$1,126,000

2005
Convertible promissory notes payable	$1,152,000	$3,909,000	$500,000	$816,000	$47,000	$6,424,000
Promissory note payable*	—	386,000	—	—	—	386,000
Short-term promissory notes	7,000	—	—	—	—	7,000
Capital leases	31,000	—	—	—	—	31,000

Total interest expense	$1,190,000	$4,295,000	$500,000	$816,000	$47,000	$6,848,000

     Interest expense decreased $955,000 in 2007 when compared to 2006. The reduction in interest expense is attributable to the restructuring of the sanofi-aventis note in early 2007 and payment-in-full of the note in December 2007. The decrease in interest expense from 2005 to 2006 of $5,722,000 is attributable to the retirement of the Company’s $20,000,000 convertible promissory notes in the second half of 2005 and first half of 2006 (See Note 13 to the consolidated financial statements).

*	For the sanofi-aventis note payable, both the original note and restructured note (see Note 13 to the consolidated financial statements).
Investment and Other Income
     Investment and other income was $640,000, $925,000 and $776,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in 2007 versus 2006 was primarily due to the Company’s lower cash balances in 2007. The increase in 2006 over 2005 is attributable to higher interest rates earned on cash balances.
Gain on Valuation of Derivative Liabilities
     On April 5, 2006, the Company sold 9,930,000 shares of common stock and 5,958,000 warrants to various investors (see Note 14 to the consolidated financial statements). Due to certain terms included in the private placement and as explained in Note 14 to the consolidated financial statements, some elements of the transaction were recorded as derivative liabilities and were revalued each quarter with the change in value being recorded as a gain or loss on the consolidated statements of operations. For the year ended December 31, 2006, the Company recorded gains of $4,043,000 on the quarterly revaluation of the derivative liabilities.
     On December 21, 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements which caused the Company to prospectively adjust its accounting for the derivative liabilities relating to the 2006 private placement. Based on EITF 00-19-2, the Company reversed $4,029,000 of the gains originally recorded in the second and third quarters of 2006 through a cumulative adjustment to the September 30, 2006, accumulated deficit (see Note 14 to the consolidated financial statements).

Income Taxes
     The income tax benefit on the loss from continuing operations in 2007, 2006 and 2005 is different from the U.S. statutory rate of 34%, primarily due to unbenefitted U.S. losses. The Company’s $181,000 income tax expense for 2007, the $60,000 income tax benefit for 2006 and the income tax expense of $89,000 for 2005 represent non-U.S. taxes resulting from the operations of the Company’s Canadian subsidiary and state income taxes. The Company has fully reserved its U.S. net deferred tax assets in 2007, 2006 and 2005 due to the uncertainty of future taxable income. The 2006 benefit related to the Canadian subsidiary and resulted primarily from the application for and acceptance of certain scientific research and experimental development claims for years 2004 and 2005 not originally reflected in the respective, annual accrued tax liabilities.
     Currently, the Company’s net operating loss carryforwards do not have limitations due to ownership changes, as defined by Section 382 of the Internal Revenue Code. However, future ownership changes may limit the Company’s ability to fully use the net operating loss carryforwards against any future taxable income.
     As of January 1, 2007, the Company adopted the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” The current Company policy classifies any interest paid due to an underpayment of income taxes as interest expense and classifies any statutory penalties paid as selling, general and administrative expense. There was an immaterial amount of interest expense recognized related to income taxes for the twelve months ended December 31, 2007. There was an immaterial amount of selling, general and administrative expense recognized for the same periods. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2007, or during the prior three years under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.
     Prior to the adoption of FIN 48, the Company had recorded a $400,000 tax contingency liability. This amount has remained unchanged under FIN 48.
Net Loss
     As a result of the foregoing, the Company experienced losses from continuing operations of $8,102,000 in 2007, $19,508,000 in 2006, and $43,596,000 in 2005.
     The following table summarizes the unusual components included in the net loss for these three years.

	Year Ended December 31,
	2007	2006	2005
Unusual Items:
(Gain) or Loss on sale of product lines:
Gain on sale of MI/WI	$—	$—	$(1,035,000)
Loss on sale of Dr. Chart	—	—	4,751,000
Customer deposit forfeiture	(2,000,000)	(1,000,000)	(960,000)
Asset impairment charge	—	125,000	288,000
Loss on impairment of operating lease	100,000	—	—
Gain on derivatives	—	(4,043,000)	—
Loss on extinguishment of convertible debt	255,000	871,000	1,283,000

Total unusual items	$(1,645,000)	$(4,047,000)	$4,327,000

     Additionally, the Company’s net loss in 2005 included interest expense of $6,848,000. As explained previously, a significant amount of the 2005 net loss included items which are non-recurring after December 31, 2005, such as the amortization of the beneficial conversion feature from the debt restructuring. By comparison, the interest expense in 2007 was $171,000, and in 2006 was $1,126,000.

Liquidity and Capital Resources
Overview
     Due to the Company’s history of operating spending being in excess of customer receipts, liquidity has been and continues to be an item of particular focus for the Company’s management. Essential to liquidity is the ability of the Company to meet its obligations as they become due and in the ordinary course of business. The Company believes it has adequate resources and liquidity to sustain operations for the next twelve months as further detailed below. However, the Company operates in only two markets, both of which are still developing and emerging which makes predicting future cash flows difficult.
     Since 2004, the Company has focused on growing its “core” businesses of Email Encryption and e-Prescribing and reducing its operating expenses structure when compared to prior years. Both of these strategies were aimed at enabling the Company to become cash flow break-even in the near-term. These initiatives have continued into 2007 and the Company concluded calendar year 2007 with no short-term or long-term indebtedness for borrowed monies.
     The Company has total contractual obligations over the next year of $1,220,000 and $3,342,000 over the next three years consisting of various office lease contracts (see Note 18 to the consolidated financial statements). Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
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
     Operationally, the future cash flow of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “new first year orders”) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	Additional payor sponsorship of the e-Prescribing service to physicians by new or existing insurance payors;

•	Successful adoption and usage of the e-Prescribing service by physicians;

•	Retention of the users (physicians) of the e-Prescribing service as indicated by subscription renewals;

•	Future transaction fees (or related fees) associated with the use of the e-Prescribing service; and

•	Our ability to increase business volume with reasonable cost increases.
     Email Encryption — The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. In 2007 and 2006, cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption. The Company achieved the cash flow positive state by keeping costs relatively flat while continuing to book new first-year orders (approximately $5,500,000 in 2007 and $4,700,000 in 2006), as well as maintaining a high customer renewal rate of existing customers whose initial contracted service period had expired. This rate has consistently remained above 95% for years 2007, 2006 and 2005. The Company expects the Email Encryption business to continue generating cash receipts in excess of its specific operating costs in 2008 and beyond assuming continued addition of new subscribers at historical rates and maintaining consistent subscriber renewal rates.
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
     At the end of 2007, the Company had eight insurance payors under contract. The Company is currently staffed to deploy in excess of 400 units per quarter and has a backlog of approximately 280 sponsored, but not yet deployed units, which is less than the Company’s backlog of 1,750 units at December 31, 2006. In 2007, the Company deployed approximately 1,950 units. However, not all users to whom the e-Prescribing service is deployed become active. Based on current trends, the Company believes that between 60%-70% of the users deployed in 2007 will ultimately become active users. As of December 31, 2007, the Company had approximately 3,300 active prescribers using the service. Additionally, the Company continues to experience some attrition in its deployed and active user base. As a result of these experiences, the Company continues to review and target changes to its contracts, recruiting and training strategy in an effort to increase active rates.
     Most prescriber user contracts renew on an annual basis. Further, the Company’s payor contracts typically specify that individual physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, Blue Cross and Blue Shield of Massachusetts has renewed the service for their qualified active users for a fourth year; and six of the Company’s other seven payors have also agreed to pay for some or all of the subscription fee for active users. (The sponsorship associated with the remaining payor, United Healthcare Services, Inc., was signed in the second half of 2007, and their deployed users are not yet due to renew). For those users that do not meet the required activity level for continued sponsorship by their particular payor, the Company attempts to contract directly with the individual user or medical practice.
     The number of active users required to cover both fixed and variable costs for the e-Prescribing business will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. The total transaction and usage-based fees recognized as revenue during 2007 were $1,875,000 compared to $1,145,000 in 2006. The Company has a contract with a payor that provides for a shared savings arrangement measured by improvement in physician-user prescribing behavior. The Company has also signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. While increasing the number of active users should increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. The Company is now focused on securing new transaction fees from existing and new payor customers that sponsor e-prescribing programs, as well as other non-sponsoring payors that have insured members visiting doctors that already use the PocketScript service (via a sponsorship arrangement from another competing payor). In most cases, there are multiple payors in each market and those additional non-sponsorship payors are viewed as potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     Finally, possible sources for further transaction fees include parties who could benefit from a real-time, electronic connectivity with PocketScript users. For example, the Company is piloting a disease management program with one of its payors which alerts physicians through the e-Prescribing service that a patient may be eligible for enrollment. In the future, disease management companies might be a source of additional fees. Additionally, the Company currently has contracts under which it earns fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefit managers (PBM).
     The Company continues to closely monitor developments in the e-Prescribing market and will adjust spending in that area commensurate with expected future returns. The extent and timing of the Company’s success (or lack thereof) in the e-prescribing market will have significant impact on liquidity. The extent to which the Company views the e-prescribing market as attractive for investment will determine the Company’s willingness to fund additional operational cash losses if required. The Company believes it has the ability to adjust overall cash spending to react to shortfalls in projected cash.

Sources and Uses of Cash Summary
     Ending cash, cash equivalents and marketable securities on December 31, 2007, were $12,258,000 versus $12,783,000 on December 31, 2006. These balances exclude restricted cash of $25,000 at December 31, 2007, and $35,000 at December 31, 2006. The restricted cash is not available for operations because of restrictions placed on that cash and resulting from a single placement of cash in a collateral account used to secure one of the Company’s operating leases.
     The following table shows various sources and uses of operating cash for 2007 and 2006.

	Twelve Months	Twelve Months
	Ended	Ended	Variance for
	December 31,	December 31,	the twelve
	2007	2006	month period
Operating Cash Receipts	$29,954,000	$20,551,000	$2,586,000
Operating Cash Receipts (Products divested in 2005)	—	5,000	(5,000)
Net Operating Cash Spending	(31,397,000)	(37,234,000)	12,654,000

Net Cash Used by Operating Activities	$(1,443,000)	$(16,678,000)	$15,235,000

     For calendar year 2007, the net cash used by operating activities improved $15,235,000 over the comparable period in 2006. Overall, the Email Encryption Service yielded positive cash flow from operations while e-Prescribing had negative cash flow from operations. Cash flow from operations is a management measurement computed from total cash receipts minus cost of revenues and direct costs, but excluding total unallocated expense/income. Email Encryption has seen year-on-year improvement in cash flow because of continued growth in new subscriptions and its high rate of customer renewals. The Company anticipates that year-on-year Email Encryption cash flow improvement should continue as long as new subscriptions and the rate of customer renewals are sustained. The emerging nature of the e-Prescribing market makes the expected cash usage for the Company’s e-Prescribing service in the next twelve months less predictable. Improved cash utilization for the e-Prescribing service is dependent upon securing new or the expansion of existing payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction and performance-based fees.
     As reported in the consolidated statements of cash flows, net cash flows used by investing activities was $3,155,000 for the year ended December 31, 2007, compared to net cash flows provided by investing activities of $3,914,000 for the comparable period in 2006. Of these respective yearly totals, $1,431,000 and $1,239,000 were used to purchase various computing equipment primarily to satisfy customer contracts. Most prevalent are purchases of computer servers for the Email Encryption business, which are required to deliver the Company’s services. The other significant activity event included in the total net cash flows used by investing activities for the year ended December 31, 2007, was the purchase of marketable securities totaling $1,734,000. This balance relates primarily to a Letter of Credit in the amount of $1,675,000, issued in favor of sanofi-aventis as security for a $1,600,000 promissory note issued in the first quarter of 2007 by the Company and subsequently paid in 2007 (see Note 13 to the consolidated financial statements). Included in the total net cash flows provided by investing activities for the year ended December 31, 2006, was $5,100,000 of restricted cash, which became unrestricted upon the payment of the convertible promissory note payable in June 2006, and $53,000 of proceeds from the prior year sale of the Dr. Chart product line (See Note 6 to the consolidated financial statements).
     Included in the total net cash flows from investing activities for 2005 was $16,000,000 of cash proceeds from sales of marketable securities, $5,239,000 of cash released from restricted cash accounts and $3,262,000 of net cash received from the sale of product lines. These inflows were partially offset by the purchases of property, plant and equipment of $1,734,000.
     Net cash provided by financing activities for the year ended December 31, 2007, was $2,339,000 compared to net cash provided by financing activities of $5,307,000 for 2006. The total for 2007 consists of $4,194,000 in proceeds from the exercise of warrants and stock options, partially offset by debt-related payments of $1,600,000 on the restructured promissory note in favor of sanofi-aventis (see Note 13 to the consolidated financial statements) and $255,000 relative to an eleven-month note payable to Cananwill, Inc., to finance the Company’s 2007 commercial insurance requirements. Net cash provided by financing activities in 2006 reflects $10,964,000 of net proceeds from the Company’s April 2006 private placement transaction, partially offset by assorted debt payments of $5,200,000 relating to the Company’s convertible debt at that time and $457,000 for payments made on other various note payables.
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
     Backlog — The Company’s end-user order backlog of $31,792,000 is comprised of contractually bound customer agreements that are expected to be amortized into revenue as services are provided in the future. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of $16,103,000 of deferred revenue that has been billed and paid and $15,689,000 that has either not yet been billed or has been billed, and not collected in cash as of December 31, 2007. The Company estimates that approximately half of the amount not yet billed will be billed in the next twelve months.
     Email Encryption growth and retention — The Company collected cash receipts of $23,100,000 in the twelve months period ending December 31, 2007. The Company estimates cash receipts from Email Encryption in the next twelve months will be approximately $25,600,000. The Company assumes it will collect contractually billed amounts, experience continued high renewal rates and continue to add new first-year orders in the range of the new first-year orders demonstrated in 2007, experience continued growth in its indirect channels to market and experience continued customer prepayments on some multiple-year contracts. The Company believes that the anticipated increase in cash receipts can be achieved with minimal additional costs.
     e-Prescribing growth and retention — The Company’s go-to-market model in e-Prescribing has been to contract with healthcare payors who pay the Company to provide service to physicians for at least one year. The Company continues to believe this model is the most cost effective method of pursuing the market at this time. The Company has demonstrated selling and deployment success with this model with eight major insurance payors. The Company’s current list price for the first year of the service is $2,000, which includes twelve months of service as well as set up fees, and a $600 per year fee for service in subsequent years. The Company currently has a usage-based arrangement with one of its payors that provides for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior. In light of the relatively low margins on installation and service during the initial year of deployment, the Company’s ability to promote high utilization rates for each prescriber, and thus, to increase the likelihood of renewals and the generation of transaction fees, is a key aspect of the Company’s cash flow breakeven plan for its e-Prescribing business.
     e-Prescribing transaction and performance-based fees — The Company’s go-to-market model in e-Prescribing also involves securing additional contracts where customers pay for various transactions that occur through the e-Prescribing service. For example, the Company has signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. The Company also has a contract with a payor that provides for a shared savings payment arrangement measured by improvements in prescribing behavior. Further, in most cases, there are multiple healthcare payors in each market and those additional non-sponsorship payors are viewed as potential sources for additional fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.

     Possible sources for further transaction fees include parties who could benefit from a real-time, electronic connectivity with PocketScript users. For example, the Company is piloting a disease management program with one of its payors which alerts physicians through the e-Prescribing service that a patient may be eligible for enrollment. In the future, disease management companies might be a source of additional fees. Additionally, the Company currently has contracts under which it earns fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefit managers (PBM).
     The number of prescriptions written using the PocketScript service and thus transmitted through the ZixData Center has been growing on a year-over-year basis. In 2007, the Company transacted approximately 7,400,000 prescriptions compared to 5,300,000 prescriptions in 2006. The Company is investing greater sales effort and post-deployment attention to maximizing utilization in order to maximize future revenue potential both through renewals and transaction fees.
     Securing further transaction and performance-based revenue streams in excess of those currently under contract will be required so that the previously discussed targeted range of 10,000 to 12,000 active physician will provide returns in excess of fixed costs of providing the e-Prescribing service.
Cash Requirements
     The Company goal over the next twelve months is to achieve net cash flow break-even from operations. However, unforeseen opportunities in the markets we serve, could call for increased investments delaying this cash flow breakeven point.
     The Company’s cash requirements consist principally of the Company’s contractual commitments; funding its relatively flat operating cost structure; capital expenditures; and any new contractual commitments. Capital expenditures involve primarily computer equipment to support new Email Encryption customer orders and, over time, ongoing refurbishment of the data center and customer-located Email Encryption computer equipment. The Company’s cash requirements beyond contractual commitments are primarily aimed at continued investment in the e-Prescribing business for both research and development and working capital requirements.
     The Company has acquisition costs associated with adding subscribers to both the Email Encryption and e-Prescribing services. For Email Encryption, the costs are primarily selling and marketing, while for e-Prescribing the costs are primarily recruitment and deployment related, including hardware device costs. In the first year of the service, the Company generally targets fees from the payor customer that cover the majority of the incremental acquisition costs. After the first year of service, different fee structures come into play and the incremental cost to support customers decreases significantly. Specifically, the fee structure in the second year of the contract and beyond consists of an annual subscription fee and transaction fees (or the equivalent) from various sources. The ePrescribing business model requires that the combination of the annual subscription fee and the transaction fees (or the equivalent) significantly exceed the customer support expense in the second and subsequent years of service to a prescriber. To the extent that these fees exceed the customer support expense in the second and subsequent years of service, ePrescribing related fixed costs will be offset and profitability will be achieved. It should be noted that net cash contributions from transaction-based fees are high relative to the incremental costs to generate these fees. In 2007, the Company deployed the e-Prescribing service to approximately 1,950 prescribers for a quarterly average of approximately 490 deployments. Future quarters with deployments greater than these quantities will equate to greater variable costs, the major of which will be offset in the first year of the service with greater cash receipts from the sponsors. Conversely, lower deployments would result in lower variable costs and lower cash receipts.
     The Company is projecting its operating spending to be approximately $32,660,000 inclusive of capital equipment purchases for the next twelve months from December 31, 2007. This projection is based on the Company’s organization size after taking into account forecasted order and deployment rates and the annualized operating spending level. As noted earlier, if unforeseen market opportunities materialize, the Company may revise its projected spending level as a result of management’s election to invest to capitalize on these opportunities.

Liquidity Summary
     Based on cash-flow projections, supported by low contractual future spending commitments, historically high customer renewals and continued growth in the Email Encryption Service consistent with past rates, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and total cash on hand, the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months. On December 31, 2007, the total for cash, cash equivalents, marketable securities and restricted cash equaled $12,283,000. The Company’s goal is to be cash flow positive for the six month period ending June 30, 2008. For the balance of 2008, the Company’s ability to achieve cash flow break-even from operations depends on whether business opportunities arise which require the Company to invest working capital resources in one or more lines of business. For example, management may elect to increase its research and development spending to fund new functionality and services. Also, a significant increase in newly contracted deployments for the e-Prescribing service, beyond those deployment levels already forecasted, could increase the spending rate in 2008 because of the significant, upfront variable costs associated with establishing the service for new subscribers.
     The Company has in the past expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the recent low price of the Company’s common stock. In light of the more recent increased price of the Company’s common stock, the Company may entertain raising capital for the purpose of funding new product or service development requirements and working capital requirements needed to fund any significant increase in newly contracted deployments for the e-Prescribing service, beyond those deployment levels already forecasted.
     There are no assurances that the Company will ultimately achieve or achieve in a timely manner its desired improvements in liquidity. Should business results not occur as projected, the Company may not achieve its cash flow projections. As a result, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings (as mentioned above) or a combination of these actions to achieve its December 31, 2008, total cash goal. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary.
Options and Warrants of ZixCorp Common Stock
     The Company has significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of December 31, 2007. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in
	Outstanding	Outstanding	outstanding	Total Value of
Exercise Price Range	Shares	Shares	shares)	Vested Shares
$1.21 - $1.99	7,018,085	$10,864,000	5,629,143	$8,758,000
$2.00 - $3.49	4,942,106	14,753,000	4,427,972	13,318,000
$3.50 - $4.99	4,036,067	18,069,000	2,580,976	11,141,000
$5.00 - $5.99	600,354	3,048,000	600,354	3,048,000
$6.00 - $8.99	1,022,715	6,539,000	1,022,715	6,539,000
$9.00 - $19.99	1,266,495	13,474,000	1,266,495	13,474,000
$20.00 - $57.60	1,087,695	58,960,000	1,087,695	58,960,000

Total	19,973,517	$125,707,000	16,615,350	$115,238,000

Off-Balance Sheet Arrangements
     None.

Contractual Obligations and Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of December 31, 2007:

	Payments Due by Period
	Total	< 1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$6,749,000	$1,220,000	$2,122,000	$1,855,000	$1,552,000
     ZixCorp has not entered into any material, non-cancelable purchase commitments at December 31, 2007.
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,743,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for ZixCorp’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, ZixCorp is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.
             In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”)  110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not believe that it faces material market risk with respect to its cash, cash equivalents and restricted cash investments, which totaled $10,549,000 and $12,818,000 at December 31, 2007 and 2006, respectively. The Company held $1,734,000 in marketable securities as of December 31, 2007, and held no marketable securities as of December 31, 2006.
     The Company has no outstanding debt as of December 31, 2007.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.
     The Company’s internal control over financial reporting as of December 31, 2007, has been audited by Whitley Penn LLP, an independent registered public accounting firm. Whitley Penn LLP’s report on the Company’s internal control over financial reporting appears below.
Changes in Internal Controls over Financial Reporting
     During the three months ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zix Corporation
We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and our report dated March 14, 2008, expressed an unqualified opinion on those consolidated financial statements.
/s/ WHITLEY PENN LLP
Dallas, Texas
March 14, 2008

Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Certain of the information required by this Item is incorporated by reference from the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee,” in the Company’s 2008 Proxy Statement.
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
Item 11. Executive Compensation
     The information required by this Item, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s 2008 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference from the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information” in the Company’s 2008 Proxy Statement.
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence” in the Company’s 2008 Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated by reference from the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in the Company’s 2008 Proxy Statement.
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

     (a)(3) Exhibits

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	—	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

4.1	—	Specimen certificate for common stock of Zix Corporation. Filed as Exhibit 4.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

4.2	—	Form of Warrant, dated June 24, 2003, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation (issued in connection with a $5.25 million financing in 2003). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.3	—	Warrant to purchase 166,667 shares of common stock of Zix Corporation re-issued to Iroquois Master Fund, Ltd., dated December 17, 2007, which was originally issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004 and filed as Exhibit 4.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.4	—	Warrant to purchase 108,964 shares of common stock of Zix Corporation re-issued to Iroquois Master Fund, Ltd., dated December 17, 2007, which was originally issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004 and filed as Exhibit 4.2 to Zix Corporation’s Report on Form 8-K dated December 29, 2006, and incorporated herein by reference.

4.5	—	Form of Common Stock Purchase Warrant, dated as of November 2, 2004, issued by Zix Corporation to Omicron Master Trust and Amulet Limited issued in connection with a $20 million convertible note financing in 2004). Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.6	—	Form of Amended and Restated Common Stock Purchase Warrant to purchase shares of Zix Corporation issued to Omicron Master Trust and Amulet Limited, dated as of July 22, 2005 (excluding exhibits) issued in connection with a $20 million convertible note financing in 2004). Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.7	—	Form of Warrant, dated August 9, 2005, to purchase shares of Common Stock of Zix Corporation (including appendices) (issued in connection with a $26.3 million private placement in 2005). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated August 9, 2005, and incorporated herein by reference.

4.8	—	Warrant, dated September 30, 2005, issued to Zix Corporation by MITEM Corporation and exercisable for 400,000 shares of common stock of MITEM Corporation issued in connection with the sale of the Dr. Chart assets in 2005. Filed as Exhibit 2.3 to Zix Corporation’s Current Report on Form 8-K, dated October 5, 2005, and incorporated herein by reference.

4.9	—	Form of Warrant, as of April 6, 2006, to purchase approximately 5.9 million shares of Common Stock of Zix Corporation (issued to various purchasers in connection with an $11.8 million private placement in 2006). Filed as Exhibit 4.2 to Zix Corporation’s Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

4.10	—	Warrant, dated February 22, 2007, to purchase 145,853 shares of Common Stock issued by Zix Corporation to sanofi-aventis, U.S. Inc. issued in connection with the exchange of a promissory note and issuance of a $1.6 million promissory note. Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

Exhibit
Number		Description
4.11	—	Registration Rights Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (issued in connection with the $5.75 million financing). Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.12	—	Registration Rights Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script, L.L.C. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated July 23, 2003, and incorporated herein by reference.

4.13	—	Registration Rights Agreement, dated September 2, 2003, between Zix Corporation and Elron Software, Inc. Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated September 4, 2003, and incorporated herein by reference.

4.14	—	Registration Rights Agreement, dated January 30, 2004, by and among Zix Corporation, Aventis Inc., a Pennsylvania corporation, and Aventis Holdings Inc., a Delaware corporation. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

4.15	—	Form of Registration Rights Agreement, dated as of November 2, 2004, by and between Zix Corporation and the Investors named therein (issued in connection with a $20 million convertible note private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.16	—	Form of Amended and Restated Registration Rights Agreement by and between Zix Corporation and the Investors (excluding exhibits) (issued in connection with a $20 million convertible note private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.17	—	Securities Purchase Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (including schedules but excluding exhibits) in connection with a $5.75 million financing in 2003). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.18	—	Securities Purchase Agreement, dated as of August 9, 2005, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (including schedules, appendices and exhibits) (issued in connection with a $26.3 million private placement in 2005). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K/A, dated October 21, 2005, and incorporated herein by reference.

4.19	—	Securities Purchase Agreement, dated as of April 4, 2006, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (in connection with an $11.8 million private placement in 2006). Filed as Exhibit 4.1 to Zix Corporation’s Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

4.20	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits) in connection with a $20 million convertible note financing in 2004). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.21	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits) in connection with a restructuring of the $20 million convertible note financing in 2004. Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.22	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits) in connection with a $20 million convertible note financing in 2004. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.23	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits) in connection with a restructuring of the $20 million convertible note financing in 2004. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

Exhibit
Number		Description
10.1†	—	1990 Stock Option Plan of Zix Corporation (Amended and Restated as of September 1999). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

10.2†	—	1992 Stock Option Plan of Zix Corporation (Amended and Restated as of August 2000). Filed as Exhibit 10.2 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.3†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.4†	—	1996 Employee Stock Purchase Plan of Zix Corporation (Amended and Restated as of July 1, 2000). Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.5†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.6†	—	Zix Corporation 2001 Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.6 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.7†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.5 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.8†	—	Zix Corporation 2003 Stock Compensation Plan (Amended and Restated in October 2003). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

10.9†	—	Zix Corporation’s 2003 New Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.4 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.10†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.3 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.11†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.12†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.14†	—	Zix Corporation 2005 Stock Compensation Plan (Amended and Restated as of June 13, 2006) Filed as Exhibit 10.2 to Zix Corporation’s Current Report on Form 8-K, filed June 14, 2006, and incorporated herein by reference.

10.13†	—	Zix Corporation 2006 Directors’ Stock Option Plan (Amended and Restated as of June 13, 2006) Filed as Exhibit 10.12 to Zix Corporation’s Current Report on Form 8-K, filed June 14, 2006, and incorporated herein by reference.

10.15†	—	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.2 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.16†	—	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

Exhibit
Number		Description
10. 17†*	___	Form of Stock Option Agreement (with “acceleration event” provision) for Zix Corporation Stock Option Plans and applicable to option agreements held by the Company’s chief executive officer and direct reports.

10.18	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.19	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.20†	—	Stock Option Agreement, dated February 24, 2004, between Zix Corporation and Richard D. Spurr, covering 650,000 shares at $10.80 exercise price per share. Filed as Exhibit 10.15 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.21†	—	Stock Option Agreement, dated November 17, 2004, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $6.00 exercise price per share. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.22†	—	Stock Option Agreement, dated March 23, 2005, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $3.78 exercise price per share. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

10.23†	—	Stock Option Agreement, dated March 2, 2006, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $4.00 exercise price per share. Filed as Exhibit 10.25 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.24†*		Stock Option Agreement, dated December 18, 2006, between Zix Corporation and Richard D. Spurr, covering 400,000 shares at $1.50 exercise price per share.

10.25†*		Stock Option Agreement, dated December 20, 2007, between Zix Corporation and Richard D. Spurr, covering 400,000 shares at $4.87 exercise price per share.

10.26†	—	Form of Zix Corporation Stock Option Agreement between Zix Corporation and Ronald A. Woessner. Filed as Exhibit 10.19 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.27†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.28†	___	Form of Stock Option Agreement for Zix Corporation 2006 Directors’ Stock Option Plan. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.29	___	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.30	___	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.31†		Severance Agreement, dated December 10, 2007, between Zix Corporation and Richard D. Spurr. Filed as Exhibit 10.1 to Zix Corporation’s Report on Form 8-K, dated December 11, 2007, and incorporated herein by reference.

10.32†	—	Severance Agreement, dated February 25, 2002, between Zix Corporation and Ronald A. Woessner. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

10.33†	—	Form of Severance Agreement between Zix Corporation and certain executive officers. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by reference.

Exhibit
Number		Description
10.34†*	—	Severance Agreement, amended and restated as of March 10, 2008, between Zix Corporation and Barry W. Wilson.

10.35†*	___	Form of Separation Pay Agreement between Zix Corporation and certain executive officers.

10.36†	___	Description of 2007 Management Variable Compensation Plan. Filed as Exhibit 10.7 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.37†*	___	Description of 2008 Management Variable Compensation Plan.

10.38†*	—	Description of Compensation for Members of Zix Corporation Board of Directors.

10.39	—	Lease Agreement, dated December 29, 2003, between Zix Corporation and 7-Eleven, Inc. (excluding exhibits) (relating to Zix Corporation’s Dallas, Texas facilities). Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.40	—	Office Lease Agreement, dated February 28, 2005, between Gateway Rosewood, Inc. and Zix SCM, Inc. (relating to Zix Corporation’s Burlington, Massachusetts facility). Filed as Exhibit 10.26 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.41	—	Lease Agreement, dated November 27, 2000, between MyDocOnline, Inc. and Ft. Round Rock Ltd. and related Amendments No. 1 and No. 2 (excluding exhibits) (relating to Zix Corporation’s Austin, Texas facility). Filed as Exhibit 10.27 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.42	—	Amendment No. 3 to Lease Agreement, dated November 27, 2000, between MyDocOnline, Inc. and Ft. Round Rock Ltd., as amended (relating to Zix Corporation’s Austin, Texas facility). Filed as Exhibit 10.28 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.43	—	Facilities Service Agreement, entered into as of June 25, 2003, by and between Collocation Solutions, LLC and Zix Corporation (excluding schedule and exhibit). Filed as Exhibit 10.33 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.44	—	Lease, dated March 9, 2004, between Duke Realty Ohio and PocketScript, Inc. (excluding exhibits) (relating to Zix Corporation’s Mason, Ohio facility). Filed as Exhibit 10.34 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.45	—	Sublease Agreement between ZixCorp Canada, Inc. and Intelligent Photonics Control Corp., dated May 20, 2005 (relating to Zix Corporation’s Ontario, Canada facility). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference.

10.46	—	Amendment and Confirmation of Sublease, dated February 27, 2006, amongst Elk Property Management Limited (Landlord), Intelligent Photonics Control Corp. (Tenant), 6447309 Canada Inc. (Assignee), ZixCorp Canada, Inc. and Zix Corporation (excluding schedules). Filed as Exhibit 10.40 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.47	—	Sublease, dated as of July 20, 2006, between ZixCorp Canada, Inc., as Tenant, and Peleton Photonic Systems, Inc., as Subtenant. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, and incorporated herein by reference.

10.48	—	Letter of Agreement dated September 12, 2006 between MITEM Corporation and Zix Corporation. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, and incorporated herein by reference.

Exhibit
Number		Description
16.1	—	Letter From Deloitte & Touche LLP to the SEC. Filed as Exhibit 16.1 to Zix Corporation’s Current Report on Form 8-K, dated September 26, 2006, and incorporated herein by reference.

21.1*	—	Subsidiaries of Zix Corporation.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

23.2*	—	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche, LLP).

31.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company and Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on March 14, 2008.

ZIX CORPORATION
By:	/s/ BARRY W. WILSON
Barry W. Wilson
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zix Corporation
We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an unqualified opinion.
/s/ WHITLEY PENN LLP
Dallas, Texas
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Zix Corporation:
     We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Zix Corporation and subsidiaries (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 2006

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$10,524,000	$12,783,000
Marketable securities	1,734,000	—
Receivables, net	1,119,000	746,000
Prepaid and other current assets	1,545,000	2,178,000

Total current assets	14,922,000	15,707,000
Restricted cash	25,000	35,000
Property and equipment, net	2,297,000	2,404,000
Intangible assets, net	—	23,000
Goodwill	2,161,000	2,161,000
Deferred financing costs and other assets	69,000	36,000

Total assets	$19,474,000	$20,366,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$231,000	$221,000
Accrued expenses	3,064,000	3,079,000
Deferred revenue	12,606,000	8,388,000
Customer deposit	—	2,000,000
Short-term note payable	—	255,000
Promissory notes payable	—	2,661,000

Total current liabilities	15,901,000	16,604,000
Long-term liabilities:
Deferred revenue	3,497,000	2,496,000
Deferred rent	365,000	339,000

Total long-term liabilities	3,862,000	2,835,000

Total liabilities	19,763,000	19,439,000

Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 64,959,649 issued and 62,632,468 outstanding in 2007 and 61,966,020 issued and 59,638,839 outstanding in 2006	650,000	620,000
Additional paid-in capital	329,186,000	322,330,000
Treasury stock, at cost; 2,327,181 common shares in 2007 and 2006	(11,507,000)	(11,507,000)
Accumulated deficit	(318,618,000)	(310,516,000)

Total stockholders’ equity (deficit)	(289,000)	927,000

	$19,474,000	$20,366,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenues:
Services	$24,114,000	$18,358,000	$13,412,000
Hardware	—	—	443,000
Software	—	—	109,000

Total revenues	24,114,000	18,358,000	13,964,000
Costs and expenses:
Cost of revenues	10,866,000	12,552,000	14,194,000
Research and development expenses	5,322,000	6,085,000	6,520,000
Selling, general and administrative expenses	17,961,000	23,188,000	26,358,000
Customer deposit forfeiture	(2,000,000)	(1,000,000)	(960,000)
Net (gain) loss on sale of product lines	—	(53,000)	3,716,000
Asset impairment charge	—	125,000	288,000
Loss on impairment of operating lease	100,000	—	—

Total costs and expenses	32,249,000	40,897,000	50,116,000

Operating loss	(8,135,000)	(22,539,000)	(36,152,000)
Other income (expense):
Investment and other income	640,000	925,000	776,000
Interest expense	(171,000)	(1,126,000)	(6,848,000)
Gain on derivatives (see Note 14)	—	4,043,000	—
Loss on extinguishment of convertible debt	(255,000)	(871,000)	(1,283,000)

Total other income (expense)	214,000	2,971,000	(7,355,000)

Loss before income taxes	(7,921,000)	(19,568,000)	(43,507,000)
Income tax benefit (expense)	(181,000)	60,000	(89,000)

Net loss	$(8,102,000)	$(19,508,000)	$(43,596,000)

Basic and diluted loss per common share:	$(0.13)	$(0.34)	$(1.20)

Basic and diluted weighted average common shares outstanding	60,424,251	57,067,678	36,452,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance, January 1, 2005	34,584,406	$346,000	$269,406,000	$(11,507,000)	$(243,480,000)	$14,765,000
Issuance of common stock and related warrants upon private investment	10,503,862	105,000	24,096,000	—	—	24,201,000
Issuance of common stock upon exercise of warrants	1,209,712	12,000	2,076,000	—	—	2,088,000
Issuance of common stock upon exercise of stock options	10,833	—	28,000			28,000
Employee stock compensation expense	349,615	4,000	1,008,000	—	—	1,012,000
Common stock issued in lieu of cash redemption of convertible promissory notes	4,856,129	48,000	8,403,000	—	—	8,451,000
Common stock issued in lieu of cash payments for interest on convertible promissory notes	418,004	4,000	918,000	—	—	922,000
Valuation of additional anti-dilutive warrants issued upon private placement	—	—	153,000	—	—	153,000
Valuation of additional warrants issued upon retirement of convertible promissory notes payable	—	—	146,000	—	—	146,000
Revaluation of outstanding warrants resulting from restructure of convertible promissory note payable	—	—	(375,000)	—	—	(375,000)
Valuation of beneficial conversion feature resulting from the restructure of promissory note payable	—	—	2,518,000	—	—	2,518,000
Non-employee stock-based compensation	—	—	110,000	—	—	110,000
Other	—	—	(26,000)	—	—	(26,000)
Net loss	—	—	—	—	(43,596,000)	(43,596,000)

Balance, December 31, 2005	51,932,561	519,000	308,461,000	(11,507,000)	(287,076,000)	10,397,000
Issuance of common stock and related warrants upon private investment (net of issuance costs)	9,930,000	100,000	4,648,000	—	—	4,748,000
Common stock issued to employees for compensation in lieu of cash	82,196	1,000	156,000	—	—	157,000
Common stock issued in lieu of cash for third-party services	21,263	—	30,000	—	—	30,000
Employee share-based compensation costs through September 30, 2006	—	—	2,008,000	—	—	2,008,000
Valuation of additional warrants issued relating to the convertible promissory notes payable	—	—	50,000	—	—	50,000
Valuation of beneficial conversion feature in convertible promissory note resulting from the private placement of common stock	—	—	459,000	—	—	459,000
Valuation of additional anti-dilutive warrants issued upon private placement of common stock	—	—	74,000	—	—	74,000
Valuation of additional warrants issued upon retirement of convertible promissory note	—	—	6,000	—	—	6,000
Reversal of unamortized valuation of beneficial conversion feature upon retirement of convertible promissory note	—	—	(365,000)	—	—	(365,000)
Non-employee stock-based compensation through September 30, 2006	—	—	1,000	—	—	1,000
Net loss through September 30, 2006	—	—	—	—	(16,111,000)	(16,111,000)

Balance, September 30, 2006	61,966,020	620,000	315,528,000	(11,507,000)	(303,187,000)	1,454,000
Cumulative effect of change in accounting principle (see Note 14)	—	—	5,979,000	—	(3,932,000)	2,047,000
Employee share-based compensations costs, October 1 - December 31, 2006	—	—	800,000	—	—	800,000
Non-employee stock-based compensation, October 1 – December 31, 2006	—	—	23,000	—	—	23,000
Net loss, October 1 through December 31, 2006	—	—	—	—	(3,397,000)	(3,397,000)

Balance, December 31, 2006	61,966,020	620,000	322,330,000	(11,507,000)	(310,516,000)	927,000
Issuance of common stock upon exercise of stock options	145,689	1,000	541,000	—	—	542,000
Issuance of common stock upon exercise of warrants	2,147,940	22,000	3,630,000	—	—	3,652,000
Issuance of common stock upon restructure of promissory note payable	700,000	7,000	1,386,000	—	—	1,393,000
Employee share-based compensation costs	—	—	1,059,000	—	—	1,059,000
Non-employee stock-based compensation	—	—	205,000	—	—	205,000
Other	—	—	35,000	—	—	35,000
Net loss	—	—	—	—	(8,102,000)	(8,102,000)

Balance, December 31, 2007	64,959,649	$650,000	$329,186,000	$(11,507,000)	$(318,618,000)	$(289,000)

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(8,102,000)	$(19,508,000)	$(43,596,000)
Non-cash items in net loss:
Depreciation and amortization	1,578,000	2,754,000	4,104,000
Amortization of debt discount/premium, financing costs, and other	88,000	910,000	5,543,000
Valuation of additional warrants issued upon cash payment of convertible debt	—	10,000	47,000
Common stock issued to employees and non-employees in lieu of cash	—	187,000	—
Loss on extinguishment of debt	255,000	871,000	1,283,000
Gain on derivative liabilities (see Note 14)	—	(4,043,000)	—
Asset impairment charge	—	125,000	288,000
Employee stock based compensation expense	1,059,000	2,808,000	1,012,000
Common stock issued in lieu of cash interest payments	—	—	922,000
Non-employee stock-based compensation	205,000	24,000	110,000
Customer deposit forfeiture	(2,000,000)	(1,000,000)	(960,000)
Changes in deferred taxes	(33,000)	1,000	—
Net (gain)/loss on sale of product lines	—	(53,000)	3,716,000
Changes in operating assets and liabilities:
Accounts receivable	(373,000)	(597,000)	365,000
Prepaid and other assets	649,000	(9,000)	362,000
Accounts payable	(23,000)	(993,000)	51,000
Deferred revenue	5,219,000	2,536,000	2,628,000
Customer deposits	—	—	(8,000)
Accrued and other liabilities	35,000	(701,000)	(768,000)

Net cash used by operating activities	(1,443,000)	(16,678,000)	(24,901,000)
Investing activities:
Purchases of property and equipment	(1,431,000)	(1,239,000)	(1,734,000)
Purchases of marketable securities	(1,734,000)	—	—
Sales and maturities of marketable securities	—	—	16,000,000
Purchase of restricted cash investment	—	—	(35,000)
Proceeds from restricted cash investments	10,000	5,100,000	5,274,000
Proceeds from sale of product lines	—	53,000	3,262,000

Net cash (used in) provided by investing activities	(3,155,000)	3,914,000	22,767,000
Financing activities:
Proceeds from private placement of common stock	—	11,817,000	26,288,000
Payment of expenses relating to private placement of common stock	—	(853,000)	(2,057,000)
Proceeds from exercise of stock options	542,000	—	28,000
Proceeds from exercise of warrants	3,652,000	—	2,088,000
Payment of short term note payable, capital lease, and other	(255,000)	(457,000)	(530,000)
Payment of premium on convertible debt	—	(200,000)	(348,000)
Payment of convertible debt	—	(5,000,000)	(6,951,000)
Payment of promissory note payable	(1,600,000)	—	—

Net cash provided by financing activities	2,339,000	5,307,000	18,518,000

(Decrease) increase in cash and cash equivalents	(2,259,000)	(7,457,000)	16,384,000
Cash and cash equivalents, beginning of year	12,783,000	20,240,000	3,856,000

Cash and cash equivalents, end of year	$10,524,000	$12,783,000	$20,240,000

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
     ZixCorp’s Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails need to be sent securely to comply with regulations or corporate policy. e-Prescribing consists of a single product line named PocketScript. PocketScript is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to any pharmacy. During the prescribing process, the physician is provided with real-time decision support at the point of care, such as insurance formulary and drug interactions, that would normally not be available in a paper prescription format, which allows the physician to leverage technology for better patient care. The Company’s Email Encryption Service is primarily offered as a hosted-service solution, whereby customers pay an annual service subscription. The e-Prescribing service is also offered as a hosted-service solution, however, the end-users’ set-up costs and initial service period are typically paid by a sponsoring health benefits insurance provider (a “payor”). Both Email Encryption and e-Prescribing services require a significant up-front investment to establish service and secure enough subscribers to make the businesses profitable.
     Prior to 2006, the Email Encryption products and Elron products, the latter being a product line purchased in 2003, were marketed under the eSecure product line and the PocketScript and MyDocOnLine products, the latter being product lines purchased in 2004, were marketed under the eHealth product line. After the Elron and MyDocOnLine products were sold, the eSecure and eHealth product lines were renamed Email Encryption and e-Prescribing, respectively.
     The Company has total contractual obligations over the next year of $1,220,000 and $3,342,000 over the next three years consisting of various office lease contracts (see Note 18). Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
     The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. In 2007 and 2006, cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption. The Company achieved the cash flow positive state by keeping costs relatively flat while continuing to book new first-year orders (approximately $5,500,000 in 2007 and $4,700,000 in 2006), as well as maintaining a high customer renewal rate of existing customers whose initial contracted service period had expired. This rate has consistently remained above 95% for years 2007, 2006 and 2005. The Company expects the Email Encryption business to continue generating cash receipts in excess of its specific operating costs in 2008 and beyond assuming continued addition of new subscribers at historical rates and maintaining consistent subscriber renewal rates.
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

     At the end of 2007, the Company had eight payor sponsors under contract. The Company is currently staffed to deploy in excess of 400 units per quarter and has a backlog of approximately 280 sponsored, but not yet deployed units, which is less than the Company’s backlog of 1,750 units at December 31, 2006. In 2007, the Company deployed approximately 1,950 units. However, not all users to whom the e-Prescribing service is deployed become active. Based on current trends, the Company believes that between 60%-70% of the users deployed in 2007 will ultimately become active users. As of December 31, 2007, the Company had approximately 3,300 active prescribers using the service. Additionally, the Company continues to experience some attrition in its deployed and active user base. As a result of these experiences, the Company continues to review and target changes to its contracts, recruiting and training strategy in an effort to increase active rates.
     Most prescriber user contracts renew on an annual basis. Further, the Company’s payor sponsorship contracts typically specify that individual physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, Blue Cross and Blue Shield of Massachusetts has renewed the service for their qualified active users for a fourth year; and six of the Company’s other seven payors have also agreed to pay for some or all of the subscription fee for active users. (The sponsorship associated with the remaining payor, United Healthcare Services, Inc., was signed in the second half of 2007, and their deployed users are not yet due to renew.) For those users that do not meet the required activity level for continued sponsorship by their particular payor, the Company attempts to contract directly with the individual user or medical practice.
     The number of active users required to cover both fixed and variable costs for the e-Prescribing business will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. The total transaction and usage-based fees recognized as revenue during 2007 were $1,875,000 compared to $1,145,000 in 2006. The Company has a contract with a payor that provides for a shared savings arrangement measured by improvement in physician-user prescribing behavior. The Company has also signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. While increasing the number of active users should increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. The Company is now focused on securing new transaction fees from existing and new payor customers that sponsor e-prescribing programs, as well as other non-sponsoring payors that have insured members visiting doctors that already use the PocketScript service (via a sponsorship arrangement from another competing payor). In most cases, there are multiple payors in each market and those additional non-sponsorship payors are viewed as potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     Based on cash-flow projections, supported by low contractual future spending commitments, historically high customer renewals and continued growth in the Email Encryption Service consistent with past rates, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and total cash on hand, the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months. On December 31, 2007, the total for cash, cash equivalents, marketable securities and restricted cash equaled $12,283,000. The Company’s goal is to be cash flow positive for the six month period ending June 30, 2008. For the balance of 2008, the Company’s ability to achieve cash flow break-even from operations depends on whether business opportunities arise which require the Company to invest working capital resources in one or more lines of business. For example, management may elect to increase its research and development spending to fund new functionality and services. Also, a significant increase in newly contracted deployments for the e-Prescribing service, beyond those deployment levels already forecasted, could increase the spending rate in 2008 because of the significant, upfront variable costs associated with establishing the service for new subscribers.
     The Company has in the past expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the recent low price of the Company’s common stock. In light of the more recent increased price of the Company’s common stock, the Company may entertain raising capital for the purpose of funding new product or service development requirements and working capital requirements needed to fund any significant increase in newly contracted deployments for the e-Prescribing service, beyond those deployment levels already forecasted.

     There are no assurances that the Company will ultimately achieve or achieve in a timely manner its desired improvements in liquidity. Should business results not occur as projected, the Company may not achieve its cash flow projections. As a result, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings (as mentioned above) or a combination of these actions to achieve its December 31, 2008, total cash goal. However, there can be no assurance that the Company would be successful in carrying out any of these measures should they become necessary.
2. Summary of Significant Accounting Policies
     Consolidation — The consolidated financial statements of the Company include the accounts of all its wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions are eliminated in consolidation.
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
     Inventory —The Company’s inventory consists mainly of the costs of handheld devices and related networking hardware for e-Prescribing and is reported as a component of Prepaid and other current assets in the Company’s consolidated balance sheet. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. As a general practice, the Company maintains a 60 to 90 day supply of inventory. However, in late 2006, the Company received an end-of-life product notice from its handheld device vendor. As a result, the Company immediately procured additional quantities of handheld devices sufficient to accommodate the 2007 forecasted e-Prescribing deployments. With the supply of handheld devices resolved as of December 31, 2007, inventory levels had returned to normal maintenance levels of 60 to 90 days supply.
     Property and Equipment, Long-Lived and Other Intangible Assets, Depreciation and Amortization — Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer and office equipment and software - three years; leasehold improvements — the shorter of five years or the lease term; and furniture and fixtures — five years. Intangible assets are amortized using the straight-line method over their estimated useful lives of three years.
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified intangible assets and property and equipment aggregating $2,297,000 or 12% of total assets at December 31, 2007. Property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. There were no such impairments in 2007. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.

     During the first quarter of 2005, the Company evaluated the estimated useful lives of the intangible assets relating to the MyDocOnline acquisition and concluded that the lives for developed technology and customer relationships should be reduced to three years from five years and four years, respectively. This change in estimate was accounted for prospectively beginning January 1, 2005. Also during 2006 and 2005, the Company recorded $125,000 and $288,000 impairment charges, respectively on fixed assets that were not being utilized and which had no perceived future value. In 2007, the Company recorded no impairment charges.
     Goodwill — Goodwill, totaling $2,161,000 or 11% of total assets at December 31, 2007, and December 31, 2006, represents the remaining cost in excess of fair value of net assets acquired in the September 2003 acquisition of Elron Software.
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
     Future changes in current estimates or assumptions, including such factors as order volumes and price levels, life spans of purchased technology, continuity of acquired customers, alternative uses for property and equipment and levels of operating expenses, could result in an unanticipated impairment charge from the write-down of the Company’s long-lived assets or goodwill.
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carry-forwards and unused tax credits will be realized on future federal income tax returns. At December 31, 2007, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $112,995,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. For 2007 the Company had no leases that qualified as capital leases. Lease renewal options which the Company is “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. The Company has no renewal options which they are “reasonably assured” of exercising as of December 31, 2007. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.
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
     Customer Indemnification Guarantees — The Company offers its customers a general indemnification guarantee against any legal actions brought against them claiming that the customers use of the ZixCorp services or software infringe any third party patent as long as the customer’s use of the service or software is in accordance with the ZixCorp contract. The Company has incurred no known liabilities relating to this guarantee and there are no provisions recorded as of December 31, 2007, or December 31, 2006.
     Warranty Costs — The Company’s services include various warranty provisions. Warranty expense and product returns were not material to any period presented.
     Deferred Cost of Revenue — In accordance with the Company’s revenue recognition policy, the revenue associated with certain PocketScript deployments is being recognized ratably over the period the services are being delivered. To properly match direct costs and revenue, the Company defers the direct, incremental costs of each deployment expected to be recovered. These costs consist mainly of the cost of the handheld device, and are recorded as deferred cost of revenue. The deferred costs are then amortized into cost of revenue ratably over the period in which revenue is recognized. The deferred cost of revenue of $301,000 and $334,000 as of December 31, 2007 and 2006, respectively, and is reported as a component of Prepaid and other current assets in the Company’s consolidated balance sheet .
     Software Development Costs — Costs incurred in the development and testing of software used in the Company’s Email Encryption and PocketScript services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred. Certain costs incurred during development of these software applications, including costs of materials, services and payroll and payroll-related costs for employees directly associated with the development project, may qualify for capitalization, however, due to the uncertainty of the amount and timing of future net revenues to be generated from these services, all development costs incurred through December 31, 2007, 2006 and 2005, related to such services have been expensed and are included in research and development expenses.
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
     Advertising Expense — Advertising costs are expensed as incurred and totaled $449,000 in 2007, $630,000 in 2006, and $776,000 in 2005.
     Stock Based Compensation — On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, and elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006, and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the consolidated financial statements for the year ended December 31, 2005, have not been restated to reflect the impact of SFAS 123(R). For the twelve months ended December 31, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $2,808,000. Stock-based compensation expense for the twelve months ended December 31, 2007, was $1,264,000.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for ZixCorp’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect its financial condition or results of operations. However, ZixCorp is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.
     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.
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
     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment. In addition, Corporate also includes the revenues and direct costs of products that have been sold or otherwise discontinued by the Company. In 2005, the Company sold two product lines: MI/WI and Dr. Chart (see Note 6). These products contributed $976,000 of revenue in the year ended December 31, 2005.
     Prior to January 1, 2006, the Company was operated and managed as a single reporting unit. Amounts shown below for any period prior to January 1, 2006, are estimations prepared for comparative purposes only.

	Year Ended December 31,
			(unaudited)
	2007	2006	2005
Revenue:
Email Encryption	$17,982,000	$14,094,000	$10,007,000
e-Prescribing	6,132,000	4,264,000	2,981,000
Corporate	—	—	976,000

Total revenues	24,114,000	18,358,000	13,964,000

Gross margin:
Email Encryption	13,621,000	8,727,000	4,744,000
e-Prescribing	(373,000)	(2,921,000)	(4,344,000)
Corporate	—	—	(630,000)

Total gross margin	13,248,000	5,806,000	(230,000)

Direct costs:
Email Encryption	10,750,000	10,920,000	11,826,000
e-Prescribing	7,005,000	9,848,000	10,164,000
Corporate	—	—	1,225,000

Total direct costs	17,755,000	20,768,000	23,215,000

Unallocated (expense) / income:
Marketing, general and administrative expense	(5,528,000)	(8,505,000)	(9,663,000)
Gain (loss) on sales of product lines	—	53,000	(3,716,000)
Asset impairment charge	—	(125,000)	(288,000)
Operating lease impairment charge	(100,000)	—	—
Customer deposit forfeiture	2,000,000	1,000,000	960,000
Gain on derivatives	—	4,043,000	—
Loss on extinguishment of debt	(255,000)	(871,000)	(1,283,000)
Investment and other income	640,000	925,000	776,000
Interest expense	(171,000)	(1,126,000)	(6,848,000)

Total unallocated expenses	(3,414,000)	(4,606,000)	(20,062,000)

Loss before income taxes	$(7,921,000)	$(19,568,000)	$(43,507,000)

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

	December 31,
	2007	2006
Total assets:
Email Encryption	$3,730,000	$3,377,000
e-Prescribing	1,272,000	1,813,000
Corporate	14,472,000	15,176,000

Total assets	$19,474,000	$20,366,000

4. Stock Options and Stock-based Employee Compensation
     Below is a summary of common stock options outstanding at December 31, 2007:

	Authorized	Options	Options	Available
	Shares	Outstanding	Vested	for Grant
Employee and Director Stock Option Plans:
1992 Stock Option Plan	450,000	64,666	64,666	—
1995 Long-term Incentive Plan	1,825,000	1,117,500	1,088,333	—
1996 Director’s Stock Option Plan	225,000	30,000	30,000	—
1999 Director’s Stock Option Plan	975,000	775,059	775,059	—
2001 Stock Option Plan	2,525,000	1,960,412	1,238,215	94,072
2001 Employee Stock Option Plan	300,000	167,142	139,589	80,760
2003 New Employee Stock Option Plan	500,000	159,700	147,800	340,300
2004 Stock Option Plan	5,000,000	3,853,324	1,524,037	1,106,075
2004 Director’s Stock Option Plan	300,000	246,042	235,209	—
2006 Director’s Stock Option Plan	750,000	389,868	162,639	360,132

Total employee and director stock option plans	12,850,000	8,763,713	5,405,547	1,981,339
Executive Stock Option Agreements:
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	650,000	—
Other executive stock option agreements	450,000	125,000	125,000	—

Total executive stock option agreements	1,100,000	775,000	775,000	—

Total	13,950,000	9,538,713	6,180,547	1,981,339

     Under all of the Company’s stock option plans, new shares are issued when options are exercised.
Employee and Director Stock Option Plans
     The Company has non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. The plans require the exercise price of options granted under these plans to equal or exceed the fair market value of the Company’s common stock on the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Employee options generally vest pro-rata and quarterly over three years. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At December 31, 2007, 1,981,339 shares of common stock were available for future grants under the Company’s stock option plans.
Executive Stock Option Agreements:
     Richard D. Spurr - In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received non-shareholder approved options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vested ratably on a quarterly basis through January 2007. At December 31, 2007, all 650,000 options were still outstanding. Mr. Spurr was appointed Chief Executive Officer in March 2005, and Chairman of the Board in February 2006.
     Other Executive Stock Option Agreements - In 2001 and 2002, options to purchase 450,000 shares of common stock were granted to key Company executives, which became fully vested in March 2005. At December 31, 2007, 125,000 of these options remain outstanding with an exercise price of $5.25 per share.
Other Stock Option Agreements:
     From time to time the Company may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At December 31, 2007, options outstanding to non-employees were 250,000, which were granted from employee stock option plans.
Accounting Treatment
     On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006, and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, the consolidated financial statements for the year ended December 31, 2005, have not been restated to reflect the impact of SFAS 123(R).
     The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $1,264,000 and $2,808,000 for years ending December 31, 2007 and 2006, respectively. These amounts include (i) compensation expense related to stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123(R), and (ii) compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The incremental stock-based compensation expense caused loss before taxes and net loss to increase by $1,059,000 and $2,808,000 for the twelve months ended December 31, 2007 and 2006, respectively. The basic and diluted net loss per share increased by $0.02 and $0.05 per share for the twelve months ended December 31, 2007 and 2006, respectively.
     For the twelve months ended December 31, 2007, the total stock-based compensation expense was recorded to the following line items of the Company’s consolidated statement of operations:

	Year Ended December 31,
	2007	2006
Cost of revenues	$136,000	$177,000
Research and development expenses	106,000	127,000
Selling, general and administrative expenses	1,022,000	2,504,000

Stock-based compensation expense	$1,264,000	$2,808,000

     In the third quarter of 2007, the Company recorded a total of $355,000 in credit adjustments in stock compensation expense which consisted principally of a prior-period adjustment of $282,000. The prior period adjustment related to the over-stated expense recorded in the fourth quarter of 2006. The Company determined that the adjustment would have an immaterial effect to the Company’s consolidated financial statements for the respective twelve-month periods ended December 31, 2006 and 2007, based upon management’s qualitative and quantitative analysis relative to its materially consistent with the appropriate accounting guidance. The credit adjustment amounts recorded in the third quarter 2007 to cost of revenues, research and development expenses and selling, general and administrative expenses were $11,000, $6,000 and $265,000 respectively. The remaining credit adjustments related primarily to an interim period change in forfeiture rates.
     There were 145,689 stock options exercised for the twelve months ended December 31, 2007. There were no excess tax benefits recorded in 2007 as a result of these stock option exercises. For the comparative period of 2006, there were no stock option exercises; therefore, no excess tax benefits were recorded. A deferred tax asset totaling $349,000 and $996,000 resulting from stock-based compensation expenses, was recorded for the twelve months ended December 31, 2007 and 2006, respectively. The deferred tax asset for each year was fully reserved because of the Company’s historical net losses for its United States operations.

     SFAS 123(R) required the Company to calculate the pool of excess tax benefits, or the additional paid-in capital (“APIC”) pool, available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming the Company had applied the provisions of the standard in prior periods. Pursuant to the provisions of FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, the Company adopted the alternative method for determining the tax effects of share-based compensation, which among other things, provides a simplified method for estimating the beginning APIC pool balance. The Company determined that the value of its pool of excess tax benefits, or its APIC pool, as of January 1, 2006, was zero.
     Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board (“APB”) No. 25 to account for its stock-based awards. The following table details the effect on the Company’s net loss and loss per common share had compensation expense for employee stock-based awards been recorded in the twelve months ended December 31, 2005, based on the fair value method under SFAS 123(R):

Year Ended
December 31, 2005
Net loss, as reported	$(43,596,000)
Add employee stock compensation expense recorded under the intrinsic value method	—
Deduct pro forma stock compensation expense computed under the fair value method	(6,166,000)

Pro forma net loss	$(49,762,000)

Basic and diluted loss per common share: As reported	$(1.20)

Pro forma	$(1.37)

     As of December 31, 2007, there was $5,285,000 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.33 years.
     During the first quarter of 2006, the Company extended the contract life of 306,143 options held by one former director. As a result of this modification, the Company recognized an additional compensation expense of $34,000 in the period.
     The Company used the BSOPM to determine the fair value of option grants made during 2007, 2006 and 2005. The Company estimated the average holding period of vested options to be two years from the vesting period (1.6 – 1.8 years) for options granted before 2006, but used the “simplified” method per SEC Staff Accounting Bulletin No. 107, Share Based Payment, to calculate the estimated life of options granted to employees subsequent to December 31, 2005. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options. The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.81%	4.59%	3.41%
Expected option life	5.8 years	5.8 years	3.6 years
Expected stock price volatility	81%	93%	96%
Expected dividend yield	—	—	—
Fair value of options granted	$2.87	$1.03	$2.31

Stock Option Activity
     The following is a summary of all stock option transactions for the twelve months ended December 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Yrs)
Outstanding at January 1, 2005	8,020,029	$7.64
Granted at market price	976,200	$3.64
Granted above market price	138,780	$3.05
Cancelled or expired	(1,528,761)	$7.72
Exercised	(10,833)	$2.61

Outstanding at December 31, 2005	7,595,415	$7.03
Granted at market price	15,000	$1.93
Granted above market price	3,968,486	$2.27
Cancelled or expired	(1,902,592)	$5.44
Exercised	—	$—

Outstanding at December 31, 2006	9,676,309	$5.38
Granted at market price	1,713,552	$4.00
Cancelled or expired	(1,705,459)	$5.39
Exercised	(145,689)	$3.72

Outstanding at December 31, 2007	9,538,713	$5.16	7.04

Options exercisable at December 31, 2007	6,180,546	$6.27	5.92

     At December 31, 2007, the Company had 5,048,732 options outstanding and 2,969,656 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $9,966,545 and $4,641,449, respectively.
     The weighted average grant-date fair value of options granted during the year ended December 31, 2007, 2006 and 2005, was $2.87, $1.03 and $2.31, respectively. A significant factor in the difference between the 2006 and 2005 valuations is the Company’s 2006 practice of granting options with exercise prices in excess of the market price of the Company’s common stock on the date of grant. There were 145,689 stock options exercised in 2007. In 2006, there were no options exercised. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2005, was $141,000 and $3,000, respectively.
     Summarized information about stock options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.21 — $1.99	2,189,399	8.47	$1.54	800,457	$1.57
$2.00 — $3.49	1,423,057	7.70	$2.85	908,923	$2.89
$3.50 — $4.99	3,032,332	7.87	$4.48	1,577,241	$4.22
$5.00 — $5.99	600,354	5.37	$5.08	600,354	$5.08
$6.00 — $8.99	856,048	5.66	$6.47	856,048	$6.47
$9.00 — $19.99	1,266,495	4.31	$10.64	1,266,495	$10.64
$20.00 — $57.60	171,028	1.64	$36.02	171,028	$36.02

	9,538,713	7.04	$5.16	6,180,546	$6.27

     There were 5,906,886 and 5,427,089 exercisable options at December 31, 2006 and 2005, respectively.
Reserved Common Stock
     At December 31, 2007, the Company held 619,672 shares of common stock in reserve for potential future grant in lieu of cash compensation to employees.

     Common Stock Issued in Lieu of Cash
     The Company implemented in 2003 an equity compensation program whereby employees could be paid certain incentive compensation, such as commissions, with Company common stock rather than cash. At December 31, 2007, this program has an authorized number of shares to be granted of 1,600,000. A total of 980,328 shares of common stock had been granted under the program. During the year ended December 31, 2007, there were no shares of common stock granted under the program. During the year ended December 31, 2006, the Company granted 103,459 unrestricted shares of common stock under the program. The weighted average fair value for the shares granted under the program was $1.81 per share. The Company valued this stock at the fair value on the date of grant. The Company incurred non-cash expense relating to common stock issued in lieu of cash consisting of the following:

	Year Ended December 31,
	2007	2006	2005
Common stock issued to employees for compensation in lieu of cash	$—	$157,000	$1,012,000
Stock granted to third parties	—	30,000	110,000

Total	$—	$187,000	$1,122,000

5. Supplemental Cash Flow Information
     Supplemental information relating to interest, taxes, and noncash activities:

	Year Ended December 31,
	2007	2006	2005
Cash interest paid	$83,000	$265,000	$389,000

Income tax (refund) payment	$175,000	$(12,000)	$261,000

Issuance of common stock and warrants related to the restructure of the prior promissory notes payable (see Note 6)	$1,393,000	$—	$—

Issuance of replacement promissory note payable (see Note 6)	$1,474,000	$—	$—

Assets acquired on capital lease	$—	$—	$160,000

Payables related to purchases of assets	$33,000	$99,000	$34,000

Assets sold to customers as part of their subscription service	$16,000	$45,000	$—

Insurance premiums financed by short-term note payable (see Note 13)	$—	$279,000	$367,000

Stock redemption of convertible promissory notes payable (see Note 13)	$—	$—	$8,451,000

Valuation of additional anti-dilutive warrants issued upon private placement	$—	$130,000	$153,000

Revaluation of warrants resulting from restructuring of convertible promissory notes (see Note 13)	$—	$—	$375,000

Valuation of beneficial conversion feature resulting from restructure of convertible promissory notes payable (see Note 13)	$—	$94,000	$2,518,000

Accrued expenses relating to private placement common stock (see Note 14)	$35,000	$55,000	$30,000

Accumulated effect of adjustment resulting from change in accounting principle for previously recorded derivative	$—	$2,047,000	$—

6. Business Sales and Acquisitions
MyDocOnline, Inc.
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
     The Company recorded a loss on the sale of the Dr. Chart product line of $4,698,000 which included the write off of goodwill recorded at the acquisition date of MyDocOnline of $4,797,000.
     Revenues for the Dr. Chart product line were $330,000 for 2005. Dr. Chart did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, its results of operations are included in income from operations in the consolidated statements of operations.
     The Company also agreed to provide customary indemnification to MITEM for breaches of representations and warranties, covenants and other specified matters. The Company evaluated this indemnification on the date of sale and determined that no accrual was necessary. The Company has not incurred any claims related to this indemnification as of December 31, 2007.
     In September 2006, MITEM and the Company restructured the note receivable. The restructured note included monthly payments, inclusive of interest, of $25,000 through December 2006. The monthly payments were scheduled to increase to $30,000 in 2007 and the final monthly installment was $140,000 scheduled in January 2008. The interest rate remained unchanged at 10%. MITEM has not remitted any principal payments since November 2006 payment, although occasional, good faith interest payments have been paid in 2007. The missed payments have been rolled into the scheduled January 2008 payment which has now increased to $492,000, including accrued interest. The restructured note receivable remains fully reserved.
     The Company and MITEM are currently in discussions regarding a second structuring arrangement, which would consist of a partial payment on the outstanding balance at the time of restructure, plus some type of short-term, convertible note.
     As the note receivable is fully reserved any payments received from MITEM are recorded as gains on the sale of the product line. In 2006, MITEM paid $53,000 on the principal of the note receivable and recorded a gain for the same amount. The gain reduced the overall loss on the sale of Dr. Chart to $4,698,000. Future gains will be recorded if MITEM continues to make their monthly payments.
Elron Software, Inc.
     On March 11, 2005, the assets and liabilities of the Web Inspector and Message Inspector (“MI/WI”) product lines, which were acquired in the 2003 Elron Software (“Elron”) acquisition, were sold to CyberGuard Corporation for $3,244,000 net of transactions fees of $317,000, consisting of $2,126,000 in cash and a $1,500,000 note receivable due in three equal payments of $500,000 on June 15, September 15 and December 15, 2005, with no stated interest rate. The Company initially recorded a gain on the sale of the MI/WI product line of $950,000.
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
     Effective July 1, 2005, the Company and CyberGuard agreed to transfer additional MI/WI customers to CyberGuard and the corresponding deferred revenue. This transfer resulted in an additional $94,000 of deferred revenue being assumed by CyberGuard. The net impact of the reduction of deferred revenue and accrual of amounts owed to CyberGuard for proceeds collected by the Company subsequent to the sale was recorded as an additional gain of $85,000 on the overall sale of the MI/WI product line for a total gain of $1,035,000, which included the write off of $2,161,000 of goodwill recorded at the acquisition date of Elron.
     Revenues for the MI/WI product lines were $646,000 in 2005. MI/WI did not represent a separate component of the Company as its operations and cash flows were not sufficiently separated from the rest of the Company; consequently, their results of operations are included in income from operations in the consolidated statements of operations.
     The Company also agreed to provide customary indemnification to CyberGuard for breaches of representations and warranties, covenants and other specified matters. The Company evaluated this indemnification at the date of sale and determined that no accrual was necessary. No claims have been incurred for this indemnification as of December 31, 2007.
7. Accounts Receivable

	December 31
	2007	2006
Gross accounts receivable	$4,513,000	$4,523,000
Allowance for returns and doubtful accounts	(66,000)	(71,000)
Unpaid portion of deferred revenue	(3,328,000)	(3,706,000)

Receivables, net	$1,119,000	$746,000

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
8. Prepaid and other current assets

	December 31
	2007	2006
Inventory	$218,000	$767,000
Deferred cost of sales charges	301,000	334,000
Prepaid insurance, maintenance and other	1,013,000	1,025,000
Tax-related	13,000	52,000

Prepaid and other current assets	$1,545,000	$2,178,000

     Inventory — The Company’s inventory consists mainly of the finished goods inventory of handheld devices and related networking hardware for e-Prescribing. The inventory is valued at average purchase price. As a general practice, the Company maintains a 60 to 90 day supply of inventory. In the fourth quarter of 2006, the Company received an end-of-life product notice from its handheld device vendor giving notice that the handheld devices currently used will not be manufactured in 2007. Consequently, the Company procured sufficient quantities of handheld devices to accommodate 2007 forecasted deployments in 2006. With the supply of handheld devices resolved in 2007, the required on hand balance of these devices returned to historical levels explaining the dramatic decrease in inventory year-over-year.
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

     Prepaid insurance, maintenance and other — This category represents the Company’s prepaid business-related insurance costs, which are amortized ratably over the applicable coverage periods. The maintenance and other portions of this category represent the prepaid hardware maintenance and software licenses and support costs which are amortized ratably over the applicable maintenance or support periods, most of which relate to activities within the Company’s data center and various other service- related prepaid costs, which are expensed at the time the services are rendered.
9. Property and Equipment

	December 31
	2007	2006
Computer and office equipment and software	$26,042,000	$30,711,000
Leasehold improvements	4,825,000	4,815,000
Furniture and fixtures	1,221,000	1,224,000

	32,088,000	36,750,000
Less accumulated depreciation and amortization	(29,791,000)	(34,346,000)

	$2,297,000	$2,404,000

     Computer equipment and software includes $356,000 and $360,000 of assets that were acquired through capital leases as of December 31, 2007 and 2006, respectively. These leases were fully paid in 2005 and 2006, and title to the assets was transferred to ZixCorp. At December 31, 2007 and 2006, the Company had recorded $352,000 and $242,000 respectively, in accumulated amortization related to these assets.
     The Company’s operations include depreciation and amortization expense related to property and equipment of $1,555,000 in 2007, $2,218,000 in 2006, and $2,906,000 in 2005.
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
     In 2007, the Company recorded the disposal of fixed assets resulting from an asset physical inventory performed in the second half of the year. As a result of this exercise, the Company wrote-off assets with a gross book value of $6,044,000 and net book value of $1,000. These consisted mainly of computer and networking equipment used in our data center in Dallas that had been replaced by newer equipment.
10. Intangible Assets and Goodwill
     At December 31, 2007 and 2006, the Company’s intangible assets, all of which are subject to amortization, were comprised of developed technology, which resulted from the third quarter 2003 and the first quarter 2004 acquisitions of PocketScript and MyDocOnline, respectively, and reported as part of the e-Prescribing segment.

	December 31,
	2007	2006
Intangible asset cost	$2,034,000	$2,034,000
Accumulated amortization	(2,034,000)	(2,011,000)

Net intangible assets	$—	$23,000

     Amortization expense relating to intangible assets totaled $23,000, $536,000 and $1,199,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     Changes in the intangible assets for year ended December 31, 2007 are as follows:

		Accumulated
	Cost	Amortization
Balance at January 1, 2007	$2,034,000	$2,011,000
Amortization of intangibles	—	23,000

Ending balance at December 31, 2007	$2,034,000	$2,034,000

     At December 31, 2007 and 2006, the Company had recorded goodwill totaling $2,161,000 which was recorded at the time of the Elron acquisition in 2003. The Company evaluates its goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There have been no impairment indicators to the goodwill recorded as of December 31, 2007.
11. Accrued Expenses

	2007	2006
Employee compensation and benefits	$1,292,000	$1,199,000
Professional fees	606,000	628,000
Taxes	790,000	875,000
Other	376,000	377,000

Total accrued expenses	$3,064,000	$3,079,000

12. Customer Deposit
     A Master Services Agreement was entered into with sanofi-aventis for $4,000,000 on January 30, 2004, the same date as the MyDocOnline acquisition (see Note 6), for ZixCorp’s performance of various, undefined future services. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services were to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered by the Company to other customers. If the future services were not defined or requested by sanofi-aventis by the dates listed above the deposit would be forfeited to ZixCorp. Sanofi-aventis paid the $4,000,000 upon execution of the Master Services Agreement.
     Since the Company’s services to be provided to sanofi-aventis were not yet fully defined, the $4,000,000 payment was recorded as a customer deposit. In 2005, sanofi-aventis requested $40,000 of services and the Company recognized this amount as revenue in that year. Since that time no further request for services has been made by sanofi-aventis and as a result $2,000,000, $1,000,000 and $960,000 were forfeited to ZixCorp in 2007, 2006 and 2005, respectively. These forfeitures were recorded as reductions of operating expense.
13. Notes Payable
     The Company had no notes payable at December 31, 2007. What follows is a historical discussion of various notes payable activity during the last three years; that being, 2007, 2006 and 2005.
Sanofi-aventis Promissory Note Payable
Current Status - This note was paid in full in December 2007.
Original incurrence of debt –
•	Concurrent with the MyDocOnline acquisition on January 30, 2004, sanofi-aventis, U.S. Inc., loaned the Company $3,000,000 due March 15, 2007, with a stated interest rate of 4.5%. The principal portion of the note was payable in either cash or shares of the Company’s common stock, based on the then-current value of such shares. Additionally, at sanofi-aventis’ discretion and after the $4,000,000 customer deposit from sanofi-aventis under the Master Services Agreement had been consumed (see Note 12), the principal portion of the note may have been paid in the form of additional services provided to sanofi-aventis by the Company pursuant to the terms of such services agreement. Should sanofi-aventis have chosen to not have the note paid in the form of services, the Company would have been required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which the Company considered its minimum liability.

•	Concurrent with the issuance of the note payable to sanofi-aventis, the Company issued warrants to purchase 145,853 shares of its common stock at $13.01 per share. All of these warrants expired in early

2007. Based on relative fair values at time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000 based on the relative fair values of the note payable and warrants. The resulting discount on the note payable of $1,175,000 on the minimum liability of $2,700,000 was amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%.
Restructuring of the original debt –
•	In February 2007, the Company entered into a definitive agreement with sanofi-aventis to restructure the $3,000,000 indebtedness under the original promissory note. Pursuant to this agreement the Company satisfied its obligations under the original note by means of (i) a prepayment on the original note in the form of 700,000 unrestricted shares of the Company’s common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of a secured promissory note in the principal amount of $1,600,000 and the issuance of a five year warrant for 145,853 shares at an exercise price of $4.48 per share which replaced the warrant to purchase 145,853 shares of common stock that was issued on the date of the original transaction. The fair value of the warrants was calculated to be $126,000 and recorded as discount on the new note, while using the BSOPM. The $126,000 value for the warrants representing the discount on the new note was to be amortized as interest expense over the life of the new note. Further, the fair value of the new note was calculated based on an estimated interest rate that the Company could obtain independently.

•	The new note was payable in eight quarterly installments of $200,000 each, with the first payment due in April 2008 and the final payment due in January 2010. The new note was fully secured by a letter of credit in favor of sanofi-aventis and bore interest at the rate of 5%. The letter of credit caused the Company to record $1,675,000 of cash as restricted in the first quarter of 2007. The value of the letter of credit and corresponding restricted cash balance would be automatically reduced as the Company made periodic principal payments to sanofi-aventis.

•	No additional consideration was given by or on behalf of sanofi-aventis or received by the Company in connection with the delivery of the 700,000 common stock shares in partial prepayment of the original note, and no consideration was given or received by the Company in exchange for the new note and the new warrant, other than the cancellation of the original note and the cancellation of a security agreement relating to the original note.

•	The two tables below illustrate the accounting treatment applied to the restructuring of the indebtedness, which was handled as an extinguishment of the Original Note and the issuance of the New Note:

Debt Extinguishment Determination:
Present value of new note payable	$1,474,000
Issuance of common stock (700,000 shares @ $1.81/share)	1,267,000
Black Scholes value of warrants issued	126,000
Paid fees & expenses	11,000

Total consideration given	$2,878,000
Loss on extinguishment of debt	(178,000)

Original note value	$2,700,000
Recording of New Note:
New note value	$1,600,000
Discount on note payable	(126,000)
Issuance of common stock (700,000 shares @ $0.01/share)	7,000
Additional paid in capital	1,260,000
Additional paid in warrants	126,000
Accrued expenses	11,000

Total consideration given	$2,878,000

Extinguishment of the restructured debt –
•	In December 2007, the Company paid in full the $1,600,000 principal amount, plus accrued interest owing under the new note. As a result of this early payment, the Company recorded a $77,000 loss on the extinguishment of debt, representing the unamortized balance of the discount on the new note. Further, sanofi-aventis surrendered the Letter of Credit instrument to the issuing bank, which in turn cancelled the Letter of Credit instrument and released the associated restriction on the $1,675,000 cash deposit. At December 31, 2007, the cash deposit remained invested in a one-year certificate of deposit investment instrument with a maturity date of February 22, 2008, has an interest rate of 4.16% and is reported as current, marketable securities in the Company’s consolidated balance sheets. Upon the maturity of the certificate of deposit instrument in the first quarter of 2008, the principal amount, plus accrued interest were reclassified to cash and cash equivalents.
Convertible Promissory Notes Payable
Current Status - These convertible promissory notes payable were retired in June 2006 when the then-remaining principal balance of $5,000,000 was paid.
Outlined below is a listing of significant historical events/transactions relative to this debt, commencing with the original debt transaction itself and followed by subsequent, significant events leading to its extinguishment in June 2006:
Original issuance of convertible promissory notes payable –

•	On November 2, 2004, the Company entered into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (“Amulet”, together with Omicron, the “Investors”), in which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 a share. The warrants were all exercisable and expire November 2, 2009. At the time the notes were issued, the Company’s common stock had a fair value of $4.88 per share. The Company incurred approximately $1,598,000 of financing costs with this original issuance, which were deferred and amortized over the life of the notes using the effective interest method. Financing costs included the BSOPM value of warrants to purchase 166,667 shares of common stock at $6.00 per share which were issued to the brokers of the transaction.

Amendments to original convertible promissory notes payable –

•	In April 2005, the Company entered into amendments with the Investors to restructure the original purchase agreements signed in November 2004.

Accounting treatment of the amended convertible promissory notes payable -
•	The Company accounted for the notes and related warrants using the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Under the provisions of EITF 00-19, the notes were recorded as a liability as they did not meet the requirements of being accounted for as equity. Under the provisions of APB No. 14, the proceeds received from the notes were allocated between the notes and the warrants based on their relative fair values at the time of issuance. Based on relative fair values at the time the notes were amended, the total discount on the convertible notes payable as of April 2005 was $2,086,000. This balance was amortized to interest expense using the effective interest method over the then-remaining term of the notes.

•	The amended notes also contained a “beneficial conversion feature” resulting from the stock redemption being valued at the daily volume weighted average price less 10%. Per EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Features and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the beneficial conversion feature is valued using the intrinsic value method based on the net book value of the amended notes after all

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

•	The Company incurred approximately $287,000 of costs in relation to the amendments to the convertible promissory notes. These costs were recorded as a period expense in the first quarter of 2005. However, the remaining unamortized balance of the financing costs incurred in relation to the issuance of the initial notes on November 2, 2004, continued to be reported as a deferred financing cost asset and amortized over the then-remaining life of the amended notes using the effective interest method.
2005 payment activity on the convertible promissory notes payable –
•	Through a series of transactions beginning in May 2005, the Company made all required note payments ($10,000,000) using a combination of common stock ($8,049,000) and cash ($1,951,000). In accordance with the terms of the amended agreement, the Company issued 145,032 warrants equaling 70% of the common stock that would be issued to the investor to retire that portion of the principal paid in cash at $5.38 per share. These warrants were valued at $47,000 using the BSOPM.

•	On December 30, 2005, the Company transacted an early extinguishment of 50% of the remaining outstanding balance of the convertible promissory notes payable ($5,000,000). As part of the partial debt extinguishment the Company paid the 5% early payment premium and all accrued interest. Additionally, per the amended terms of the notes, 650,558 warrants were issued equaling 70% of the common stock that would be issued to the investor to retire that portion of the principal paid in cash at $5.38 per share. These warrants were valued at $100,000 using the BSOPM. The Company also recognized 50% of the remaining unamortized deferred financing costs ($338,000) and unamortized discount ($595,000). The total loss on the early extinguishment was $1,283,000.

•	After all payments were made on the convertible promissory notes payable, the principal balance of the remaining note was $5,000,000, excluding any unamortized discounts, as of December 31, 2005.
The effects of anti-dilution clauses –
•	The amended convertible promissory notes payable had certain weighted average anti-dilution clauses that adjust the debt conversion and warrant exercise price if the Company issued common stock below $6.00 per share. In the third quarter of 2005, the Company raised net proceeds of $24,201,000 through a private placement of common stock. As a result of this action, the number of warrants originally granted under the convertible promissory notes on November 2, 2004, increased from 1,000,000 to 1,115,244 and the exercise price of those warrants decreased from $6.00 per share to $5.38 per share. The conversion price of the convertible promissory note payable was also adjusted from $6.00 per share to $5.38 per share. The 115,244 additional warrants were valued at $153,000 using the BSOPM and recorded as additional discount on the convertible promissory note payable in 2005.

•	In the first quarter 2006, the Company issued under the anti-dilution clauses of the amended notes an additional 51,054 warrants valued at $50,000 using the BSOPM and the exercise price on the warrants declined from $5.38 to $5.24. This action also caused the conversion price on the existing note payable to decrease from $5.38 to $5.24. Of the $50,000 value of the warrants, $10,000 was recorded as interest expense as 21,257 of the warrants related to 2005 payment activity. The remaining $40,000 was recorded as additional discount on the convertible promissory note, interest expense and additional paid-in capital.

•	As discussed further in Note 14, in April 2006, the Company issued 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock to various investors in a private placement transaction. Additional warrants for the purchase of 198,600 shares of common stock were issued to the underwriters of the private placement. The private placement had the following impacts on the warrants relating to the convertible promissory notes payable:
•	Per anti-dilution terms included in the amended convertible promissory notes payable, the Company issued additional warrants to purchase 264,718 shares of common stock. These warrants have either expired or will expire on the following schedule: 57,529 in November 2006 and 2007, 25,651 in November 2008 and 124,009 in November 2009. The additional warrants were valued at $74,000 using the BSOPM and recorded as discount against the outstanding note and amortized to interest expense using the effective interest method.

•	The conversion price of the outstanding convertible promissory notes payable was reduced from $5.24 per share to $4.47 per share. The reduced conversion price caused the Company to record the intrinsic value of a beneficial conversion feature as the adjusted conversion price was reset to a price below the market price of the Company’s stock on the date the notes were originally issued (November 2, 2004). The intrinsic value of the adjusted conversion price is $459,000 and was recorded as additional discount on the remaining convertible promissory note payable and was amortized to interest expense using the effective interest method.
2006 payment activity on the convertible promissory notes payable –
•	On June 23, 2006, the Company and the remaining note holder agreed on terms for early extinguishment of the remaining $5,000,000 convertible promissory note payable. Based on the terms of the early extinguishment agreement the following actions were taken:
o	The Company retired the full $5,000,000 using restricted cash and paid a $200,000 early payment premium plus accrued interest for a total payoff amount of $5,259,000.

o	In accordance with the terms of the note, the Company issued warrants to the note holder to purchase an additional 782,998 shares of common stock at $4.47 per share. In November 2006 50% of these warrants expired, and in November 2007 the remaining 50% expired. These warrants were valued at $6,000 using the BSOPM.

o	Upon repayment of the convertible promissory note payable, the Company wrote-off all unamortized discounts and deferred financing costs against the loss on extinguishment of debt. The total loss on extinguishment of debt was $871,000 and consisted of $200,000 for early payment premium, $449,000 for write-off of unamortized discount, $216,000, for write-off of unamortized financing costs and $6,000 for the value of warrants issued upon extinguishment.

o	The unamortized portion of the beneficial conversion feature recorded as a result of the April 2006 private placement of common stock was $365,000 on June 23, 2006. As the beneficial conversion feature could no longer be exercised at the time the convertible promissory note was repaid, the remaining $365,000 balance was reversed out of additional paid-in capital and discount on notes payable.

Effective yield and interest expense –
•	After all discounts, stated interest, payment premiums, issuance of warrants, beneficial conversion features and financing costs are taken into account, the effective yield on the amended convertible notes payable was 28.30%. The effective yield increased to 37.41% when the loss on early extinguishment of debt, recorded in 2005 and 2006, was included in the calculation. The total interest expense relating to the convertible promissory notes payable was $671,000 and $6,424,000 for the years ended December 31, 2006 and 2005, respectively, and included the stated interest expense, discount amortization, premium accretion, issuance of warrants and deferred financing cost amortization.
Short-term Notes Payable
     In December 2006, the Company issued an 11-month note totaling $279,000 and payable to Cananwill, Inc. to finance the Company’s 2007 commercial insurance policies. Interest and principal payments were made on a monthly basis and the note was paid in full in November 2007.
14. April 2006 Private Placement of Common Stock
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
     The transaction resulted in the Company issuing 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock. The warrants have a 66-month term and are exercisable at any time. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. If any of the 5,958,000 warrants issued to investors in this transaction are exercised at anytime, the underwriters will receive additional transaction fees totaling 1% of the proceeds received from the warrant exercise. For the twelve months ended December 31, 2007, 1,545,000 warrants were exercised, generating cash proceeds of approximately $2,400,000 and fees payable to the underwriters of approximately $24,000.
     Additional warrants for the purchase of 198,600 shares were issued to the underwriters of the private placement. These warrants had the same term and exercise price as the warrants issued to investors; however, they contained no anti-dilution adjustment terms and were not eligible for the liquidated damages provisions. For the twelve months ended December 31, 2007, all of the 198,600 warrants were exercised, generating cash proceeds of approximately $306,000.
     The stock purchase agreement required the Company to register the common stock issued and the common stock issuable upon exercise of the warrants. The stock purchase agreement also provided for liquidated damages to the investors should the Company have failed to have the registration statement declared effective in a specified period of time or if the Company fails to maintain the effectiveness of the registration statement for up to 23 months from the closing date. The liquidated damages amount is 2% of the total private placement proceeds for each month of non-compliance. The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of March 1, 2008.

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
     Liquidated damages – The Company determined the fair value of the liquidated damages provision on the date of the transaction was $123,000 based on the probability of possible damages that could be paid over the 23-month period beginning on the date of the private placement. The probability of non-registration was deemed low due to the Company’s historical ability to obtain and maintain the effectiveness of numerous previous registrations over several years.
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
     On December 21, 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements which resulted in the Company prospectively adjusting its accounting for the derivative liabilities relating to the private placement. Under the new guidance the accounting for the components considered derivative liabilities changed in the following manner:
•	Warrants issued to investors in the private placement – The warrants issued to investors were no longer considered a derivative liability and the initial value of the warrants ($5,979,000) was reclassified to additional paid-in capital by reducing the derivative liability by $1,950,000 (the September 30, 2006, value after revaluation) and a cumulative adjustment to accumulated deficit of $4,029,000 (the cumulative gain recognized on the warrants in the second and third quarters of 2006).

•	Liquidated damages – The liquidated damages were no longer considered a derivative liability and the September 30, 2006, value of the liquidated damages ($97,000) was written-off through a cumulative adjustment to the September 30, 2006, accumulated deficit.

•	Potential future payments to transaction underwriters – The potential future payments to the transaction underwriters were considered a contingent liability in accordance with FASB Statement No. 5, Accounting for Contingencies, and recorded as an accrued expense. This contingent liability is revalued each quarter with the change in valuation being recorded as a gain or loss in the statement of operations. The total liability recorded is $51,000 at December 31, 2007, and is included in accrued expense.

15. Equity Financing Arrangements and Related Warrants
Warrants Summary
     Below is a summary of warrant activity during 2007:

	December 31,				December 31,
	2006				2007
	Warrants	Warrants	Warrants	Warrants	Warrants	Exercise	Warrant
Warrant Grants:	Outstanding	Issued	Expired	Exercised	Outstanding	Price	Expiration
2006 private placement of common stock	5,958,000	—	—	(1,545,000)	4,413,000	$1.54	Oct 2011
2006 private placement agent warrants	198,600	—	—	(198,600)	—	1.54	Oct 2011
2005 private placement of common stock	3,466,274	—	—	(234,300)	3,231,974	3.04	Aug 2010
2005 private placement broker warrants	108,964	—	—	—	108,964	3.04	Aug 2010
2005 private placement agent warrants	178,111	—	—	—	178,111	3.04	Aug 2010
2004 private placement of convertible notes payable	1,269,050	—	—	(170,040)	1,099,010	4.47 –1.42	Nov 2009
2004 private placement broker warrants	166,667	—	—	—	166,667	6.00	Nov 2009
Additional warrants issued with cash payment of convertible promissory notes payable	957,556	—	(782,998)	—	174,558	4.47	Nov 2006 – Nov 2008
2003 private placement of common stock	181,452	—	(181,452)	—	—	4.96	June 2007
2002 private placement of equity securities	916,667	—	—	—	916,667	57.60	May 2010
Promissory note payable (see Note 13)	145,853	145,853	(145,853)	—	145,853	4.48	Jan 2012

Total	13,547,194	145,853	(1,110,303)	(2,147,940)	10,434,804

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
     The transaction resulted in the Company issuing 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock. The warrants have a 66-month term and will be exercisable at any time following the six-month anniversary of the closing of the transaction. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. For the twelve months ended December 31, 2007, 1,545,000 warrants were exercised, generating cash proceeds of approximately $2,400,000.
     Additional warrants for the purchase of 198,600 shares were issued to the underwriters of the private placement. These warrants have the same term and exercise price as the warrants issued to investors; however, they contain no anti-dilution adjustment terms and are not eligible for the liquidated damages provisions. For the twelve months ended December 31, 2007, all of the 198,600 warrants were exercised, generating cash proceeds of approximately $306,000.
     See Note 14 for additional disclosure relating to the 2006 private placement of common stock.

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
     All of the 3,466,274 warrants included in the private placement have a five-year term and are exercisable at any time following the six-month anniversary of the closing of the Purchase Agreement. The exercise price of the warrants is $3.04 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. For twelve months ended December 31, 2007, 234,300 warrants were exercised, generating cash proceeds of approximately $712,000.
     As part of their compensation for advising the Company during the transaction, the placement agent for the private placement was issued 178,111 five-year warrants at a purchase price of $3.04 per share, identical to those issued to the Purchasers. Because the investors from the 2004 Private Placement of Convertible Notes Payable, described below, also participated in the private placement under their right of first refusal, the debt broker was issued 108,964 five-year warrants at a purchase price of $3.04 per share, identical to those issued to the Purchasers. None of these warrants were exercised as of December 31, 2007.
     The total warrants of 3,753,349 issued in connection with the 2005 private placement were valued at $7,938,000 using the BSOPM and were assigned a value of $5,202,000 based on their relative fair value with the common shares issued in the private placement, which was included in additional paid-in-capital.
2004 Private Placement of Convertible Notes Payable and Related Transactions
     As discussed in Note 13, on November 2, 2004, the Company entered into purchase agreements with the Investors, in which the Company issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $6.00 a share, all of which were outstanding at December 31, 2007. Additionally, the Company issued warrants to purchase 166,667 shares of common stock at $6.00 per share to the brokers of the transaction. The warrants are immediately exercisable and expire November 2, 2009. The convertible promissory notes payable has certain anti-dilution clauses that adjust the debt conversion and warrant pricing if the Company issues common stock below $6.00 per share. As a result of the 2005 Private Placement discussed above, the number of warrants originally granted under the convertible promissory notes on November 2, 2004 increased from 1,000,000 to 1,115,244 and the exercise price of those warrants decreased from $6.00 per share to $5.38 per share.
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
     In addition, per the restructured purchase agreements, any principal repayment made in cash prior to the original due date of the principal would cause the issuance to the Investors of certain redemption warrants, the number of which would be 70% of the shares the principal would have been converted into at the then-current conversion price. The price of the redemption warrants would be the conversion price and the expiration date would be the due date of the principal being repaid. In the fourth quarter of 2005, the Company repaid $6,951,000 of the convertible promissory notes in cash, which caused the issuance of a total of 795,590 warrants with an exercise price of $5.38. Of these warrants, 325,279 expired in November 2006, 325,279 expired in November 2007, and 145,032 expire in November 2008.

     In the first quarter 2006, the Company issued under the anti-dilution clauses of the amended notes an additional 51,054 warrants valued at $50,000 using the BSOPM and the exercise price on the warrants declined from $5.38 to $5.24. Of these warrants, 8,691 expired in November 2006, 8,691 expired in November 2007, 3,875 expire in November 2008, and 29,796 expire in November 2009.
     In April 2006, the Company issued 9,930,000 shares of its common stock and 5,958,000 warrants to purchase the Company’s common stock to various investors in a private placement transaction (see “2006 Private Placement of Common Stock and Warrants” above). The private placement had the following impacts on the warrants relating to the convertible promissory notes payable:
•	Per anti-dilution terms included in the amended convertible promissory notes payable, the Company issued additional warrants to purchase 264,718 shares of common stock. These warrants expire on the following schedule: 57,529 expired in November 2006, 57,529 expired in November 2007, 25,651 expire in November 2008, and 124,009 expire in November 2009.

•	The exercise prices of the warrants relating to the convertible promissory notes payable were reduced from a range of $1.44 to $5.24 to a range of $1.42 to $4.47.
     In June 2006, the Company and the remaining holder of a Company convertible note agreed on terms for early extinguishment of the remaining $5,000,000 convertible promissory note payable. In accordance with the terms of the note, the Company issued warrants to the note holder to purchase an additional 782,998 shares of common stock at $4.47 per share of which 391,499 of these warrants expired in November 2006 and the remaining 391,499 expired in November 2007.
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
     In June 2006, the remaining convertible promissory note payable was fully paid by the Company. See Note 13 for additional disclosure relating to the 2004 convertible promissory notes payable.
16. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, and because a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	2007	2006	2005
Stock options	9,538,713	9,676,309	7,595,415
Warrants issued in relation to debt and equity arrangements (see Note 13)	10,434,804	13,547,194	7,589,230
Shares issuable for conversion of convertible promissory notes payable	—	700,000	929,368

Total antidilutive securities excluded from EPS Calculation	19,973,517	23,923,503	16,114,013

     The 700,000 shares of common stock issued to sanofi-aventis in the restructuring are included in the chart above for 2006.  Because the shares were in fact issued during 2007, they are included in the year-end shares outstanding balance and are no longer part of the fully diluted share calculation.  The Company has no additional obligations that could be paid with common stock.

     As discussed in Note 13, the convertible promissory notes payable could have been converted into common stock had the Company’s stock price achieved certain levels. At December 31, 2005, the number of shares that could have been issued to the Investors had the stock price reached those prescribed levels were 929,368. The convertible promissory notes were fully paid in 2006.
     The promissory notes held by sanofi-aventis (see Note 13) could have been repaid in stock or cash equal to 90% of the face amount at maturity as of December 31, 2006. If the Company chose to pay the note with common stock, the obligation would have been satisfied at the then-current stock price. If the Company were to repay the note at December 31, 2006 with stock, the number of shares issued would have been 2,268,908 to satisfy the minimum liability of $2,700,000. These were not included in the table above as the amount of shares is variable based on the stock price of the Company and the amount of the outstanding note.
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
17. Significant Customers
     In 2007, no single customer accounted for 10% or more of the Company’s revenues. In 2006 and 2005, e-Prescribing customer Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 13%, or $2,413,000, and 17%, or $2,323,000, of total revenues, respectively. These revenues accounted for approximately 57% and 78%, of e-Prescribing revenues for 2006 and 2005, respectively. No other single customer accounted for 10% or more of the Company’s revenues in these periods.
18. Commitments and Contingencies
Leases and Debt
     The Company leases its office facilities under non-cancelable operating lease agreements. Rental expense for these operating leases was $1,397,000 in 2007, $1,438,000 in 2006, and $1,501,000 in 2005.
     The Company is obligated to make future non-cancelable payments under various office lease contracts. The following table summarizes our contractual cash obligations as of February 28, 2008:

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$1,220,000	$1,130,000	$992,000	$968,000	$887,000	$1,552,000	$6,749,000
     These contractual obligations will be partially offset by the receipt of sublease payments totaling $79,000 and $65,000 in years 2008 and 2009, respectively and recorded to other income. ZixCorp has not entered into any material, non-cancelable purchase commitments at December 31, 2007.
Lawsuits
     Beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division (the “Court”) against the Company and certain of its current and former officers and directors. The purported class action lawsuits seek unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003, and May 4, 2004. The purported shareholder class action lawsuits allege that the defendants made materially false and misleading statements and/or omissions in violation of Sections 10(b) and 20(a) of the Exchange Act during this time period. These several class action lawsuits have been consolidated into one case. The named defendants are Zix Corporation, Dennis F. Heathcote, Daniel S. Nutkis, John A. Ryan, Ronald A. Woessner, and Steve M. York. Also, three “shareholder derivative” lawsuits were filed against the Company and certain named individuals, relating to the allegedly materially false and misleading statements and/or omissions that are the subject of the purported shareholder class action lawsuits.

     The Company and the plaintiffs have agreed to settle the Class Actions within the Company’s directors’ and officers’ liability policy limits, and without the admission of any wrongdoing and without the payment of any monies, by the Company or the individual defendants to the plaintiffs or their counsel. This agreement is subject to preliminary and final approval by the Court. There is no assurance that any action noted above can be brought into, or otherwise bound by, the proposed settlement, that the proposed settlement will receive the required court approvals, or will otherwise become effective. The terms of the proposed settlement will be set forth in the definitive agreements between the parties and orders of the Court.
     Also, the derivative lawsuits (the “Derivative Lawsuits”) have been settled within the Company’s directors’ and officers’ liability policy limits, and without the payment of any monies by the Company or the individual defendants to the plaintiffs or their counsel.
     The Company, throughout these litigations, has strenuously denied and continues to deny each of the allegations of wrongdoing and liability against it whatsoever. It decided to settle the Class Actions and the Derivative Lawsuits solely to avoid the burdens, risk, and substantial expense that would result from the continuation of these actions.
     The Company is involved in a legal proceeding involving a former employee relating to that person’s separation from employment from the Company in 2006 in connection with the Company’s reduction in force undertaken to reduce employee headcount and expenses. The employee filed a legal claim, which asserts that the employment termination was the result of unlawful gender-based employment discrimination in violation of Title VII of the Civil Rights Act. The matter was submitted to binding arbitration pursuant to an alternate dispute resolution agreement between the parties. The arbitration proceeding was held in January 2008, and the parties are awaiting the decision of the arbitrator. The claimant has requested damages approaching $1,000,000.  The Company has not concluded that it is probable that a loss will be sustained; and, even if a loss is probable, the amount of the loss cannot reasonably be estimated in the Company’s view. In light of the foregoing, under the applicable accounting guidance, no accrual for a potential loss is to be (and none has been) recorded in the Company’s consolidated financial statements for the twelve month period ending December 31, 2007.
     The Company is involved in other legal proceedings that arise in the ordinary course of business. In the opinion of management, the outcome of these other pending ordinary-course-of-business legal proceedings will not have a material adverse effect on the Company’s consolidated financial statements.
     The Company has severance agreements as of December 31, 2007, with certain employees that would require the Company to pay approximately $1,743,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
19. Income Taxes
     Components of the income taxes related to continuing operations are as follows:

	2007	2006	2005
Current:
U.S	$—	$—	$—
State	13,000	(24,000)	30,000
Foreign	197,000	(36,000)	59,000
Deferred
Foreign	(29,000)	—	—

	$181,000	$(60,000)	$89,000

     A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

	2007	2006	2005
Expected tax benefit at U.S. statutory rate	$(2,723,000)	$(6,597,000)	$(14,760,000)
Unbenefited U.S. losses, net	2,741,000	7,915,000	14,772,000
Nondeductible expense and nontaxable income	(17,000)	(1,326,000)	47,000
State income taxes	13,000	(24,000)	30,000
Foreign income taxes	168,000	(36,000)	—
Other	(1,000)	8,000	—

	$181,000	$(60,000)	$89,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred income taxes as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Reserves currently nondeductible	$643,000	$1,347,000
U.S. net operating loss carryforwards	97,987,000	88,627,000
State net operating loss carryforwards	1,826,000	529,000
Tax credit carryforwards	3,347,000	3,239,000
Stock-based compensation	2,710,000	2,361,000
Start-up costs	87,000	87,000
Intangible assets	3,576,000	4,045,000
Depreciable assets	1,947,000	1,809,000
Other assets	940,000	3,771,000

Total deferred tax assets	113,063,000	105,815,000
Less valuation allowance	(112,995,000)	(105,767,000)

Net deferred tax assets	68,000	48,000
Deferred tax liability:
Unrecognized gain on derivatives	(4,000)	—
Prepaid Interest	—	(13,000)

Net deferred income taxes	$64,000	$35,000

     The $64,000 and $35,000 net deferred income taxes for 2007 and 2006, respectively, are temporary timing differences relating to property and equipment held in Canada and is recorded in other assets.
     The Company has fully reserved its U.S. net deferred tax assets in 2007 and 2006 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carry-forwards of approximately $288,054,000 which begin to expire in 2019. The Company’s state net operating loss carry-forwards of approximately $57,292,000 which were converted to a tax credit totaling $2,578,000 will begin to expire in 2027. The Company also has tax credit carry-forwards of approximately $3,347,000 consisting of business tax credits which begin to expire in 2008 and alternative minimum tax credits which do not expire. The net operating loss carry-forwards include $16,294,000 resulting from the exercise of non-qualified stock options for which a tax benefit of $6,193,000 will be credited to additional paid-in capital when recognized.
     Currently, the Company’s net operating loss carryforwards do not have limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code.  However, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carryforwards against any future taxable income.
     As of January 1, 2007, the Company adopted the FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.”  The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.  There was an insignificant amount of interest expense accrued or recognized related to income taxes for the twelve months ended December 31, 2007.  There was an insignificant amount of selling, general and administrative expense accrued or recognized for the same periods. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2007, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

     Prior to the adoption of FIN 48, the Company had recorded a $400,000 tax contingency liability. This amount has remained unchanged under FIN 48.
20. Loss on Impairment of Operating Lease
     On April 11, 2007, the Company entered into a sublease agreement for the leased premises located in Mason, Ohio in an effort to reduce excess capacity and operating expenses. The term of the sublease agreement coincides with the Company’s original property lease. As a result of this sublease agreement, the Company made rent payments of $79,000 during the last nine months of 2007, partially offset by sublease payments of $32,000.  Rent payments of $107,000 and $90,000 will be paid in years 2008 and 2009, respectively.  These payments will be partially offset by sublease payments totaling $79,000 and $65,000 in 2008, and 2009, respectively.
21. Employee Benefit Plan
     401(k) Plan — The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of its U.S. employees. Under the plan, contributions are voluntarily made by employees, and the Company may provide contributions based on the employees’ contributions. The Company’s operating losses include $190,000, $153,000, and $268,000 in 2007, 2006, and 2005, respectively, for net contributions to this plan.
22. Quarterly Results of Operations (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	Quarter Ended
	March 31	June 30	September 30	December 31
2007
Revenues	$5,387,000	$5,555,000	$6,191,000	$6,981,000
Cost of revenues	(2,853,000)	(2,647,000)	(2,662,000)	(2,704,000)
Net loss	(1,641,000)	(3,135,000)	(1,936,000)	(1,390,000)
Basic and diluted net loss per common share	(0.03)	(0.05)	(0.03)	(0.02)
2006
Revenues	$3,895,000	$4,209,000	$4,710,000	$5,544,000
Cost of revenues	(3,375,000)	(3,090,000)	(3,131,000)	(2,956,000)
Net loss	(6,874,000)	(5,086,000)	(4,151,000)	(3,397,000)
Basic and diluted net loss per common share	(0.14)	(0.09)	(0.07)	(0.06)
     2007 Significant items:
•	In the first quarter of 2007 the Company restructured its existing indebtedness to sanofi-aventis originally due March 2007. This restructuring resulted in the issuance of 700,000 shares of ZixCorp common stock and a five year warrant for 145,853 shares at a price of $4.48 per share (see Note 15). The net effect of this restructuring was a $177,000 loss on extinguishment of debt (see Note 13).

•	In the fourth quarter of 2007 the Company received approximately $4,200,000 in cash following the exercise of outstanding warrants and stock options (see Note 15). These proceeds were used in part to pay the $1,600,000 balance on the restructured promissory debt to sanofi-aventis (see Note 15) and to prepay certain 2008 procurements totaling approximately $700,000.
     2006 Significant items:
•	In the second quarter of 2006 the Company recognized a $2,930,000 gain on revaluation of derivative liabilities recorded as a result of April 2006 private placement of common stock (see Note 14).

•	In the second quarter of 2006 the Company paid the remaining $5,000,000 balance of its convertible promissory note payable ahead of the maturity date, recording a loss of $871,000 on the extinguishment of the note (see Note 13).

•	In the third quarter of 2006 the Company recognized a $1,120,000 gain on revaluation of derivative liabilities recorded as a result of April 2006 private placement of common stock (see Note 14).