Form 10-Q
period 2008-03-31
ZIX CORP
filed 2008-05-09
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008

Common Stock, par value $0.01 per share	62,832,243

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,585,000	$10,524,000
Marketable securities	—	1,734,000
Receivables, net	932,000	1,119,000
Prepaid and other current assets	1,193,000	1,545,000

Total current assets	14,710,000	14,922,000
Restricted cash	25,000	25,000
Property and equipment, net	1,966,000	2,297,000
Goodwill	2,161,000	2,161,000
Other assets	66,000	69,000

Total assets	$18,928,000	$19,474,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$250,000	$231,000
Accrued expenses	3,078,000	3,064,000
Deferred revenue	12,456,000	12,606,000

Total current liabilities	15,784,000	15,901,000
Long-term liabilities:
Deferred revenue	3,440,000	3,497,000
Deferred rent	360,000	365,000

Total long-term liabilities	3,800,000	3,862,000

Total liabilities	19,584,000	19,763,000
Commitments and contingencies (see Note 13)
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 65,147,713 issued and 62,820,532 outstanding in 2008 and 64,959,649 issued and 62,632,468 outstanding in 2007	652,000	650,000
Additional paid-in capital	330,521,000	329,186,000
Treasury stock, at cost; 2,327,181 common shares in 2008 and 2007	(11,507,000)	(11,507,000)
Accumulated deficit	(320,322,000)	(318,618,000)

Total stockholders’ deficit	(656,000)	(289,000)

Total liabilities and stockholders’ deficit	$18,928,000	$19,474,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$7,199,000	$5,387,000
Cost of revenues	2,580,000	2,853,000

Gross margin	4,619,000	2,534,000
Operating expenses:
Research and development expenses	1,545,000	1,299,000
Marketing expenses	885,000	919,000
Sales expenses	2,272,000	2,310,000
General and administrative expenses	1,660,000	1,571,000
Customer deposit forfeiture	—	(2,000,000)

Total operating expenses	6,362,000	4,099,000

Operating loss	(1,743,000)	(1,565,000)
Other (expense) income:
Investment and other income	116,000	155,000
Interest expense	—	(50,000)
Loss on extinguishment of debt	—	(178,000)

Total other (expense) income	116,000	(73,000)

Loss before income taxes	(1,627,000)	(1,638,000)
Income taxes	(77,000)	(3,000)

Net loss	$(1,704,000)	$(1,641,000)

Basic and diluted loss per common share	$(0.03)	$(0.03)

Basic and diluted weighted average common shares outstanding	62,703,846	59,879,950

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, January 1, 2008	64,959,649	$650,000	$329,186,000	$(11,507,000)	$(318,618,000)	$(289,000)
Issuance of common stock upon exercise of stock options	57,784	1,000	140,000	—	—	141,000
Common stock issued to employees as compensation in lieu of cash	130,280	1,000	539,000	—	—	540,000
Employee share-based compensation costs	—	—	634,000	—	—	634,000
Non-employee share-based compensation costs	—	—	22,000	—	—	22,000
Net loss	—	—	—	—	(1,704,000)	(1,704,000)

Balance, March 31, 2008	65,147,713	$652,000	$330,521,000	$(11,507,000)	$(320,322,000)	$(656,000)

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(1,704,000)	$(1,641,000)
Non-cash items in net loss:
Depreciation and amortization	328,000	473,000
Employee share-based compensation costs	634,000	483,000
Non-employee share-based compensation costs	22,000	45,000
Common stock issued to employees as compensation in lieu of cash	118,000	—
Loss on extinguishment of debt	—	178,000
Customer deposit forfeiture	—	(2,000,000)
Changes in deferred taxes	3,000	(17,000)
Changes in operating assets and liabilities:
Receivables	187,000	(16,000)
Prepaid and other current assets	357,000	458,000
Accounts payable	88,000	90,000
Deferred revenue	(207,000)	2,131,000
Accrued and other liabilities	431,000	(194,000)

Net cash provided (used) by operating activities	257,000	(10,000)
Investing activities:
Purchases of property and equipment	(71,000)	(247,000)
Restricted cash investments and marketable securities, net	1,734,000	(1,665,000)

Net cash provided (used) by investing activities	1,663,000	(1,912,000)
Financing activities:
Proceeds from exercise of stock options	141,000	—
Payment of short-term notes payable	—	(75,000)

Net cash provided (used) by financing activities	141,000	(75,000)

Increase (decrease) in cash and cash equivalents	2,061,000	(1,997,000)
Cash and cash equivalents, beginning of period	10,524,000	12,783,000

Cash and cash equivalents, end of period	$12,585,000	$10,786,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or “the Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2007 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Standards and Pronouncements
     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The Company has used the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB110 did not have a material impact on its consolidated balance sheets, statements of operations and cash flows.
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
3. Company Overview and Liquidity
     ZixCorp is a provider of hosted Internet applications, delivered via a “Software as a Service” (SaaS) model. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We are currently targeting two market segments that require these core competencies: Email Encryption and e-Prescribing. We offer these services on a subscription basis to our customers who subscribe to use the services for a specified term.
     A typical subscription business requires a significant up-front investment of cash and other resources to establish the service. Until a sufficient mass of subscriber users is obtained, the subscription business will typically operate at a loss. However, once a sufficient mass of users is obtained, the recurring subscription fees exceed the costs of providing the service and the subscription business begins to provide good economic returns as the cost of adding new users is low relative to the incremental subscription revenue.
     In keeping with the typical subscription business model, we have invested significant up-front cash and other resources in our Email Encryption and e-Prescribing businesses. These costs include the costs to initially develop and then maintain our SysTrust certification and SAS 70 (Type II audit report) frameworks for applicable services provided by our Zix Data Center, which operates on a 24/7 basis at a 99.99% level of availability and is the backbone of our Email Encryption and e-Prescribing businesses. Also, in the E-Prescribing line of business we incur significant costs to build an information technology (IT) infrastructure in our prescribers’ offices throughout the country, for prescriber recruitment and training, and to sell to the health care payors, who typically pay for the prescribers’ use of our e-Prescribing service.
     Although the financial models of our two core lines of businesses are similar, they are at different stages of their development. Our Email Encryption business is now generating significant excess cash. In the first quarter 2008, it generated enough cash to cover its costs, our entire Company-wide overhead costs, and the cash investments that we are currently making in our e-Prescribing business. Our e-Prescribing business is not as advanced as our Email Encryption business, does not have sufficient paying customers to cover its costs, and consumes cash. Nevertheless, at this time we believe that our e-Prescribing business will ultimately achieve sufficient customers to generate cash and contribute to profit and, accordingly, we are continuing to invest cash in this line of business. In the first quarter of 2008, we achieved our first ever Company-wide quarter of positive cash flow from operations.
     The Company has total contractual obligations over the next year of $1,241,000 and $3,304,000 over the next three years consisting primarily of various office lease contracts (see Note 13). Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as, investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
Based on cash-flow projections, supported by low contractual future spending commitments, high customer renewals and continued growth in the Email Encryption Service consistent with past rates, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and total cash on hand, the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months. On March 31, 2008, the total for cash, cash equivalents and restricted cash equaled $12,610,000. The Company anticipates maintaining positive cash flow through the first three quarters of 2008, barring an investment in the growth of our business. For example, management may elect to increase its research and development spending to fund new functionality and services. Also, a significant increase in newly contracted deployments for the e-Prescribing service, beyond those deployment levels already forecasted, could increase the spending rate in the next twelve months because of the significant, upfront variable costs associated with establishing the service for new subscribers. The Company does not anticipate issuing stock unless it is deemed appropriate to invest in significant growth opportunities.
     For a further, more detailed discussion on those elements contained in this footnote, we refer the reader to the “Management Discussion and Analysis” (MD&A) discussion contained in this document; with particular focus on the “Overview, Revenue and Liquidity and Capital Resources” sections therein.
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
     The Company develops, markets, licenses and supports services that require high security. The Company’s services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption service, e-Prescribing service, various transaction fees and related professional services. A majority of the revenues generated by the Company are through direct sales; however, for its Email Encryption Service, the Company also employs a network of distributors and resellers and distributes its offerings through a number of OEM contracts. Under all product categories and distribution models, the Company recognizes revenue after all of the following occur: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements are recognized under the residual method only when vendor-specific objective evidence of fair value (VSOE) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement. Occasionally, when the Company is engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
     The Email Encryption Service is a subscription-based service. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of the Company’s ZixVPM service, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In the case of services provided through OEM partners the appliances are housed either in ZixCorp’s data center, or the data center of the OEM Partner. In a subscription service, the customer or OEM partner does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Direct customer subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. In all cases the subscription period begins on the date specified by the parties or when the service is fully functional for the customer, which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded as the services are rendered from the date of acceptance over the subscription period. Subscription fees received from customers in advance are recorded as deferred revenue and then recognized as revenue ratably over the subscription period.
     e-Prescribing service arrangements contain multiple deliverables including both hardware and services. Due to the lack of VSOE, these elements are combined into a single unit of accounting and, similar to Email Encryption, are recognized as revenue ratably over the longer of the subscription term or expected renewal period. Revenue recognition begins upon installation of the required hardware and commencement of service.
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
     For the three months ended March 31, 2008, no single customer accounted for more than 10% of revenue. For the three months ended March 31, 2007, e-Prescribing customer Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately $570,000, or 11% of total revenues and 39% of e-Prescribing revenue.
5. Segment Information
     The Company manages the business in two reportable segments: Email Encryption and e-Prescribing as discussed in Note 3.
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

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$5,289,000	$1,910,000	$—	$7,199,000	$3,934,000	$1,453,000	$—	$5,387,000
Cost of revenues	1,050,000	1,530,000	—	2,580,000	1,195,000	1,658,000	—	2,853,000

Gross margin (loss)	4,239,000	380,000	—	4,619,000	2,739,000	(205,000)	—	2,534,000
Direct expenses	2,867,000	1,835,000	—	4,702,000	2,666,000	1,857,000	—	4,523,000

Segment contribution (loss)	1,372,000	(1,455,000)	—	(83,000)	73,000	(2,062,000)	—	(1,989,000)
Unallocated (expense) / income
Marketing, general and administrative expense	—	—	(1,660,000)	(1,660,000)	—	—	(1,576,000)	(1,576,000)
Loss on extinguishment of debt	—	—	—	—	—	—	(178,000)	(178,000)
Customer deposit forfeiture	—	—	—	—	—	—	2,000,000	2,000,000
Investment and other income	—	—	116,000	116,000	—	—	155,000	155,000
Interest expense	—	—	—	—	—	—	(50,000)	(50,000)

Total	—	—	(1,544,000)	(1,544,000)	—	—	351,000	351,000

Income (loss) before income taxes	$1,372,000	$(1,455,000)	$(1,544,000)	$(1,627,000)	$73,000	$(2,062,000)	$351,000	$(1,638,000)

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

	March 31, 2008	December 31, 2007
Total assets:
Email Encryption	$3,535,000	$3,730,000
e-Prescribing	960,000	1,272,000
Corporate	14,433,000	14,472,000

Total assets	$18,928,000	$19,474,000

6. Stock Options and Stock-based Employee Compensation
     As of March 31, 2008, there were 9,524,080 options outstanding and 1,723,971 available for grant. Of this amount, 1,616,839 options were available for grant to employees and non-director consultants and advisors and 107,132 were available for grant to the Company’s directors. For the three-month period ended March 31, 2008, the total stock-based compensation expense was recorded to the following line items of the Company’s condensed consolidated statement of operations:

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$79,000	$47,000
Research and development expenses	66,000	33,000
Selling, general and administrative expenses	489,000	403,000

Stock-based compensation expense	$634,000	$483,000

     There were 57,784 stock options exercised for the three months ended March 31, 2008, and no exercises for the comparable period in 2007. There were no excess tax benefits recorded in the respective periods. A deferred tax asset totaling $199,000 and $166,000, resulting from stock-based compensation expense, was recorded for the three-months ended March 31, 2008 and 2007, respectively. These deferred tax assets were fully reserved because of the Company’s historical net losses for its United States operations. As of March 31, 2008, there was $5,462,000 of total unrecognized stock based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.25 years.
Stock Option Activity
The following is a summary of all stock option transactions for the three months ended March 31, 2008:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at December 31, 2007	9,538,713	$5.16
Granted at market price	300,464	$4.31
Granted above market price	—	$—
Cancelled or expired	(257,313)	$12.55
Exercised	(57,784)	$2.44

Outstanding at March 31, 2008	9,524,080	$4.95	6.87	$6,480,000

Options exercisable at March 31, 2008	6,356,971	$5.79	6.03	$3,230,000

     At March 31, 2008, the Company had 4,009,987 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options is $6,480,000.
Common Stock Issued in Lieu of Cash
     At March 31, 2008, the Company held 489,392 shares of common stock in reserve under a shareholder approved plan for potential future grant in lieu of cash compensation to employees. For the three-month period ended on March 31, 2008, there were 130,280 shares issued at a weighted average price of $4.32. Common stock issued to employees for variable compensation, including certain sales commissions and management bonuses, in lieu of cash, totaled $540,000 for the three months ended March 31, 2008.
For additional or supplemental information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007.
7. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and non-cash activities:

	Three Months Ended March 31,
	2008	2007
Cash paid for interest	$—	$6,000

Cash paid for income tax	$53,000	$25,000

Noncash investing and financing activities:
Issuance of common stock and warrants related to the restructure of the prior promissory note payable	$—	$1,393,000

Issuance of a replacement promissory note payable	$—	$1,477,000

Accrued expenses related to fixed asset purchases	$—	$33,000

Assets sold to customers as part of their subscription service	$5,000	$—

Stock issued for accrued expenses	$422,000	$—

8. Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008. The impact of adoption was not significant. Accordingly, the financial assets and liabilities as reported in the Company’s financial statements approximate their respective fair value.
     In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 was effective beginning in fiscal year 2008. The adoption of SFAS 159 had no impact on the Company’s financial statements.
9. Receivables, net

	March 31,	December 31,
	2008	2007
Gross trade accounts receivable	$5,184,000	$4,513,000
Allowance for returns and doubtful accounts	(76,000)	(66,000)
Unpaid portion of deferred revenue	(4,176,000)	(3,328,000)

Trade receivables, net	932,000	1,119,000
Note receivable	488,000	488,000
Allowance for note receivable	(488,000)	(488,000)

Note receivables, net	—	—

Total receivables, net	$932,000	$1,119,000
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
     The note receivable as of March 31, 2008, and December 31, 2007, reflects the remaining balance of an original note with an original principal amount of $540,000 issued in conjunction with the sale of MyDocOnLine, Inc., and its remaining product line, Dr. Chart, in September 2005 (See Note 6 to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
     The note receivable matured in January 2008, however, there were no principal or interest payments made in the quarter ended March 31, 2008. Upon its maturity, the Company and MITEM began discussions regarding a second restructuring arrangement, which will most likely consist of a partial payment on the outstanding balance at the time of restructure, plus some type of short-term convertible note. The completion of such a restructuring arrangement is contingent upon MITEM securing financing arrangements with a third party.
     As the note receivable is fully reserved, any future payments received from MITEM will be recorded as gains on the prior sale of the product line.
10. Prepaid and other current assets

	March 31,	December 31,
	2008	2007
Inventory	$153,000	$218,000
Deferred cost of sales charges	219,000	301,000
Prepaid insurance, maintenance and other	821,000	1,013,000
Tax related	—	13,000

Prepaid and other current assets	$1,193,000	$1,545,000
     Inventory - The Company’s inventory consists mainly of the costs of handheld devices and related networking hardware for e-Prescribing. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. As a general practice, the Company maintains a 60 to 90 day supply of inventory.
     Deferred cost of sales charges - In accordance with the Company’s revenue recognition policy, the revenue associated with certain e-Prescribing deployments is being recognized ratably over the service period. To properly match direct costs with revenue, the Company defers the direct costs of each deployment expected to be recovered. The deferred costs are then amortized into cost of revenues ratably over the period in which revenue is recognized, i.e. the service period. These costs consist mainly of the cost of the handheld device and related networking hardware.
     Prepaid insurance, maintenance and other - This category includes the Company’s prepaid business-related insurance costs, which are amortized ratably over the applicable coverage periods. The maintenance and other portions of this category represent the prepaid hardware maintenance and software licenses and support costs which are amortized ratably over the applicable maintenance or support periods, most of which relate to activities within the Company’s data center. Other service-related prepaid costs included in this category are expensed at the time the services are rendered.
11. Notes Payable
     The Company had no debt from borrowings at either March 31, 2008, or December 31, 2007. However, during the first quarter of 2007, the Company did incur interest expense on two then-existing note payable instruments. One instrument involved both an original and a restructured note with a third party, sanofi-aventis, Inc. The second note related to the financing of the company’s 2007 commercial insurance coverage and involved a third party named Cananwill, Inc. For additional or supplemental information regarding these notes see Note 13 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007.

12. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the condensed consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, as a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	March 31,
	2008	2007
Stock options	9,524,080	9,618,935
Warrants issued in relation to debt and equity arrangements	10,434,804	13,547,193

Total antidilutive securities excluded from EPS calculation	19,958,884	23,166,128

The Company does not anticipate issuing stock, unless it is deemed appropriate to invest in significant growth opportunities.
13. Commitments and contingencies
Leases
     The Company leases its office facilities under non-cancelable operating lease agreements. The Company is obligated to make future non-cancelable payments under various office lease contracts. The following table summarizes our contractual cash obligations as of March 31, 2008:

	Payments Due by Period
	Total	1 Year	2-3 Year	> 3 Years
Operating leases	$6,436,000	$1,214,000	$2,063,000	$3,159,000
     These contractual obligations will be partially offset by the receipt of sublease payments totaling $59,000 and $65,000 in 2008 and 2009 respectively. ZixCorp has not entered into any material, non-cancelable purchase commitments at March 31, 2008.
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
     The Company and the plaintiffs have agreed to settle the Class Actions within the Company’s directors’ and officers’ liability policy limits, and without the admission of any wrongdoing and without the payment of any monies, by the Company or the individual defendants to the plaintiffs or their counsel. The proposed settlement has received the preliminary approval of the Federal Court, and consistent with the Federal Rules of Civil Procedure, the class members are being provided notice of the proposed settlement and are being given the right to object or opt-out of the proposed settlement. The Court will hold a final approval hearing on June 16, 2008. Final settlement of the Class Actions is subject to final approval by the Federal Court.
     There is no assurance that any action noted above can be brought into, or otherwise bound by, the proposed settlement, that the proposed settlement will receive the required court approvals, or will otherwise become effective.
     The Company, throughout these litigations, has strenuously denied and continues to deny each of the allegations of wrongdoing and liability against it whatsoever. It decided to settle the Class Actions solely to avoid the burdens, risk, and substantial expense that would result from the continuation of these actions.
     As described in Note 14 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007, the Company was involved in a legal proceeding involving a former employee relating to that person’s separation from employment from the Company in 2006 in connection with the Company’s reduction in force that year that was undertaken to reduce employee headcount and expenses. The matter was submitted to binding arbitration pursuant to an alternate dispute resolution agreement between the parties. No accrual for a potential loss was recorded in the Company’s consolidated financial statements for the fiscal year ending December 31, 2007. The arbitrator ruled in our favor and the former employee was awarded zero by the arbitrator.
     The Company has severance agreements as of March 31, 2008, with certain employees that would require the Company to pay approximately $1,743,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     ZixCorp is a provider of hosted Internet applications, delivered via a “Software as a Service” (SaaS) model. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We are currently targeting two market segments that require these core competencies: Email Encryption and e-Prescribing. We offer these services on a subscription basis to our customers who subscribe to use the services for a specified term.
     A typical subscription business requires a significant up-front investment of cash and other resources to establish the service. Until a sufficient mass of subscriber users is obtained, the subscription business will typically operate at a loss. However, once a sufficient mass of users is obtained, the recurring subscription fees exceed the costs of providing the service and the subscription business begins to provide good economic returns as the cost of adding new users is low relative to the incremental subscription revenue.
     In keeping with the typical subscription business model, we have invested significant up-front cash and other resources in our Email Encryption and e-Prescribing businesses. These costs include the costs to initially develop and then maintain our SysTrust certification and SAS 70 (Type II audit report) frameworks for applicable services provided by our Zix Data Center, which operates on a 24/7 basis at a 99.99% level of availability and is the backbone of our Email Encryption and e-Prescribing businesses. Also, in the E-Prescribing line of business we incur significant costs to build an information technology (IT) infrastructure in our prescribers’ offices throughout the country, for prescriber recruitment and training, and to sell to the health care payors, who typically pay for the prescribers’ use of our e-Prescribing service.
     Although the financial models of our two core lines of businesses are similar, they are at different stages of their development. Our Email Encryption business is now generating significant excess cash. In the first quarter 2008, it generated enough cash to cover its costs, our entire Company-wide overhead costs, and the cash investments that we are currently making in our e-Prescribing business. Our e-Prescribing business is not as advanced as our Email Encryption business, does not have sufficient paying customers to cover its costs, and consumes cash. Nevertheless, at this time we believe that our e-Prescribing business will ultimately achieve sufficient customers to generate cash and contribute to profit and, accordingly, we are continuing to invest cash in this line of business. In the first quarter of 2008, we achieved our first ever Company-wide quarter of positive cash flow from operations.
     Operationally, the success of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “new first year orders”) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	Additional payor sponsorship of the e-Prescribing service to prescribers by new or existing insurance payors;

•	Successful adoption and usage of the e-Prescribing service by prescribers;

•	Retention of the users (prescribers) of the e-Prescribing service as indicated by subscription renewals;

•	Future transaction fees (or related fees) associated with the use of the e-Prescribing service; and

•	Our ability to increase business volume with reasonable cost increases.

     Known trends regarding these key metrics and their implication on the Company’s current and future capital requirements are discussed throughout this “Management Discussion and Analysis” (MD&A).
     There are no assurances that the Company will be successful in its efforts to achieve success in these key metrics. The Company’s continued growth depends on the timely development and market acceptance of its products and services. The Company has incurred significant operating losses and used significant cash resources in prior years. The Company experienced improvement in its cash-flow performance in 2007. In first quarter of 2008, the Email Encryption business generated sufficient cash to cover the cash requirements for Email Encryption, corporate overhead, and the investment in e-Prescribing to produce the Company’s first ever quarter of positive cash flow from operations. It is the Company’s objective to sustain a positive cash flow performance in the near term, while balancing the need to invest in its core businesses. We have adequate cash for the next twelve months and we anticipate maintaining positive cash flow in at least the first three quarters of 2008, barring an investment in the growth of the business. Despite its recent improved cash flow performance, the Company does expect to report further operating losses in its consolidated financial statements for 2008. See “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for more information on risk factors relevant to the Company’s operations and future prospects.
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
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified property and equipment aggregating $1,966,000 or 10% of total assets at March 31, 2008. Property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     Deferred Tax Assets - Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At March 31, 2008, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $113,573,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.

     Revenue Recognition - The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America, as promulgated by Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With respect to Certain Transactions, EITF Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, and other related pronouncements. Accounting for revenue is complex due to the long-term and often multiple element nature of the Company’s contracts with customers and the potential for incorrect application of accounting guidance. This requires that revenue recognition be considered a critical accounting policy. (See Note 4 to Condensed Consolidated Financial Statements).
     Deferred cost of sales charge - In accordance with the Company’s revenue recognition policy, the revenue associated with certain e-Prescribing deployments is recognized ratably over the service period. To properly match direct costs with revenue, the Company defers the direct costs of each deployment expected to be recovered. The deferred costs are then amortized into cost of revenues ratably over the period in which revenue is recognized, i.e. the service period. These costs consist mainly of the cost of the handheld device and related networking hardware. The deferred cost of sales charge of $219,000 and $301,000 is included in prepaid and other current assets as of March 31, 2008, and December 31, 2007, respectively.
     Stock-based compensation — The Company adopted SFAS 123(R), Share-Based Payment on January 1, 2006, and elected to use the modified prospective method along with the straight line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation plans under the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations.
     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The Company has used the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB110 did not have a material impact on its consolidated balance sheets, statements of operations and cash flows.
     Results of Operations
First Quarter 2008 Summary of Operations
Financial Statement
•	Revenue for the quarter ended March 31, 2008, was $7,199,000 compared with $5,387,000 for the same period in 2007.

•	Gross Margin for the quarter ended March 31, 2008, was $4,619,000 or 64% of revenues compared to $2,534,000 or 47% of revenues for the comparable period in 2007.

•	Email Encryption — gross margin for this segment for the quarter ended March 31, 2008, was $4,239,000 or 80% of revenues totaling $5,289,000 compared to $2,739,000 or 70% of revenues totaling $3,934,000 for the comparable period in 2007.

•	e-Prescribing — gross margin for this segment for the quarter ended March 31, 2008, was $380,000 or 20% of revenues totaling $1,910,000 compared to a gross margin loss of $205,000 or a negative 14% of revenues totaling $1,453,000 for the comparable period in 2007.

•	Loss before income taxes for the quarter ended March 31, 2008, was $1,627,000 compared with a loss before income taxes of $1,638,000 for the same period in 2007.

•	The Company’s ending unrestricted cash balance at March 31, 2008, was $12,585,000.

•	Net cash provided by operating activities for the first three months of 2008 was $257,000. Total cash and cash equivalent balances (including unrestricted and restricted cash) increased by $327,000 in the first quarter of 2008, approximately $140,000 of which came from the exercise of stock options.
Operations
•	The Company secured new first year orders in the quarter ended March 31, 2008, totaling $1,432,000 for its Email Encryption services and achieved customer contract renewals of 93% on a contract value basis for Email Encryption customers. The customer contract renewal rate on an annualized basis has consistently remained at or above 95%. See “Revenues — Email Encryption” below for more information.

•	The Company deployed approximately 230 new e-Prescribing devices to prescribers under sponsorship arrangements with several insurance payor/sponsors.

•	The Company achieved approximately 2,235,000 electronic prescriptions transacted in the three months ended March 31, 2008, through use of its e-Prescribing service.
     Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended,		3-month Variance
	March 31,		2008 vs. 2007
	2008	2007	$	%
Email Encryption	$5,289,000	$3,934,000	$1,355,000	34%
e-Prescribing	1,910,000	1,453,000	457,000	31%

Total revenues	$7,199,000	$5,387,000	$1,812,000	34%

     Email Encryption — The revenue increase of $1,355,000 (34%) for the three-month period ended March 31, 2008, over the comparable period in 2007 is due to the Company adding new subscribers to the service while renewing a high percentage of existing subscribers as their service contracts expire. Additions to the subscriber base are best measured by new first-year orders which are defined as the amount of new orders that are scheduled to be recognized as revenue in the first twelve months of the contract. For the three-month period ended March 31, 2008, the new first-year orders were approximately $1,432,000. This compares to new first year orders of $1,406,000 and $1,352,000 for the three-month periods ending December 31, 2007 and March 31, 2007, respectively.
     The recurring nature of the subscription model also makes revenue rise in a predictable manner, assuming continued new additions to the subscription base and adequate subscription renewal rates. The Company announced a slight price increase for its ZixVPM services effective in January 2008. Beyond this price increase, the Company’s list pricing for Email Encryption has remained generally consistent in the past twelve months and the Company has experienced relatively consistent discount percentages off the list price. In general, customers that are due for renewal are renewed at a price equal to or greater than their previous service period.
     e-Prescribing — The $457,000 revenue increase for the three-month period ended March 31, 2008, versus the same period 2007, resulted primarily from deployment revenue of $400,000 of which $350,000 related to the one-time achievement of deployment related metrics on a single contract while the remaining $50,000 was from new e-Prescribing users.
     A single customer accounted for $410,000 of transaction/usage-based fees for the three months ended March 31, 2008. These fees were based in part on improvements in the measured results in prescribing behaviors consistent with the agreed upon goals between the Company and the payor/sponsor. The contract for the improvement-based fees for this customer is expected to be completed in the second quarter of 2008. The Company will endeavor to replace completed contracts with new contracts with existing and/or new customers, but it is not known if the Company will be successful in its efforts.
     Revenue Outlook: The Company’s future revenue growth for the remainder of 2008 is primarily expected to come from continued success in the Email Encryption business, while targeting the healthcare, finance, insurance and government sectors. Email Encryption revenue growth is expected to mirror the 2007 annual performance rate of approximately 30%. While the Company has experienced a greater than 40% revenue increase in e-Prescribing for calendar years 2007 and 2006, continued growth in this segment is almost entirely dependent on the Company securing new (or expanding existing) payor sponsorship contracts in the first six months of calendar year 2008. In 2007 and continuing into the first quarter 2008, the Company secured commitments with payors to deploy significantly fewer new prescribers than in previous years. Consequently, the Company’s backlog of yet-to-be-deployed new prescribers at March 31, 2008 has been largely depleted. Thus, absent securing contracts for a sufficient number of newly sponsored prescribers in the first half of 2008, the Company will expect revenue from its e-Prescribing services to decline in 2008. Despite the decline in the backlog of contracted new subscribers, the Company believes that there is high interest on the part of (a) currently contracted payors in expanding their existing programs, and (b) prospective payors who are in the exploratory phases of committing to executing a new sponsorship contract. However, there can be no assurance the Company will be successful in expanding its current payor programs or contracting with new payors.
     Revenue Indicators — Backlog, Orders, and Deployments
     Company-wide backlog — The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of March 31, 2008, the backlog was approximately $34,800,000 and is comprised of approximately $15,900,000 of deferred revenue that has been billed and paid and 18,900,000 that has either not yet been billed or has been billed, but not collected in cash as of March 31, 2008. The backlog can also be divided by product segment, of which approximately $31,700,000 was for Email Encryption and $3,100,000 for e-Prescribing.
     The backlog is recognized into revenue as the services are performed. Approximately half of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     The Company’s future revenue growth from Email Encryption, beyond what is scheduled to be recognized from the backlog, is determined by total orders for Email Encryption, which are made up of: (a) renewals from existing customers (renewal of usage by previously existing users with previously in-use products) whose contracts are expiring and (b) new orders (new orders from new users in existing customer accounts, new products in existing accounts and brand new customers). To forecast the near term impact of these new orders we use the metric we call New First Year Orders (NFYOs), which only looks at the first twelve months of a new contract (contracts are typically three years in length) to forecast the near term impact on revenue. For e-Prescribing, the future revenue will be determined by securing additional payor sponsorships, increasing adoption and utilization by the prescribers, renewing existing prescribers as they expire, and developing additional transaction-based fees.
     Email Encryption Orders — Total orders include customer orders that management separates into three components for measurement purposes: NFYOs, the remaining years on these multi-year orders, and contract renewals. Total order input for Email Encryption in the three-month period ended March 31, 2008, was approximately $8,700,000 compared with $5,200,000 for the same period in 2007.
     The following table provides the relevant trend of new first-year orders:

	2008	2007
Three month period ending:
March 31	$1,432,000	$1,352,000
June 30	—	1,397,000
September 30	—	1,359,000
December 31	—	1,406,000

Total new first year orders	$1,432,000	$5,514,000

     The customer contract renewal rate on an annualized basis has consistently remained at or above 95% which with new orders in the quarter, will lead to continued revenue growth. This renewal metric is based on the twelve month dollar value of bookings for our gateway and portal customers. In general, contracts are renewed at a price equal to or greater than their previous service period. However, there are no assurances that potential increased competition in this market or other factors will not result in future price erosion. Such a price erosion, should it occur, could have a dampening effect on the Company’s renewal-related revenue.
     The Company continues to experience a high percentage of customers who choose to subscribe to the Email Encryption Service for a three-year term versus a one-year term. The Company expects this preference of a high percentage of its customers for a longer contract term to continue in 2008, as the Company has priced its services in a manner that encourages longer-term contractual commitments from customers.

     While ZixCorp continues to foresee steady demand from the healthcare sector, the industry is beginning to mature. Consequently, the Company has increased its efforts to diversify its business into additional sectors. The Company’s continued focus on markets such as financial services, insurance and government along with the increased use of indirect distribution channels should enable it to sustain or increase the new first year order rate in 2008.
     e-Prescribing — In e-Prescribing, the Company builds its subscriber base by contracting with health insurance companies (“payor/sponsors”) to pay for (i.e. “sponsor”) physicians in their network to receive the e-Prescribing service at no charge to the prescriber for at least the first year of service. Currently, the Company has active contracts with eight such payor/sponsors. The current list prices for the initial service period and subsequent annual renewal periods for the e-Prescribing service are $2,000 and $600, respectively. Future revenue growth is dependent on expanding current payor sponsorships, securing additional payor contracts, achieving and increasing adoption, utilization and retention by the sponsored physicians, renewing service contracts for active prescribers at the end of their sponsorship, and developing additional transaction-based fees.
     The deployment of new subscribers and converting them into active users of the service are key indicators of future revenue growth. In the three-month period ended March 31, 2008, the Company deployed approximately 230 users compared with approximately 500 for the same period in 2007. The Company had approximately 230 sponsored, but not yet deployed prescribers in deployment backlog as of March 31, 2008. e-Prescribing deployments for the second quarter are expected to be approximately 100 deployments. Despite the decline in yet-to-be-deployed new subscribers, the Company believes that there is high interest on the part of currently contracted payors in expanding their existing programs and prospective payors who are in the exploratory phases of committing to executing a new sponsorship contract. However, there can be no assurance the Company will be successful in expanding its current payor programs or contracting with new payors.
     Absent securing contracts for a sufficient number of new sponsored prescribers, the Company will expect revenue from its e-Prescribing services to decline beginning in the second quarter of 2008. As of March 31, 2008, the Company had approximately 3,350 active prescribers using the service, as compared to approximately 3,300 as of December 31, 2007. The level of active users represents that portion of the total deployed base that is using the service on a consistent basis, making it a key indicator for retention and future renewal opportunity. Based on current trends, the Company believes that between 60%-70% of the users deployed in recent quarters will become active users. The Company also experiences attrition among its active users. The Company continues its efforts to identify solutions for lowering the rate of attrition.
     Sponsorship contracts typically specify that physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, Blue Cross Blue Shield of Massachusetts recently determined to renew the service for their qualified active users for a fourth year. Currently, seven out of our eight payor/sponsors under contract have either renewed their respective active subscribers or have expressed intent to do so. The remaining payor/sponsor is United Healthcare which was signed in the second half of 2007 and is not due to renew. For those users not meeting the threshold of being considered active and thus not being eligible for continued sponsorship by a payor sponsor, the Company attempts to contract directly with the individual user or medical practice.
     The total transaction and usage-based fees recognized as revenue during the quarter ended March 31, 2008, was $537,000 compared to $511,000 for the same period in 2007. The Company has signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. While increasing the number of active users should increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. The Company is seeking such agreements with healthcare payors. The Company believes that the source of new transaction related fees will come from these healthcare payors in the marketplace — both existing and new payors that sponsor e-prescribing programs as well as other payors that have insured members visiting doctors that already use the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the Company believes that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     Finally, sources for other transaction fees include parties who benefit from a real-time, electronic connectivity with PocketScript users. The Company is seeking to establish additional fees to extend its revenue for this platform. For example, the Company currently has contracts under which it earns fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefit managers (PBM). Additionally, the Company is piloting a disease management program with one of its payors which alerts physicians through the e-Prescribing service that a patient may be eligible for enrollment in the disease management program.

     The number of prescriptions written using the PocketScript service and thus transmitted through the ZixData Center has been growing on a year-over-year basis. In 2007, the Company transacted approximately 7,400,000 prescriptions compared to 5,300,000 prescriptions in 2006. The Company is investing greater sales effort and post-deployment attention to maximizing usage so as to maximize future revenue potential both through renewals and transaction fees.
     At current deployment rates the Company cannot achieve its business objectives of the e-Prescribing segment becoming cash flow sufficient on a standalone basis in the near term. However, the Company believes that the market has potential and is working with payor customers and prospective customers to demonstrate return on investment and other related benefits in an effort to significantly increase the number of prescribers sponsored by payors. If successful, the Company will increase quarterly deployment rates and thereby accelerating cash flow breakeven for the e-Prescribing segment.
   Cost of Revenues
     The following table sets forth a quarter-over-quarter comparison of the Company’s cost of revenues by product segment. The Company’s two product segments, Email Encryption and e-Prescribing, have direct cost of revenues that are readily identifiable between the two product segments in 2008 and 2007. Those estimates and assumptions are provided here for comparative purposes.

	Three Months Ended,		3-month Variance
	March 31,		2008 vs. 2007
	2008	2007	$	%
Email Encryption	$1,050,000	$1,195,000	$(145,000)	(12%)
e-Prescribing	1,530,000	1,658,000	(128,000)	(8%)

Total cost of revenues	$2,580,000	$2,853,000	$(273,000)	(10%)

     The decrease in cost of revenues of $273,000 for the three month period ended March 31, 2008, consisted of decreased cash expenses of $213,000 and reductions in non-cash expenses of $60,000. The decreased cash expenses consisted principally of reduced non-people costs stemming principally from the slow-down in the deployment of handheld devices. The non-cash reduction consisted principally of decreased depreciation expense of $97,000 due principally to certain fixed assets becoming fully depreciated between the respective periods. This decrease was partially offset by increased stock-based compensation expense of $32,000 and the cost of stock issued in the lieu of cash for earned commissions or bonuses.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which is currently not fully utilized. Accordingly, cost of revenues is relatively fixed in nature and is expected to grow at a slower pace than revenue. Email Encryption has shown the ability to grow revenues, while leaving cost of revenues flat or only marginally increasing as more efficient methods of product delivery and service have been implemented. For example, the Email Encryption revenues for the three-month period ending March 31, 2008, have increased $1,355,000, or 34%, when compared to the same period in 2007, but the cost of revenues have actually decreased as indicated above.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, training and e-Prescribing device costs. For the e-Prescribing service, a greater proportion of total cost of revenues relates to the field deployment and device costs versus the Email Encryption service. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated with demand. Accordingly, the decreased costs for the three-month period ending March 31, 2008, versus the comparable period in 2007 reflects a decrease in variable costs due to the slowdown in deployments of handheld devices.
   Research and Development Expenses
     The following table sets forth a quarter-over-quarter comparison of the Company’s research and development expenses:

			3-month Variance
	Three Months Ended, March 31,		2008 vs. 2007
	2008	2007	$ %
Research and Development	$1,545,000	$1,299,000	$246,000	19%

     Research and development expenses increased $246,000 or 19% in the three-month period ended March 31, 2008, compared to the same period in 2007. The increase consists of $230,000 for cash expenses and $16,000 for non-cash expenses. Cash expenses increased due principally to people costs associated with increased development activities. Non-cash expenses increased due to stock-based compensation expense slightly offset by decreases in depreciation expense.
   Selling, General and Administrative Expenses
     Selling, general and administrative expenses were basically flat between periods. Looking ahead, the Company believes these expenses will remain relatively flat throughout 2008 or increase slightly due to potential additions to the sales force.
     The following table sets forth a quarter-over-quarter comparison of the Company’s selling, general and administrative expenses:

	Three Months Ended,		3-month Variance
	March 31,		2008 vs. 2007
	2008	2007	$	%
Marketing expenses	$885,000	$919,000	$(34,000)	(4%)
Sales expenses	2,272,000	2,310,000	(38,000)	(2%)
General and administrative expenses	1,660,000	1,571,000	89,000	6%

Total selling, general and administrative expenses	$4,817,000	$4,800,000	$17,000	(0%)

   Customer Deposit Forfeiture
     In the first quarter of 2007, the Company recorded a $2,000,000 reduction of certain operating expenses resulting from forfeiture by sanofi-aventis U.S. Inc. (“sanofi-aventis”) of a customer deposit. See Note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K.
   Investment and Other Income
     Investment income was $116,000 and $155,000 for the quarters ended March 31, 2008 and 2007, respectively. The decrease is attributable to reduced interest rates between the respective periods.
   Interest Expense
     The Company incurred no interest expense in the first quarter of 2008. During the first quarter of 2007, the Company incurred $50,000 interest expense on two then-existing note payable instruments. One instrument involved both an original and a restructured note with a third party, sanofi-aventis. The second note related to the financing of the Company’s 2007 commercial insurance. For additional or supplemental information regarding these notes see Note 13 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007.
   Loss on extinguishment of debt
     In the first quarter of 2007, the Company recorded a loss on extinguishment of debt of $178,000 following its announcement on February 28, 2007, that it had entered into a definitive agreement with sanofi-aventis U.S. Inc., a successor-in-interest to Aventis Inc., to restructure the indebtedness under a promissory note in the original principal amount of $3,000,000 held by sanofi-aventis (see Note 13 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007).
   Income Taxes
     Income tax expenses were $77,000 and 3,000 for the three-month periods ended March 31, 2008 and 2007, respectively. The tax expense relates to the operations of the Company’s Canadian subsidiary. The increase between periods is primarily due to payments in the first quarter 2008 of earned 2007 commissions and bonuses with the issuance of the Company’s common stock in lieu of cash. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income.
     The Company’s deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, the Company’s ability to fully utilize its deferred tax assets, including its net operating loss carry forwards, against future taxable income may be limited.

     As of January 1, 2007, as required, the Company adopted the FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” There was an insignificant amount of interest expense accrued or recognized related to income taxes for the three-month period ended March 31, 2008. There was no selling, general and administrative expense accrued or recognized for the same periods. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended March 31, 2008, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.
   Net Loss
     As a result of the foregoing, the Company’s net loss was $1,704,000 for the three months ended March 31, 2008, and $1,641,000 for the corresponding period in 2007.
Liquidity and Capital Resources
Overview
     In first quarter of 2008, the Email Encryption business generated sufficient cash to cover the cash requirements for Email Encryption, corporate overhead, and the investment in e-Prescribing to produce the Company’s first ever quarter of positive cash flow from operations. It is the Company’s objective to sustain positive cash flow performance in the near term, while balancing the need to invest in its core businesses. We have adequate cash for the next twelve months and we anticipate maintaining positive cash flow in at least the first three quarters of 2008, barring an investment in the growth of the business. Despite its recent improved cash flow performance, the Company does expect to report further operating losses in its consolidated financial statements for 2008. See “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for more information on risk factors relevant to the Company’s operations and future prospects.
     The Company has total contractual obligations over the next year of $1,241,000 and $3,277,000 over the next three years consisting primarily of various office lease contracts (see Note 13 to the Condensed Consolidated Financial Statements). Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as, investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
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
     Operationally, the future cash flow of the Company is primarily dependent upon the key metrics identified under “Overview” above on page 14.
     Email Encryption — The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. In the first quarter of 2008, as well as years 2007 and 2006, cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption. The Company achieved the cash flow positive state by keeping costs relatively flat while continuing to book new first-year orders (approximately $1,432,000 for the first quarter of 2008, $5,500,000 for year 2007 and $4,700,000 for year 2006), as well as maintaining a high customer renewal rate of existing customers whose initial contracted service period had expired. This rate, on an annualized basis, has consistently remained at or above 95%. The Company expects the Email Encryption business to continue generating cash receipts in excess of its specific operating costs in the next twelve months assuming continued addition of new subscribers at historical rates and maintaining consistent subscriber renewal rates.

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
     At March 31, 2008, the Company had eight insurance payors under contract and a backlog of approximately 230 sponsored, but not-yet-deployed units. In the three-month period ended March 31, 2008, the Company deployed approximately 230 users compared with approximately 500 for the same period in 2007. However, not all users to whom the e-Prescribing service is deployed become active. Based on current trends, the Company believes that between 60%-70% of the users deployed in 2007 and the first quarter of 2008 will ultimately become active users. As of March 31, 2008, the Company had approximately 3,350 active prescribers using the service. Additionally, the Company continues to experience some attrition in its deployed and active user base. As a result of these experiences, the Company continues to review and target changes to its contracts, recruiting and training strategy in an effort to increase active rates.
     Sponsorship contracts typically specify that physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, Blue Cross Blue Shield of Massachusetts recently determined to renew the service for their qualified active users for a fourth year. Currently, seven out of our eight payor/sponsors under contract have either renewed their respective active subscribers or have expressed intent to do so. The remaining payor/sponsor is United Healthcare which was signed in the second half of 2007 and is not yet due to renew. For those users not meeting the threshold of being considered active, and thus not being eligible for continued sponsorship by a payor sponsor, we attempt to contract directly with the individual user or medical practice.
     The number of active users required to cover both fixed and variable costs for the e-Prescribing business will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. The total transaction and usage-based fees recognized as revenue during the quarter ended March 31, 2008 was $537,000 compared to $511,000 for the same period in 2007. The Company has signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. While increasing the number of active users should increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. The Company is seeking such agreements with interested parties. The Company believes that the source of new transaction related fees will come from these healthcare payors in the marketplace — both existing and new payors that sponsor e-prescribing programs, as well as other payors that have insured members visiting doctors that already use the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the Company believes that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     Despite the decline in forecasted new subscribers in its e-Prescribing business, the Company believes that there is high interest on the part of (a) currently contracted payors in expanding their existing programs, and (b) prospective payors who are in the exploratory phases of committing to executing a new sponsorship contract. Further, at current deployment rates per quarter, the Company cannot achieve its business objectives of the e-Prescribing segment becoming cash flow sufficient on a standalone basis in the near term. However, the Company believes that the market has potential and is working with payor customers and prospective customers to demonstrate return on investment and other related benefits in an effort to significantly increase the quantity of prescribers sponsored. Further, the Company continues to closely monitor developments in the e-Prescribing market and will make its investment decisions in line with its expectation of future returns. The extent and timing of the Company’s success (or lack thereof) in the e-prescribing market will have significant impact on cash flow performance. The Company believes it has the ability to adjust overall cash spending to react to shortfalls in projected cash.
   Sources and Uses of Cash Summary
     Ending cash, cash equivalents and marketable securities on March 31, 2008, was $12,585,000 versus $10,786,000 on March 31, 2007. These balances exclude restricted cash of $25,000 at March 31, 2008, and $1,700,000 at March 31, 2007. Restricted cash is not available for operations because of contractual restrictions placed on that cash, primarily from placement of the cash in collateral accounts used to secure debt.

     The following table shows various sources and uses of operating cash for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	Variance
Operating cash receipts	$7,701,000	$7,980,000	$(279,000)	(3%)
Net operating cash spending	(7,444,000)	(7,990,000)	546,000	7%

Net cash provide (used) by operating activities	$257,000	$(10,000)	$267,000

     For the three-month period ended March 31, 2008, the net cash provided by operating activities improved $267,000 over the comparable period in 2007. Overall, the Email Encryption Service yielded positive cash flow from operations while e-Prescribing had negative cash flow from operations. Cash flow from operations is a management measurement computed from total cash receipts minus cost of revenues and direct costs, but excluding total unallocated expense/income. Email Encryption has seen year-on-year growth in cash flow because of continued growth in new subscriptions, its high rate of customer renewals and some customers electing to prepay their entire multi-year contract up front. The Company anticipates that year-on-year growth in cash flow will continue for Email Encryption as long as new subscriptions and the rate of customer renewals are sustained. The emerging nature of the e-Prescribing market makes the expected cash usage for the Company’s e-Prescribing service in the next twelve months less predictable. Improved cash utilization for the e-Prescribing service is dependent upon securing new or the expansion of existing payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction and performance-based fees.
     As reported in the consolidated statements of cash flows, net cash flows provided by investing activities was $1,663,000 for the three-month period ended March 31, 2008, compared to net cash flows used by investing activities of $1,912,000 for the comparable period in 2007. Of these respective quarterly totals, $71,000 and $247,000 were used to purchase various computing equipment primarily to satisfy customer contracts. Most prevalent are purchases of computer servers for the Email Encryption business, which are required to deliver the Company’s services. The other significant activity between periods included net proceeds from the sale of marketable securities of $1,734,000 for the three months period ending March 31, 2008, compared to the net purchases of marketable securities of $1,665,000 for the comparable period in 2007.
     Net cash provided by financing activities for the three-month period ending March 31, 2008, was $141,000 compared to net cash used by financing activities of $75,000 for the comparable in 2007. The total for 2008 consists entirely of proceeds from the exercise of stock options. Net cash used by financing activities in the comparable period in 2007 related entirely to a small, then-outstanding note payable, which was paid ratably in 2007.
Cash Sources
     The following items are essential to the Company’s future operating cash sources:
•	contractual backlog;

•	Email Encryption growth and retention;

•	e-Prescribing growth and retention; and

•	e-Prescribing transaction and performance-based fees.
     Backlog – The Company’s end-user order backlog is approximately $34,800,000 and is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of approximately $15,900,000 of deferred revenue that has been billed and paid and $18,900,000 that has either not yet been billed or has been billed, but not collected in cash as of March 31, 2008. The Company estimates that approximately half of the amount not yet billed will be billed in the next twelve months.
     Email Encryption growth and retention — The Company collected cash receipts of $5,621,000 in the three months period ending March 31, 2008. The Company estimates cash receipts from Email Encryption in the next twelve months will be approximately $26,800,000. The Company assumes it will collect contractually billed amounts, experience continued high renewal rates and continue to add new first-year orders in the range of the new first-year orders demonstrated in the past twelve months, experience continued growth in its indirect channels to market and experience continued customer prepayments on some multiple-year contracts. The Company believes that the anticipated increase in cash receipts can be achieved with minimal additional costs.

     e-Prescribing growth and retention — The Company’s go-to-market model in e-Prescribing has been to contract with healthcare payors who pay the Company to provide service to prescribers for at least one year. The Company continues to believe this model is the most cost-effective method of pursuing the market at this time. The Company has demonstrated selling and deployment success with this model with eight major insurance payors. The Company’s current list price for the first year of the service is $2,000, which includes twelve months of service as well as set up fees, and a $600 per year fee for service in subsequent years. The Company currently has a usage-based arrangement with one of its payors that provides for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior. In light of the relatively low margins on installation and service during the initial year of deployment, the Company’s ability to promote high utilization rates for each prescriber, and thus, to increase the likelihood of renewals and the generation of transaction fees, is a key aspect of the Company’s cash flow breakeven plan for its e-Prescribing business.
     e-Prescribing transaction and performance-based fees — The Company’s go-to-market model in e-Prescribing also involves securing additional contracts where customers pay for various transactions that occur through the e-Prescribing service. For example, the Company has signed four contracts with transaction-based fees or the equivalent with existing and new healthcare payors. While increasing the number of active users should increase the prescriptions written and thus increase the potential for transaction fees under current agreements, substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. The Company is seeking such agreements with healthcare payors. The Company believes that the source of new transaction related fees will come from these healthcare payors in the marketplace — both existing and new payors that sponsor e-prescribing programs, as well as, other payors that have insured members visiting doctors that already use the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the Company believes that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     Finally, sources for other transaction fees include parties who benefit from a real-time, electronic connectivity with PocketScript users. The Company is seeking to establish additional fees to extend its revenue for this platform. For example, the Company currently has contracts under which it earns fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefit managers (PBM). Additionally, the Company is piloting a disease management program with one of its payors which alerts prescribers through the e-Prescribing service that a patient may be eligible for enrollment in the disease management program.
     The number of prescriptions written using the PocketScript service and thus transmitted through the ZixData Center has been growing on a year-over-year basis. In 2007, the Company transacted approximately 7,400,000 prescriptions compared to 5,300,000 prescriptions in 2006. In the three months period ending March 31, 2008, transacted prescriptions totaled 2,235,000. The Company is investing greater sales effort and post-deployment attention to maximizing utilization in order to maximize future revenue potential both through renewals and transaction fees.
     Securing further transaction and performance-based revenue streams in excess of those currently under contract will be required so that the previously discussed targeted range of 10,000 to 12,000 active prescribers will provide returns in excess of fixed costs of providing the e-Prescribing service.
     Cash Requirements
     The Company anticipates maintaining positive cash flow in at least each of the first three quarters of 2008, barring an investment in the growth of the business. The Company is projecting its operating spending to be approximately $33,000,000 inclusive of capital equipment purchases for the twelve month period ending March 31, 2009. This projection is based on the Company’s organization size after taking into account forecasted order and deployment rates and the annualized operating spending level. As noted earlier, if unforeseen market opportunities materialize, the Company may revise its projected spending level as a result of management’s election to invest to capitalize on these opportunities. The Company estimates cash receipts from Email Encryption in the next twelve months will be approximately $26,800,000.
     The Company’s cash requirements consist principally of the Company’s contractual commitments; funding its relatively flat operating cost structure; capital expenditures; and any new contractual commitments. Capital expenditures involve primarily computer equipment to support new Email Encryption customer orders and, over time, ongoing refurbishment of the data center and customer-located Email Encryption computer equipment. The Company’s cash requirements beyond contractual commitments are primarily aimed at continued investment in research and development and working capital requirements.
     The Company has acquisition costs associated with adding subscribers to both the Email Encryption and e-Prescribing services. For Email Encryption, the costs are primarily selling and marketing, while for e-Prescribing the costs are primarily recruitment and deployment related, including hardware device costs for e-Prescribing. In the first year of the e-Prescribing customer service, the Company generally targets fees from the payor customer that cover the majority of the incremental acquisition costs. After the first year of service, different fee structures come into play and the incremental cost to support customers decreases significantly.

Specifically, the fee structure in the second year of the contract and beyond consists of an annual subscription fee and transaction fees (or the equivalent) from various sources. The ePrescribing business model requires that the combination of the annual subscription fee and the transaction fees (or the equivalent) significantly exceed the customer support expense in the second and subsequent years of service to a prescriber. To the extent that these fees exceed the customer support expense in the second and subsequent years of service, e-Prescribing related fixed costs will be offset and profitability will be achieved. It should be noted that net cash contributions from transaction-based fees are high relative to the incremental costs to generate these fees. In 2007, the Company deployed the e-Prescribing service to approximately 1,950 prescribers for a quarterly average of approximately 490 deployments. Future quarters with deployments greater than these quantities will equate to greater variable costs, the major of which will be offset in the first year of the service with greater cash receipts from the sponsors. Conversely, lower deployments would result in lower variable costs and lower cash receipts.
     Liquidity Summary
     Based on cash-flow projections, supported by low contractual future spending commitments, historically high customer renewals and continued growth in the Email Encryption Service consistent with past rates, cost containment ability in the emerging area of e-Prescribing, general flexibility in discretionary spending, and total cash on hand, the Company believes it has adequate resources and liquidity to sustain operations for the next twelve months. On March 31, 2008, our total for cash, cash equivalents and restricted cash equaled $12,610,000. The Company anticipates maintaining positive cash flow through the first three quarters of 2008, barring an investment in the growth of our business. For example, management may elect to increase its research and development spending to fund new functionality and services. Also, a significant increase in newly contracted deployments for the e-Prescribing service, beyond those deployment levels already forecasted, could increase the spending rate in 2008 because of the significant, upfront variable costs associated with establishing the service for new subscribers.
     Options and Warrants of ZixCorp Common Stock
     The Company has significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of March 31, 2008. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in	Total Value of
Exercise Price Range	Outstanding Shares	Outstanding Shares	Outstanding shares)	Vested Shares
$1.21 - $1.99	6,982,492	$10,805,042	5,794,175	$8,990,625
$2.00 - $3.49	4,894,874	14,613,344	4,485,812	13,437,329
$3.50 - $4.99	4,320,976	19,292,546	2,751,246	11,896,143
$5.00 - $5.99	600,354	3,047,997	600,354	3,043,795
$6.00 - $8.99	985,099	6,289,528	985,099	6,287,073
$9.00 - $19.99	1,118,070	11,984,592	1,118,070	11,974,530
$20.00 - $57.60	1,057,019	57,590,935	1,057,019	57,590,233

Total	19,958,884	$123,623,984	16,791,775	$113,219,728
Off-Balance Sheet Arrangements
None

Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of March 31, 2008:

	Payments Due by Period
	Total	1 Year	2-3 Year	> 3 Years
Operating leases	$6,436,000	$1,214,000	$2,063,000	$3,159,000
     The Company has not entered into any material, non-cancelable purchase commitments at March 31, 2008.
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,743,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the three-month period ended March 31, 2008, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 2007, in Part II, Item 7A, which are incorporated by reference into this Quarterly Report on Form 10-Q.
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
     An evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Note 13 to the Condensed Consolidated Financial Statements set forth in this Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 1A. Risk Factors
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K.
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” “objective,” and other similar expressions. Such forward-looking statements may be contained in the “Risk Factors” referenced above, among other places.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

99.1	Preliminary Approval Order, United States District Court, Northern District of Texas, Dallas Division (filed August 16, 2007). Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed August 21, 2007, and incorporated herein by reference.

99.2	Notice of Proposed Settlement of Derivative Litigation, Hearing Thereon, and Right to Appear. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed August 21, 2007, and incorporated herein by reference.

99.3*	Order for Notice and Hearing, Cause No. 3-04-CV-1931-K, United States District Court, Northern District of Texas, Dallas Division (filed March 18, 2008), including attached Exhibits 1 - 3.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on May 9, 2008.

ZIX CORPORATION
By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 9, 2008.

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