Form 10-Q
period 2008-06-30
ZIX CORP
filed 2008-08-08
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, par value $0.01 per share	63,012,726

INDEX

Page
Number
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007 (audited)	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	4
Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2008	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II-OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	29
Certification of Richard D. Spurr, President and Chief Executive Officer Pursuant to Section 302
Certification of Barry W. Wilson, Chief Financial Officer and Treasurer Pursuant to Section 302
Certification of Richard D. Spurr, President and Chief Executive Officer and Barry W. Wilson, Chief Financial Officer and Treasurer Pursuant to Section 906

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,007,000	$10,524,000
Marketable securities	—	1,734,000
Receivables, net	697,000	1,119,000
Prepaid and other current assets	1,341,000	1,545,000

Total current assets	15,045,000	14,922,000
Restricted cash	25,000	25,000
Property and equipment, net	2,131,000	2,297,000
Goodwill	2,161,000	2,161,000
Other assets	42,000	69,000

Total assets	$19,404,000	$19,474,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$276,000	$231,000
Accrued expenses	2,791,000	3,064,000
Deferred revenue	13,588,000	12,606,000

Total current liabilities	16,655,000	15,901,000
Long-term liabilities:
Deferred revenue	3,334,000	3,497,000
Deferred rent	345,000	365,000

Total long-term liabilities	3,679,000	3,862,000

Total liabilities	20,334,000	19,763,000
Commitments and contingencies (see Note 14)
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 65,314,420 issued and 62,987,239 outstanding in 2008 and 64,959,649 issued and 62,632,468 outstanding in 2007	653,000	650,000
Additional paid-in capital	331,596,000	329,186,000
Treasury stock, at cost; 2,327,181 common shares in 2008 and 2007	(11,507,000)	(11,507,000)
Accumulated deficit	(321,672,000)	(318,618,000)

Total stockholders’ deficit	(930,000)	(289,000)

Total liabilities and stockholders’ deficit	$19,404,000	$19,474,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$6,958,000	$5,555,000	$14,157,000	$10,942,000
Cost of revenues	2,542,000	2,647,000	5,122,000	5,500,000

Gross margin	4,416,000	2,908,000	9,035,000	5,442,000
Operating expenses:
Research and development expenses	1,381,000	1,343,000	2,926,000	2,642,000
Marketing expenses	805,000	938,000	1,690,000	1,857,000
Sales expenses	2,281,000	2,225,000	4,553,000	4,535,000
General and administrative expenses	1,521,000	1,486,000	3,181,000	3,057,000
Customer deposit forfeiture	—	—	—	(2,000,000)
Loss on impairment of operating lease	—	100,000	—	100,000

Total operating expenses	5,988,000	6,092,000	12,350,000	10,191,000

Operating loss	(1,572,000)	(3,184,000)	(3,315,000)	(4,749,000)
Other (expense) income:
Investment and other income	222,000	139,000	338,000	294,000
Interest expense	—	(56,000)	—	(106,000)
Loss on extinguishment of debt	—	—	—	(178,000)

Total other income	222,000	83,000	338,000	10,000

Loss before income taxes	(1,350,000)	(3,101,000)	(2,977,000)	(4,739,000)
Income taxes expense	—	(34,000)	(77,000)	(37,000)

Net loss	$(1,350,000)	$(3,135,000)	$(3,054,000)	$(4,776,000)

Basic and diluted loss per common share	$(0.02)	$(0.05)	$(0.05)	$(0.08)

Basic and diluted weighted average common shares outstanding	62,903,431	60,338,839	62,803,638	60,110,662

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Stockholders’ Deficit
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance, January 1, 2008	64,959,649	$650,000	$329,186,000	$(11,507,000)	$(318,618,000)	$(289,000)
Issuance of common stock upon exercise of stock options	62,759	1,000	149,000	—	—	150,000
Common stock issued to employees as compensation in lieu of cash	292,012	2,000	996,000	—	—	998,000
Employee share-based compensation costs	—	—	1,265,000	—	—	1,265,000
Net loss	—	—	—	—	(3,054,000)	(3,054,000)

Balance, June 30, 2008	65,314,420	$653,000	$331,596,000	$(11,507,000)	$(321,672,000)	$(930,000)

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(3,054,000)	$(4,776,000)
Non-cash items in net loss:
Depreciation and amortization	649,000	881,000
Employee share-based compensation costs	1,265,000	826,000
Common stock issued to employees as compensation in lieu of cash	576,000	—
Amortization of debt discount/premium, financing costs and other	—	16,000
Non-employee share-based compensation costs	—	66,000
Loss on extinguishment of debt	—	178,000
Loss on impairment of operating lease	—	100,000
Customer deposit forfeiture	—	(2,000,000)
Changes in deferred taxes	27,000	(89,000)
Changes in operating assets and liabilities:
Receivables	422,000	(65,000)
Prepaid and other current assets	220,000	436,000
Accounts payable	90,000	385,000
Deferred revenue	819,000	4,118,000
Accrued and other liabilities	129,000	(64,000)

Net cash provided by operating activities	1,143,000	12,000
Investing activities:
Purchases of property and equipment	(544,000)	(543,000)
Restricted cash investments and marketable securities, net	1,734,000	(1,665,000)

Net cash provided (used) by investing activities	1,190,000	(2,208,000)
Financing activities:
Proceeds from exercise of stock options	150,000	—
Payment of short-term notes payable	—	(151,000)

Net cash provided (used) by financing activities	150,000	(151,000)

Increase (decrease) in cash and cash equivalents	2,483,000	(2,347,000)
Cash and cash equivalents, beginning of period	10,524,000	12,783,000

Cash and cash equivalents, end of period	$13,007,000	$10,436,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or “the Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2007 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.
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
3. Company Overview and Liquidity
     ZixCorp is a provider of hosted Internet applications, delivered via a “Software as a Service” (SaaS) model. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We are currently targeting two lines of business that require these core competencies: Email Encryption and e-Prescribing. We offer these services on a subscription basis to our customers who subscribe to use the services for a specified term.
     A typical subscription business requires a significant up-front investment of cash and other resources to establish the service. Until a sufficient mass of subscriber users is obtained, the subscription business will typically operate at a loss. However, once a sufficient mass of users is obtained, the recurring subscription fees exceed the costs of providing the service and the subscription business begins to provide better economic returns as the cost of adding new users is low relative to the incremental subscription revenue.
     In keeping with the typical subscription business model, we have invested significant up-front cash and other resources in our Email Encryption and e-Prescribing businesses. These costs include the costs to initially develop and then maintain our SysTrust certification and SAS 70 (Type II audit report) frameworks for applicable services provided by our Zix Data Center, which operates on a 24/7 basis at a 99.99% level of availability and is the backbone of our Email Encryption and e-Prescribing businesses. Also, in the e-Prescribing line of business, we incur significant costs to build an information technology (IT) platform to establish real-time access and connectivity in our prescribers’ offices throughout the country, as well as costs for prescriber recruitment and training, and selling to the healthcare payors, who typically pay for the prescribers’ use of our e-Prescribing service.
     Although the financial models of our two core lines of business are similar, they are at different stages of their development. Our Email Encryption business is now generating significant excess cash. In the first half 2008, it generated enough cash to cover its costs, our entire Company-wide overhead costs, and the net cash consumed by our e-Prescribing business. Our e-Prescribing business is not as mature as our Email Encryption business, does not have sufficient paying customers to cover its costs, and consumes cash. Nevertheless, at this time we believe that our e-Prescribing business will ultimately achieve sufficient customers to generate cash and contribute to profit and, accordingly, we are continuing to invest cash in this line of business. In the first and second quarters of 2008, we achieved Company-wide positive cash flow from operations (although we sustained an overall operating loss on a Generally Accepted Accounting Principles (“GAAP”) basis).
     The Company has total contractual obligations over the next year of $1,254,000 and $3,267,000 over the next three years consisting of various office lease contracts (see Note 14). Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
     On June 30, 2008, the Company’s total cash, cash equivalents and restricted cash totaled $13,032,000. The Company believes it has adequate resources and liquidity to maintain growth in the Email Encryption business and to sustain the e-Prescribing business for at least the next twelve months. The Company’s cash resources could be negatively affected as described below:
•	The key metrics upon which the operational success of the Company is primarily dependent are set forth under the caption “Overview,” which appears on page 14 of this Form 10-Q. Failure of the Company to perform satisfactorily relative to these key metrics or to decrease its spending will negatively affect the Company’s overall cash resources.

•	The Company hopes to begin recruiting prescribers as part of the announced HighMark initiative in Pennsylvania and to obtain new payor sponsorship contracts to deploy its e-Prescribing service to a significant number of new prescriber (users). There are significant upfront variable costs associated with establishing the service. The Company has historically asked its health care payor sponsors to pay all (or most) of these variable costs either before or as they are incurred. In the case of the HighMark initiative and, in the case of possible new sponsorships being proposed, the Company would pay a substantial portion of these variable costs upfront in exchange for cash and revenue streams that commence or payments that are made upon achievement of active prescribers. Of course, our business plan in these instances would be designed such that future payments exceed our variable costs and provide net contribution to our fixed costs and, with sufficient volume of active prescribers, would become profitable. However, with significant increases to the number of orders under these new business models, the Company’s use of its cash resources will increase significantly.

•	The Company may increase its research and development spending to develop new functionality and services for one or both of its lines of business.

•	New business opportunities may require significant investments for new technology or infrastructure.
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
     The Email Encryption Service is a subscription-based service. Providing these services includes delivering licensed software and providing secure electronic communications and customer support throughout the subscription period. In the case of the Company’s ZixVPM service, typically, as part of the service, an appliance with pre-installed software is installed at the customer site at the beginning of the subscription period. In the case of services provided through OEM partners, the appliances are housed either in ZixCorp’s data center, or the data center of the OEM Partner. For ZixCorp’s Email Encryption Service, the customer or OEM partner does not own a perpetual right to a software license, but is instead granted the use of that license during the period of the service subscription. Direct customer subscriptions are generally multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. In all cases the subscription period begins on the date specified by the parties or when the service is fully functional for the customer, which is consequently deemed to be the date of acceptance. Revenues from subscription services are recorded ratably over the subscription period commencing with the date of acceptance. Subscription fees received from customers in advance are recorded as deferred revenue and then recognized as revenue ratably over the subscription period.
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
     For the three months ended June 30, 2008, no single customer accounted for more than 10% of revenue. For the three months ended June 30, 2007, e-Prescribing customer Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately $595,000, or 11% of total revenues and 41% of e-Prescribing revenue. For the six months ended June 30, 2008, no single customer accounted for more than 10% of revenue. For the six months ended June 30, 2007, e-Prescribing customer Blue Cross Blue Shield of Massachusetts, Inc., accounted for approximately $1,165,000, or 11% of total revenue and 40% of e-Prescribing revenue.
5. Segment Information
     The Company manages the business in two reportable lines or business or segments: Email Encryption and e-Prescribing as discussed in Note 3. The Company’s Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decisions makers (“CODM”) in assessing the performance of each segment and determining the related allocation of resources.
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

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$5,667,000	$1,291,000	$—	$6,958,000	$4,120,000	$1,435,000	$—	$5,555,000
Cost of Revenues	1,059,000	1,483,000	—	2,542,000	1,031,000	1,616,000	—	2,647,000

Gross margin (loss)	4,608,000	(192,000)	—	4,416,000	3,089,000	(181,000)	—	2,908,000
Direct expenses	2,756,000	1,717,000	—	4,473,000	2,743,000	1,762,000	—	4,505,000

Segment contribution (loss)	1,852,000	(1,909,000)	—	(57,000)	346,000	(1,943,000)	—	(1,597,000)
Unallocated (expense) / income
Marketing, general and administrative expense	—	—	(1,515,000)	(1,515,000)	—	—	(1,487,000)	(1,487,000)
Loss on impairment of operating lease	—	—	—	—	—	—	(100,000)	(100,000)
Investment and other income	—	—	222,000	222,000	—	—	139,000	139,000
Interest expense	—	—	—	—	—	—	(56,000)	(56,000)

Total	—	—	(1,293,000)	(1,293,000)	—	—	(1,504,000)	(1,504,000)

Income (loss) before income taxes	$1,852,000	$(1,909,000)	$(1,293,000)	$(1,350,000)	$346,000	$(1,943,000)	$(1,504,000)	$(3,101,000)

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$10,956,000	$3,201,000	$—	$14,157,000	$8,054,000	$2,888,000	$—	$10,942,000
Cost of Revenues	2,109,000	3,013,000	—	5,122,000	2,226,000	3,274,000	—	5,500,000

Gross margin (loss)	8,847,000	188,000	—	9,035,000	5,828,000	(386,000)	—	5,442,000
Direct expenses	5,623,000	3,552,000	—	9,175,000	5,409,000	3,619,000	—	9,028,000

Segment contribution (loss)	3,224,000	(3,364,000)	—	(140,000)	419,000	(4,005,000)	—	(3,586,000)
Unallocated (expense) / income
Marketing, general and administrative expense	—	—	(3,175,000)	(3,175,000)	—	—	(3,063,000)	(3,063,000)
Loss on extinguishment of debt	—	—	—	—	—	—	(178,000)	(178,000)
Loss on impairment of operating lease	—	—	—	—	—	—	(100,000)	(100,000)
Customer deposit forfeiture	—	—	—	—	—	—	2,000,000	2,000,000
Investment and other income	—	—	338,000	338,000	—	—	294,000	294,000
Interest expense	—	—	—	—	—	—	(106,000)	(106,000)

Total	—	—	(2,837,000)	(2,837,000)	—	—	(1,153,000)	(1,153,000)

Income (loss) before income taxes	$3,224,000	$(3,364,000)	$(2,837,000)	$(2,977,000)	$419,000	$(4,005,000)	$(1,153,000)	$(4,739,000)

     Historically, revenues from international customers and long-lived assets located outside of the United States have not been material to the condensed consolidated financial statements. It is anticipated that the future international revenues will likely be increasing largely due to our recently announced OEM relationships.
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

	June 30, 2008	December 31, 2007
Total assets:
Email Encryption	$3,656,000	$3,730,000
e-Prescribing	745,000	1,272,000
Corporate	15,003,000	14,472,000

Total assets	$19,404,000	$19,474,000

6. Stock Options and Share-based Employee Compensation
     As of June 30, 2008, there were 9,567,891 options outstanding and 2,203,685 available for grant. Of this amount, 1,566,553 options were available for grant to employees and non-director consultants and advisors and 457,132 were available for grant to the Company’s directors. For the three and six-month periods ended June 30, 2008, the total share-based compensation expense was recorded to the following line items of the Company’s condensed consolidated statement of operations:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Cost of revenues	$78,000	$157,000
Research and development expenses	65,000	130,000
Selling, general and administrative expenses	488,000	978,000

Share-based compensation expense	$631,000	$1,265,000

     There were 4,975 stock options exercised for the three months ended June 30, 2008, and no exercises for the comparable period in 2007. Excess tax benefits totaling $7,000 were recorded for the six-month period ended June 30, 2008. A deferred tax asset totaling $382,000 and $299,000, resulting from share-based compensation expense, was recorded for the six-months ended June 30, 2008 and 2007, respectively. These deferred tax assets were fully reserved because of the Company’s historical net losses for its United States operations. As of June 30, 2008, there was $4,872,000 of total unrecognized share-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.15 years.
Stock Option Activity
The following is a summary of all stock option transactions for the three months ended June 30, 2008:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at March 31, 2008	9,524,080	$4.95
Granted at market price	91,991	$3.34
Cancelled or expired	(43,205)	$4.08
Exercised	(4,975)	$1.82

Outstanding at June 30, 2008	9,567,891	$4.94	6.78	$2,799,000

Options exercisable at June 30, 2008	6,780,224	$5.61	5.95	$1,489,000

     At June 30, 2008, the Company had 2,599,548 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options is $2,799,000.
Common Stock Issued in Lieu of Cash
     At June 30, 2008, the Company held 327,660 shares of common stock in reserve under a shareholder approved plan for potential future grants in lieu of cash compensation to employees. For the six-month period ended on June 30, 2008, 292,012 shares were issued at a weighted average price of $3.55. Common stock issued to employees for variable compensation, including certain sales commissions and employee bonuses, in lieu of cash, totaled $998,000 for the six-month period ended June 30, 2008.
     For additional or supplemental information regarding the Company’s Stock Options and Share-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007.
7. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and non-cash activities:

	Six Months Ended June 30,
	2008	2007
Cash paid for interest	$—	$45,000

Cash paid for income tax	$84,000	$96,000

Noncash investing and financing activities:
Issuance of common stock and warrants related to the restructure of the prior promissory note payable	$—	$1,393,000

Issuance of a replacement promissory note payable	$—	$1,477,000

Accrued expenses related to fixed asset purchases	$—	$33,000

Assets sold to customers as part of their subscription service	$16,000	$4,000

Stock issued for accrued expenses	$422,000	$—

8. Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008. The impact of adoption was not significant. Accordingly, the financial assets and liabilities as reported in the Company’s financial statements approximate their respective fair value.
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
9. Receivables, net

	June 30,	December 31,
	2008	2007
Gross trade accounts receivable	$4,443,000	$4,513,000
Allowance for returns and doubtful accounts	(79,000)	(66,000)
Unpaid portion of deferred revenue	(3,667,000)	(3,328,000)

Trade receivables, net	697,000	1,119,000
Note receivable	488,000	488,000
Allowance for note receivable	(488,000)	(488,000)

Note receivables, net	—	—

Total receivables, net	$697,000	$1,119,000
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
     The note receivable of $488,000 as of June 30, 2008, and December 31, 2007, reflects the remaining balance of a note with an original principal amount of $540,000 issued in conjunction with the sale of a product line in September 2005 (See Note 6 to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10. Prepaid and other current assets

	June 30,	December 31,
	2008	2007
Inventory	$119,000	$218,000
Deferred cost of sales charges	287,000	301,000
Prepaid insurance, maintenance and other	928,000	1,013,000
Tax related	7,000	13,000

Prepaid and other current assets	$1,341,000	$1,545,000

     Inventory - The Company’s inventory consists mainly of the costs of handheld devices and related networking hardware for e-Prescribing. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. As a general practice, the Company maintains a 60 to 90 day supply of inventory.
     Deferred cost of revenues charges - In accordance with the Company’s revenue recognition policy, the revenue associated with certain e-Prescribing deployments is being recognized ratably over the service period. To properly match direct costs with revenue, the Company defers the direct costs of each deployment expected to be recovered. The deferred costs are then amortized into cost of revenues ratably over the period in which revenue is recognized, i.e. the service period. Deferred cost of revenues related to deployments totaled $138,000 and $301,000, at June 30, 2008 and December 31, 2007, respectively, and consists primarily of the costs of the handheld devices and related networking hardware.
     Additionally in 2008, the Company has deferred to cost of revenues the research and development expenses related to the disease management program currently being piloted with one of its e-Prescribing payors. Approximately $149,000 in research and development costs, which were primarily incurred in the second quarter 2008, have been deferred. These deferred costs will also be amortized into costs of revenues ratably over the period in which revenue is recognized.
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
11. Notes Payable
     The Company had no debt from borrowings at either June 30, 2008, or December 31, 2007. However, during the first and second quarters of 2007, the Company did incur interest expense on two then-existing note payable instruments. For additional or supplemental information regarding these notes see Note 13 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
12. Loss on Impairment of Operating Lease
     On April 11, 2007, the Company entered into a sublease agreement for its leased premises located in Mason, Ohio in an effort to reduce excess capacity and operating expenses. See Note 20 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
13. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the condensed consolidated statement of operations are equal in amount because the assumed exercise of common stock equivalents would be anti-dilutive, as a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	June 30,
	2008	2007
Stock options	9,567,891	9,559,642
Warrants issued in relation to debt and equity arrangements	10,434,804	13,365,742

Total antidilutive securities excluded from EPS calculation	20,002,695	22,925,384

     The Company does not anticipate issuing stock, unless it is deemed appropriate to invest in significant growth opportunities.
14. Commitments and contingencies
Leases
     The Company leases its office facilities under non-cancelable operating lease agreements. The Company is obligated to make future non-cancelable payments under various office lease contracts. The following table summarizes our contractual cash obligations as of June 30, 2008:

	Payments Due by Period
	Total	1 Year	2-3 Year	> 3 Years
Operating leases	$6,177,000	$1,254,000	$2,013,000	$2,910,000
     These contractual obligations will be partially offset by future receipt of sublease payments totaling $79,000 and $65,000 in 2008 and 2009 respectively. The Company has not entered into any material, non-cancelable purchase commitments at June 30, 2008.
Lawsuits
     As previously announced, beginning in early September 2004, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Texas, Dallas Division (the “Court”), Cause No. 3-04-CV-1931-K, against the Company and certain of its current and former officers and directors. The purported class action lawsuits sought unspecified monetary damages on behalf of purchasers of the Company’s common stock between October 30, 2003, and May 4, 2004, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As also previously announced, effective June 16, 2008, the Court entered a final approval order, approving the settlement of the class action lawsuits. The Court’s final approval order that approved the settlement of these lawsuits is filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 17, 2008, and appears as Exhibit 99.1 to this Form 10-Q.
     There was no payment of any monies by the Company or the individual defendants to the plaintiffs or their counsel in connection with the settlement and there was no admission of any wrongdoing by the Company or the individual defendants. These lawsuits are now completely resolved and fully settled.
     The Company has severance agreements as of June 30, 2008, with certain employees that would require the Company to pay approximately $1,743,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     ZixCorp is a provider of hosted Internet applications, delivered via a “Software as a Service” (SaaS) model. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We are currently targeting two lines of business that require these core competencies: Email Encryption and e-Prescribing. We offer these services on a subscription basis to our customers who subscribe to use the services for a specified term.
     A typical subscription business requires a significant up-front investment of cash and other resources to establish the service. Until a sufficient mass of subscriber users is obtained, the subscription business will typically operate at a loss. However, once a sufficient mass of users is obtained, the recurring subscription fees exceed the costs of providing the service and the subscription business begins to provide better economic returns as the cost of adding new users is low relative to the incremental subscription revenue.
     In keeping with the typical subscription business model, we have invested significant up-front cash and other resources in our Email Encryption and e-Prescribing businesses. These costs include the costs to initially develop and then maintain our SysTrust certification and SAS 70 (Type II audit report) frameworks for applicable services provided by our ZixData Center™, which operates on a 24/7 basis at a 99.99% level of availability and is the backbone of our Email Encryption and e-Prescribing businesses. Also, in the e-Prescribing line of business, we incur significant costs to build an information technology (IT) platform to establish real-time access and connectivity in our prescribers’ offices throughout the country, as well as costs for prescriber recruitment and training, and selling to the healthcare payors, who typically pay for the prescribers’ use of our e-Prescribing service.
     Although the financial models of our two core lines of businesses are similar, they are at different stages of their development. Our Email Encryption business is now generating significant excess cash. In the first half 2008, it generated enough cash to cover its costs, our entire Company-wide overhead costs, and the cash consumed by our e-Prescribing business. Our e-Prescribing business is not as mature as our Email Encryption business, does not have sufficient paying customers to cover its costs, and consumes cash. Nevertheless, at this time we believe that our e-Prescribing business will ultimately achieve sufficient customers to generate cash and contribute to profit and, accordingly, we are continuing to invest cash in this line of business. In the first and second quarters of 2008, we achieved Company-wide positive cash flow from operations (although we sustained an overall operating loss on a Generally Accepted Accounting Principals (“GAAP”) basis).
     Operationally, the success of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “new first year orders”) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	Additional payor sponsorship of the e-Prescribing service to prescribers by new or existing insurance payors;

•	Successful adoption and usage of the e-Prescribing service by prescribers;

•	Retention of the users (prescribers) of the e-Prescribing service as measured by renewal rates;

•	Future transaction fees or incremental service fees for new functionality, for instance, disease management program enrollment associated with the use of the e-Prescribing service; and

•	Our ability to increase business volume with reasonable cost increases.

     Known trends regarding these key metrics and their implication on the Company’s current and future capital requirements are discussed throughout this “Management Discussion and Analysis”.
     On June 30, 2008, the Company’s total cash, cash equivalents and restricted cash totaled $13,032,000. The Company believes that it has adequate cash for at least the next twelve months. Despite its recent improved cash flow performance, the Company does expect to report further operating losses in its consolidated financial statements on a GAAP basis for 2008. See “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for more information on risk factors relevant to the Company’s operations and future prospects. For further discussion on the Company’s liquidity perspective, refer to the “Liquidity and Capital Resources” section of this MD&A. There are no assurances that the Company will be successful in its efforts to achieve success in its businesses. The Company’s continued growth depends on the timely development and market acceptance of its products and services.
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
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified property and equipment aggregating $2,131,000 or 11% of total assets at June 30, 2008. Property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At June 30, 2008, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $114,034,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
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
     Deferred cost of revenues charges — In accordance with the Company’s revenue recognition policy, the revenue associated with certain e-Prescribing deployments is being recognized ratably over the service period. To properly match direct costs with revenue, the Company defers the direct costs of each deployment expected to be recovered. The deferred costs are then amortized into cost of revenues ratably over the period in which revenue is recognized, i.e. the service period. Deferred cost of revenues related to deployments totaled $138,000 and $301,000, at June 30, 2008 and 2007, respectively, and consists primarily of the costs of the handheld devices and related networking hardware.
     Additionally in 2008, the Company has deferred to cost of revenues the research and development expenses related to the disease management program currently being piloted with one of its e-Prescribing payors. Approximately $149,000 in research and development costs, which were primarily incurred in the second quarter 2008, have been deferred. These deferred costs will also be amortized into costs of revenues ratably over the period in which revenue is recognized.
     Share-based compensation — The Company adopted SFAS 123(R), Share-Based Payment on January 1, 2006, and elected to use the modified prospective method along with the straight line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, the Company used the intrinsic value method to account for share-based compensation plans under the provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations.
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
Results of Operations
Second Quarter 2008 Summary of Operations
Financial Statement
•	Company-wide revenue for the quarter ended June 30, 2008, was $6,958,000 compared with $5,555,000 for the same period in 2007, representing a 25% increase.

•	Company-wide gross margin for the quarter ended June 30, 2008, was $4,416,000 or 63% of revenues compared to $2,908,000 or 52% of revenues for the comparable period in 2007.

•	Email Encryption — gross margin for this segment for the quarter ended June 30, 2008, was $4,608,000 or 81% of revenues totaling $5,667,000 compared to $3,089,000 or 75% of revenues totaling $4,120,000 for the comparable period in 2007.

•	e-Prescribing — the gross margin incurred by this segment for the quarter ended June 30, 2008, was a negative $192,000 or 15% of revenues totaling $1,291,000 compared to a negative gross margin of $181,000 or 13% of revenues totaling $1,435,000 for the comparable period in 2007.

•	Loss before income taxes for the quarter ended June 30, 2008, was $1,350,000 compared with a loss before income taxes of $3,101,000 for the same period in 2007.

•	The Company’s ending unrestricted cash balance at June 30, 2008, was $13,007,000 compared to $10,436,000 at June 30, 2007.

•	Net cash provided by operating activities for the first six months of 2008 was $1,143,000. Total cash and cash equivalent balances (including unrestricted and restricted cash) increased by $749,000 in the first half of 2008.

Operations
•	The Company secured new first year orders in the quarter ended June 30, 2008, totaling $1,375,000 for its Email Encryption services and achieved customer contract renewals of 93% on a contract value basis for Email Encryption customers. The customer contract renewal rate on an annualized basis has consistently remained at or above 95%. See “Revenues — Email Encryption” below for more information.

•	The Company deployed approximately 150 new e-Prescribing devices to prescribers under sponsorship arrangements with several insurance payor/sponsors.

•	The Company achieved approximately 2,100,000 electronic prescriptions transacted in the three months ended June 30, 2008, through use of its e-Prescribing service compared to approximately 1,830,000 for the comparable period in 2007.
     Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2008 vs. 2007		Six Months Ended, June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
Email Encryption	$5,667,000	$4,120,000	$1,547,000	38%	$10,956,000	$8,054,000	$2,902,000	36%
e-Prescribing	1,291,000	1,435,000	(144,000)	(10%)	3,201,000	2,888,000	313,000	11%

Total revenues	$6,958,000	$5,555,000	$1,403,000	25%	$14,157,000	$10,942,000	$3,215,000	29%

     Email Encryption — The revenue increases of $1,547,000 (38%) and $2,902,000 (36%) for the three-month and six-month periods ended June 30, 2008, over the comparable periods in 2007 are due to the Company continuing to add new subscribers to the service while renewing a high percentage of existing subscribers as their service contracts expire. Additions to the subscriber base are best measured by new first-year orders which are defined as the amount of new orders that are scheduled to be recognized as revenue in the first twelve months of the contract. For the three-month period ended June 30, 2008, the new first-year orders were approximately $1,375,000. This compares to new first year orders of $1,432,000 and $1,397,000 for the three-month periods ended March 31, 2008 and June 30, 2007, respectively.
     The recurring nature of the subscription model also makes revenue rise in a predictable manner, assuming continued new additions to the subscription base and adequate subscription renewal rates. However, the Company did experience very high rates of comparative revenue growth for the three-month and six-month periods ending June 30, 2008, versus the same periods in 2007. This resulted principally from the Company experiencing a higher commencement rate of revenue recognition for new first year orders in the second half of 2007 versus the first half of 2007. This resulted from the completion for certain contracts of all required revenue recognition elements in the second half of 2007 rather than the first half of 2007 (see Note 4 to the Condensed Consolidated Financial Statements for further discussion on the Company’s revenue recognition policies). Conversely, for the 2nd half of 2008, we anticipate lower comparative growth rates relative to the 2nd half of 2007 since the revenue recognition for the second half of 2007 was comparatively higher. Nonetheless, we expect the annualized Email Encryption revenue growth rate for 2008 versus 2007 to be approximately 28% in 2008.
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
     e-Prescribing — The $144,000 revenue decrease for the three month period ended June 30, 2008, versus the same period 2007, is largely due to the Company reaching an upper-invoicing limit associated with a single payor contract. Specifically, the limit relates to payments the Company earned resulting from measured behavioral improvement goals among that payor’s prescribers. Reaching the invoice ceiling in Q2 2008 resulted in a $135,000 decrease of like revenues between it and the comparable period in 2007. Additionally, while fewer PocketScript deployments in 2008 versus 2007 have resulted in an $85,000 decline in associated revenue for the second quarter 2008 versus 2007, renewing prescribers have largely offset the impact to date. Renewal revenue increased $77,000 for the three month period ended June 30, 2008, versus the three months ended June 30, 2007.
     Revenue Outlook: The Company’s future revenue growth for the remainder of 2008 is primarily expected to come from continued

success in the Email Encryption business, while targeting the healthcare, finance, insurance and government sectors. Email Encryption revenue growth is expected to mirror the 2007 annual performance rate of approximately 28%. While the Company has experienced a greater than 40% revenue increase in e-Prescribing for calendar years 2007 and 2006, 2008 revenue is expected to decline approximately 10% to 15% below the $6,132,000 recognized in 2007 because of the above mentioned completion of a single payor contract and the lack of additional sponsored physicians from either new or existing payor/sponsors. The Company’s backlog of yet-to-be-deployed new prescribers at June 30, 2008, has been largely depleted because the Company secured fewer commitments from payors to deploy new prescribers in 2007 and the first two quarters of 2008.
     Despite the decline in the backlog of contracted new prescribers, the Company believes that there is high interest on the part of (a) currently contracted payors in expanding their existing programs, and (b) prospective payors who are in the exploratory phases of committing to executing a new sponsorship contract. Also, we are anticipating the launch of our participation in the Highmark initiative in Pennsylvania. The Company is further encouraged by the July 2008 passage of the Medicare Improvements for Patients and Providers Act (MIPPA, H.R. 6331), which provides an increase in Medicare payments beginning January 2009 to those physicians who use e-prescribing, and which later penalizes those physicians that do not make the e-prescribing switch. However, there can be no assurance that this legislation will serve as a catalyst for the Company to gain additional business or that the Company will be otherwise successful in expanding its current payor programs or in contracting with new payors.
     Beyond 2008, revenue growth for e-Prescribing is almost entirely dependent on the Company securing new (or expanding existing) payor sponsorship contracts.
     Revenue Indicators — Backlog, Orders, and Deployments
     Company-wide backlog — The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of June 30, 2008, the backlog was approximately $37,000,000 and is comprised of approximately $16,900,000 of deferred revenue that has been billed and paid and $20,100,000 that has either not yet been billed or has been billed, but not collected in cash as of June 30, 2008. The backlog can also be divided by product segment, of which approximately $34,500,000 was for Email Encryption and $2,500,000 for e-Prescribing.
     The backlog is recognized into revenue as the services are performed. Approximately half of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue recognition is affected by both the length of time required to deploy a service and the length of the service contract.
     The Company’s future revenue growth from Email Encryption, beyond what is scheduled to be recognized from the backlog, is determined by total orders for Email Encryption, which are made up of: (a) renewals from existing customers (renewal of usage by previously existing users with previously in-use products) whose contracts are expiring and (b) new orders (new orders from new users in existing customer accounts, new products in existing accounts and brand new customers). To forecast the near term impact of these new orders the Company uses the metric referred to as, New First Year Orders (“NFYOs”), which only looks at the first twelve months of a new contract (contracts are typically three years in length) to forecast the near term impact on revenue. For e-Prescribing, the future revenue will be determined by securing additional payor sponsorships, increasing adoption and utilization by the prescribers, renewing existing prescribers as they expire, and developing additional transaction-based and/or other incremental service fees.
     Email Encryption Orders — Total orders include customer orders that management separates into three components for measurement purposes: NFYOs plus the remaining years on these multi-year orders, and contract renewals. Total order input for Email Encryption in the three-month period ended June 30, 2008, was approximately $8,500,000 compared with $6,894,000 for the same period in 2007.
     The following table provides the relevant trend of new first-year orders:

	2008	2007
Three month period ending:
March 31	$1,432,000	$1,352,000
June 30	1,375,000	1,397,000
September 30	—	1,359,000
December 31	—	1,406,000

Total new first year orders	$2,807,000	$5,514,000

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
     The Company continues to foresee steady demand from the healthcare, financial services, insurance and government sectors and an increase its use of indirect distribution channels. This demand should enable the Company to sustain or increase the new first year order rate for the remainder of 2008 and beyond. Approximately two years ago, we began making inroads in establishing OEM/reseller arrangements, and in the first half of 2008 these channels contributed more orders than they contributed in all of 2007.
     e-Prescribing — In e-Prescribing, the Company builds its subscriber base by contracting with health insurance companies (“payors”) to pay for (i.e. “sponsor”) physicians in their network to receive the e-Prescribing service at no charge to the prescriber for at least the first year of service. Because the Company has not been successful in expanding existing payor sponsorships or securing additional contracts for a sufficient number of new sponsored prescribers during the past twelve months, the Company expects revenue from its e-Prescribing services to decline in calendar year 2008.
     Currently, the Company has active contracts with eight payors. As of June 30, 2008, the list prices for the initial service period and subsequent annual renewal periods for the e-Prescribing service are $2,000 and $600, respectively. However, as the e-Prescribing market evolves and in light of the new legislation (MIPPA), the Company is considering different business models and pricing and discussing them with potential customers. In addition to securing additional prescriber sponsorships, future revenue growth is dependent on achieving and increasing adoption, utilization and retention by the sponsored physicians; renewing service contracts for active prescribers at the end of their sponsorship; and developing additional transaction-based and incremental service fees for new functionality.
     The deployment of new subscribers and converting them into active users of the service are key indicators of future revenue growth. In the three-month period ended June 30, 2008, the Company deployed approximately 150 users compared with approximately 550 for the same period in 2007. The Company had approximately 150 sponsored but not-yet-deployed prescribers in deployment backlog as of June 30, 2008, and expects to deploy approximately 100 prescribers in the third quarter of 2008. Despite the decline in yet-to-be-deployed new subscribers, the Company believes that there is high interest on the part of currently contracted payors in expanding their existing programs and of prospective payors who are in the exploratory phases of discussions about new sponsorship contracts. However, there can be no assurance the Company will be successful in expanding its current payor programs or contracting with new payors. If the Company is not successful in expanding its current payor programs or contracting with new payors and elects not to reduce its related operating expenses, then the e-Prescribing line of business will continue to consume cash.
     The level of active users represents that portion of the total deployed base that is using the service on a consistent basis, making it a key indicator for retention and future revenue opportunity. As of June 30, 2008, the Company had approximately 3,280 active prescribers using the service, as compared to approximately 3,350 as of March 31, 2008. Looking at historical trends, one would expect that between, 60% — 70% of the users deployed in recent quarters would become active users. However, with the passage of the new legislation (MIPPA), the conversion of deployed users to active users might be expected to improve. Also, the Company experiences attrition among its active users. Again, in light of the new legislation, one might expect retention to increase. In any case, the Company continues its efforts to identify solutions for improving the conversion rate of deployed users to active users and for lowering the attrition rate.
     Sponsorship contracts typically specify that physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, Blue Cross Blue Shield of Massachusetts has renewed the annual sponsorship of its most active users for a fourth year of service; and six of the Company’s remaining seven payors under contract have also sponsored their most active subscribers for at least one additional year of service. The prescribers sponsored by the remaining payor, United HealthCare, had not yet completed their first year of service as of June 30, 2008, and were not yet due to renew. The Company also attempts to secure renewal contracts directly with those users who do not write enough electronic prescriptions to be considered for continued sponsorship by their original payors.

     The total transaction and usage-based fees recognized as revenue during the quarter ended June 30, 2008, were $308,000 compared to $418,000 for the same period in 2007. This decrease was due to the Company reaching an upper invoicing limit associated with the usage-based fees included in a single payor contract. The Company will endeavor to replace the completed contract with new contracts with existing and/or new customers, but it is not known if the Company will be successful in its efforts.
     The Company currently has contracted transaction-based fees (or the equivalent) with four payors. Substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. To increase transaction related fees, the Company will need to: (a) increase its active user base from either existing or new payor sponsored e-prescribing programs, or (b) introduce new payor services which command a fee, or (c) generate fees from other payors that have insured members visiting doctors already using the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the Company believes that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     The number of prescriptions written using the PocketScript service and thus transmitted through the ZixData Center has been growing on a year-over-year basis. In the first six months of 2008, the Company transacted approximately 4,400,000 prescriptions compared to 3,600,000 prescriptions for the comparable period in 2007.
     Finally, sources for other transaction fees include parties who benefit from a real-time, electronic connectivity with PocketScript users. The Company is seeking to establish additional fees to extend its revenue for this platform. For example, the Company currently has contracts under which it earns fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefit managers. Additionally, the Company is piloting a disease management program with one of its payors which alerts physicians through the e-Prescribing service that a patient may be eligible for enrollment in the disease management program.
     At current deployment rates the Company cannot achieve its business objectives of the e-Prescribing segment becoming cash flow sufficient on a standalone basis in the near term. However, the Company continues to believe that the market has potential and is continuing to work with payor customers and prospective customers to demonstrate return on investment and other related benefits in an effort to significantly increase the number of payors and the number of prescribers sponsored by payors. If successful, the Company will increase quarterly deployment rates and thereby accelerate cash flow breakeven for the e-Prescribing segment.
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

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2008 vs. 2007		Six Months Ended, June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
Email Encryption	$1,059,000	$1,031,000	$28,000	3%	$2,109,000	$2,226,000	$(117,000)	(5%)
e-Prescribing	1,483,000	1,616,000	(133,000)	(8%)	3,013,000	3,274,000	(261,000)	(8%)

Total cost of revenues	$2,542,000	$2,647,000	$(105,000)	(4%)	$5,122,000	$5,500,000	$(378,000)	(7%)

     The decrease in cost of revenues of $105,000 for the three month period ended June 30, 2008, consisted of decreased cash expenses of $100,000 and lower non-cash expenses of $5,000. The decreased cash expenses consisted principally of reduced non-people costs stemming principally from the slow-down in the deployment of handheld devices. The non-cash reduction consisted principally of decreased depreciation expense of $67,000 due primarily to certain fixed assets becoming fully depreciated between the respective periods. This decrease was partially offset by increased share-based compensation expense of $36,000 and the cost of stock issued in the lieu of cash for earned commissions or bonuses. The decrease in cost of revenues of $378,000 for the six month period ended June 30, 2008, consisted of lower cash expenses of $313,000 and lower non-cash expenses of $65,000. The lower cash expenses resulting principally from reduced non-people costs stemming from the slow-down in deployment of handheld devices and the lower non-cash expenses resulted from decreased depreciation/amortization of $187,000 partially offset by increased share-based compensation expense of $69,000 and the cost of stock issued in lieu of cash for commissions and bonuses of $53,000.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which is currently not fully utilized. Accordingly, cost of revenues is relatively fixed in nature and is expected to grow at a slower pace than revenue. Email Encryption has shown the ability to grow revenues, while leaving cost of revenues flat or only marginally increasing as more efficient methods of product delivery and service have been implemented. For example, Email Encryption revenues for the three-month and six month periods ending June 30, 2008, increased $1,547,000 (38%), and $2,902,000 (36%), respectively, when compared to the same periods in 2007, but the related cost of revenues decreased slightly as indicated in the table above.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, training and e-Prescribing device costs. For the e-Prescribing service, a greater proportion of total cost of revenues relates to the field deployment and device costs versus the Email Encryption service. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated with demand. Accordingly, the decreased costs for the three-month period ending June 30, 2008, versus the comparable period in 2007 reflects a decrease in variable costs due to the slowdown in deployments of new sponsored physicians.
Research and Development Expenses
     The following table sets forth a quarter-over-quarter comparison of the Company’s research and development expenses:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2008 vs. 2007		Six Months Ended, June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
Research and Development expenses	$1,381,000	$1,343,000	$38,000	3%	$2,926,000	$2,642,000	$284,000	11%
     Research and development expenses increased $38,000 or 3% in the three-month period ended June 30, 2008, compared to the same period in 2007. The increase is primarily due to increased share-based compensation expense and $158,000 increased people costs partially offset by a cost of revenue deferral of approximately $143,000 specific to a single e-Prescribing customer contract. For the six-month period ended June 30, 2008, research and development expenses increased $284,000 or 11% compared to the same period in 2007. The increase consists of $245,000 for cash expenses and $39,000 for non-cash expenses. Cash expenses increased due principally to people costs associated with increased development activities. The increase in non-cash expenses is due to share-based compensation expense slightly offset by decreases in depreciation expense.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were basically flat between periods. Looking ahead, the Company believes these expenses will remain relatively flat throughout 2008 or increase slightly due to potential additions to the sales force.
     The following table sets forth a quarter-over-quarter comparison of the Company’s selling, general and administrative expenses:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2008 vs. 2007		Six Months Ended, June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
Marketing expenses	$805,000	$938,000	$(133,000)	(14%)	$1,690,000	$1,857,000	$(167,000)	(9%)
Sales expenses	2,281,000	2,225,000	56,000	3%	4,553,000	4,535,000	18,000	—
General and administrative expenses	1,521,000	1,486,000	35,000	2%	3,181,000	3,057,000	124,000	4%

Total selling, general and administrative expenses	$4,607,000	$4,649,000	$(42,000)	—	$9,424,000	$9,449,000	$(25,000)	—

Customer Deposit Forfeiture
     In the first quarter of 2007, the Company recorded a $2,000,000 reduction of certain operating expenses resulting from forfeiture by sanofi-aventis U.S. Inc. (“sanofi-aventis”) of a customer deposit. (See Note 12 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007).
Loss on impairment of operating lease
     Loss on impairment of operating lease totaling $100,000 was realized in the quarter ended June 30, 2007, relating to the sublease of the Company’s Mason, Ohio office facility in April 2007. The loss is comprised of the difference between future cash payments less future cash receipts from the sub-leasing arrangement.

Investment and Other Income
     Investment income increased to $222,000 and $338,000 for the three and six-month periods ended June 30, 2008, from $139,000 and $294,000 for the corresponding periods in 2007. Included in other income and expense for the three and six-month periods ended June 30, 2008, is a one-time $135,000 payment for royalty fees associated with previously assigned patents. Investment income has decreased year-over-year due to a decrease in interest rates on cash investments.
Interest Expense
     The Company incurred no interest expense for the three and six-month periods ended June 30, 2008. During the three and six-month periods ended June 30, 2007, the Company incurred $56,000 and $106,000 interest expense on primarily two then-existing note payable instruments. One instrument involved both an original and a restructured note with a third party, sanofi-aventis. The second note related to the financing of the Company’s 2007 commercial insurance. For additional or supplemental information regarding these notes see Note 13 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007.
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
Income Taxes
     For the three-month period ended June 30, 2008, the income tax provision was zero due primarily to the filing of amended 2006 Canadian tax returns for additional research and development credits and the filing of the 2007 Canadian tax returns which contained research and development credits not reflected in the original year end provision. For the six-month period ended June 30, 2008, the Company recorded income tax expense of $77,000. The tax expense relates to the operations of the Company’s Canadian subsidiary. The increase between periods is primarily due to 2008 payments of earned commissions and bonuses with the issuance of the Company’s common stock in lieu of cash, which are not deductible for tax purposes, partially offset by research and development credits recorded in the second quarter 2008. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income.
     The Company’s deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, the Company’s ability to fully utilize its deferred tax assets, including its net operating loss carry forwards, against future taxable income may be limited.
     As of January 1, 2007, as required, the Company adopted the FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” There was an insignificant amount of interest expense accrued or recognized related to income taxes for the three and six-month periods ended June 30, 2008. There was no selling, general and administrative expense accrued or recognized for the same periods. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three and six-month periods ended June 30, 2008, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.
Net Loss
     As a result of the foregoing, the Company’s net loss was $1,350,000 and $3,054,000 for the three and six-month periods ended June 30, 2008, respectively, and $3,135,000 and $4,776,000 for the corresponding periods in 2007.
Liquidity and Capital Resources
Overview
     In second quarter of 2008, the Email Encryption business generated sufficient cash to cover the cash requirements for Email

Encryption, corporate overhead, and cash consumed by our e-Prescribing business. On June 30, 2008, the Company’s total cash, cash equivalents and restricted cash totaled $13,032,000. The Company believes that it has adequate cash for at least the next twelve months. The Company has total contractual obligations over the next twelve months of $1,254,000 and $3,267,000 over the next three years consisting primarily of various office lease contracts (see Note 14 to the Condensed Consolidated Financial Statements). Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as, investments that the Company chooses to make to secure new orders. The Company believes that a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
     The Company is engaged in two primary lines of business: Email Encryption and e-Prescribing. See “Overview” above beginning on page 14, for a description of the subscription nature of these businesses and the key metrics that the future cash flow of the Company are primarily dependent on.
     Email Encryption — The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. In the first two quarters of 2008, as well as years 2007 and 2006, cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption. The Company became cash flow positive by keeping costs relatively flat while continuing to book new first-year orders (approximately $2,807,000 for the first two quarters of 2008, $5,500,000 for full calendar year 2007 and $4,700,000 for full calendar year 2006), as well as maintaining a high customer renewal rate of existing customers whose initial contracted service period had expired. The renewal rate, on an annualized basis, has consistently remained at or above 95%. The Company expects the Email Encryption business to continue generating cash receipts in excess of its specific operating costs in the next twelve months assuming continued addition of new subscribers at historical rates and maintaining consistent subscriber renewal rates.
     e-Prescribing — The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption; thus, the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching a level of subscribers required to overcome the spending needed to profitably provide the service. The Company currently estimates a range of 10,000 to 12,000 active users (physicians) in at least their second year of active use are needed for these fixed costs to be overcome.
     At June 30, 2008, the Company had eight insurance payors under contract and a backlog of approximately 150 sponsored, but not-yet-deployed units. In the six-month period ended June 30, 2008, the Company deployed approximately 380 users compared with approximately 1,050 for the same period in 2007. However, not all users to whom the e-Prescribing service is deployed become active. Looking at historical trends, one would expect that between, 60% — 70% of the users deployed in recent quarters would become active users. However, with the passage of the new legislation (MIPPA), the conversion of deployed users to active users might be expected to improve. Also, the Company experiences attrition among its active users. Again, in light of the new legislation, one might expect retention to increase. In any case, the Company continues its efforts to identify solutions for improving the conversion rate of deployed users to active users and for lowering the attrition rate.
     Sponsorship contracts typically specify that physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, Blue Cross Blue Shield of Massachusetts has renewed the annual sponsorship of its most active users for a fourth year of service; and six of the Company’s remaining seven payors under contract have also sponsored their most active subscribers for at least one additional year of service. The prescribers sponsored by the remaining payor, United HealthCare, had not yet completed their first year of service as of June 30, 2008, and were not yet due to renew. The Company also attempts to secure renewal contracts directly with those users who do not write enough electronic prescriptions to be considered for continued sponsorship by their original payors.
     The number of active users required to cover both fixed and variable costs for the e-Prescribing business will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. The total transaction and usage-based fees recognized as revenue during the quarter ended June 30, 2008, was $308,000 compared to $418,000 for the same period in 2007. The Company currently has contracted transaction-based fees (or the equivalent) with four payors. Substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. To increase transaction related fees, the Company will need to: (a) increase its active user base from either existing or new payor sponsored e-prescribing programs, or (b) introduce new payor services which command a fee, or (c) generate fees from other payors that have insured members visiting doctors already using the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the Company believes that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     At current deployment rates per quarter, combined with the nearly depleted backlog, the Company cannot achieve its business objectives for the e-Prescribing segment becoming cash flow sufficient on a standalone basis in the near term. Despite the decline in forecasted new subscribers in its e-Prescribing business, the Company believes that there is high interest on the part of (a) currently contracted payors in expanding their existing programs, and (b) prospective payors who are in the exploratory phases of committing to executing a new sponsorship contract. The Company continues to believe that the market has potential and is continuing to work with payor customers and prospective customers to demonstrate return on investment and other related benefits in an effort to significantly increase the number of payors and the number of prescribers sponsored by payors. If successful, the Company will increase quarterly deployment rates and thereby accelerate cash flow breakeven for the e-Prescribing segment.
     Further, the Company continues to closely monitor developments in the e-Prescribing market, such as the July 2008 passage of the Medicare Improvements for Patients and Providers Act of 2008, and will make its investment decisions in line with its expectation of future returns. The extent and timing of the Company’s success (or lack thereof) in the e-prescribing market will have significant impact on consolidated cash flow performance. The Company believes it has the ability to adjust overall cash spending to react to shortfalls in projected cash.
Sources and Uses of Cash Summary
     Ending cash, cash equivalents and marketable securities on June 30, 2008, was $13,007,000 versus $10,436,000 on June 30, 2007. These balances exclude restricted cash of $25,000 at June 30, 2008, and $1,700,000 at June 30, 2007. Restricted cash is not available for operations because of contractual restrictions placed on that cash, primarily from placement of the cash in collateral accounts used to secure debt.
     The following table shows various sources and uses of operating cash for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007	Variance
Operating cash receipts	$16,743,000	$15,935,000	$808,000	5%
Net operating cash spending	(15,600,000)	(15,923,000)	323,000	2%

Net cash provided by operating activities	$1,143,000	$12,000	$1,131,000	—

     For the six-month period ended June 30, 2008, the net cash provided by operating activities improved $1,131,000 over the comparable period in 2007. Overall, the Email Encryption Service yielded positive cash flow from operations while e-Prescribing had negative cash flow from operations. Cash flow from operations is a management measurement computed from total cash receipts minus cost of revenues and direct costs, but excluding total unallocated expense/income. Email Encryption has seen year-on-year growth in cash flow because of continued growth in new subscriptions, its high rate of customer renewals and some customers electing to prepay their entire multi-year contract up front. The Company anticipates that year-on-year growth in cash flow will continue for Email Encryption as long as new subscriptions and the rate of customer renewals are sustained at levels generally prevailing during the last twelve months. The emerging nature of the e-Prescribing market makes the expected cash usage for the Company’s e-Prescribing service in the next twelve months less predictable. Improved cash utilization for the e-Prescribing service is dependent upon securing new or the expansion of existing payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction fees or incremental service fees for new functionality.
     As reported in the consolidated statements of cash flows, net cash flows provided by investing activities was $1,190,000 for the six-month period ended June 30, 2008, compared to net cash flows used by investing activities of $2,208,000 for the comparable period in 2007. Of these respective totals, $544,000 and $543,000 were used to purchase various computing equipment primarily to satisfy customer contracts. Most prevalent are purchases of computer servers for the Email Encryption business, which are often required to deliver the Company’s services. The other significant activity between periods included net proceeds from the sale of marketable securities of $1,734,000 for the six month period ended June 30, 2008, compared to the net purchases of marketable securities of $1,665,000 for the comparable period in 2007.
     Net cash provided by financing activities for the six-month period ended June 30, 2008, was $150,000 compared to net cash used by financing activities of $151,000 for the comparable in 2007. The total for 2008 consists entirely of proceeds from the exercise of stock options. Net cash used by financing activities in the comparable period in 2007 related entirely to a small, then-outstanding note payable, which was paid ratably in 2007.

Cash Sources
     The following items are essential to the Company’s future operating cash sources:
•	contractual backlog;

•	Email Encryption growth and retention;

•	e-Prescribing growth and retention; and

•	Future transaction fees or incremental service fees for new functionality, for instance disease management program enrollment.
     Backlog — The Company’s end-user order backlog is approximately $37,000,000 and is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of approximately $16,900,000 of deferred revenue that has been billed and paid and $20,100,000 that has either not yet been billed or has been billed, but not collected in cash as of June 30, 2008. The Company estimates that approximately half of the amount not yet billed will be billed in the next twelve months.
     Email Encryption growth and retention —The Company assumes it will collect contractually billed amounts, experience continued high renewal rates and continue to add new first-year orders in the range of the new first-year orders demonstrated in the past twelve months, experience continued growth in its indirect channels to market and experience continued customer prepayments on some multiple-year contracts. The Company believes that the anticipated increase in cash receipts can be achieved with minimal additional costs.
     e-Prescribing growth and retention — The Company’s go-to-market model to-date in e-Prescribing has been to contract with healthcare payors who pay the Company to provide service to prescribers for at least one year. The Company’s current list price for the first year of the service is $2,000, which includes twelve months of service as well as set up fees, and a $600 per year subscription fee for service in subsequent years. In light of the relatively low margins on installation and service during the initial year of deployment, the Company’s ability to promote high utilization rates for each prescriber, and thus, to increase the likelihood of renewed subscription fees and the generation of transaction fees or incremental service fees for new functionality, for instance disease management program enrollment, is a key aspect of the Company’s cash flow breakeven plan for its e-Prescribing business.
     e-Prescribing performance-based, transaction and other incremental service fees — The Company’s go-to-market model in e-Prescribing also involves securing additional contracts where customers pay for various transactions that occur through the e-Prescribing service. The Company had a usage-based arrangement with one of its payors that provided for the payment of fees to the Company based on achievement of measured improvements in prescribing behavior; however, during the quarter ended June 30, 2008, the Company achieved the upper invoicing limit associated with the usage based-fees included in that single payor contract. The Company will endeavor to replace the completed contract with new agreements with existing and/or new customers, but it is not known if the Company will be successful in its efforts.
     The Company currently has contracted transaction-based fees (or the equivalent) with four payors. Substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. To increase transaction related fees, the Company will need to: (a) increase its active user base from either existing or new payor sponsored e-prescribing programs, or (b) introduce new payor services which command a fee, or (c) generate fees from other payors that have insured members visiting doctors already using the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the Company believes that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     Finally, sources for other transaction fees include parties who benefit from a real-time, electronic connectivity with PocketScript users. The Company is seeking to establish additional fees to extend its revenue for this platform. For example, the Company currently has contracts under which it earns fees for sending prescriptions electronically to the pharmacies and for certain transactions involving prescriptions related to pharmacy benefit managers. Additionally, the Company is piloting a disease management program with one of its payors which alerts physicians through the e-Prescribing service that a patient may be eligible for enrollment in the disease management program.

     The number of prescriptions written using the PocketScript service and thus transmitted through the ZixData Center has been growing on a year-over-year basis. In the first six months of 2008, the Company transacted approximately 4,400,000 prescriptions compared to 3,600,000 prescriptions for the comparable period in 2007. The Company is investing greater sales effort and post-deployment attention to maximizing usage so as to maximize future revenue potential both through renewals and transaction fees.
     Securing further performance-based, transaction and other incremental service fee/revenue streams in excess of those currently under contract will be required so that the previously discussed targeted range of 10,000 to 12,000 active prescribers active in at least the second year of service will provide returns in excess of fixed costs of providing the e-Prescribing service. There can be no assurance the Company will be successful in expanding its current payor programs or contracting with new payors.
     Cash Requirements
     The Company anticipates maintaining positive cash flow in each of the first three quarters of 2008, barring an investment in the growth of the business. This projection is based on the Company’s organization size after taking into account forecasted order and deployment rates and the annualized operating spending level. As noted earlier, if unforeseen market opportunities materialize, the Company may revise its projected spending level as a result of management’s election to invest to capitalize on these opportunities.
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
     Specifically, the fee structure in the second year of the contract and beyond consists of an annual subscription fee and transaction fees (or the equivalent) from various sources and/or additional service fees for new functionality, for instance disease management program enrollment. The e-Prescribing business model requires that the combination of the annual subscription fee, the transaction fees (or the equivalent) for script processing and the fees for payor services (i.e. disease management enrollment), if any, significantly exceed the customer support expense in the second and subsequent years of service to a prescriber. To the extent that these fees exceed the customer support expense in the second and subsequent years of service, e-Prescribing related fixed costs will be offset and profitability will be achieved. It should be noted that net cash contributions from transaction-based fees are high relative to the incremental costs to generate these fees.
Liquidity Summary
     On June 30, 2008, the Company’s total cash, cash equivalents and restricted cash totaled $13,032,000. The Company believes it has adequate resources and liquidity to maintain growth in the Email Encryption business and to sustain the e-Prescribing business for at least the next twelve months. The Company’s cash resources could be negatively affected as described below:
•	The key metrics upon which the operational success of the Company is primarily dependent are set forth under the caption “Overview,” which appears on page 14 of this Form 10-Q. Failure of the Company to perform satisfactorily relative to these key metrics or to decrease its discretionary spending will negatively affect the Company’s overall cash resources.

•	The Company hopes to begin recruiting prescribers as part of the announced HighMark initiative in Pennsylvania and to obtain new payor sponsorship contracts to deploy its e-Prescribing service to a significant number of new prescriber (users). There are significant upfront variable costs associated with establishing the service. The Company has historically asked its health care payor sponsors to pay all (or most) of these variable costs either before or as they are incurred. In the case of the HighMark initiative and, in the case of possible new sponsorships being proposed, the Company would pay a substantial portion of these variable costs upfront in exchange for cash and revenue streams that commence or payments that are made upon achievement of active prescribers. Of course, our business plan in these instances would be designed such that future payments exceed our variable costs and provide net contribution to our fixed costs and, with sufficient volume of active prescribers, would become profitable. However, with significant increases to the number of orders under these new business models, the Company’s use of its cash resources will increase significantly.

•	The Company may increase its research and development spending to develop new functionality and services for one or both of its lines of business.

•	New business opportunities may require significant investments for new technology or infrastructure.
Options and Warrants of ZixCorp Common Stock
     The Company has significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of June 30, 2008. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in	Total Value of
Exercise Price Range	Outstanding Shares	Outstanding Shares	Outstanding shares)	Vested Shares
$1.21 — $1.99	6,971,510	$10,788,183	5,980,328	$9,281,026
$2.00 — $3.49	4,950,559	14,800,737	4,579,764	13,706,971
$3.50 — $4.99	4,329,584	19,311,008	2,903,893	12,619,372
$5.00 — $5.99	600,354	3,047,997	600,354	3,043,795
$6.00 — $8.99	977,099	6,241,066	977,099	6,235,393
$9.00 — $19.99	1,116,570	11,965,164	1,116,570	11,958,465
$20.00 — $57.60	1,057,019	57,590,935	1,057,019	57,590,233

Total	20,002,695	$123,745,090	17,215,027	$114,435,255
Off-Balance Sheet Arrangements
None
Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of June 30, 2008:

	Payments Due by Period
	Total	1 Year	2-3 Year	> 3 Years
Operating leases	$6,177,000	$1,254,000	$2,013,000	$2,910,000
     The Company has not entered into any material, non-cancelable purchase commitments at June 30, 2008.
     The Company has severance agreements with certain employees which would require the Company to pay approximately $1,743,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the three-month and six-month periods ended June 30, 2008, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 2007, in Part II, Item 7A, which are incorporated by reference into this Quarterly Report on Form 10-Q.
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
     An evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Note 14 to the Condensed Consolidated Financial Statements set forth in this Form 10-Q and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its 2008 Annual Meeting of Shareholders on June 3, 2008. See the Company’s Current Report on Form 8-K, dated June 5, 2008, for a description of the matters considered at the meeting and the voting results with respect to those matters.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

99.1	Order and Final Judgment, United States District Court, Cause No. 3-04-CV-1931-K, Northern District of Texas, Dallas Division (dated June 16, 2008). Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 17, 2008, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Barry W. Wilson, Chief Financial Officer and Treasurer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on August 8, 2008.

ZIX CORPORATION
By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 8, 2008.

Signature	Title

/s/ Richard D. Spurr (Richard D. Spurr)	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Barry W. Wilson (Barry W. Wilson)	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(Robert C. Hausmann)	Director

(Charles N. Kahn III)	Director

/s/ James S. Marston (James S. Marston)	Director

/s/ Antonio R. Sanchez III (Antonio R. Sanchez III)	Director

/s/ Paul E. Schlosberg (Paul E. Schlosberg)	Director