Form 10-Q
period 2008-09-30
ZIX CORP
filed 2008-11-10
CIK 855612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common Stock, par value $0.01 per share	63,175,321

Part I. Financial Information
Item 1. Financial Statements
ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,140,000	$10,524,000
Marketable securities	—	1,734,000
Receivables, net	539,000	1,119,000
Prepaid and other current assets	1,126,000	1,545,000

Total current assets	14,805,000	14,922,000
Restricted cash	25,000	25,000
Property and equipment, net	2,020,000	2,297,000
Goodwill	2,161,000	2,161,000
Other assets	32,000	69,000

Total assets	$19,043,000	$19,474,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$402,000	$231,000
Accrued expenses	2,766,000	3,064,000
Deferred revenue	13,968,000	12,606,000

Total current liabilities	17,136,000	15,901,000
Long-term liabilities:
Deferred revenue	2,891,000	3,497,000
Deferred rent	330,000	365,000

Total long-term liabilities	3,221,000	3,862,000

Total liabilities	20,357,000	19,763,000
Commitments and contingencies (see Note 14)
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 65,474,428 issued and 63,147,247 outstanding in 2008 and 64,959,649 issued and 62,632,468 outstanding in 2007	655,000	650,000
Additional paid-in capital	332,719,000	329,186,000
Treasury stock, at cost; 2,327,181 common shares in 2008 and 2007	(11,507,000)	(11,507,000)
Accumulated deficit	(323,181,000)	(318,618,000)

Total stockholders’ deficit	(1,314,000)	(289,000)

Total liabilities and stockholders’ deficit	$19,043,000	$19,474,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$6,709,000	$6,191,000	$20,866,000	$17,133,000
Cost of revenues	2,383,000	2,662,000	7,505,000	8,162,000

Gross margin	4,326,000	3,529,000	13,361,000	8,971,000
Operating expenses:
Research and development expenses	1,590,000	1,320,000	4,516,000	3,962,000
Marketing expenses	906,000	814,000	2,596,000	2,671,000
Sales expenses	1,909,000	2,214,000	6,462,000	6,749,000
General and administrative expenses	1,417,000	1,208,000	4,598,000	4,265,000
Customer deposit forfeiture	—	—	—	(2,000,000)
Loss on impairment of operating lease	—	—	—	100,000

Total operating expenses	5,822,000	5,556,000	18,172,000	15,747,000

Operating loss	(1,496,000)	(2,027,000)	(4,811,000)	(6,776,000)
Other (expense) income:
Investment and other income	97,000	143,000	435,000	437,000
Interest expense	—	(35,000)	—	(141,000)
Loss on extinguishment of debt	—	—	—	(178,000)

Total other income	97,000	108,000	435,000	118,000

Loss before income taxes	(1,399,000)	(1,919,000)	(4,376,000)	(6,658,000)
Income taxes expense	(110,000)	(17,000)	(187,000)	(54,000)

Net loss	$(1,509,000)	$(1,936,000)	$(4,563,000)	$(6,712,000)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.07)	$(0.11)

Basic and diluted weighted average common shares outstanding	63,072,191	60,344,165	62,893,809	60,189,352

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Stockholders’ Deficit
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, January 1, 2008	64,959,649	$650,000	$329,186,000	$(11,507,000)	$(318,618,000)	$(289,000)
Issuance of common stock upon exercise of stock options	67,342	1,000	163,000	—	—	164,000
Common stock issued to employees as compensation in lieu of cash	447,437	4,000	1,422,000	—	—	1,426,000
Employee share-based compensation costs	—	—	1,905,000	—	—	1,905,000
Non-employee share-based compensation	—	—	43,000	—	—	43,000
Net loss	—	—	—	—	(4,563,000)	(4,563,000)

Balance, September 30, 2008	65,474,428	$655,000	$332,719,000	$(11,507,000)	$(323,181,000)	$(1,314,000)

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(4,563,000)	$(6,712,000)
Non-cash items in net loss:
Depreciation and amortization	961,000	1,246,000
Employee share-based compensation costs	1,905,000	740,000
Non-employee share-based compensation costs	43,000	89,000
Common stock issued to employees in lieu of cash	1,004,000	—
Changes in deferred taxes	37,000	(106,000)
Amortization of debt discount/premium, financing costs and other	—	36,000
Loss on extinguishment of debt	—	178,000
Loss on impairment of operating lease	—	100,000
Customer deposit forfeiture	—	(2,000,000)
Changes in operating assets and liabilities:
Receivables	580,000	(90,000)
Prepaid and other current assets	435,000	661,000
Accounts payable	166,000	246,000
Deferred revenue	756,000	5,214,000
Accrued and other liabilities	89,000	148,000

Net cash provided (used) by operating activities	1,413,000	(250,000)
Investing activities:
Purchases of property and equipment	(695,000)	(769,000)
Restricted cash investments and marketable securities, net	1,734,000	(1,665,000)

Net cash provided (used) by investing activities	1,039,000	(2,434,000)
Financing activities:
Proceeds from exercise of stock options	164,000	15,000
Payment of short-term notes payable	—	(229,000)

Net cash provided (used) by financing activities	164,000	(214,000)

Increase (decrease) in cash and cash equivalents	2,616,000	(2,898,000)
Cash and cash equivalents, beginning of period	10,524,000	12,783,000

Cash and cash equivalents, end of period	$13,140,000	$9,885,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp” or “the Company”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2007 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Standards and Pronouncements
     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The Company has used the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact on its consolidated balance sheets, statements of operations and cash flows.
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
3. Company Overview and Liquidity
     ZixCorp is a provider of hosted Internet applications, delivered via a “Software as a Service” (SaaS) model. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. The Company is currently engaged in two lines of business that require these core competencies: Email Encryption and e-Prescribing. We offer these services on a subscription basis to our customers who subscribe to use the services for a specified term.
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
     In keeping with the typical subscription business model, we have invested significant up-front cash and other resources in our Email Encryption and e-Prescribing businesses. These costs include the costs to initially develop and then maintain our SysTrust certification and SAS 70 (Type II audit report) frameworks for applicable services provided by our ZixData Center™, which operates on a 24/7 basis at a 99.99% level of availability and is the backbone of our Email Encryption and e-Prescribing businesses. Also, in both lines of business, we incur significant costs to build an information technology (IT) platform to establish real-time access and connectivity required to deliver services.
     Although the financial models of our two core lines of business are similar, they are at different stages of their development. Our Email Encryption business is now generating significant excess cash. In the first three quarters of 2008, it generated enough cash to cover its costs, our entire Company-wide overhead costs, and the cash consumed by our e-Prescribing business. Our e-Prescribing business is not as mature as our Email Encryption business, does not have sufficient paying customers to cover its costs, and consumes cash. Nevertheless, at this time we believe that our e-Prescribing business will ultimately achieve sufficient customers to generate cash and contribute to profit and, accordingly, we are continuing to invest in this line of business.
     The Company has total contractual obligations over the next year of $1,208,000 and $3,176,000 over the next three years consisting of various office lease contracts (see Note 14). Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as investments that the Company chooses to make to secure new orders. The Company believes a significant portion of the spending in excess of contractual commitments is discretionary and flexible.
     On September 30, 2008, the Company’s cash, cash equivalents and restricted cash totaled $13,165,000. The Company believes it has adequate cash to maintain growth in the Email Encryption business and to sustain the e-Prescribing business for at least the next twelve months. The Company’s cash resources could be negatively affected as described below.
•	The key metrics upon which the operational success of the Company is primarily dependent are set forth under the caption “Overview,” which appears on page 14 of this form 10-Q.

•	The Company will begin recruiting prescribers related to the new contracts signed in the fourth quarter 2008 and continues to pursue additional payor sponsorship contracts to deploy its e-Prescribing service to a significant number of new prescribers. There are considerable upfront variable costs associated with establishing the service. The Company has historically asked its health care payor sponsors to pay all (or most) of these variable costs either before or as they are incurred. In the case of possible new sponsorships being proposed, the Company would pay a substantial portion of these variable costs upfront in exchange for cash and revenue streams that commence as payments are made upon achievement of various utilization metrics or other milestones, as applicable. Our business plan in these instances is designed such that future payments exceed our variable costs and provides net contribution to our fixed costs and, with sufficient number of new active prescribers, the business would become increasingly profitable. However, with significant increases to the number of orders, and with the payor sponsors not paying a substantial portion of the variable costs up front, the Company’s use of its cash resources will increase accordingly.

•	The Company may increase its research and development spending to develop new functionality and services for one or both of its lines of business.

•	Significant increases in the number of users of our two core lines of business may require significant investments for new technology or infrastructure.
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
     e-Prescribing service arrangements contain multiple deliverables including both hardware and services. Due to the lack of VSOE, these elements are combined into a single unit of accounting and, similar to Email Encryption, are recognized as revenue ratably over the longer of the subscription term or expected renewal period. Revenue recognition begins upon installation of the required hardware, commencement of service and achievement of certain utilization metrics, as contractually required.
     Some of the Company’s services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs or when the predetermined usage levels have been achieved, and when the amounts are fixed and determinable. The Company does not offer stand alone services. Further, the Company’s services include various warranty provisions; however, the Company recorded no warranty expense to any period presented.
     For the three months ended September 30, 2008 and September 30, 2007, no single customer accounted for more than 10% of revenue. For the nine months ended September 30, 2008, no single customer accounted for more than 10% of revenue. For the nine months ended September 30, 2007, e-Prescribing customer Blue Cross Blue Shield of Massachusetts, Inc., accounted for approximately $1,656,000, or 10% of total revenue and 37% of e-Prescribing revenue.
5. Segment Information
     The Company manages the business in two reportable lines of business or segments: Email Encryption and e-Prescribing as discussed in Note 3. The Company’s Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decisions makers (“CODM”) in assessing the performance of each segment and determining the related allocation of resources.
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

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$5,578,000	$1,131,000	$—	$6,709,000	$4,631,000	$1,560,000	$—	$6,191,000
Cost of revenues	985,000	1,398,000	—	2,383,000	1,029,000	1,633,000	—	2,662,000

Gross margin (loss)	4,593,000	(267,000)	—	4,326,000	3,602,000	(73,000)	—	3,529,000
Direct expenses	2,643,000	1,762,000	—	4,405,000	2,487,000	1,725,000	—	4,212,000

Segment contribution (loss)	1,950,000	(2,029,000)	—	(79,000)	1,115,000	(1,798,000)	—	(683,000)
Unallocated (expense) / income
Marketing, general and administrative expense	—	—	(1,417,000)	(1,417,000)	—	—	(1,344,000)	(1,344,000)
Loss on impairment of operating lease	—	—	—	—	—	—	—	—
Investment and other income	—	—	97,000	97,000	—	—	143,000	143,000
Interest expense	—	—	—	—	—	—	(35,000)	(35,000)

Total	—	—	(1,320,000)	(1,320,000)	—	—	(1,236,000)	(1,236,000)

Income (loss) before income taxes	$1,950,000	$(2,029,000)	$(1,320,000)	$(1,399,000)	$1,115,000	$(1,798,000)	$(1,236,000)	$(1,919,000)

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$16,534,000	$4,332,000	$—	$20,866,000	$12,685,000	$4,448,000	$—	$17,133,000
Cost of revenues	3,094,000	4,411,000	—	7,505,000	3,255,000	4,907,000	—	8,162,000

Gross margin (loss)	13,440,000	(79,000)	—	13,361,000	9,430,000	(459,000)	—	8,971,000
Direct expenses	8,266,000	5,314,000	—	13,580,000	7,897,000	5,344,000	—	13,241,000

Segment contribution (loss)	5,174,000	(5,393,000)	—	(219,000)	1,533,000	(5,803,000)	—	(4,270,000)
Unallocated (expense) / income
Marketing, general and administrative expense	—	—	(4,592,000)	(4,592,000)	—	—	(4,406,000)	(4,406,000)
Loss on extinguishment of debt	—	—	—	—	—	—	(178,000)	(178,000)
Loss on impairment of operating lease	—	—	—	—	—	—	(100,000)	(100,000)
Customer deposit forfeiture	—	—	—	—	—	—	2,000,000	2,000,000
Investment and other income	—	—	435,000	435,000	—	—	437,000	437,000
Interest expense	—	—	—	—	—	—	(141,000)	(141,000)

Total	—	—	(4,157,000)	(4,157,000)	—	—	(2,388,000)	(2,388,000)

Income (loss) before income taxes	$5,174,000	$(5,393,000)	$(4,157,000)	$(4,376,000)	$1,533,000	$(5,803,000)	$(2,388,000)	$(6,658,000)

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

	September 30, 2008	December 31, 2007
Total assets:
Email Encryption	$3,392,000	$3,730,000
e-Prescribing	644,000	1,272,000
Corporate	15,007,000	14,472,000

Total assets	$19,043,000	$19,474,000

6. Stock Options and Share-based Employee Compensation
     As of September 30, 2008, there were 9,571,966 options outstanding and 2,010,027 available for grant. Of this amount, 1,552,895 options were available for grant to employees and non-director consultants and advisors and 457,132 were available for grant to the Company’s directors. For the three and nine-month periods ended September 30, 2008, the total share-based compensation expense was recorded to the following line items of the Company’s condensed consolidated statement of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Cost of revenues	$80,000	$237,000
Research and development expenses	64,000	195,000
Selling, general and administrative expenses	496,000	1,473,000

Share-based compensation expense	$640,000	$1,905,000

     There were 4,583 stock options exercised for the three months ended September 30, 2008, and 10,000 exercised for the comparable period in 2007. Excess tax benefits totaling $13,000 were recorded for the nine-month period ended September 30, 2008. A deferred tax asset totaling $594,000 and $291,000, resulting from share-based compensation expense, was recorded for the nine-months ended September 30, 2008 and 2007, respectively. These deferred tax assets were fully reserved because of the Company’s historical net losses for its United States operations. As of September 30, 2008, there was $4,235,000 of total unrecognized share-based compensation related to non-vested, share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.05 years.
Stock Option Activity
The following is a summary of all stock option transactions for the three months ended September 30, 2008:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at June 30, 2008	9,567,891	$4.94
Granted at market price	39,061	$2.56
Cancelled or expired	(30,403)	$3.96
Exercised	(4,583)	$3.12

Outstanding at September 30, 2008	9,571,966	$4.93	6.54	$1,555,000

Options exercisable at September 30, 2008	7,192,230	$5.45	5.86	$926,000

     At September 30, 2008, the Company had 2,157,609 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options is $1,555,000.
Common Stock Issued in Lieu of Cash
     At September 30, 2008, the Company held 172,235 shares of common stock in reserve under a shareholder approved plan for potential future grants in lieu of cash compensation to employees. For the nine-month period ended on September 30, 2008, there were 447,437 shares issued at a weighted average price of $3.30. Common stock issued to employees for variable compensation, including certain sales commissions and employee bonuses, in lieu of cash, totaled $1,426,000 for the nine-month period ended September 30, 2008.
     For information regarding the Company’s Stock Options and Share-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007.
7. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and non-cash activities:

	Nine Months Ended September 30,
	2008	2007
Cash paid for interest	$—	$66,000

Cash paid for income taxes	$97,000	$133,000

Noncash investing and financing activities:
Issuance of common stock and warrants related to the restructure of the prior promissory note payable	$—	$1,393,000

Issuance of a replacement promissory note payable	$—	$1,477,000

Accrued expenses related to fixed asset purchases	$5,000	$102,000

Assets sold to customers as part of their subscription service	$16,000	$—

Stock issued in lieu of accrued expenses	$422,000	$—

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
9. Receivables, net

	September 30,	December 31,
	2008	2007
Gross trade accounts receivable	$3,612,000	$4,513,000
Allowance for returns and doubtful accounts	(50,000)	(66,000)
Unpaid portion of deferred revenue	(3,023,000)	(3,328,000)

Trade receivables, net	539,000	1,119,000
Note receivable	488,000	488,000
Allowance for note receivable	(488,000)	(488,000)

Note receivables, net	—	—

Total receivables, net	$539,000	$1,119,000

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
     The note receivable of $488,000 as of September 30, 2008, and December 31, 2007, reflects the remaining balance of a note with an original principal amount of $540,000 issued in conjunction with the sale of a product line in September 2005 (See Note 6 to the Notes to Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10. Prepaid and other current assets

	September 30,	December 31,
	2008	2007
Inventory	$87,000	$218,000
Deferred cost of revenues charges	288,000	301,000
Prepaid insurance, maintenance and other	742,000	1,013,000
Tax related	9,000	13,000

Prepaid and other current assets	$1,126,000	$1,545,000

     Inventory — The Company’s inventory consists mainly of the costs of handheld devices and related networking hardware for e-Prescribing. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. As a general practice, the Company maintains a 30 to 90 day supply of inventory.

     Deferred cost of revenues charges — In accordance with the Company’s revenue recognition policy, the revenue associated with certain e-Prescribing deployments is being recognized ratably over the service period. To properly match direct costs with revenue, the Company defers the direct costs of each deployment expected to be recovered. The deferred costs are then amortized into cost of revenues ratably over the period in which revenue is recognized, i.e. the service period. Deferred cost of revenues related to deployments totaled $90,000 and $301,000 at September 30, 2008 and December 31, 2007, respectively, and consists primarily of the costs of the handheld devices and related networking hardware.
     Additionally in 2008, the Company has deferred to cost of revenues the research and development expenses related to the disease management program currently being piloted with one of its e-Prescribing payors. Approximately $198,000 in research and development costs, which were primarily incurred in the second and third quarters of 2008, have been deferred. These deferred costs will also be amortized into costs of revenues ratably over the period in which revenue is recognized.
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
11. Notes Payable
     The Company had no debt from borrowings at either September 30, 2008, or December 31, 2007. However, during the first nine months of 2007, the Company did incur interest expense on two then-existing note payable instruments. For additional information regarding these notes see Note 13 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
13. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the condensed consolidated statement of operations are equal in amount because the assumed exercise of common stock equivalents would be anti-dilutive, as a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	September 30,
	2008	2007
Stock options	9,571,966	9,479,846
Warrants issued in relation to debt and equity arrangements	10,434,804	13,365,741

Total antidilutive securities excluded from EPS calculation	20,006,770	22,845,587

     The Company does not anticipate issuing stock, unless it is deemed appropriate to invest in significant growth opportunities.
14. Commitments and contingencies
     The Company had severance agreements as of September 30, 2008, with certain employees that would require the Company to pay approximately $1,743,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.

Leases
     The Company leases its office facilities under non-cancelable operating lease agreements. The Company is obligated to make future non-cancelable payments under various office lease contracts. The following table summarizes our contractual cash obligations as of September 30, 2008:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$5,864,000	$1,208,000	$1,968,000	$2,688,000
     These contractual obligations will be partially offset by future receipt of sublease payments totaling $79,000 and $65,000 in 2008 and 2009 respectively. The Company has not entered into any material, non-cancelable purchase commitments at September 30, 2008.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     ZixCorp is a provider of hosted Internet applications, delivered via a “Software as a Service” (SaaS) model. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We are currently engaged in two lines of business that require these core competencies: Email Encryption and e-Prescribing. We offer these services on a subscription basis to our customers who subscribe to use the services for a specified term.
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
     In keeping with the typical subscription business model, we have invested significant up-front cash and other resources in our Email Encryption and e-Prescribing businesses. These costs include the costs to initially develop and then maintain our SysTrust certification and SAS 70 (Type II audit report) frameworks for applicable services provided by our ZixData Center™, which operates on a 24/7 basis at a 99.99% level of availability and is the backbone of our Email Encryption and e-Prescribing businesses. Also, in both lines of business, we incur significant costs to build an information technology (IT) platform to establish real-time access and connectivity required to deliver services.
     Although the financial models of our two core lines of businesses are similar, they are at different stages of their development. Our Email Encryption business is now generating significant excess cash. In the first three quarters of 2008, it generated enough cash to cover its costs, our entire Company-wide overhead costs, and the cash consumed by our e-Prescribing business. Our e-Prescribing business is not as mature as our Email Encryption business, does not have sufficient paying customers to cover its costs, and consumes cash. Nevertheless, at this time we believe that our e-Prescribing business will ultimately achieve sufficient customers to generate cash and contribute to profit and, accordingly, we are continuing to invest cash in this line of business.
     Operationally, the success of the Company is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “new first year orders”) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	Additional payor sponsorship of the e-Prescribing service by new or existing insurance payors;

•	Successful adoption and usage of the e-Prescribing service by prescribers;

•	Retention of the users (prescribers) of the e-Prescribing service as measured by renewal rates;

•	Transaction fees or incremental service fees for new or existing functionality incorporated in our e-Prescribing service, such as disease management at the physician point-of-care; and

•	Our ability to increase business volume with reasonable cost increases.
     Known trends regarding these key metrics and their implication on the Company’s current and future capital requirements are discussed throughout this “Management Discussion and Analysis”.
     On September 30, 2008, the Company’s cash, cash equivalents and restricted cash totaled $13,165,000. The Company believes it has adequate cash for at least the next twelve months. Despite its recent improved cash flow performance, the Company does expect to report further operating losses in its consolidated financial statements on a GAAP basis for 2008. See “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for more information on risk factors relevant to the Company’s operations and future prospects. For further discussion of the Company’s liquidity, refer to the “Liquidity and Capital Resources” section of this MD&A. There are no assurances that the Company will be successful in its efforts to achieve success in its businesses.
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
     The Company’s long-lived assets subject to amortization and depreciation are comprised of identified property and equipment aggregating $2,020,000 or 11% of total assets at September 30, 2008. Property and equipment and intangible assets are reviewed for impairment when certain triggering events occur where there is reason to believe that the carrying value may not be recoverable based on expected undiscounted cash flows attributable to such assets. The amount of a potential impairment is determined by comparing the carrying amount of an asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated.
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the subject net operating loss carryforwards and unused tax credits will be realized on future federal income tax returns. At September 30, 2008, the Company continued to provide a full valuation allowance against accumulated U.S. deferred tax assets of $114,967,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. If the Company begins to generate U.S. taxable income in a future period or if the facts and circumstances on which its estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
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
     Deferred cost of revenues charges — In accordance with the Company’s revenue recognition policy, the revenue associated with certain e-Prescribing deployments is being recognized ratably over the service period. To properly match direct costs with revenue, the Company defers the direct costs of each deployment expected to be recovered. The deferred costs are then amortized into cost of revenues ratably over the period in which revenue is recognized, i.e. the service period. Deferred cost of revenues related to deployments totaled $90,000 and $336,000, at September 30, 2008 and 2007, respectively, and consists primarily of the costs of the handheld devices and related networking hardware.
     Additionally in 2008, the Company has deferred to cost of revenues the research and development expenses related to the disease management program currently being piloted with one of its e-Prescribing payors. Approximately $198,000 in research and development costs, which were primarily incurred in the second and third quarters of 2008, have been deferred. These deferred costs will also be amortized into costs of revenues ratably over the period in which revenue is recognized.
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
     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The Company has used the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact on its consolidated balance sheets, statements of operations and cash flows.
Results of Operations
Third Quarter 2008 Summary of Operations
Financial Statement
•	Company-wide revenue for the quarter ended September 30, 2008, was $6,709,000 compared with $6,191,000 for the same period in 2007, representing an 8% increase.

•	Company-wide gross margin for the quarter ended September 30, 2008, was $4,326,000 or 64% of revenues compared to $3,529,000 or 57% of revenues for the comparable period in 2007.

•	Email Encryption — gross margin for this segment for the quarter ended September 30, 2008, was $4,593,000 or 82% of revenues totaling $5,578,000 compared to $3,602,000 or 78% of revenues totaling $4,631,000 for the comparable period in 2007.

•	e-Prescribing — the gross margin incurred by this segment for the quarter ended September 30, 2008, was a negative $267,000 or 24% of revenues totaling $1,131,000 compared to a negative gross margin of $73,000 or 5% of revenues totaling $1,560,000 for the comparable period in 2007.

•	Loss before income taxes for the quarter ended September 30, 2008, was $1,399,000 compared with a loss before income taxes of $1,919,000 for the same period in 2007.

•	The Company’s ending cash balance at September 30, 2008, was $13,140,000 compared to $9,885,000 at September 30, 2007.

•	Net cash provided by operating activities for the first nine months of 2008 was $1,413,000. Total cash and cash equivalent balances (including unrestricted, marketable securities and restricted cash) increased by $882,000 in the first nine months of 2008.
Operations
•	The Company secured new first year orders in the quarter ended September 30, 2008, totaling $1,170,000 for its Email Encryption services and achieved customer contract renewals of 95% on a contract value basis for Email Encryption customers. The customer contract renewal rate is expected to remain at or above 95% for 2008. See “Revenues — Email Encryption” below for more information.

•	The Company deployed approximately 140 new e-Prescribing devices to prescribers under sponsorship arrangements with several insurance payor/sponsors.

•	The Company achieved approximately 2,011,000 electronic prescriptions transacted in the three months ended September 30, 2008, through the use of its e-Prescribing service versus approximately 1,765,000 for the comparable period in 2007.
Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended,		3-month Variance				9-month Variance
	September 30,		2008 vs. 2007		Nine Months Ended, September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
Email Encryption	$5,578,000	$4,631,000	$947,000	20%	$16,534,000	$12,685,000	$3,849,000	30%
e-Prescribing	1,131,000	1,560,000	(429,000)	(28%)	4,332,000	4,448,000	(116,000)	(3%)

Total revenues	$6,709,000	$6,191,000	$518,000	8%	$20,866,000	$17,133,000	$3,733,000	22%

     Email Encryption — The revenue increases of $947,000 and $3,849,000 for the three and nine-month periods ended September 30, 2008, over the comparable periods in 2007 are due to the Company continuing to add new subscribers to the service while renewing a high percentage of existing subscribers as their service contracts expire. Additions to the subscriber base are best measured by new first year orders which are defined as the amount of new orders that are scheduled to be recognized as revenue in the first twelve months of the contract. For the three-month period ended September 30, 2008, the new first year orders were approximately $1,170,000. This compares to new first year orders of $1,375,000 and $1,359,000 for the three-month periods ended June 30, 2008 and September 30, 2007, respectively. The decline in new first year orders compared to the prior quarter was primarily the result of slower growth in the Company’s enterprise market which is focused on larger organizations. With the exception of the third quarter 2007, where the Company closed four large transactions, the third quarter is seasonally our lightest quarter of the year, specifically in larger accounts.
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
     e-Prescribing — The $429,000 revenue decrease for the three-month period ended September 30, 2008, versus the same period in 2007, is largely due to the Company reaching an upper-invoicing limit associated with transaction fees for a single payor contract. Specifically, the limit relates to payments the Company earned resulting from measured behavioral improvement goals among that payor’s prescribers. Having reached the invoice ceiling in the second quarter 2008, the Company earned no such fees for this element of the contract in the third quarter 2008 versus revenue of $273,000 earned in the third quarter 2007. Also in third quarter 2007, the Company realized a one time $120,000 increase in deployment revenues related to the restructuring of the contract terms with one of its payors. Additionally, the impact of fewer e-Prescribing deployments in 2008 versus 2007 has resulted in an $87,000 decline in deployment revenue year over year, which has been partially offset by a $55,000 increase in renewal revenue.

     Revenue Outlook: The Company’s future revenue growth for the remainder of 2008 is primarily expected to come from continued success in the Email Encryption business, while targeting the healthcare, finance, insurance, and government sectors. Email Encryption revenue growth is expected to mirror the 2007 annual performance rate of approximately 28%. While the Company has experienced a greater than 40% revenue increase in e-Prescribing for calendar years 2007 and 2006, 2008 revenue is expected to decline approximately 10% to 15% below the $6,132,000 recognized in 2007 as a result of the above mentioned ceiling on certain transaction fees and the decrease in the deployment backlog.
     However, the Company has seen recent success in signing additional contracts and growing its e-Prescribing backlog. The Company believes that there is additional interest on the part of some of our payors in expanding their existing programs, as well as interest from other prospective payors who are considering our service. The Company is further encouraged by the July 2008 passage of the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA, H.R. 6331), which provides an increase in Medicare payments to those physicians who use e-prescribing beginning January 2009, and which later penalizes those physicians that do not make the e-prescribing switch. However, there can be no assurance that this legislation will serve as a catalyst for the Company to gain additional business or that the Company will be otherwise successful in expanding its current payor programs or in contracting with new payors.
     Beyond 2008, revenue growth for e-Prescribing is largely dependent on the Company securing new (or expanding existing) payor sponsorship contracts, or increasing revenue per prescriber through offering new value-added services which may be provided in the future.
     Revenue Indicators — Backlog, Orders, and Deployments
     Company-wide backlog — The Company’s end-user order backlog is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. As of September 30, 2008, the backlog was approximately $36,000,000 and is comprised of approximately $17,000,000 of deferred revenue that has been billed and paid and $19,000,000 that has either not yet been billed or has been billed, but not collected in cash as of September 30, 2008. The backlog can also be divided by product segment, of which approximately $34,000,000 was for Email Encryption and $2,000,000 for e-Prescribing.
     The backlog is recognized into revenue as the services are performed. Approximately half of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue recognition is affected by both the length of time required to deploy a service and the length of the service contract.
     The Company’s future revenue growth from Email Encryption, beyond what is scheduled to be recognized from the backlog, is determined by total orders for Email Encryption, which are made up of: (a) renewals from existing customers (renewal of usage by previously existing users with previously in-use products) whose contracts are expiring and (b) new orders (new orders from new users in existing customer accounts, new products in existing accounts and brand new customers). To forecast the near term impact of these new orders the Company uses the metric referred to as, New First Year Orders (“NFYO”), which only looks at the first twelve months of a new contract or a new order under an existing contract (contracts are typically three years in length) to forecast the near term impact on revenue. For e-Prescribing, the future revenue will be determined by securing additional payor sponsorships, increasing adoption and utilization by the prescribers, renewing existing prescribers as they expire, and developing additional transaction-based and/or other incremental service fees.
     Email Encryption Orders — Total orders include customer orders that management separates into three components for measurement purposes: NFYO plus the remaining years on these multi-year orders, and contract renewals. Total order input for Email Encryption in the three-month period ended September 30, 2008, was approximately $5,200,000 compared with $5,517,000 for the same period in 2007. The decline in orders in the third quarter 2008 compared to the same period in 2007, resulted primarily from lower orders from the Company’s enterprise group which serves larger organizations. Third quarter 2008 orders from the Company’s corporate group, which serves small to medium businesses, and third quarter orders from the Company’s OEM partners exceeded orders from the same period in 2007. With the exception of the third quarter 2007, where the Company closed four large transactions, the third quarter is seasonally our lightest quarter of the year, specifically in larger accounts.

     The following table provides the relevant trend of new first-year orders:

	2008	2007
Three-month period ending:
March 31	$1,432,000	$1,352,000
June 30	1,375,000	1,397,000
September 30	1,170,000	1,359,000
December 31	—	1,406,000

Total new first year orders	$3,977,000	$5,514,000

     The customer contract renewal rate is expected to remain at or above 95% for 2008, which with new orders in the quarter, will lead to continued revenue growth. This renewal metric is based on the twelve month dollar value of bookings for our gateway and portal customers. In general, contracts are renewed at a price equal to or greater than their previous service period. However, there are no assurances that potential increased competition in this market or other factors will not result in future price erosion. Such a price erosion, should it occur, could have a dampening effect on the Company’s renewal-related revenue.
     The Company continues to experience a high percentage of customers who choose to subscribe to the Email Encryption Service for a three-year term versus a one-year term. The Company expects this preference of a high percentage of its customers for a longer contract term to continue, as the Company has priced its services in a manner that encourages longer-term contractual commitments from customers.
     The Company continues to foresee steady demand from the healthcare, financial services, insurance and government sectors and an increase in its use of indirect distribution channels. This demand should enable the Company to sustain or increase the new first year order rate for the remainder of 2008 and beyond. In the third quarter 2008, OEM/reseller orders exceeded all of 2007 and were only slightly less than the first half of 2008.
     e-Prescribing — In e-Prescribing, the Company builds its subscriber base by contracting with health insurance companies (“payors”) to pay for (i.e. “sponsor”) physicians in their network to receive the e-Prescribing service at no charge to the prescriber for at least the first year of service. e-Prescribing revenue has declined in 2008 as the Company has worked through its existing backlog and the Company expects e-Prescribing revenue to remain relatively flat in the fourth quarter 2008 in light of the slowdown in billable deployments during the past three quarters. With new contracts recently announced, the Company expects to see revenues increase in this business beginning in the first half of 2009.
     The Company has sponsorship agreements with a number of health insurance company payors. As of September 30, 2008, the list prices for the initial service period and subsequent annual renewal periods for the e-Prescribing service are $2,000 and $600, respectively. As the e-Prescribing market evolves and in light of the new legislation (MIPPA), the Company is considering different business models and pricing and discussing them with potential customers. In addition to securing additional prescriber sponsorships, future revenue growth is dependent on achieving and increasing adoption, utilization and retention by the sponsored physicians; renewing service contracts for active prescribers at the end of their sponsorship; and developing additional transaction-based and incremental service fees for new functionality.
     The deployment of new subscribers and converting them into active users of the service are key indicators of future revenue growth. In the three-month period ended September 30, 2008, the Company deployed approximately 140 users compared with approximately 540 for the same period in 2007. The Company had approximately 50 sponsored but not-yet-deployed prescribers in deployment backlog as of September 30, 2008, but expects to deploy approximately 150 prescribers in the fourth quarter of 2008. Although facing a shortage of deployment backlog at the end of the third quarter 2008, the Company has seen recent success in signing additional contracts and growing its e-Prescribing backlog. The Company believes there is additional interest on the part of some current payors in expanding their existing programs, as well as interest from other prospective payors who are considering our service. However, there can be no assurance the Company will be successful in expanding its current payor programs or contracting with new payors. If the Company is not successful in expanding its current payor programs or contracting with new payors and elects not to reduce its related operating expenses, then the e-Prescribing line of business will continue to consume cash.
     The level of active users represents that portion of the total deployed base that is using the service on a consistent basis, making it a key indicator for retention and future revenue opportunity. As of September 30, 2008, the Company had approximately 3,130 active prescribers using the service, as compared to approximately 3,280 as of June 30, 2008. The reduction in active prescribers between second and third quarter 2008 resulted from attrition in the ordinary course of business. Looking at historical trends, one would expect that between 60% — 70% of the users deployed in recent quarters would become active users. However, with the passage of the new legislation (MIPPA), the conversion of deployed users to active users might be expected to improve. Also, the Company experiences attrition among its active users. Again, in light of the new legislation, retention may increase. In any case, the

Company continues its efforts to identify solutions for improving the conversion rate of deployed users to active users and for lowering the attrition rate.
     Sponsorship contracts typically specify that physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, Blue Cross Blue Shield of Massachusetts has renewed the annual sponsorship of its most active users for a fourth year. Beyond this most recent renewal, we will get our ongoing renewal payments directly from doctors. We expect the doctors will be receiving incentive payments from MIPPA and plan-sponsored pay-for-performance programs in Massachusetts. Six of the Company’s remaining payors currently under contract have also sponsored their most active subscribers for at least one additional year of service. The prescribers sponsored by the remaining payor, Blue Cross Blue Shield of Alabama (whose contract was signed in October 2008), have not yet been deployed. The Company also attempts to secure renewal contracts directly with those users who do not write enough electronic prescriptions to be considered for continued sponsorship by their original payors.
     The total transaction and usage-based fees recognized as revenue during the quarter ended September 30, 2008, were $170,000 compared to $431,000 for the same period in 2007. This decrease was due to the Company reaching an upper invoicing limit associated with the usage-based fees included in a single payor contract. The Company will endeavor to replace the completed contract with new contracts with existing and/or new customers, but it is not known if the Company will be successful in its efforts.
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
     The number of prescriptions written using the PocketScript service and thus transmitted through the ZixData Center™ has been growing on a year-over-year basis. In the first nine months of 2008, the Company transacted approximately 6,368,000 prescriptions versus 5,364,000 prescriptions for the comparable period in 2007.
     Finally, sources for other transaction fees include parties who benefit from a real-time, electronic connectivity with PocketScript users. The Company is seeking to establish additional fees to extend its revenue for this platform. For example, the Company currently has contracts under which it earns fees for sending prescriptions electronically to the pharmacies and for certain transactions involving mail order prescriptions. Additionally, the Company is piloting a disease management program with one of its payors which alerts physicians through the e-Prescribing service that a patient may be eligible for enrollment in the disease management program.
     At current deployment rates, the Company cannot achieve its e-Prescribing business objectives of becoming cash flow sufficient on a standalone basis in the near term. However, the Company believes that the passage of MIPPA will be a catalyst in accelerating the development of the e-Prescribing market. With new contracts recently announced and others under discussion, the Company believes that the market has potential and is continuing to work with payor customers and prospective customers to demonstrate return on investment and other related benefits in an effort to significantly increase the number of payors and the number of prescribers sponsored by payors. If successful, the Company will increase quarterly deployment rates and thereby accelerate long-term cash flow breakeven for the e-Prescribing segment.
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

	Three Months Ended,		3-month Variance		Nine Months Ended,		9-month Variance
	September 30,		2008 vs. 2007		September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
Email Encryption	$985,000	$1,029,000	$(44,000)	(4%)	$3,094,000	$3,255,000	$(161,000)	(5%)
e-Prescribing	1,398,000	1,633,000	(235,000)	(14%)	4,411,000	4,907,000	(496,000)	(10%)

Total cost of revenues	$2,383,000	$2,662,000	$(279,000)	(10%)	$7,505,000	$8,162,000	$(657,000)	(8%)

     The decrease in cost of revenues of $279,000 for the three-month period ended September 30, 2008, consisted primarily of decreases in handheld devices, headcount costs along with travel expenses and depreciation. These decreases were partially offset by an increase in the recorded value of share-based compensation. These lower costs are consistent with the reduction in deployments between periods. The decrease in cost of revenues of $657,000 for the nine-month period ended September 30, 2008, is consistent with the third quarter, 2008 as explained above.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center™, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center™, which is currently not fully utilized. Accordingly, cost of revenues is relatively fixed in nature and is expected to grow at a slower pace than revenue. Email Encryption has shown the ability to grow revenues, while leaving cost of revenues flat or only marginally increasing as more efficient methods of product delivery and service have been implemented. For example, Email Encryption revenues for the three- month and nine-month periods ending September 30, 2008, increased $947,000, or 20% and $3,849,000, or 30%, respectively, when compared to the same periods in 2007, but the related cost of revenues decreased slightly as indicated in the table above.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center™, a field deployment team, customer service and support, training and e-Prescribing device costs. For the e-Prescribing service, a greater proportion of total cost of revenues relates to the field deployment and device costs versus the Email Encryption service. These are more variable in nature than the ZixData Center™ and accordingly, e-Prescribing costs are more closely correlated with demand. The decreased costs for the three-month period ended September 30, 2008, versus the comparable period in 2007 reflects a decrease in variable costs due to the slowdown in deployments of new sponsored physicians.
Research and Development Expenses
     The following table sets forth a quarter-over-quarter comparison of the Company’s research and development expenses:

			3-month Variance				9-month Variance
	Three Months Ended, September 30,		2008 vs. 2007		Nine Months Ended, September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
Research and Development expenses	$1,590,000	$1,320,000	$270,000	20%	$4,516,000	$3,962,000	$554,000	14%
     Research and development expenses increased $270,000 in the three-month period ended September 30, 2008, compared to the same period in 2007. The increase is primarily due to increased share-based compensation expense and increased payroll costs from development activities related to e-Prescribing clinical coaching features and significant enhancements to formulary and benefits presentation and prescriber workflow as well as increases in Email Encryption development related to establishing a United Kingdom based data center to support customers of the Company’s OEM resellers. The increase for the year-to-date period is consistent with the increase in the third quarter.
Selling, General and Administrative Expenses
     Total selling, general and administrative expenses were basically flat between periods. Looking ahead, the Company believes these expenses will remain relatively flat throughout 2008 or increase slightly due to planned additions of account executives to the e-Prescribing physician recruitment team. As reflected in the following table, marketing expenses were up $92,000 in the third quarter 2008 versus the same period last year due to increased share-based compensation expense and expenses related to one-time employee relocation. The year-to-date marketing expenses are down $75,000 primarily due to reduced headcount expenses partially offset by higher share-based compensations expense. Selling expenses for 2008 are down for both the three-month and nine-month periods reflecting lower headcount costs. General and administrative expenses for 2008 are up for both the three and nine-month periods due primarily to increased share-based compensation expense.
     The following table sets forth a quarter-over-quarter comparison of the Company’s selling, general and administrative expenses:

			3-month Variance				9-month Variance
	Three Months Ended, September 30,		2008 vs. 2007		Nine Months Ended, September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
Marketing expenses	$906,000	$814,000	$92,000	11%	$2,596,000	$2,671,000	$(75,000)	(3%)
Sales expenses	1,909,000	2,214,000	(305,000)	(14%)	6,462,000	6,749,000	(287,000)	(4%)
General and administrative expenses	1,417,000	1,208,000	209,000	17%	4,598,000	4,265,000	333,000	8%

Total selling, general and administrative expenses	$4,232,000	$4,236,000	$(4,000)	—	$13,656,000	$13,685,000	$(29,000)	—

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
Investment and Other Income
     Investment income decreased to $97,000 and $435,000 for the three and nine-month periods ended September 30, 2008, from $143,000 and $437,000 for the corresponding periods in 2007. Investment income has decreased year-over-year due to a decrease in interest rates on cash investments. Included in other income and expense for the nine-month period ended September 30, 2008, is a one-time $135,000 payment for royalty fees associated with previously assigned patents.
Interest Expense
     The Company incurred no interest expense for the three and nine-month periods ended September 30, 2008. During the three and nine-month periods ended September 30, 2007, the Company incurred $35,000 and $141,000 interest expense on primarily two then-existing note payable instruments. One instrument involved both an original and a restructured note with a third party, sanofi-aventis. The second note related to the financing of the Company’s 2007 commercial insurance. For additional information see Note 13 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007.
Loss on extinguishment of debt
     In the first quarter of 2007, the Company recorded a loss on extinguishment of debt of $178,000 following its announcement on February 28, 2007, that it had entered into a definitive agreement with sanofi-aventis, a successor-in-interest to Aventis Inc., to restructure the indebtedness under a promissory note in the original principal amount of $3,000,000 held by sanofi-aventis. (See Note 13 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2007).
Income Taxes
     Income tax expenses were $110,000 and $17,000 for the three-month periods ended September 30, 2008, and 2007, respectively. Income tax expenses were $187,000 and $54,000 for the nine-month periods ended September 30, 2008 and 2007, respectively. The tax expense relates primarily to the operations of the Company’s Canadian subsidiary. The increase between periods is primarily due to the practice in 2008 of making payments for earned commissions and bonuses with the issuance of the Company’s common stock in lieu of cash and an increase year-over-year of share-based compensation costs which are both considered to be non-deductible for tax purposes. The Company has fully reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income.
     The Company’s deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, the Company’s ability to fully utilize its deferred tax assets, including its net operating loss carry forwards, against future taxable income may be limited.
     As of January 1, 2007, as required, the Company adopted the FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” There was an insignificant amount of interest expense accrued or recognized related to income taxes for the three and nine-month periods ended September 30, 2008. There was no selling, general and administrative expense accrued or recognized for the same periods. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three and nine-month periods ended September 30, 2008, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

Net Loss
     As a result of the foregoing, the Company’s net loss was $1,509,000 and $4,563,000 for the three and nine-month periods ended September 30, 2008, respectively, and $1,936,000 and $6,712,000 for the corresponding periods in 2007.
Liquidity and Capital Resources
Overview
     ZixCorp is a provider of hosted Internet applications, delivered via a “Software as a Service” (SaaS) model. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We offer these services on a subscription basis to our customers who subscribe to use the services for a specified term. The Company believes this is a business model that enhances predictability of our future cash flow streams.
     In the third quarter of 2008, the Email Encryption business generated sufficient cash to cover the cash requirements for Email Encryption, corporate overhead, and cash consumed by our e-Prescribing business. On September 30, 2008, the Company’s cash, cash equivalents and restricted cash totaled $13,165,000. The Company believes that it has adequate cash for at least the next twelve months. The Company has total contractual obligations over the next twelve months of $1,208,000 and $3,176,000 over the next three years consisting primarily of various office lease contracts (see Note 14 to the Condensed Consolidated Financial Statements). Cash usage in excess of these commitments represents operating spending to satisfy existing customer contracts and cover various corporate overhead costs, as well as investments that the Company chooses to make to secure new orders. The Company chooses to invest cash in sales and marketing support of the e-Prescribing business despite large losses, in anticipation of future growth and better economic returns in this business segment. Should this growth not occur, the Company could choose not to spend these resources in the future.
     Email Encryption — The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is the Company’s model of selling primarily three-year subscription contracts for Email Encryption with the fees paid annually at the inception of each year of service. In the first three quarters of 2008, and for all of 2007, cash receipts from Email Encryption operations exceeded cash expenses attributable to Email Encryption. The Company became cash flow positive by keeping costs relatively flat while continuing to book new first-year orders (approximately $3,977,000 for the first three quarters of 2008, $5,500,000 for full calendar year 2007), as well as maintaining a high customer renewal rate of existing customers whose initial contracted service period had expired. The Email Encryption renewal rate for 2008 is expected to remain at or above 95%. The Company expects the Email Encryption business to continue generating cash receipts in excess of its specific operating costs in the next twelve months assuming continued addition of new subscribers at historical rates and maintaining consistent subscriber renewal rates.
     e-Prescribing — The e-Prescribing service and corresponding market is significantly earlier in its development phase when compared to Email Encryption; thus, the Company has chosen to spend money in excess of the cash receipts to build an e-Prescribing subscription base with the target of reaching a level of subscribers required to overcome the spending needed to profitably provide the service. The Company currently estimates a range of 10,000 to 12,000 active prescribers in at least their second year of active use are needed for these fixed costs to be overcome. Total active subscribers as of the end of the third quarter 2008, was 3,126.
     The Company has sponsorship agreements with a number of health insurance company payors and a backlog of approximately 50 sponsored, but not-yet-deployed units. In the nine-month period ended September 30, 2008, the Company deployed approximately 520 users compared with approximately 1,600 for the same period in 2007. However, not all users to whom the e-Prescribing service is deployed become active. Looking at historical trends, one would expect that between 60% — 70% of the users deployed in recent quarters would become active users. However, with the passage of the new legislation (MIPPA), the conversion of deployed users to active users might be expected to improve. Also, the Company experiences attrition among its active users. Again, in light of the new legislation, retention may increase. In any case, the Company continues its efforts to identify solutions for improving the conversion rate of deployed users to active users and for lowering the attrition rate.
     Sponsorship contracts typically specify that physicians using the e-Prescribing service assume responsibility for renewing the service after the first year. However, Blue Cross Blue Shield of Massachusetts has renewed the annual sponsorship of its most active users for a fourth year. Beyond this most recent renewal, we will get our ongoing renewal payments directly from doctors. We expect the doctors will be receiving incentive payments from MIPPA and plan-sponsored programs in Massachusetts. Six of the Company’s payors have also sponsored their most active subscribers for at least one additional year of service. The Company also attempts to secure renewal contracts directly with those users who do not write enough electronic prescriptions to be considered for continued sponsorship by their original payors.
     The number of active users required to cover both fixed and variable costs for the e-Prescribing business will be strongly influenced by the volume of electronic prescriptions written and the success in negotiating additional and maintaining existing transaction-based fee structures. The total transaction and usage-based fees recognized as revenue during the quarter ended September 30, 2008, was $170,000 compared to $431,000 for the same period in 2007. The Company currently has contracted transaction-based fees (or the equivalent) with four payors. Substantial revenue increases from transaction fees will require additional transaction-based fees from new and existing customers. To increase transaction related fees, the Company will need to: (a) increase its active user base from either existing or new payor sponsored e-prescribing programs, or (b) introduce new payor services which command a fee, and/or (c) generate fees from other payors that have insured members visiting doctors already using the PocketScript service via a sponsorship arrangement from another competing payor. In most cases, there are multiple payors in each market and the Company believes that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     At current deployment rates, the Company cannot achieve its e-Prescribing business objectives of becoming cash flow sufficient on a standalone basis in the near term. However, the Company believes that the passage of MIPPA will be a catalyst in accelerating the development of the e-Prescribing market. With new contracts recently signed and others under discussion, the Company believes that the market has potential and is continuing to work with payor customers and prospective customers to demonstrate return on investment and other related benefits in an effort to significantly increase the number of payors and the number of prescribers sponsored by payors. If successful, the Company will increase quarterly deployment rates and thereby accelerate long-term cash flow breakeven for the e-Prescribing segment.
     The extent and timing of the Company’s success in the e-prescribing market will have significant impact on consolidated cash flow performance. The Company believes it has the ability to adjust overall cash spending to react to shortfalls in projected cash.
Sources and Uses of Cash Summary
     Ending cash, cash equivalents and marketable securities on September 30, 2008, was $13,140,000 versus $9,885,000 on September 30, 2007. These balances exclude restricted cash of $25,000 at September 30, 2008, and $1,700,000 at September 30, 2007. Restricted cash is not available for operations because of contractual restrictions placed on that cash, primarily from placement of the cash in collateral accounts used to secure debt.
     The following table shows various sources and uses of operating cash for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007	Variance
Operating cash receipts	$24,010,000	$23,699,000	$311,000	1%
Net operating cash spending	(22,597,000)	(23,949,000)	1,352,000	6%

Net cash provided (used) by operating activities	$1,413,000	$(250,000)	$1,663,000	—

     For the nine-month period ended September 30, 2008, the net cash provided by operating activities improved $1,663,000 over the comparable period in 2007. Net cash provided by operations improved primarily because the Company chose to preserve cash and therefore utilize a compensation plan approved by our shareholders to pay commissions with stock in lieu of cash. Overall, the Email Encryption Service yielded positive cash flow from operations while e-Prescribing was negative. Cash flow from operations is a management measurement computed from total cash receipts minus cost of revenues and direct costs, but excluding total unallocated expense/income. Email Encryption has seen year-on-year growth in cash flow because of continued growth in new subscriptions, its high rate of customer renewals and some customers electing to prepay their entire multi-year contracts up front. The Company anticipates that year-on-year growth in cash flow will continue for Email Encryption as long as new subscriptions and the rate of customer renewals are sustained at levels generally prevailing during the last twelve months. The emerging nature of the e-prescribing market makes the expected cash usage for the Company’s e-Prescribing service in the next twelve months less predictable. Improved cash utilization for the e-Prescribing service is dependent upon securing new or the expansion of existing payor sponsorships, experiencing adequate renewal rates of existing users and increasing the sources of cash from transaction fees or incremental service fees for new functionality.
     As reported in the consolidated statements of cash flows, net cash flows provided by investing activities was $1,039,000 for the nine-month period ended September 30, 2008, compared to net cash flows used by investing activities of $2,434,000 for the comparable period in 2007. Of these respective totals, $695,000 and $769,000 were used to purchase various computing equipment primarily to satisfy customer contracts. Most prevalent are purchases of computer servers for the Email Encryption business, which are often required to deliver the Company’s services. The other significant activity between periods included net proceeds from the sale of marketable securities of $1,734,000 for the nine-month period ended September 30, 2008, compared to the net purchases of marketable securities of $1,665,000 for the comparable period in 2007.
     Net cash provided by financing activities for the nine-month period ended September 30, 2008, was $164,000 compared to net cash used by financing activities of $214,000 for the comparable period in 2007. The total for 2008 consists entirely of proceeds from the exercise of stock options. Net cash used by financing activities in the comparable period in 2007 related entirely to a small, then-outstanding note payable, which was paid ratably in 2007.
Cash Sources
     The following items are essential to the Company’s future operating cash sources:
•	Ending cash balance of $13,140,000;

•	Contractual backlog;

•	Email Encryption growth and retention;

•	e-Prescribing growth and retention; and

•	Transaction fees or incremental service fees for new or existing functionality incorporated in our e-Prescribing service, such as, disease management at the physician point-of-care
     Backlog — The Company’s end-user order backlog is approximately $36,000,000 and is comprised of contractually bound agreements that the Company expects to fully amortize into revenue. The majority of these contracts are time-based subscription contracts with billings in advance of annual service periods. Most customers elect to commit to multiple years of service and are invoiced annually. The backlog is comprised of approximately $17,000,000 of deferred revenue that has been billed and paid and $19,000,000 that has either not yet been billed or has been billed, but not collected in cash as of September 30, 2008. The Company estimates that approximately half of the amount not yet billed will be billed in the next twelve months.
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
     e-Prescribing growth and retention — The Company’s go-to-market model to-date in e-Prescribing has been to contract with healthcare payors who pay the Company to provide service to prescribers for at least one year. In light of the relatively low margins on installation and service during the initial year of deployment, the Company’s ability to renew prescriber subscriptions is a key aspect of the Company’s cash flow breakeven plan for its e-Prescribing business. Additionally, the Company seeks to increase revenue per prescriber through offering new value-added services which may be provided in the future.
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
     Finally, sources for other transaction fees include parties who benefit from a real-time, electronic connectivity with PocketScript users. The Company is seeking to establish additional fees to extend its revenue for this platform. For example, the Company currently has contracts under which it earns fees for sending prescriptions electronically to the pharmacies and for certain transactions involving mail order prescriptions. Additionally, the Company is piloting a disease management service with one of its payors which alerts physicians through the e-Prescribing service that a patient may be eligible for enrollment in the disease management program.
     The number of prescriptions written using the PocketScript service and thus transmitted through the ZixData Center™ has been growing on a year-over-year basis. In the first nine months of 2008, the Company transacted approximately 6,368,000 prescriptions compared to 5,364,000 prescriptions for the comparable period in 2007. The Company is investing greater sales effort and post-deployment attention to maximizing usage so as to maximize future revenue potential both through renewals and transaction fees.
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
Cash Requirements
     The Company generated positive cash in each of the first three quarters of 2008 and anticipates being flat in the fourth quarter of 2008 resulting in positive cash flow for the full year. This projection is based on the Company’s organization size after taking into account forecasted order and deployment rates and the annualized operating spending level. As noted earlier, if unforeseen market opportunities materialize, the Company may revise its projected spending level as a result of management’s election to invest to capitalize on these opportunities.
     The Company’s cash requirements consist principally of the Company’s contractual commitments and funding its relatively flat operating cost structure, capital expenditures, and any new contractual commitments. Capital expenditures include primarily computer equipment to support new Email Encryption customer orders and ongoing refurbishment of the data center and customer-located Email Encryption computer equipment. The Company’s cash requirements beyond contractual commitments are primarily aimed at continued investment in research and development and working capital requirements.
     The Company has acquisition costs associated with adding subscribers to both the Email Encryption and e-Prescribing services. For Email Encryption, the costs are primarily selling and marketing, while for e-Prescribing the costs are primarily recruitment and deployment related, including hardware device costs for e-Prescribing. In the first year of the e-Prescribing customer service, the Company generally targets fees from the payor customer that cover the majority of the incremental acquisition costs. After the first year of service, different fee structures come into play and the incremental cost of customer support decreases significantly.
     Specifically, the fee structure in the second year of the contract and beyond consists of an annual subscription fee and transaction fees (or the equivalent) from various sources and/or additional service fees for new functionality, for instance disease management program enrollment. The e-Prescribing business model, to be successful, requires that the combination of the annual subscription fee, the transaction fees (or the equivalent) for script processing and the fees for payor services (e.g., disease management enrollment), if any, significantly exceed the customer support expense in the second and subsequent years of service to a prescriber. To the extent that these fees significantly exceed the customer support expense in the second and subsequent years of service, e-Prescribing related fixed costs will be offset and profitability can be achieved. It should be noted that net cash contributions from transaction-based fees are high relative to the incremental costs to generate these fees.
Liquidity Summary
     On September 30, 2008, the Company’s cash, cash equivalents and restricted cash totaled $13,165,000. The Company believes it has adequate cash to maintain growth in the Email Encryption business and to sustain the e-Prescribing business for at least the next twelve months. The Company’s cash resources could be negatively affected as described below:

•	The key metrics upon which the operational success of the Company is primarily dependent are set forth under the caption “Overview,” which appears on page 14 of this form 10-Q.

•	The Company will begin recruiting prescribers related to the new contracts signed in the fourth quarter 2008 and continues to pursue additional payor sponsorship contracts to deploy its e-Prescribing service to a significant number of new prescribers. There are considerable upfront variable costs associated with establishing the service. The Company has historically asked its health care payor sponsors to pay all (or most) of these variable costs either before or as they are incurred. In the case of possible new sponsorships being proposed, the Company would pay a substantial portion of these variable costs upfront in exchange for cash and revenue streams that commence or payments that are made upon achievement of various utilization metrics or other milestones, as applicable. Our business plan in these instances is designed such that future payments exceed our variable costs and provide net contribution to our fixed costs and, with sufficient number of active prescribers, the business would become increasingly profitable. However, with significant increases to the number of orders, and with the payor sponsors not paying a substantial portion of the variable costs up front, the Company’s use of its cash resources will increase accordingly.

•	The Company may increase its research and development spending to develop new functionality and services for one or both of its lines of business.

•	Significant increases in the number of users of our two core lines of business may require significant investments for new technology or infrastructure.
Options and Warrants of ZixCorp Common Stock
     The Company has significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of September 30, 2008. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in	Total Value of
Exercise Price Range	Outstanding Shares	Outstanding Shares	Outstanding shares)	Vested Shares
$1.21 — $1.99	6,973,296	$10,793,071	6,152,351	$9,549,381
$2.00 — $3.49	4,971,807	14,858,833	4,679,346	13,992,771
$3.50 — $4.99	4,316,125	19,254,334	3,049,795	13,284,752
$5.00 — $5.99	600,354	3,047,997	600,354	3,043,795
$6.00 — $8.99	971,599	6,203,082	971,599	6,199,862
$9.00 — $19.99	1,116,570	11,965,164	1,116,570	11,958,465
$20.00 — $57.60	1,057,019	57,590,935	1,057,019	57,590,233

Total	20,006,770	$123,713,416	17,627,034	$115,619,259
Off-Balance Sheet Arrangements
None.
Contractual Obligations, Contingent Liabilities and Commitments
     The following table aggregates the Company’s material contractual cash obligations as of September 30, 2008:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$5,864,000	$1,208,000	$1,968,000	$2,688,000
     The Company has not entered into any material, non-cancelable purchase commitments at September 30, 2008.
     As of September 30, 2008, the Company had severance agreements with certain employees which would require the Company to pay approximately $1,743,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For the three-month and nine-month periods ended September 30, 2008, the Company did not experience any material changes in market risk exposures with respect to its cash investments and marketable securities that affect the quantitative and qualitative disclosures presented in our Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 2007, in Part II, Item 7A, which are incorporated by reference into this Quarterly Report on Form 10-Q.
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
     An evaluation was conducted under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     None.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Restated Bylaws of Zix Corporation, dated October 30, 2002. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

10.1*	Stock Option Agreement between Zix Corporation and Susan K. Conner covering 130,000 shares at $1.70 exercise price per share (grant date October 16, 2008).

10.2*	Separation Pay Agreement between Zix Corporation and Susan K. Conner, dated November 4, 2008.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Susan K. Conner, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Susan K. Conner, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on November 10, 2008.

ZIX CORPORATION
By:	/s/ Susan K. Conner
Susan K. Conner
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 10, 2008.

Signature	Title

/s/ Richard D. Spurr (Richard D. Spurr)	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Susan K. Conner (Susan K. Conner)	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert C. Hausmann (Robert C. Hausmann)	Director

/s/ Charles N. Kahn III (Charles N. Kahn III)	Director

/s/ James S. Marston (James S. Marston)	Director

/s/ Antonio R. Sanchez III (Antonio R. Sanchez III)	Director

/s/ Paul E. Schlosberg (Paul E. Schlosberg)	Director