Form 10-K
period 2008-12-31
ZIX CORP
filed 2009-03-04
CIK 855612

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of February 25, 2009, there were 63,319,482 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2008 the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $173,067,040.
     Portions of the Registrant’s 2009 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
     Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” or “us”) provides secure, Internet-based applications in a Software-as-a-Service (“SaaS”) model. These applications connect, protect and deliver information in a secure manner, enabling the use of the Internet for applications requiring a high level of security in the healthcare, financial services, insurance, and government sectors. We operate two reporting segments, Email Encryption and e-Prescribing (see Note 3 to the consolidated financial statements).
     The business operations and service offerings are supported by the ZixData Center™, a network operations center dedicated to secure electronic transaction processing. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust™ certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SAS70 Type II report on the effectiveness of operational controls used over the audit period. The center is staffed 24 hours a day with a proven 99.99% reliability. Whether it is delivery of email, prescriptions or other sensitive information, we enable communications to be sent in a trusted, safe, and secure manner. This is ZixCorp’s core competency and we believe it is a competitive advantage.
     Our Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails should be sent securely to comply with regulations or corporate policy. It is primarily offered as a SaaS solution, for which customers pay an annual service subscription fee. e-Prescribing consists of a single product line named PocketScript®, which is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to virtually any pharmacy. This technology has been shown to increase patient safety and reduce prescription costs. The e-Prescribing Service is also offered as a SaaS solution. Our business model is designed to remove known obstacles to physician adoption by getting health plan payors to “sponsor” physicians such that most set-up costs, including installation and training and the initial service period are paid for by the health plan. Both the Email Encryption and e-Prescribing Services have required us to make significant up-front investments to establish the service and to accumulate enough subscribers to make the businesses profitable. Our Email business is profitable; however, the e-Prescribing business continues to require up-front investment as it continues to add prescribers and moves towards break-even.
Business Segments
   Email Encryption
     Segment Overview: Email has become a mission-critical means of communication for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted along the path between a sender and a recipient, which permits theft, redirection, manipulation, or exposure to unauthorized parties. Failure to control and manage such risks can result in enforcement penalties for noncompliance with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Gramm-Leach-Bliley Act (“GLBA”), and other legal mandates, decreased productivity, damaged reputation, competitive disadvantage, a loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage.
     Corporations require email protection that can be used on an enterprise-wide basis, and is cost-effective, quickly deployed, regularly updated to guard against obsolescence and ineffectiveness, and is easy to use. To satisfy these needs, our Email Encryption Service provides a comprehensive solution that analyzes and encrypts email communications. We also provide related advisory, installation, customization and training services.
     Our Email Encryption Service provides a user the ability to deliver encrypted email to any Email user at any Email address by using the ZixCorp Best Method of Delivery™ protocol that automatically determines the most direct and appropriate means of delivery, based on the sender’s and recipient’s communications environment and preferences. The service supports a number of encrypted email delivery mechanisms, including S/MIME, TLS, OpenPGP, “push” delivery and secure portal delivery. These last two mechanisms enable users to send messages instantly and securely to anyone with an email address, including those who do not have an encryption tool. Our Best Method of Delivery makes the technology simple for end users and provides flexibility and ease of implementation for information technology professionals. We believe the ability to send messages through different modes of delivery makes our Email Encryption Service superior to competitive offerings.
     The deployment of our Email Encryption Services at the periphery of the customer’s network means our Email Encryption Services encrypts email for an enterprise’s customers and business partners without the need to create, deploy or manage end user encryption keys or deploy desktop software.
     Our service has an integrated policy management capability. This policy engine can inspect the contents of outbound emails and apply policies that match specific industry criteria such as HIPPA and GLBA. Customers can also build their own specific policies. This policy driven email for regulatory compliance means customers can reduce the training required of their staff.
     Our Email Encryption Service employs a centralized directory of users called the ZixDirectory™, which we consider a key differentiator of our offering. The ZixDirectory operates as a global community for email encryption, and today contains over 15 million user email addresses with encryption codes. The ZixDirectory has recently grown at a rate of over 100,000 new members per week. Access to these email addresses and encryption codes in the ZixDirectory greatly improves ease of use for both senders and receivers of secure email, while affording them the option of strong encryption methods, extended feature sets and the flexibility of a variety of fully integrated and fully interoperable solutions.
     Today in healthcare, our Email Encryption Service is used by thirty Blue Cross Blue Shield companies and over 1,000 hospitals. In the financial services sector, we serve over 800 banks, credit unions and farm credit associations as well as all of the Federal Financial Institutions Examination Council (“FFIEC”) regulators. We also provide service to more than twenty state governments covering various state agencies in those states.
     Competition: Our service differs from the products and services of our competitors since we offer a SaaS offering, while most of our competitors offer primarily a product-based approach that the customer builds and runs themselves. Some of these competing companies have substantial information technology security and email protection products; however, we believe that the ZixDirectory provided through our subscription SaaS architecture offers many advantages in the marketplace. Specifically, the ZixDirectory allows the sharing of user id’s for encryption and interoperability between users in a community of interest within healthcare, finance or government. Our competitors’ customers tend to build and operate their own systems, and the directory of user id’s each competitor creates is not shared. This practice is less desirable as different companies’ encrypted email systems are not interoperable.
     In addition, we offer technology solutions that are both user friendly and easy to deploy and can be made operational quickly compared to the longer deployment cycles common with the solutions of many competitors. This capability is particularly important when it is necessary to communicate with external networks, as is the case with the healthcare and financial services markets. Our customers become part of the ZixDirectory, a global “white pages” that enables instant secure communications with other ZixCorp customers using our centralized key management system and overall unique approach to implementing secure e-messaging technology. We enable secure communications with other users via our “push” and secure portal delivery mechanisms.
     Our Email Encryption Service focuses on the secure (encryption) delivery portion of the secure email market, a sub-segment of the e-messaging market. We have been listed as an industry leader in a prominent study that compared eight qualified email encryption vendors. Companies operating in this portion of the market include IronPort (acquired by Cisco Systems Inc.), PGP Corporation, Voltage Security, Secure Computing (acquired by McAfee, Inc.), Echoworks, Sigaba Corporation, Certified Mail, Authentica (acquired by EMC Corporation, and Tumbleweed Communications Corp. (acquired by Axway). Technically, while these companies offer “send-to-anyone” encrypted email, we believe they are unable to offer the benefits that come from access to the ZixDirectory and from using our Best Method of Delivery protocol. Nevertheless, some of these competitors are large enterprises with substantial financial and technical resources that exceed those we possess.
   e-Prescribing
     Segment Overview: Increasingly, healthcare transactions previously conducted in person or on paper are being converted to electronic methods. To meet this need, we have leveraged our core competency in the secure transmission of electronic data to expand into e-prescribing.
     We believe e-Prescribing delivers many benefits, including improved patient safety through alerts to potential adverse drug or allergy interactions, reduced calls from the pharmacy to the physician, reduced costs for patients and their insurers through increased prescribing within drug formulary guidelines, increased delivery of prescribed drugs via mail order and reduced prescribing errors. Our e-Prescribing application not only delivers the foregoing benefits, but it can also be used as a technology platform to deliver related products and additional point-of-care services to improve the efficiency and effectiveness of physicians by providing greater access to information and other decision making support tools. We believe the growing interest in lowering healthcare costs in both the private and public sectors while using information technology to improve the quality of health care opens up additional opportunities for acceptance of these services. Of the over 580,000 physicians in the United States (“U.S.”), we have targeted the high-prescribing physicians who practice in offices of five physicians or less. We estimate this segment of the physician market to be over 100,000.
     We design and develop our e-Prescribing solution and distribute it directly to physicians and healthcare institutions through payor relationships. We have entered into sponsorship programs whereby large health insurance companies (payors), have agreed to provide the e-Prescribing devices for various periods of time to associated physicians. ZixCorp generally sells this as an annual service with an initial set-up and hardware charge. Typically, the third-party sponsors agree to pay for the physicians’ use of the service, or at least most of the initial set-up costs and first year of service, because they have a vested benefit in the cost savings associated with use of this technology.
     PocketScript® — PocketScript is our e-Prescribing service. The service works with a handheld wireless Personal Data Assistant (“PDA”) or a browser to provide physicians with the ability to write and transmit prescriptions directly to any pharmacy. In addition, providers can view available patient drug histories obtained from third parties for the purpose of confirming that prescriptions are being filled and safeguarding against duplication of therapies. The system also identifies generics and preferred drugs for multiple formularies enabling providers to choose the most appropriate option. The comprehensive prescription drug database, which PocketScript provides under license from a third party, provides information on virtually every drug available, including drug-to-drug interactions, drug-allergy interactions and a drug reference guide.
     In association with various PocketScript abilities, we sell and market certain transaction-based offerings to various customers. We believe the fees we receive attributable to the transactional element of e-Prescribing will become increasingly significant as more subscribers are added to the service or more contracts contain the transactional element.
     Competition: In general, our e-Prescribing Service competes in a less developed market than our Email Encryption Service. However, because of recent advances in healthcare technology, advances in handheld computing, and the civic and legislative mandates to reduce healthcare costs and increase patient safety, this market is seeing increases in competitive activity.
     Our e-Prescribing go-to-market model has been to have health care plans pay for physicians to use our e-Prescribing Service, such that most of the set-up costs, installation and training and the initial service period are paid for by the health plan. Of the stand-alone e-prescribing vendors that we compete against in our target market of physician practices consisting of five or fewer physicians (as opposed to vendors that offer an electronic records system with an imbedded e-prescribing component and who typically are not active competitors in our target market), we believe we are the only such vendor that currently has sponsorship arrangements of this nature with seven health care plan payors, including two large national payors. Because the health care plan payor typically provides us lists of physicians that are potential users of our e-Prescribing Service and defrays a portion of the physician’s cost of using the service, we believe that these sponsorship contracts provide us an advantage in the marketplace vis-à-vis other vendors that do not have these sponsorship arrangements.
     We have several competitors. These include AllScripts-Misys Healthcare Solutions, Dr. First, Inc., iScribe, Prematics, and RxNT. Many of the competitors in this market also focus on other technologies such as electronic health records and practice management solutions, or they act as application service providers in the healthcare market.

     Companies that do not currently compete with us or only compete with selected products or in selected markets could become competitors in the future on a larger scale. Companies such as GE Healthcare or McKesson Corporation would likely offer a broad portfolio of health information technologies for all or some of the pharmaceutical, pharmacy, healthcare provider and managed care markets. With considerable size and access to capital, they could become significant competitors. Favorable legislative mandates (see “Regulatory Drivers” below) may make their entry into the market more likely.
Regulatory Drivers
     Email Encryption Service: We have been successful in securing additional market share for our Email Encryption Service in healthcare. There was a significant increase in demand in the healthcare sector leading up to the April 2005 HIPAA Security Rule deadline and sales in this sector have remained generally strong since that time. Recently, there have been indications of an increased emphasis on the enforcement of the HIPAA regulations within the Department of Health and Human Services, and we believe the near-term demand in the healthcare sector will continue.
     Additional federal regulations, such as GLBA, and state regulations across the country have enhanced security awareness in vertical markets outside of healthcare, and have prompted affected organizations to consider adopting systems that ensure data security and privacy.
     Recently state governments have begun to focus increasingly on encryption. The first of the email encryption state laws was passed by Nevada on October 1, 2008. On January 1, 2010, the state of Massachusetts will begin enforcing its new regulations as well (201 CMR 17.00). The Massachusetts regulations will be the most comprehensive encryption requirements imposed on businesses by any state.
     Even where there are no specific regulations, corporations may demand email protection to adhere to evolving industry best practices for protecting sensitive information. In 2003, we responded to these trends by expanding our focus beyond healthcare into other vertical markets including financial services, insurance and government. As part of the strategy to penetrate the financial services sector, we targeted the relevant regulators who themselves were placing an increased emphasis on the secure transmission of sensitive information. We currently have federal regulators who comprise the FFIEC as customers and our service is a recommended solution of the Conference of State Bank Supervisors, whose members regulate the more than 6,000 state-chartered banks in the U.S. We also currently have the state banking regulators in twenty states as customers.
     e-Prescribing Service: In e-Prescribing, we see regulatory developments as a catalyst for increasing demand. In the Medicare Prescription Drug and Modernization Act of 2004, e-prescribing is specifically addressed in Section 1860D-4 and also in the subsequent final rule on the Medicare Prescription Drug Benefit, which states that Part D sponsors that participate in the Part D program are required to support and comply with electronic prescribing standards. In January 2006, the initial Foundation Standards for e-prescribing went into effect, with Final Standards to be issued after additional standards are tested. As the costs for the ongoing Medicare Prescription Drug Benefit are fully recognized, technologies such as e-prescribing become more attractive as they can reduce the amount of spending on drugs.
     In 2008, the U.S. Congress passed the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”). MIPPA authorizes a new and separate incentive program for eligible professionals who are successful electronic prescribers (e-Prescribers) as defined by MIPPA. We believe the creation of physician incentives under MIPPA could serve as an additional motivator for physicians to use our e-Prescribing Service.
     The MIPPA incentive program is divided into two types of incentives. During the beginning years of the program, physicians who are e-prescribers will be paid bonuses (starting on January 1, 2009). In the later years of the program, penalties will be assessed on physicians for non-use of e-prescribing. A successful e-prescriber can earn bonuses based on total allowable charges for Medicare Part B services delivered during the year (i.e., not just services tied to e-prescribing activities).

     The American Recovery and Reinvestment Act of 2009 contains economic incentives for the adoption of health information technologies, including electronic health record systems (“EHRs”) that contain an e-prescribing component. The specifics of the “who,” “what,” “when,” and “how” these economic incentives will be paid are not yet known, although we do know that users of our stand-alone e-Prescribing Service will not be eligible to receive these incentives. We currently do not believe that the availability of these economic incentives will materially erode our currently-available market opportunities in the short term since we are targeting the physicians who practice in offices of five or less and the demand for EHRs is more prevalent in the larger physician practices. We cannot assess whether and to what extent the availability of these financial incentives will have any impact, in the longer term on our e-Prescribing business.
Sales and Marketing
     We primarily sell our Email Encryption Service through a direct sales force that focuses on larger businesses and a telesales force that focuses on small to medium-sized accounts. We also use a network of resellers and other distribution partners, particularly other service providers seeking an encryption offering in an Original Equipment Manufacturing (“OEM”)-like relationship. In 2005, we began a program to place greater emphasis on these distribution channels, with the expectation that they will become a more significant source of revenues in the future. In 2008, 14% of our new first-year Email Encryption sales came from these OEM partners. Our partners include Google Inc., MessageLabs, Inc. (acquired by Symantec), SecureWorks, Inc., and Code Green Networks.
     We have also historically focused most of our selling and marketing efforts towards the healthcare sector. Prior to 2003, the healthcare market had been our highest priority, given the legislative requirements of HIPAA. In 2008, 36% of our new first-year orders still came from healthcare. Since late 2003, we have expanded our Email Encryption Service sales and marketing efforts to include the financial services, insurance and government sectors, with the financial services sector becoming a second core customer segment for us. In 2008, about one-third of the new orders came from the financial services sector.
     For e-Prescribing, we have not emphasized sales directly to physicians but rather have focused on other stakeholders that benefit from healthcare technology. In particular, seven health insurance companies (payors) use ZixCorp’s services on behalf of the prescribing doctors in their plans. Because of the potential savings resulting from lower drug spend and improved patient safety, these insurance companies have, in effect, underwritten the deployment and initial subscription costs of the service for the physicians. After a sponsorship agreement is signed, we work closely with payors to effectively market and deploy the service to physicians. Within these programs, we have targeted physicians who practice in offices of five doctors or less, which constitute an estimated 75% of high-prescribing physicians in practice today. We believe this approach satisfies a need with these smaller practices for healthcare IT and accelerates adoption and utilization. Our e-Prescribing Service was first successfully deployed in the Massachusetts market in 2004. We currently have sponsorship contracts which support our e-Prescribing Service in eleven states, assuming a minimum of 30 prescribers per state. We will continue to target these insurance companies to expand in new areas within these existing states and to fund additional programs in other areas of the U.S. We must expand existing sponsorships and sign additional sponsors for the deployment of e-prescribing technology to be successful in the e-prescribing market.
Employees
     We had 165 employees as of December 31, 2008, with 73 employees categorized under the Email Encryption segment, 73 employees categorized under the e-Prescribing segment, and 19 employees categorized as Corporate. The majority of our employees are located in Dallas, Texas; Burlington, Massachusetts; and Ottawa, Ontario, Canada.
Research and Development — Patents and Trademarks
     We incurred research and development expenses of $6,158,000, $5,322,000 and $6,085,000 for the twelve-month periods ended December 31, 2008, 2007 and 2006, respectively.
     In 2008, for Email Encryption, we completed new development related to establishing a United Kingdom based data center in order to support customers of our OEM resellers. We also updated the design of our service to enhance customer network independence, improve capacity and enable improved partitioning for deployment in small and medium businesses. In areas related to email content scanning and customer policy support, we enhanced the spreadsheet scanning capabilities of our service and redesigned significant portions of the ZixAuditor (our assessment and reporting software) to increase processing throughput and improve mail categorization.
     For e-Prescribing, our development activities included delivery of new clinical coaching features, significant enhancements to formulary and benefits presentation and enhanced prescriber user interface features and workflow. We expect to release a new version of our PocketScript technology during the first quarter of 2009 which delivers all necessary features to address new certification requirements for SureScripts-RxHub, some of which will be very beneficial to payors as they extend the breadth of insurance related decision support data to be delivered electronically via new standards, supporting prescription drug plans including those associated with Medicare Part D.
     We have patents that protect certain elements of our core technology underlying the Email Encryption business. We have not realized any revenues from licensing any of our patents to third parties. We received one new U.S. patent in 2008 pertaining to our Email Encryption business.
     The following are registered trademarks of ours and certain of our subsidiaries: “ZixCorp,” “ZixMail,” “ZixAuditor,” “ZixVPM,” “ZixIt”, “ZixPort,” “ZixWorks,” and “PocketScript.”
Compliance with Environmental Regulations
     We have not incurred, and do not expect to incur, any material expenditures or obligations related to environmental compliance issues.
Governmental Contracts
     While we do have several contracts with state and federal regulators, we do not have a material portion of our business related to contracts with governmental agencies.
Significant Customers
     In 2008 and 2007, no single customer accounted for 10% or more of our total revenues. In 2006, we had one e-Prescribing customer, Blue Cross and Blue Shield of Massachusetts, Inc., that accounted for approximately 13%, or $2,413,000, of total revenues and approximately 57% of e-Prescribing revenues.
Backlog
     Our end user order backlog is comprised of contractual commitments that we expect to amortize into revenue in the future. Backlog consists of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Email Encryption	$34,728,000	$28,314,000
e-Prescribing	2,661,000	3,478,000

Total backlog	$37,389,000	$31,792,000

     As of December 31, 2008, our backlog is comprised of the following elements: $17,444,000 of deferred revenue that has been billed and paid, $3,169,000 billed but unpaid, and approximately $16,776,000 of unbilled contracts.
     The backlog is recognized into revenue as the services are performed. Approximately 60% of the total backlog is expected to be recognized as revenue during 2009. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
Seasonality
     Our experience has shown the third quarter can be a slow time for Email Encryption bookings. In e-Prescribing,

there is minimal seasonality relative to our bookings; however, prescription volume is slowest during the summer months. We believe both of these trends are the result of typical vacation schedules.
Geographic Information
     Our operations are primarily based in the U.S., with approximately 11% of employees located in Canada. Except for a United Kingdom based data center to support customers of our OEM resellers, we do not operate in, or have dependencies on, any other foreign countries. Our revenues and orders to-date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2008, were located in the U.S.
Available Information
     Our business involves risks and uncertainties, and there are no assurances that we will be successful in our efforts. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a description of certain management assumptions, risks and uncertainties relating to our operations.
     We were incorporated in Texas in 1988. Originally named Amtech Corporation, in 1999 we changed our name to ZixIt Corporation at the time we entered the encrypted email market. In 2002 we became Zix Corporation, our current name. We entered the e-prescribing market in 2003. Our executive offices are located at 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.
     We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”), pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of the Web site is www.sec.gov.
     Our Internet address is www.zixcorp.com. Information contained on our Web site is not part of this report. We make available free of charge through this site, under the heading “Financial Reports,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
     Our operating results, financial condition and business may be adversely affected by unfavorable economic and market conditions. Unfavorable economic and market conditions, including the current recession in the U.S. and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. There could be a number of follow-on effects from these conditions, including insolvency of key vendors, resulting in product delays; inability of payors to obtain credit to finance purchases of our solutions and services; reduction in technology expenditures by current and potential payors; and increased expense or inability to obtain short-term financing of our operations. One or more of these effects could cause our revenue to decline. For these reasons, among others, if the current economic and market conditions deteriorate further or do not show improvement, our operating results, financial condition and business could be adversely affected.
     We have incurred significant operating losses in previous years and our PocketScript e-Prescribing Service continues to use significant amounts of cash. We have incurred significant operating losses in previous years and we expect to incur operating losses in 2009. Our PocketScript e-Prescribing Service operates in an emerging market, and it has consumed a significant amount of cash since we entered the e-Prescribing business in mid-2003. Developing this business is costly and we expect the e-Prescribing business to consume a significant amount of cash (i.e., be cash flow negative) in 2009. Emerging-market businesses involve risks and uncertainties, and there are no assurances that we will be successful in our efforts to achieve profitability for this line of business.
     Our liquidity and capital resources remain limited. From a company-wide perspective, we expect that our cash flows from operations will be sufficient to fund our ongoing operations during 2009, but there is no assurance this will occur. Consequently, there can be no assurance that our liquidity or capital resource position would allow us to continue to pursue our current business strategy, particularly our e-Prescribing line of business. As a result, without achieving growth in our business along the lines we have projected, we would have to alter our business plan or further augment our cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. There is no assurance that any of these actions would be possible or could be implemented on terms acceptable to us, particularly due to current economic and market conditions (see above risk factor). Additionally, one or more of these actions could substantially diminish the value of our common stock.
     The market may not broadly accept our Email Encryption and PocketScript e-Prescribing Services, which would prevent us from operating profitably. We must be able to achieve broad market acceptance for our Email Encryption and e-Prescribing Services, at a price that provides an acceptable rate of return relative to our company-wide costs in order to operate profitably. We have not yet been able to do this. Our Email Encryption business segment has begun to yield positive cash flow from operations, but there are no assurances that it will continue to yield sufficient cash flow to overcome the negative cash flow from the e-Prescribing segment and our corporate overhead costs.
     As noted, our PocketScript e-Prescribing Service operates in an emerging market. There is no assurance that this market will develop sufficiently to enable us to operate our PocketScript business profitably. We have been pursuing the e-prescribing business since mid-2003, and our pursuit of the business has consumed significant amounts of cash and it is projected to continue to consume cash for the foreseeable future. See “End-users of our PocketScript Service may not continue to use the service” under risk factors below and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, Liquidity and Capital Resources,” below.
     Failure to enter into additional or to maintain existing sponsorship agreements for our PocketScript e-Prescribing Service and generate other revenue sources from our PocketScript Service could harm our business. Our PocketScript business has incurred significant operating losses. Through December 31, 2008, significant orders for our PocketScript e-Prescribing Service came from sponsorship agreements with healthcare payors. Under our payor-sponsorship business model, we deploy PocketScript to the end-user physician and provide the end-user physician a subscription to use the service in return for payments from the healthcare payor. These payments are in the form of guaranteed payments from the healthcare payor or contingent payments that are based on contractually specified performance metrics. In some cases, these contingent payments could represent a substantial portion of the revenue opportunity under the contract. The significant majority of all the end-user physicians who are using the PocketScript Service and for whom we are currently recognizing revenue are doing so under a subscription arrangement that has been paid for, in whole or in part, by a healthcare payor. If the healthcare payors fail to renew their sponsorships, there is no assurance that the physicians will pay to continue to use the PocketScript Service. Moreover, our payor sponsorship contracts now require many of the end-user physicians being sponsored by the payor to pay all or a portion of the fees to use our PocketScript e-Prescribing Service. This contrasts with past practice, where the healthcare payor typically paid the entire subscription fee on behalf of the end-user physician. We have found that the effort and expense to recruit new physicians to use our e-Prescribing Service is increasing as a consequence of this new, payor-imposed requirement. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, Liquidity and Capital Resources,” below.
     Our cash flows from operations in our e-Prescribing line of business will not be sufficient to fund the business’ ongoing operations unless we successfully do one or more of the following:

•	sign follow-on orders with our existing healthcare payors, from whom a significant portion of our cash and revenues are received;

•	sign new sponsorship agreements with new payors;

•	generate significant revenue from contingent payments;

•	maintain and grow existing transaction fees from payors, pharmacy benefit managers and others for the electronic prescriptions processed through our e-Prescribing Service;

•	improve prescriber retention rates; or

•	identify other revenue opportunities for our e-Prescribing Service.
     There can be no assurance that we will achieve all or any of these objectives. If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our e-Prescribing business, collaborate with others in pursuing this business, or raise additional capital.
     Physicians and other healthcare providers may fail to adopt our PocketScript Service. Our PocketScript Service is targeted to the emerging market for e-prescribing which provides physicians the ability to use a handheld device to prescribe drugs and transmit prescriptions electronically to any retail pharmacy. Through the use of the handheld device, the physician is provided with real-time decision support at the point of care, such as insurance formulary and drug interactions, that would normally not be available in a paper prescription process. This enables the physician to leverage technology for better patient care. This is an emerging market, and the success of our PocketScript Service is dependent, in large measure, on physicians changing the manner in which they write prescriptions. Our challenge is to make this new service attractive to physicians, and ultimately, profitable. To do so has required, and in the foreseeable future will require, us to invest significant amounts of cash and other resources. There is no assurance that enough paying users will ultimately be obtained to enable us to operate the PocketScript Service profitably. If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our e-Prescribing business, collaborate with others in pursuing this business, or raise additional capital.
     End-users of our PocketScript Service may not continue to use the service. We currently estimate approximately 10,000 to 12,000 active physician users (subscribers) of the e-Prescribing Service are needed to cover our e-Prescribing fixed costs. As of December 31, 2008, the Company had approximately 3,200 such active prescribers of the service, as compared to approximately 3,300 and 2,800 such active prescribers as of December 31, 2007, and December 31, 2006, respectfully (see “The market may not broadly accept our Email Encryption and PocketScript e-Prescribing Services, which would prevent us from operating profitably” and “Physicians and other healthcare providers may fail to adopt our PocketScript Service” in risk factors above). Not all users to whom the e-Prescribing Service is deployed will become active users. Furthermore, we have experienced attrition in our base of active users. Thus, there is no assurance that we will be able to achieve a sufficient number of active users to build a successful e-Prescribing business. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Revenue Indicators — Backlog, Orders and Deployments.” If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our e-Prescribing business, collaborate with others in pursuing this business, or raise additional capital.
     Failure to significantly increase our base of PocketScript users or obtain significant prescription transaction fees, or other fees may result in failure to achieve the critical mass of physicians and revenue to build a successful business. We incur significant up-front costs in connection with initially establishing our PocketScript e-Prescribing Service with the physician users. Under our current business model, third-party payors typically pay a portion of the variable costs of initially establishing our e-Prescribing Service. Our plan is to obtain additional revenues in the form of recurring annual subscription fees to use our e-Prescribing Service, either paid by the third-party payors or the physicians, and additional revenues from prescription transaction fees or other fees to operate this line of business profitably. Increasing our physician user base and increasing prescription transaction fees, or generating other fees, are critical to the success of this plan.
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
     In sum, there is no assurance as to whether we will be able to maintain, or whether and how quickly we will be able to increase our user base or prescription transaction fees or whether we will be able to generate other fees to such a level that would enable this line of business to operate profitably. If we are not successful in these endeavors, we could be required to revise our business model, exit or reduce the scale of our e-Prescribing business, collaborate with others in pursuing this business, or raise additional capital.
     Competition in our businesses is expected to increase, which could impair our prospects and cause our business to fail. As the public’s and governmental authorities’ awareness about the need for privacy and security of electronic communications has increased over the past few years, well-funded competitors have entered the market for email encryption products and services. Companies that compete with our Email Encryption Service include secure delivery participants, such as IronPort (acquired by Cisco Systems Inc.), PGP Corporation, Voltage Security, Certified Mail, Authentica (acquired by EMC Corporation), Secure Computing (acquired by McAfee, Inc.), Sigaba Corporation, and Tumbleweed Communications Corp. (acquired by Axway). In addition, we face competition from vendors of operating systems, networking hardware, network management solutions, security solutions and security software, many of which now, or may in the future, develop or bundle email encryption into their products. Some of these competing companies have substantial information technology security and email protection products and have greater financial resources than us. In summary, current email encryption customers could move to competitive solutions, which would harm our business.
     Our PocketScript e-Prescribing Service applies the benefits of e-messaging to the medical prescription process by enabling providers to write and transmit prescriptions electronically directly to the pharmacy. Competition is expected to increase in the emerging electronic prescription market as (and if) this market continues to develop and it becomes generally apparent that there are viable business models for commercial success in this market. Participants in the e-prescribing space include AllScripts Healthcare Solutions, Dr. First, Inc., iScribe, Prematics and RxNT. Competition from these companies and from vendors in related areas, such as electronic medical records vendors — who generally include e-prescribing services as an element of their service offering — is expected to increase. These competitors could have more financial, technical, and other resources than us.
     Companies that do not currently compete with us, or only compete with selected products or in selected markets, could become competitors in the future on a larger scale. Companies such as GE Healthcare or McKesson Corporation would likely offer a broad portfolio of health information technologies for all or some of the pharmaceutical, pharmacy, healthcare provider and managed care markets. This bundled array of services and solutions could be attractive to our current and potential customers. Favorable regulatory developments could hasten the entrance of these competitors into the market, particularly the e-prescribing market. See “Regulatory Drivers” above. With considerable size and access to capital, they could become significant competitors.
     We may face increased competition as these competitors partner with others or develop new solution and service offerings to expand the functionality that they can offer to their customers. Our competitors may, over time, develop new technologies that are perceived as being more secure, effective or cost efficient than our own. These competitors could successfully garner a significant share of the market, to the exclusion of our Company. Furthermore, increased competition could result in pricing pressures, reduced margins, or the failure of our business to achieve or maintain market acceptance, any one of which could materially harm our business.
     Our inability to successfully and timely develop and introduce new Email Encryption and e-Prescribing Services and related services and to implement technological changes could harm our business. The evolving nature of the Email Encryption and e-Prescribing businesses require us to continually develop and introduce new and related solutions and services and to improve the performance, features and reliability of our existing solutions and services, particularly in response to competitive offerings. We incur significant costs to do this.
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
     Future asset impairments could affect our financial results. As of December 31, 2008, we have $2,161,000 of goodwill on our balance sheet relating to the Email Encryption segment. Goodwill is evaluated at least on an annual basis or whenever there is a reason to question if the goodwill values are impaired. We also have $2,236,000 of property and other long-lived assets. The carrying value of these assets is evaluated whenever there is reason to question if the values are impaired. Future events could impact the valuation of goodwill and long-lived assets, which could require us to recognize a non-cash charge to earnings. It is possible that we may incur further charges for other asset impairments in the future as we evaluate the prospects of our various lines of business. Any such charges could materially affect our financial results.
     Capacity limits on our technology and network hardware and software may be difficult to project, and we may not be able to expand and/or upgrade our systems to meet increased use, which would result in reduced revenues. While we have ample through-put capacity to handle our customers’ requirements for the medium term, at some point if we achieve greater market penetration we may be required to materially expand and/or upgrade our technology and network hardware and software. We may not be able to accurately project the rate of increase in usage of our network. In addition, we may not be able to expand and/or upgrade our systems and network hardware and software capabilities in a timely manner to accommodate increased traffic on our network. If we do not appropriately expand and/or upgrade our systems and network hardware and software in a timely fashion, we may lose customers and revenues.
     Security interruptions to our data centers could disrupt our business, and any security breaches could expose us to liability and negatively impact customer demand for our solutions and services. Our business depends on the uninterrupted operation of our data centers — currently, our ZixData Center located in Dallas, Texas; a United Kingdom based data center to service our Encrypted Email customers in the European Union; and the Austin, Texas data center used for fail-over and business continuity services. We must protect these centers from loss, damage or interruption caused by fire, power loss, telecommunications failure or other events beyond our control. We carry limited insurance coverage to compensate us for losses that may occur as a result of any of these events. Any damage or failure that causes interruptions in our data centers’ operations could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs or increased service and warranty costs. This could materially harm our business, financial condition and results of operations.
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
     Furthermore, it is critical that our facilities and infrastructure remain secure and the market perceives them to be secure. Despite our implementation of network security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptions. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We do not carry sufficient insurance to compensate us for all reasonably conceivable losses that may occur as a result of any of these events.
     Secure messages sent through our messaging portals, in connection with the operation of our Email Encryption Service, include personal healthcare information as well as personal financial information. This information will reside, for a user-specified period of time, in our secure data center network. Also, individual prescription histories transmitted through our e-Prescribing system and other personally identifiable healthcare information may reside in our secure data center network indefinitely. Federal and state laws impose significant financial penalties for unauthorized disclosure of personal information. Exposure of this information, resulting from any physical or electronic break-ins or other security breaches or compromises of this information, could expose us to significant liability, and customers could be reluctant to use our services again. We do not carry sufficient insurance to compensate us for all reasonably conceivable losses that may occur as a result of any of these events.

     We may have to defend our rights in intellectual property that we use in our services, which could be disruptive and expensive to our business. We may have to defend our intellectual property rights or defend against claims that we or our customers are infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive. Infringement claims could require us to develop non-infringing services or enter into royalty or licensing arrangements. Royalty or licensing arrangements, if required, may not be obtainable on terms acceptable to us. Our business could be significantly harmed if we are not able to develop or license the necessary technology. Furthermore, it is possible that others may independently develop substantially equivalent intellectual property, thus enabling them to effectively compete against us.
     Defects or errors in our services could harm our business. We subject our solutions and services to quality assurance testing prior to release. Regardless of the quality assurance testing, any of our solutions could contain undetected defects or errors. Defects or errors in our PocketScript system could result in inaccurate prescriptions being generated, which could result in injury or death to patients. Undetected defects or errors in any of our solutions and services could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, litigation claims, increased insurance costs, or increased service and warranty costs. Any one of these could prevent us from implementing our business model and achieving the revenues we need to operate profitably.
     Public key cryptography technology is subject to risks. Our Email Encryption Service and the e-Prescribing Service employ, and future solutions and services may employ, public key cryptography technology and other encryption technologies. With public key cryptography technology, a public key and a private key are used to encrypt and decrypt messages. The security afforded by this technology depends, in large measure, on the integrity of the private key, which is dependent, in part, on the application of certain mathematical principles. The integrity of the private key is predicated on the assumption that it is difficult to mathematically derive the private key from the related public key. Should methods be developed that make it easier to derive the private key, the security of encryption services using public key cryptography technology would be reduced or eliminated and such services could become unmarketable. This could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise hurt our business. Moreover, from time-to-time there are public reports of the successful decryption of encrypted messages or encrypted information. This or related publicity could adversely affect public perception of the security afforded by our services, which could harm our business.
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
     We rely on third parties. For certain elements of our service offerings, we sometimes rely on the products and services of third parties. In particular, we rely on a single supplier for the hand-held device used by the prescribing physician users of our e-Prescribing Service. If these third parties, in general, and this single supplier, in particular, elect to withhold their products or services, significantly raise their prices, or cease supplying the item in question, we could be damaged financially in lower returns on sales and a lessening of competitive advantages if suitable alternatives could not be found in a reasonable period of time. If critical services and products that we source from third parties were to no longer be made available to us or at a considerably higher price than we currently pay for them, and suitable alternatives could not be found, our business could be harmed.
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
     We could be affected by government regulation. Exports of software solutions and services using encryption technology, such as our Email Encryption Service, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our Email Encryption Service to almost all countries, the list of countries to which our solutions and services cannot be exported could be revised in the future. Furthermore, some countries impose restrictions on the use of encryption solutions and services, such as ours. Failure to obtain the required governmental approvals would preclude the sale or use of our solutions and services in international markets and, therefore, harm our ability to grow sales through expansion into international markets. Our largest OEM partner does sell and distribute our Email Encryption Service in overseas markets.
     In 2008, the federal government mandated e-prescribing for Medicare prescriptions in connection with the adoption of MIPPA. While the existence of this mandate in the future might potentially increase our active user rates and retention rates, there could be adverse effects, such as increased competition or a need for us to change the manner in which we recruit, deploy, and train our physician users.
     The American Recovery and Reinvestment Act of 2009 contains economic incentives for the adoption of health information technologies, including EHRs that contain an e-prescribing component. The availability of these incentives could increase our effort and expense to recruit new physicians to use our stand alone e-Prescribing Service. These economic incentives could favor competitors that offer EHRs that contain an e-prescribing component by fostering the adoption of such EHRs and thus decreasing our market opportunity.
     The federal government has adopted regulations to create an exception to the prohibition on physicians’ referrals to healthcare entities with which they have financial relationships for certain electronic prescribing arrangements, codified at 42 C.F.R. §411.357(v), and an exception to the related federal healthcare anti-kickback rules for certain electronic prescribing arrangements, codified at 42 C.F.R. §1001.952. The purpose of the regulations is to encourage physicians to use electronic prescribing systems to create and deliver prescriptions to the pharmacy. The regulations seek to accomplish this purpose by creating certain safe harbors that are intended to encourage healthcare entities, such as health insurance companies and hospitals, to provide financial incentives to physicians to use electronic prescribing systems. These regulations, as they are interpreted and enforced over time, could provide other participants in the market a competitive advantage or could have currently unforeseen consequences that harm our business.
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
     The MIPAA incentive payments to physicians who use e-prescribing will only be paid to physicians that use an e-prescribing service that complies with specific certification standards. The Center for Medicare and Medicaid Services (“CMS”) has conferred on The Certification Commission for Healthcare Information Technology (“CCHIT”), a private not-for-profit organization, the responsibility to develop these standards. CCHIT has announced that it will promulgate these standards by mid-2009. We will likely incur significant costs to develop the functionalities and features that will be required by these new standards, and there is no assurance that we will achieve the required certification. This could materially harm our business.
     Our stock price may be volatile. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Also, as of February 15, 2009, there was a reported short position in our common stock of 3,248,458 shares (approximately 5.1% of our outstanding number of shares), which may affect the volatility of our stock price.

     We have a significant amount of stock options and warrants outstanding and may issue additional equity securities in the future. Exercise of the outstanding options and warrants, and future issuances of other securities will dilute the ownership interests of existing shareholders. We have outstanding warrants and options, including options held by our employees, covering approximately 20.3 million shares of our common stock with exercise prices ranging from $1.11 to $57.60.
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
     We may be required to pay liquidated damages in the event one or more of the registration statements we have filed with the SEC for the benefit of third parties ceases to be effective. We have filed a number of registration statements with the SEC for the benefit of third parties. These registration statements permit the public resale of our common stock held by, or potentially issuable upon the exercise of options or warrants to, these parties. In some cases, we would be required to pay liquidated damages to the third parties if we fail to maintain the effectiveness of the relevant registration statement for the contractually required period of time. The amount of damages we would be required to pay could be substantial, as a percentage of our cash on hand, depending on when the registration statement ceased to be effective.
     There are no assurances that we will be successful or that we will not encounter other, and even unanticipated, risks. We discuss other operating, financial or legal risks or uncertainties in our periodic filings with the SEC. We are, of course, also subject to general economic risks.
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     This document contains “forward-looking statements” (including the discussion appearing under the caption “Liquidity Summary” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 34 within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, cash receipts, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” and other similar expressions. Such forward-looking statements may be contained in the “Risk Factors” section above, among other places.
     Although we believe that expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. We do not intend, and undertake no obligation, to update any forward-looking statement.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     During 2008, we leased properties that are considered significant to the operations of the business in the following locations: Burlington, Massachusetts; Ottawa, Ontario, Canada; the United Kingdom; and Dallas and Austin, Texas. The Burlington location is used for Email Encryption sales and marketing activities. The Ottawa office is used for some of our client services and sales support activities for both product lines. The United Kingdom facility is used exclusively for Email Encryption activities and provides data center support for our large OEM partners outside of the U.S. The Dallas office is our headquarters, which includes research & development, marketing, sales and all general administrative services, and the ZixData Center. Our Austin location is used for fail-over and business continuity services and is not used to support normal ongoing operations. Our facilities are suitable for our current needs and are considered adequate to support expected near term growth.
     We also have office space in Mason, Ohio, which is excess capacity. In April 2007, we sublet this office space, the terms of which coincide with our original property lease, which expires in October 2009.
Item 3. Legal Proceedings
     We are, from time to time, involved in various legal proceedings that arise in the ordinary course of business. We do not believe that the outcome of the legal proceedings in which we are currently a party, either individually or taken as a whole, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we cannot predict with certainty any eventual loss or range of possible loss related to such matters.
     We have received an indemnity request from a customer of our Email Encryption Service. The customer is requesting indemnity, including the costs of legal defense, against a patent infringement claim asserted by a patent holder against the customer (and dozens of other third parties who are not customers of ours). We have evaluated the patent infringement claim and have advised the customer that we do not believe that we are obligated to provide indemnity in this instance. Nevertheless, there is no assurance that we will not ultimately incur any liabilities, which could potentially include defense costs or liability for patent infringement, in this regard. See Item 1A. Risk Factors, “We may have to defend our rights in intellectual property that we use in our services, which could be disruptive and expensive to our business.”
     We have severance agreements as of December 31, 2008, with certain employees that would require us to pay approximately $1,912,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
Item 4. Submission of Matters to Vote of Security Holders
     None.

PART II
     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for 2008 and 2007. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$4.74	$2.50	$1.93	$1.14
June 30	$4.16	$2.25	$2.49	$1.63
September 30	$3.70	$1.81	$2.18	$1.56
December 31	$2.34	$0.94	$6.24	$1.81
     At February 25, 2009, there were 63,319,482 shares of common stock outstanding held by 538 stockholders of record. On that date, the last reported sales price of the common stock was $1.08.
     We have not paid any cash dividends on our common stock since 1995 and do not anticipate doing so in the foreseeable future. Applicable governing law prohibits the payment of any dividends unless our net assets (total assets minus total liabilities) exceeds the amount of dividends.
     During 2008, we did not engage in any share repurchase program of our common stock.
Performance Graph
     The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2008, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2003 in our common stock and in each of the two indices and assumes reinvestment of dividends, if any. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request. In 2008, we changed the standard index used in the comparison from the NASDAQ Composite to the CRSP NASDAQ Stock Market (U.S.).
     The NASDAQ Composite Index is a market-value weighted index of all common stocks listed on NASDAQ.
     The NASDAQ Stock Market (U.S.) Index differs slightly from the NASDAQ Composite Index. It is also a market-value weighted index of all common stocks listed on NASDAQ, with some exceptions, but it excludes foreign stocks, preferred stocks, rights, and warrants.
     We believe the NASDAQ Stock Market (U.S.) is a more appropriate comparative index since it excludes foreign equities. For reference purposes, both indices are shown in the graph below.

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto included elsewhere herein. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenues (1)	$28,035	$24,114	$18,358	$13,964	$14,127
Cost of revenues	9,850	10,866	12,552	14,194	15,878

Gross margin	18,185	13,248	5,806	(230)	(1,751)
Research and development expenses	6,158	5,322	6,085	6,520	9,331
Selling, general and administrative expenses	18,033	17,961	23,188	26,358	29,399
Customer deposit forfeiture (2)	—	(2,000)	(1,000)	(960)	—
Net (gain) loss on sale of product lines	—	—	(53)	3,716	—
Loss on extinguishment of convertible debt (3)	—	255	871	1,283	—
Asset impairment charge (4)	—	—	125	288	675
Interest expense	—	171	1,126	6,848	801
(Gain) on derivatives (5)	—	—	(4,043)	—	—
Loss from continuing operations	(5,442)	(8,102)	(19,508)	(43,596)	(42,040)
Basic and diluted loss per common share from continuing operations	$(0.09)	$(0.13)	$(0.34)	$(1.20)	$(1.33)
Shares used in computing basic and diluted loss per common share	62,982	60,424	57,068	36,452	31,533
Statements of Cash Flows Data:
Net cash flows provided by (used for):
Operating activities	$2,064	$(1,443)	$(16,678)	$(24,901)	$(22,767)
Investing activities	493	(3,155)	3,914	22,767	(22,726)
Financing activities	164	2,339	5,307	18,518	42,750
Balance Sheet Data:
Cash, Cash Equivalents and Marketable Securities	$13,245	$12,258	$12,783	$20,240	$19,856
Working capital (deficit)(6)	(3,010)	(979)	(897)	9,348	4,913
Total assets	19,357	19,474	20,366	34,115	52,242
Debt obligations	—	—	2,916	7,063	19,252
Stockholders’ (deficit) equity	(1,303)	(289)	927	10,397	14,765

Our consolidated financial statements include for 2005 and 2004 the results from operations for a previously acquired business, Elron Software, in 2003, and a January 2004 acquisition, MyDocOnline. In 2005, the two product lines relating to the Elron Software acquisition were sold in March and the one remaining MyDocOnline product line, Dr. Chart, was sold in September.
(1)	Revenues for the years 2005 and 2004 include the previous acquisitions of MyDocOnline and Elron Software. Revenues resulting from these acquisitions, which were subsequently sold as indicated immediately above, totaled $0.9 million and $4.6 million in 2005 and 2004, respectively.

(2)	See Note 11 to the consolidated financial statements for an explanation of the customer deposit forfeiture.

(3)	See Note 12 to the consolidated financial statements for an explanation on the early extinguishment of debt items.

(4)	See Note 8 to the consolidated financial statements for an explanation on asset impairment charges.

(5)	See Note 13 to the consolidated financial statements for an explanation of the gain on derivatives.

(6)	Working capital includes deferred revenue totaling $17.4 million and $16.1 million as of December 31, 2008 and 2007 respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. See “NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS.”
Overview
     We are a leader in providing secure, Internet-based applications in a SaaS model. These applications connect, protect and deliver information in a secure manner, enabling the use of the Internet for applications requiring a high level of security in the healthcare, finance, insurance, and government sectors. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We operate under two reporting segments, Email Encryption Service (“Email” or “Email Encryption”) and e-Prescribing Service (“e-Prescribing”) where we offer these services on a subscription basis to our customers who subscribe to use the services for a specified term.
     For the year ended December 31, 2008, we achieved our best financial results to date. A 26% growth in revenue, 82% gross margin and strong cash collections in the Email business led to the highest revenue and gross margin. However, our e-Prescribing business, is incurring significant losses. The cash flow we receive from our Email business is substantially supporting the cash needs of our e-Prescribing business, which consumes a significant amount of cash and incurs operating losses.
     We primarily sell our Email Encryption Service through direct sales and telesales. We also use a network of resellers and other distribution partners, particularly other service providers seeking an encryption offering in an OEM-like relationship.
     For e-Prescribing, we have not emphasized sales directly to physicians, but rather have focused on other stakeholders that benefit from healthcare technology. In particular, seven health insurance companies use ZixCorp’s services on behalf of the prescribing doctors in their plans. Because of the potential savings resulting from lower drug spend and improved patient safety, these insurance companies have, in effect, underwritten the deployment and initial subscription costs of the service for the physicians.
Strategy and Focus Areas
     We believe the growth we experienced during 2008 was attributable to the continued development and growth of our email encryption subscription business. The Company seeks to build and maintain reliable revenue growth by adding new customers while retaining a high percentage of existing customers.
     After the years required to achieve critical mass in the Email business with the subscription model, we believe we entered a new phase of financial stability in 2008. The subscription model requires large up-front investment to establish the service, but over time, the fixed set-up costs are exceeded by the recurring subscription and transaction fees, and incremental costs to add new users are relatively low.
     We delivered several new service enhancements during 2008 for both our Email and e-Prescribing segments. For our Email business, we completed new development related to establishing a United Kingdom based data center in order to support customers of our OEM resellers in Europe. We also updated the design of our service to enhance customer network independence, improve capacity and enable improved partitioning for deployment in small and medium businesses. In areas related to email content scanning and customer policy support we enhanced the spreadsheet scanning capabilities of our service and redesigned significant portions of the ZixAuditor assessment and reporting software to increase processing through-put and improve mail categorization. For our e-Prescribing business, our development activities included delivery of new clinical coaching features, significant enhancements to formulary and benefits presentation and enhanced prescriber user interface features and workflow. We expect to release a new version of our PocketScript technology during the first quarter of 2009, which delivers all necessary features to address new certification requirements for SureScripts-RxHub. Some of these features will be very beneficial to payors as they extend the breadth of insurance related decision support data to be delivered electronically via new standards and support additional prescription drug plans including those associated with Medicare Part D.
     We continue to balance the cash produced by our more mature segment, Email Encryption, with the cash required to develop our emerging segment, e-Prescribing. Operationally, our success is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “New First Year Orders” (“NYFO”)) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	Additional payor sponsorship of the e-Prescribing Service to physicians by new or existing insurance payors;

•	Successful adoption and usage of the e-Prescribing Service by physicians;

•	Retention of the users (physicians) of the e-Prescribing Service as indicated by subscription renewals;

•	Future transaction fees (or related fees) associated with the use of the e-Prescribing Service; and

•	Our ability to increase business volume with reasonable cost increases.
     Known trends regarding these key metrics and their implication on our current and future capital requirements are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”)
     There are no assurances we will be successful in our efforts to achieve these key metrics. Our continued growth depends on the timely development and market acceptance of our products and services. We have experienced improved fundamentals in our cash flow performance during 2008 — for the first time in our history we were cash flow positive. We will continue to place a strong emphasis on actions to improve our cash flow, while balancing the need for investments in our developing and emerging markets. See “Item 1A. Risk Factors” for more information on the risks relevant to our operations and future prospects.
Revenue
     Revenue increased by 16% in 2008 compared with 2007. Our growth was driven by a 26% increase in the revenue for our Email Encryption business where our successful subscription model yielded steady additions to the subscriber base — coupled with a high rate of renewing existing customers. The increase from our Email segment was partially offset by a decrease in our e-Prescribing segment where we saw a reduction in our transaction related fees from one customer and in our deployments during 2008.
Operating Margins
     For the year ended 2008, our gross margin percentage increased almost 20% compared with 2007. This increase was primarily driven by increased revenues from our Email segment and a reduction in cost of revenues in our e-Prescribing segment where we deployed fewer physicians during 2008. Our headcount increased in 2008, reflecting investments in research and development (R&D), sales and executive management.
Other Financial Highlights
•	For Email Encryption, our sales backlog was $34.7 million in 2008, compared with $28.3 at the end of 2007

•	For Email Encryption, our total orders for 2008 were $29.2 million, an increase of 21% from the 2007 total orders of $24.2 million

•	Our deferred revenue at the end of 2008 was $17.4 million, compared with $16.1 million at the end of 2007

•	We generated cash flows from operations of $2.1 million. Our cash and cash equivalents, together with our investments, were $13.2 million at the end of 2008, compared with $12.3 million at the end of 2007

•	We maintained a strong renewal rate for eligible Email Encryption contracts at 94% for 2008

•	We topped 15 million user Email addresses with our Email Encryption Service, with an increased growth rate of approximately 100,000 new Email addresses each week

•	Our e-Prescribing Service signed four new sponsorship contracts during the year

•	Our e-Prescribing Service processed approximately 8.6 million e-scripts during 2008, an increase of 16% over 2007
Critical Accounting Policies and Estimates
     In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on revenue, loss from operations and net loss, as well as the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material adverse effect on the consolidated financial statements.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about complex matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements.
     Our critical accounting policies are as follows:
•	Revenue recognition

•	Income taxes

•	Valuation of goodwill and other intangible assets

•	Stock-based compensation costs
     For additional discussion of the Company’s significant accounting policies, refer to Note 2 to the consolidated financial statements.
     Revenue Recognition
     We must make significant management judgments and estimates to determine revenue to be recognized in an accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. These estimates affect the deferred revenue on our consolidated balance sheet and revenue on our consolidated statements of operations. Estimates regarding revenue affect all of our operating geographies.
     We apply the provisions of the EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables,” Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and other related pronouncements.
     Generally speaking, we develop, market and support applications that connect, protect and deliver information in a secure manner. Our services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption and e-Prescribing subscription-based services, various transaction fees and related professional services. The majority of the revenues generated are through direct sales; however, our Email Encryption Service employs a combination of direct sales and a network of distributors and resellers.
     Under all product categories and distribution models, we recognize revenue after all of the following occur:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the price is fixed and determinable, and

•	collectability is reasonably assured.
     In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements is recognized under the residual method only when Vendor Specific Objective Evidence (“VSOE”) exists to allocate the fair value of the total fees to the undelivered elements of the arrangement.
     When we are engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation, no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
     Both the Email Encryption and the e-Prescribing Services are subscription-based services. Providing these services includes delivering subscribed-for-software and providing secure electronic communications and customer support throughout the subscription period. Our subscribers generally execute multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. Subscription fees received from customers are initially recorded as deferred revenue and then recognized as revenue ratably over the subscription period.
     Some of our e-Prescribing Services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs or when the predetermined usage levels have been achieved, and when the amounts are fixed and determinable.
     We do not offer stand alone services. Further, our services primarily include manufacturer provided warranty provisions. We recorded no warranty expense in any of the presented periods.
     Income Taxes
     Two critical elements of our overall accounting for income taxes pertain to the valuation of our deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” and our adoption of the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes,” effective January 1, 2007.
     Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal income tax returns. At December 31, 2008, we continued to provide a full valuation allowance against most of our accumulated U.S. deferred tax assets of $111,994,000, reflecting our historical losses and the uncertainty of future taxable income. Our total deferred tax asset not subject to a valuation allowance, is valued at $72,000, and consists of $48,000 for U.S. state income tax credits that are substantially certain of realization in 2009 because the underlying tax is not contingent on U.S. profitability and $24,000 for a Canadian deferred tax asset relating to temporary timing differences between GAAP and tax-related expense. If we begin to generate U.S. taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
     FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Prior to the adoption of FIN 48, we had recorded a $327,000 tax contingency liability and that amount and the specifics therein have remained unchanged. As of December 31, 2008, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability, was approximately $377,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.

     Valuation of Goodwill and Other Intangible Assets
     We account for the valuation of goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate that the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. We have intangible assets with definite lives subject to amortization, which became fully amortized in early 2007 following their costs being ratably amortized over their respective, estimated useful lives of three years. We have no intangible assets with indefinite lives not subject to amortization.
     Our goodwill totaled $2,161,000, or 11% of total assets at December 31, 2008 and 2007, which represents the remaining cost in excess of fair value of net assets acquired in the 2003 acquisition of Elron Software and its subsequent sale in 2005.
     Our goodwill is not being amortized, but we do evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value.
     Stock-based Compensation Expense
     On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Our adoption was on a prospective basis with the straight-line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, we used the intrinsic value method to account for stock-based compensation plans under the provisions of APB 25. Our share-based awards are limited to stock options.
     SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees, directors or outside service providers based on the estimated fair value of an award on the grant date. This standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee, director or outside service provider is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur.
     We used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants made during 2008, 2007, and 2006. Commencing on January 1, 2006, we elected to use the “simplified” method per SEC Staff Accounting Bulletins No. 107 (“SAB 107”), “Share Based Payment,” to calculate the estimated life of options granted to employees. The use of the “simplified” method under SAB 107 was extended beyond December 31, 2007 in accordance with Staff Accounting Bulletin 110, “Share Based Payment,” issued on December 21, 2007, until such time when we have sufficient information to make more refined estimates on the estimated life of our options. The expected stock price volatility was calculated by averaging the historical volatility of our common stock over a term equal to the expected life of the options.
     The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.57%	3.81%	4.59%
Expected option life (years)	5.8	5.8	5.8
Expected stock price volatility	78%	81%	93%
Expected dividend yield	—	—	—
Fair value of options granted	$1.71	$2.87	$1.03
     The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company.
Full Year 2008 Summary of Operations
Financial
•	Revenue for 2008 was $28,035,000 from all products compared with $24,114,000 in 2007 and $18,358,000 in 2006.

•	Gross margin for 2008 was $18,185,000 or 65% of revenues compared to $13,248,000 or 55% of revenues in 2007.

Email Encryption — gross margin for this segment was $18,499,000 or 82% of revenues compared to $13,621,000 or 76% of revenues in 2007.
e-prescribing — gross loss for this segment was $314,000 or a negative 6% of revenues compared to a loss of $373,000 or a negative 6% of revenues in 2007.

•	Net loss for the year 2008 was $5,442,000 compared with $8,102,000 in 2007 and $19,508,000 in 2006.

•	Ending unrestricted cash was $13,245,000 and the balance in restricted accounts was $28,000 on December 31, 2008.
Results of Operations
Revenues
     The following table sets forth a year-over-year comparison of our total revenues by product lines:

				Variance		Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%
Email Encryption	$22,604,000	$17,982,000	$14,094,000	$4,622,000	26%	$3,888,000	28%
e-Prescribing	5,431,000	6,132,000	4,264,000	(701,000)	(11%)	1,868,000	44%

Total revenues	$28,035,000	$24,114,000	$18,358,000	$3,921,000	16%	$5,756,000	31%

     Email Encryption —Revenue increases were driven primarily by our continual addition of new users to the subscriber base, while at the same time renewing a high percentage of existing subscribers whose subscriptions were up for renewal. We measure additions to the subscriber base by NFYO, which is defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. NFYOs and renewal percentages are summarized in the table below:

	2008	2007	2006
New first year order value	$5,460,000	$5,514,000	$4,665,000
Renewal percentage	94%	99%	95%
     We perceive an annual change in renewal percentages of approximately 5%, either up or down, to be reasonable and can be due singularly to, or in combination with, new competition entering the marketplace, existing competition introducing new features to their comparable service offerings, pure price competition, and/or consolidation of our customer’s business. Renewal customers are normally renewed at a price equal to or greater than the price of their previous service period.
     Our go-to-market model of selling involves primarily multiple-year subscription contracts with the fees paid annually at the inception of each year of service. As a result, a high percentage of customers subscribe to the Email Encryption Service for a three-year term versus a one-year term. We expect this preference for a longer contract term by a high percentage of our customers to continue in 2009, as we have priced our services in a manner that encourages longer-term contractual commitments from customers.
     Our list pricing for Email Encryption has remained generally consistent in 2008 when compared with 2007, although we did announce a slight price increase for our services effective in January 2008. We have experienced relatively consistent discount percentages off our list price during the periods shown above.
     There are no assurances that potential increased competition in this market or other factors will not result in future price erosion. Price erosion, should it occur, could have a dampening effect on our new orders and/or renewal rates as previously discussed.
     e-Prescribing — The decrease in revenue between 2008 and 2007 was largely due to reaching an upper-invoicing limit associated with transaction fees for a single payor contract. One-time projects occurring in 2007 also contributed to the decrease in revenues when compared to 2008. Additionally, the impact of fewer e-Prescribing deployments in 2008 (approximately 725 deployments in 2008 versus approximately 1,950 in 2007) contributed to the decline in deployment revenue year-over-year but to a lesser extent. These decreases were partially offset by an increase in renewal revenues.
     The increase in 2007 revenues versus 2006 was primarily driven by an increase in renewal revenues and transaction/usage-based fees. Revenue on deployments to new PocketScript users and revenues relating to one-time projects increased slightly.
     Revenue Outlook:
     Our future revenue growth in 2009 is primarily expected to come from continued success in the Email Encryption business.
     With Email Encryption, we anticipate that with our continued focus on sectors such as healthcare, financial services, insurance and government, along with the increased use of indirect OEM distribution channels, we expect to see the business increase its new first year order rate in 2009 and fuel an overall, year-over-year revenue growth rate that is similar to 2008.
     Growth in the e-Prescribing segment is almost entirely dependent on our securing new (or expanding existing) payor sponsorship contracts, or increasing revenue per prescriber through offering new value-added services which may be provided in the future. Despite the decline in new deployments throughout 2008, we remain optimistic for the following reasons:
•	We saw in the fourth quarter of 2008 success in signing three additional contracts and growing our e-Prescribing backlog; we further added to our backlog with one additional contract in the first quarter of 2009;

•	We believe there is additional interest on the part of some of our payors in expanding their existing programs, as well as, interest from other prospective payors who are considering our service; and

•	MIPPA provides an increase in Medicare payments to those physicians who use e-prescribing beginning January 2009, and later penalizes those physicians that do not use e-prescribing.
     However, with recent contracts signed or in discussions, our business model is evolving to a longer payback and there can be no assurance that these recent events and or observations in e-Prescribing will become a catalyst for our Company gaining additional business either by expanding existing payor programs or contracting with new payors.
Backlog, Orders, and Deployments
     Company-wide Backlog — Our end-user order backlog is comprised of contractually bound agreements that we expect to fully amortize into revenue. As of December 31, 2008, the backlog is comprised of the following elements: $17,444,000 of deferred revenue that has been billed and paid, $3,169,000 billed but unpaid, and approximately $16,776,000 of unbilled contracts. The backlog divided by segment is $34,728,000 for Email Encryption and $2,661,000 for e-Prescribing.

     The backlog is recognized into revenue as the services are performed. Approximately 60% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     Email Encryption Orders — Total order input for Email Encryption in 2008 was $29,248,000 compared with $24,160,000 in 2007. Total orders include customer orders that management separates into three components for measurement purposes: contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. The NFYOs were $5,460,000 in 2008 and $5,514,000 in 2007.
     e-Prescribing — In e-Prescribing, we have built a prescriber base by contracting with a number of health insurance companies (“payors”) to pay for (i.e. “sponsor”) physicians in their network to receive the e-Prescribing Service at no charge to the prescriber for at least the first year of service. Because we did not secure a significant number of physician sponsorships in 2007, our backlog was largely depleted through much of 2008, and we deployed approximately 725 prescribers versus 1,950 in 2007. As a result, e-Prescribing revenue declined in 2008, and we expect it to remain relatively flat through the first half of 2009. However, we have recently been successful in signing additional contracts, and at December 31, 2008, we had approximately 470 sponsored, but not-yet-deployed prescribers in our backlog. We anticipate a corresponding revenue increase in this business in the second half of 2009. Nonetheless, there can be no assurance we will be successful in expanding our current payor programs or contracting with new payors. If we are not successful in this effort and elect not to reduce the related operating expenses, then the e-Prescribing line of business will continue to consume cash.
     The list prices for the initial service period and subsequent annual renewal periods for the e-Prescribing Service at December 31, 2008, were $2,000 and $600, respectively. However, as we move into 2009, we expect our business model, particularly as it relates to our deployments, to evolve into a longer pay-back period. In light of the new MIPPA legislation, we have increased the list price for e-Prescribing renewals in 2009 to $720 annually, and we are also considering new ways to expand sources for initial deployment funding. Along with increasing prescriber sponsorships, future revenue growth is dependent on increasing utilization and retention by the sponsored physicians; renewing service contracts for active prescribers; and developing additional transaction-based and incremental service fees for new functionality.
The level of active users represents the portion of the total deployed base that is using the service on a consistent basis, making it a key indicator for retention and future revenue opportunity. In recent quarters, an average of 70% to 75% of deployed prescribers have become active users. As of December 31, 2008, approximately 3,200 active prescribers were using our service, compared to approximately 3,300 at year end 2007. The reduction in the number of active prescribers resulted from attrition in the ordinary course of business. However, a large clinic, which accounts for approximately 15% of our total active prescribers, and which has historically received special subscription pricing, has notified us that they will discontinue our e-Prescribing Service later in 2009 as they complete their migration to a full electronic medical record solution. Based on the end date of their current service periods, the revenue impact in 2009 is expected to be approximately $20,000, while the annualized loss in revenue resulting from this event is estimated at approximately $150,000. In any case, we continue our efforts to identify solutions for improving the conversion rate of deployed users to active users and for lowering the attrition rate.
     Sponsorship contracts typically specify that physicians using the e-Prescribing Service assume responsibility for renewing the service after the first year. While Blue Cross Blue Shield of Massachusetts renewed the annual sponsorship of its most active users for a fourth year in 2008, beyond this most recent renewal, we are to receive our ongoing renewal payments directly from physicians. We expect the physicians will be receiving incentive payments from MIPPA and plan-sponsored pay-for-performance programs in Massachusetts. Five of our current payors are continuing to either fully or partially sponsor their most active prescribers for at least one additional year of service. We attempt to contract directly with those physicians who do not write enough electronic prescriptions to be considered for sponsorship renewal by their original payors.
     We recognized $1,216,000 in total transaction and usage-based fees revenue during 2008, compared to $1,875,000 in 2007. As previously discussed, this decrease was due to our reaching an upper invoicing limit associated with the usage-based fees included in a single payor contract. We had contracted transaction-based fees (or the equivalent) with four health care payors in 2008. One of these payors has declined to renew its obligation for 2009, and is instead expected to apply such funds toward the purchase of additional deployments with us.

Nonetheless, we will continue to pursue revenue opportunities from transaction fees from both new and existing customers. In most cases, there are multiple payors in each market and we believe that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, drug-to-drug interaction checking and reporting.
     Other sources for transaction fee revenue include parties who benefit from a real-time, electronic connectivity with PocketScript users. For example, we currently have contracts under which we earn fees for sending prescriptions electronically to the pharmacies and for certain transactions involving mail order prescriptions. The number of prescriptions written using the PocketScript Service and transmitted through the ZixData Center™ has continued to grow, with approximately 8.6 million prescriptions transacted in 2008 versus approximately 7.4 million prescriptions for 2007. Additionally, we are piloting a disease management program with one of our payors which alerts physicians through the e-Prescribing Service that a patient may be eligible for enrollment in the disease management program.
     At our current deployment rates, we cannot achieve our e-Prescribing business objectives of becoming cash flow sufficient on a stand alone basis in the near term. However, we believe that the passage of MIPPA has the possibility of being a catalyst in accelerating the development of the e-prescribing market. With new contracts recently announced and others under discussion, we believe the market has potential and we are continuing to work with our current payors and prospective customers to demonstrate return on investment and other related benefits in an effort to significantly increase the number of sponsored prescribers. We continue to believe that the payor sponsorship model is the right one to lay the foundation for secure, interoperable healthcare information access and decision support. However, continued growth in this segment will require additional payor sponsors or a change in the market demand model and increased revenues from transaction fees (or the equivalent).
Cost of Revenues
     The following table sets forth a year-over-year comparison of the cost of revenues by product line.

				Variance		Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%
Email Encryption	$4,105,000	$4,361,000	$5,367,000	$(256,000)	(6%)	$(1,006,000)	(19%)
e-Prescribing	5,745,000	6,505,000	7,185,000	(760,000)	(12%)	(680,000)	(9%)

Total cost of revenues	$9,850,000	$10,866,000	$12,552,000	$(1,016,000)	(9%)	$(1,686,000)	(13%)

     The cost of revenue improvement for the twelve months ended December 31, 2008 versus the twelve months ended December 31, 2007 resulted primarily from a reduced rate of e-Prescribing deployments. New e-Prescribing deployments in 2008 were 725 compared to 1,950 in 2007. Additionally, despite higher Email Encryption revenue, the relatively fixed cost structure of the Email Encryption business model, combined with slightly lower cost of professional services and lower depreciation expense drove lower cost of revenue between periods for the Email Encryption product line.
     The improvement in cost of revenues for the twelve months ended December 31, 2007, compared to the twelve months ended December 31, 2006, consisted primarily of reductions in depreciation costs and amortization expense as well as lower travel, occupancy and data processing costs. The decrease in depreciation expense was due principally to a reallocation of depreciation expense from cost of revenues to selling, general, and administrative expense combined with certain assets becoming fully depreciated between periods. The decrease in amortization expense was due to intangible assets becoming fully amortized. Additionally, travel, occupancy and electronic data processing costs were lower due to cost reduction initiatives commencing in 2006.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. Accordingly, cost of revenues is relatively fixed in nature and is expected to remain relatively flat in 2009, and grow at a slower pace than revenue.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field prescriber recruiting team, a field deployment team, customer service and support, training and e-Prescribing device costs. In e-Prescribing, a greater proportion of total cost of revenues relates to prescriber recruiting and field deployment activities and device costs. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated to demand. As discussed in “Revenues” above, we expect our 2009 deployment activities to increase above the 2008 level, resulting in an increase of our year-over-year costs of revenues.
Research and Development Expenses
     The following table sets forth a year-over-year comparison of our research and development expenses:

				Variance		Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$ %		$ %
Total research and development expenses	$6,158,000	$5,322,000	$6,085,000	$836,000	16%	$(763,000)	(13%)
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other non-people costs associated with enhancing our existing products and services and developing new products and services. The increase in research and development expense in 2008 compared to 2007 was primarily attributable to (i) a $750,000 increase in salary and benefit expense resulting from an increase in average headcount and salary increases involving both product lines and (ii) a $150,000 increase in stock-based compensation expense, partially offset by decreases in various other non-people expenses associated with research and development activities. New development activities included those related to significant e-Prescribing enhancements to formulary and benefits presentation and prescriber workflow, as well as, the establishment of a United Kingdom based data center for our Email Encryption business to support customers of our OEM resellers.
     The decrease in research and development expenses in 2007 compared to 2006 was primarily attributable to (i) a $950,000 decrease in salary and benefit expense for individuals performing research and development activities due to a decrease in average headcount, primarily in the e-Prescribing product line, and (ii) a $100,000 increase in miscellaneous hardware and related software license fees paid to third party service providers, partially offset by decreases in various other non-people expenses associated with research and development activities
     We believe the continued investment in product development is crucial to attaining our strategic objectives and we expect that research and development costs will increase slightly during 2009, primarily, due to us realizing the full-year effect of our 2008 headcount increases, which took place throughout 2008.
Selling, General and Administrative Expenses
     The following table sets forth a year-over-year comparison of our selling, general and administrative expenses:

				Variance		Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%
Marketing expenses	$3,315,000	$3,423,000	$5,118,000	$(108,000)	(3%)	$(1,695,000)	(33%)
Sales expenses	8,846,000	9,016,000	9,876,000	(170,000)	(2%)	(860,000)	(9%)
General and administrative expenses	5,872,000	5,522,000	8,194,000	350,000	6%	(2,672,000)	(33%)

Total SG&A	$18,033,000	$17,961,000	$23,188,000	$72,000	—	$(5,227,000)	(23%)

     Marketing expenses consist primarily of salary, stock-based compensation and benefits for marketing personnel and costs associated with advertising and promotions. The decrease in marketing expenses during 2008 compared to 2007 reflected (i) a $126,000 decrease in salary and benefit expense for individuals performing marketing activities due to an average decrease in headcount, and (ii) a $137,000 reduction in investor relations expenses that were recognized in general and administrative expenses in 2008, partially offset by (i) a $117,000 increase in stock-based compensation expense and (ii) increases in various other expenses associated with marketing activities.
     Sales expenses consist primarily of salary, commissions, travel, stock-based compensation and benefits for sales personnel. The decrease in sales expenses during 2008 compared to 2007 reflected a $469,000 decrease in salary, commissions, and benefit expense for individuals performing sales activities due to a decrease in average headcount and commissions in the e-Prescribing and the Email Encryption enterprise sales groups. The Email Encryption enterprise sales group sells to larger customers, usually over 10,000 email encryption seats. This decrease was partially offset by (i) a $288,000 increase in stock-based compensation expense and (ii) increases in various other expenses related to sales activities.
     General and administrative expenses consist principally of salary, stock-based compensation and benefit costs for executive and administrative personnel, professional services and other general corporate activities. The increase in general and administrative expenses in 2008 compared to 2007 reflected (i) a $559,000 increase in stock-based compensation expense, and (ii) a $58,000 increase in travel expenses, partially offset by (i) a $256,000 decrease in professional fees and (ii) decreases in various other expenses associated with general and administrative activities.
     Selling, general and administration expenses decreased 23% for 2007 when compared to 2006. The general trend of reduced selling, general and administrative expenses began in 2005 and continued in 2006 and 2007 as we consolidated various marketing initiatives in 2005 from previously acquired companies, divested previously acquired companies, and concentrated our efforts to reduce overall spending. These efforts to reduce spending included the 2006 reduction in workforce and actions taken to lower non-people costs. These reductions were offset in part by the addition of share-based compensation costs related to employee and non-employee stock options in 2006 (see Note 4 to the consolidated financial statements).
     Total selling, general and administrative expenses for 2009 are expected to remain relatively flat compared to the 2008 levels.
Customer Deposit Forfeiture
     In 2007 and 2006, we recorded a $2,000,000 and a $1,000,000 reduction, respectively, of certain operating expenses. These amounts represent forfeitures of customer deposits in accordance with a Master Services Agreement, which was entered into at the time of the MyDocOnline acquisition (see Note 11 to the consolidated financial statements).
Asset Impairment Charge
     During 2006, we recorded impairment charges of $125,000 on fixed assets that were not being utilized and which had no perceived future value other than estimated market value.
Loss on Impairment of Operating Lease
     On April 11, 2007, we sublet our location in Mason, Ohio, which was no longer occupied by us. The term of the sublease agreement coincides with the original lease. We will continue to record rent expense throughout the sublease period which commenced in April 2007 in the amounts of $79,000, $107,000 and $90,000 for years 2007, 2008 and 2009, respectively. These expenses will be partially offset by the receipt of sublease payments totaling $32,000, $79,000, and $65,000 in years 2007, 2008, and 2009, respectively and recorded to other income. We received sublease payments of $32,000 in 2007 and $79,000 in 2008.
Interest Expense
     As we do not have any debt, we incurred no interest expense during 2008. Interest expense for 2007 was $171,000, consisting of $83,000 for stated interest on notes and $88,000 for related discount amortization. Interest expense for 2006 was $1,126,000, consisting of $205,000 for stated interest on notes, $789,000 for related discount amortization, $122,000 for financing cost amortization and $10,000 for warrants issued.
Investment and Other Income
     Investment and other income was $606,000, $640,000 and $925,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in 2008 versus 2007 was primarily driven by lower interest rates. The decrease in 2007 versus 2006 was primarily due to lower cash balances in 2007.

Gain on Valuation of Derivative Liabilities
     On April 5, 2006, we sold 9,930,000 shares of common stock and 5,958,000 warrants to various investors (see Note 13 to the consolidated financial statements). Due to certain terms included in the private placement and as explained in Note 13 to the consolidated financial statements, some elements of the transaction were recorded as derivative liabilities and were revalued each quarter with the change in value being recorded as a gain or loss on the consolidated statements of operations. For the year ended December 31, 2006, we recorded gains of $4,043,000 on the quarterly revaluation of the derivative liabilities.
     On December 21, 2006, the FASB issued Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” which caused the Company to prospectively adjust its accounting for the derivative liabilities relating to the 2006 private placement. Based on EITF 00-19-2, we reversed $4,029,000 of the gains originally recorded in the second and third quarters of 2006 through a cumulative adjustment to the September 30, 2006, accumulated deficit (see Note 13 to the consolidated financial statements).
Income Taxes
     Our Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. Two critical elements of our overall accounting for income taxes pertain to the valuation of our deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.”
     Effective at the beginning of the first quarter of 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
     Prior to the adoption of FIN 48, we had recorded a $327,000 tax contingency liability and that amount and the specifics therein have remained unchanged. As of December 31, 2008, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability was approximately $377,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate. See Note 18 to the consolidated financial statements for additional information.
     Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. At December 31, 2008, the Company continued to provide a full valuation allowance against most of our accumulated U.S. deferred tax assets of $111,994,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. Our total deferred tax asset not subject to a valuation allowance, is valued at $72,000, and consists of $48,000 for U.S. state income tax credits that are substantially certain of realization in 2009 because the underlying tax is not contingent on U.S. profitability and $24,000 for a Canadian deferred tax asset relating to temporary timing differences between GAAP and tax-related expense. If we begin to generate U.S. taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.

     Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower or higher than anticipated; by tax effects of nondeductible compensation; or by changes in tax laws, regulations, or accounting principles, including accounting for uncertain tax positions or interpretations thereof. Significant judgment is required to determine the recognition and measurement attribute prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income. U.S. tax authorities have completed their federal income tax examinations for year 2006. Canadian tax authorities have conducted no income tax examinations since our commencement of operations in 2002.
Net Loss
     We experienced net losses of $5,442,000, $8,102,000, and $19,508,000 in 2008, 2007, and 2006 respectively.
     The following table summarizes previously discussed in this MD&A unusual components included in the net loss for these three years.

	Year Ended December 31,
	2008	2007	2006
Unusual Items:
Customer deposit forfeiture	$—	$(2,000,000)	$(1,000,000)
Asset impairment charge	—	—	125,000
Loss on impairment of operating lease	—	100,000	—
Gain on derivatives	—	—	(4,043,000)
Loss on extinguishment of convertible debt	—	255,000	871,000

Total unusual items	$—	$(1,645,000)	$(4,047,000)

Liquidity and Capital Resources
Overview
     Based on our 2008 performance and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. However, we operate only two segments, one of which is still developing and emerging, which makes predicting future cash flows difficult. We plan for and measure our liquidity and capital resources through an annual budgeting process. At December 31, 2008, our cash and cash equivalents totaled $13.2 million and we did not have any debt.
     We operate two distinct business segments which are in different stages of their life cycle. Our Email Encryption segment is profitable and is growing in excess of 25% a year. Our e-Prescribing segment is generating significant losses while still in an emerging phase. Both are subscription businesses that share a common business model. First, the service is established and maintained, which requires a start-up cost and recurring fixed costs. Subscribers are then acquired and brought onto the service, which requires a variable acquisition cost of selling and marketing, installation and deployment. Subscribers are recruited with the goal of reaching a level of subscriber payments that exceed the fixed recurring service costs. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers is essential to operational cash flow.
     The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is our model of selling primarily three year contracts with the fees paid annually at the inception of each year of service. Although our Email segment is profitable and easier to predict, we continue to closely monitor developments in the e-Prescribing market and will adjust spending in this area commensurate with expected future returns.

     Company-wide, we have historically operated where our expenses were in excess of our customer revenues. During 2008, our cash flow from operations was positive for the first time in the history of Zix Corporation. This improvement was primarily driven from increased revenues while holding our costs relatively flat. We expect this trend to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.
Impact of Current Economic Crisis
     Multiple events during 2008, involving the financial sector of the global economy, have effectively restricted current liquidity within the capital markets throughout the U.S. and around the world. Despite efforts by U.S. treasury and banking regulators to provide liquidity to the financial sector, capital markets continue to remain constrained and volatile. We expect access to the capital markets to be restricted over the next twelve months and possibly longer should capital markets remain dysfunctional.
     Although we anticipate funding our operations internally, if we are unable to do so, our ability to raise funds in the capital markets may be restricted due to the current economic situation. As a result, our ability to raise capital at costs that are similar to market offerings in recent years will likely be limited.
Contractual Obligations
     We have total contractual obligations over the next year of $1,272,000 and $3,232,000 over the next three years consisting of various operating office lease agreements.
Sources and Uses of Cash

	Years Ended December 31,
	2008	2007	2006
Net cash provided by (used in) operations	$2,064,000	$(1,443,000)	$(16,678,000)
Net cash provided by (used in) investing activities	$493,000	$(3,155,000)	$3,914,000
Net cash provided by financing activities	$164,000	$2,339,000	$5,307,000
     For 2008, our primary source of liquidity from our operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the timing of payments to our vendors and service providers. Additionally, we benefited by $1,200,000 from the issuance of common stock to our employees in lieu of cash compensation. We do not expect to continue this practice in the future.
     Related to our investing activities, we utilized $1,200,000 to purchase various computing equipment primarily to satisfy customer contracts. Approximately half of these capital purchases were for computer servers for our Email segment, which are required to deliver our services. These purchases were offset by cash inflow from proceeds for an expiring $1,700,000 certificate of deposit.
     The cash provided from financing activities was reduced due to minimal activity from the exercise of warrants and stock options. Although we no longer have any debt, we have historically used a significant amount of cash to fund debt obligations. We do not expect such funding obligations in the immediate foreseeable future.
Liquidity Summary
     Based on our current 2009 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months. We have in the past expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the recent low price of the Company’s common stock. Should business results not occur as planned, we would first utilize our existing cash resources and would also consider altering our business plan to augment our cash flow position through cost reduction measures, sales of assets, or other such actions. There can be no assurance, however, that we would be successful in carrying out any of these measures should they become necessary.
Options and Warrants of ZixCorp Common Stock

     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of December 31, 2008. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in
	Outstanding	Outstanding	outstanding	Total Value of
Exercise Price Range	Shares	Shares	shares)	Vested Shares
$1.11 - $1.99	7,458,896	$11,426,000	6,313,394	$9,786,000
$2.00 - $3.49	4,967,306	14,846,000	4,785,013	14,296,000
$3.50 - $4.99	4,127,869	18,413,000	3,030,021	13,214,000
$5.00 - $5.99	600,354	3,048,000	600,354	3,048,000
$6.00 - $8.99	971,599	6,203,000	971,599	6,203,000
$9.00 - $19.99	1,116,570	11,965,000	1,116,570	11,965,000
$20.00 - $57.60	1,057,019	57,591,000	1,057,019	57,591,000

Total	20,299,613	$123,492,000	17,873,970	$116,103,000

Off-Balance Sheet Arrangements
     None.
Contractual Obligations and Contingent Liabilities and Commitments
     A summary of our fixed contractual obligations and commitments at December 31, 2008 is as follows:

	Payments Due by Period
	Total	< 1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$5,671,000	$1,272,000	$1,960,000	$1,774,000	$665,000
     We have severance agreements with certain employees which would require us to pay approximately $1,912,000 if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.
Recently Issued Accounting Standards
     The following recently issued accounting standards have been grouped by their required effective dates for the Company:
Adopted in 2008:
     SFAS 157 — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us in the first quarter of fiscal 2008. The adoption of SFAS 157 for financial assets and financial liabilities had no material impact on our results of operations or financial position in 2008.
     SFAS 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 was effective for us in the first quarter of fiscal 2008, and did not have a material impact on our results of operations or financial position.
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expressed the views of the staff regarding the use of the “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share options grants after December 31, 2007. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
     In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends both FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”, and FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, to require public entities to provide additional disclosures about transfers of financial assets and about their involvement with variable interest entities. This statement is effective for reporting periods that end after December 15, 2008. Our adoption of this statement had no impact on our consolidated financial statements or footnote disclosures.
To be Adopted in 2009:
     FSP 157-2 — In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009. We do not anticipate any material impact that SFAS 157 will have on our results of operations and financial position when it is applied to nonfinancial assets and nonfinancial liabilities.
     SFAS 141(R) and SFAS 160 — In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and noncontractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact that SFAS 141(R) and SFAS 160 will have on our results of operations and financial position.
     In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Asset.” More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not anticipate that the adoption of this statement will have any impact on its consolidated financial statements or footnote disclosures.
Beyond 2009:
     International Financial Reporting Standards (“IFRS”) — On August 27, 2008, the U.S. Securities and Exchange Commission (SEC) announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We will continue to monitor the development of the potential implementation of IFRS.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We do not believe that we face material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $13,273,000 and $12,283,000 at December 31, 2008 and 2007, respectively. We held no marketable securities as of December 31, 2008, and held $1,734,000 in marketable securities as of December 31, 2007.
     We have no outstanding debt as of December 31, 2008.
Item 8. Financial Statements and Supplementary Data
     The information required by this Item begins on page F-1 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 9A. Controls and Procedures
Effectiveness of Disclosure Controls and Procedure
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, they have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.
Management’s Annual Report on Internal Control Over Financial Reporting
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
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework”. Based on this assessment, we believe that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.
     Our internal control over financial reporting as of December 31, 2008, has been audited by Whitley Penn LLP,

an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls over Financial Reporting
     During the three months ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zix Corporation
We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 2, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ WHITLEY PENN LLP

Dallas, Texas
March 2, 2009

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Certain of the information required by this Item is incorporated by reference from the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee,” in our 2009 Proxy Statement.
     We have a code of ethics for our chief executive officer and senior financial officers. A copy of the code is available on our Website www.zixcorp.com under “Corporate Governance,” and will be provided free of charge upon request. Any waiver of the code of ethics with respect to our chief executive officer and senior financial officers will be publicly disclosed as required by applicable law and regulation, including by posting the waiver on our Website.
Item 11. Executive Compensation
     The information required by this Item, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” in our 2009 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference from the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information” in our 2009 Proxy Statement.
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence” in our 2009 Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated by reference from the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our 2009 Proxy Statement.
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

     (a)(3) Exhibits

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of Zix Corporation, dated February 4, 2009. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2009, and incorporated herein by reference.

4.1	—	Specimen certificate for common stock of Zix Corporation. Filed as Exhibit 4.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

4.2	—	Form of Warrant, dated June 24, 2003, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation (issued in connection with a $5.25 million financing in 2003). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.3	—	Warrant to purchase 166,667 shares of common stock of Zix Corporation re-issued to Iroquois Master Fund, Ltd., dated December 17, 2007, which was originally issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004 and filed as Exhibit 4.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.4	—	Warrant to purchase 108,964 shares of common stock of Zix Corporation re-issued to Iroquois Master Fund, Ltd., dated December 17, 2007, which was originally issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004 and filed as Exhibit 4.2 to Zix Corporation’s Report on Form 8-K dated December 29, 2006, and incorporated herein by reference.

4.5	—	Form of Common Stock Purchase Warrant, dated as of November 2, 2004, issued by Zix Corporation to Omicron Master Trust and Amulet Limited issued in connection with a $20 million convertible note financing in 2004). Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.6	—	Form of Amended and Restated Common Stock Purchase Warrant to purchase shares of Zix Corporation issued to Omicron Master Trust and Amulet Limited, dated as of July 22, 2005 (excluding exhibits) issued in connection with a $20 million convertible note financing in 2004). Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.7	—	Form of Warrant, dated August 9, 2005, to purchase shares of Common Stock of Zix Corporation (including appendices) (issued in connection with a $26.3 million private placement in 2005). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated August 9, 2005, and incorporated herein by reference.

4.8	—	Warrant, dated September 30, 2005, issued to Zix Corporation by MITEM Corporation and exercisable for 400,000 shares of common stock of MITEM Corporation issued in connection with the sale of the Dr. Chart assets in 2005. Filed as Exhibit 2.3 to Zix Corporation’s Current Report on Form 8-K, dated October 5, 2005, and incorporated herein by reference.

4.9	—	Form of Warrant, as of April 6, 2006, to purchase approximately 5.9 million shares of Common Stock of Zix Corporation (issued to various purchasers in connection with an $11.8 million private placement in 2006). Filed as Exhibit 4.2 to Zix Corporation’s Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

4.10	—	Warrant, dated February 22, 2007, to purchase 145,853 shares of Common Stock issued by Zix Corporation to sanofi-aventis, U.S. Inc. issued in connection with the exchange of a promissory note and issuance of a $1.6 million promissory note. Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

Exhibit
Number		Description
4.11	—	Registration Rights Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (issued in connection with the $5.75 million financing). Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.12	—	Registration Rights Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script, L.L.C. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated July 23, 2003, and incorporated herein by reference.

4.13	—	Registration Rights Agreement, dated January 30, 2004, by and among Zix Corporation, Aventis Inc., a Pennsylvania corporation, and Aventis Holdings Inc., a Delaware corporation. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

4.14	—	Form of Registration Rights Agreement, dated as of November 2, 2004, by and between Zix Corporation and the Investors named therein (issued in connection with a $20 million convertible note private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.15	—	Form of Amended and Restated Registration Rights Agreement by and between Zix Corporation and the Investors (excluding exhibits) (issued in connection with a $20 million convertible note private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.16	—	Securities Purchase Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (including schedules but excluding exhibits) in connection with a $5.75 million financing in 2003). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.
4.17	—	Securities Purchase Agreement, dated as of August 9, 2005, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (including schedules, appendices and exhibits) (issued in connection with a $26.3 million private placement in 2005). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K/A, dated October 21, 2005, and incorporated herein by reference.

4.18	—	Securities Purchase Agreement, dated as of April 4, 2006, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (in connection with an $11.8 million private placement in 2006). Filed as Exhibit 4.1 to Zix Corporation’s Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

4.19	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits) in connection with a $20 million convertible note financing in 2004). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.
4.20	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits) in connection with a restructuring of the $20 million convertible note financing in 2004. Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.21	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits) in connection with a $20 million convertible note financing in 2004. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.22	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits) in connection with a restructuring of the $20 million convertible note financing in 2004. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

Exhibit
Number		Description
10.1†	—	1990 Stock Option Plan of Zix Corporation (Amended and Restated as of September 1999). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

10.2†	—	1992 Stock Option Plan of Zix Corporation (Amended and Restated as of August 2000). Filed as Exhibit 10.2 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.3†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.4†	—	1996 Employee Stock Purchase Plan of Zix Corporation (Amended and Restated as of July 1, 2000). Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.5†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.6†	—	Zix Corporation 2001 Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.6 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.7†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.5 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.8†	—	Zix Corporation’s 2003 New Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.4 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.9†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.3 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.10†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.11†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.12†	—	Zix Corporation 2006 Directors’ Stock Option Plan (Amended and Restated as of June 7, 2007) Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.13†	—	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.2 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.14†	—	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.15†	—	Form of Stock Option Agreement (with “acceleration event” provision) for Zix Corporation Stock Option Plans and applicable to option agreements held by the Company’s chief executive officer and direct reports. Filed as Exhibit 10.17 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

Exhibit
Number		Description
10.16	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.17	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.18†	—	Stock Option Agreement, dated February 24, 2004, between Zix Corporation and Richard D. Spurr, covering 650,000 shares at $10.80 exercise price per share. Filed as Exhibit 10.15 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.19†	—	Stock Option Agreement, dated November 17, 2004, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $6.00 exercise price per share. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.20†	—	Stock Option Agreement, dated March 23, 2005, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $3.78 exercise price per share. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

10.21†	—	Stock Option Agreement, dated March 2, 2006, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $4.00 exercise price per share. Filed as Exhibit 10.25 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.22†	—	Stock Option Agreement, dated December 18, 2006, between Zix Corporation and Richard D. Spurr, covering 400,000 shares at $1.50 exercise price per share. Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.23†	—	Stock Option Agreement, dated December 20, 2007, between Zix Corporation and Richard D. Spurr, covering 400,000 shares at $4.87 exercise price per share. Filed as Exhibit 10.25 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.24†*	—	Stock Option Agreement, dated December 23, 2008, between Zix Corporation and Richard D. Spurr, covering 100,000 shares at $1.11 exercise price per share.

10.25†	—	Stock Option Agreement between Zix Corporation and Susan K. Conner covering 130,000 shares at $1.70 exercise price per share (grant date October 16, 2008). Filed as Exhibit 10.1 to Zix Corporation’s Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference.

10.26†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.27†*	—	Amended and Restated Severance Agreement, entered into as of December 18, 2008, between Zix Corporation and Richard D. Spurr (amended for I.R.C. 409A compliance purposes).

10.28†*	—	Amended and Restated Severance Agreement, entered into as of December 18, 2008, between Zix Corporation and Ronald A. Woessner (amended for I.R.C. 409A compliance purposes).

10.29†*	—	Amended and Restated Separation Pay Agreement, entered into as of December 18, 2008, between Zix Corporation and Susan K. Conner (amended for I.R.C. 409A compliance purposes).

10.30†*	—	Amended and Restated Severance Agreement, entered into as of December 30, 2008, between Zix Corporation and David J. Robertson (amended for I.R.C. 409A compliance purposes).

Exhibit
Number		Description
10.31†*	—	Form of Amended and Restated Separation Pay Agreement between Zix Corporation and certain executive officers (amended for I.R.C. 409A compliance purposes).

10.32†*	—	Form of Amended and Restated Severance Agreement between Zix Corporation and certain executive officers (amended for I.R.C. 409A compliance purposes).

10.33†	—	Description of Compensation for Members of Zix Corporation Board of Directors. Filed as Exhibit 10.38 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.34	—	Lease Agreement, dated December 29, 2003, between Zix Corporation and 7-Eleven, Inc. (excluding exhibits) (relating to Zix Corporation’s Dallas, Texas facilities). Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.35	—	Office Lease Agreement, dated February 28, 2005, between Gateway Rosewood, Inc. and Zix SCM, Inc. (relating to Zix Corporation’s Burlington, Massachusetts facility). Filed as Exhibit 10.26 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.36	—	Facilities Service Agreement, entered into as of June 25, 2003, by and between Collocation Solutions, LLC and Zix Corporation (excluding schedule and exhibit) (relating to Zix Corporation’s Austin, Texas data processing operations). Filed as Exhibit 10.33 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.37	—	Lease, dated March 9, 2004, between Duke Realty Ohio and PocketScript, Inc. (excluding exhibits) (relating to Zix Corporation’s Mason, Ohio facility and expiring October 2009). Filed as Exhibit 10.34 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.38*	—	Master Service Agreement, entered into October 1, 2008, between ZixCorp Global, Inc. and Equinix (UK) Limited (relating to Zix Corporation’s European Union encrypted email data processing operations).

10.39	—	Letter of Agreement dated September 12, 2006 between MITEM Corporation and Zix Corporation. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, and incorporated herein by reference.

21.1*	—	Subsidiaries of Zix Corporation.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

31.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Susan K. Conner, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Order and Final Judgment, United States District Court, Cause No. 3-04-CV-1931-K, Northern District of Texas, Dallas Division (dated June 16, 2008). Filed as Exhibit 99.1 to the Zix Corporation Current Report on Form 8-K, filed June 17, 2008, and incorporated herein by reference.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 2, 2009.

ZIX CORPORATION
By:	/s/ SUSAN K. CONNER
Susan K. Conner
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2008.

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
Director
(Paul E. Schlosberg)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zix Corporation
We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2009 expressed an unqualified opinion.
/s/ WHITLEY PENN LLP
Dallas, Texas
March 2, 2009

ZIX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,245,000	$10,524,000
Marketable securities	—	1,734,000
Receivables, net	476,000	1,119,000
Prepaid and other current assets	1,145,000	1,545,000

Total current assets	14,866,000	14,922,000
Restricted cash	28,000	25,000
Property and equipment, net	2,236,000	2,297,000
Goodwill	2,161,000	2,161,000
Deferred financing costs and other assets	66,000	69,000

Total assets	$19,357,000	$19,474,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$512,000	$231,000
Accrued expenses	2,404,000	3,064,000
Deferred revenue	14,960,000	12,606,000

Total current liabilities	17,876,000	15,901,000
Long-term liabilities:
Deferred revenue	2,484,000	3,497,000
Deferred rent	300,000	365,000

Total long-term liabilities	2,784,000	3,862,000

Total liabilities	20,660,000	19,763,000

Commitments and contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 65,646,663 issued and 63,319,482 outstanding in 2008 and 64,959,649 issued and 62,632,468 outstanding in 2007	656,000	650,000
Additional paid-in capital	333,608,000	329,186,000
Treasury stock, at cost; 2,327,181 common shares in 2008 and 2007	(11,507,000)	(11,507,000)
Accumulated deficit	(324,060,000)	(318,618,000)

Total stockholders’ deficit	(1,303,000)	(289,000)

Total liabilities and stockholders’ deficit	$19,357,000	$19,474,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
Revenues	$28,035,000	$24,114,000	$18,358,000
Cost of revenues	9,850,000	10,866,000	12,552,000

Gross margin	18,185,000	13,248,000	5,806,000

Research and development expenses	6,158,000	5,322,000	6,085,000
Selling, general and administrative expenses	18,033,000	17,961,000	23,188,000
Customer deposit forfeiture	—	(2,000,000)	(1,000,000)
Gain on sale of product lines	—	—	(53,000)
Asset impairment charge	—	—	125,000
Loss on impairment of operating lease	—	100,000	—

Operating loss	(6,006,000)	(8,135,000)	(22,539,000)

Other income (expense):
Investment and other income	606,000	640,000	925,000
Interest expense	—	(171,000)	(1,126,000)
Gain on derivatives (see Note 13)	—	—	4,043,000
Loss on extinguishment of convertible debt (see Note 12)	—	(255,000)	(871,000)

Total other income	606,000	214,000	2,971,000

Loss before income taxes	(5,400,000)	(7,921,000)	(19,568,000)
Income tax benefit (expense)	(42,000)	(181,000)	60,000

Net loss	$(5,442,000)	$(8,102,000)	$(19,508,000)

Basic and diluted loss per common share:	$(0.09)	$(0.13)	$(0.34)

Basic and diluted weighted average common shares outstanding	62,981,958	60,424,251	57,067,678

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders' Equity (Deficit)
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance, December 31, 2005	51,932,561	$519,000	$308,461,000	$(11,507,000)	$(287,076,000)	$10,397,000
Issuance of common stock and related warrants upon private investment (net of issuance costs)	9,930,000	100,000	4,648,000	—	—	4,748,000
Common stock issued to employees for compensation in lieu of cash	82,196	1,000	156,000	—	—	157,000
Common stock issued in lieu of cash for third-party services	21,263	—	30,000	—	—	30,000
Employee stock-based compensation costs	—	—	2,808,000	—	—	2,808,000
Valuation of additional warrants issued relating to the convertible promissory notes payable	—	—	50,000	—	—	50,000
Valuation of beneficial conversion feature in convertible promissory note resulting from the private placement of common stock	—	—	459,000	—	—	459,000
Valuation of additional anti-dilutive warrants issued upon private placement of common stock	—	—	74,000	—	—	74,000
Valuation of additional warrants issued upon retirement of convertible promissory note	—	—	6,000	—	—	6,000
Reversal of unamortized valuation of beneficial conversion feature upon retirement of convertible promissory note	—	—	(365,000)	—	—	(365,000)
Non-employee stock-based compensation	—	—	24,000	—	—	24,000
Cumulative effect of change in accounting principle (see Note 13)	—	—	5,979,000	—	(3,932,000)	2,047,000
Net loss	—	—	—	—	(19,508,000)	(19,508,000)

Balance, December 31, 2006	61,966,020	620,000	322,330,000	(11,507,000)	(310,516,000)	927,000
Issuance of common stock upon exercise of stock options	145,689	1,000	541,000	—	—	542,000
Issuance of common stock upon exercise of warrants	2,147,940	22,000	3,630,000	—	—	3,652,000
Issuance of common stock upon restructure of promissory note payable	700,000	7,000	1,386,000	—	—	1,393,000
Employee stock-based compensation costs	—	—	1,059,000	—	—	1,059,000
Non-employee stock-based compensation	—	—	205,000	—	—	205,000
Other	—	—	35,000	—	—	35,000
Net loss	—	—	—	—	(8,102,000)	(8,102,000)

Balance, December 31, 2007	64,959,649	650,000	329,186,000	(11,507,000)	(318,618,000)	(289,000)
Issuance of common stock upon exercise of stock options	67,342	1,000	163,000	—	—	164,000
Shares issued to employees in lieu of cash compensation	619,672	5,000	1,692,000	—	—	1,697,000
Employee stock-based compensation costs	—	—	2,498,000	—	—	2,498,000
Non-employee stock-based compensation	—	—	48,000	—	—	48,000
Other	—	—	21,000	—	—	21,000
Net loss	—	—	—	—	(5,442,000)	(5,442,000)

Balance, December 31, 2008	65,646,663	$656,000	$333,608,000	$(11,507,000)	$(324,060,000)	$(1,303,000)

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(5,442,000)	$(8,102,000)	$(19,508,000)
Non-cash items in net loss:
Depreciation and amortization	1,268,000	1,578,000	2,754,000
Amortization of debt discount/premium, financing costs, and other	—	88,000	910,000
Valuation of additional warrants issued upon cash payment of convertible debt	—	—	10,000
Common stock issued to employees and non-employees in lieu of cash	1,181,000	—	187,000
Loss on extinguishment of debt	—	255,000	871,000
Gain on derivative liabilities (see Note 13)	—	—	(4,043,000)
Asset impairment charge	—	—	125,000
Employee stock based compensation expense	2,498,000	1,059,000	2,808,000
Non-employee stock-based compensation	48,000	205,000	24,000
Customer deposit forfeiture (see Note 11)	—	(2,000,000)	(1,000,000)
Changes in deferred taxes	3,000	(33,000)	1,000
Gain on sale of product lines	—	—	(53,000)
Changes in operating assets and liabilities:
Accounts receivable	643,000	(373,000)	(597,000)
Prepaid and other assets	416,000	649,000	(9,000)
Accounts payable	296,000	(23,000)	(993,000)
Deferred revenue	1,341,000	5,219,000	2,536,000
Accrued and other liabilities	(188,000)	35,000	(701,000)

Net cash provided by (used in) operating activities	2,064,000	(1,443,000)	(16,678,000)
Investing activities:
Purchases of property and equipment	(1,238,000)	(1,431,000)	(1,239,000)
Purchases of marketable securities	1,734,000	(1,734,000)	—
Restricted cash investments, net	(3,000)	10,000	5,100,000
Proceeds from sale of product lines	—	—	53,000

Net cash provided by (used in) investing activities	493,000	(3,155,000)	3,914,000
Financing activities:
Proceeds from private placement of common stock (see Note 13)	—	—	11,817,000
Payment of expenses relating to private placement of common stock	—	—	(853,000)
Proceeds from exercise of stock options	164,000	542,000	—
Proceeds from exercise of warrants	—	3,652,000	—
Payment of short term note payable, capital lease, and other	—	(255,000)	(457,000)
Payment of premium on convertible debt	—	—	(200,000)
Payment of convertible debt	—	—	(5,000,000)
Payment of promissory note payable	—	(1,600,000)	—

Net cash provided by financing activities	164,000	2,339,000	5,307,000

Increase (decrease) in cash and cash equivalents	2,721,000	(2,259,000)	(7,457,000)
Cash and cash equivalents, beginning of year	10,524,000	12,783,000	20,240,000

Cash and cash equivalents, end of year	$13,245,000	$10,524,000	$12,783,000

See notes to consolidated financial statements.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Company Overview
     Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) operates two reporting segments, Email Encryption and e-Prescribing, which provide secure, Internet-based applications in a SaaS model. These applications connect, protect and deliver information in a secure manner, enabling the use of the Internet for applications requiring a high level of security in the healthcare, finance, insurance and government sectors.
2. Summary of Significant Accounting Policies
     Basis of Presentation — The accompanying consolidated financial statements include the accounts of all our wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.
     Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Our significant estimates include primarily those required in the valuation of impairment analysis of goodwill, property and equipment, revenue recognition, allowances for doubtful accounts, stock-based compensation, litigation accruals, valuation allowances for deferred tax assets and tax accruals. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.
     Certain Risks — Our e-Prescribing business is generating significant losses and negative cash flow while still operating as an emerging phase business.
     Cash Equivalents and Restricted Cash — Cash investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalents are considered restricted if we do not have direct, immediate access to the monies or our use is otherwise restricted by debt requirements or other agreements. Restricted cash can be classified as either a current or non-current asset based on the timing of the expiration of the restrictions.
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
     Valuation of Property and Equipment — The accounting policies and estimates relating to property and equipment are considered significant because of the potential impact that impairment, obsolescence, or change in an asset’s useful life could have on the Company’s operating results.
     We account for the valuation of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this standard we will record an impairment charge on the assets to be held and used when we determine based upon certain triggering events that the carrying value of property and equipment may not be recoverable based on expected undiscounted cash flows attributable to such assets.
     The amount of a potential impairment is determined by comparing the carrying amount of the asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated. There were no impairments relating to property and equipment in 2008.
     Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer and office equipment and software — three years; leasehold improvements — the shorter of five years or the lease term; and furniture and fixtures — five years.
     Goodwill — We account for the valuation of goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. We have intangible assets with definite lives subject to amortization, which became fully amortized in early 2007 following their costs being ratably amortized over their respective, estimated useful lives of three years. We have no intangible assets with indefinite lives not subject to amortization.
     Our goodwill totaled $2,161,000 or 11% of total assets at December 31, 2008 and 2007, which represents the remaining cost in excess of fair value of net assets acquired in the 2003 acquisition of Elron Software and its subsequent sale in 2005.
     Our goodwill is not being amortized, but we do evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. No impairment was recorded for any of the periods presented.
     Deferred Tax Assets — Two critical elements of our overall accounting for income taxes pertain to the valuation of our deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, and our adoption of the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes”, effective January 1, 2007.
     Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal income tax returns. At December 31, 2008, we continued to provide a full valuation allowance against most of our accumulated U.S. deferred tax assets of $111,994,000, reflecting our historical losses and the uncertainty of future taxable income. Our total deferred tax asset not subject to a valuation allowance, is valued at $72,000, and consists of $48,000 for U.S. state income tax credits that are substantially certain of realization in 2009 because the underlying tax is not contingent on U.S. profitability and $24,000 for a Canadian deferred tax asset relating to temporary timing differences between GAAP and tax-related expense. If we begin to generate U.S. taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Prior to the adoption of FIN 48, the Company had recorded a $327,000 tax contingency liability and that amount and the specifics therein have remained unchanged. As of December 31, 2008, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability, was approximately $377,000. Included in this balance are tax positions which, if recognized, would impact the Company’s effective tax rate.
     Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. For 2008 and 2007 we had no leases that qualified as capital leases. Lease renewal options which are “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. We have no renewal options which are “reasonably assured” of exercising as of December 31, 2008. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.
     Revenue Recognition — We must make significant management judgments and estimates to determine revenue to be recognized in an accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. These estimates affect the deferred revenue on our consolidated balance sheet and revenue on our consolidated statements of operations. Estimates regarding revenue affect all of our operating geographies.
     We apply the provisions of the EITF Abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, and other related pronouncements.
     We develop, market and support applications that connect, protect and deliver information in a secure manner. Our services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption and e-Prescribing subscription-based services, various transaction fees and related professional services. The majority of the revenues generated by us are through direct sales; however, our Email Encryption Service employs a combination of direct sales and a network of distributors and resellers.
     Under all product categories and distribution models, we recognize revenue after all of the following occur:
•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the price is fixed and determinable,

•	and collectability is reasonably assured.
     In the event the arrangement has multiple elements with delivered and undelivered elements, revenue for the delivered elements is recognized under the residual method only when VSOE exists to allocate the fair value of the total fees to the undelivered elements of the arrangement.
     When we are engaged in a complex product deployment, customer acceptance may have to occur before the transaction is considered complete. In this situation, no revenue is recognized until the customer accepts the product. Discounts provided to customers are recorded as reductions in revenue.
     Both the Email Encryption and the e-Prescribing Services are subscription-based services. Providing these services includes delivering subscribed-for-software and providing secure electronic communications and customer support throughout the subscription period. Our subscribers generally execute multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. Subscription fees received from customers are initially recorded as deferred revenue and then recognized as revenue ratably over the subscription period.
     Some of our services incorporate a transaction fee per event occurrence or when predetermined usage levels have been reached. These fees are recognized as revenue when the transaction occurs or when the predetermined usage levels have been achieved, and when the amounts are fixed and determinable.
     We do not offer stand alone services. Further, our services primarily include manufacturer provided warranty provisions. We had recorded no warranty expense in any of the presented periods.
     Customer Indemnification Guarantees — We offer our customers a general indemnification guarantee against any legal actions brought against them claiming that the customer’s use of the ZixCorp services or software infringe any third party patent or other third-party intellectual property rights, subject to certain conditions stated in the customer’s services agreement as long as the customer’s use of the service or software is in accordance with the ZixCorp contract. We have received an indemnity request from a customer of our Email Encryption products and services. The customer is requesting indemnity, including the costs of legal defense, against a patent infringement claim asserted by a patent holder against the customer (and dozens of other third parties who are not customers of our Company). We have evaluated the patent infringement claim and have advised the customer that we do not believe that the Company is obligated to provide indemnity in this instance. Nevertheless, there is no assurance that we will not ultimately incur any liabilities, which could potentially include defense costs or liability for patent infringement, in this regard. Other than this customer request, we have incurred no known liabilities relating to this protection and there are no provisions recorded as of December 31, 2008, or December 31, 2007.
     Deferred Cost of Revenue — These prepaid costs can be separated into two sub-categories and both are associated with certain e-Prescribing contracts whereby incurred costs are initially capitalized, then subsequently amortized ratably into cost of revenue and over the related service period in order to match-up with the associated revenues. At December 31, 2008, the balance included $197,000 of deferred costs associated with a single customer contract involving the development of custom software and services. The remaining balance consists of the cost of the handheld devices and related networking hardware and were $65,000 and $301,000 at December 31, 2008 and 2007, respectively.
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
     Costs for the development of new software solutions and substantial enhancements to existing software solutions are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. No research and development costs have been capitalized because we believe that technological feasibility is established concurrent with general release to customers.
     Advertising Expense — Advertising costs are expensed as incurred and totaled $411,000, $449,000, and $630,000 in 2008, 2007 and 2006 respectively.
     Stock Based Compensation — On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Our adoption was on a prospective basis with the straight-line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, we used the intrinsic value method to account for stock-based compensation plans under the provisions of APB 25. Our share-based awards are limited to stock options.
     SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees, directors or outside service providers based on the estimated fair value of the awards on the grant dates. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee, director or outside service provider is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). The standard also requires we estimate the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur.
     Earnings Per Share — Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Our basic and fully diluted earnings per share calculation are the same as the increased number of shares that would be included in the diluted calculation from assumed exercise of common stock equivalents would be anti-dilutive to the net loss in each of the years shown.
     Reclassifications — Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.
Recently Issued Accounting Standards
     The following recently issued accounting standards have been grouped by their required effective dates for the Company:
Adopted in 2008:
     SFAS 157 — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us in the first quarter of fiscal 2008. The adoption of SFAS 157 for financial assets and financial liabilities had no material impact on our results of operations or financial position in 2008.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. SFAS 159 was effective for us in the first quarter of fiscal 2008, and did not have a material impact on our results of operations or financial position.
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expressed the views of the staff regarding the use of the “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share options grants after December 31, 2007. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
     In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends both FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”, and FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51”, to require public entities to provide additional disclosures about transfers of financial assets and about their involvement with variable interest entities. This statement is effective for reporting periods that end after December 15, 2008. Our adoption of this statement had no impact on our consolidated financial statements or footnote disclosures.
To be adopted in 2009:
     FSP 157-2 — In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009. We do not anticipate any material impact that SFAS 157 will have on our results of operations and financial position when it is applied to nonfinancial assts and nonfinancial liabilities.
     In December 2007 the FASB issued SFAS 141 (revised 2007) “Business Combinations”, (“SFAS 141R”). SFAS 141R amends the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for our Company on January 1, 2009, and the Company will apply prospectively to all business combinations subsequent to the effective date.
     In December 2007 the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have any impact on its consolidated financial statements, absent any material business combinations.
     In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of this statement will have any impact on its consolidated financial statements or footnote disclosures.
Beyond 2009:
     International Financial Reporting Standards (“IFRS”) — On August 27, 2008, the U.S. Securities and Exchange Commission (SEC) announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We will continue to monitor the development of the potential implementation of IFRS.
3. Segment Information
     We have concluded that our business has two reportable segments: Email Encryption and e-Prescribing. The senior management team measures the performance of each segment and determines the related allocation of resources.
     To determine the allocation of resources the senior management team generally assesses the performance of each segment based on revenue, gross margin, and direct expenses which include research and development expenses and selling and marketing expenses that are directly attributable to the segments. Most assets and most corporate costs are not allocated to the segments and are not used to determine resource allocation. Any transactions that are considered a one-time occurrence or not likely to be repeated in future periods are excluded from senior management’s assessments. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.

     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment.

	Year Ended December 31,
	2008	2007	2006
Revenue:
Email Encryption	$22,604,000	$17,982,000	$14,094,000
e-Prescribing	5,431,000	6,132,000	4,264,000

Total revenues	28,035,000	24,114,000	18,358,000

Gross margin:
Email Encryption	18,499,000	13,621,000	8,727,000
e-Prescribing	(314,000)	(373,000)	(2,921,000)

Total gross margin	18,185,000	13,248,000	5,806,000

Direct costs:
Email Encryption	11,049,000	10,750,000	10,920,000
e-Prescribing	7,277,000	7,005,000	9,848,000

Total direct costs	18,326,000	17,755,000	20,768,000

Unallocated (expense) / income:
Marketing, general and administrative expense	(5,865,000)	(5,528,000)	(8,505,000)
Gain (loss) on sales of product lines	—	—	53,000
Asset impairment charge	—	—	(125,000)
Operating lease impairment charge	—	(100,000)	—
Customer deposit forfeiture	—	2,000,000	1,000,000
Gain on derivatives	—	—	4,043,000
Loss on extinguishment of debt	—	(255,000)	(871,000)
Investment and other income	606,000	640,000	925,000
Interest expense	—	(171,000)	(1,126,000)

Total unallocated expenses	(5,259,000)	(3,414,000)	(4,606,000)

Loss before income taxes	$(5,400,000)	$(7,921,000)	$(19,568,000)

Depreciation and amortization expense:
Email Encryption	$730,000	$963,000	$2,016,000
e-Prescribing	371,000	427,000	628,000
Unallocated	167,000	188,000	110,000

Total depreciation expense	$1,268,000	$1,578,000	$2,754,000

     Revenues from international customers and long-lived assets located outside of the U.S. are not material to the consolidated financial statements.
     As mentioned above, we do not allocate resources based on assets; however, for disclosure purposes total assets by segment are shown below. Assets reported under each segment include only those that provide a direct and exclusive benefit to that segment. Assets assigned to each segment include accounts receivable and related allowances, prepaid and other assets, certain property and equipment and related accumulated depreciation, goodwill, and intangible assets and related accumulated amortization. All other corporate and shared assets are recorded under “Corporate.”

	December 31,
	2008	2007
Total assets:
Email Encryption	$3,335,000	$3,730,000
e-Prescribing	664,000	1,272,000
Corporate	15,358,000	14,472,000

Total assets	$19,357,000	$19,474,000

4. Stock Options and Stock-based Employee Compensation
     Below is a summary of common stock options outstanding at December 31, 2008:

	Authorized	Options	Options	Available
	Shares	Outstanding	Vested	for Grant
Employee and Director Stock Option Plans:
1992 Stock Option Plan	450,000	64,666	64,666	—
1995 Long-term Incentive Plan	1,825,000	1,113,500	1,113,500	—
1996 Director’s Stock Option Plan	225,000	27,500	27,500	—
1999 Director’s Stock Option Plan	975,000	560,842	560,842	—
2001 Stock Option Plan	2,525,000	2,024,821	1,715,987	27,475
2001 Employee Stock Option Plan	300,000	236,257	143,005	6,062
2003 New Employee Stock Option Plan	500,000	282,694	131,694	189,300
2004 Stock Option Plan	5,000,000	4,065,178	2,486,984	862,656
2004 Director’s Stock Option Plan	300,000	246,042	245,208	—
2006 Director’s Stock Option Plan	1,100,000	642,867	349,338	457,133

Total employee and director stock option plans	13,200,000	9,264,367	6,838,724	1,542,626
Executive Stock Option Agreements:
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	650,000	—
Other executive stock option agreements	450,000	125,000	125,000	—

Total executive stock option agreements	1,100,000	775,000	775,000	—

Total	14,300,000	10,039,367	7,613,724	1,542,626

     Under all of our stock option plans, new shares are issued when options are exercised.
Employee and Director Stock Option Plans
     We have non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. The plans require the exercise price of options granted under these plans to equal or exceed the fair market value of the Company’s common stock on the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Employee options generally vest pro-rata and quarterly over three years. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. At December 31, 2008, 1,542,626 shares of common stock were available for future grants under our various stock option plans.
Executive Stock Option Agreements:
     Richard D. Spurr - In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received non-shareholder approved options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vested ratably on a quarterly basis through January 2007. At December 31, 2008, all 650,000 options were still outstanding. Mr. Spurr was appointed Chief Executive Officer in March 2005, and Chairman of the Board in February 2006.
     Other Executive Stock Option Agreements - In 2001 and 2002, non-shareholder approved options to purchase 450,000 shares of common stock were granted to key Company executives, which became fully vested in March 2005. At December 31, 2008, 125,000 of these options remain outstanding with an exercise price of $5.25 per share.
Other Stock Option Agreements:
     From time to time we may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At December 31, 2008, options outstanding to non-employees were 330,000, which were granted from employee stock option plans.
Accounting Treatment
     On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes the provisions of Accounting Principles Board

(“APB”) No. 25, “Accounting for Stock Issued to Employees”. Our adoption was on a prospective basis with the straight-line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, we used the intrinsic value method to account for stock-based compensation plans under the provisions of APB 25. Our share-based awards are limited to stock options
     SFAS 123(R) resulted in stock-based compensation expense of $2,498,000 and $1,059,000 for years ending December 31, 2008 and 2007, respectively. These amounts include (i) compensation expense related to stock options granted prior to January 1, 2006, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123(R), and (ii) compensation expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     For the twelve months ended December 31, 2008, 2007, and 2006, respectively, the total stock-based compensation expense was recorded to the following line items of our consolidated statement of operations:

	Year Ended December 31,
	2008	2007	2006
Cost of revenues	$304,000	$136,000	$177,000
Research and development expenses	255,000	106,000	127,000
Selling, general and administrative expenses	1,939,000	817,000	2,504,000

Stock-based compensation expense	$2,498,000	$1,059,000	$2,808,000

     In the third quarter of 2007, we recorded a total of $355,000 in credit adjustments in stock compensation expense which consisted principally of a prior-period adjustment of $282,000. The prior period adjustment related to the over-stated expense recorded in the fourth quarter of 2006. We determined the adjustment would have an immaterial effect to our consolidated financial statements for the respective twelve-month periods ended December 31, 2006 and 2007, based upon our qualitative and quantitative analysis relative to its materiality based upon the appropriate accounting guidance. The credit adjustment amounts recorded in the third quarter 2007 to cost of revenues, research and development expenses and selling, general and administrative expenses were $11,000, $6,000 and $265,000 respectively. The remaining credit adjustments related primarily to an interim period change in forfeiture rates.
     There were 67,342 stock options exercised for the twelve months ended December 31, 2008. As a result of these stock option exercises, there were $13,000 excess tax benefits recorded in 2008. For the comparative period in 2007, there were 145,689 stock option exercises, with no excess tax benefits recorded. A deferred tax asset totaling $746,000 and $349,000 resulting from stock-based compensation expenses, was recorded for the twelve months ended December 31, 2008 and 2007, respectively. The deferred tax asset for each year was fully reserved because of our historical net losses for our U.S. operations.
     As of December 31, 2008, there was $3,867,000 of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.01 years.
     We used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants made during 2008, 2007, and 2006. On January 1, 2006, we elected to use the “simplified” method per SEC Staff Accounting Bulletins No. 107 (“SAB 107”), “Share Based Payment”, to calculate the estimated life of options granted to employees. The use of the “simplified” method per SAB 107 was extended beyond December 31, 2007 in accordance with Staff Accounting Bulletin 110, “Share Based Payment”, issued on December 21, 2007, until such time when we have sufficient information to make more refined estimates on the estimated life of our options. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options.
     The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.57%	3.81%	4.59%
Expected option life (years)	5.8	5.8	5.8
Expected stock price volatility	78%	81%	93%
Expected dividend yield	—	—	—
Fair value of options granted	$1.71	$2.87	$1.03
     The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company.
Stock Option Activity
     The following is a summary of all stock option transactions for the three years ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Yrs)

Outstanding at January 1, 2006	7,595,415	$7.03
Granted at market price	15,000	$1.93
Granted above market price	3,968,486	$2.27
Cancelled or expired	(1,902,592)	$5.44
Exercised	—	$—

Outstanding at December 31, 2006	9,676,309	$5.38
Granted at market price	1,713,552	$4.00
Cancelled or expired	(1,705,459)	$5.39
Exercised	(145,689)	$3.72

Outstanding at December 31, 2007	9,538,713	$5.16
Granted at market price	923,220	$2.54
Cancelled or expired	(355,224)	$10.16
Exercised	(67,342)	$2.44

Outstanding at December 31, 2008	10,039,367	$4.76	6.47

Options exercisable at December 31, 2008	7,613,724	$5.32	5.74

     At December 31, 2008, we had 322,644 options outstanding and no options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $25,812 and zero, respectively. At December 31, 2007, the Company had 5,048,732 options outstanding and 2,969,656 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of those options was $9,966,545 and $4,641,449, respectively.
     The weighted average grant-date fair value of options granted during the year ended December 31, 2008, 2007 and 2006, was $1.71, $2.87 and $1.03, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007, was $108,000 and $141,000, respectively.
     Summarized information about stock options outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1. 11 - $1.99	2,630,210	7.92	$1.49	1,484,708	$1.55
$2.00 - $3.49	1,448,257	6.68	$2.87	1,265,964	$2.87
$3.50 - $4.99	3,298,692	7.07	$4.46	2,200,844	$4.32
$5.00 - $5.99	600,354	4.37	$5.08	600,354	$5.08
$6.00 - $8.99	804,932	4.90	$6.46	804,932	$6.46
$9.00 - $19.99	1,116,570	3.88	$10.72	1,116,570	$10.72
$20.00 - $57.60	140,352	1.00	$34.14	140,352	$34.14

	10,039,367	6.47	$4.76	7,613,724	$5.32

     There were 6,180,546 and 5,906,886 exercisable options at December 31, 2007 and 2006, respectively.
Reserved Common Stock
     At December 31, 2008, we held no shares of common stock in reserve for potential future grants in lieu of cash compensation to employees.
Common Stock Issued in Lieu of Cash
     We implemented in 2003 an equity compensation program whereby employees could be paid certain incentive compensation, such as commissions, with Company common stock rather than cash. At December 31, 2008, this program had an authorized number of shares to be issued of 1,600,000, all of which had been issued under the program. During the year ended December 31, 2008, there were 619,672 shares of common stock issued under the program. The weighted average fair value for the shares issued under the program was $2.83 per share. We valued this stock at the fair value on the date of issuance. During the year ended December 31, 2007, there were no unrestricted shares of common stock issued under the program. We incurred non-cash expense relating to common stock issued in lieu of cash consisting of the following:

	Year Ended December 31,
	2008	2007	2006
Common stock issued to employees for compensation in lieu of cash	$1,697,000	$—	$157,000
Stock issued to third parties	—	—	30,000

Total	$1,697,000	$—	$187,000

5. Supplemental Cash Flow Information
     Supplemental information relating to interest, taxes, and noncash activities:

	Year Ended December 31,
	2008	2007	2006
Cash interest paid	$—	$83,000	$265,000

Income tax payment (refund)	$53,000	$175,000	$(12,000)

Issuance of common stock and warrants related to the restructure of the prior promissory notes payable (see Note 12)	$—	$1,393,000	$—

Issuance of replacement promissory note payable (see Note 12)	$—	$1,474,000	$—

Payables related to purchases of assets	$51,000	$33,000	$99,000

Assets sold to customers as part of their subscription service	$16,000	$16,000	$45,000

Insurance premiums financed by short-term note payable	$—	$—	$279,000

Stock issued in lieu of accrued expenses (see Note 4)	$516,000	$—	$—

Valuation of additional anti-dilutive warrants issued upon private placement (see Note 14)	$—	$—	$130,000

Valuation of beneficial conversion feature resulting from restructure of convertible promissory notes payable (see Note 12)	$—	$—	$94,000

Accrued expenses relating to private placement common stock (see Note 13)	$20,000	$35,000	$55,000

Accumulated effect of adjustment resulting from change in accounting principle for previously recorded derivative (see Note 13)	$—	$—	$2,047,000

6. Receivables, net

	December 31,
	2008	2007
Gross accounts receivable	$3,682,000	$4,513,000
Allowance for returns and doubtful accounts	(37,000)	(66,000)
Unpaid portion of deferred revenue	(3,169,000)	(3,328,000)
Note receivable	488,000	488,000
Allowance for note receivable	(488,000)	(488,000)

Receivables, net	$476,000	$1,119,000

     The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectable based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.
     The reduction for deferred revenue represents future customer service or maintenance obligations which have been billed to customers, but remain unpaid as of the respective balance sheet dates. Deferred revenue on our consolidated balance sheets represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.
     The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540,000. This was fully reserved at the time of the sale as the note’s collectability was not assured. As the note receivable is fully reserved, any future principal payments received will be recorded as gains from the original sale of the product line.
7. Prepaid and other current assets

	December 31,
	2008	2007
Inventory	$86,000	$218,000
Deferred cost of sales charges	262,000	301,000
Prepaid insurance, maintenance and other	786,000	1,013,000
Tax-related	11,000	13,000

Prepaid and other current assets	$1,145,000	$1,545,000

8. Property and Equipment

	December 31,
	2008	2007
Computer and office equipment and software	$25,271,000	$26,042,000
Leasehold improvements	4,828,000	4,825,000
Furniture and fixtures	1,127,000	1,221,000

	31,226,000	32,088,000
Less accumulated depreciation and amortization	(28,990,000)	(29,791,000)

	$2,236,000	$2,297,000

     Our operations include depreciation and amortization expense related to property and equipment of $1,268,000, $1,555,000, and $2,218,000 in 2008, 2007, and 2006, respectfully.
     In 2007, we recorded the disposal of fixed assets resulting from a physical inventory of our assets which was performed in the second half of the year. As a result of this exercise, we wrote-off assets with a gross book value of $6,044,000 and net book value of $1,000. The assets were mainly computer and networking equipment used in our data center in Dallas that had been replaced by newer equipment. In 2006, the Company recorded impairment charges of $125,000 on fixed assets that were not being utilized and which had no perceived future value. The assets were recorded as part of the Email Encryption segment at the time of their impairment. However, the impairment charges were not allocated to the segments as they are not likely to be repeated.
9. Goodwill and Definite-Lived Intangible Assets
     At December 31, 2008 and 2007, we had goodwill totaling $2,161,000 related to our acquisition in 2003 and subsequent sale in 2005 of Elron Software. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There were no impairment indicators to the goodwill recorded as of December 31, 2008.
     At December 31, 2008 and 2007, our definite-lived intangible assets, all of which are subject to amortization, were comprised of developed technology, which resulted from the third quarter 2003 and the first quarter 2004 acquisitions of PocketScript and MyDocOnline, respectively, and reported as part of the e-Prescribing segment.

	December 31,
	2008	2007
Intangible asset cost	$2,034,000	$2,034,000
Accumulated amortization	(2,034,000)	(2,034,000)

Net intangible assets	$—	$—

     There was no amortization expense relating to definite-lived intangible assets for the year ended December 31, 2008. Amortization expense relating to definite-lived intangible assets totaled $23,000 and $536,000 for the years ended December 31, 2007 and 2006, respectively.
10. Accrued Expenses

	December 31,
	2008	2007
Employee compensation and benefits	$931,000	$1,292,000
Professional fees	407,000	606,000
Taxes	718,000	790,000
Other	348,000	376,000

Total accrued expenses	$2,404,000	$3,064,000

11. Customer Deposit
     A Master Services Agreement was entered into and executed with sanofi-aventis for $4,000,000 in January 2004 calling for our performance of various, undefined future services. Payment occurred at the time of the agreement’s execution. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services were to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered to other customers. If the future services were not defined or requested by sanofi-aventis by the dates listed above the deposit would be forfeited to us. Since our services to be provided to sanofi-aventis were not yet fully defined, the $4,000,000 payment was recorded as a customer deposit. We recorded forfeitures of $2,000,000 and $1,000,000 in 2007 and 2006, respectively, as a result of sanofi-aventis’ failure to define or request services as called for in the Master Services Agreement. These forfeiture amounts were recorded as a reduction of operating expense. We believe the forfeitures of the deposit were most likely associated with a change in strategic direction that came about as a result of a merger.
12. Notes Payable
     We did not have any debt activity during 2008 and our notes payable balance was zero for year the ended December 31, 2007. However, what follows is a discussion of various notes payable-related activities that took place during 2007 and/or 2006, which did impact our financial statements for the years 2007 and 2006.
Sanofi-aventis Promissory Note Payable
Payment Status - This note was paid in full in December 2007.
Original incurrence of debt —
•	Concurrent with our acquisition of MyDocOnline in January 2004, sanofi-aventis, U.S. Inc., loaned us $3,000,000 due March 15, 2007. The principal portion of the note was payable in either cash or shares of our common stock, based on the then-current value of such shares. Additionally, at sanofi-aventis’ discretion and after the $4,000,000 customer deposit from sanofi-aventis under the Master Services Agreement had been consumed (see Note 11), the principal portion of the note may have been paid in the form of additional services provided to sanofi-aventis by us. If sanofi-aventis chose not to have the note paid in the form of services, we would be required to pay the note in cash or stock at maturity, however, at an amount equal to 90% of the face amount of the loan, or $2,700,000, which we considered its minimum liability.

•	Concurrent with the issuance of the note payable to sanofi-aventis, we issued warrants to purchase 145,853 shares of our common stock at $13.01 per share. All of these warrants expired in early 2007. Based on relative fair values at the time of issuance, the loan proceeds were allocated to the note payable of $1,525,000 and to the warrants of $1,475,000 based on the relative fair values of the note payable and warrants. The resulting discount on the note payable of $1,175,000 on the minimum liability of $2,700,000 was amortized to interest expense over the three-year loan life to yield an effective interest rate of 11%.

Restructuring of the original debt —
•	In February 2007, we restructured the original debt by satisfying its obligations under the original note by means of (i) a prepayment on the original note in the form of 700,000 unrestricted shares of our common stock, and (ii) following such prepayment, the delivery to sanofi-aventis of a secured promissory note in the principal amount of $1,600,000 and the issuance of a five year warrant for 145,853 shares at an exercise price of $4.48 per share which replaced the warrant to purchase 145,853 shares of common stock that was issued on the date of the original transaction. The fair value of the warrants was calculated to be $126,000 and recorded as discount on the new note, while using the BSOPM. The $126,000 warrant value was to be amortized as interest expense over the life of the new note.

•	The new note was payable in eight quarterly installments of $200,000 each, with the first payment due in April 2008 and the final payment due in January 2010. The new note was fully secured by a letter of credit in favor of sanofi-aventis and bore interest at the rate of 5%. The value of the $1,678,000 letter of credit and corresponding restricted cash balance would be automatically reduced as we made periodic principal payments.

•	No additional consideration was given by or on behalf of sanofi-aventis or received by us in connection with the delivery of the 700,000 common stock shares in partial prepayment of the original note, and no consideration was given or received by us in exchange for the new note and the new warrant, other than the cancellation of the original note and the cancellation of a security agreement relating to the original note.

•	The two tables below illustrate the accounting treatment applied in 2007 to the restructuring of the indebtedness, which was handled as an extinguishment of the Original Note and the issuance of the New Note:

2007
Debt Extinguishment Determination:	Restructuring
Present value of new note payable	$1,474,000
Issuance of common stock (700,000 shares @ $1.81/share)	1,267,000
Black Scholes value of warrants issued	126,000
Paid fees & expenses	11,000

Total consideration given	$2,878,000
Loss on extinguishment of debt	(178,000)

Original note value	$2,700,000
Recording of New Note:
New note value	$1,600,000
Discount on note payable	(126,000)
Issuance of common stock (700,000 shares @ $0.01/share)	7,000
Additional paid in capital	1,260,000
Additional paid in warrants	126,000
Accrued expenses	11,000

Total consideration given	$2,878,000
Extinguishment of the restructured debt —
•	In December 2007, we paid in full the $1,600,000 principal amount, plus accrued interest owing under the new note. As a result of this early payment, we recorded a $77,000 loss on the extinguishment of debt, representing the unamortized balance of the discount on the new note. Further, sanofi-aventis surrendered the Letter of Credit instrument to the issuing bank, which in turn cancelled the Letter of Credit instrument and released the associated restriction on the $1,675,000 cash deposit. At December 31, 2007, the cash deposit remained invested in a one-year certificate of deposit investment instrument with a maturity date in early 2008 and was reported as current, marketable securities in our balance sheets. Upon the maturity of the certificate of deposit instrument, the principal amount, plus accrued interest was reclassified to cash and cash equivalents.
Convertible Promissory Notes Payable

Payment Status - These convertible promissory notes payable were retired in June 2006 when the then-remaining principal balance of $5,000,000 was paid.
Original incurrence of debt in 2004 -
     The original convertible promissory notes payable totaled $20,000,000 and involved us in November 2004 entering into purchase agreements with Omicron Master Trust (“Omicron”) and Amulet Limited (“Amulet”, together with Omicron, the “Investors”), in which we issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of our common stock at an exercise price of $6.00 a share. The warrants were all exercisable and expire November 2, 2009. At the time the notes were issued, our common stock had a fair value of $4.88 per share. We incurred approximately $1,598,000 of financing costs with this original issuance, which were deferred and amortized over the life of the notes using the effective interest method. Financing costs included the BSOPM value of warrants to purchase 166,667 shares of common stock at $6.00 per share which were issued to the brokers of the transaction.
Restructure of Original Debt and Payments made in 2005 -
     Events that occurred in 2005 following issuance of the original convertible promissory notes payable can be summarized as involving:
•	an executed amendment to restructure the original convertible promissory notes payable completed in April 2005

•	on-time principal payments in a combination of cash and stock totaling $10,000,000 commencing in May 2005, and

•	early extinguishment of 50% of the remaining outstanding balance or $5,000,000 in December 2005

•	with each of these events, there was the issuance of additional warrants — see Note 14 for details of outstanding warrants at December 31, 2008.
Payments in 2006 -
     In June 2006, we agreed with the remaining note holder on terms for early extinguishment of the remaining $5,000,000 convertible promissory note payable. Based on the terms of the early extinguishment agreement the following actions were taken:
•	We retired the full $5,000,000 convertible promissory notes payable using restricted cash and paid a $200,000 early payment premium plus accrued interest for a total payoff amount of $5,259,000.

•	Upon repayment of the convertible promissory note payable, we wrote off all unamortized discounts and deferred financing costs against the loss on extinguishment of debt. The total loss on extinguishment of debt was $871,000 and consisted of $200,000 for early payment premium, $449,000 for write-off of unamortized discount, $216,000, for write-off of unamortized financing costs and $6,000 for the value of warrants issued upon extinguishment.

•	Total interest expense relating to the convertible promissory notes payable was $671,000 for the year ended December 31, 2006.
13. April 2006 Private Placement of Common Stock
     On April 5, 2006, we sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock. The units were sold for a purchase price of $1.19 per unit. Total proceeds from the transaction were $11,817,000 (net proceeds to us were $10,964,000 after $853,000 of cash transaction costs). The net proceeds were used for working capital and general corporate purposes, including funding our business plan.
     The transaction resulted in our issuing 9,930,000 shares of common stock and 5,958,000 warrants to purchase our common stock. The warrants have a 66-month term and are exercisable at any time following the six-month anniversary of the closing of the transaction. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. If any of the 5,958,000 warrants issued to investors in this transaction are exercised at anytime, the underwriters will receive additional transaction fees totaling 1% of the proceeds received from the warrant exercise. There were no warrants exercised in 2008. During 2007, 1,545,000 warrants were exercised, generating cash proceeds of approximately $2,400,000 and fees payable to the underwriters of approximately $24,000.
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
     The stock purchase agreement required us to register the common stock issued and the common stock issuable upon exercise of the warrants. We filed a registration statement with the Securities and Exchange Commission (“SEC”) and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of March 2, 2009.
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

     Warrants issued to investors in the private placement — On the date of the transaction, we determined that the fair value of the warrants was $5,979,000 using the BSOPM and the following assumptions: 66-month life, risk-free interest rate of 4.79%, volatility of 93% and no dividends payable during the life of the warrants.
     Potential future payments to transaction underwriters — The potential future payments to transaction underwriters were valued at $59,000 on the date of the transaction calculating the present value of estimated future transaction fees payable using a discount rate of 10%.
     Warrants issued to underwriters — The 198,600 warrants issued to underwriters were an issuance cost of the private placement and were valued on the date of the transaction at $199,000 using the BSOPM and the following assumptions: 66-month life, risk-free interest rate of 4.79%, volatility of 93% and no dividends payable during the life of the warrants. The value of the warrants was recorded as additional paid-in capital on the date of the transaction.
     Common stock — After all the allocations described above were taken into account the residual unallocated portion of the net proceeds from the private placement of $10,909,000 of private placement proceeds is $4,549,000. Of this amount $100,000 is recorded as common stock and the remaining $4,449,000 recorded as additional paid-in capital.
     We originally accounted for the various components of the transaction in accordance with GAAP which was in effect at the time of the private placement and recorded the fair value of the warrants issued to investors in the private placement ($5,979,000), the fair value of the liquidated damages ($123,000) and the potential future payments to transaction underwriters ($60,000) as derivative liabilities (totaling $6,162,000). In the second and third quarters of 2006, these derivative liabilities were revalued to reflect their then-current fair value and any resulting gain or loss was recorded in the statement of operations. In the six months ended September 30, 2006, we recognized gains of $4,050,000 on revaluation of these derivative liabilities.

     On December 21, 2006, the FASB issued Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” which resulted in us prospectively adjusting our accounting for the derivative liabilities relating to the private placement. Under the new guidance the accounting for the components considered derivative liabilities changed in the following manner:
•	Warrants issued to investors in the private placement — The warrants issued to investors were no longer considered a derivative liability and the initial value of the warrants ($5,979,000) was reclassified to additional paid-in capital by reducing the derivative liability by $1,950,000 (the September 30, 2006, value after revaluation) and a cumulative adjustment to accumulated deficit of $4,029,000 (the cumulative gain recognized on the warrants in the second and third quarters of 2006).

•	Liquidated damages — The liquidated damages were no longer considered a derivative liability and the September 30, 2006, value of the liquidated damages ($97,000) was written-off through a cumulative adjustment to the September 30, 2006, accumulated deficit.

•	Potential future payments to transaction underwriters — The potential future payments to the transaction underwriters were considered a contingent liability in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and recorded as an accrued expense. This contingent liability is revalued each quarter with the change in valuation recorded as a gain or loss in the statement of operations. The total liability recorded is $47,000 and $51,000 at December 31, 2008 and 2007, respectively, and is included in accrued expense.
14. Equity Financing Arrangements and Related Warrants
Warrants Summary
     Below is a summary of warrant activity during 2008:

	December 31,				December 31,
	2007				2008
	Warrants	Warrants	Warrants	Warrants	Warrants	Exercise	Warrant
Warrant Grants:	Outstanding	Issued	Expired	Exercised	Outstanding	Price	Expiration
2006 private placement of common stock (See Note 13)	4,413,000	—	—	—	4,413,000	$1.54	Oct 2011
2005 private placement of common stock	3,231,974	—	—	—	3,231,974	3.04	Aug 2010
2005 private placement broker warrants	108,964	—	—	—	108,964	3.04	Aug 2010
2005 private placement agent warrants	178,111	—	—	—	178,111	3.04	Aug 2010
2004 private placement of convertible notes payable	1,099,010	—	—	—	1,099,010	4.47 -1.42	Nov 2009
2004 private placement broker warrants	166,667	—	—	—	166,667	6.00	Nov 2009
Additional warrants issued with cash payment of convertible promissory notes payable	174,558	—	(174,558)	—	—	4.47	Nov 2008
2002 private placement of equity securities	916,667	—	—	—	916,667	57.60	May 2010
Promissory note payable (see Note 12)	145,853	—	—	—	145,853	4.48	Jan 2012

Total	10,434,804	—	(174,558)	—	10,260,246

     The equity financing arrangements in which the warrants were included are explained below.
2006 Private Placement of Common Stock and Warrants
     On April 2006, we sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of our common stock, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock. The units were sold for a purchase price of $1.19 per unit. Total proceeds from the transaction were $11,817,000.

     The transaction resulted in our issuing 9,930,000 shares of common stock and 5,958,000 warrants to purchase our common stock. The warrants have a 66-month term and will be exercisable at any time following the six-month anniversary of the closing of the transaction. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. No warrants were exercised for the twelve months ended December 31, 2008. For the twelve months ended December 31, 2007, 1,545,000 warrants were exercised, generating cash proceeds of approximately $2,400,000.
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
     See Note 13 for additional disclosure relating to the 2006 private placement of common stock.
2005 Private Placement of Common Stock and Warrants
     In August, 2005, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) to issue and sell an aggregate of 10,503,862 units consisting of (i) one share of our common stock, par value $0.01 per share (the “Common Stock”), and (ii) a related warrant to purchase one-third of one share of Common Stock. The units were sold for a purchase price of $2.50 per unit, except in the case of units purchased by our officers and directors, which were sold at a purchase price of $2.99 per unit. Total proceeds from the private placement were $26,288,000 before transaction costs of $2,087,000. We used the net proceeds for working capital and general corporate purposes.
     Our officers and directors purchased 56,862 shares for $170,000 of the $26,288,000 total proceeds and received 18,764 warrants.
     All of the 3,231,974 warrants originally included in the private placement have a five-year term and are exercisable at any time following the six-month anniversary of the closing of the Purchase Agreement. The exercise price of the warrants is $3.04 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. No warrants were exercised for the twelve months ended December 31, 2008. For twelve months ended December 31, 2007, 234,300 warrants were exercised, generating cash proceeds of approximately $712,000.
     As part of their compensation for advising us during the transaction, the placement agent for the private placement received 178,111 five-year warrants at a purchase price of $3.04 per share, identical to those issued to the Purchasers. Because the Investors from the 2004 Private Placement of Convertible Notes Payable, described below, also participated in the private placement under their right of first refusal, the debt broker was issued 108,964 five-year warrants at a purchase price of $3.04 per share, identical to those issued to the Purchasers. None of these warrants were exercised as of December 31, 2008.
     The total warrants of 3,753,349 issued in connection with the 2005 private placement were valued at $7,938,000 using the BSOPM and were assigned a value of $5,202,000 based on their relative fair value with the common shares issued in the private placement, which was included in additional paid-in-capital.
2004 Private Placement of Convertible Notes Payable and Related Transactions
     As discussed in Note 12, in November 2004, we entered into purchase agreements with the Investors, in which we issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of our common stock at an exercise price of $6.00 a share, all of which were outstanding at December 31, 2008. Additionally, we issued warrants to purchase 166,667 shares of common stock at $6.00 per share to the brokers of the transaction. The warrants were immediately exercisable and will expire

November 2, 2009. The convertible promissory notes payable had certain anti-dilution clauses that would adjust the debt conversion and warrant pricing if we issued common stock below $6.00 per share. As a result of the 2005 Private Placement discussed above, the number of warrants originally granted under the convertible promissory notes on November 2, 2004 increased from 1,000,000 to 1,115,244 and the exercise price of those warrants decreased from $6.00 per share to $5.38 per share.
     In April 2005, we agreed to restructure the $20,000,000 convertible promissory notes payable and related warrants. Under the terms of the restructured notes, we had the ability to redeem the principal and accrued interest associated with the notes, as well as any corresponding prepayment fees, in our common stock based on the market price and trading volume during the redemption periods. Any principal redeemed at a price less than the then-current conversion price would cause a re-pricing of a pro rata share of the outstanding warrants held by the Investors to a price equal to the average market price of our common stock used for the redemption during the redemption period. In 2005, we redeemed a total of $8,049,000 of the convertible notes over four redemption periods using its common stock, which caused a repricing of 118,672, 87,442, 125,914, and 217,550 warrants of the original 1,000,000 warrants issued with the convertible notes payable to be re-priced to $2.15, $1.82, $1.69, and $1.44, respectively.
     In addition, per the restructured purchase agreements, any principal repayment made in cash prior to the original due date of the principal would cause the issuance to the Investors of certain redemption warrants, the number of which would be 70% of the shares the principal would have been converted into at the then-current conversion price. The price of the redemption warrants would be the conversion price and the expiration date would be the due date of the principal being repaid. In the fourth quarter of 2005, we repaid $6,951,000 of the convertible promissory notes in cash, which caused the issuance of a total of 795,590 warrants with an exercise price of $5.38. Of these warrants, 325,279 expired in November 2006, 325,279 expired in November 2007, and 145,032 expired in November 2008.
     In the first quarter 2006, we issued under the anti-dilution clauses of the amended notes an additional 51,054 warrants valued at $50,000 using the BSOPM and the exercise price on the warrants declined from $5.38 to $5.24. Of these warrants, 8,691 expired in November 2006, 8,691 expired in November 2007, 3,875 expired in November 2008, and 29,796 will expire in November 2009.
     In April 2006, we issued 9,930,000 shares of our common stock and 5,958,000 warrants to purchase the Company’s common stock to various investors in a private placement transaction (see “2006 Private Placement of Common Stock and Warrants” above). The private placement had the following impacts on the warrants relating to the convertible promissory notes payable:
•	Per anti-dilution terms included in the amended convertible promissory notes payable, we issued additional warrants to purchase 264,718 shares of common stock. These warrants expire on the following schedule: 57,529 expired in November 2006, 57,529 expired in November 2007, 25,651 expired in November 2008, and 124,009 will expire in November 2009.

•	The exercise prices of the warrants relating to the convertible promissory notes payable were reduced from a range of $1.44 to $5.24 to a range of $1.42 to $4.47.
     In June 2006, we agreed with the remaining holder of the Company convertible note on terms for early extinguishment of the remaining $5,000,000 convertible promissory note payable. In accordance with the terms of the note, we issued warrants to the note holder to purchase an additional 782,998 shares of common stock at $4.47 per share of which 391,499 of these warrants expired in November 2006 and the remaining 391,499 expired in November 2007.
     At December 31, 2005, as a result of the debt payment activity described above and the related warrants it created, we could have been required to issue 754,405 additional shares, through conversion of the notes or the exercising of outstanding warrants for shares of our common stock, than are allowed under the original note agreements creating a share deficiency situation. In April 2006, shareholders approved the requested additional shares and the share deficiency situation was eliminated.
     In June 2006, we paid the remaining convertible promissory note payable. See Note 12 for additional disclosure relating to the 2004 convertible promissory notes payable.

     During 2007, warrants totaling 170,040 and relating to the original 1,000,000 warrants were exercised. These exercised warrants consisted of 102,608 and 67,432 warrants with exercise prices of $1.42 and $1.62 per share, respectively. The combined equity contribution for these exercises was approximately $255,000.
2002 Private Placement of Equity Securities
     In 2000, we, through a private placement, received cash of $44,000,000 in exchange of 916,667 shares of common stock, ten-year warrants to purchase 916,667 shares of our common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of our common stock at $12.00 per share. At December 31, 2008, 916,667 of the ten-year warrants were outstanding and all four-year warrants have been exercised.
15. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, and because a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	2008	2007	2006
Stock options	10,039,367	9,538,713	9,676,309
Warrants issued in relation to debt and equity arrangements (see Note 14)	10,260,246	10,434,804	13,547,194
Shares issuable for conversion of convertible promissory notes payable	—	—	700,000

Total antidilutive securities excluded from EPS Calculation	20,299,613	19,973,517	23,923,503

     The 700,000 shares of common stock issued to sanofi-aventis as part of the restructuring arrangement and as discussed in Note 12 are shown in the chart above as follows:
•	For 2006, they are included in the shares issuable for conversion of the original convertible promissory notes payable.

•	For 2007, they are not included in the chart above because they are no longer part of the fully diluted share calculation, but rather, part of the total shares outstanding because of the issuance of the shares as part of the 2007 restructuring arrangement.
16. Significant Customers
     In 2008 and 2007, no single customer accounted for 10% or more of our revenues. In 2006, e-Prescribing customer, Blue Cross and Blue Shield of Massachusetts, Inc., accounted for approximately 13%, or $2,413,000 of total revenues. These revenues accounted for approximately 57% of e-Prescribing revenues for 2006. No other single customer accounted for 10% or more of our revenues in 2006.
17. Commitments and Contingencies
Leases and Debt
     We lease office facilities under non-cancelable operating lease agreements. Rent expense for these operating leases was $1,280,000, $1,397,000, and $1,438,000 in 2008, 2007, and 2006, respectively.
     A summary of our fixed contractual obligations and commitments at December 31, 2008 is as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$1,272,000	$992,000	$968,000	$887,000	$887,000	$665,000	$5,671,000

     These contractual obligations will be partially offset by the receipt of sublease payments totaling $65,000 in 2009 and recorded to other income.
Claims and Proceedings
     We are, from time to time, involved in various legal proceedings that arise in the ordinary course of business. We do not believe that the outcome of the legal proceedings in which we are currently a party, either individually or taken as a whole, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we cannot predict with certainty any eventual loss or range of possible loss related to such matters.
     We have received an indemnity request from a customer of our Email Encryption Service. The customer is requesting indemnity, including the costs of legal defense, against a patent infringement claim asserted by a patent holder against the customer (and dozens of other third parties who are not customers of ours). We have evaluated the patent infringement claim and have advised the customer that we do not believe that we are obligated to provide indemnity in this instance. Nevertheless, there is no assurance that we will not ultimately incur any liabilities, which could potentially include defense costs or liability for patent infringement, in this regard. See Item 1A. Risk Factors, “We may have to defend our rights in intellectual property that we use in our services, which could be disruptive and expensive to our business.”
     We have severance agreements as of December 31, 2008, with certain employees that would require us to pay approximately $1,912,000 if all such employees separated from employment with the Company following a change of control, as defined in the severance agreements.
18. Income Taxes
     Components of the income taxes related to continuing operations are as follows:

	2008	2007	2006
Current:
U.S.	$(111,000)	$—	$—
State	22,000	13,000	(24,000)
Foreign	139,000	197,000	(36,000)
Deferred
State	(48,000)	—	—
Foreign	40,000	(29,000)	—

	$42,000	$181,000	$(60,000)

     A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

	2008	2007	2006
Expected tax benefit at U.S. statutory rate	$(1,902,000)	$(2,723,000)	$(6,597,000)
Unbenefited U.S. losses, net	1,945,000	2,741,000	7,915,000
Nondeductible expense and nontaxable income	(43,000)	(17,000)	(1,326,000)
Refundable U.S. research credits	(111,000)	—	—
State income taxes	(26,000)	13,000	(24,000)
Foreign income taxes	179,000	168,000	(36,000)
Other	—	(1,000)	8,000

	$42,000	$181,000	$(60,000)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred income taxes as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Nondeductible reserves	$203,000	$643,000
U.S. net operating loss carryforwards	96,661,000	97,987,000
State net operating loss carryforwards	109,000	1,826,000
Tax credit carryforwards	5,692,000	3,347,000
Stock-based compensation	3,437,000	2,710,000

	2008	2007
Start-up costs	—	87,000
Intangible assets	3,296,000	3,576,000
Depreciable assets	1,474,000	1,947,000
Unrecognized gain on derivatives	16,000	—
Other assets	1,178,000	940,000

Total deferred tax assets	112,066,000	113,063,000
Less valuation allowance	(111,994,000)	(112,995,000)

Net deferred tax assets	72,000	68,000
Deferred tax liability:
Unrecognized gain on derivatives	—	(4,000)
Prepaid Interest	—	—

Net deferred income taxes	$72,000	$64,000

     The $72,000 and $64,000 net deferred income taxes for 2008 and 2007, respectively, are temporary timing differences relating to property and equipment held in Canada and state tax credits that are substantially certain of realization in 2009. Both assets are recorded in other assets.
     We have substantially reserved our U.S. net deferred tax assets in 2008, 2007 and 2006 due to the uncertainty of future taxable income. We have U.S. net operating loss carry-forwards of approximately $284,296,000 which begin to expire in 2019. In 2007, $57,292,000 of our total state net operating loss carry-forward was converted to a tax credit totaling $3,226,000. Our remaining net operating loss carry-forward of $9,301,000 will begin to expire in 2027. We also have tax credit carryforwards of approximately $3,289,000 consisting of business tax credits which begin to expire in 2009 and alternative minimum tax credits which do not expire. The net operating loss carryforwards include $16,183,000 resulting from the exercise of non-qualified stock options for which a tax benefit of $5,614,000 will be credited to additional paid-in capital when recognized.
     We have not concluded whether our current net operating loss carryforwards are subject to limitations due to ownership changes as defined by Section 382 of the Internal Revenue Code. As a result, utilization of all of a portion of our current net operating loss carryforwards may be subject to limitation. In addition, future ownership changes may limit the Company’s ability to fully utilize the net operating loss carryforwards against any future taxable income.
     We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes”, effective January 1, 2007. As of December 31, 2008, the gross amount of unrecognized tax benefits was approximately $377,000. Prior to the adoption of FIN 48, we had recorded a $327,000 tax contingency liability and that amount and the specifics therein have remained unchanged. Included in this balance are tax positions which, if recognized, would impact the Company’s effective tax rate.
     A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts during 2008 follows:

Unrecognized
Tax Benefits
under FIN 48
Balance at December 31, 2007	$327,000
Additions based on tax positions related to current year	50,000
Decreases based on tax positions related to current year	—
Additions based on tax positions related to prior years	—
Decreases based on tax positions related to prior years	—
Additions based on tax positions related to settlements	—
Decreases related to lapse of statute of limitations	—

Balance at end of December 31, 2008	$377,000

     We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense and selling, general and administrative expense, respectively. There was an insignificant amount of interest expense and penalties accrued or recognized related to income taxes for the years ended December 31, 2008 and 2007.
     We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2008, or during the prior three years applicable under FIN 48. We have determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to a three-year statute of limitations by major tax jurisdictions.
     The Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. U.S. tax authorities have completed their federal income tax examinations for year 2006. Canadian tax authorities have conducted no income tax examinations since our commencement of operations in Canada in 2002.
19. Employee Benefit Plan
     401(k) Plan — We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of our U.S. employees. Under the plan, contributions are voluntarily made by employees, and we may provide contributions based on the employees’ contributions. Our operating losses include $243,000, $190,000, and $153,000 in 2008, 2007, and 2006, respectively, for net contributions to this plan.
20. Quarterly Results of Operations (Unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	Quarter Ended
	March 31	June 30	September 30	December 31
2008
Revenues	$7,199,000	$6,958,000	$6,709,000	$7,169,000
Gross margin	4,619,000	4,416,000	4,326,000	4,824,000
Net loss	(1,704,000)	(1,350,000)	(1,509,000)	(879,000)
Basic and diluted net loss per common share	(0.03)	(0.02)	(0.02)	(0.01)
2007
Revenues	$5,387,000	$5,555,000	$6,191,000	$6,981,000
Gross margin	2,534,000	2,908,000	3,529,000	4,277,000
Net loss	(1,641,000)	(3,135,000)	(1,936,000)	(1,390,000)
Basic and diluted net loss per common share	(0.03)	(0.05)	(0.03)	(0.02)