Form 10-Q
period 2009-03-31
ZIX CORP
filed 2009-05-08
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, par value $0.01 per share	63,319,482

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,228,000	$13,245,000
Marketable securities	25,000	—
Receivables, net	706,000	476,000
Prepaid and other current assets	1,236,000	1,145,000

Total current assets	14,195,000	14,866,000
Restricted cash	—	28,000
Property and equipment, net	2,362,000	2,236,000
Goodwill	2,161,000	2,161,000
Other assets	58,000	66,000

Total assets	$18,776,000	$19,357,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,239,000	$512,000
Accrued expenses	2,297,000	2,404,000
Deferred revenue	14,201,000	14,960,000

Total current liabilities	17,737,000	17,876,000
Long-term liabilities:
Deferred revenue	2,764,000	2,484,000
Deferred rent	284,000	300,000

Total long-term liabilities	3,048,000	2,784,000

Total liabilities	20,785,000	20,660,000
Commitments and contingencies (see Note 8)
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 65,646,663 issued and 63,319,482 outstanding in 2009 and 2008	656,000	656,000
Additional paid-in capital	334,444,000	333,608,000
Treasury stock, at cost; 2,327,181 common shares in 2009 and 2008	(11,507,000)	(11,507,000)
Accumulated deficit	(325,602,000)	(324,060,000)

Total stockholders’ deficit	(2,009,000)	(1,303,000)

Total liabilities and stockholders’ deficit	$18,776,000	$19,357,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$7,256,000	$7,199,000
Cost of revenues	2,471,000	2,580,000

Gross profit	4,785,000	4,619,000

Operating expenses:
Research and development	1,731,000	1,545,000
Selling, general and administrative	4,644,000	4,817,000

Total operating expenses	6,375,000	6,362,000

Operating loss	(1,590,000)	(1,743,000)

Investment and other income	68,000	116,000

Loss before income taxes	(1,522,000)	(1,627,000)
Provision for income taxes	(20,000)	(77,000)

Net loss	$(1,542,000)	$(1,704,000)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Basic and diluted weighted average common shares outstanding	63,319,482	62,703,846

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Stockholders’ Deficit
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance, December 31, 2008	65,646,663	$656,000	$333,608,000	$(11,507,000)	$(324,060,000)	$(1,303,000)
Employee stock-based compensation costs	—	—	830,000	—	—	830,000
Non-employee stock-based compensation costs	—	—	6,000	—	—	6,000
Net loss	—	—	—	—	(1,542,000)	(1,542,000)

Balance, March 31, 2009	65,646,663	$656,000	$334,444,000	$(11,507,000)	$(325,602,000)	$(2,009,000)

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(1,542,000)	$(1,704,000)
Non-cash items in net loss:
Depreciation and amortization	319,000	328,000
Employee stock-based compensation costs	830,000	634,000
Non-employee stock-based compensation costs	6,000	22,000
Common stock issued to employees as compensation in lieu of cash	—	118,000
Changes in deferred taxes	8,000	3,000
Changes in operating assets and liabilities:
Receivables	(230,000)	187,000
Prepaid and other current assets	(91,000)	357,000
Accounts payable	426,000	88,000
Deferred revenue	(479,000)	(207,000)
Accrued and other liabilities	(123,000)	431,000

Net cash (used in) provided by operating activities	(876,000)	257,000
Investing activities:
Purchases of property and equipment	(144,000)	(71,000)
Restricted cash and marketable securities, net	3,000	1,734,000

Net cash (used in) provided by investing activities	(141,000)	1,663,000
Financing activities:
Proceeds from exercise of stock options	—	141,000

Net cash provided by financing activities	—	141,000

(Decrease) increase in cash and cash equivalents	(1,017,000)	2,061,000
Cash and cash equivalents, beginning of period	13,245,000	10,524,000

Cash and cash equivalents, end of period	$12,228,000	$12,585,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2008 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Standards and Pronouncements
     FSP 157-2 — In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009. Application of SFAS 157 did not have a material impact on our results of operations and financial position for the first quarter 2009.
     In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R amends the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for the Company on January 1, 2009, and the Company will apply prospectively to all business combinations subsequent to the effective date.
     In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate the adoption of this statement to have any impact on its consolidated financial statements, absent any material business combinations.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have any impact on the Company’s consolidated financial statements or footnote disclosures.
3. Segment Information
     We have concluded our business has two reportable segments: Email Encryption and e-Prescribing. The senior management team measures the performance of each segment and determines the related allocation of resources.
     To determine the allocation of resources, the senior management team generally assesses the performance of each segment based on revenue, gross profit, and direct expenses which include research and development expenses and selling and marketing expenses that are directly attributable to the segments. Most assets and most corporate costs are not allocated to the segments and are not used to determine resource allocation. Any transactions that are considered a one-time occurrence or not likely to be repeated in future periods are excluded from senior management’s assessments. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.

     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment.

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$6,242,000	$1,014,000	$—	$7,256,000	$5,289,000	$1,910,000	$—	$7,199,000
Cost of revenues	1,013,000	1,458,000	—	2,471,000	1,050,000	1,530,000	—	2,580,000

Gross profit/(loss)	5,229,000	(444,000)	—	4,785,000	4,239,000	380,000	—	4,619,000
Direct expenses	2,756,000	1,845,000	—	4,601,000	2,867,000	1,835,000	—	4,702,000

Segment contribution (loss)	2,473,000	(2,289,000)	—	184,000	1,372,000	(1,455,000)	—	(83,000)
Unallocated (expense)/income:
Selling, general and administrative expense	—	—	(1,774,000)	(1,774,000)	—	—	(1,660,000)	(1,660,000)
Investment and other income	—	—	68,000	68,000	—	—	116,000	116,000

Total	—	—	(1,706,000)	(1,706,000)	—	—	(1,544,000)	(1,544,000)

Income (loss) before income taxes	$2,473,000	$(2,289,000)	$(1,706,000)	$(1,522,000)	$1,372,000	$(1,455,000)	$(1,544,000)	$(1,627,000)

Depreciation and amortization expense	$192,000	$87,000	$40,000	$319,000	$188,000	$97,000	$43,000	$328,000

     Revenues from international customers and long lived assets outside of the United States (“U.S.”) are not material to the condensed consolidated financial statements.
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

	March 31, 2009	December 31, 2008
Total assets:
Email Encryption	$3,541,000	$3,335,000
e-Prescribing	795,000	664,000
Corporate	14,440,000	15,358,000

Total assets	$18,776,000	$19,357,000

4. Stock Options and Stock-based Employee Compensation
     As of March 31, 2009, there were 9,687,604 options outstanding and 1,489,773 available for grant. Of this amount, 1,099,125 options were available for grant to employees, non-director consultants and advisors, and 390,648 were available for grant to the Company’s directors. For the three-month period ended March 31, 2009, the total stock-based employee compensation expense was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$126,000	$79,000
Research and development	101,000	66,000
Selling, general and administrative	603,000	489,000

Stock-based compensation expense	$830,000	$634,000

     There were no stock options exercised for the three-month period ended March 31, 2009, and 57,784 options exercised in the comparable period in 2008. The excess tax benefit recorded in the three-month period ended March 31, 2009 and 2008 related to these option exercises was $0 and $16,000, respectively. A deferred tax asset totaling $257,000 and $199,000, resulting from stock-based compensation expense relating to the Company’s U.S. operations, was recorded for the three-month periods ended March 31, 2009 and 2008, respectively. These deferred tax assets were fully reserved because of the Company’s historical net losses for its U.S. operations. As of March 31, 2009, there was $3,329,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.92 years.

Stock Option Activity
The following is a summary of all stock option transactions for the three months ended March 31, 2009:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at December 31, 2008	10,039,367	$4.76
Granted at market price	108,480	$1.31
Cancelled or expired	(460,243)	$9.97
Exercised	—	$—

Outstanding at March 31, 2009	9,687,604	$4.47	6.52	$—

Options exercisable at March 31, 2009	7,645,262	$4.88	5.94	$—

     At March 31, 2009, we had no stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock.
     For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the audited consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2008.
5. Supplemental Cash Flow Information
     Supplemental cash flow information relating to taxes and non-cash activities:

	Three Months Ended March 31,
	2009	2008
Cash income tax payments	$110,000	$53,000
Non-cash investing and financing activities:
Assets sold to customers as part of their subscription service	—	$5,000
Stock issued in lieu of accrued expenses	—	$422,000
Payables related to purchases of fixed assets	$301,000	—
6. Receivables, net

	March 31,	December 31,
	2009	2008
Gross accounts receivable	$5,170,000	$3,682,000
Allowance for returns and doubtful accounts	(35,000)	(37,000)
Unpaid portion of deferred revenue	(4,429,000)	(3,169,000)

Receivables, net	$706,000	$476,000

     The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectible based on known information and a small general percentage for all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, that could potentially become uncollectible.
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

7. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the condensed consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, as a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	Three Months Ended March 31,
	2009	2008
Stock options	9,687,604	9,524,080
Warrants issued in relation to debt and equity arrangements	10,260,246	10,434,804

Total anti-dilutive securities excluded from EPS calculation	19,947,850	19,958,884

     We do not anticipate issuing stock, unless it is deemed appropriate to invest in significant growth opportunities.
8. Commitments and contingencies
Leases
     We lease office facilities under non-cancelable operating lease agreements. The following table summarizes our contractual cash obligations as of March 31, 2009:

	Payments Due by Period
	Total	1 Year	Years 2&3	Beyond 3 Years
Operating leases	$5,594,000	$1,229,000	$2,124,000	$2,241,000
     These contractual obligations will be partially offset by the receipt of sublease payments totaling $46,000 for the remainder of 2009. We have not entered into any material, non-cancelable purchase commitments at March 31, 2009.
Claims and Proceedings
     We are, from time to time, involved in various legal proceedings that arise in the ordinary course of business. We do not believe the outcome of the legal proceedings in which we are currently a party, either individually or taken as a whole, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we cannot predict with certainty any eventual loss or range of possible loss related to such matters.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, cash receipts, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” “objective,” and other similar expressions. Such forward-looking statements may be contained in the “Management Discussion and Analysis” section below, among other places.
     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We do not intend, and undertake no obligation, to update or revise any forward-looking statement, except as required by federal securities regulations.

Overview
     We are a leader in providing secure, Internet-based applications in a Software as a Service (“SaaS”) model. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We operate under two reporting segments, Email Encryption Service (“Email” or “Email Encryption”) and e-Prescribing Service (“e-Prescribing”) where we offer these services on a subscription basis to our customers who subscribe to use the services for a specified term.
     The business operations and service offerings are supported by the ZixData Center™, a network operations center dedicated to secure electronic transaction processing. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust™ certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SAS70 Type II report on the effectiveness of operational controls used over the audit period. The center is staffed 24 hours a day with a proven 99.99% reliability. Whether it is delivery of email, prescriptions or other sensitive information, we enable communications to be sent in a trusted, safe, and secure manner. This is our core competency and we believe it is a competitive advantage.
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
     We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our 2008 Form 10-K. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.
Results of Operations
First Quarter 2009 Summary of Operations
Financial
•	Revenue for the quarter ended March 31, 2009, was $7,256,000 compared with $7,199,000 for the same period in 2008 representing a 1% increase.

•	Gross profit for the quarter ended March 31, 2009, was $4,785,000 or 66% of revenues compared with $4,619,000 or 64% of revenues for the comparable period in 2008.

Email Encryption — gross profit was $5,229,000 or 84% of revenues compared with $4,239,000 or 80% of revenues for the comparable period in 2008.

e-Prescribing — gross loss was $444,000 or 44% of revenues compared with gross profit of $380,000 or a 20% of revenues for the comparable period in 2008.

•	Net loss for the quarter ended March 31, 2009 was $1,542,000 compared with a net loss of $1,704,000 in 2008.

•	Ending cash and cash equivalents were $12,228,000 on March 31, 2009 compared with $13,245,000 on December 31, 2008.
Operations
•	For the Email Encryption service, new first year orders (“NFYO” or “NFYOs”) for the quarter ended March 31, 2009, were $1,130,000 and customer contract renewals were 95% on a contract value basis.

•	We deployed approximately 350 new e-Prescribing devices to prescribers and reached approximately 2,500,000 electronic prescriptions transacted in the three-month period ended March 31, 2009 (12% higher than the same period in 2008).
     Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended		3-month Variance
	March 31,		2009 vs. 2008
	2009	2008	$	%
Email Encryption	$6,242,000	$5,289,000	953,000	18%
e-Prescribing	1,014,000	1,910,000	(896,000)	(47%)

Total revenues	$7,256,000	$7,199,000	57,000	1%

     The increase in Email Encryption revenue was due to the growth inherent in a successful subscription model with steady additions to the subscriber base coupled with a high rate of renewing existing customers. The decline in e-Prescribing revenue was driven primarily by fewer new prescriber deployments in 2008 and early 2009 compared with 2007, which led to a decline in deployment fees, a drop in fee revenue after reaching a contractual cap in one customer program, and a first quarter 2008 one-time revenue catch-up involving the achievement of deployment-related metrics for a single customer contract.
     Revenue Indicators — Backlog, Orders and Deployments
     Company-wide backlog — Our end-user order backlog totals $38,354,000 and is comprised of contractually bound agreements that we expect to fully amortize into revenue. As of March 31, 2009, the backlog was comprised of the following elements: $16,965,000 of deferred revenue that has been billed and paid, $4,429,000 billed but unpaid, and approximately $16,960,000 of unbilled contracts. The total backlog divided by segment was $35,599,000 for Email Encryption and $2,755,000 for e-Prescribing.
     Our backlog is recognized into revenue as the services are performed. Approximately 60% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     Email Encryption Orders — Total orders for Email Encryption were $7,399,000 and $8,700,000 for the three-month periods ended March 31, 2009 and 2008, respectively. Total orders include customer orders that management separates into three components for measurement purposes: contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $1,130,000 and $1,432,000 for the three months ended March 31, 2009 and 2008, respectively. We believe the softness in our NFYO’s was driven in large part by the slow economy, as well as competition.
     e-Prescribing — In e-Prescribing, we have built a prescriber base by contracting with a number of health insurance companies (“payors”) to pay for (i.e. “sponsor”) physicians in their network to receive the e-Prescribing Service at no charge to the prescriber for at least the first year of service. e-Prescribing revenue has declined, in part, due to the number of deployments falling to 840 deployments in the twelve months ended March 31, 2009, from 1,650 in the twelve months ended March 31, 2008. However, we have been successful during the past two quarters in signing additional contracts and at March 31, 2009, we have approximately 620 sponsored, but not-yet-deployed prescribers in our backlog. At our current deployment rates, we cannot achieve our objectives for the e-Prescribing business of becoming cash flow breakeven on a stand-alone basis in the near-term. Absent our signing any additional new contracts, we expect e-Prescribing revenues to remain relatively flat throughout 2009. Even if we do sign new contracts, revenues could remain flat because of the lead times between contract signing, physician recruitment and deployment, which are required for revenue recognition, could be three to six months. There can be no assurance we will be successful in expanding our current payor programs or contracting with new payors. If we are not successful in this effort and do not reduce the related operating expenses, then the e-Prescribing line of business will continue to consume cash, and revenues will decline beginning first quarter 2010.
     We expect our business model, particularly as it relates to our e-Prescribing deployments, to evolve into a longer pay-back period, i.e., our up-front investment in new deployments becoming subject to recoupment over a longer period of time than we have historically experienced. In light of the new MIPPA legislation, we have increased the list price for e-Prescribing renewals in 2009 to $720 annually, and we are also considering new ways to expand sources for initial deployment funding. Along with increasing prescriber sponsorships, future revenue growth is dependent on increasing utilization and retention by the sponsored physicians; renewing service contracts for active prescribers; and developing additional transaction-based and incremental service fees for new functionality.
     The level of active users represents the portion of the total deployed base that is using the service on a consistent basis, making it a key indicator for retention and future revenue opportunity. In recent quarters, an average of 70% to 75% of deployed prescribers have become active users. As of March 31, 2009, approximately 3,250 active prescribers were using our service, compared to approximately 3,350 at March 31, 2008. The reduction in the number of active prescribers resulted from attrition in the ordinary course of business, partially offset by newly deployed prescribers. We continue our efforts to identify solutions for improving the conversion rate of deployed users to active users and for lowering the attrition rate.
     A large clinic, which accounts for approximately 15% of our total active prescribers, has notified us that they will discontinue our e-Prescribing Service in 2009 as they complete their migration to a full electronic medical record solution. Based on the end date of their current service periods and due to the special pricing they receive, the revenue impact in calendar 2009 is expected to be approximately $20,000, while the annualized loss in revenue resulting from this event is estimated at approximately $150,000.
     We recognized $204,000 in total transaction and usage-based fees revenue in the quarter ended March 31, 2009, compared to $537,000 in the same period 2008. This decrease was due to our reaching an upper invoicing limit associated with the usage-based fees included in a single payor contract in the second quarter 2008. The Company currently earns transaction-based fees (or the equivalent) with two health care payors, having reached the contract expiration on such fees with a third payor during the first quarter 2009. Nonetheless, we will continue to pursue revenue opportunities from transaction fees from both new and existing customers. In most cases, there are multiple payors in each market and we believe that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, disease management enrollment, branding, and reporting.
     Other sources for transaction fee revenue include parties who benefit from a real-time, electronic connectivity with PocketScript users. For example, we currently have contracts under which we earn fees for sending prescriptions electronically to the pharmacies and for certain transactions involving mail order prescriptions. The number of prescriptions written using the PocketScript Service and transmitted through the ZixData Center™ has continued to grow, with approximately 2.5 million prescriptions transacted in the first quarter of 2009 versus approximately 2.2 million prescriptions in the comparable 2008 period.
     Recently enacted national healthcare legislation indicates interest on the part of the nation’s lawmakers for improving the healthcare system. Beginning with MIPPA in July 2008 and the more recently enacted American Recovery and Reinvestment Act of 2009, which includes a health IT component labeled the HITECH Act, our U.S. lawmakers have indicated that healthcare technology will play a key role in improving the nation’s healthcare system. Electronic prescribing is specifically listed in the 2009 legislation as part of a qualified electronic health record (“EHR”) system. As healthcare technologies’ role in the improvement of the nation’s healthcare system continues to evolve, we will continue to evaluate all aspects of our e-Prescribing business and the best way to capitalize on upcoming developments.
Cost of Revenues
     The following table sets forth a quarter-over-quarter comparison of the cost of revenues by product line.

	Three Months Ended		3-month Variance
	March 31,		2009 vs. 2008
	2009	2008	$	%
Email Encryption	$1,013,000	$1,050,000	(37,000)	(4%)
e-Prescribing	1,458,000	1,530,000	(72,000)	(5%)

Total cost of revenues	$2,471,000	$2,580,000	(109,000)	(4%)

     The cost of revenues improvement for the three-month period ended March 31, 2009 versus the three-month period ended March 31, 2008 resulted primarily from (i) a $64,000 decrease in salary and benefits for individuals performing deployment activities due to a decrease in average headcount, primarily in the e-Prescribing product line, and (ii) a $71,000 decrease in occupancy costs primarily related to telecommunication costs across both product lines, as well as other decreases in various non-people costs primarily associated with decreased deployments of our e-Prescribing product. These cost reductions were partially offset by a $47,000 increase in stock-based compensation expense.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. Accordingly, cost of revenues is relatively fixed in nature and is expected to grow at a much slower pace than revenue.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field prescriber recruiting team, a field deployment team, customer service and support, training and e-Prescribing device costs. In e-Prescribing, a greater proportion of total cost of revenues relates to prescriber recruiting and field deployment activities and device costs. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated to demand. Thus, an increase in our deployment activities will result in an increase in our year-over-year costs of revenues.

Research and Development Expenses
     The following table sets forth a quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended		3-month Variance
	March 31,		2009 vs. 2008
	2009	2008	$ %
Research and development	$1,731,000	$1,545,000	186,000	12%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other non-people costs associated with enhancing our existing products and services and developing new products and services. The increase in research and development expense in 2009 compared to 2008 was primarily attributable to (i) a $126,000 increase in salary and benefit expense resulting from an increase in average headcount and salary increases involving both product lines, (ii) a $36,000 increase in stock-based compensation expense and (iii) a $28,000 increase in IT services, partially offset by decreases in various other non-people expenses associated with research and development activities. New development activities were primarily those related to significant e-Prescribing enhancements to formulary and benefits presentation and prescriber workflow included in the latest release (i.e., version 6.9) of our e-Prescribing service. We also continued to make investments to strengthen our Email Encryption services which included work on a new customer-facing Encrypted Email reporting capability, a number of OEM-led international product capabilities and configuration options for our core product offerings as well as an upgrade of our Email Encryption audit software to significantly improve process efficiency and integrity.
     Selling, General and Administrative Expenses
     The following table sets forth a quarter-over-quarter comparison of our selling, general and administrative expenses:

	Three Months Ended		3-month Variance
	March 31,		2009 vs. 2008
	2009	2008	$ %
Selling, general and administrative	$4,644,000	$4,817,000	(173,000)	(4%)
     Selling, general and administrative expenses consist primarily of salary, stock-based compensation and benefit costs for marketing, selling, executive and administrative personnel as well as costs associated with advertising, promotions, professional services and general corporate activities. The decrease in SG&A expenses in the first quarter of 2009 compared to the same quarter in 2008 reflected (i) a $225,000 reduction across several spending categories including consulting, advertising, legal and audit fees and travel expenses and (ii) a $66,000 reduction in salary and benefit costs due to lower average headcount. These reductions were partially offset by (i) an increase of $99,000 in stock-based compensation expense and (ii) increases in various other expenses related to selling, general and administrative activities.
     Investment and Other Income
     Investment income was $68,000 and $116,000 for the quarters ended March 31, 2009 and 2008, respectively. The decrease was primarily due to slightly lower cash balances in 2009 and a drop in interest rates between periods.
     Provision for Income Taxes
     Provision for income taxes was $20,000 and $77,000 for the three-month periods ended March 31, 2009 and 2008, respectively. The operating losses incurred by the Company’s U.S. operations and the resulting net operating losses for U.S. Federal tax purposes are subject to a $112,214,000 reserve because of the uncertainty of future taxable income. As a result, our 2009 provision of $20,000 consists of taxes on our Canadian operation totaling $51,000, a small amount of state taxes based on gross revenues and a $35,000 refund for historical U.S. tax credits under certain provisions of the American Recovery and Reinvestment Act of 2009. The 2008 provision relates to taxes on our Canadian operation.
     We have adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). Accordingly, there was an insignificant amount of interest expense accrued or recognized related to income taxes for the three-month periods ended March 31, 2009 and 2008, respectively. There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended March 31, 2009. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

     Prior to the adoption of FIN 48, we had recorded a $327,000 tax contingency liability and that amount and the specifics therein have remained unchanged. As of March 31, 2009, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability was approximately $369,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
     As indicated earlier, the operating losses incurred by our U.S. operations and the resulting net operating losses for U.S. Federal tax purposes are subject to a reserve. Significant judgment is required in determining any reserve recorded against the deferred tax asset. In assessing the need for a reserve, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies.
     If we begin to generate U.S. taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of reserve no longer required. Reversal of all or a part of this reserve could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of our deferred tax assets will be realized. Additionally, deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, our ability to fully utilize the deferred tax assets, including net operating loss carry forwards, against future taxable income may be limited.
Liquidity and Capital Resources
Overview
     Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. However, we operate only two segments, one of which is still developing and emerging, which makes predicting future cash flows more difficult. We plan for and measure our liquidity and capital resources through an annual budgeting process. At March 31, 2009, our cash and cash equivalents totaled $12.2 million and we did not have any debt.
     We operate two distinct business segments which are in different stages of their life cycle. Our Email Encryption segment is profitable and its revenue is growing at approximately 25% a year. Our e-Prescribing segment is generating significant losses and consuming cash while still in an emerging phase. Both are subscription businesses that share a common business model. First, the service is established and maintained, which requires a start-up cost and recurring fixed costs. Subscribers are then acquired and brought onto the service, which requires variable acquisition costs related to recruitment, installation and deployment. Subscribers are recruited with the goal of reaching a level of subscriber payments that exceed the fixed recurring service costs. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers is essential to operational cash flow.
     The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is our model of selling primarily three year contracts with the fees paid annually at the inception of each year of service. Although our Email Encryption segment is profitable and easier to predict, we continue to closely monitor developments in the e-Prescribing market and expect to adjust spending in this area commensurate with expected financial performance.
     Cash and cash equivalents at March 31, 2009 were $12,228,000 down $1,017,000 from the December 31, 2008 balance, reflecting a timing difference in payments of $1,100,000 from two long-time customers expected in the first quarter 2009, but not received until the middle of April 2009. We consider the temporary decline in cash of $1,017,000 a normal part of the payment and receipt cycle. We believe we will end 2009 with at least as much cash as we ended 2008 and we continue to manage our overall cash flow in an effort to achieve breakeven or positive cash flow. We believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.
Impact of Current Economic Crisis
     Multiple events during 2008 involving the financial sector of the global economy have effectively restricted current liquidity within the capital markets throughout the U.S. and around the world. Despite efforts by U.S. treasury and banking regulators to provide liquidity to the financial sector, capital markets continue to remain constrained and volatile. We expect access to the capital markets to be restricted throughout 2009 and possibly longer should capital markets remain dysfunctional.

     Sources and Uses of Cash Summary

	Three Months Ended March 31,
	2009	2008
Net cash (used in) provided by operations	$(876,000)	$257,000
Net cash (used in) provided by investing activities	$(141,000)	$1,663,000
Net cash provided by financing activities	$—	$141,000
     For the first quarter of 2009, our primary source of liquidity from our operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the timing of payments to our vendors and service providers. As indicated above, $1,100,000 expected in the quarter was not received until the middle of April which had a negative impact on reported operating activities related to deferred revenue for the three-month period ended March 31, 2009. Additionally, in the first quarter of 2008, we benefited by $118,000 from the issuance of common stock to our employees in lieu of cash compensation. We did not continue this practice in 2009.
     Related to our investing activities in the first quarter of 2009, we utilized $144,000 to purchase various computing equipment primarily to satisfy customer contracts. Approximately 40% of these capital purchases were for computer servers for our Email Encryption segment, which are required to deliver our services. In first quarter 2008, purchases of $71,000 were offset by cash inflow from proceeds for a maturing $1,700,000 certificate of deposit.
     Cash provided from financing activities in the first quarter of 2008 resulted from the exercise of warrants and stock options. There was no such activity in the first quarter of 2009. Although we no longer have any debt, we have historically used a significant amount of cash to fund debt obligations. We do not expect such funding obligations in the immediate foreseeable future.
Liquidity Summary
     Based on our first quarter operating results and current 2009 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months. Consistent with our prior views, we continue to express a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the recent low price of the Company’s common stock. Should business results not occur as planned, we would first utilize our existing cash resources and would also consider altering our business plan to augment our cash flow position through cost reduction measures, sales of assets, or other such actions. There can be no assurance, however, that we would be successful in carrying out any of these measures should they become necessary.
Options and Warrants of ZixCorp Common Stock
     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that were outstanding as of March 31, 2009. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in	Total Value of
Exercise Price Range	Outstanding Shares	Outstanding Shares	Outstanding shares)	Vested Shares
$1.11 - $1.99	7,530,210	$2,549,000	6,492,412	$2,343,000
$2.00 - $3.49	4,963,892	8,933,000	4,889,145	8,812,000
$3.50 - $4.99	4,079,281	13,322,000	3,149,484	10,028,000
$5.00 - $5.99	549,260	2,138,000	549,260	2,138,000
$6.00 - $8.99	908,483	4,706,000	908,483	4,706,000
$9.00 - $19.99	890,381	8,668,000	890,381	8,668,000
$20.00 - $57.60	1,026,343	55,001,000	1,026,343	55,001,000

Total	19,947,850	$95,317,000	17,905,508	$91,696,000
Off-Balance Sheet Arrangements
     None.

Contractual Obligations, Contingent Liabilities and Commitments
     A summary of our fixed contractual obligations and commitments at March 31, 2009 is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$5,594,000	$1,229,000	$2,124,000	$2,241,000
     We have not entered into any material, non-cancelable purchase commitments at March 31, 2009.
     We have severance agreements with certain employees which would require the Company to pay approximately $1,912,000 if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Controls over Financial Reporting
     During the three months ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Note 8 to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.
ITEM 1A. Risk Factors
     See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The risk factors set forth below and in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In addition to the risk factors previously identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we replace the risk factors entitled “We could be affected by government regulation” with the following:
     We could be affected by government regulation. Exports of software solutions and services using encryption technology, such as our Email Encryption Service, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our Email Encryption Service to almost all countries, the list of countries to which our solutions and services cannot be exported could be revised in the future. Furthermore, some countries impose restrictions on the use of encryption solutions and services, such as ours. Failure to obtain the required governmental approvals would preclude the sale or use of our solutions and services in international markets and, therefore, harm our ability to grow sales through expansion into international markets. Our largest OEM partners do sell and distribute our Email Encryption Service in overseas markets.
     The American Recovery and Reinvestment Act of 2009 contains economic incentives for the adoption of health information technologies, including EHRs that contain an e-prescribing component. The availability of these incentives could increase our effort and expense to recruit new physicians to use our stand alone e-Prescribing Service. These economic incentives could favor competitors that offer EHRs that contain an e-prescribing component by fostering the adoption of such EHRs and thus decreasing our market opportunity. Furthermore, the Health Information Technology for Economic and Clinical Health (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009 amend certain privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In furtherance of these HITECH provisions, the Secretary of Health and Human Services has recently published preliminary regulatory guidance applicable to health care providers, health plans, health care clearinghouses and their business associates — all of whom are potential customers for our Email Encryption Service — about the security of personal health information (“PHI”) covered by the privacy and security provisions of HIPAA. Other proposed regulations in furtherance of these HITECH provisions are anticipated in the near-term.

     The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) provides for incentive payments to physicians who use e-prescribing and will only be paid to physicians that use an e-prescribing service that complies with specific certification standards. The Center for Medicare and Medicaid Services (“CMS”) has conferred on The Certification Commission for Healthcare Information Technology (“CCHIT”), a private not-for-profit organization, the responsibility to develop these standards. CCHIT has announced that it will promulgate these standards by mid-2009. MIPAA also mandates e-prescribing for Medicare prescriptions. While the existence of this mandate might potentially increase our active user rates and retention rates, there could be adverse effects, such as increased competition or a need for us to change the manner in which we recruit, deploy, and train our physician users.
     The federal government has also adopted regulations to create an exception to the prohibition on physicians’ referrals to healthcare entities with which they have financial relationships for certain electronic prescribing arrangements, codified at 42 C.F.R. §411.357(v), and an exception to the related federal healthcare anti-kickback rules for certain electronic prescribing arrangements, codified at 42 C.F.R. §1001.952. The purpose of the regulations is to encourage physicians to use electronic prescribing systems to create and deliver prescriptions to the pharmacy. The regulations seek to accomplish this purpose by creating certain safe harbors that are intended to encourage healthcare entities, such as health insurance companies and hospitals, to provide financial incentives to physicians to use electronic prescribing systems. These regulations, as they are interpreted and enforced over time, could provide other participants in the market a competitive advantage or could have currently unforeseen consequences that harm our business.
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
     Any or all of the foregoing could require us to incur significant costs, including costs to develop the functionalities and features that may be required as a consequence of the application of new standards, regulations, or certification requirements applicable to one or both of our lines of business. There is no assurance that we will achieve compliance with any new required standards, regulations, or certifications. New standards, regulations, or certification requirements could provide competitive advantage to other participants in our markets. There could be other currently unforeseen consequences of new standards, regulations, or certifications. These consequences could materially harm our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated February 4, 2009. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2009, and incorporated herein by reference.

10.1*	Lease, dated April 9, 2009, between ZixCorp Canada, Inc. and Zix Corporation and Elk Property Management Limited (relating to Zix Corporation’s Ottawa, Canada offices).

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Susan K. Conner, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Susan K. Conner, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIX CORPORATION
Date: May 8, 2009	By:	/s/ Susan K. Conner
Susan K. Conner
Chief Financial Officer