Form 10-Q
period 2009-06-30
ZIX CORP
filed 2009-08-05
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock, par value $0.01 per share	63,319,482

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,494,000	$13,245,000
Marketable securities	25,000	—
Receivables, net	628,000	476,000
Prepaid and other current assets	913,000	1,145,000

Total current assets	14,060,000	14,866,000
Restricted cash	—	28,000
Property and equipment, net	2,254,000	2,236,000
Goodwill	2,161,000	2,161,000
Other assets	309,000	66,000

Total assets	$18,784,000	$19,357,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,093,000	$512,000
Accrued expenses	3,029,000	2,404,000
Deferred revenue	14,537,000	14,960,000
License subscription note payable	121,000	—

Total current liabilities	18,780,000	17,876,000
Long-term liabilities:
Deferred revenue	2,888,000	2,484,000
License subscription note payable	250,000	—
Deferred rent	267,000	300,000

Total long-term liabilities	3,405,000	2,784,000

Total liabilities	22,185,000	20,660,000
Commitments and contingencies (see Note 9)
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 65,646,663 issued and 63,319,482 outstanding in 2009 and 2008	656,000	656,000
Additional paid-in capital	334,977,000	333,608,000
Treasury stock, at cost; 2,327,181 common shares in 2009 and 2008	(11,507,000)	(11,507,000)
Accumulated deficit	(327,527,000)	(324,060,000)

Total stockholders’ deficit	(3,401,000)	(1,303,000)

Total liabilities and stockholders’ deficit	$18,784,000	$19,357,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$7,371,000	$6,958,000	$14,627,000	$14,157,000
Cost of revenues	2,368,000	2,542,000	4,839,000	5,122,000

Gross profit	5,003,000	4,416,000	9,788,000	9,035,000

Operating expenses:
Research and development	1,747,000	1,381,000	3,478,000	2,926,000
Selling, general and administrative	5,228,000	4,607,000	9,872,000	9,424,000

Total operating expenses	6,975,000	5,988,000	13,350,000	12,350,000

Operating loss	(1,972,000)	(1,572,000)	(3,562,000)	(3,315,000)

Other income, net	73,000	222,000	141,000	338,000

Loss before income taxes	(1,899,000)	(1,350,000)	(3,421,000)	(2,977,000)
Provision for income taxes	(26,000)	—	(46,000)	(77,000)

Net loss	$(1,925,000)	$(1,350,000)	$(3,467,000)	$(3,054,000)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Basic and diluted weighted average common shares outstanding	63,319,482	62,903,431	63,319,482	62,803,638

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Stockholders’ Deficit
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, December 31, 2008	65,646,663	$656,000	$333,608,000	$(11,507,000)	$(324,060,000)	$(1,303,000)
Employee stock-based compensation costs	—	—	1,353,000	—	—	1,353,000
Non-employee stock-based compensation costs	—	—	16,000	—	—	16,000
Net loss	—	—	—	—	(3,467,000)	(3,467,000)

Balance, June 30, 2009	65,646,663	$656,000	$334,977,000	$(11,507,000)	$(327,527,000)	$(3,401,000)

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net loss	$(3,467,000)	$(3,054,000)
Non-cash items in net loss:
Depreciation and amortization	648,000	649,000
Employee stock-based compensation costs	1,353,000	1,265,000
Non-employee stock-based compensation costs	16,000	—
Common stock issued to employees as compensation in lieu of cash	—	576,000
Changes in deferred taxes	7,000	27,000
Changes in operating assets and liabilities:
Receivables	(152,000)	422,000
Prepaid and other current assets	374,000	220,000
Accounts payable	409,000	90,000
Deferred revenue	(19,000)	819,000
Accrued and other liabilities	592,000	129,000

Net cash (used in) provided by operating activities	(239,000)	1,143,000
Investing activities:
Purchases of property and equipment	(515,000)	(544,000)
Restricted cash and marketable securities, net	3,000	1,734,000

Net cash (used in) provided by investing activities	(512,000)	1,190,000
Financing activities:
Proceeds from exercise of stock options	—	150,000

Net cash provided by financing activities	—	150,000

(Decrease) increase in cash and cash equivalents	(751,000)	2,483,000
Cash and cash equivalents, beginning of period	13,245,000	10,524,000

Cash and cash equivalents, end of period	$12,494,000	$13,007,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2008 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for recognition or disclosure through August 5, 2009, which was the date we filed this Form 10-Q with the SEC.
2. Recent Accounting Standards and Pronouncements
     In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted this staff position upon its issuance, and it had no material impact on its consolidated financial statements. See Note 6 — “Fair Value Measurements” for these disclosures.
     In April 2009, FASB issued Statement of Financial Accounting Standards (“SFAS”) 165, "Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 was adopted for the quarter ending June 30, 2009. The adoption had no material impact on our consolidated financial statements. See Note 1 — “Basis of Presentation”.
     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter 2009. Application of SFAS 157 did not have a material impact on our results of operations and financial position upon adoption on January 1, 2009.
     In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R amends the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R was effective for the Company on January 1, 2009, and the Company will apply to all business combinations subsequent to the effective date.
     In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Adoption did not have a material impact on our consolidated financial statements.
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
3. Segment Information
     We have concluded our business has two reportable segments: Email Encryption and e-Prescribing. Our senior management team measures the performance of each segment and determines the related allocation of resources.
     To determine the allocation of resources, the senior management team generally assesses the performance of each segment based on revenue, gross profit, and direct expenses which include research and development expenses and selling and marketing expenses that are directly attributable to the segments. Most assets and most corporate costs are not allocated to the segments and are not used to determine resource allocation. Any transactions that are considered a one-time occurrence or not likely to be repeated in future periods are excluded from these assessments. The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.
     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment.

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$6,379,000	$992,000	$—	$7,371,000	$5,667,000	$1,291,000	$—	$6,958,000
Cost of revenues	1,088,000	1,280,000	—	2,368,000	1,059,000	1,483,000	—	2,542,000

Gross profit	5,291,000	(288,000)	—	5,003,000	4,608,000	(192,000)	—	4,416,000
Direct expenses	2,979,000	1,749,000	—	4,728,000	2,756,000	1,717,000	—	4,473,000

Segment contribution (loss)	2,312,000	(2,037,000)	—	275,000	1,852,000	(1,909,000)	—	(57,000)
Unallocated (expense) / Income:
Selling, general and administrative	—	—	(2,247,000)	(2,247,000)	—	—	(1,515,000)	(1,515,000)
Investment and other income	—	—	79,000	79,000	—	—	222,000	222,000
Interest expense	—	—	(6,000)	(6,000)	—	—	—	—

Total			(2,174,000)	(2,174,000)			(1,293,000)	(1,293,000)

Income (loss) before provision for income taxes	$2,312,000	$(2,037,000)	$(2,174,000)	$(1,899,000)	$1,852,000	$(1,909,000)	$(1,293,000)	$(1,350,000)

Depreciation expense	$193,000	$92,000	$44,000	$329,000	$182,000	$96,000	$43,000	$321,000

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$12,621,000	$2,006,000	$—	$14,627,000	$10,956,000	$3,201,000	$—	$14,157,000
Cost of revenues	2,101,000	2,738,000	—	4,839,000	2,109,000	3,013,000	—	5,122,000

Gross profit	10,520,000	(732,000)	—	9,788,000	8,847,000	188,000	—	9,035,000
Direct expenses	5,735,000	3,594,000	—	9,329,000	5,623,000	3,552,000	—	9,175,000

Segment contribution (loss)	4,785,000	(4,326,000)	—	459,000	3,224,000	(3,364,000)	—	(140,000)
Unallocated (expense) / Income:
Selling, general and administrative	—	—	(4,021,000)	(4,021,000)	—	—	(3,175,000)	(3,175,000)
Investment and other income	—	—	147,000	147,000	—	—	338,000	338,000
Interest expense	—	—	(6,000)	(6,000)	—	—	—	—

Total			(3,880,000)	(3,880,000)			(2,837,000)	(2,837,000)

Income (loss) before provision for income taxes	$4,785,000	$(4,326,000)	$(3,880,000)	$(3,421,000)	$3,224,000	$(3,364,000)	$(2,837,000)	$(2,977,000)

Depreciation expense	$385,000	$179,000	$84,000	$648,000	$370,000	$193,000	$86,000	$649,000

     Revenues from international customers and long lived assets outside of the United States (“U.S.”) are not material to the condensed consolidated financial statements.
     As mentioned above, the Company generally does not allocate resources based on assets; however, for disclosure purposes total assets by segment are shown below. Assets reported under each segment include only those that provide a direct and exclusive benefit to that segment. Assets assigned to each segment include accounts receivable and related allowances, prepaid and other assets, property and equipment and related accumulated depreciation, goodwill, and intangible assets and related accumulated amortization. All other corporate and shared assets are recorded under “Corporate.”

	June 30, 2009	December 31, 2008
Total assets:
Email Encryption	$3,662,000	$3,335,000
e-Prescribing	563,000	664,000
Corporate	14,559,000	15,358,000

Total assets	$18,784,000	$19,357,000

4. Stock Options and Stock-based Employee Compensation
     As of June 30, 2009, there were 9,661,326 options outstanding and 1,516,051 available for grant. Of this amount, 1,125,403 options were available for grant to employees, non-director consultants and advisors, and 390,648 were available for grant to the Company’s directors. For the three-month and six-month periods ended June 30, 2009, the total stock-based employee compensation expense was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009
Cost of revenues	$59,000	$185,000
Research and development	49,000	150,000
Selling, general and administrative	415,000	1,018,000

Stock-based compensation expense	$523,000	$1,353,000

     There were no stock options exercised for the three-month and six-month periods ended June 30, 2009, and 4,975 options exercised in the three-month period ended June 2008. The recorded excess tax benefit related to the comparable periods in 2009 and 2008 was $0 and $7,000, respectively. A deferred tax asset totaling $422,000 and $382,000, resulting from stock-based compensation expense relating to the Company’s U.S. operations, was recorded for the six-month periods ended June 30, 2009 and 2008, respectively. These deferred tax assets were fully reserved because of the Company’s historical net losses for its U.S. operations. As of June 30, 2009, there was $2,779,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.81 years.
     Stock Option Activity
The following is a summary of all stock option transactions for the three months ended June 30, 2009:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at March 31, 2009	9,687,604	$4.47
Granted at market price	3,000	$1.22
Cancelled or expired	(29,278)	$3.04
Exercised	—	$—

Outstanding at June 30, 2009	9,661,326	$4.48	6.23	$204,000

Options exercisable at June 30, 2009	7,997,462	$4.79	5.74	$66,000

     At June 30, 2009, we had 630,277 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock.
     For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the audited consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2008.
5. Supplemental Cash Flow Information
     Supplemental cash flow information relating to taxes and non-cash activities:

	Six Months Ended June 30,
	2009	2008
Cash income tax payments	$142,000	$84,000
Non-cash investing and financing activities:
Assets sold to customers as part of their subscription service	$2,000	$16,000
Stock issued in lieu of accrued expenses	$—	$422,000
Payables related to purchases of fixed assets	$153,000	$—
Issuance of license subscription note payable	$390,000	$—
Amounts reclassified from Notes payable to Accounts payable	$19,000	$—
6. Fair Value Measurements
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. We adopted this staff position upon its issuance, and it had no material impact on our consolidated financial statements because we believe the financial assets and liabilities as reported in the Company’s financial statements approximate their respective fair values.
7. Receivables, net

	June 30,	December 31,
	2009	2008
Gross accounts receivable	$5,219,000	$3,682,000
Allowance for returns and doubtful accounts	(43,000)	(37,000)
Unpaid portion of deferred revenue	(4,548,000)	(3,169,000)

Receivables, net	$628,000	$476,000

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
8. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the condensed consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, as a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	June 30,
	2009	2008
Stock options	9,661,326	9,567,891
Warrants issued in relation to debt and equity arrangements	10,260,246	10,434,804

Total anti-dilutive securities excluded from EPS calculation	19,921,572	20,002,695

     We do not anticipate issuing stock, unless it is deemed appropriate to invest in significant growth opportunities.

9. Commitments and contingencies
Leases
     We lease office facilities under non-cancelable operating lease agreements. The following table summarizes our contractual cash obligations as of June 30, 2009:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$5,277,000	$1,165,000	$2,116,000	$1,996,000
Debt (long-term and short-term)	419,000	148,000	271,000	—

Total	$5,696,000	$1,313,000	$2,387,000	$1,996,000
     Contractual lease obligations will be partially offset by the receipt of sublease payments totaling $26,000 for the remainder of 2009.
     In May 2009, we entered into a three year subscription agreement with Microsoft Financing for the right to use Microsoft licenses. This agreement was recorded as, “License subscription note payable” on our June 30, 2009 balance sheet. Over the three year subscription period which commenced in May 2009, we will incur approximately $443,000 of payments for principal and interest spread evenly over each month of the subscription period. We have not entered into any other material, non cancelable purchase commitments at June 30, 2009.
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
Overview
     We are a leader in providing secure, Internet-based applications in a Software as a Service (“SaaS”) model. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We operate under two reporting segments, Email Encryption Service (“Email” or “Email Encryption”) and e-Prescribing

Service (“e-Prescribing”) where we offer these services on a subscription basis to our customers who subscribe to use the services for a specified term. Specific to our e-Prescribing business, we announced on June 11, 2009 that we had retained Allen & Company LLC to assist our Board of Directors in investigating strategic alternatives (“Strategic Alternatives Review”) for maximizing value of this business segment. Refer to the section labeled, “Results of Operations” — “Revenue Indicators — Backlog, Orders, and Deployments” below for more information with respect to the Strategic Alternatives Review.
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
     We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, for the year ended December 31, 2009. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
Second Quarter 2009 Summary of Operations
Financial
•	Revenue for the quarter ended June 30, 2009, was $7,371,000 compared with $6,958,000 for the same period in 2008 representing a 6% increase.

•	Gross profit for the quarter ended June 30, 2009, was $5,003,000 or 68% of revenues compared with $4,416,000 or 63% of revenues for the comparable period in 2008.
Email Encryption — gross profit was $5,291,000 or 83% of revenues compared with $4,608,000 or 81% of revenues for the comparable period in 2008.
e-Prescribing — gross loss was $288,000 or 29% of revenues compared with gross loss of $192,000 or a 15% of revenues for the comparable period in 2008.
•	Net loss for the quarter ended June 30, 2009 was $1,925,000 compared with a net loss of $1,350,000 in 2008. Included in the loss for the quarter ended June 30, 2009 was approximately $600,000 of non-recurring severance costs and non-recurring expenses related to the Company’s strategic alternatives review of its e-Prescribing business segment.

•	Ending cash and cash equivalents were $12,494,000 on June 30, 2009 compared with $13,245,000 on December 31, 2008.
Operations
•	For the Email Encryption service, new first year orders (“NFYO” or “NFYOs”) for the quarter ended June 30, 2009, were $1,650,000 and customer contract renewals were 86% on a contract value basis. The renewal rate of 86% was lower than our historical rate of 93% to 95%. The factors driving the non-renewal generally fell into two categories: impact of the economy or competition. The economy has in many cases resulted in reduced IT budgets forcing customers either to cut back on the number of users or services they purchased or, in one instance that we know of, decide to do without an email encryption solution altogether. In other cases, competition was the primary driver which manifested itself either through lower prices or a desire to purchase bundled solutions that included anti-spam and anti-virus services.

•	We deployed approximately 325 new e-Prescribing devices to prescribers and reached approximately 2.5 million electronic prescriptions transacted in the three-month period ended June 30, 2009 (19% higher than the same period in 2008).
Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a period-over-period comparison of the Company’s revenues:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2009 vs. 2008		Six Months Ended, June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Email Encryption	$6,379,000	$5,667,000	$712,000	13%	$12,621,000	$10,956,000	$1,665,000	15%
e-Prescribing	992,000	1,291,000	(299,000)	(23%)	2,006,000	3,201,000	(1,195,000)	(37%)

Total revenues	$7,371,000	$6,958,000	$413,000	6%	$14,627,000	$14,157,000	$470,000	3%

     The increase in Email Encryption revenue was due to the growth inherent in a successful subscription model with steady additions to the subscriber base coupled with a high rate of renewing existing customers. The decline in e-Prescribing revenue was driven primarily by: (i) Fewer new prescriber deployments in 2008 and early 2009 compared with 2007, which led to a decline in deployment fees; (ii) a drop in transaction fee revenue after reaching a contractual cap in one customer program; and (iii) relative to the six-month comparison, a first quarter 2008 one-time revenue catch-up upon reaching certain required deployment-related metrics for a single customer contract.
Revenue Indicators — Backlog, Orders and Deployments
     Company-wide backlog — Our end-user order backlog totals $41,427,000 and is comprised of contractually bound agreements that we expect to fully amortize into revenue. As of June 30, 2009, the backlog was comprised of the following elements: $17,425,000 of deferred revenue that has been billed and paid, $4,548,000 billed but unpaid, and approximately $19,454,000 of unbilled contracts. The total backlog distributed by segment was $39,170,000 for Email Encryption and $2,257,000 for e-Prescribing.
     Our backlog is recognized into revenue as the services are performed. Approximately 60% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     Email Encryption Orders — Total orders for Email Encryption were $9,966,000 and $8,503,000 for the three-month periods ended June 30, 2009 and 2008, respectively. Total orders include customer orders that management separates into three components for measurement purposes: contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $1,650,000 and $1,375,000 for the three months ended June 30, 2009 and 2008, respectively. Regulatory compliance with specific measures including the expansion of HIPAA in the American Recovery and Reinvestment Act and new state laws led to strong demand for our services from new customers. Despite the lower renewal rate, we believe demand will remain strong in the next two quarters.
     e-Prescribing — On June 11, 2009, we announced that we had retained Allen & Company LLC to assist our Board of Directors in investigating strategic alternatives for maximizing the value of the Company’s e-Prescribing business. We continue with business as usual with respect to executing our existing contracts and providing services to our customers. In light of our announcement concerning the assessment of this business, we are no longer in negotiations for the large contract that we discussed previously, which was a contract with a national payor that could have increased our prescriber base significantly.
     With regard to the strategic review of our e-Prescribing business, we are looking at options to maximize the value of this business asset, ranging from ongoing involvement in the industry through a partnership or joint venture where we capitalize on our core competency to host prescription processing to completely exiting this business through a divestiture.
     e-Prescribing revenue has declined, in part, due to the number of deployments falling to approximately 1,000 deployments in the twelve months ended June 30, 2009, from approximately 1,250 in the twelve months ended June 30, 2008. We have approximately 400 sponsored, but not-yet-deployed prescribers in our backlog at June 30, 2009. At our current deployment rates, we cannot achieve our objectives for the e-Prescribing business of becoming cash flow breakeven on a stand-alone basis in the near-term. Absent our signing any additional new contracts, we expect e-Prescribing revenues to remain relatively flat throughout 2009. Even if we do sign new contracts, revenues could remain flat because of the lead times between contract signing, physician recruitment and deployment, which are required for revenue recognition, could be three to six months. There can be no assurance we will be successful in expanding our current payor programs or contracting with new payors. If we are not successful in this effort and do not reduce the related operating expenses, then the e-Prescribing line of business will continue to consume cash, and revenues will decline beginning first quarter 2010.
     The level of active users represents the portion of the total deployed base that is using the service on a consistent basis, making it a key indicator for retention and future revenue opportunity. In recent quarters, an average of 75% to 80% of deployed prescribers have become active users. As of June 30, 2009, approximately 3,350 active prescribers were using our service, compared to approximately 3,280 at June 30, 2008. The increase in the number of active prescribers resulted from the addition of newly deployed prescribers partially offset by attrition in the ordinary course of business.
     A large clinic, which accounts for approximately 15% of our total active prescribers, previously notified us that they would discontinue our e-Prescribing Service in 2009 as they completed their migration to a full electronic medical record solution and has begun to do so. Based on the end date of their current service periods and due to the special pricing they receive, the revenue impact in calendar 2009 is expected to be approximately $20,000, while the annualized loss in revenue resulting from this event is estimated at approximately $150,000.
     We recognized $137,000 in total transaction and usage-based fees revenue in the quarter ended June 30, 2009, compared to $308,000 in the same period 2008. This decrease was due to our reaching an upper invoicing limit associated with the usage-based fees included in a single payor contract in the second quarter 2008. The Company currently earns transaction-based fees (or the equivalent) with two health care payors. We continue to pursue revenue opportunities from transaction fees from existing customers. In most cases, there are multiple payors in each market and we believe that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, disease management enrollment, branding, and reporting.
     Other sources for transaction fee revenue include parties who benefit from a real-time, electronic connectivity with PocketScript users. For example, we currently have contracts under which we earn fees for sending prescriptions electronically to pharmacies and for certain transactions involving mail order prescriptions. The number of prescriptions written using the PocketScript Service and transmitted through the ZixData Center™ has continued to grow, with approximately 5 million prescriptions transacted in the first six months of 2009 versus approximately 4.4 million prescriptions in the comparable 2008 period.
     Recently enacted national healthcare legislation indicates interest on the part of the nation’s lawmakers for improving the healthcare system. Beginning with the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) in July 2008 and the more recently enacted American Recovery and Reinvestment Act of 2009, which includes a health IT component labeled the HITECH Act, U.S. lawmakers have indicated that healthcare technology will play a key role in improving the nation’s healthcare system. Electronic prescribing is specifically listed in the 2009 legislation as part of a qualified electronic health record (“EHR”) system. However, the ultimate EHR solution which will be eligible for Federal subsidized incentives is still being defined by the Federal Government which could introduce uncertainty relative to the solution. Accordingly, as healthcare technologies’ role in the improvement of the nation’s healthcare system continues to evolve, we are addressing through our strategic review, the time required and risk associated with the continued investment in this business. As we continue to evaluate all aspects of our e-Prescribing business and the best ways to capitalize on upcoming developments, we are looking at options to maximize the value of this business asset, ranging from ongoing involvement in the industry through partnership or joint venture to completely exiting this business through divestiture.
Cost of Revenues
     The following table sets forth a period-over-period comparison of the cost of revenues by product line.

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2009 vs. 2008		Six Months Ended, June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Email Encryption	$1,088,000	$1,059,000	$29,000	3%	$2,101,000	$2,109,000	$(8,000)	0%
e-Prescribing	1,280,000	1,483,000	(203,000)	(14%)	2,738,000	3,013,000	(275,000)	(9%)

Total cost of revenues	$2,368,000	$2,542,000	$(174,000)	(7%)	$4,839,000	$5,122,000	$(283,000)	(6%)

     The cost of revenues improvement for the three-month period ended June 30, 2009 versus the three-month period ended June 30, 2008 resulted primarily from (i) a $139,000 decrease in salary and benefits for individuals performing deployment activities due to a decrease in average headcount, primarily in the e-Prescribing product line, and (ii) a $22,000 decrease in travel expenses, as well as other decreases in various non-people costs primarily associated with decreased deployments and recruitments of our e-Prescribing product. The cost of revenues improvement for the six months ended June 30, 2009 compared to the same period in 2008, resulted primarily from (i) a $230,000 decrease in salary and benefits for individuals performing deployment activities due to a decrease in average headcount, primarily in the e-Prescribing product line, (ii) a $53,000 decrease in the cost of performing the annual audit to maintain AICPA SysTrust™ certification in the Company’s data center, and (iii) a $26,000 decrease in travel expenses, partially offset by increased stock based compensation expense.
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
Research and Development Expenses
     The following table sets forth a period-over-period comparison of our research and development expenses:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2009 vs. 2008		Six Months Ended, June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Research and development	$1,747,000	$1,381,000	$366,000	27%	$3,478,000	$2,926,000	$552,000	19%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and non-people costs associated with enhancing our existing products and services and developing new products and services. The increase in research and development expense for the three-month period ended June 30, 2009 compared to the same period in 2008 was primarily attributable to (i) a $324,000 increase in salary and benefit expense resulting from an increase in average headcount and salary increases involving both product lines, and (ii) a $28,000 increase in IT services, partially offset by decreases in various other non-people expenses associated with research and development activities.
     The increase in research and development expense for the six-month period ended June 30, 2009 compared to the same period in 2008 was primarily attributable to (i) a $450,000 increase in salary and benefit expense resulting from an increase in average headcount and salary increases involving both product lines, (ii) a $20,000 increase in stock-based compensation expense, and (iii) a $28,000 increase in IT services, plus other increases in various other non-people expenses associated with research and development activities primarily related to facility services and support.
     The three and six-month periods ended June 30, 2008, benefited from a one-time cost of revenue deferral of approximately $143,000 specific to an e-Prescribing customer contract.
     New and ongoing development activities in Email Encryption this second quarter included efforts toward further internationalizing our services, enhancing the portfolio feature set, design of new service environments for new partners, and improvement of customer provisioning efficiency. In e-Prescribing, the focus has been on delivery of workflow improvements for the prescription renewal and controlled substance prescribing processes as well as ramping of development activities to enable compliance with emerging CCHIT certification requirements.
Selling, General and Administrative Expenses
     The following table sets forth a period-over-period comparison of our selling, general and administrative expenses:

			3-month Variance				6-month Variance
	Three Months Ended, June 30,		2009 vs. 2008		Six Months Ended, June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Selling, general and administrative	$5,228,000	$4,607,000	$621,000	13%	$9,872,000	$9,424,000	$448,000	5%

     Selling, general and administrative expenses (“SG&A”) consist primarily of salary, stock-based compensation and benefit costs for marketing, selling, executive and administrative personnel as well as costs associated with, promotions, professional services and general corporate activities. The increase in SG&A expenses in the second quarter of 2009 compared to the same quarter in 2008 reflected (i) a $519,000 increase in salary and benefit expenses due primarily to non-recurring severance costs, (ii) a $75,000 increase resulting from professional services cost related to the Company’s strategic alternatives review of its e-Prescribing business and (iii) increase in legal fees largely offset by decreases across several spending categories including consulting, marketing, and travel expenses. The increase in SG&A expenses for the six month period ending June 30, 2009 compared to the same period in 2008 was due to severance costs and consulting fees associated with the Company’s strategic alternatives review of the e-Prescribing business partially offset by lower spending, primarily in travel and marketing.
Other Income, net
     Other income, net consists primarily of investment income. Investment income was $79,000 and $222,000 for the quarters ended June 30, 2009 and 2008, respectively. The decrease was primarily due to slightly lower cash balances in 2009 and a drop in interest rates between periods. Also included in the second quarter 2009 is interest expense of $6,000 which resulted from a third party note for a 36 month Microsoft license subscription. For the six month period ended June 30, 2009 versus the same period in 2008, Other income, net was $141,000 compared to $338,000. The decrease between periods resulted from a lower cash balance in 2009 plus lower interest rates.
Provision for Income Taxes
     Provision for income taxes was $26,000 and zero for the three-month periods ended June 30, 2009 and 2008, respectively and $46,000 and $77,000 for the six-month periods ended June 30, 2009 and 2008, respectively. The provision relates primarily to the Company’s state income taxes and Canadian Federal and Provincial tax liabilities. The operating losses incurred by the Company’s U.S. operations and the resulting net operating losses for U.S. Federal tax purposes are subject to a $112,734,000 reserve because of the uncertainty of future taxable income. As a result, our 2009 provision for the six-month period ending June 30, 2009 of $46,000 consists of taxes on our Canadian operation totaling $96,000, a small amount of state taxes based on gross revenues and a $56,000 refund for historical U.S. tax credits under certain provisions of the American Recovery and Reinvestment Act of 2009. The 2008 provision consisted of $67,000 for taxes on our Canadian operation and $10,000 for state taxes based on gross revenues.
     We have adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). Accordingly, there was an insignificant amount of interest expense accrued or recognized related to income taxes for the three-month and six-month periods ended June 30, 2009 and 2008, respectively. There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month and six-month periods ended June 30, 2009. We are currently subject to a three-year statute of limitations by major tax jurisdictions.
     Prior to the adoption of FIN 48, we had recorded a $327,000 tax contingency liability and that amount and the specifics therein have remained unchanged. As of June 30, 2009, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability was approximately $399,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
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
     When we begin to generate U.S. taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of reserve no longer required. Reversal of all or a part of this reserve could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of our deferred tax assets will be realized. Additionally, deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, our ability to fully utilize the deferred tax assets, including net operating loss carry forwards, against future taxable income may be limited.
Net Loss
     The Net loss for the second quarter 2009 of $1,925,000 increased $575,000 compared to the loss of $1,350,000 for the same period last year. Gross profit improvement of approximately $600,000 resulting from higher revenue and lower cost of revenue was offset by higher expenses in R&D and SG&A as well as a reduction in Other income. As referenced above, R&D expenses increased due primarily to increases in salaries and benefits and the impact of a non-recurring benefit in the prior year. Also, as previously noted, SG&A expense increased primarily due to non-recurring severance costs and professional service fees associated with the Company’s strategic review of its e-Prescribing business segment. Other income in the second quarter of 2009 was down compared to the same period in 2008 due primarily to a lower average cash balance and lower interest rates on invested capital between periods.
Liquidity and Capital Resources
Overview
     Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. However, we operate only two segments, one of which is still developing and emerging, and is now under review to evaluate future strategic alternatives, which makes predicting future cash flows more difficult. We plan for and measure our liquidity and capital resources through an annual budgeting process. At June 30, 2009, our cash and cash equivalents totaled $12.5 million. Our new debt consisted of a note related to a three-year subscription for Microsoft licenses to be paid on a monthly basis.
     We operate two distinct business segments which are in different stages of their life cycle. Our Email Encryption segment is profitable and its revenue is growing around the 20% mark. Our e-Prescribing segment is generating significant losses and consuming cash while still in an emerging phase. Both are subscription businesses that share a common business model. First, the service is established and maintained, which requires a start-up cost and recurring fixed costs. Subscribers are then acquired and brought onto the service, which requires variable acquisition costs related to recruitment, installation and deployment. Subscribers are recruited with the goal of reaching a level of subscriber payments that exceed the fixed recurring service costs. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers is essential to operational cash flow.
     The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is our model of selling primarily three year contracts with the fees paid annually at the inception of each year of service. Although our Email Encryption segment is profitable and easier to predict, we expect our e-Prescribing business to continue to consume cash, although at a somewhat slower pace due to recent cost reductions. As previously announced, this business segment is under review for potential strategic alternatives aimed at maximizing its value.
     Cash and cash equivalents at June 30, 2009 were $12,494,000 down $751,000 from the December 31, 2008 balance, due primarily to lower than anticipated collections for the Email Encryption business. Additionally, we made one-time cash payments totaling approximately $200,000 for severance and outside professional services. Relative to lower than anticipated collections, we have now seen for the past two quarters some impact on cash collections due to the slow economy with customers stretching out their payments to some extent. Nonetheless, we believe this decline in cash to be temporary and will be offset with new business or further costs reductions, or a combination of both later in 2009. We believe we will end 2009 with at least as much cash as we ended 2008 and we continue to manage our overall cash flow in an effort to achieve breakeven or positive cash flow. We believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.
Impact of Current Economic Environment
     Multiple events during 2008 involving the financial sector of the global economy have effectively restricted current liquidity within the capital markets throughout the U.S. and around the world. Despite efforts by U.S. treasury and banking regulators to provide liquidity to the financial sector, capital markets continue to remain constrained and volatile. Although we do not currently expect to seek funding in 2009, we do expect access to the capital markets for all borrowers to be restricted throughout 2009 and possibly longer should capital markets remain dysfunctional.
     Sources and Uses of Cash Summary

	Six Months Ended June 30,
	2009	2008
Net cash (used in) provided by operations	$(239,000)	$1,143,000
Net cash (used in) provided by investing activities	$(512,000)	$1,190,000
Net cash provided by financing activities	$—	$150,000

     For the first half of 2009, our primary source of liquidity from our operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the timing of payments to our vendors and service providers. Email Encryption cash collections were impacted by a lower renewal rate, lower up front payments on multi-year contracts, and lower first quarter 2009 NFYOs, as well as the slow down in customer payments possibly caused by economic conditions. Additionally, in the first and second quarters of 2008, we benefited by $576,000 from the issuance of common stock to our employees in lieu of cash compensation. We did not continue this practice in 2009.
     Related to our investing activities in the first six months of 2009, we utilized $515,000 to purchase various computing equipment primarily to satisfy customer contracts. Approximately 60% of these capital purchases were for computer servers for our Email Encryption segment, which are required to deliver our services. In the first six months of 2008, purchases of $544,000 were offset by cash inflow from proceeds for a maturing $1,734,000 certificate of deposit.
     Cash provided from financing activities in the first six months of 2008 resulted from the exercise of warrants and stock options. There was no such activity in the first six months of 2009. Our only debt is from a note for monthly subscription fees for Microsoft user licenses. We have historically used a significant amount of cash to fund debt obligations. We do not expect such funding obligations in the immediate foreseeable future.
Liquidity Summary
     Based on our first six months operating results and current 2009 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months. As previously announced, we have launched a strategic review of our e-Prescribing business segment, which is a significant user of cash. Consistent with our prior views, we continue to express a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the recent low price of the Company’s common stock. Should business results not occur as planned, we would first utilize our existing cash resources and would also consider altering our business plan to augment our cash flow position through cost reduction measures, sales of assets, or other such actions. There can be no assurance, however, that we would be successful in carrying out any of these measures should they become necessary.
Options and Warrants of ZixCorp Common Stock
     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that were outstanding as of June 30, 2009. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested
		Total Value	(included in	Total Value of
Exercise Price Range	Outstanding	Outstanding	Outstanding)	Vested
$1.11 - $1.99	7,519,819	$11,487,000	6,685,051	$10,322,000
$2.00 - $3.49	4,961,352	14,837,000	4,915,911	14,705,000
$3.50 - $4.99	4,065,934	18,114,000	3,282,279	14,376,000
$5.00 - $5.99	549,260	2,791,000	549,260	2,791,000
$6.00 - $8.99	908,483	5,786,000	908,483	5,786,000
$9.00 - $19.99	890,381	9,727,000	890,381	9,727,000
$20.00 - $57.60	1,026,343	56,222,000	1,026,343	56,222,000

Total	19,921,572	$118,964,000	18,257,708	$113,929,000
Off-Balance Sheet Arrangements
     None.

Contractual Obligations, Contingent Liabilities and Commitments
     A summary of our fixed contractual obligations and commitments at June 30, 2009 is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$5,277,000	$1,165,000	$2,116,000	$1,996,000
Debt (long-term and short-term)	419,000	148,000	271,000	—

Total	$5,696,000	$1,313,000	$2,387,000	$1,996,000
     In May 2009, we entered into a three year subscription agreement with Microsoft Financing for the right to use certain Microsoft licenses. This agreement was recorded as, “License subscription note payable” on our June 30, 2009 balance sheet. Over the three year subscription period which commenced in May 2009, we will incur approximately $443,000 of payments for principal and interest with payments spread evenly over each month of the subscription period. We have not entered into any other material, non cancelable purchase commitments at June 30, 2009.
     We have severance agreements with certain employees which would require the Company to pay approximately $1,462,000 if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements. During the second quarter 2009, the Company accrued approximately $338,000 for severance and expects to make the payment in the fourth quarter 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Controls over Financial Reporting
     During the three months ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Note 9 to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.
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

     The American Recovery and Reinvestment Act of 2009 contains economic incentives for the adoption of health information technologies, including EHRs that contain an e-prescribing component. The availability of these incentives could negatively impact market acceptance of our stand alone e-Prescribing Service. These economic incentives could favor competitors that offer EHRs that contain an e-prescribing component by fostering the adoption of such EHRs and thus decreasing our market opportunity. Furthermore, the Health Information Technology for Economic and Clinical Health (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009 amend certain privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In furtherance of these HITECH provisions, the Secretary of Health and Human Services has recently published preliminary regulatory guidance applicable to health care providers, health plans, health care clearinghouses and their business associates — all of whom are potential customers for our Email Encryption Service — about the security of personal health information (“PHI”) covered by the privacy and security provisions of HIPAA. Other proposed regulations in furtherance of these HITECH provisions are anticipated in the near-term.
     MIPPA provides for incentive payments to physicians who use e-prescribing and will only be paid to physicians that use an e-prescribing service that complies with certification standards not yet completely defined. The Certification Commission for Healthcare Information Technology (“CCHIT”), a private nonprofit organization that is a federally-recognized certifying body for EHRs, recently announced that it will also promulgate standards for standalone e-prescribing by mid-2009. The Company believes that the Center for Medicare and Medicaid Services (“CMS”) will ultimately adopt CCHIT’s standard for standalone e-prescribing as its official standard for compliance under MIPPA and is preparing to seek certification with CCHIT’s standard. There is no assurance that the Company will be successful in doing so. In 2012, CMS will begin to penalize physicians under MIPPA who are not e-prescribing Medicare prescriptions. While the prospect of this penalty might potentially increase our active user rates and retention rates, there could be adverse effects, such as increased competition or a need for us to change the manner in which we recruit, deploy, and train our physician users. In addition, the incentives and penalties for meaningful use of EHRs under the American Recovery and Reinvestment Act, which contains an e-prescribing component, are much greater than those under MIPPA, so physicians may also opt to adopt EHRs with an e-prescribing component rather than standalone e-prescribing systems such as PocketScript.
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
     Furthermore, boards of pharmacy in the various states in which our e-Prescribing business operates regulate the process by which physicians write prescriptions. While regulations in the states in which our e-Prescribing business currently operates generally permit the electronic writing of prescriptions, such regulations could be revised in the future. Moreover, regulations in states in which our e-Prescribing business does not currently operate may not be as favorable and may impede our ability to support business in these states.
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
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its Annual Meeting of Shareholders on June 4, 2009. See the Company’s Current Report on Form 8-K, dated June 4, 2009, for a description of the matters considered at the meeting and the voting results with respect to these matters.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated February 4, 2009. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2009, and incorporated herein by reference.

10.1	Lease, dated April 9, 2009, between ZixCorp Canada, Inc. and Zix Corporation and Elk Property Management Limited (relating to Zix Corporation’s Ottawa, Canada offices). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Susan K. Conner, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Susan K. Conner, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIX CORPORATION
Date: August 5, 2009	By:	/s/ Susan K. Conner
Susan K. Conner
Chief Financial Officer