Form 10-Q
period 2009-09-30
ZIX CORP
filed 2009-11-04
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009

Common Stock, par value $0.01 per share	63,650,997

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,392,000	$13,245,000
Marketable securities	25,000	—
Receivables, net	681,000	476,000
Prepaid and other current assets	1,065,000	1,145,000

Total current assets	14,163,000	14,866,000
Restricted cash	—	28,000
Property and equipment, net	2,333,000	2,236,000
Goodwill	2,161,000	2,161,000
Other assets	276,000	66,000

Total assets	$18,933,000	$19,357,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$923,000	$512,000
Accrued expenses	2,810,000	2,404,000
Deferred revenue	14,505,000	14,960,000
License subscription note payable	123,000	—

Total current liabilities	18,361,000	17,876,000
Long-term liabilities:
Deferred revenue	2,681,000	2,484,000
License subscription note payable	218,000	—
Deferred rent	251,000	300,000

Total long-term liabilities	3,150,000	2,784,000

Total liabilities	21,511,000	20,660,000
Commitments and contingencies (see Note 9)
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 65,861,716 issued and 63,534,535 outstanding in 2009 and 65,646,663 issued and 63,319,482 outstanding in 2008	659,000	656,000
Additional paid-in capital	336,454,000	333,608,000
Treasury stock, at cost; 2,327,181 common shares in 2009 and 2008	(11,507,000)	(11,507,000)
Accumulated deficit	(328,184,000)	(324,060,000)

Total stockholders’ deficit	(2,578,000)	(1,303,000)

Total liabilities and stockholders’ deficit	$18,933,000	$19,357,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$7,835,000	$6,709,000	$22,462,000	$20,866,000
Cost of revenues	2,249,000	2,383,000	7,088,000	7,505,000

Gross profit	5,586,000	4,326,000	15,374,000	13,361,000

Operating expenses:
Research and development	1,760,000	1,590,000	5,238,000	4,516,000
Selling, general and administrative	4,557,000	4,232,000	14,429,000	13,656,000

Total operating expenses	6,317,000	5,822,000	19,667,000	18,172,000

Operating loss	(731,000)	(1,496,000)	(4,293,000)	(4,811,000)

Other income, net	35,000	97,000	176,000	435,000

Loss before income taxes	(696,000)	(1,399,000)	(4,117,000)	(4,376,000)
Provision for income taxes	39,000	(110,000)	(7,000)	(187,000)

Net loss	$(657,000)	$(1,509,000)	$(4,124,000)	$(4,563,000)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.07)	$(0.07)

Basic and diluted weighted average common shares outstanding	63,367,037	63,072,191	63,335,508	62,893,809

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Stockholders’ Deficit
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, December 31, 2008	65,646,663	$656,000	$333,608,000	$(11,507,000)	$(324,060,000)	$(1,303,000)
Issuance of common stock upon exercise of stock options	7,492	1,000	12,000	—	—	13,000
Issuance of common stock upon exercise of warrants	207,561	2,000	337,000	—	—	339,000
Employee stock-based compensation costs	—	—	2,473,000	—	—	2,473,000
Non-employee stock-based compensation costs	—	—	24,000	—	—	24,000
Net loss	—	—	—	—	(4,124,000)	(4,124,000)

Balance, September 30, 2009	65,861,716	$659,000	$336,454,000	$(11,507,000)	$(328,184,000)	$(2,578,000)

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(4,124,000)	$(4,563,000)
Non-cash items in net loss:
Depreciation and amortization	987,000	961,000
Employee stock-based compensation costs	2,473,000	1,905,000
Non-employee stock-based compensation costs	24,000	43,000
Common stock issued to employees as compensation in lieu of cash	—	1,004,000
Changes in deferred taxes	5,000	37,000
Changes in operating assets and liabilities:
Receivables	(205,000)	580,000
Prepaid and other current assets	256,000	435,000
Accounts payable	168,000	166,000
Deferred revenue	(258,000)	756,000
Accrued and other liabilities	357,000	89,000

Net cash (used in) provided by operating activities	(317,000)	1,413,000
Investing activities:
Purchases of property and equipment	(852,000)	(695,000)
Restricted cash and marketable securities, net	3,000	1,734,000

Net cash (used in) provided by investing activities	(849,000)	1,039,000
Financing activities:
Proceeds from exercise of stock options	13,000	164,000
Proceeds from exercise of warrants	339,000	—
Payment of promissory note payable	(39,000)	—

Net cash provided by financing activities	313,000	164,000

(Decrease) increase in cash and cash equivalents	(853,000)	2,616,000
Cash and cash equivalents, beginning of period	13,245,000	10,524,000

Cash and cash equivalents, end of period	$12,392,000	$13,140,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2008 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for recognition or disclosure through November 4, 2009, which was the date we filed this Form 10-Q with the SEC.
2. Recent Accounting Standards and Pronouncements
     In April 2009 the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” currently within the scope of Accounting Standards Code (“ASC”) 825-10. ASC 825-10 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. The Company adopted this staff position upon its issuance, and it had no material impact on its consolidated financial statements. See Note 6 — “Fair Value Measurements” for these disclosures.
     In April 2009 the FASB issued Statement of Financial Accounting Standards (“SFAS”) 165, "Subsequent Events,” currently within the scope of ASC 855-10. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10 was adopted for the quarter ending June 30, 2009. The adoption had no material impact on our consolidated financial statements. See Note 1 — “Basis of Presentation”.
     In June 2009 the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” currently within the scope of ASC 105-10. ASC 105-10 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption had no material impact on our consolidated financial statements.
     In February 2008 the FASB issued FASB Staff Position FSP 157-2, “Effective Date of FASB Statement No. 157,”currently within the scope of ASC 820-10. The effective date of ASC 820-10 for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), was delayed until the beginning of the first quarter 2009. Application of ASC 820-10 did not have a material impact on our results of operations and financial position upon adoption on January 1, 2009.
     In December 2007 the FASB issued SFAS 141 (revised 2007) “Business Combinations,” currently within the scope of ASC 805-10. ASC 805-10 establishes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805-10 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 was effective for the Company on January 1, 2009, and the Company will apply to all business combinations subsequent to the effective date.
     In December 2007 the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” currently within the scope of ASC 810-10. ASC 810-10 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810-10 is effective for fiscal years beginning after December 15, 2008. Adoption did not have a material impact on our consolidated financial statements.

     In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” currently within the scope of ASC 410-20. ASC 410-20 establishes the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 410-20 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. It also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 410-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements or footnote disclosures.
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

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$6,685,000	$1,150,000	$—	$7,835,000	$5,578,000	$1,131,000	$—	$6,709,000
Cost of revenues	1,179,000	1,070,000	—	2,249,000	985,000	1,398,000	—	2,383,000

Gross profit	5,506,000	80,000	—	5,586,000	4,593,000	(267,000)	—	4,326,000
Direct expenses	2,882,000	1,460,000	—	4,342,000	2,643,000	1,762,000	—	4,405,000

Segment contribution (loss)	2,624,000	(1,380,000)	—	1,244,000	1,950,000	(2,029,000)	—	(79,000)
Unallocated (expense) / Income:
Selling, general and administrative	—	—	(1,975,000)	(1,975,000)	—	—	(1,417,000)	(1,417,000)
Investment and other income	—	—	43,000	43,000	—	—	97,000	97,000
Interest expense	—	—	(8,000)	(8,000)	—	—	—	—

Total			(1,940,000)	(1,940,000)			(1,320,000)	(1,320,000)

Income (loss) before provision for income taxes	$2,624,000	$(1,380,000)	$(1,940,000)	$(696,000)	$1,950,000	$(2,029,000)	$(1,320,000)	$(1,399,000)

Depreciation expense	$211,000	$81,000	$47,000	$339,000	$176,000	$95,000	$41,000	$312,000

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Email				Email
	Encryption	e-Prescribing	Corporate	Total	Encryption	e-Prescribing	Corporate	Total
Revenues	$19,306,000	$3,156,000	$—	$22,462,000	$16,534,000	$4,332,000	$—	$20,866,000
Cost of revenues	3,280,000	3,808,000	—	7,088,000	3,094,000	4,411,000	—	7,505,000

Gross profit	16,026,000	(652,000)	—	15,374,000	13,440,000	(79,000)	—	13,361,000
Direct expenses	8,617,000	5,054,000	—	13,671,000	8,266,000	5,314,000	—	13,580,000

Segment contribution (loss)	7,409,000	(5,706,000)	—	1,703,000	5,174,000	(5,393,000)	—	(219,000)
Unallocated (expense) / Income:
Selling, general and administrative	—	—	(5,996,000)	(5,996,000)	—	—	(4,592,000)	(4,592,000)
Investment and other income	—	—	189,000	189,000	—	—	435,000	435,000
Interest expense	—	—	(13,000)	(13,000)	—	—	—	—

Total			(5,820,000)	(5,820,000)			(4,157,000)	(4,157,000)

Income (loss) before provision for income taxes	$7,409,000	$(5,706,000)	$(5,820,000)	$(4,117,000)	$5,174,000	$(5,393,000)	$(4,157,000)	$(4,376,000)

Depreciation expense	$596,000	$259,000	$132,000	$987,000	$546,000	$288,000	$127,000	$961,000

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

	September 30, 2009	December 31, 2008
Total assets:
Email Encryption	$3,872,000	$3,335,000
e-Prescribing	558,000	664,000
Corporate	14,503,000	15,358,000

Total assets	$18,933,000	$19,357,000

4. Stock Options and Stock-based Employee Compensation
     As of September 30, 2009, there were 9,654,547 options outstanding and 1,490,338 available for grant. Of this amount, 1,124,690 options were available for grant to employees, non-director consultants and advisors, and 365,648 were available for grant to the Company’s directors. For the three-month and nine-month periods ended September 30, 2009, the total stock-based employee compensation expense was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Cost of revenues	$148,000	$333,000
Research and development	130,000	280,000
Selling, general and administrative	842,000	1,860,000

Stock-based compensation expense	$1,120,000	$2,473,000

     During the third quarter the Company converted to a new third party stock option system which spreads ratably the expense related to estimated stock option forfeitures over each quarter of the vesting period compared to our legacy system that deferred the estimated forfeitures until option grants were fully vested. Although both the new and the legacy systems record the same expense over the life of fully vested stock options, the timing difference created by the two different systems required that we align the two systems upon conversion. In the third quarter our SFAS123R expense includes a non-recurring, non-cash “true-up” of $482,000 in stock-based compensation expense which was the amount of the forfeiture expense related to vesting options previously deferred in the legacy system most of which was included in SG&A expenses.
     There were 7,492 stock options exercised for the three-month and nine-month periods ended September 30, 2009, and 4,583 and 67,342 options exercised in the three-month and nine-month periods ended September 2008, respectively. The recorded excess tax benefit related to the comparable periods in 2009 and 2008 was $0 and $13,000, respectively. A deferred tax asset totaling $799,000 and $594,000, resulting from stock-based compensation expense relating to the Company’s U.S. operations, was recorded for the nine-month periods ended September 30, 2009 and 2008, respectively. These deferred tax assets were fully reserved because of the Company’s historical net losses for its U.S. operations. As of September 30, 2009, there was $2,186,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.79 years.

     Stock Option Activity
The following is a summary of all stock option transactions for the three months ended September 30, 2009:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at June 30, 2009	9,661,326	$4.48
Granted at market price	80,200	$1.73
Cancelled or expired	(79,487)	$11.16
Exercised	(7,492)	$1.57

Outstanding at September 30, 2009	9,654,547	$4.40	6.05	$1,937,103

Options exercisable at September 30, 2009	8,320,595	$4.63	5.68	$1,398,212

     At September 30, 2009, we had 2,740,895 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock.
     For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the audited consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2008.
5. Supplemental Cash Flow Information
     Supplemental cash flow information relating to taxes and non-cash activities:

	Nine Months Ended September 30,
	2009	2008
Cash income tax payments	$203,000	$97,000
Cash paid for interest	$13,000	$—
Non-cash investing and financing activities:
Assets sold to customers as part of their subscription service	$2,000	$16,000
Stock issued in lieu of accrued expenses	$—	$422,000
Payables related to purchases of fixed assets	$233,000	$5,000
Issuance of license subscription note payable	$390,000	$—
Amounts reclassified from Notes payable to Accounts payable	$19,000	$—
6. Fair Value Measurements
     In April 2009 the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” currently within the scope of Accounting Standards Code (“ASC”) 825-10. ASC 825-10 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. We adopted this staff position upon its issuance, and it had no material impact on our consolidated financial statements because we believe the financial assets and liabilities as reported in the Company’s financial statements approximate their respective fair values.
7. Receivables, net

	September 30,	December 31,
	2009	2008
Gross accounts receivable	$4,934,000	$3,682,000
Allowance for returns and doubtful accounts	(45,000)	(37,000)
Unpaid portion of deferred revenue	(4,208,000)	(3,169,000)

Receivables, net	$681,000	$476,000

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
8. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the condensed consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, as a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	September 30,
	2009	2008
Stock options	9,654,547	9,571,966
Warrants issued in relation to debt and equity arrangements	10,052,640	10,434,804

Total anti-dilutive securities excluded from EPS calculation	19,707,187	20,006,770

     We do not anticipate issuing stock, unless it is deemed appropriate to invest in significant growth opportunities.
9. Commitments and contingencies
Leases
     We lease office facilities under non-cancelable operating lease agreements. The following table summarizes our contractual cash obligations as of September 30, 2009:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$5,149,000	$1,299,000	$2,076,000	$1,774,000
Debt (long-term and short-term)	382,000	148,000	234,000	—

Total	$5,531,000	$1,447,000	$2,310,000	$1,774,000
     Contractual lease obligations will be partially offset by the receipt of sublease payments totaling $7,000 for the remainder of 2009.
     In May 2009 we entered into a three year subscription agreement with Microsoft Financing for the right to use Microsoft licenses. This agreement is recorded as, “License subscription note payable” on our September 30, 2009, balance sheet. Over the three year subscription period which commenced in May 2009, we will incur approximately $443,000 of payments for principal and interest spread evenly over each month of the subscription period. We have not entered into any other material, non-cancelable purchase commitments as of September 30, 2009.
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
Overview
     We are a leader in providing secure, Internet-based applications in a Software as a Service (“SaaS”) model. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We operate under two reporting segments, Email Encryption Service (“Email” or “Email Encryption”) and e-Prescribing Service (“e-Prescribing”) where we offer these services on a subscription basis to our customers who subscribe to use the services for a specified term. Specific to our e-Prescribing business, we announced on June 11, 2009, that we had retained Allen & Company LLC to assist our Board of Directors in investigating strategic alternatives (“Strategic Alternatives Review”) for maximizing value of this business segment. Refer to the section labeled, “Results of Operations” — “Revenue Indicators — Backlog, Orders, and Deployments” below for more information with respect to the Strategic Alternatives Review.
     The business operations and service offerings are supported by the ZixData Center™, a network operations center dedicated to secure electronic transaction processing. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust™ certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SAS70 Type II report on the effectiveness of operational controls used over the audit period. The center is staffed 24 hours a day and operates with a proven 99.99% reliability. Whether it is delivery of email, prescriptions or other sensitive information, we enable communications to be sent in a trusted, safe, and secure manner. This is our core competency and we believe it is a competitive advantage.
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
     We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, for the year ended December 31, 2008. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.
Results of Operations
Third Quarter 2009 Summary of Operations
Financial
•	Revenue for the quarter ended September 30, 2009, was $7,835,000 compared with $6,709,000 for the same period in 2008 representing a 17% increase.

•	Gross profit for the quarter ended September 30, 2009, was $5,586,000 or 71% of revenues compared with $4,326,000 or 64% of revenues for the comparable period in 2008.
Email Encryption — gross profit was $5,506,000 or 82% of revenues compared with $4,593,000 or 82% of revenues for the comparable period in 2008.
e-Prescribing — gross profit was $80,000 or 7% of revenues compared with gross loss of $267,000 or 24% of revenues for the comparable period in 2008.

•	Net loss for the quarter ended September 30, 2009, was $657,000 compared with a net loss of $1,509,000 in 2008. Included in the loss for the quarter ended September 30, 2009, was approximately $300,000 of non-recurring severance costs and non-recurring expenses related to the Strategic Alternatives Review as well as a non-recurring stock based compensation expense of approximately $482,000 associated with the Company’s stock option system conversion.

•	Ending cash and cash equivalents were $12,392,000 on September 30, 2009, compared with $13,245,000 on December 31, 2008.
Operations
•	For the Email Encryption service, new first year orders (“NFYO” or “NFYOs”) for the quarter ended September 30, 2009, were $1,314,000 and customer contract renewals were 91% on a contract value basis. The renewal rate of 91%, although lower than our historical rate of 93% to 95%, reflected an improvement from the 86% achieved in the preceding quarter. The factors driving the non-renewal generally fell into two categories: impact of the economy or competition. Consistent with the first half of the year, the economy has in many cases resulted in reduced IT budgets forcing customers either to cut back on the number of users or services they purchased or decide to do without an email encryption solution altogether. In other cases, competition was the primary driver which manifested itself either through lower prices or a desire to purchase bundled solutions that included anti-spam and anti-virus services.

•	We deployed approximately 210 new e-Prescribing devices to prescribers and reached approximately 2.3 million electronic prescriptions transacted in the three-month period ended September 30, 2009 (the $2.3 million was 16% higher than the same period in 2008).

•	During the third quarter of 2009, the Company received cash proceeds totaling approximately $339,000 from the exercise of 207,561 warrants.
     Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a period-over-period comparison of the Company’s revenues:

			3-month Variance				9-month Variance
	Three Months Ended September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Email Encryption	$6,685,000	$5,578,000	$1,107,000	20%	$19,306,000	$16,534,000	$2,772,000	17%
e-Prescribing	1,150,000	1,131,000	19,000	2%	3,156,000	4,332,000	(1,176,000)	(27%)

Total revenues	$7,835,000	$6,709,000	$1,126,000	17%	$22,462,000	$20,866,000	$1,596,000	8%

     The increase in Email Encryption revenue was due to the growth inherent in a successful subscription model with steady additions to the subscriber base coupled with a high rate of renewing existing customers. The slight increase in e-Prescribing revenue in the three months ended September 30, 2009, versus the same period in 2008 was driven primarily by: (i) an increase in transaction fees related to a retroactive contract extension in one customer program; and (ii) an increase in renewal related revenue. These increases were offset by a decline in deployment and other revenue. Relative to the nine-month comparison, the decline in revenue was also due largely to (i) a decrease in deployment related revenue, including a first quarter 2008 one-time revenue catch-up upon reaching certain required deployment-related metrics for a single customer contract, as well as (ii) a drop in transaction fee revenue after reaching a contractual cap in one customer program. These decreases were slightly offset by an increase in renewal related revenue.
     Revenue Indicators — Backlog, Orders and Deployments
     Company-wide backlog — Our end-user order backlog totals $40,980,000 and is comprised of contractually bound agreements that we expect to fully amortize into revenue. As of September 30, 2009, the backlog was comprised of the following elements: $17,186,000 of deferred revenue that has been billed and paid, $4,208,000 billed but unpaid, and approximately $19,586,000 of unbilled contracts. The total backlog distributed by segment was $38,974,000 for Email Encryption and $2,006,000 for e-Prescribing.
     Our backlog is recognized into revenue as the services are performed. Approximately 60% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

     Email Encryption Orders — Total orders for Email Encryption were approximately $6,500,000 and $5,200,000 for the three-month periods ended September 30, 2009 and 2008, respectively. Total orders include customer orders that management separates into three components for measurement purposes: contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $1,314,000 and $1,170,000 for the three months ended September 30, 2009 and 2008, respectively. About half of our new orders were from the healthcare sector reflecting a growing emphasis on security and privacy for healthcare and specifically patient medical information. Regulatory compliance with specific measures including the expansion of HIPAA in the American Recovery and Reinvestment Act and new state laws continued to fuel strong demand for our services from new customers.
     e-Prescribing — On June 11, 2009, we announced that we retained Allen & Company LLC to assist our Board of Directors in investigating strategic alternatives for maximizing the value of the Company’s e-Prescribing business. We are looking at options to maximize the value of this business asset, ranging from ongoing involvement in the industry through a partnership or joint venture where we capitalize on our core competency to host prescription processing to completely exiting this business through a divestiture or shutdown.
     While evaluating these options, we continue to execute on our existing contracts and to provide services to our customers. We have also evaluated how we operate this business and have determined to switch to a lower-touch (i.e., lower-cost model). As part of our transition to this lower-touch, lower-cost model, we have reduced a number of positions and taken other cost cutting measures. By incorporating more remote selling, deploying and training (i.e., lower-touch model), we expect to be able to recruit and deploy with fewer resources. Consistent with this approach, we reduced 12 positions in the third quarter and another 14 positions in October 2009, primarily associated with the e-Prescribing line of business. We incurred severance costs of approximately $200,000 in the third quarter and expect to incur approximately $400,000 in the fourth quarter of this year. Although not solely related to the e-Prescribing business, previously, in the second quarter of this year, we had reduced 12 positions resulting in severance cost of approximately $500,000. We have 24 remaining employees now dedicated to the e-Prescribing business following these reductions. This compares to 73 employees assigned to the e-Prescribing business at December 31, 2008. In addition to the reductions discussed above, any further reductions were the result of attrition or reassignment.
     We had approximately 190 sponsored, but not-yet-deployed prescribers in our backlog at September 30, 2009. At our current deployment rates, we cannot achieve our objectives for the e-Prescribing business of becoming cash flow breakeven on a stand-alone basis in the near-term. Absent our signing any additional new contracts, we expect e-Prescribing revenues to remain relatively flat throughout 2009. Even if we do sign new contracts, revenues could remain flat because the lead times between contract signing, physician recruitment and deployment, which are required for revenue recognition, could be three to six months. There can be no assurance we will be successful in expanding our current payor programs or contracting with new payors. If we are not successful in this effort and do not reduce the related operating expenses, then the e-Prescribing line of business will continue to consume cash, and revenues will decline.
     The level of active users represents the portion of the total deployed base that is using the service on a consistent basis, making it a key indicator for retention and future revenue opportunity. In recent quarters, an average of 75% to 80% of deployed prescribers have become active users. Year to date, the licensed attrition rate, excluding new deployments is approximately 23%. As of September 30, 2009, approximately 3,080 active prescribers were using our service, compared to approximately 3,130 at September 30, 2008. The decrease in the number of active prescribers resulted from attrition occurring in both the ordinary course of business, and from the loss of active users associated with one clinic. This clinic accounted for approximately 15% of our total active prescribers, and previously notified us that they would discontinue our e-Prescribing Service in 2009 as they completed their migration to a full electronic medical record solution. Of the remaining 310 active prescribers associated with this clinic, we expect to see further attrition to our number of active prescribers as this clinic continues in its migration process. Based on the end date of their current service periods and due to the special pricing they receive, the revenue impact in calendar 2009 is expected to be approximately $20,000, while the annualized loss in revenue resulting from this event is estimated at approximately $150,000.
     We recognized $227,000 in total transaction and usage-based fees revenue in the quarter ended September 30, 2009, compared to $170,000 in the same period 2008. This increase in transaction fees is related to a retroactive contract extension in a single payor contract. The Company currently earns transaction-based fees (or the equivalent) with three health care payors. We continue to pursue revenue opportunities from transaction fees from existing customers. Also, in most cases, there are multiple payors in each market and we believe that those additional non-sponsorship payors may be potential sources for supplemental fees in return for certain services such as formulary display, disease management enrollment, branding, and reporting.
     Other sources for transaction fee revenue include parties who benefit from a real-time, electronic connectivity with PocketScript users. For example, we currently have contracts under which we earn fees for sending prescriptions electronically to pharmacies and for certain transactions involving mail order prescriptions. The number of prescriptions written using the PocketScript Service and transmitted through the ZixData Center™ has continued to grow, with approximately 7.4 million prescriptions transacted in the first nine months of 2009 versus approximately 6.4 million prescriptions in the comparable 2008 period.
     Recently enacted national healthcare legislation indicates interest on the part of the nation’s lawmakers toward improving the healthcare system. Beginning with the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) in July 2008 and the more recently enacted American Recovery and Reinvestment Act of 2009, which includes a health IT component labeled the HITECH Act, U.S. lawmakers have indicated that healthcare technology will play a key role in improving the nation’s healthcare system. Electronic prescribing is specifically listed in the 2009 legislation as part of a qualified electronic health record (“EHR”) system. However, the specific requirements for EHR solutions which will be eligible for Federal subsidized incentives are still being defined by the Federal Government which could introduce uncertainty relative to the solutions. Accordingly, as healthcare technologies’ role in the improvement of the nation’s healthcare system continues to evolve, we are addressing through the Strategic Alternatives Review the time required and risk associated with the continued investment in this business. As we continue to evaluate all aspects of our e-Prescribing business and the best ways to capitalize on upcoming developments, we are looking at options to maximize the value of this business asset, ranging from ongoing involvement in the industry through partnership or joint venture to completely exiting this business through divestiture.
Cost of Revenues
     The following table sets forth a period-over-period comparison of the cost of revenues by product line.

	Three Months Ended		3-month Variance				9-month Variance
	September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Email Encryption	$1,179,000	$985,000	$194,000	20%	$3,280,000	$3,094,000	$186,000	6%
e-Prescribing	1,070,000	1,398,000	(328,000)	(23%)	3,808,000	4,411,000	(603,000)	(14%)

Total cost of revenues	$2,249,000	$2,383,000	$(134,000)	(6%)	$7,088,000	$7,505,000	$(417,000)	(6%)

     The cost of revenues improvement for the three-month period ended September 30, 2009, versus the three-month period ended September 30, 2008, resulted primarily from (i) a $190,000 decrease in salary and benefits for individuals performing deployment activities due to a decrease in average headcount, primarily in the e-Prescribing product line, and (ii) a $11,000 decrease in other non-people costs primarily associated with decreased deployments and recruitments of our e-Prescribing product, partially offset by an increase of $67,000 in stock-based compensation expense. The cost of revenues improvement for the nine months ended September 30, 2009, compared to the same period in 2008, resulted primarily from a $531,000 decrease in salary and benefits for individuals performing deployment activities due to a decrease in average headcount, primarily in the e-Prescribing product line, partially offset by increased stock-based compensation expense.
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
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, field prescriber recruiting , field deployment, customer service and support and e-Prescribing device costs. In e-Prescribing, a greater proportion of total cost of revenues relates to prescriber recruiting, deployment activities and device costs. These are more variable in nature than the ZixData Center and accordingly, e-Prescribing costs are more closely correlated to demand. Thus, an increase in our deployment activities will result in an increase in our year-over-year cost of revenues.
     As discussed above, the Company is pursuing a lower-touch, lower-cost approach to operating the e-Prescribing business and accordingly, we reduced four deployment related positions associated with our e-Prescribing business in the third quarter.
Research and Development Expenses
     The following table sets forth a period-over-period comparison of our research and development expenses:

	Three Months Ended		3-month Variance				9-month Variance
	September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Research and development	$1,760,000	$1,590,000	$170,000	11%	$5,238,000	$4,516,000	$722,000	16%

     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and non-people costs associated with enhancing our existing products and services and developing new products and services. The increase in research and development expense for the three-month period ended September 30, 2009, compared to the same period in 2008 was primarily attributable to (i) a $106,000 increase in salary and benefit expense resulting from an increase in average headcount and salary increases involving both product lines, and (ii) a $66,000 increase in stock-based compensation expense, partially offset by decreases in various other non-people expenses associated with research and development activities.
     The increase in research and development expense for the nine-month period ended September 30, 2009, compared to the same period in 2008 was primarily attributable to (i) a $616,000 increase in salary and benefit expense resulting from an increase in average headcount and salary increases involving both product lines, (ii) an $86,000 increase in stock-based compensation expense, and (iii) a $20,000 increase in IT services, plus other increases in various other non-people expenses associated with research and development activities.
     The three and nine-month periods ended September 30, 2008, benefited from a one-time cost of revenue deferral of approximately $50,000 and $200,000 respectively, specific to an e-Prescribing customer contract.
     New development activities in Email Encryption were related to design improvements to reduce special customer network configurations related to VPM deployment and improve rate and capacity of deployments for hosted ZixVPM, ZixPort and ZixDirect services. We also launched significant work to enable multi-language flexibility in a number of systems. In the e-Prescribing R&D area, we added flexibility to the controlled substance prescribing process and began initial work on proposed system improvements related to new CCHIT/ARRA meaningful use requirements.
Selling, General and Administrative Expenses
     The following table sets forth a period-over-period comparison of our selling, general and administrative expenses:

	Three Months Ended		3-month Variance				9-month Variance
	September 30,		2009 vs. 2008		Nine Months Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
Selling, general and administrative	$4,557,000	$4,232,000	$325,000	8%	$14,429,000	$13,656,000	$773,000	6%
     Selling, general and administrative expenses (“SG&A”) consist primarily of salary, stock-based compensation and benefit costs for marketing, selling, executive and administrative personnel as well as costs associated with promotions, professional services and general corporate activities. The increase in SG&A expenses in the third quarter of 2009 compared to the same quarter in 2008 reflected (i) a $186,000 increase in salary and benefit expenses due to non-recurring severance costs, (ii) a $160,000 increase resulting primarily from professional services cost related to shifting legal work to outside counsel, and (iii) a $313,000 increase in stock-based compensation expense largely offset by a decrease in salary and benefit costs of $294,000 due to lower average headcount and other decreases across several spending categories including consulting, marketing, and travel expenses.
     During the third quarter the Company converted to a new third party stock option system which spreads ratably the expense related to stock option forfeitures over each quarter of the vesting period compared to our legacy system that deferred the forfeitures until option grants were fully vested. Although both the new and the legacy systems record the same expense over the life of fully vested stock options, the timing difference created by the two different systems required that we align the two systems upon conversion. In the third quarter our SFAS123R expense includes a non-recurring, non-cash “true-up” of $482,000 in stock-based compensation expense which was the amount of the forfeiture expense related to vesting options previously deferred in the legacy system most of which was included in SG&A expenses.
     The increase in SG&A expenses for the nine month period ending September 30, 2009, compared to the same period in 2008 reflected, (i) a $620,000 increase in severance costs, (ii) a $456,000 increase in legal fees resulting from shifting work to outside counsel, (iii) a $370,000 increase in stock-based compensation expense and (iv) increases in various other non-people costs, primarily IT services and insurance. Increases were partially offset by (i) a $222,000 decrease in salary and benefits costs resulting from lower average headcount, (ii) a $316,000 decrease in travel expense and (iii) a $219,000 decrease in marketing and advertising.
     Other Income, net

     Other income, net consists primarily of investment income. Investment income was $35,000 and $97,000 for the quarters ended September 30, 2009 and 2008, respectively. The decrease was primarily due to slightly lower cash balances in 2009 and a drop in interest rates between periods. Also included in the three and nine-month periods ended September 30, 2009 is interest expense of $8,000 and $13,000 respectively, which resulted from a third party note for a 36 month Microsoft license subscription. For the nine month period ended September 30, 2009, versus the same period in 2008, Other income, net was $176,000 compared to $435,000. The decrease between periods resulted from a lower cash balance in 2009 plus lower interest rates.
     Provision for Income Taxes
     Provision for income taxes was ($39,000) and $110,000 for the three-month periods ended September 30, 2009 and 2008, respectively and $7,000 and $187,000 for the nine-month periods ended September 30, 2009 and 2008, respectively. The provision relates primarily to the Company’s state income taxes and Canadian Federal and Provincial tax liabilities. The operating losses incurred by the Company’s U.S. operations and the resulting net operating losses for U.S. Federal tax purposes are subject to a $112,403,000 reserve because of the uncertainty of future taxable income. As a result, our 2009 provision for the nine-month period ending September 30, 2009, of $7,000 consists of taxes on our Canadian operation totaling $129,000, a ($27,000) benefit for over accrual of prior-year state taxes based on gross revenues and a $95,000 refund for historical U.S. tax credits under certain provisions of the American Recovery and Reinvestment Act of 2009. The 2008 provision consisted of $149,000 for taxes on our Canadian operation and $38,000 for state taxes based on gross revenues.
     We have adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), currently within the scope of ASC 740-10. Accordingly, there was an insignificant amount of interest expense accrued or recognized related to income taxes for the three-month and six-month periods ended September 30, 2009 and 2008, respectively. There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month and nine-month periods ended September 30, 2009. We are currently subject to a three-year statute of limitations by major tax jurisdictions.
     Prior to the adoption of ASC 740-10, we had recorded a $327,000 tax contingency liability and that amount and the specifics therein have remained unchanged. As of September 30, 2009, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability was approximately $395,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
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
     Net Loss
     The Net loss for the third quarter of 2009 of $657,000 reflects improvement of $852,000 compared to the loss of $1,509,000 for the same period last year. Gross profit improvement of $1,260,000 resulting from higher revenue and lower cost of revenue was offset by higher expenses in R&D and SG&A as well as a reduction in Other income. As referenced above, R&D expenses increased due primarily to increases in average headcount resulting in increases in salaries and benefits of our development staff. Also, as previously noted, SG&A expense increased primarily due to non-recurring severance costs associated with the Company’s strategic review of its e-Prescribing business segment and a non-recurring true-up expense associated with the Company’s change in stock option systems. Other income in the third quarter of 2009 was down compared to the same period in 2008 due primarily to a slightly lower average cash balance and lower interest rates on invested capital between periods.
Liquidity and Capital Resources

Overview
     Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. However, we operate only two segments, one of which is still developing and emerging, and is now under review to evaluate future strategic alternatives, which makes predicting future cash flows more difficult. We plan for and measure our liquidity and capital resources through an annual budgeting process. At September 30, 2009, our cash and cash equivalents totaled $12.4 million. Our debt consisted of a note related to a three-year subscription for Microsoft licenses to be paid on a monthly basis at approximately $12,000 per month; total amount owing, including interest, at September 30, 2009, was $382,000.
     We operate two distinct business segments which are in different stages of their life cycle. Our Email Encryption segment is profitable and its revenue is growing around 15% to 20% annually. Our e-Prescribing segment is generating losses and consuming cash while still in an emerging phase. It is under review for strategic alternatives and we are transitioning the e-Prescribing business to a lower-touch, lower-cost model of operation. This transition will produce significant cost reductions in this product line. Consistent with this transition, we reduced 12 positions in the third quarter and an additional 14 positions in October, mostly related to e-Prescribing recruitment and deployment activities. Previously in the second quarter of this year we had reduced 12 positions. Related to these 38 reductions, salary costs, taxes and benefits are expected to produce an annual savings of approximately $3,500,000.
     Both Email Encryption and e-Prescribing are subscription businesses that share a common business model. First, the service is established and maintained, which requires a start-up cost and recurring fixed costs. Subscribers are then acquired and brought onto the service, which requires variable acquisition costs related to recruitment, installation and deployment. Subscribers are recruited with the goal of reaching a level of subscriber payments that exceed the fixed recurring service costs. Therefore, both the rate at which new subscribers are added and the ability to retain subscribers is essential to operational cash flow.
     The recurring nature of the Email Encryption subscription model makes cash receipts naturally rise in a predictable manner assuming adequate subscription renewal and continued new additions to the subscription base. Adding to the predictability is our model of selling primarily three year contracts with the fees paid annually at the inception of each year of service. Although our Email Encryption segment is profitable and easier to predict, we expect our e-Prescribing business to continue to consume cash, although at a slower pace due to recent cost reductions.
     Cash and cash equivalents at September 30, 2009, were $12,392,000, down $853,000 from the December 31, 2008, balance, due primarily to lower than anticipated collections for the Email Encryption business. Additionally, we made one-time cash payments totaling approximately $370,000 for severance and outside professional services. Relative to lower than anticipated collections during the past three quarters, we have seen some impact on cash collections due to the slow economy with customers stretching out their payments to some extent. However, these payment patterns have not translated into increased bad debt experience. We believe this decline in cash to be temporary and will be offset with new business or further costs reductions, or a combination of both later in 2009. During the third quarter of 2009, the Company received cash proceeds totaling approximately $339,000 for the exercise of 207,561 warrants. We believe we will generate cash in the fourth quarter 2009 and end the year with approximately $13 million in cash.
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
     Sources and Uses of Cash Summary

	Nine Months Ended September 30,
	2009	2008
Net cash (used in) provided by operations	$(317,000)	$1,413,000
Net cash (used in) provided by investing activities	$(849,000)	$1,039,000
Net cash provided by financing activities	$313,000	$164,000

     For 2009 our primary sources of liquidity from our operations were the collection of revenue in advance from our customers, accounts receivable from our customers, and the timing of payments to our vendors and service providers. Email Encryption cash collections were impacted by a lower renewal rate, lower up front payments on multi-year contracts, and lower first quarter 2009 NFYOs, as well as the slow down in customer payments possibly caused by economic conditions. Additionally, in the first three quarters of 2008, we benefited by $1,004,000 from the issuance of common stock to our employees in lieu of cash compensation. We did not continue this practice in 2009.
     Related to our investing activities in the first nine months of 2009, we utilized $852,000 to purchase various computing equipment primarily to satisfy customer contracts. Approximately 60% of these capital purchases were for computer servers for our Email Encryption segment, which are required to deliver our services. In the first nine months of 2008, purchases of $695,000 were offset by cash inflow from proceeds for a maturing $1,734,000 certificate of deposit.
     Cash provided from financing activities in the first nine months of 2009 resulted from the exercise of warrants and stock options partially offset by payments on a note for monthly subscription fees for Microsoft user licenses. For the nine months of 2008, cash provided from financing activities resulted from exercise of stock options. We have historically used a significant amount of cash to fund debt obligations. We do not expect such funding obligations in the immediate foreseeable future.
Liquidity Summary
     Based on our first nine months operating results and current 2009 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months. As previously announced, we have launched a strategic review of our e-Prescribing business segment, which is a significant user of cash, and we have implemented a new lower-touch, lower-cost model that will reduce the cash burn. Consistent with our prior views, we continue to express a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the recent low price of the Company’s common stock. Should business results not occur as planned, we would first utilize our existing cash resources and would also consider altering our business plan to augment our cash flow position through cost reduction measures, sales of assets, or other such actions. We believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash. There can be no assurance, however, that we would be successful in carrying out any of these measures should they become necessary.
Options and Warrants of ZixCorp Common Stock
     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that were outstanding as of September 30, 2009. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested
		Total Value	(included in	Total Value of
Exercise Price Range	Outstanding	Outstanding	Outstanding)	Vested
$1.11 - $1.99	7,349,805	$11,226,000	6,676,569	$10,267,000
$2.00 - $3.49	4,960,019	14,835,000	4,925,776	14,735,000
$3.50 - $4.99	4,052,896	18,050,000	3,428,923	15,094,000
$5.00 - $5.99	549,260	2,791,000	549,260	2,791,000
$6.00 - $8.99	903,483	5,757,000	903,483	5,757,000
$9.00 - $19.99	890,381	9,728,000	890,381	9,728,000
$20.00 - $57.60	1,001,343	55,482,000	1,001,343	55,482,000

Total	19,707,187	$117,869,000	18,375,735	$113,854,000
Off-Balance Sheet Arrangements
     None.

Contractual Obligations, Contingent Liabilities and Commitments
     A summary of our fixed contractual obligations and commitments at September 30, 2009, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$5,149,000	$1,299,000	$2,076,000	$1,774,000
Debt (long-term and short-term)	382,000	148,000	234,000	—

Total	$5,531,000	$1,447,000	$2,310,000	$1,774,000
     In May 2009 we entered into a three year subscription agreement with Microsoft Financing for the right to use certain Microsoft licenses. This agreement was recorded as, “License subscription note payable” on our September 30, 2009, balance sheet. Over the three year subscription period which commenced in May 2009, we will incur approximately $443,000 of payments for principal and interest with payments spread evenly over each month of the subscription period. We have not entered into any other material, non cancelable purchase commitments as of September 30, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Controls over Financial Reporting
     During the three months ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
     We could be affected by government regulation. Exports of software solutions and services using encryption technology, such as our Email Encryption Service, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our Email Encryption Service to almost all countries, the list of countries to which our solutions and services cannot be exported could be revised in the future. Furthermore, some countries impose restrictions on the use of encryption solutions and services, such as ours. Failure to obtain the required governmental approvals would preclude the sale or use of our solutions and services in international markets and, therefore, harm our ability to grow sales through expansion into international markets. Our largest OEM partners do sell and distribute our Email Encryption Service in markets outside the U.S.

     The American Recovery and Reinvestment Act of 2009 contains economic incentives for the adoption of health information technologies, including EMR/EHRs that contain an e-prescribing component. The availability of these incentives could negatively impact market acceptance of our stand alone e-Prescribing Service. These economic incentives could favor competitors that offer EMRs that contain an e-prescribing component by fostering the adoption of such EMRs and thus decreasing our market opportunity. Furthermore, the Health Information Technology for Economic and Clinical Health (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009 amend certain privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In furtherance of these HITECH provisions, the Secretary of Health and Human Services has recently published preliminary regulatory guidance applicable to health care providers, health plans, health care clearinghouses and their business associates — all of whom are potential customers for our Email Encryption Service — about the security of personal health information (“PHI”) covered by the privacy and security provisions of HIPAA. Other proposed regulations in furtherance of these HITECH provisions are anticipated in the near-term and could carry or imply technical requirements with which our offerings do not fully comply.
     MIPPA provides for incentive payments to physicians who use e-prescribing and will only be paid to physicians that use an e-prescribing service that complies with requirements which may be subject to change. The Certification Commission for Healthcare Information Technology (“CCHIT”), a private nonprofit organization that is a federally-recognized certifying body for EMRs, recently announced a new certification process for standalone e-prescribing. The Company believes that the Center for Medicare and Medicaid Services (“CMS”) may ultimately adopt CCHIT’s standard for standalone e-prescribing as its official standard for compliance under MIPPA. There is no assurance that the Company will achieve or strive to achieve this certification. In 2012 CMS will begin to penalize physicians under MIPPA who are not e-prescribing Medicare prescriptions. While the prospect of this penalty might stimulate e-prescribing market demand, there could be adverse effects, such as increased competition or a need for us to change the manner in which we recruit, deploy, and train our physician users. In addition, the incentives and penalties for meaningful use of EHRs under the American Recovery and Reinvestment Act, which contains an e-prescribing component, are much greater than those under MIPPA, so physicians may also opt to adopt EHRs with an e-prescribing component rather than standalone e-prescribing systems such as PocketScript.
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

ZIX CORPORATION
Date: November 4, 2009	By:	/s/ Susan K. Conner
Susan K. Conner
Chief Financial Officer