Form 10-K
period 2009-12-31
ZIX CORP
filed 2010-03-15
CIK 855612

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports) Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 5, 2010, there were 63,887,125 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2009, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $93,883,611.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s 2010 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
     Zix Corporation’s (“ZixCorp®,” the “Company,” “we,” “our,” or “us”) focus is the operation of an Email Encryption Service. ZixCorp’s Email Encryption Service enables the use of secure email for sensitive information exchange primarily in the healthcare, financial services, insurance, and government sectors. For 2009 we operated two reporting segments, Email Encryption and e-Prescribing (see Note 3 to the consolidated financial statements). Specific to our e-Prescribing business, we announced on June 11, 2009, that we had retained Allen & Company LLC to assist our Board of Directors in investigating strategic alternatives (“Strategic Review”) for maximizing value of this business segment. Based on the Strategic Review we announced on December 8, 2009, our intention to exit the e-prescribing business. After fulfilling our customer and partner obligations, we are targeting December 31, 2010, as the official termination date for this business.
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
     Our Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails should be sent securely to comply with regulations or corporate policy. It is primarily offered as a Software-as-a-Service (“SaaS”) solution, for which customers pay an annual service subscription fee. ZixCorp’s main differentiation in the marketplace is our focus on the transparent delivery of secure, encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on receivers, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the receiver’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp offers transparent delivery as a result of (1) our ZixDirectory®, which is designed to share identities, (2) Zix’s Best Method of Delivery, which is designed to deliver email according to the sender’s encryption policy and (3) ZixGateway™ (formerly ZixVPM®), which is an enterprise gateway that automatically decrypts the message. The result is secure encrypted email exchange that’s transparent for both sender and receiver.
     e-Prescribing consists of a single product line named PocketScript®, which is an electronic prescribing service that allows physicians to use a handheld device to prescribe drugs and transmit the prescription electronically to virtually any pharmacy. Our Email business is profitable; however, the e-Prescribing business has continued to consume cash, and we plan to exit this business at the end of 2010.
Business Segments
   Email Encryption
     Segment Overview: Email is a mission-critical means of communication for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted along the path between a sender and a recipient, which permits theft, redirection, manipulation, or exposure to unauthorized parties. Failure to control and manage such risks can result in enforcement penalties for noncompliance under numerous different regulations. Healthcare organizations are primarily concerned with the recent changes to the Health Information Portability Accountability Act (HIPAA) introduced via the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009. Financial institutions are concerned with Gramm-Leach-Bliley Act (“GLBA”). In addition, individual states such as Massachusetts and Nevada have recently introduced state laws regulating email encryption. Failure to manage the risks associated with email can also lead to decreased productivity, damaged reputation, competitive disadvantage, a loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage.
     Corporations require email protection that can be used on an enterprise-wide basis, is cost-effective, quickly deployed, regularly updated to guard against obsolescence and ineffectiveness, and is easy to use. To satisfy these needs, our Email Encryption Service provides a comprehensive solution that analyzes and encrypts email communications.
     Our Email Encryption Service provides a user the ability to deliver encrypted email to any email user at any email address by using the ZixCorp Best Method of Delivery™ protocol that automatically determines the most direct and appropriate means of delivery, based on the sender’s and recipient’s communications environment and preferences. The service supports a number of encrypted email delivery mechanisms, including S/MIME, TLS, OpenPGP, “push” delivery and secure portal “pull” delivery. These last two mechanisms enable users to send messages instantly and securely to anyone with an email address, including those who do not have an encryption tool. Our Best Method of Delivery makes the technology simple for end users and provides flexibility and ease of implementation for information technology professionals. We believe the ability to send messages through different modes of delivery makes our Email Encryption Service superior to competitive offerings.
     The deployment of our Email Encryption Service at the periphery of the customer’s network means our Email Encryption Service encrypts email for an enterprise’s customers and business partners without the need to create, deploy or manage end user encryption keys or deploy desktop software. Our technology solutions are user friendly, easy to deploy, and can be made operational quickly.
     Our service has an integrated policy management capability. This policy engine can inspect the contents of outbound emails and apply policies that match specific industry criteria such as HIPAA and GLBA. Customers can also build their own specific policies. This policy driven email for regulatory compliance means customers can reduce the training required of their staff.
     Our Email Encryption Service employs a centralized directory of users called the ZixDirectory, which we consider a key differentiator of our offering. The ZixDirectory operates as a global community for email encryption, and today contains over 20 million user email addresses. The ZixDirectory has recently grown at a rate of over 100,000 new members per week. Access to these email addresses and encryption codes in the ZixDirectory greatly improves ease of use for both senders and receivers of secure email, while affording them the option of strong encryption methods, extended feature sets and the flexibility of a variety of fully integrated and fully interoperable solutions.
     Today in healthcare, our Email Encryption Service is used by over thirty Blue Cross Blue Shield organizations and over 1,000 hospitals. In the financial services sector, we serve over 1,200 banks, credit unions and farm credit associations, as well as all of the Federal Financial Institutions Examination Council (“FFIEC”) regulators. We also provide service to more than twenty-five state governments covering various state agencies in those states.
     Competition: Our service differs from the products and services of our competitors since we offer a SaaS offering, while most of our competitors offer primarily a product-based approach that the customer builds and runs themselves. Some of these competing companies have substantial information technology security and email protection products; however, we believe that the ZixDirectory provided through our subscription SaaS architecture offers many advantages in the marketplace. Specifically, the ZixDirectory allows the sharing of user identities for encryption and interoperability between users in a community of interest within healthcare, finance or government. Our competitors’ customers tend to build and operate their own systems, and the directory of user identities each competitor creates is not shared. This practice has become less desirable as different companies’ encrypted email systems are not interoperable.
     Our capability to offer interoperability is particularly important when it is necessary to communicate with external networks, as is the case with the healthcare and financial services markets. Our customers become part of the ZixDirectory, a global “white pages” that enables transparent secure communications with other ZixGateway customers using our centralized key management system and overall unique approach to implementing secure e-messaging technology. We enable secure communications with other users via our “push” and secure portal delivery mechanisms. However, we believe our unique transparent delivery is the more preferred delivery model.
     Our Email Encryption Service focuses on the secure (encryption) delivery portion of the secure email market, a sub-segment of the e-messaging market. We have been listed as an industry leader in a prominent study that compared eight qualified email encryption vendors. Companies operating in this portion of the market include

IronPort (acquired by Cisco Systems Inc.), PGP Corporation, Proofpoint, Trend Micro, Voltage Security, Secure Computing (acquired by McAfee, Inc.), Echoworx, Sigaba Corporation (acquired by Proofpoint), Certified Mail, Authentica (acquired by EMC Corporation, and Tumbleweed Communications Corp. (acquired by Axway). Technically, while these companies offer “send-to-anyone” encrypted email, we believe they are unable to offer the benefits that come from access to the ZixDirectory and from using our Best Method of Delivery protocol. Nevertheless, some of these competitors are large enterprises with substantial financial and technical resources that exceed those we possess.
   e-Prescribing
     Segment Overview: On December 8, 2009, the Company filed a Current Report on Form 8-K disclosing the decision by the Company’s Board of Directors to exit the e-Prescribing business by winding down its operations while servicing existing contractual obligations to current customers. The Company has targeted December 31, 2010, as the official termination date for this business, due in large measure to the expiration of ongoing contractual commitments by that date.
     We continue to believe e-Prescribing delivers many benefits, including improved patient safety through alerts to potential adverse drug or allergy interactions, reduced calls from the pharmacy to the physician, reduced costs for patients and their insurers through increased prescribing within drug formulary guidelines, increased delivery of prescribed drugs via mail order and reduced prescribing errors. Our e-Prescribing application not only delivered the foregoing benefits, but it could also be used as a technology platform to deliver related products and additional point-of-care services to improve the efficiency and effectiveness of physicians by providing greater access to information and other decision making support tools. However, after investing in the development of this business for six years, we decided that the rate of growth, the need for continued investment of time and resources, and the uncertainty surrounding the overall evolution of the e-Prescribing market did not warrant the risk associated with continued investment in this business and that focusing more resources on our Email Encryption business was likely to deliver greater returns to our shareholders.
     We design and develop our e-Prescribing solution and have historically distributed it directly to physicians and healthcare institutions through payor relationships. We have entered into sponsorship programs whereby large health insurance companies (payors), have agreed to provide the e-Prescribing devices for various periods of time to associated physicians. In the past, ZixCorp generally sold this as an annual service with an initial set-up and hardware charge. Typically, the third-party sponsors agreed to pay for at least most of the initial set-up costs and first year of service, because they have a vested benefit in the cost savings associated with use of this technology.
     Because we have committed to fulfill our contractual commitments through the end of 2010, we have retained sufficient personnel to operate our e-Prescribing service. We are also renewing end-users for various time periods, but in no case ending later than the end of 2010, to allow them to continue using the service while they determine what action to take in light of our announced exit from this business. Except in special circumstances, such as a new physician joining a practice that is an existing user of our service, we are not deploying new prescribers in 2010. In some instances, our payor sponsors are continuing to fund prescriber renewal, but generally prescribers pay for their renewal themselves.
     PocketScript® — PocketScript is our e-Prescribing service. The service works with a handheld wireless Personal Data Assistant or a browser to provide physicians with the ability to write and transmit prescriptions directly to any pharmacy. In addition, providers can view available patient drug histories obtained from third parties for the purpose of confirming that prescriptions are being filled and safeguarding against duplication of therapies. The system also identifies generics and preferred drugs for multiple formularies enabling providers to choose the most appropriate option. The comprehensive prescription drug database, which PocketScript provides under license from a third party, provides information on virtually every drug available, including drug-to-drug interactions, drug-allergy interactions and a drug reference guide. In association with various PocketScript abilities, we sell and market certain transaction-based offerings to various customers.
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
     Companies that do not currently compete in the e-Prescribing market or only compete with selected products or in selected markets could become competitors to the current industry participants in the future on a larger scale. Companies such as GE Healthcare or McKesson Corporation would likely offer a broad portfolio of health information technologies for all or some of the pharmaceutical, pharmacy, healthcare provider and managed care markets. With considerable size and access to capital, they could become significant competitors. Favorable legislative developments (see “Regulatory Drivers” below) may make their entry into the market more likely.
Regulatory Drivers
     Email Encryption Service: We have been successful in securing additional market penetration for our Email Encryption Service in our target vertical markets of healthcare, finance services and government markets. There was a significant increase in demand in the healthcare sector leading up to the April 2005 HIPAA Security Rule deadline and sales in this sector have remained generally strong since that time. The HITECH Act within the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, contains an expansion of the HIPAA laws that went into effect following the February 17, 2009, passage of the law. Key elements of the HITECH Act relating to HIPAA include increased penalties for violations, stricter and more onerous breach notification requirements, broadening the reach of the law to include previously uncovered “business associates,” and the ability for states to pursue HIPAA violations in addition to the U.S Department of Health and Human Services (“HHS”). The Company believes these changes will increase demand for email encryption by broadening the potential market and providing further incentive for potential customers to adopt email encryption technology.
     Additional federal regulations, such as GLBA, and state regulations across the country have enhanced security awareness in vertical markets outside of healthcare, and have prompted affected organizations to consider adopting systems that ensure data security and privacy.
     Recently state governments have begun to focus increasingly on encryption. The first of the email encryption state laws was passed by Nevada on October 1, 2008. On March 1, 2010, the state of Massachusetts began enforcing its new regulations as well (201 CMR 17.00). The Massachusetts regulations will be the most comprehensive encryption requirements imposed on businesses by any state and, because it covers any business with a customer or business dealing in the state of Massachusetts, it reaches far beyond its own state borders.
     Even where there are no specific regulations, corporations may demand email protection to adhere to evolving industry best practices for protecting sensitive information. In 2003 we responded to these trends by expanding our focus beyond healthcare into other vertical markets including financial services, insurance and government. As part of the strategy to penetrate the financial services sector, we targeted the relevant regulators who themselves were placing an increased emphasis on the secure transmission of sensitive information. We currently have all of the federal regulators who comprise the FFIEC as customers and our service is a recommended solution of the Conference of State Bank Supervisors, whose members regulate the more than 6,000 state-chartered banks in the U.S. We also currently have the state banking regulators in more than twenty states as customers.
     e-Prescribing Service: In the Medicare Prescription Drug and Modernization Act of 2004, e-prescribing is specifically addressed in Section 1860D-4 and also in the subsequent final rule on the Medicare Prescription Drug Benefit, which states that Part D sponsors that participate in the Part D program are required to support and comply with electronic prescribing standards. In January 2006 the initial Foundation Standards for e-prescribing went into effect, with Final Standards to be issued after additional standards are tested.
     In 2008 the U.S. Congress passed the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”). MIPPA authorized a new and separate incentive program for eligible professionals who are successful electronic prescribers (“e-Prescribers”), as defined by MIPPA. During the beginning years of the program, physicians who are e-Prescribers will be paid bonuses (which could be earned beginning in 2009). In the later years of the program, penalties will be assessed on physicians for non-use of e-prescribing.
     The HITECH Act also contains economic incentives for the adoption of health information technologies, including certified electronic health record systems (“EHRs”) that contain an e-prescribing component. Similar to MIPPA, the incentives take the form of bonuses starting in 2011, followed by penalties for non-use beginning in 2015. Throughout the course of 2009, the terms of these bonuses and penalties were analyzed by statutory committees set up for this purpose, who submitted recommendations to HHS for their definition. The terms were defined in interim rulings by HHS published in December 2009, although the process for certification itself remains undefined. While e-prescribing ultimately remained a core requirement of a certified EHR system, the ongoing uncertainties occurring in the regulatory environment factored into the strategic review of our e-Prescribing segment, and by the time these definitions were published, the Company had already announced its intentions to exit the e-Prescribing business.
Sales and Marketing
     We primarily sell our Email Encryption Service through a direct sales force that focuses on larger businesses and a telesales force that focuses on small to medium-sized accounts. We also use a network of resellers and other distribution partners, particularly other service providers seeking an encryption offering in an Original Equipment Manufacturing (“OEM”)-like relationship. In 2005 we began a program to place greater emphasis on these distribution channels, with the expectation that they will become a more significant source of revenues in the future. In 2009, 12% of our new first-year Email Encryption sales came from these OEM partners. Our partners include Google Inc., MessageLabs, Inc. (acquired by Symantec), SecureWorks, Inc., Webroot, M86 Security, and Code Green Networks.
     Prior to 2003, the healthcare market had been our highest selling and marketing priority, given the legislative requirements of HIPAA. In 2009, nearly one half of our new first-year orders still came from healthcare. Since late 2003 we have expanded our Email Encryption Service sales and marketing efforts to include the financial services, insurance and government sectors, with the financial services sector becoming a second core customer segment for us. In 2009 about one-third of the new first year orders came from the financial services sector.
     For e-Prescribing, we have not emphasized sales directly to physicians but rather have focused on other stakeholders that benefit from healthcare technology. Because of the potential savings resulting from lower drug spend and improved patient safety, we have historically partnered with health insurance companies who have underwritten the deployment and initial subscription costs of the service for the physicians. Following our December 2009 announcement of our intent to exit the e-prescribing business, we are no longer attempting to secure sales to new customers. However, we are committed to fulfilling our contractual commitments through the end of 2010 and are also renewing end-users for service during this period. In some instances, our payor sponsors are continuing to fund these prescriber renewals, but generally we contract with the physicians to pay for their renewal themselves.
Employees
     We had 136 employees as of December 31, 2009, with 83 employees categorized under the Email Encryption segment, 27 employees categorized under the e-Prescribing segment, and 26 employees categorized as Corporate. Five full-time equivalent resources were shared resources across both categories. Thirteen employees categorized under the e-Prescribing segment departed the Company in January 2010. The majority of our employees are located in Dallas, Texas; Burlington, Massachusetts; and Ottawa, Ontario, Canada.
Research and Development — Patents and Trademarks
     We incurred research and development expenses of $6,948,000, $6,158,000, and $5,322,000 for the twelve-month periods ended December 31, 2009, 2008 and 2007, respectively.
     In 2009 Email Encryption technology developments included foundation work to enable foreign language content transparency and multi-language command flexibility across several of our core systems. We designed a number of service environments for new partners and product features; some of which are intended to enable new business by building on the 2008 introduction of our data center in the United Kingdom. We implemented design improvements to reduce special customer network configurations related to our ZixGateway deployments; to improve alignment with our customers’ network and application security designs and to increase the rate and capacity of deployments for hosted ZixGateway, ZixPort® and ZixDirect services. We also continued to make investments to strengthen our feature and service suite, including delivery of a new customer-facing reporting capability and an upgrade of our Email Encryption audit software aimed at significantly increasing both efficiency and integrity.
     In the e-Prescribing technology area, we implemented major enhancements to formulary and benefits presentation and general prescriber workflows including improvements related to the prescription renewal function, additional functional flexibilities within the controlled substance prescribing process and new features to strengthen the protection of patient privacy. With our decision to make 2010 our final year of PocketScript operation, the above changes have positioned us to place the service into a steady operating state with relative containment of the risk that compliance gaps or requirements might mandate new core feature development.
     We have patents that protect certain elements of our core technology underlying the Email Encryption business. We have not realized any revenues from licensing any of our patents to third parties. We received four new U.S. patents in 2009, all pertaining to our Email Encryption business.
     The following are registered trademarks of ours and certain of our subsidiaries: “ZixCorp,” “ZixVPM,” “ZixGateway,” “ZixDirectory,” “ZixIt,” “ZixPort,” and “PocketScript.”
Compliance with Environmental Regulations
     We have not incurred, and do not expect to incur, any material expenditures or obligations related to environmental compliance issues.
Governmental Contracts
     While we do have many contracts with state and federal regulators, we do not have a material portion of our revenue related to contracts with governmental agencies. However, we believe that sales to certain of these high profile regulators lends additional credibility to our brand, and the loss of this business could influence some of our existing and potential Email customers to consider purchasing other encryption solutions besides our own.
Significant Customers
     In 2009, 2008 and in 2007 no single customer accounted for 10% or more of our total revenues.
Backlog
     Our end user order backlog is comprised of contractual commitments that we expect to amortize into revenue in the future. Backlog consists of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Email Encryption	$42,901,000	$34,728,000
e-Prescribing	1,399,000	2,661,000

Total backlog	$44,300,000	$37,389,000

     As of December 31, 2009, our backlog is comprised of the following elements: $17,299,000 of deferred revenue that has been billed and paid, $4,746,000 billed but unpaid — net, and approximately $22,255,000 of unbilled contracts.
The backlog is recognized into revenue as the services are performed. Approximately 60% of the total backlog is expected to be recognized as revenue during 2010. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

Seasonality
     Our experience has shown the third quarter can be a slow time for Email Encryption bookings. We believe this trend is the result of typical vacation schedules. Historically we have seen minimal seasonality in e-Prescribing relative to our bookings; however, we expect volume to decrease throughout 2010 as the PocketScript business winds down.
Geographic Information
     Our operations are primarily based in the U.S., with approximately 8% of employees located in Canada. Except for a United Kingdom based data center to support customers of our OEM resellers, we do not operate in, or have dependencies on, any other foreign countries. Our revenues and orders to-date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2009, were located in the U.S.
Available Information
     Our business involves risks and uncertainties, and there are no assurances that we will be successful in our efforts. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a description of certain management assumptions, risks and uncertainties relating to our operations.
     We were incorporated in Texas in 1988. Originally named Amtech Corporation, in 1999 we changed our name to ZixIt Corporation at the time we entered the encrypted email market. In 2002 we became Zix Corporation, our current name. We entered the e-prescribing market in 2003, and on December 8, 2009, announced our plan to exit from this market. We are currently targeting December 31, 2010, as the termination date for our e-Prescribing business. Our executive offices are located at 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.
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
Item 1A. Risk Factors
     Statements in this report, or in our news releases, websites, public filings, investor and analyst conferences or elsewhere, which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described below in Item 1A. Risk Factors. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements, include the risk factors described below. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks.
Our Email Encryption business depends upon customers using email to exchange confidential information, and a significant shift of those messages to other communication channels could impair our growth prospects and negatively affect our business, financial condition and financial results.
     Our Email Encryption customers deploy and use our products and services to easily, securely and confidentially send and receive encrypted email messages. Our Email Encryption business and revenue substantially depend on our current and potential customers using email to exchange sensitive information electronically. New technologies or products, or new business models that could support secure communications, could be disruptive to our business. If prospective or current customers were to send and receive sensitive information using technology or communication channels other than ours, our growth prospects and our business, financial condition and financial results could be materially adversely affected.
Public key cryptography technology used in our businesses is subject to technology integrity risks that could reduce demand for our products and services and could negatively affect our business, financial condition and financial results.
     Our Email Encryption and e-Prescribing businesses employ public key cryptography technology and other encryption technologies to encrypt and decrypt messages. The security afforded by encryption depends on the integrity of the private key, which is predicated on the assumption that it is very difficult to mathematically derive the private key from the related public key. Public reports of the successful decryption of encrypted messages or encrypted information could reduce demand for our products and services. If new methods or technologies make it easier to derive the private key from the related public key, the security of encryption services using public key cryptography technology could be impaired and our products and services could become unmarketable. That could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise harm our business. Any of these events could reduce our revenues and materially adversely affect our business, financial condition and financial results.
The growth of our business may require significant investment in systems and infrastructure with no guarantee of revenue, which could impair our profitability and negatively affect our business, financial condition and financial results.
     As our operations grow in size and scope, we may need to improve and upgrade our systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure and pursuing reduced costs per transaction. Expanding our systems and infrastructure may require us to commit substantial financial, operational and technical resources , with no assurance that the volume of business will increase, which could reduce our net income, deplete our cash, and materially adversely affect our business, financial condition and financial results.
We face strong and increasing competition, which could negatively affect our business, financial condition and financial results.
     The markets for our products and services are very competitive. With rising demand for private and secure email communications, there is increasing competition to provide email encryption products and services. Our Email Encryption business competes with products and services offered by companies such as Axway, Cisco Systems Inc., DataMotion, Echoworx, EMC Corporation, McAfee, Inc., PGP Corporation, Proofpoint, Trend Micro and Voltage Security. Increased competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Some of our competitors offer email encryption services together with products and services that we do not offer, which could make our offering less attractive by comparison. Our competitors may develop technology solutions and service offerings that are perceived by customers as equivalent to, or having advantages over, our products and services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.
Some competitors have advantages that may allow them to compete more effectively than us, which could negatively affect our business, financial condition and financial results.
     Some of our competitors have longer operating histories, more extensive operations, greater name recognition, larger technical staffs, bigger product development and acquisition budgets, established relationships with more distributors and hardware vendors, and greater financial and marketing resources than we do. These resource advantages might enable them (independently or through alliances) to develop and expand functionality of products and services faster than we can, to spend more money to market and distribute products and services than we can, or to offer their products and services at prices lower than ours. These advantages could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.
We plan to increasingly rely on third party distributors to help us market our Email Encryption products and services, and our failure to succeed in those relationships could negatively affect our business, financial condition and financial results.
     We plan to increase the distribution of our Email Encryption products and services by entering into alliances with third parties who can offer our products and services along with their own products and services. Increased reliance on third parties to market and distribute our products and services exposes us to a variety of risks. For example, we have limited control over the timing of the delivery of our products to customers by third-party distributors, which could increase the length of our sales cycle, cause our revenue to fluctuate unpredictably and make it difficult to accurately forecast our revenue. We may not succeed in developing or maintaining marketing alliances. Companies with which we have marketing alliances may in the future discontinue their relationships with us, form marketing alliances with our competitors, or develop and market their own products and services that compete with ours. If a significant distributor were to discontinue its relationship with us, we could experience a interruption in the distribution of our products and services and our revenues could decline. Our failure to develop, maintain and expand strategic distribution relationships could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.
Our business substantially depends on market acceptance of our Email Encryption service, and our failure to achieve market penetration could negatively affect our business, financial condition and financial results.
     Our revenue and financial results are increasingly dependent on our Email Encryption business. In order to operate profitably, we must achieve broad market acceptance of our Email Encryption service at a price that provides an acceptable rate of return relative to our costs. We have been successful in selling our products and services to various high-profile customers, particularly in the healthcare, financial services and government segments of our market. The acceptance and use of our Email Encryption products and services by those significant customers facilitates our sales to potential customers, and an expanding base of users in the Zix Directory aids in our market penetration and expansion. We must continue to respond to evolving business models for technology offerings in order to achieve market acceptance. The loss of an influential customer could impair our ability to expand the market penetration of our products and services, or cause us to reduce prices, which could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.
Unfavorable economic and political environments could negatively affect our business, financial condition and financial results.
     Adverse economic conditions in markets in which we operate can harm our business. If economic growth in those markets is slow, or credit is unavailable at a reasonable cost, current and potential customers may delay or reduce technology purchases, including the deployment or expansion of our Email Encryption products and services.

This could result in reduced sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, adverse economic conditions could negatively affect the cash flow of our customers and distributors, which might result in failures or delays in payments to us. This could increase our credit risk exposure and delay our recognition of revenue. If these conditions remain uncertain or persist, spread or deteriorate further, our business, financial condition and financial results could be materially adversely affected.
Our failure to keep pace with rapid technology changes could have a negative impact on our business, financial condition and financial results.
     The markets for our products and services are characterized by rapid technological developments and frequent changes in customer requirements. We must continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings. We must ensure that our products and services address evolving operating environments, industry trends, certifications and standards. For example we must expand our offerings for virtual computer environments and mobile environments to support a broader range of mobile devices. We also must develop products that are compatible with new operating systems while remaining compatible with existing, popular operating systems. Our business could be harmed by our competitors announcing or introducing new products and services that could be perceived by customers as superior to ours. We spend considerable resources on technology research and development, but our research and development resources are more limited than many of our competitors. Unforeseen requirements in our e-Prescribing business could cause us to divert resources from our Email Encryption business. Our business substantially depends on our ability to keep pace with rapid technological and market changes and we may be unable to introduce new or enhanced products into the market on a timely basis, or at all. Our enhancements to existing products and services, or our potential new products and services, may not receive customer acceptance. Our failure to introduce new or enhanced products on a timely basis, to keep pace with rapid industry, technological or market changes or to gain customer acceptance for our products and services could have a material adverse effect on our business, financial condition and financial results.
If our products do not work properly, our business, financial condition and financial results could be negatively affected.
     We produce complex products that incorporate leading-edge technology, including both hardware and software, that must operate in a wide variety of technology environments. Software may contain defects or “bugs” that can interfere with expected operations. There can be no assurance that our testing programs will be adequate to detect all defects, which might decrease customer satisfaction with our products and services. The product reengineering cost to remedy a product defect could be material to our operating results. Defects or errors in our PocketScript system could cause us to divert resources from our Email Encryption business and could result in inaccurate prescriptions being generated, which could result in injury or death to patients. Our inability to cure a product defect could result in the temporary or permanent withdrawal of a product or service, negative publicity, damage to our reputation, failure to achieve market acceptance, lost revenue and increased expense, any of which could have a material adverse effect on our business, financial condition and financial results.
The infrastructure supporting our Email Encryption business may suffer capacity constraints and business interruptions that could cause us to lose customers, increase our operating costs and could negatively affect our business, financial condition and financial results.
     Our business depends on our providing our customers reliable, real-time access to our data centers and networks. Customers will not tolerate a service hampered by slow delivery times, unreliable service levels, service outages, or insufficient capacity. System capacity limits or constraints arising from unexpected increases in our volume of business could cause interruptions, outages or delays in our services, or deterioration in their performance, or could impair our ability to process transactions. We may not be able to accurately project the rate of increase in usage of our network or to timely increase capacity to accommodate increased traffic on our network. System delays or interruptions may prevent us from efficiently providing services to our customers or other third parties, which could result in our losing customers and revenues, or incurring liabilities that could have a material adverse effect on our business, financial condition and financial results.

Our Email Encryption business depends substantially on our data center facilities, and their unreliability or unavailability for a significant period could cause us to lose customers and could negatively affect our business, financial condition and financial results.
     Much of the computer and communications hardware upon which our businesses depend is located in our data center facilities in Dallas and Austin, Texas and in the United Kingdom. Our data centers might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, hostilities or war or other events. Computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions affecting the internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Problems affecting our systems might be expensive to remedy and could significantly diminish our reputation and prevent us from providing services. An incident that interrupts our data center operations or our networks could result in loss of revenues, failure to achieve market acceptance, diversion of resources, injury to our reputation, liability and increased costs. We do not carry sufficient insurance to compensate us for all reasonably conceivable losses that may occur as a result of any of these events. The occurrence of any of these events could materially adversely affect our business, financial condition and financial results.
Outages or problems with systems and infrastructure supplied by third parties could negatively affect our business, financial condition and financial results.
     Our businesses rely on third-party suppliers of the global telecommunications infrastructure. We use various communications service suppliers and the global internet to provide network access between our data centers, our customers and end-users of our services. If those suppliers do not enable us to provide our customers with reliable, real-time access to our systems, we may be unable to gain or retain customers. These suppliers periodically experience outages or other operational problems. Any of these outages or problems could materially adversely affect our business, financial condition and financial results.
Problems with enforcing our intellectual property rights or using third party intellectual property could negatively affect our business, financial condition and financial results. Our proprietary rights may be difficult to enforce and may offer limited protection of our intellectual property rights against potential infringers.
     We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our products and services. These patents or other proprietary rights might be challenged, invalidated or circumvented. The steps we have taken to protect our proprietary information may not prevent its misuse, theft or misappropriation. Competitors may independently develop technologies or products that are substantially equivalent or superior to our products or that inappropriately incorporate our proprietary technology into their products. Some jurisdictions may not provide adequate legal protection of our intellectual property rights.
We may have to defend our rights in intellectual property that we use in our services, and we could be found to infringe the intellectual property rights of others, which could be disruptive and expensive to our business.
     We may have to defend against claims that we or our customers are infringing the rights of third parties in patents, copyrights, trademarks and other intellectual property. Intellectual property litigation and controversies are disruptive and expensive. Even unmeritorious claims brought against our customers may harm our reputation and customer relationships, and may have to be settled for significant amounts. Infringement claims could require us to develop non-infringing services or enter into expensive royalty or licensing arrangements. Our business, financial condition and financial results could be materially adversely affected if we are not able to develop non-infringing technology or license technology on commercially reasonable terms.

We may face risks from using “open source” software that could negatively affect our business, financial condition and financial results.
     Like many other software companies, we may use “open source” software in order to add functionality to our products quickly and inexpensively. Open source software license terms could adversely affect our intellectual property rights in our products that include open source software. We could lose the right to use the open source code if we fail to comply with the license obligations. Using open source code could also cause us to inadvertently infringe third-party intellectual property rights.
We may fail to recruit and retain key personnel, which could impair our ability to meet key objectives.
     Our success depends on our ability to attract and retain highly-skilled technical, managerial, sales, and marketing personnel. Changes in key personnel may be disruptive to our business. It could be difficult, time consuming and expensive to replace key personnel. Integrating new key personnel may be difficult and costly. Volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price. It may take significant time to locate, retain and integrate qualified management personnel, which could negatively affect our business, financial condition and financial results.
Our usage of personal information, and inadvertent exposure of confidential information, could cause us to violate data privacy laws or lose customers and could negatively affect our business, financial condition and financial results.
     In our Email Encryption and e-Prescribing businesses, we collect, process, store, use and transmit large amounts of personally identifiable information about individuals, such as personal healthcare or financial information. Our handling of these types of data is increasingly subject to regulation around the world. These regulations may result in conflicting requirements. Our business could be materially adversely affected if legal restrictions on the use of personally identifiable information are expanded or are interpreted in ways that conflict with our business practices or increase our costs. Unauthorized disclosure of personal information (including through intrusion by a hacker) or other failure by us to comply with data privacy requirements could subject us to significant penalties, remediation and other expenses, and damage to our reputation, any of which could have a material adverse effect on our business, financial condition and financial results.
Governmental restrictions on the sale of our products and services in non-U.S. markets could negatively affect our business, financial condition and financial results.
     Exports of software solutions and services using encryption technology, such as our Email Encryption Service, are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our Email Encryption service to almost all countries, the list of countries to which we cannot export our products and services could be expanded in the future. In addition, some countries impose restrictions on the use of encryption solutions and services such as ours. The cost of compliance with U.S. and other export laws, or our failure to obtain governmental approvals to offer our products and services in non-U.S. markets, could affect our ability to sell our products and services and could impair our international expansion. We face a variety of other legal and compliance risks. If we or our distributors fail to comply with applicable law and regulations, we may become subject to penalties, fines or restrictions that could materially adversely affect our business, financial condition and financial results.
Our financial performance could be erratic and asset impairments could negatively affect our financial condition and financial results.
     Although we generate adequate cash flow from operations and we expect to be profitable, we may not continue to produce sufficient cash flow or show a profit. We have incurred significant operating losses in past years. Our liquidity and capital resources are limited. We expect our e-Prescribing business will generate sufficient cash to offset its expenses as we wind it down during 2010, but we could experience a revenue shortfall if our e-Prescribing customers do not renew their contracts as we have planned throughout 2010. Our balance sheet reflects goodwill relating to our Email Encryption business, as well as other assets. We periodically evaluate the carrying value of our goodwill and other assets to determine if their values have been impaired, which could require us to recognize a non-cash charge to earnings. Any of these circumstances could materially adversely affect our business, financial condition and financial results.
The market price of our securities could be volatile and our securities may decline in value.
     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. In addition to stock price volatility related to our business performance, our stock price may fluctuate due to events affecting our industry or our competitors, as well as general economic and political conditions. Any of these circumstances could cause our securities to decline in value.
Exercises of options and warrants for our common stock would dilute the ownership interests of existing shareholders and could negatively affect the value of our securities.
     We have a significant number of outstanding warrants and options, including options held by our employees. The exercise of warrants or options, and the resulting issuance of additional shares of our common stock, would substantially dilute the ownership interests and voting rights of our current shareholders. Issuance or sales of those additional shares could cause our securities to decline in value.
Our issuances of additional debt or equity securities could dilute the ownership interests of existing shareholders and could negatively affect the value of our securities.
     We may issue additional debt or equity securities, including convertible debt, common and convertible preferred stock, and warrants to acquire common or preferred stock. Those securities could be issued in public or private transactions, at or below the then-prevailing market price of our securities. In addition, we may grant our employees shares of our common stock and options to purchase those shares. Our issuance of additional securities could substantially dilute the ownership interests and voting rights of our current shareholders. Issuance or sales of those additional shares could cause our securities to decline in value.
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

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     During 2009 we leased properties that are considered significant to the operations of the business in the following locations: Burlington, Massachusetts; Ottawa, Ontario, Canada; the United Kingdom; and Dallas and Austin, Texas. The Burlington location is used for Email Encryption sales and marketing activities. The Ottawa office is used for some of our client services and sales support activities for both product lines. The United Kingdom facility is used exclusively for Email Encryption activities and provides data center support for our large OEM partners outside of the U.S. The Dallas office is our headquarters, which includes research & development, marketing, sales and all general administrative services, and the ZixData Center. Our Austin location is used for fail-over and business continuity services and is not used to support normal ongoing operations. Our facilities are suitable for our current needs and are considered adequate to support expected near term growth.
     We also had office space in Mason, Ohio. In April 2007 we sublet this office space, the terms of which coincided with our original property lease, which expired in October 2009.
Item 3. Legal Proceedings
     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial statements.
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for 2009 and 2008. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

	2009		2008
Quarter Ended	High	Low	High	Low

March 31	$1.73	$0.88	$4.74	$2.50
June 30	$1.94	$0.95	$4.16	$2.25
September 30	$2.54	$1.49	$3.70	$1.81
December 31	$2.30	$1.53	$2.34	$0.94
     At March 5, 2010, there were 63,887,125 shares of common stock outstanding held by 523 stockholders of record. On that date, the last reported sales price of the common stock was $2.19.
     We have not paid any cash dividends on our common stock since 1995 and do not anticipate doing so in the foreseeable future. Applicable governing law prohibits the payment of any dividends unless our net assets (total assets minus total liabilities) exceeds the amount of dividends.
     For information regarding stock-based compensation awards outstanding and available for future grants, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
     During 2009, we did not engage in any share repurchase program of our common stock.
Performance Graph
     The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2009, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2004, in our common stock and in each of the two indices and assumes reinvestment of dividends, if any. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto included elsewhere herein. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenues (1)	$30,651	$28,035	$24,114	$18,358	$13,964
Cost of revenues	9,384	9,850	10,866	12,552	14,194

Gross margin	21,267	18,185	13,248	5,806	(230)
Research and development expenses	6,948	6,158	5,322	6,085	6,520
Selling, general and administrative expenses	18,880	18,033	17,961	23,188	26,358
Customer deposit forfeiture (2)	—	—	(2,000)	(1,000)	(960)
Net (gain) loss on sale of product lines	—	—	—	(53)	3,716
Loss on extinguishment of convertible debt (3)	—	—	255	871	1,283
Asset impairment charge	—	—	—	125	288
Interest expense	21	—	171	1,126	6,848
(Gain) on derivatives	—	—	—	(4,043)	—
Loss from continuing operations	(4,435)	(5,442)	(8,102)	(19,508)	(43,596)
Basic and diluted loss per common share from continuing operations	$(0.07)	$(0.09)	$(0.13)	$(0.34)	$(1.20)
Shares used in computing basic and diluted loss per common share	63,422	62,982	60,424	57,068	36,452
Statements of Cash Flows Data:
Net cash flows provided by (used for):
Operating activities	$603	$2,064	$(1,443)	$(16,678)	$(24,901)
Investing activities	(1,138)	493	(3,155)	3,914	22,767
Financing activities	577	164	2,339	5,307	18,518
Balance Sheet Data:
Cash, Cash Equivalents and Marketable Securities	$13,312	$13,245	$12,258	$12,783	$20,240
Working capital (deficit)(4)	(3,283)	(3,010)	(979)	(897)	9,348
Total assets	19,748	19,357	19,474	20,366	34,115
Debt obligations	312	—	—	2,916	7,063
Stockholders’ (deficit) equity	(1,989)	(1,303)	(289)	927	10,397

Our consolidated financial statements include for 2005 the results from operations for a previously acquired business, Elron Software, in 2003, and a January 2004 acquisition, MyDocOnline. In 2005, the two product lines relating to the Elron Software acquisition were sold in March and the one remaining MyDocOnline product line, Dr. Chart, was sold in September.

(1)	Revenues for the year 2005 include the previous acquisitions of MyDocOnline and Elron Software. Revenues resulting from these acquisitions, which were subsequently sold as indicated immediately above, totaled $0.9 million.

(2)	See Note 11 to the consolidated financial statements for an explanation of the customer deposit forfeiture.

(3)	See Note 12 to the consolidated financial statements for an explanation on the early extinguishment of debt items.

(4)	Working capital includes deferred revenue totaling $14.5 million, $15.0 million, $12.6 million and $8.4 million as of December 31, 2009, 2008, 2007 and 2006 respectively. Working capital also includes customer deposits totaling $2.0 million as of December 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described above in Item 1A. Risk Factors. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We are a leader in providing secure, Internet-based applications in a SaaS model. These applications connect, protect and deliver information in a secure manner, enabling the use of the Internet for applications requiring a high level of security in the healthcare, finance, insurance, and government sectors. Our core competency is the ability to deliver these complex service offerings with a high level of availability, reliability, integrity, and — particularly — security. We operate under two reporting segments, Email Encryption Service (“Email” or “Email Encryption”) and e-Prescribing Service (“e-Prescribing”) where we offer these services on a subscription basis to our customers who subscribe to use the services for a specified term. As stated in “Item 1. Business”, we have announced our intention to exit the e-Prescribing business by December 31, 2010, following the completion of existing obligations associated with this business segment. Directly related to this wind-down of operations, we made significant cost reductions and incurred severance expense during 2009, both resulting from reductions in headcount.
     For the year ended December 31, 2009, we improved on record performance in the prior year and achieved our best financial results to date. A 17% growth in revenue, 83% gross margin and strong cash collections in the Email business led to improved performance. However, our e-Prescribing business continued incurring significant losses. The cash flow we receive from our Email business is supporting the cash needs of our e-Prescribing business, which consumed a significant amount of cash and has incurred operating losses. We believe the decision to wind-down the e-Prescribing business will significantly improve our financial performance due largely to the cost reductions implemented in 2009. For 2010, we expect the e-Prescribing business to be breakeven or achieve a slight operating profit.
     We primarily sell our Email Encryption Service through direct sales and telesales. We also use a network of resellers and other distribution partners, particularly other service providers seeking an encryption offering in an OEM-like relationship.
Strategy and Focus Areas
     We credit the growth we experienced during 2009 to the continued development and growth of our email encryption subscription business. The Company seeks to build and maintain reliable revenue growth by adding new customers while retaining a high percentage of existing customers.
     After the years required to achieve critical mass in the Email business with the subscription model combined with the decision to wind-down the e-Prescribing business, we believe we entered a new phase of financial stability in 2009. The subscription model initially required large up-front investment to establish the service, but over time, the fixed set-up costs are exceeded by the recurring subscription and transaction fees, and incremental costs to add new users are relatively low.
     We delivered several new service enhancements during 2009 for both our Email and e-Prescribing segments. For our Email business, we completed new development related to enabling foreign language content transparency and multi-language command flexibility, new service environments for new partners and product features, improvements designed to reduce special configuration requirements for ZixGateway deployments (including development of the technologies required to enable virtual machine flexibility), and other improvements including new customer facing reporting and upgrades to our Email Encryption audit software. For e-Prescribing, we implemented major enhancements to formulary and benefits presentation and prescription renewal functions. The enhancements to the e-Prescribing services will help to ensure a steady operating state on the platform during the final year of operation of this business segment.

     We continue to balance the cash produced by our more mature segment, Email Encryption, with the cash required by our e-Prescribing segment. Operationally, our success is primarily dependent upon the following key metrics:
•	Rate of new subscriptions (termed “New First Year Orders” (“NYFO”)) for the Email Encryption Service;

•	Renewal rates for the Email Encryption Service;

•	Total orders (includes NYFO’s, second and third years on multi-year orders and renewals);

•	Our ability to increase business volume with minimal cost increases, and;

•	Successful wind-down of the e-Prescribing Service by meeting cost objectives while executing on existing customer obligations.
     Known trends regarding these key metrics and their implication on our current and future capital requirements are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).
     There are no assurances we will be successful in our efforts to achieve these key metrics. Our continued growth depends on the timely development and market acceptance of our products and services. Driven primarily by the growth of the Email business combined with the cost reductions associated with the wind-down of the e-Prescribing business, we have improved fundamentals in our cash flow performance despite the significant amount of costs associated with our strategic review of e-Prescribing. For 2009 we were cash flow positive, following up on 2008 when we were cash flow positive for the first time in our history. We will continue to place a strong emphasis on actions to improve our cash flow, while balancing the continuing need for investments in developing our service offerings. See “Item 1A. Risk Factors” for more information on the risks relative to our operations and future prospects.
Revenue
     Revenue increased by 9% in 2009 compared with 2008. Our growth was driven by a 17% increase in the revenue for our Email Encryption business where our successful subscription model yielded steady additions to the subscriber base — coupled with a high rate of renewing existing customers. The increase from our Email segment was partially offset by a decrease in our e-Prescribing segment where we saw a reduction in our revenue primarily driven by lower transaction related fees and fewer deployments in 2008 and early 2009 compared to the prior twelve month period.
Operating Margins
     For the year ended 2009, our gross margin of $21.3 million increased 17% compared with 2008. This increase was primarily driven by increased revenues from our Email Encryption segment on a largely fixed cost structure. The reduction in gross margin attributable to the drop in our e-Prescribing revenue was partially offset by a corresponding lower cost of revenues resulting from cost reductions related to the wind-down of that segment.
Other Financial Highlights
•	For Email Encryption, our sales backlog was $42.9 million in 2009, compared with $34.7 at the end of 2008

•	For Email Encryption, our total orders for 2009 were $35.2 million, an increase of 20% from the 2008 total orders of $29.2 million

•	Our deferred revenue at the end of 2009 was $17.3 million, compared with $17.4 million at the end of 2008

•	We generated cash flows from operations of $0.6 million during 2009. Our cash and cash equivalents, together with our investments, were $13.3 million at the end of 2009, compared with $13.2 million at the end of 2008

•	We maintained a strong renewal rate of 91% for those eligible Email Encryption contracts that came up for renewal in 2009. The loss of annual revenue due to non-renewal was approximately $976,000

•	We topped 20 million user Email addresses with our Email Encryption Service, with an increased growth rate of approximately 100,000 new Email addresses each week

•	We announced our planned exit from the e-Prescribing business. We are targeting December 31, 2010, as the official termination date for this segment
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
     Generally speaking, we develop, market and support applications that connect, protect and deliver information in a secure manner. Our services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption and e-Prescribing subscription-based services, various transaction fees and related professional services. The majority of the revenues generated are through direct sales; however, our Email Encryption Service employs a combination of direct sales and a network of resellers and other distribution partners.

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
     Both the Email Encryption and the e-Prescribing Services are subscription-based services. Providing these services includes delivering subscribed-for software and providing secure electronic communications and customer support throughout the subscription period. Our email subscribers generally execute multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. Subscription fees received from customers are initially recorded as deferred revenue and then recognized as revenue ratably over the subscription period.
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
Income Taxes
     Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal income tax returns. At December 31, 2009, we continued to provide a full valuation allowance against most of our accumulated U.S. deferred tax assets of $113,210,000, reflecting our historical losses and the uncertainty of future taxable income. Our total deferred tax asset not subject to a valuation allowance, is valued at $69,000, and consists of $48,000 for U.S. state income tax credits that are substantially certain of realization in 2010 because the underlying tax is not contingent on U.S. profitability and $21,000 for a Canadian deferred tax asset relating to temporary timing differences between GAAP and tax-related expense. If we begin to generate U.S. taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of December 31, 2009, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $440,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
Valuation of Goodwill and Other Intangible Assets
     We account for the valuation of goodwill and other intangible assets after classifying intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with finite lives, tests for impairment must be performed if conditions exist that indicate that the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. We have intangible assets with finite lives subject to amortization, which became fully amortized in early 2007 following their costs being ratably amortized over their respective, estimated useful lives of three years. We have no intangible assets with indefinite lives not subject to amortization.
     Goodwill was $2,161,000, or 11% of total assets at December 31, 2009 and 2008 and relates to our Email Encryption business.
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
Stock-based Compensation
     We have non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. The plans require the exercise price of options granted under these plans to equal or exceed the fair market value of the Company’s common stock on the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Employee options generally vest pro-rata and quarterly over three years. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. We currently use the straight-line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, we used the intrinsic value method to account for stock-based compensation plans. Our share-based awards are limited to stock options.
Full Year 2009 Summary of Operations
Financial
•	Revenue for 2009 was $30,651,000 from all products compared with $28,035,000 in 2008 and $24,114,000 in 2007.

•	Gross margin for 2009 was $21,267,000 or 69% of revenues compared to $18,185,000 or 65% of revenues in 2008.

Email Encryption — gross margin for this segment was $21,831,000 or 83% of revenues compared to $18,499,000 or 82% of revenues in 2008.

e-Prescribing — gross loss for this segment was $564,000 or a negative 13% of revenues compared to a loss of $314,000 or a negative 6% of revenues in 2008.

•	Net loss for the year 2009 was $4,435,000 compared with $5,442,000 in 2008 and $8,102,000 in 2007.

•	Ending unrestricted cash was $13,287,000 on December 31, 2009.
Results of Operations
Revenues
     The following table sets forth a year-over-year comparison of our total revenues by product lines:

				Variance		Variance
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
Email Encryption	$26,407,000	$22,604,000	$17,982,000	$3,803,000	17%	$4,622,000	26%
e-Prescribing	4,244,000	5,431,000	6,132,000	(1,187,000)	(22%)	(701,000)	(11%)

Total revenues	$30,651,000	$28,035,000	$24,114,000	$2,616,000	9%	$3,921,000	16%

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

	2009	2008	2007
New first year order value	$6,478,000	$5,460,000	$5,514,000
Renewal percentage	91%	94%	99%
Lost revenue due to lost renewals	$976,000	$652,000	$69,000
     We believe the decline in our renewal percentages has been the result of both the current state of the economy and of competition in this market. Reduced IT budgets have forced some of our customers to consider cutting back on the renewal of our services, or in some cases to forego an email encryption solution altogether. In other cases, competition has been the primary driver, manifesting either through lower prices or alternative solutions which bundle email encryption with anti-spam and anti-virus services.
     Our go-to-market model of selling involves primarily multiple-year subscription contracts with the fees paid annually at the inception of each year of service. As a result, a high percentage of customers subscribe to the Email Encryption Service for a three-year term versus a one-year term. We expect this preference for a longer contract term by a high percentage of our customers to continue in 2010, as we have priced our services in a manner that encourages longer-term contractual commitments from customers.
     Our list pricing for Email Encryption has remained generally consistent in 2009 when compared with 2008. Due to the economic downturn we have experienced some pricing pressure resulting in discount percentages off our list price during the periods shown above.
     There are no assurances that potential increased competition in this market or other factors will not result in future price erosion. Price erosion, should it occur, could have a dampening effect on our new orders and/or renewal rates as previously discussed.
     e-Prescribing — The decrease in revenue between 2009 and 2008 was primarily related to three items: lower transaction related fees after reaching the contractual cap with one customer in the first half of 2008, fewer deployments in 2008 and early 2009 compared to the prior twelve month period, and a one-time contract catch-up that occurred in 2008 involving the achievement of deployment-related metrics for a single customer contract.
     The decrease in revenue between 2008 and 2007 was largely due to reaching the contractual cap for a single payor contract mentioned above. A one-time custom development project for a large clinic and a utilization bonus from one of our sponsors occurring in 2007 also contributed to the decrease in revenues when compared to 2008. Additionally, the impact of fewer e-Prescribing deployments in 2008 (approximately 725 deployments in 2008 versus approximately 1,950 in 2007) contributed to the decline in deployment revenue year-over-year, but to a lesser extent. These decreases were partially offset by an increase in renewal revenues.
Revenue Outlook:
     Our revenue growth in 2010 is primarily expected to come from continued success in the Email Encryption business.
     With our continued focus in Email Encryption on sectors such as healthcare, financial services, insurance and government, along with the increased use of indirect OEM distribution channels, we expect to see the business increase its new first year order rate in 2010 and fuel a continued increase in our year-over-year revenue growth rate.
     We have announced our intention to exit the e-Prescribing business, and expect our 2010 revenue for this segment to decline accordingly, to approximately 50 to 60% of the 2009 annual total.

Backlog, Orders, and Deployments
     Company-wide Backlog — Our end-user order backlog is comprised of contractually bound agreements that we expect to fully amortize into revenue. As of December 31, 2009, the backlog is comprised of the following elements: $17,299,000 of deferred revenue that has been billed and paid, $4,746,000 billed but unpaid — net, and approximately $22,255,000 of unbilled contracts. The backlog divided by segment is $42,901,000 for Email Encryption and $1,399,000 for e-Prescribing.
     The backlog is recognized into revenue as the services are performed. Approximately 60% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     Email Encryption Orders — Total order input for Email Encryption in 2009 was $35,190,000 compared with $29,248,000 in 2008. Total orders include customer orders that management separates into three components for measurement purposes: contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. The NFYOs were $6,478,000 in 2009 and $5,460,000 in 2008.
     e-Prescribing — We have targeted December 31, 2010, to exit the e-Prescribing business. While we deployed approximately 940 prescribers in 2009 versus approximately 725 prescribers in 2008, we do not expect to deploy a material number of physicians in 2010. We intend to limit any such deployments to add-on requests to practices with existing PocketScript customers. However, we are committed to fulfilling our contractual obligations through the end of 2010 and are also renewing end-users for service during this period. In some instances, our payor sponsors are continuing to fund these prescriber renewals, but generally we contract with the physicians to pay for their renewal themselves.
     Other sources of revenue include transaction and usage-based fees. We recognized $787,000 in total transaction and usage-based fees in 2009 versus $1,216,000 in 2008. The decrease in fees was primarily due to reaching an upper invoicing limit associated with the usage-based fees in a single payor contract in the first half of 2008.
     Transaction fees are contingent on the number of prescribers using our e-Prescribing service. As of December 31, 2009, approximately 2,680 active prescribers were using our service, compared to approximately 3,200 at year end 2008. One clinic accounted for approximately 400 of the decrease in total active prescribers. This large clinic had previously notified us that they would discontinue our e-Prescribing Service in 2009 as they completed their migration to a full electronic medical record solution. We expect to see further attrition to our number of active prescribers throughout 2010 as physicians at other practices determine what action to take in light of our announced exit from the e-Prescribing business.
Cost of Revenues
     The following table sets forth a year-over-year comparison of the cost of revenues by product line.

				Variance		Variance
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
Email Encryption	$4,576,000	$4,105,000	$4,361,000	$471,000	11%	$(256,000)	(6%)
e-Prescribing	4,808,000	5,745,000	6,505,000	(937,000)	(16%)	(760,000)	(12%)

Total cost of revenues	$9,384,000	$9,850,000	$10,866,000	$(466,000)	(5%)	$(1,016,000)	(9%)

     The cost of revenue improvement for the twelve months ended December 31, 2009, versus the twelve months ended December 31, 2008, resulted primarily from reduced e-Prescribing costs directly related to the low touch model adopted during the strategic review, the decline in deployment activity during the last half of 2009 and the subsequent wind-down plan for this business unit. These actions associated with the e-Prescribing business drove approximate year over year reductions in salaries and benefits ($500,000), cost of contractors performing installations ($300,000), lower expenses related to installed hardware devices ($200,000) and lower allocation of shared expenses, such as corporate costs including insurance and facility costs and personnel-related costs for employees who provide services for both lines of business ($250,000). These reductions were partially offset by increased severance costs associated with the e-Prescribing wind-down of $300,000 and other net increases totaling approximately $13,000. These cost reductions were partially offset by a slight increase in Email Encryption costs, primarily associated with the costs of our United Kingdom co-location site accounting for approximately $250,000 of the increase in cost of revenues. With the reductions in the e-Prescribing business, the Email Encryption business absorbed a larger percentage of shared customer service and the network operations center costs which were the primary contributors to the remaining cost increase for the Email Encryption business.
     The cost of revenue improvement for the twelve months ended December 31, 2008, versus the twelve months ended December 31, 2007, resulted primarily from a reduced rate of e-Prescribing deployments. New e-Prescribing deployments in 2008 were 725 compared to 1,950 in 2007. Additionally, despite higher Email Encryption revenue, the relatively fixed cost structure of the Email Encryption business model, combined with slightly lower cost of professional services and lower depreciation expense drove lower cost of revenue between periods for the Email Encryption product line.
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
     e-Prescribing — The Company’s low touch model adopted during the strategic review, the decline in deployment activity during the second half of 2009 and the subsequent decision to wind-down the e-Prescribing business drove costs down in 2009 versus 2008. These reductions included reduced headcount, contracted installation personnel reductions, reduction in device costs and allocated shared costs as described above. Consistent with the wind-down of the e-Prescribing business, we expect cost of revenues to decline in 2010.
Research and Development Expenses
     The following table sets forth a year-over-year comparison of our research and development expenses:

				Variance		Variance
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ %		$ %
Total research and development expenses	$6,948,000	$6,158,000	$5,322,000	$790,000	13%	$836,000	16%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other non-people costs associated with improving our existing products and services and developing new products and services. The increase in research and development expense in 2009 compared to 2008 resulted primarily from (i) a $488,000 increase in salaries and benefits resulting from increases in average headcount; (ii) an $84,000 increase in severance costs associated with the decline of our e-Prescribing business; (iii) a $140,000 increase in allocated IT and occupancy costs due to increase in average headcount and (iv) an increase of $83,000 in stock-based compensation expense. These increases were partially offset by various small reductions in other expense associated with research and development activities. New development activities included improvements in foreign language transparency and multi-language flexibility, service environments designed to enable new business by building on our 2008 introduction of our data center in the United Kingdom as well as other efficiency and integrity improvements to our product suite.
     The increase in research and development expense in 2008 compared to 2007 was primarily attributable to (i) a $750,000 increase in salary and benefit expense resulting from an increase in average headcount and salary increases involving both product lines and (ii) a $150,000 increase in stock-based compensation expense, partially offset by decreases in various other non-people expenses associated with research and development activities. New development activities included those related to significant e-Prescribing enhancements to formulary and benefits presentation and prescriber workflow, as well as the establishment of a United Kingdom based data center for our Email Encryption business to support customers of our OEM resellers.
     For 2010 we plan on continued research and development investment in our Email Encryption products and expect research and development costs related to this product to increase while the costs associated with the e-Prescribing business will decrease consistent with the wind-down of that business. Overall, we expect total research development costs to decrease in 2010 due to the impact of the wind-down of the e-Prescribing business.

Selling, General and Administrative Expenses
     The following table sets forth a year-over-year comparison of our selling, general and administrative expenses:

				Variance		Variance
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ %		$	%
Total selling, general and administrative expenses	$18,880,000	$18,033,000	$17,961,000	$847,000	5%	$72,000	—
     Selling, general and administrative expenses consist primarily of salary, commissions, travel, stock-based compensation and benefits for marketing, selling and executive and administrative personnel. Also included are costs associated with advertising and promotions as well as fees for professional services and other general corporate activities. The increase in selling, general and administrative expenses in 2009 compared to 2008 reflected (i) a $446,000 increase in salaries and benefits related to severance costs; (ii) a $659,000 increase in professional fees and (iii) a $383,000 increase in stock-based compensation expense. These increases were partially offset by (i) a $526,000 decrease in travel expenses and (ii) decreases in various other expenses associated with selling, marketing and corporate administrative activities.
     The net increase in salaries and benefits of $446,000 described above included approximately $950,000 of non-recurring severance expenses. Excluding these severance expenses, salaries and benefits declined year over year due to lower average headcount. The increase in professional fees of $659,000 year-over-year included approximately $300,000 of non-recurring expenses associated with the Company’s strategic review of the e-Prescribing business and subsequent wind-down decision. The remaining increase of approximately $359,000 resulted primarily from increased outside legal fees, much of which was incurred in the third quarter of 2009 following the departure of the Company’s general counsel.
     The increase in selling, general and administrative expenses during 2008 compared to 2007 reflected higher stock-based compensation expense of approximately $950,000 partially offset by (i) an approximate $600,000 decrease in salary, benefit and commission expense for individuals performing selling, marketing and administrative activities due to a decrease in average headcount; (ii) a $256,000 decrease in professional fees and (iii) decreases in various other expenses related to sales and marketing activities.
     Total selling, general and administrative expenses for 2010 are expected to decrease compared to the 2009 levels due to lower average headcount and lower severance expenses.
Customer Deposit Forfeiture
     In 2007 we recorded a $2,000,000 forfeiture of a customer deposit in accordance with a Master Services Agreement, which was entered into in 2004 at the time of the MyDocOnline acquisition (see Note 11 to the consolidated financial statements).
Loss on Impairment of Operating Lease
     In April 2007 we sublet our unoccupied office space in Mason, Ohio. The terms of this agreement coincided with our original property lease, which expired in October 2009. We made rent payments throughout the sublease period in the amounts of $79,000, $107,000 and $90,000 for years 2007, 2008 and 2009, respectively. These amounts were partially offset by the receipt of sublease payments totaling $32,000, $79,000 and $65,000 in years 2007, 2008 and 2009, respectively and recorded to other income.
Interest Expense
     Interest expense for 2009 was $21,000 consisting of interest related to a license subscription promissory note payable. We incurred no interest expense in 2008. Interest expense for 2007 was $171,000, consisting of $83,000 for stated interest on notes and $88,000 for related discount amortization.

Investment and Other Income
     Investment and other income was $214,000, $606,000 and $640,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The decreasing amounts in all years presented was primarily driven by lower interest rates.
Income Taxes
     Our Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. Effective at the beginning of the first quarter of 2007, we adopted a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of December 31, 2009, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $440,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate. See Note 18 to the consolidated financial statements for additional information.
     Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. At December 31, 2009, the Company continued to provide a full valuation allowance against most of our accumulated U.S. deferred tax assets of $113,210,000, reflecting the Company’s historical losses and the uncertainty of future taxable income. Our total deferred tax asset not subject to a valuation allowance, is $69,000, and consists of $48,000 for U.S. state income tax credits that are substantially certain of realization in 2010 because the underlying tax is not contingent on U.S. profitability and $21,000 for a Canadian deferred tax asset relating to temporary timing differences between GAAP and tax-related expense. If we begin to generate U.S. taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
     Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower or higher than anticipated; by tax effects of nondeductible compensation; or by changes in tax laws, regulations, or accounting principles, including accounting for uncertain tax positions or interpretations thereof. Significant judgment is required to determine the recognition and measurement applicable to all income tax positions. This includes the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income. U.S. tax authorities have completed their federal income tax examinations for year 2006. Canadian tax authorities have conducted no income tax examinations since our commencement of operations in 2002.
Net Loss
     We experienced net losses of $4,435,000, $5,442,000, and $8,102,000 in 2009, 2008, and 2007 respectively.

     The following table summarizes unusual components included in the net loss for these three years.

	Year Ended December 31,
	2009	2008	2007
Unusual Items:
Customer deposit forfeiture	$—	$—	$(2,000,000)
Non-recurring severance payments	1,451,000	—	—
Loss on impairment of operating lease	—	—	100,000
Expenses related to the strategic review of the e-Prescribing business	393,000	—	—
Loss on extinguishment of convertible debt	—	—	255,000

Total unusual items	$1,844,000	$—	$(1,645,000)

Liquidity and Capital Resources
Overview
     Based on our 2009 performance and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At December 31, 2009, our cash and cash equivalents totaled $13.3 million and debt was $312,000.
     We operate two distinct business segments which are in different stages of their life cycle. Our Email Encryption segment is profitable and is growing in excess of 15% a year. Our e-Prescribing segment is generating significant losses and we announced in 2009 a plan to exit this business during 2010. We expect the e-Prescribing business to be breakeven or slightly profitable in 2010 and we expect to wind-down this business by December 31, 2010.
     For the year ended December 31, 2009, we improved on record performance in the prior year and achieved our best financial results to date. A 17% growth in revenue, 83% gross margin and strong cash collections in the Email business led to improved financial performance. This improvement was primarily driven from increased revenues while holding our costs relatively flat. We expect this trend to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash. We believe the decision to wind-down the e-Prescribing business will significantly improve the financial performance of this business unit due largely to the cost reductions implemented in 2009. For 2010, we expect the e-Prescribing business to be breakeven or achieve a slight operating profit.
Impact of Current Economic Environment
     We expect access to capital markets to be restricted over the next twelve months and possibly longer should capital markets remain constrained. Although we anticipate funding our operations internally, if we are unable to do so, our ability to raise capital at costs that are similar to market offerings in recent years could be limited.
Sources and Uses of Cash

	Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in) operations	$603,000	$2,064,000	$(1,443,000)
Net cash provided by (used in) investing activities	$(1,138,000)	$493,000	$(3,155,000)
Net cash provided by financing activities	$577,000	$164,000	$2,339,000
     For 2009, our primary source of liquidity from our operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the timing of payments to our vendors and service providers. In 2008 we benefited by $1,200,000 from the issuance of common stock to our employees in lieu of cash compensation. We did not continue this practice in 2009 and do not expect to use this practice going forward.
     Related to our investing activities, we utilized $1,100,000 to purchase various computing equipment primarily to satisfy customer contracts. Approximately 70% of these capital purchases were for computer servers for our Email segment, which are required to deliver our services.

     The cash provided from financing activities was due to the exercise of warrants. We used $78,000 to fund a small promissory note associated with computer operating system licenses. Although we no longer have significant debt, we have historically used a significant amount of cash to fund debt obligations. We do not expect such large funding obligations in the immediate foreseeable future.
Options and Warrants of ZixCorp Common Stock
     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of December 31, 2009. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in
	Outstanding	Outstanding	outstanding	Total Value of
Exercise Price Range	Shares	Shares	shares)	Vested Shares
$1.11 - $1.99	7,060,897	$10,743,094	6,597,863	$10,100,204
$2.00 - $3.49	4,950,842	14,810,079	4,928,930	14,750,818
$3.50 - $4.99	3,313,952	14,744,875	2,848,579	12,543,164
$5.00 - $5.99	549,260	2,791,672	549,260	2,791,672
$6.00 - $8.99	736,816	4,757,199	736,816	4,757,199
$9.00 - $19.99	890,381	9,727,417	890,381	9,727,417
$20.00 - $57.60	998,343	55,370,687	998,343	55,370,687

Total	18,500,491	$112,945,023	17,550,172	$110,041,161

Liquidity Summary
     Based on our current 2010 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months. We have in the past expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the recent low price of the Company’s common stock. Should business results not occur as planned, we would first utilize our existing cash resources and would also consider altering our business plan to augment our cash flow position through cost reduction measures, or other such actions. There can be no assurance, however, that we would be successful in carrying out any of these measures should they become necessary.
Off-Balance Sheet Arrangements
     None.
Contractual Obligations and Contingent Liabilities and Commitments
     We have total contractual obligations over the next year of $1,463,000 and $3,757,000 over the next three years consisting of various operating office lease agreements.
     A summary of our fixed contractual obligations and commitments at December 31, 2009, is as follows:

	Payments Due by Period
	Total	< 1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$4,963,000	$1,313,000	$2,098,000	$1,552,000	$—
License subscription note payable	346,000	148,000	198,000	—	—

	$5,309,000	$1,461,000	$2,296,000	$1,552,000	$—

     We have severance agreements with certain employees which would require us to pay approximately $1,534,000 if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

Recently Issued Accounting Standards
To be adopted in 2010 or beyond:
     In October 2009, the FASB issued guidance that provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The potential impact of this standard is being evaluated. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements or footnote disclosures.
     International Financial Reporting Standards (“IFRS”) — On August 27, 2008, the U.S. Securities and Exchange Commission (SEC) announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We will continue to monitor the development of the potential implementation of IFRS.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We do not believe that we face material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $13,287,000 and $13,273,000 at December 31, 2009 and 2008, respectively. We held $25,000 in marketable securities as of December 31, 2009, and held no marketable securities as of December 31, 2008.
     At December 31, 2009, we had a $312,000 non-interest bearing note payable with an imputed interest rate of 8.6% (see note 12 to the consolidated financial statements).
Item 8. Financial Statements and Supplementary Data
     The information required by this Item begins on page F-1 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Effectiveness of Disclosure Controls and Procedure
     In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, they have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.
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
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework”. Based on this assessment, we believe that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.
     Our internal control over financial reporting as of December 31, 2009, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls over Financial Reporting
     During the three months ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zix Corporation
We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 15, 2010, expressed an unqualified opinion on those consolidated financial statements.
/s/ WHITLEY PENN LLP
Dallas, Texas
March 15, 2010

Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Certain portions of the information required by this Item is incorporated by reference from the section “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee,” in our 2010 Proxy Statement.
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
Item 11. Executive Compensation
     The information required by this Item, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” in our 2010 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference from the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information” in our 2010 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated by reference from the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence” in our 2010 Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated by reference from the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our 2010 Proxy Statement.
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

     (a)(3) Exhibits

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of Zix Corporation, dated February 4, 2009. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2009, and incorporated herein by reference.

4.1	—	Specimen certificate for common stock of Zix Corporation. Filed as Exhibit 4.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

4.2	—	Form of Warrant, dated June 24, 2003, to purchase shares of common stock of Zix Corporation, issued by Zix Corporation (issued in connection with a $5.25 million financing in 2003). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.3	—	Warrant to purchase 166,667 shares of common stock of Zix Corporation re-issued to Iroquois Master Fund, Ltd., dated December 17, 2007, which was originally issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004 and filed as Exhibit 4.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

4.4	—	Warrant to purchase 108,964 shares of common stock of Zix Corporation re-issued to Iroquois Master Fund, Ltd., dated December 17, 2007, which was originally issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004 and filed as Exhibit 4.2 to Zix Corporation’s Report on Form 8-K dated December 29, 2006, and incorporated herein by reference.

4.5	—	Form of Common Stock Purchase Warrant, dated as of November 2, 2004, issued by Zix Corporation to Omicron Master Trust and Amulet Limited issued in connection with a $20 million convertible note financing in 2004). Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.6	—	Form of Amended and Restated Common Stock Purchase Warrant to purchase shares of Zix Corporation issued to Omicron Master Trust and Amulet Limited, dated as of July 22, 2005 (excluding exhibits) issued in connection with a $20 million convertible note financing in 2004). Filed as Exhibit 4.4 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.7	—	Form of Warrant, dated August 9, 2005, to purchase shares of Common Stock of Zix Corporation (including appendices) (issued in connection with a $26.3 million private placement in 2005). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated August 9, 2005, and incorporated herein by reference.

4.8	—	Warrant, dated September 30, 2005, issued to Zix Corporation by MITEM Corporation and exercisable for 400,000 shares of common stock of MITEM Corporation issued in connection with the sale of the Dr. Chart assets in 2005. Filed as Exhibit 2.3 to Zix Corporation’s Current Report on Form 8-K, dated October 5, 2005, and incorporated herein by reference.

4.9	—	Form of Warrant, as of April 6, 2006, to purchase approximately 5.9 million shares of Common Stock of Zix Corporation (issued to various purchasers in connection with an $11.8 million private placement in 2006). Filed as Exhibit 4.2 to Zix Corporation’s Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

4.10	—	Warrant, dated February 22, 2007, to purchase 145,853 shares of Common Stock issued by Zix Corporation to sanofi-aventis, U.S. Inc. issued in connection with the exchange of a promissory note and issuance of a $1.6 million promissory note. Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

Exhibit
Number		Description
4.11	—	Registration Rights Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (issued in connection with the $5.75 million financing). Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.12	—	Registration Rights Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script, L.L.C. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated July 23, 2003, and incorporated herein by reference.

4.13	—	Registration Rights Agreement, dated January 30, 2004, by and among Zix Corporation, Aventis Inc., a Pennsylvania corporation, and Aventis Holdings Inc., a Delaware corporation. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

4.14	—	Form of Registration Rights Agreement, dated as of November 2, 2004, by and between Zix Corporation and the Investors named therein (issued in connection with a $20 million convertible note private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.15	—	Form of Amended and Restated Registration Rights Agreement by and between Zix Corporation and the Investors (excluding exhibits) (issued in connection with a $20 million convertible note private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.16	—	Securities Purchase Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (including schedules but excluding exhibits) in connection with a $5.75 million financing in 2003). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.17	—	Securities Purchase Agreement, dated as of August 9, 2005, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (including schedules, appendices and exhibits) (issued in connection with a $26.3 million private placement in 2005). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K/A, dated October 21, 2005, and incorporated herein by reference.

4.18	—	Securities Purchase Agreement, dated as of April 4, 2006, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (in connection with an $11.8 million private placement in 2006). Filed as Exhibit 4.1 to Zix Corporation’s Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

4.19	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits) in connection with a $20 million convertible note financing in 2004). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.20	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits) in connection with a restructuring of the $20 million convertible note financing in 2004. Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.21	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits) in connection with a $20 million convertible note financing in 2004. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.22	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits) in connection with a restructuring of the $20 million convertible note financing in 2004. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

Exhibit
Number		Description
10.1†	—	1990 Stock Option Plan of Zix Corporation (Amended and Restated as of September 1999). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

10.2†	—	1992 Stock Option Plan of Zix Corporation (Amended and Restated as of August 2000). Filed as Exhibit 10.2 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.3†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.4†	—	1996 Employee Stock Purchase Plan of Zix Corporation (Amended and Restated as of July 1, 2000). Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.5†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.6†	—	Zix Corporation 2001 Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.6 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.7†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.5 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.8†	—	Zix Corporation’s 2003 New Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.4 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.9†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.3 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.10†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.11†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.12†	—	Zix Corporation 2006 Directors’ Stock Option Plan (Amended and Restated as of June 7, 2007) Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.13†	—	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.2 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.14†	—	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.15†	—	Form of Stock Option Agreement (with “acceleration event” provision) for Zix Corporation Stock Option Plans and applicable to option agreements held by the Company’s chief executive officer and direct reports. Filed as Exhibit 10.17 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.16	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit
Number		Description
10.17	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.18†	—	Stock Option Agreement, dated February 24, 2004, between Zix Corporation and Richard D. Spurr, covering 650,000 shares at $10.80 exercise price per share. Filed as Exhibit 10.15 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.19†	—	Stock Option Agreement, dated November 17, 2004, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $6.00 exercise price per share. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.20†	—	Stock Option Agreement, dated March 23, 2005, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $3.78 exercise price per share. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

10.21†	—	Stock Option Agreement, dated March 2, 2006, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $4.00 exercise price per share. Filed as Exhibit 10.25 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.22†	—	Stock Option Agreement, dated December 18, 2006, between Zix Corporation and Richard D. Spurr, covering 400,000 shares at $1.50 exercise price per share. Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.23†	—	Stock Option Agreement, dated December 20, 2007, between Zix Corporation and Richard D. Spurr, covering 400,000 shares at $4.87 exercise price per share. Filed as Exhibit 10.25 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.24†	—	Stock Option Agreement, dated December 23, 2008, between Zix Corporation and Richard D. Spurr, covering 100,000 shares at $1.11 exercise price per share, and incorporated herein by reference.

10.25†	—	Stock Option Agreement between Zix Corporation and Susan K. Conner covering 130,000 shares at $1.70 exercise price per share (grant date October 16, 2008). Filed as Exhibit 10.1 to Zix Corporation’s Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference.

10.26†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.27†	—	Amended and Restated Severance Agreement, entered into as of December 18, 2008, between Zix Corporation and Richard D. Spurr (amended for I.R.C. 409A compliance purposes), and incorporated herein by reference.

10.28†	—	Amended and Restated Severance Agreement, entered into as of December 18, 2008, between Zix Corporation and Ronald A. Woessner (amended for I.R.C. 409A compliance purposes), and incorporated herein by reference.

10.29†	—	Amended and Restated Separation Pay Agreement, entered into as of December 18, 2008, between Zix Corporation and Susan K. Conner (amended for I.R.C. 409A compliance purposes), and incorporated herein by reference.

10.30†	—	Amended and Restated Severance Agreement, entered into as of December 30, 2008, between Zix Corporation and David J. Robertson (amended for I.R.C. 409A compliance purposes), and incorporated herein by reference.

10.31†	—	Form of Amended and Restated Separation Pay Agreement between Zix Corporation and certain executive officers (amended for I.R.C. 409A compliance purposes), and incorporated herein by reference.

10.32†	—	Form of Amended and Restated Severance Agreement between Zix Corporation and certain executive officers (amended for I.R.C. 409A compliance purposes), and incorporated herein by reference.

Exhibit
Number		Description
10.33†	—	Description of Compensation for Members of Zix Corporation Board of Directors. Filed as Exhibit 10.38 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.34	—	Lease Agreement, dated December 29, 2003, between Zix Corporation and 7-Eleven, Inc. (excluding exhibits) (relating to Zix Corporation’s Dallas, Texas facilities). Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.35	—	Office Lease Agreement, dated February 28, 2005, between Gateway Rosewood, Inc. and Zix SCM, Inc. (relating to Zix Corporation’s Burlington, Massachusetts facility). Filed as Exhibit 10.26 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.36	—	Facilities Service Agreement, entered into as of June 25, 2003, by and between Collocation Solutions, LLC and Zix Corporation (excluding schedule and exhibit) (relating to Zix Corporation’s Austin, Texas data processing operations). Filed as Exhibit 10.33 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.37	—	Lease, dated March 9, 2004, between Duke Realty Ohio and PocketScript, Inc. (excluding exhibits) (relating to Zix Corporation’s Mason, Ohio facility and expiring October 2009). Filed as Exhibit 10.34 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.38	—	Master Service Agreement, entered into October 1, 2008, between ZixCorp Global, Inc. and Equinix (UK) Limited (relating to Zix Corporation’s European Union encrypted email data processing operations), and incorporated herein by reference.

10.39	—	Letter of Agreement dated September 12, 2006 between MITEM Corporation and Zix Corporation. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, and incorporated herein by reference.

10.40†*	—	Separation Pay Agreement, entered into as of February 8, 2010, between Zix Corporation and James F. Brashear.

21.1*	—	Subsidiaries of Zix Corporation.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

31.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Susan K. Conner, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Order and Final Judgment, United States District Court, Cause No. 3-04-CV-1931-K, Northern District of Texas, Dallas Division (dated June 16, 2008). Filed as Exhibit 99.1 to the Zix Corporation Current Report on Form 8-K, filed June 17, 2008, and incorporated herein by reference.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 15, 2010.

ZIX CORPORATION
By:	/s/ SUSAN K. CONNER
Susan K. Conner
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2010.

Signature	Title

/s/ RICHARD D. SPURR	Chairman, Chief Executive Officer, President and Director
(Richard D. Spurr)	(Principal Executive Officer)

/s/ SUSAN K. CONNER	Chief Financial Officer
(Susan K. Conner)	(Principal Financial and Accounting Officer)

/s/ DAVID P. COOK	Director
(David P. Cook)

/s/ ROBERT C. HAUSMANN	Director
(Robert C. Hausmann)

Director
(Charles N. Kahn III)

/s/ JAMES S. MARSTON	Director
(James S. Marston)

/s/ ANTONIO R. SANCHEZ III	Director
(Antonio R. Sanchez III)

/s/ PAUL E. SCHLOSBERG	Director
(Paul E. Schlosberg)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zix Corporation
We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries (the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010 expressed an unqualified opinion.
/s/ WHITLEY PENN LLP
Dallas, Texas
March 15, 2010

ZIX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,287,000	$13,245,000
Marketable securities	25,000	—
Receivables, net	760,000	476,000
Prepaid and other current assets	1,142,000	1,145,000

Total current assets	15,214,000	14,866,000
Restricted cash	—	28,000
Property and equipment, net	2,137,000	2,236,000
Goodwill	2,161,000	2,161,000
Other assets	236,000	66,000

Total assets	$19,748,000	$19,357,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$769,000	$512,000
Accrued expenses	3,124,000	2,404,000
Deferred revenue	14,478,000	14,960,000
License subscription note payable	126,000	—

Total current liabilities	18,497,000	17,876,000
Long-term liabilities:
Deferred revenue	2,821,000	2,484,000
License subscription note payable	186,000	—
Deferred rent	233,000	300,000

Total long-term liabilities	3,240,000	2,784,000

Total liabilities	21,737,000	20,660,000

Commitments and contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 66,053,772 issued and 63,726,591 outstanding in 2009 and 65,646,663 issued and 63,319,482 outstanding in 2008	661,000	656,000
Additional paid-in capital	337,352,000	333,608,000
Treasury stock, at cost; 2,327,181 common shares in 2009 and 2008	(11,507,000)	(11,507,000)
Accumulated deficit	(328,495,000)	(324,060,000)

Total stockholders’ deficit	(1,989,000)	(1,303,000)

Total liabilities and stockholders’ deficit	$19,748,000	$19,357,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Revenues	$30,651,000	$28,035,000	$24,114,000
Cost of revenues	9,384,000	9,850,000	10,866,000

Gross margin	21,267,000	18,185,000	13,248,000
Research and development expenses	6,948,000	6,158,000	5,322,000
Selling, general and administrative expenses	18,880,000	18,033,000	17,961,000
Customer deposit forfeiture	—	—	(2,000,000)
Loss on impairment of operating lease	—	—	100,000

Operating loss	(4,561,000)	(6,006,000)	(8,135,000)
Other income (expense):
Investment and other income	214,000	606,000	640,000
Interest expense	(21,000)	—	(171,000)
Loss on extinguishment of convertible debt	—	—	(255,000)

Total other income	193,000	606,000	214,000

Loss before income taxes	(4,368,000)	(5,400,000)	(7,921,000)
Income tax expense	(67,000)	(42,000)	(181,000)

Net loss	$(4,435,000)	$(5,442,000)	$(8,102,000)

Basic and diluted loss per common share:	$(0.07)	$(0.09)	$(0.13)

Basic and diluted weighted average common shares outstanding	63,422,088	62,981,958	60,424,251

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance, December 31, 2006	61,966,020	$620,000	$322,330,000	$(11,507,000)	$(310,516,000)	$927,000
Issuance of common stock upon exercise of stock options	145,689	1,000	541,000	—	—	542,000
Issuance of common stock upon exercise of warrants	2,147,940	22,000	3,630,000	—	—	3,652,000
Issuance of common stock upon restructure of promissory note payable	700,000	7,000	1,386,000	—	—	1,393,000
Employee stock-based compensation costs	—	—	1,059,000	—	—	1,059,000
Non-employee stock-based compensation	—	—	205,000	—	—	205,000
Other	—	—	35,000	—	—	35,000
Net loss	—	—	—	—	(8,102,000)	(8,102,000)

Balance, December 31, 2007	64,959,649	650,000	329,186,000	(11,507,000)	(318,618,000)	(289,000)
Issuance of common stock upon exercise of stock options	67,342	1,000	163,000	—	—	164,000
Shares issued to employees in lieu of cash compensation	619,672	5,000	1,692,000	—	—	1,697,000
Employee stock-based compensation costs	—	—	2,498,000	—	—	2,498,000
Non-employee stock-based compensation	—	—	48,000	—	—	48,000
Other	—	—	21,000	—	—	21,000
Net loss	—	—	—	—	(5,442,000)	(5,442,000)

Balance, December 31, 2008	65,646,663	656,000	333,608,000	(11,507,000)	(324,060,000)	(1,303,000)
Issuance of common stock upon exercise of stock options	11,743	1,000	18,000	—	—	19,000
Issuance of common stock upon exercise of warrants	395,366	4,000	632,000	—	—	636,000
Employee stock-based compensation costs	—	—	3,063,000	—	—	3,063,000
Non-employee stock-based compensation	—	—	31,000	—	—	31,000
Net loss	—	—	—	—	(4,435,000)	(4,435,000)

Balance, December 31, 2009	66,053,772	$661,000	$337,352,000	$(11,507,000)	$(328,495,000)	$(1,989,000)

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net loss	$(4,435,000)	$(5,442,000)	$(8,102,000)
Non-cash items in net loss:
Depreciation and amortization	1,328,000	1,268,000	1,578,000
Amortization of debt discount/premium, financing costs, and other	—	—	88,000
Common stock issued to employees and non-employees in lieu of cash	—	1,181,000	—
Loss on extinguishment of debt	—	—	255,000
Employee stock based compensation expense	3,063,000	2,498,000	1,059,000
Non-employee stock-based compensation	31,000	48,000	205,000
Customer deposit forfeiture	—	—	(2,000,000)
Changes in deferred taxes	4,000	3,000	(33,000)
Changes in operating assets and liabilities:
Receivables	(284,000)	643,000	(373,000)
Prepaid and other assets	220,000	416,000	649,000
Accounts payable	168,000	296,000	(23,000)
Deferred revenue	(145,000)	1,341,000	5,219,000
Accrued and other liabilities	653,000	(188,000)	35,000

Net cash provided by (used in) operating activities	603,000	2,064,000	(1,443,000)
Investing activities:
Purchases of property and equipment	(1,141,000)	(1,238,000)	(1,431,000)
Sales (purchases) of marketable securities	(25,000)	1,734,000	(1,734,000)
Restricted cash investments, net	28,000	(3,000)	10,000

Net cash provided by (used in) investing activities	(1,138,000)	493,000	(3,155,000)
Financing activities:
Proceeds from exercise of stock options	19,000	164,000	542,000
Proceeds from exercise of warrants	636,000	—	3,652,000
Payment of short term note payable, capital lease, and other	—	—	(255,000)
Payment of license subscription note payable	(78,000)	—	—
Payment of promissory note payable	—	—	(1,600,000)

Net cash provided by financing activities	577,000	164,000	2,339,000

Increase (decrease) in cash and cash equivalents	42,000	2,721,000	(2,259,000)
Cash and cash equivalents, beginning of year	13,245,000	10,524,000	12,783,000

Cash and cash equivalents, end of year	$13,287,000	$13,245,000	$10,524,000

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
     In 2009 we announced the planned exit of our e-Prescribing business to be completed by December 31, 2010. Throughout 2010 we expect to wind-down the remaining obligations related to the e-Prescribing business.
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
     Certain Risks — Our e-Prescribing business has generated significant losses and negative cash flow while still operating as an emerging phase business. We announced on December 8, 2009, our intention to exit the e-prescribing business. After fulfilling our customer and partner obligations, we are targeting December 31, 2010, as the official termination date for this business. The Company currently expects the segment to breakeven in 2010.
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
Fair Value of Financial Instruments —The Company does not measure the fair value of any financial instrument other than cash equivalents, options and warrants. The carrying values of other financial instruments (receivables and accounts payable) are not recorded at fair value but approximate fair values primarily due to their short-term nature. The carrying values of other current assets and accrued expenses are also not recorded at fair value, but approximate fair values primarily due to their short-term nature.
     Inventory — The Company’s inventory consists mainly of the costs of handheld devices and related networking hardware for e-Prescribing and is reported as a component of prepaid and other current assets in the Company’s consolidated balance sheet. The inventory is valued at average purchase price and is reviewed quarterly for potential adjustments resulting from lower of cost or market valuations or obsolescence. As a general practice, the Company has maintained a 60 to 90 day supply of inventory. Following our December 2009 announcement to exit the e-Prescribing business, we wrote-off $84,000 of inventory as cost of revenue. We expect the remaining $8,000 of inventory to be depleted during 2010.

     Valuation of Property and Equipment — The accounting policies and estimates relating to property and equipment are considered significant because of the potential impact that impairment, obsolescence, or change in an asset’s useful life could have on the Company’s operating results.
     We record an impairment charge on the assets to be held and used when we determine based upon certain triggering events that the carrying value of property and equipment may not be recoverable based on expected undiscounted cash flows attributable to such assets. The amount of a potential impairment is determined by comparing the carrying amount of the asset to either the value determined from a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or the estimated fair market value. Assumptions are made with respect to future net cash flows expected to be generated by the related asset. An impairment charge would be recorded for an amount by which the carrying value of the asset exceeded the discounted projected net cash flows or estimated fair market value. Also, even where a current impairment charge is not necessary, the remaining useful lives are evaluated. No impairment was recorded for any of the periods presented.
     Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer and office equipment and software — three years; leasehold improvements — the shorter of five years or the lease term; and furniture and fixtures — five years.
     Goodwill — We account for the valuation of goodwill and other intangible assets after classifying intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with finite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. We have intangible assets with finite lives subject to amortization, which became fully amortized in early 2007 following their costs being ratably amortized over their respective, estimated useful lives of three years. We have no intangible assets with indefinite lives not subject to amortization.
     Our goodwill totaled $2,161,000 or 11% of total assets at December 31, 2009 and 2008, and relates to our Email Encryption business.
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
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal income tax returns. At December 31, 2009, we continued to provide a full valuation allowance against most of our accumulated U.S. deferred tax assets of $113,210,000, reflecting our historical losses and the uncertainty of future taxable income. Our total deferred tax asset not subject to a valuation allowance, is valued at $69,000, and consists of $48,000 for U.S. state income tax credits that are substantially certain of realization in 2010 because the underlying tax is not contingent on U.S. profitability and $21,000 for a Canadian deferred tax asset relating to temporary timing differences between GAAP and tax-related expense. If we begin to generate U.S. taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of December 31, 2009, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability, was approximately

$440,000. Included in this balance are tax positions which, if recognized, would impact the Company’s effective tax rate.
     Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. For 2009 and 2008 we had no leases that qualified as capital leases. Lease renewal options which we are “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. We have no renewal options which are “reasonably assured” of exercising as of December 31, 2009. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.
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
     We develop, market and support applications that connect, protect and deliver information in a secure manner. Our services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption and e-Prescribing subscription-based services, various transaction fees and related professional services. The majority of the revenues generated by us are through direct sales; however, our Email Encryption Service employs a combination of direct sales and a network of resellers and other distribution partners.
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
     Both the Email Encryption and the e-Prescribing Services are subscription-based services. Providing these services includes delivering subscribed-for-software and providing secure electronic communications and customer support throughout the subscription period. Our email subscribers generally execute multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. Subscription fees received from customers are initially recorded as deferred revenue and then recognized as revenue ratably over the subscription period.
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
     Customer Indemnification Guarantees — We offer our customers a general indemnification guarantee against any legal actions brought against them claiming that the customer’s use of the ZixCorp services or software infringe any third party patent or other third-party intellectual property rights, subject to certain conditions stated in the customer’s services agreement as long as the customer’s use of the service or software is in accordance with the

ZixCorp contract. We have received an indemnity request from a customer of our Email Encryption products and services. The customer is requesting indemnity, including the costs of legal defense, against a patent infringement claim asserted by a patent holder against the customer (and dozens of other third parties who are not customers of our Company). We have evaluated the patent infringement claim and have advised the customer that we do not believe that the Company is obligated to provide indemnity in this instance. Nevertheless, there is no assurance that we will not ultimately incur any liabilities, which could potentially include defense costs or liability for patent infringement, in this regard. Other than this customer request, we have incurred no known liabilities relating to this protection and there are no provisions recorded as of December 31, 2009, or December 31, 2008.
     Deferred Cost of Revenue — These prepaid costs can be separated into two sub-categories and both are associated with certain e-Prescribing contracts whereby incurred costs are initially capitalized, then subsequently amortized ratably into cost of revenue and over the related service period in order to match-up with the associated revenues. At December 31, 2009, the balance totaled $97,000 and consisted entirely of the costs of the handheld devices and related networking hardware. At December 31, 2008, our deferred cost of revenue related to $65,000 of e-Prescribing equipment, as well as $197,000 of deferred costs associated with a single customer contract involving the development of custom software and services.
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
     Advertising Expense — Advertising costs are expensed as incurred and totaled $309,000, $411,000, and $449,000 in 2009, 2008, and 2007 respectively.
     Stock Based Compensation — We currently use the straight-line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, we used the intrinsic value method to account for stock-based compensation plans. Our share-based awards are limited to stock options.
     The measurement and recognition of compensation expense for all share-based payment awards made to our employees, directors or outside service providers are based on the estimated fair value of the awards on the grant dates. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost is recognized over the period during which an employee, director or outside service provider is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). We also estimate the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur.
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
Recently Issued Accounting Standards
     The following recently issued accounting standards have been grouped by their required effective dates for the Company:

Adopted in 2009:
     In April 2009 the Financial Accounting Standards Board (the “FASB”) issued guidance that required disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on its consolidated financial statements.
     In June 2009 the FASB issued“The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification is the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption had no material impact on our consolidated financial statements.
     In December 2007 the FASB issued guidance that established the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance was effective for the Company on January 1, 2009, and the Company will apply it to all business combinations subsequent to the effective date.
     In April 2008 the FASB issued guidance that established the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance removed the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, required an entity to consider its own historical experience in renewing similar arrangements. It also required expanded disclosure related to the determination of intangible asset useful lives. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements or footnote disclosures.
To be adopted in 2010 or beyond:
     In October 2009, the FASB issued guidance that provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The potential impact of this standard is being evaluated. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements or footnote disclosures.
     International Financial Reporting Standards (“IFRS”) — On August 27, 2008, the U.S. Securities and Exchange Commission (SEC) announced that they will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We will continue to monitor the development of the potential implementation of IFRS.
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
     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment. The following table shows Operating results broken out by segment, including Corporate, for 2009, 2008 and 2007.

Year Ended December 31, 2009	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$26,407,000	$4,244,000	$—	$30,651,000
Cost of revenues	4,576,000	4,808,000	—	9,384,000

Gross profit	21,831,000	(564,000)	—	21,267,000

Direct expenses	12,110,000	6,282,000	—	18,392,000

Segment contribution (loss)	9,721,000	(6,846,000)	—	2,875,000
Unallocated (expense) income
Selling, general and administrative expense	—	—	(7,436,000)	(7,436,000)
Investment and other income, net	—	—	214,000	214,000
Interest expense	—	—	(21,000)	(21,000)

Total unallocated (expense) income	—	—	(7,243,000)	(7,243,000)

Income (loss) before provision for income taxes	$9,721,000	$(6,846,000)	$(7,243,000)	$(4,368,000)

Year Ended December 31, 2008	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$22,604,000	$5,431,000	$—	$28,035,000
Cost of revenues	4,105,000	5,745,000	—	9,850,000

Gross profit	18,499,000	(314,000)	—	18,185,000

Direct expenses	11,049,000	7,277,000	—	18,326,000

Segment contribution (loss)	7,450,000	(7,591,000)	—	(141,000)
Unallocated (expense) income
Selling, general and administrative expense	—	—	(5,865,000)	(5,865,000)
Investment and other income, net	—	—	606,000	606,000
Interest expense	—	—	—	—

Total unallocated (expense) income	—	—	(5,259,000)	(5,259,000)

Income (loss) before provision for income taxes	$7,450,000	$(7,591,000)	$(5,259,000)	$(5,400,000)

Year Ended December 31, 2007	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$17,982,000	$6,132,000	$—	$24,114,000
Cost of revenues	4,361,000	6,505,000	—	10,866,000

Gross profit	13,621,000	(373,000)	—	13,248,000

Direct expenses	10,750,000	7,005,000	—	17,755,000

Segment contribution (loss)	2,871,000	(7,378,000)	—	(4,507,000)
Unallocated (expense) income
Selling, general and administrative expense	—	—	(5,528,000)	(5,528,000)
Operating lease impairment	—	—	(100,000)	(100,000)
Customer deposit forfeiture	—	—	2,000,000	2,000,000
Loss on extinguishment of debt	—	—	(255,000)	(255,000)
Investment and other income, net	—	—	640,000	640,000
Interest expense	—	—	(171,000)	(171,000)

Total unallocated (expense) income	—	—	(3,414,000)	(3,414,000)

Income (loss) before provision for income taxes	$2,871,000	$(7,378,000)	$(3,414,000)	$(7,921,000)

Depreciation and amortization expense:
The following table shows Depreciation and amortization expense by segment for 2009, 2008 and 2007.

	2009	2008	2007
Email Encryption	$838,000	$730,000	$963,000
e-Prescribing	311,000	371,000	427,000
Unallocated	179,000	167,000	188,000

Total depreciation expense	$1,328,000	$1,268,000	$1,578,000

Allocated costs:
     For the years presented we allocated certain fixed expenses as well as certain shared expenses to our segment businesses. Fixed expenses include expenses related to occupancy, information technology and commercial insurance and are generally allocated to the business segments based on direct headcount. Shared expenses include expenses incurred by our customer service, network operations, quality assurance, research and development and marketing departments and are generally allocated based on percent of effort. Shared expenses are largely fixed in nature and are expected to remain flat or only slightly increase for 2010.
     Although overall fixed and shared expenses are expected to remain generally flat in 2010 compared with 2009, we expect the allocation of both fixed and shared expenses for e-Prescribing to decrease as a result of lower average direct headcount and, as it relates to shared expenses, we expect allocated expenses will be reduced driven by lower percent of effort dedicated to this segment in 2010 compared with 2009. Conversely, we expect the fixed and shared expense allocations for Email Encryption to increase in 2010 due to the proportionally greater amount of average direct headcount and, as it relates to shared expenses, increased effort directed toward this business. For 2010, we expect the Email business to absorb approximately $2,200,000 of allocated expenses that were previously allocated to the e-Prescribing business due to lower headcount in e-Prescribing and the shift in effort directed toward the Email business. Of the $2,200,000 increase, approximately $1,300,000 is expected to be recorded in Cost of revenues with the remaining $900,000 in Direct expenses.
     At the conclusion of the wind-down of the e-Prescribing business unit, certain allocated expenses previously absorbed by this business unit will remain. We anticipate approximately $800,000 of fixed and shared expenses to be transferred to the remaining business unit, Email Encryption, and will therefore be absorbed by that business unit beginning in 2011. We estimate the $800,000 will be split approximately evenly, with half in Cost of revenues and half in Research and development expenses.
Other segment information:
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

	December 31,
	2009	2008
Total assets:
Email Encryption	$3,781,000	$3,335,000
e-Prescribing	416,000	664,000
Corporate	15,551,000	15,358,000

Total assets	$19,748,000	$19,357,000

4. Stock Options and Stock-based Employee Compensation
     Below is a summary of common stock options outstanding at December 31, 2009:

	Authorized	Options	Options	Available
	Shares	Outstanding	Vested	for Grant
Employee and Director Stock Option Plans:
1992 Stock Option Plan	450,000	33,666	33,666	—
1995 Long-term Incentive Plan	1,825,000	1,063,500	1,063,500	—
1999 Director’s Stock Option Plan	975,000	267,767	267,767	—
2001 Stock Option Plan	2,525,000	2,043,348	1,977,200	3,150
2001 Employee Stock Option Plan	300,000	204,641	180,467	37,678
2003 New Employee Stock Option Plan	500,000	278,134	178,028	193,860
2004 Stock Option Plan	5,000,000	3,955,704	3,403,638	966,188
2004 Director’s Stock Option Plan	300,000	215,000	215,000	—
2006 Director’s Stock Option Plan	1,100,000	734,352	526,527	365,648

Total employee and director stock option plans	12,975,000	8,796,112	7,845,793	1,566,524
Executive Stock Option Agreements:
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	650,000	—
Other executive stock option agreements	450,000	125,000	125,000	—

Total executive stock option agreements	1,100,000	775,000	775,000	—

Total	14,075,000	9,571,112	8,620,793	1,566,524

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
Executive Stock Option Agreements:
     Richard D. Spurr — In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received non-shareholder approved options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vested ratably on a quarterly basis through January 2007. At December 31, 2009, all 650,000 options were still outstanding. Mr. Spurr was appointed Chief Executive Officer in March 2005, and Chairman of the Board in February 2006.
     Other Executive Stock Option Agreements — In 2001 and 2002, non-shareholder approved options to purchase 450,000 shares of common stock were granted to key Company executives, which became fully vested in March 2005. At December 31, 2009, 125,000 of these options remain outstanding with an exercise price of $5.25 per share.
Other Stock Option Agreements:
     From time to time we may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At December 31, 2009, options outstanding to non-employees were 330,000, which were granted from employee stock option plans.
Accounting Treatment
     On January 1, 2006, we adopted on a prospective basis the straight-line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, we used the intrinsic value method to account for stock-based compensation plans. Our share-based awards are limited to stock options.
     For the twelve months ended December 31, 2009, 2008 and 2007, respectively, the total stock-based compensation expense was recorded to the following line items of our consolidated statement of operations:

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$387,000	$304,000	$136,000
Research and development expenses	338,000	255,000	106,000
Selling, general and administrative expenses	2,338,000	1,939,000	817,000

Stock-based compensation expense	$3,063,000	$2,498,000	$1,059,000

     During the third quarter of 2009, the Company converted to a new third party stock option system which spreads ratably the expense related to estimated stock option forfeitures over each quarter of the vesting period compared to our legacy system that deferred the estimated forfeitures until option grants were fully vested. Although both the new and the legacy systems record the same expense over the life of fully vested stock options, the timing difference created by the two different systems required that we align the two systems upon conversion. In the third quarter our stock compensation expense includes a non-recurring, non-cash “true-up” of $482,000 in stock-based compensation expense which was the amount of the forfeiture expense related to vesting options previously deferred in the legacy system most of which was included in SG&A expenses.
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
     There were 11,743 stock options exercised for the twelve months ended December 31, 2009. As a result of these stock option exercises, there was $1,000 excess tax benefits recorded in 2009. For the comparative period in 2008, there were 67,342 stock option exercises and $13,000 excess tax benefits recorded. A deferred tax asset totaling $967,000 and $746,000 resulting from stock-based compensation expenses was recorded for the twelve months ended December 31, 2009 and 2008, respectively. The deferred tax asset for each year was fully reserved because of our historical net losses for our U.S. operations.
     As of December 31, 2009, there was $1,721,000 of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.7 years.
     We used the BSOPM to determine the fair value of option grants made during 2009, 2008, and 2007. On January 1, 2006, we elected to use the “simplified” method to calculate the estimated life of options granted to employees. The use of the “simplified” method has been extended until such time when we have sufficient information to make more refined estimates on the estimated life of our options. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options.
     The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.20%	2.57%	3.81%
Expected option life (years)	5.7	5.8	5.8
Expected stock price volatility	79%	78%	81%
Expected dividend yield	—	—	—
Fair value of options granted	$0.84	$1.71	$2.87
     The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company.
Stock Option Activity
     The following is a summary of all stock option transactions for the three years ended December 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Yrs)
Outstanding at January 1, 2007	9,676,309	$5.38
Granted at market price	1,713,552	$4.00
Cancelled or expired	(1,705,459)	$5.39
Exercised	(145,689)	$3.72

Outstanding at December 31, 2007	9,538,713	$5.16
Granted at market price	923,220	$2.54
Cancelled or expired	(355,224)	$10.16
Exercised	(67,342)	$2.44

Outstanding at December 31, 2008	10,039,367	$4.76
Granted at market price	196,684	$1.49
Cancelled or expired	(653,196)	$9.15
Exercised	(11,743)	$1.55

Outstanding at December 31, 2009	9,571,112	$4.40	5.80

Options exercisable at December 31, 2009	8,620,793	$4.55	5.53

     At December 31, 2009, we had 2,341,177 options outstanding and 1,937,308 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $654,237 and $499,656, respectively. At December 31, 2008, we had 322,644 options outstanding and no options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $25,812 and zero, respectively.
     The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008, was $8,000 and $108,000, respectively.
     Summarized information about stock options outstanding at December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1. 11 - $1.99	2,713,087	7.06	$1.49	2,250,053	$1.51
$2.00 - $3.49	1,431,793	5.67	$2.87	1,409,881	$2.87
$3.50 - $4.99	3,168,099	6.16	$4.45	2,702,726	$4.40
$5.00 - $5.99	549,260	3.78	$5.08	549,260	$5.08
$6.00 - $8.99	736,816	4.35	$6.46	736,816	$6.46
$9.00 - $19.99	890,381	3.87	$10.93	890,381	$10.93
$20.00 - $57.60	81,676	0.46	$31.47	81,676	$31.47

	9,571,112	5.80	$4.40	8,620,793	$4.55

     There were 7,613,724 and 6,180,546 exercisable options at December 31, 2008 and 2007, respectively.
Reserved Common Stock
     At December 31, 2009, we held no shares of common stock in reserve for potential future grants in lieu of cash compensation to employees.
Common Stock Issued in Lieu of Cash
     For the year ended December 31, 2008, we paid certain employee sales commissions and other incentive bonuses in Company stock in lieu of cash under a program established for this purpose in 2003. During 2008 we issued 619,672 shares of common stock under this program at a weighted average fair value of $2.74 per share. We valued this stock at the fair value on the date of issuance. For the years ended December 31, 2009, and 2007, there were no unrestricted shares of common stock issued under the program. For 2008 common stock issued to employees for compensation in lieu of cash was $1,697,000.

5. Supplemental Cash Flow Information
     Supplemental information relating to interest, taxes, and noncash activities:

	Year Ended December 31,
	2009	2008	2007
Cash interest paid	$21,000	$—	$83,000

Income tax payment	$196,000	$53,000	$175,000

Issuance of common stock and warrants related to the restructure of the prior promissory notes payable	$—	$—	$1,393,000

Issuance of replacement promissory note payable	$—	$—	$1,474,000

Payables related to purchases of assets	$89,000	$51,000	$33,000

Assets sold to customers as part of their subscription service	$2,000	$16,000	$16,000

Issuance of promissory note for software license service agreement	$390,000	$—	$—

Stock issued in lieu of accrued expenses (see Note 4)	$—	$516,000	$—

Accrued expenses relating to private placement common stock (see Note 13)	$—	$20,000	$35,000

6. Receivables, net

	December 31,
	2009	2008
Receivables	$786,000	$513,000
Allowance for returns and doubtful accounts	(26,000)	(37,000)
Note receivable	484,000	488,000
Allowance for note receivable	(484,000)	(488,000)

Receivables, net	$760,000	$476,000

     The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectable based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.
     The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540,000. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at December 31, 2009.
7. Prepaid and other current assets

	December 31,
	2009	2008
Inventory	$8,000	$86,000
Deferred cost of sales charges	97,000	262,000
Prepaid insurance, maintenance, software licenses and other	1,029,000	786,000
Tax-related	8,000	11,000

Prepaid and other current assets	$1,142,000	$1,145,000

8. Property and Equipment

	December 31,
	2009	2008
Computer and office equipment and software	$23,711,000	$25,271,000
Leasehold improvements	4,876,000	4,828,000
Furniture and fixtures	1,220,000	1,127,000

	29,807,000	31,226,000
Less accumulated depreciation and amortization	(27,670,000)	(28,990,000)

	$2,137,000	$2,236,000

     Our operations include depreciation and amortization expense related to property and equipment of $1,328,000, $1,268,000, and $1,555,000 in 2009, 2008, and 2007, respectfully.

     In 2007, we recorded the disposal of fixed assets resulting from a physical inventory of our assets which was performed the second half of the year. As a result of this exercise, certain assets were written-off with a gross book value of $6,044,000 and net book value of $1,000. The assets were mainly computer and networking equipment used in our data center in Dallas that had been replaced by newer equipment.
9. Goodwill and Finite-Lived Intangible Assets
     At December 31, 2009 and 2008, we had goodwill totaling $2,161,000. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There were no impairment indicators to the goodwill recorded as of December 31, 2009.
     At December 31, 2009 and 2008, our finite-lived intangible assets, all of which are subject to amortization, were comprised of developed technology, which resulted from the third quarter 2003 and the first quarter 2004 acquisitions of PocketScript and MyDocOnline, respectively, and reported as part of the e-Prescribing segment.

	December 31,
	2009	2008
Intangible asset cost	$2,034,000	$2,034,000
Accumulated amortization	(2,034,000)	(2,034,000)

Net intangible assets	$—	$—

     There was no amortization expense relating to finite-lived intangible assets for the years ended December 31, 2009 and 2008. Amortization expense relating to finite-lived intangible assets totaled $23,000 for the year ended December 31, 2007.
10. Accrued Expenses

	December 31,
	2009	2008
Employee compensation and benefits	$1,496,000	$931,000
Professional fees	414,000	407,000
Taxes	768,000	718,000
Other	446,000	348,000

Total accrued expenses	$3,124,000	$2,404,000

11. Customer Deposit
     A Master Services Agreement was entered into and executed with sanofi-aventis for $4,000,000 in January 2004 calling for our performance of various, undefined future services. Payment occurred at the time of the agreement’s execution. The services were to be delivered in minimum amounts of $1,000,000, $1,000,000 and $2,000,000 prior to January 30, 2005, January 30, 2006, and January 30, 2007, respectively. The services were to be defined on an ongoing basis over the life of the agreement and valued in accordance with pricing for similar services rendered to other customers. If the future services were not defined or requested by sanofi-aventis by the dates listed above the deposit would be forfeited to us. Since our services to be provided to sanofi-aventis were not yet fully defined, the $4,000,000 payment was recorded as a customer deposit. We recorded a forfeiture of $2,000,000 in 2007, as a result of sanofi-aventis’ failure to define or request services as called for in the Master Services Agreement. This forfeiture amount was recorded as a reduction of operating expense. We believe the forfeiture of the deposit was most likely associated with a change in strategic direction that came about as a result of a merger.
12. Notes Payable
License Subscription Note Payable
     We entered into a financing agreement with CIT Financial in May 2009 to fund the purchase of computer software licenses. The note was for $390,000 and was non-interest bearing (imputed interest at 8.6%) and is payable in 36 equal monthly installments of $12,000 per month with the final payment scheduled for April 2012. The remaining note payable at December 31, 2009, was $312,000; of which $126,000 was current and $186,000 was non-current.
     We did not have any debt activity during 2008 and our notes payable balance was zero for the year ended December 31, 2007. However, in December 2007, we paid in full the $1,600,000 principal amount, plus accrued interest owing under a note with sanofi-aventis. This note had originated in 2004 concurrent with our acquisition of MyDocOnline in January 2004. As a result of this payment, sanofi-aventis surrendered a Letter of Credit instrument to the issuing bank, which in turn cancelled the Letter of Credit instrument and released the associated restriction on a $1,675,000 cash deposit. At December 31, 2007, the cash deposit remained invested in a one-year certificate of deposit investment instrument with a maturity date in early 2008 and was reported as current, marketable securities in our balance sheets. Upon the maturity of the certificate of deposit instrument, the principal amount, plus accrued interest was reclassified to cash and cash equivalents.
     The $255,000 Loss on extinguishment of debt in 2007 resulted from the restructuring of the sanofi-aventis note.
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
     The transaction resulted in our issuing 9,930,000 shares of common stock and 5,958,000 warrants to purchase our common stock. The warrants have a 66-month term and are exercisable at any time following the six-month anniversary of the closing of the transaction. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. If any of the 5,958,000 warrants issued to investors in this transaction are exercised at any time, the underwriters will receive additional transaction fees totaling 1% of the proceeds received from the warrant exercise. During 2009, 65,190 warrants were exercised, generating cash proceeds of approximately $100,000 and fees payable to the underwriters of approximately $1,000. There were no warrants exercised in 2008. During 2007, 1,545,000 warrants were exercised, generating cash proceeds of approximately $2,400,000 and fees payable to the underwriters of approximately $24,000.
     The potential future payments to the transaction underwriters were considered a contingent liability and recorded as an accrued expense. This contingent liability is revalued each quarter with the change in valuation recorded as a gain or loss in the statement of operations. The total liability recorded is $60,000 and $47,000 at December 31, 2009 and 2008, respectively, and is included in accrued expenses.
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
     The stock purchase agreement required us to register the common stock issued and the common stock issuable upon exercise of the warrants. We filed a registration statement with the Securities and Exchange Commission (“SEC”) and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of March 4, 2010.

14. Equity Financing Arrangements and Related Warrants
Warrants Summary
     Below is a summary of warrant activity during 2009:

	December 31,				December 31,
	2008				2009
	Warrants	Warrants	Warrants	Warrants	Warrants	Exercise	Warrant
Warrant Grants:	Outstanding	Issued	Expired	Exercised	Outstanding	Price	Expiration
2006 private placement of common stock (See Note 13)	4,413,000	—	—	(65,190)	4,347,810	$1.54	Oct 2011
2005 private placement of common stock	3,231,974	—	—	—	3,231,974	3.04	Aug 2010
2005 private placement broker warrants	108,964	—	—	—	108,964	3.04	Aug 2010
2005 private placement agent warrants	178,111	—	—	—	178,111	3.04	Aug 2010
2004 private placement of convertible notes payable	1,099,010	—	(768,834)	(330,176)	—	1.42 — 4.47	Nov 2009
2004 private placement broker warrants	166,667	—	(166,667)	—	—	6.00	Nov 2009
2002 private placement of equity securities	916,667	—	—	—	916,667	57.60	May 2010
Promissory note payable	145,853	—	—	—	145,853	4.48	Jan 2012

Total	10,260,246	—	(935,501)	(395,366)	8,929,379

     The equity financing arrangements in which the warrants were included are explained below.
2006 Private Placement of Common Stock and Warrants
     On April 2006 we sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of our common stock, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock. The units were sold for a purchase price of $1.19 per unit. Total proceeds from the transaction were $11,817,000. See Note 13.
2005 Private Placement of Common Stock and Warrants
     In August 2005 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (collectively, the “Purchasers”) to issue and sell an aggregate of 10,503,862 units consisting of (i) one share of our common stock, par value $0.01 per share (the “Common Stock”), and (ii) a related warrant to purchase one-third of one share of Common Stock. The units were sold for a purchase price of $2.50 per unit, except in the case of units purchased by our officers and directors, which were sold at a purchase price of $2.99 per unit. Total proceeds from the private placement were $26,288,000 before transaction costs of $2,087,000. We used the net proceeds for working capital and general corporate purposes.
     Our officers and directors purchased 56,862 shares for $170,000 of the $26,288,000 total proceeds and received 18,764 warrants.
     All of the 3,231,974 warrants originally included in the private placement have a five-year term and are exercisable at any time following the six-month anniversary of the closing of the Purchase Agreement. The exercise price of the warrants is $3.04 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. No warrants were exercised for the twelve months ended December 31, 2009 and 2008. For twelve months ended December 31, 2007, 234,300 warrants were exercised, generating cash proceeds of approximately $712,000.
     As part of their compensation for advising us during the transaction, the placement agent for the private placement received 178,111 five-year warrants at a purchase price of $3.04 per share, identical to those issued to the Purchasers. Because the Investors from the 2004 Private Placement of Convertible Notes Payable, described below, also participated in the private placement under their right of first refusal, the debt broker was issued 108,964 five-year warrants at a purchase price of $3.04 per share, identical to those issued to the Purchasers. None of these warrants were exercised as of December 31, 2009.
     The total warrants of 3,753,349 issued in connection with the 2005 private placement were valued at $7,938,000 using the BSOPM and were assigned a value of $5,202,000 based on their relative fair value with the common shares issued in the private placement, which was included in additional paid-in-capital.
2004 Private Placement of Convertible Notes Payable and Related Transactions
     In November 2004 we entered into purchase agreements with the Investors, in which we issued and sold to the Investors $20,000,000 aggregate principal amount of secured, convertible notes and warrants to purchase 1,000,000 shares of our common stock at an exercise price of $6.00 a share, all of which were outstanding at December 31,

2008. Additionally, we issued warrants to purchase 166,667 shares of common stock at $6.00 per share to the brokers of the transaction. The warrants were immediately exercisable and expired November 2, 2009. The convertible promissory notes payable had certain anti-dilution clauses that would adjust the debt conversion and warrant pricing if we issued common stock below $6.00 per share. As a result of the 2005 Private Placement discussed above, the number of warrants originally granted under the convertible promissory notes on November 2, 2004 increased from 1,000,000 to 1,115,244 and the exercise price of those warrants decreased from $6.00 per share to $5.38 per share.
     During 2009, warrants totaling 330,176 and relating to the original 1,000,000 warrants were exercised. These exercised warrants consisted of 124,185, 67,432, 94,042 and 44,517 warrants with exercise prices of $1.42, $1.62, $1.72 and $1.99 per share, respectively. The combined equity contribution for these exercises was approximately $536,000. The remainder of the warrants issued pursuant to this financing expired in November 2009.
2002 Private Placement of Equity Securities
     In 2000, through a private placement, we received cash of $44,000,000 in exchange of 916,667 shares of common stock, ten-year warrants to purchase 916,667 shares of our common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of our common stock at $12.00 per share. At December 31, 2009, 916,667 of the ten-year warrants were outstanding and all four-year warrants have been exercised.
15. Earnings Per Share and Potential Dilution
     The two presentations of earnings per share (basic and diluted) in the consolidated statement of operations are equal in amounts because the assumed exercise of common stock equivalents would be anti-dilutive, and because a net loss was reported for each period. Common shares that have been excluded from the computation of diluted loss per common share consist of the following:

	2009	2008	2007
Stock options	9,571,112	10,039,367	9,538,713
Warrants issued in relation to debt and equity arrangements (see Note 14)	8,929,379	10,260,246	10,434,804

Total antidilutive securities excluded from EPS Calculation	18,500,491	20,299,613	19,973,517

16. Significant Customers
     In 2009, 2008 and 2007, no single customer accounted for 10% or more of our revenues.
17. Commitments and Contingencies
Leases and Debt
     We lease office facilities under non-cancelable operating lease agreements. Rent expense for these operating leases was $1,358,000, $1,280,000, and $1,397,000 in 2009, 2008, and 2007, respectively.
     A summary of our fixed contractual obligations and commitments at December 31, 2009, is as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$1,313,000	$1,149,000	$949,000	$887,000	$665,000	—	$4,963,000
License subscription note payable	126,000	137,000	49,000	—	—	—	312,000

Total cash obligations	1,439,000	1,286,000	998,000	887,000	665,000	—	5,275,000
Interest on obligations	22,000	11,000	1,000	—	—	—	34,000

Total	$1,461,000	$1,297,000	$999,000	$887,000	$665,000	—	$5,309,000

Claims and Proceedings
     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial statements.

18. Income Taxes
     Components of the income taxes related to continuing operations are as follows:

	2009	2008	2007
Current:
U.S	$(95,000)	$(111,000)	$—
State	(20,000)	22,000	13,000
Foreign	179,000	139,000	197,000
Deferred
State	—	(48,000)	—
Foreign	3,000	40,000	(29,000)

	$67,000	$42,000	$181,000

     A reconciliation of the expected U.S. tax benefit to income taxes related to continuing operations is as follows:

	2009	2008	2007
Expected tax benefit at U.S. statutory rate	$(1,527,000)	$(1,902,000)	$(2,723,000)
Unbenefited U.S. losses, net	1,546,000	1,945,000	2,741,000
Nondeductible expense and nontaxable income	(19,000)	(43,000)	(17,000)
Refundable U.S. research credits	(95,000)	(111,000)	—
State income taxes	(20,000)	(26,000)	13,000
Foreign income taxes	182,000	179,000	168,000
Other	—	—	(1,000)

	$67,000	$42,000	$181,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred income taxes as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Nondeductible reserves	$193,000	$203,000
U.S. net operating loss carryforwards	98,206,000	96,661,000
State net operating loss carryforwards	144,000	109,000
Tax credit carryforwards	5,494,000	5,692,000
Stock-based compensation	4,364,000	3,437,000
Intangible assets	2,848,000	3,296,000
Depreciable assets	1,438,000	1,474,000
Unrecognized gain on derivatives	21,000	16,000
Other assets	571,000	1,178,000

Total deferred tax assets	113,279,000	112,066,000
Less valuation allowance	(113,210,000)	(111,994,000)

Net deferred income taxes	$69,000	$72,000

     The $69,000 and $72,000 net deferred income taxes for 2009 and 2008, respectively, are temporary timing differences relating to property and equipment held in Canada and state tax credits that are substantially certain of realization in 2010. Both assets are recorded in other assets.
     We have substantially reserved our U.S. net deferred tax assets in 2009, 2008 and 2007 due to the uncertainty of future taxable income. We have U.S. net operating loss carry-forwards of approximately $288,845,000 which begin to expire in 2019. In 2007, $57,292,000 of our total state net operating loss carry-forward was converted to a tax credit totaling $3,226,000. Our remaining net operating loss carry-forward of $20,728,000 will begin to expire in 2027. We also have tax credit carryforwards of approximately $3,202,000 consisting of business tax credits which began to expire in 2009 and alternative minimum tax credits which do not expire. The net operating loss carryforwards include $16,183,000 resulting from the exercise of non-qualified stock options for which a tax benefit of $5,614,000 will be credited to additional paid-in capital when recognized.

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
The Company previously recorded a $327,000 tax contingency liability related to tax year 2004, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of December 31, 2009, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $440,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
     A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts during 2009 follows:

Unrecognized
Tax Benefits
Balance at December 31, 2007	$327,000
Change in beginning balance due to currency fluctuation	—
Additions based on tax positions related to current year	50,000
Decreases based on tax positions related to current year	—
Additions based on tax positions related to prior years	—
Decreases based on tax positions related to prior years	—
Additions based on tax positions related to settlements	—
Decreases related to lapse of statute of limitations	—

Balance at December 31, 2008	377,000
Change in beginning balance due to currency fluctuation	63,000
Additions based on tax positions related to current year	—
Decreases based on tax positions related to current year	—
Additions based on tax positions related to prior years	—
Decreases based on tax positions related to prior years	—
Additions based on tax positions related to settlements	—
Decreases related to lapse of statute of limitations	—

Balance at end of December 31, 2009	$440,000

     We record accrued interest and penalties related to unrecognized tax benefits in selling, general and administrative expense. There was an insignificant amount of interest expense and penalties accrued or recognized related to unrecognized tax benefits for the years ended December 31, 2009 and 2008.
     We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2009, or during the prior three years. We have determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to a three-year statute of limitations by major tax jurisdictions.
     The Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. U.S. tax authorities have completed their federal income tax examinations for year 2006. Canadian tax authorities have conducted no income tax examinations since our commencement of operations in Canada in 2002.
19. Employee Benefit Plan
     401(k) Plan — We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of our U.S. employees. Under the plan, contributions are voluntarily made by employees, and we may provide contributions based on the employees’ contributions. Our operating losses include $245,000, $243,000, and $190,000 in 2009, 2008, and 2007, respectively, for net contributions to this plan.

20. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	Quarter Ended
	March 31	June 30	September 30	December 31
2009
Revenues	$7,256,000	$7,371,000	$7,835,000	$8,189,000
Gross margin	4,785,000	5,003,000	5,586,000	5,893,000
Net loss	(1,542,000)	(1,925,000)	(657,000)	(311,000)
Basic and diluted net loss per common share*	(0.02)	(0.03)	(0.01)	(0.00)
2008
Revenues	$7,199,000	$6,958,000	$6,709,000	$7,169,000
Gross margin	4,619,000	4,416,000	4,326,000	4,824,000
Net loss	(1,704,000)	(1,350,000)	(1,509,000)	(879,000)
Basic and diluted net loss per common share*	(0.03)	(0.02)	(0.02)	(0.01)

*	Net loss per share is calculated independently for each quarter. The sum of Net loss per share for each quarter does not equal the total Net loss per share for the year due to rounding differences.