Form 10-Q
period 2010-03-31
ZIX CORP
filed 2010-05-07
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2010

Common Stock, par value $0.01 per share	63,980,061

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,741,000	$13,287,000
Marketable securities	25,000	25,000
Receivables, net	656,000	760,000
Prepaid and other current assets	981,000	1,142,000

Total current assets	17,403,000	15,214,000
Property and equipment, net	2,174,000	2,137,000
Goodwill	2,161,000	2,161,000
Other assets	199,000	236,000

Total assets	$21,937,000	$19,748,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$698,000	$769,000
Accrued expenses	2,309,000	3,124,000
Deferred revenue	16,860,000	14,478,000
License subscription note payable	129,000	126,000

Total current liabilities	19,996,000	18,497,000
Long-term liabilities:
Deferred revenue	2,092,000	2,821,000
License subscription note payable	152,000	186,000
Deferred rent	216,000	233,000

Total long-term liabilities	2,460,000	3,240,000

Total liabilities	22,456,000	21,737,000
Commitments and contingencies (see Note 8)
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 66,223,408 issued and 63,896,227 outstanding in 2010 and 66,053,772 issued and 63,726,951 outstanding in 2009	662,000	661,000
Additional paid-in capital	338,109,000	337,352,000
Treasury stock, at cost; 2,327,181 common shares in 2010 and 2009	(11,507,000)	(11,507,000)
Accumulated deficit	(327,783,000)	(328,495,000)

Total stockholders’ deficit	(519,000)	(1,989,000)

Total liabilities and stockholders’ deficit	$21,937,000	$19,748,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$8,416,000	$7,256,000
Cost of revenues	1,856,000	2,471,000

Gross profit	6,560,000	4,785,000
Operating expenses:
Research and development	1,448,000	1,731,000
Selling, general and administrative	4,381,000	4,644,000

Total operating expenses	5,829,000	6,375,000

Operating income (loss)	731,000	(1,590,000)
Other income, net	29,000	68,000

Income (loss) before income taxes	760,000	(1,522,000)
Provision for income taxes	(48,000)	(20,000)

Net income (loss)	$712,000	$(1,542,000)

Basic income (loss) per common share	$0.01	$(0.02)

Diluted income (loss) per common share	$0.01	$(0.02)

Basic weighted average common shares outstanding	63,790,368	63,319,482

Diluted weighted average common shares outstanding	65,517,908	63,319,482

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Stockholders’ Deficit
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, December 31, 2009	66,053,772	$661,000	$337,352,000	$(11,507,000)	$(328,495,000)	$(1,989,000)
Issuance of common stock upon exercise of stock options	169,636	1,000	248,000	—	—	249,000
Employee stock-based compensation costs	—	—	499,000	—	—	499,000
Non-employee stock-based compensation costs	—	—	10,000	—	—	10,000
Net income	—	—	—	—	712,000	712,000

Balance, March 31, 2010	66,223,408	$662,000	$338,109,000	$(11,507,000)	$(327,783,000)	$(519,000)

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$712,000	$(1,542,000)
Non-cash items in net income (loss):
Depreciation and amortization	344,000	319,000
Employee stock-based compensation costs	499,000	830,000
Non-employee stock-based compensation costs	10,000	6,000
Changes in deferred taxes	5,000	8,000
Changes in operating assets and liabilities:
Receivables	104,000	(230,000)
Prepaid and other current assets	193,000	(91,000)
Accounts payable	(73,000)	426,000
Deferred revenue	1,653,000	(479,000)
Accrued and other liabilities	(832,000)	(123,000)

Net cash provided by (used in) operating activities	2,615,000	(876,000)
Investing activities:
Purchases of property and equipment	(379,000)	(144,000)
Restricted cash and marketable securities, net	—	3,000

Net cash used in investing activities	(379,000)	(141,000)
Financing activities:
Proceeds from exercise of stock options	249,000	—
Payment of license subscription note payable	(31,000)	—

Net cash provided by financing activities	218,000	—

Increase (decrease) in cash and cash equivalents	2,454,000	(1,017,000)
Cash and cash equivalents, beginning of period	13,287,000	13,245,000

Cash and cash equivalents, end of period	$15,741,000	$12,228,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2009 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.
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
     International Financial Reporting Standards (“IFRS”) — On August 27, 2008, the U.S. Securities and Exchange Commission (SEC) announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We will continue to monitor the development of the potential implementation of IFRS.
3. Segment Information
     We have concluded that our business has two reportable segments: Email Encryption and e-Prescribing. Our senior management team measures the performance of each segment and determines the related allocation of resources. In 2009 we announced our plan to exit the e-Prescribing business by December 31, 2010. Throughout 2010 we expect to wind down the remaining obligations related to this business segment.
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
     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment. The following table shows Operating results broken out by segment, including Corporate, for the three month periods ended March 31, 2010 and 2009.

Three Months Ended March 31, 2010	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$7,479,000	$937,000	$—	$8,416,000
Cost of revenues	1,502,000	354,000	—	1,856,000

Gross profit	5,977,000	583,000	—	6,560,000

Direct expenses	3,777,000	293,000	—	4,070,000

Segment contribution	2,200,000	290,000	—	2,490,000
Unallocated (expense) income
General and administrative expense	—	—	(1,759,000)	(1,759,000)

Other income, net	—	—	29,000	29,000

Total unallocated (expense) income	—	—	(1,730,000)	(1,730,000)

Income (loss) before provision for income taxes	$2,200,000	$290,000	$(1,730,000)	$760,000

Three Months Ended March 31, 2009	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$6,242,000	$1,014,000	$—	$7,256,000
Cost of revenues	1,013,000	1,458,000	—	2,471,000

Gross profit	5,229,000	(444,000)	—	4,785,000

Direct expenses	2,756,000	1,845,000	—	4,601,000

Segment contribution (loss)	2,473,000	(2,289,000)	—	184,000
Unallocated (expense) income
General and administrative expense	—	—	(1,774,000)	(1,774,000)
Other income	—	—	68,000	68,000

Total unallocated (expense) income	—	—	(1,706,000)	(1,706,000)

Income (loss) before provision for income taxes	$2,473,000	$(2,289,000)	$(1,706,000)	$(1,522,000)

Depreciation and amortization expense:
The following table shows depreciation and amortization expense by segment.

	Three Months Ended March 31,
	2010	2009
Email Encryption	$265,000	$192,000
e-Prescribing	36,000	87,000
Unallocated	43,000	40,000

Total depreciation expense	$344,000	$319,000

Allocated costs:
     For the periods presented we allocated certain fixed expenses as well as certain shared expenses to our segment businesses. Fixed expenses include expenses related to occupancy, information technology and commercial insurance and are generally allocated to the business segments based on direct headcount. Shared expenses include expenses incurred by our customer service, network operations, quality assurance, research and development and marketing departments and are generally allocated based on percent of effort. Shared expenses are largely fixed in nature and are expected to remain flat or only slightly increase in 2010.
     On a consolidated basis, fixed expenses relating to occupancy, information technology and commercial insurance and shared expenses relating to customer service, network operations, quality assurance and research and development decreased $419,000 in the first quarter of 2010 compared to the same period last year. However, due to lower headcount in e-Prescribing and the shift in effort directed toward the Email Encryption business, the allocated portion of fixed and shared expenses for Email Encryption increased $1,148,000 in the first quarter of 2010 compared to the same period last year. Conversely, the portion of fixed and shared expenses allocated to the e-Prescribing business decreased $1,567,000 in the first quarter of 2010 compared to the same period last year. For all of 2010, we expect the Email business to absorb approximately $2,200,000 of allocated expenses that were previously allocated to the e-Prescribing business due to lower headcount in e-Prescribing and the shift in effort directed toward the Email business. Of the $2,200,000 increase, approximately $1,300,000 is expected to be recorded in Cost of revenues with the remaining $900,000 in Direct expenses.
     At the conclusion of the wind down of the e-Prescribing business unit, certain allocated expenses previously absorbed by this business unit will remain. We anticipate approximately $800,000 of fixed and shared expenses to be transferred to the remaining business unit, Email Encryption, and will therefore be absorbed by that business unit beginning in 2011.
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

	March 31, 2010	December 31, 2009
Total assets:
Email Encryption	$3,587,000	$3,781,000
e-Prescribing	495,000	416,000
Corporate	17,855,000	15,551,000

Total assets	$21,937,000	$19,748,000

4. Stock Options and Stock-based Employee Compensation
     As of March 31, 2010, there were 9,965,678 options outstanding and 946,646 available for grant. Of this amount, 760,998 options were available for grant to employees and 185,648 were available for grant to the Company’s directors. For the three-month period ended March 31, 2010, the total stock-based employee compensation expense was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$47,000	$126,000
Research and development	47,000	101,000
Selling, general and administrative	405,000	603,000

Stock-based compensation expense	$499,000	$830,000

     There were 169,636 stock options exercised for the three-month period ended March 31, 2010, and no options exercised in the comparable period in 2009. The excess tax deficiency recorded in the three-month period ended March 31, 2010 and 2009 related to these option exercises was $13,000 and $0, respectively. Deferred tax assets totaling $160,000 and $257,000, resulting from stock-based compensation expense relating to the Company’s U.S. operations, were recorded for the three-month periods ended March 31, 2010 and 2009, respectively. These deferred tax assets were fully reserved because of the Company’s historical net losses for its U.S. operations. As of March 31, 2010, there was $2,198,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.96 years.
Stock Option Activity
The following is a summary of all stock option transactions for the three months ended March 31, 2010:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at December 31, 2009	9,571,112	$4.40
Granted at market price	659,072	$1.94
Cancelled or expired	(94,870)	$17.54
Exercised	(169,636)	$1.47

Outstanding at March 31, 2010	9,965,678	$4.17	5.85	$2,319,000

Options exercisable at March 31, 2010	8,568,230	$4.44	5.35	$1,729,000

     For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2009.
5. Supplemental Cash Flow Information
     Supplemental cash flow information relating to taxes and non-cash activities:

	Three Months Ended March 31,
	2010	2009
Cash paid for interest	$6,000	—
Cash income tax payments	$64,000	$110,000
Non-cash investing and financing activities:
Payables related to purchases of fixed assets	$2,000	$301,000

6. Receivables, net

	March 31,	December 31,
	2010	2009
Receivables	$683,000	$786,000
Allowance for returns and doubtful accounts	(27,000)	(26,000)
Note receivable	484,000	484,000
Allowance for note receivable	(484,000)	(484,000)

Receivables, net	$656,000	$760,000

     The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectible based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.
     The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540,000.
7. Earnings Per Share and Potential Dilution
     Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 are as follows:

	March 31,
	2010	2009
Net income (loss)	$712,000	$(1,542,000)

Basic weighted average shares	63,790,368	63,319,482
Effect of dilutive securities:
Employee and director stock options	630,034	—
Warrants	1,097,506	—

Potential dilutive common shares	65,517,908	63,319,482

Net earnings per share
Basic	$0.01	$(0.02)

Diluted	$0.01	$(0.02)

     During the three months ended March 31, 2010, weighted average shares related to certain stock options of 7,414,779 and warrants of 4,581,569 were excluded from the calculation of diluted earnings per share because the stock options and warrants were anti-dilutive. For the three months ended March 31, 2009, the assumed exercise of common stock equivalents would be anti-dilutive, as a net loss was reported. Common shares excluded from the computation of diluted loss per common share for the three month period ended March 31, 2009, for stock options was 9,687,604 and for warrants 10,260,246.
8. Commitments and contingencies
     A summary of our fixed contractual obligations and commitments at March 31, 2010, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$4,633,000	$1,266,000	$2,036,000	$1,331,000
License subscription note payable	281,000	129,000	152,000	—

Total cash obligations	4,914,000	1,395,000	2,188,000	1,331,000
Interest on obligations	27,000	19,000	8,000	—

Total	$4,941,000	$1,414,000	$2,196,000	$1,331,000

     We have not entered into any material, non-cancelable purchase commitments at March 31, 2010.

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
9. Fair Value Measurements
     The Company does not measure the fair value of any financial instrument other than cash equivalents, options and warrants. The carrying values of other financial instruments (receivables and accounts payable) are not recorded at fair value but approximate fair values primarily due to their short-term nature. The carrying values of other current assets and accrued expenses are also not recorded at fair value, but approximate fair values primarily due to their short-term nature.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     Statements in this report, or in our news releases, websites, public filings, investor and analyst conferences or elsewhere, which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in Item 1A. Risk Factors below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We are a leader in providing secure, Internet-based applications in a Software as a Service (“SaaS”) model. Our focus is the operation of an Email Encryption Service, which has been designed with the end user’s most important relationships in mind. More than 1,000 hospitals and over 1,300 financial institutions, including the most influential companies and government organizations use our Email Encryption Service. Wellpoint, Humana, the Federal Deposit Insurance Corporation (“FDIC”) and the SEC are among these notable customers. Our Email Encryption Service is enhanced by ZixDirectorySM, which allows for emails to be sent seamlessly across the largest email encryption community in the world encompassing more than 20 million members. Email Encryption is one of two reporting segments we currently operate; the other segment we operate is e-Prescribing (see Note 3 to the condensed consolidated financial statements). In 2009 we announced our plan to exit this segment of our business by December 31, 2010. Throughout 2010 we expect to wind down the remaining obligations related to the e-Prescribing business.
     The business operations and service offerings are supported by the ZixData Center™, a network operations center dedicated to secure electronic transaction processing. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrustSM certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SAS70 Type II report on the effectiveness of operational controls used over the audit period. The center is staffed 24 hours a day with a proven 99.99% reliability. Whether it is delivery of email, prescriptions or other sensitive information, we enable communications to be sent in a trusted, safe, and secure manner. This is our core competency and we believe it is a competitive advantage.
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
Results of Operations
First Quarter 2010 Summary of Operations
Financial
•	Revenue for the quarter ended March 31, 2010, was $8,416,000 compared with $7,256,000 for the same period in 2009, representing a 16% increase.

•	Gross profit for the quarter ended March 31, 2010, was $6,560,000 or 78% of revenues compared with $4,785,000 or 66% of revenues for the comparable period in 2009.

Email Encryption — gross profit was $5,977,000 or 80% of revenues compared with $5,229,000 or 84% of revenues for the comparable period in 2009.

e-Prescribing — gross profit was $583,000 or 62% of revenues compared with gross loss of $444,000 or 44% of revenues for the comparable period in 2009.

•	Net income for the quarter ended March 31, 2010, was $712,000 compared with a net loss of $1,542,000 in 2009.

•	Ending cash and cash equivalents were $15,741,000 on March 31, 2010, compared with $13,287,000 on December 31, 2009.
Operations
•	For the Email Encryption service, new first year orders (“NFYOs”) for the quarter ended March 31, 2010, were $2,210,000. For the same period, backlog was $44,416,000.

•	On December 8, 2009, we announced our intention to exit from the e-Prescribing business. We plan to exit this business on December 31, 2010, while fulfilling its existing obligations to customers and partners. As disclosed in our January 6, 2010, press release, we expect this business to be breakeven to slightly profitable in 2010.
     Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended		3-month Variance
	March 31,		2010 vs. 2009
	2010	2009	$	%
Email Encryption	$7,479,000	$6,242,000	1,237,000	20%
e-Prescribing	937,000	1,014,000	(77,000)	(8%)

Total revenues	$8,416,000	$7,256,000	1,160,000	16%

     The increase in Email Encryption revenue was due to the growth inherent in a successful subscription model with steady additions to the subscriber base coupled with a high rate of renewing existing customers. The decrease in e-Prescribing revenue is largely due to a reduction in renewal revenue, which is expected to continue as we exit the business. Due to the ongoing wind down of the e-Prescribing business and the absence of new deployments, we expect e-Prescribing revenue to decline throughout 2010, to approximately 50% to 60% of the 2009 annual total.
     Revenue Indicators — Backlog, Orders and Deployments
     Company-wide backlog — Our end-user order backlog is comprised of contractually bound agreements that we expect to fully amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

     As of March 31, 2010, total backlog was $45,452,000 and we expect approximately 60% of the total backlog to be recognized as revenue during the next twelve months. As of March 31, 2010, the backlog was comprised of the following elements: $18,952,000 of deferred revenue that has been billed and paid, $3,959,000 billed but unpaid, and approximately $22,541,000 of unbilled contracts. The total backlog by segment was $44,416,000 for Email Encryption and $1,036,000 for e-Prescribing.
     On a sequential basis, we measure our Email Encryption momentum on a trailing twelve month basis computed by taking the average of the month end backlog for each of the last twelve months. For the first quarter 2010 the trailing twelve month backlog for Email Encryption was $39.6 million. This compares to $37.3 million in the fourth quarter of 2009, a 6% increase.
     Email Encryption Orders — Total orders for Email Encryption were $9,245,000 and $7,399,000 for the three-month periods ended March 31, 2010 and 2009, respectively. Total orders include customer orders that management separates into three components for measurement purposes: contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2,214,000 and $1,130,000 for the three months ended March 31, 2010 and 2009, respectively. We believe the increase in demand is the result of both an increased customer awareness of the need to protect sensitive information in transit and their efforts to comply with new federal and state regulations.
     e-Prescribing — We have targeted December 31, 2010, to exit the e-Prescribing business, and expect to deploy fewer than twenty additional prescribers into physician practices we currently support. However, we are committed to fulfilling our contractual obligations through the end of 2010 and are also renewing end-users for service during this period. In some instances, our payor sponsors are continuing to fund these prescriber renewals, but generally we contract with the individual physicians to pay for their renewals.
Cost of Revenues
     The following table sets forth a quarter-over-quarter comparison of the cost of revenues by product line.

	Three Months Ended		3-month Variance
	March 31,		2010 vs. 2009
	2010	2009	$	%
Email Encryption	$1,502,000	$1,013,000	$489,000	48%
e-Prescribing	354,000	1,458,000	(1,104,000)	(76%)

Total cost of revenues	$1,856,000	$2,471,000	$(615,000)	(25%)

     The cost of revenues improvement resulted primarily from (i) a $420,000 decrease in salary and benefits for individuals performing deployment activities due to a decrease in average headcount, primarily in the e-Prescribing product line, (ii) a $79,000 decrease in e-Prescribing device costs, (iii) a $56,000 decrease in travel costs, primarily related to e-Prescribing field services, and (iv) a $79,000 decrease in stock-based compensation expense as well as other decreases in various non-people costs primarily associated with decreased deployments of our e-Prescribing product.
     Email Encryption — Email Encryption’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. With the wind down of the e-Prescribing business, the Email Encryption business will absorb more of the fixed costs related to the data center. The increase in Cost of revenues for Email Encryption resulted primarily from these higher allocations of the data center costs.
     e-Prescribing — e-Prescribing’s cost of revenues is comprised of costs related to operating and maintaining the ZixData Center and customer service and support. Consistent with the wind down of the e-Prescribing product line, we have reduced headcount and related expenses for activities relating to recruiting new prescribers and deploying new service. Additionally, this product line is absorbing a smaller portion of the costs associated with the data center due to reduced activity.

Research and Development Expenses
     The following table sets forth a quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended		3-month Variance
	March 31,		2010 vs. 2009
	2010	2009	$	%
Email Encryption	$1,309,000	$804,000	$505,000	63%
e-Prescribing	139,000	927,000	(788,000)	(85%)

Total Research and development	$1,448,000	$1,731,000	$(283,000)	(16%)

     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other non-people costs associated with enhancing our existing products and services and developing new products and services. For the periods presented, we allocated total Research and development expenses to our segment businesses based on percent of effort applied by our engineering resources to each business segment. With the wind down of the e-Prescribing business, research and development resources have shifted toward Email Encryption resulting in a higher allocation of the shared Research and development expense to the Email Encryption business. Additionally, in an effort to increase our Email Encryption development capacity, toward the end of last year we moved several engineering people previously dedicated to e-Prescribing into the Email Encryption business. The increase in Email Encryption Research and development expense for the three months ended March 31, 2010, compared to the same period last year is primarily attributable to the increase in shared cost allocation and additional resources. The decrease in e-Prescribing for the same period resulted primarily from a reduction in the same allocated shared costs and a $227,000 decrease in salary and benefits resulting from lower average headcount.
     On a consolidated basis the decrease in Research and development expense in the first quarter of 2010 compared to the same period in 2009 was primarily attributable to (i) a $227,000 decrease in salary and benefit expense resulting from lower average headcount, primarily in the e-Prescribing business and (ii) a $55,000 decrease in stock-based compensation expense across both product lines. We continued to make investments to strengthen our Email Encryption services and in the first quarter of 2010 we released ZixGatewaySM 4.0, an upgrade to our policy-based appliance that provides support for virtualization, multiple languages and DomainKeys Identified Mail (DKIM), and released ZixPort® 3.7, an upgrade to our portal-based service which provides language localization, increased large file support and support for the iPhone.
     Selling, General and Administrative Expenses
     The following table sets forth a quarter-over-quarter comparison of our selling, general and administrative expenses:

	Three Months Ended		3-month Variance
	March 31,		2010 vs. 2009
	2010	2009	$	%
Email Encryption Selling and marketing expenses	$2,241,000	$1,805,000	$436,000	24%
e-Prescribing Selling and marketing expenses	124,000	893,000	(769,000)	(86%)
Corporate Selling, general and administrative expenses	2,016,000	1,946,000	70,000	4%

Total Selling, general and administrative	$4,381,000	$4,644,000	$(263,000)	(6%)

     Selling, general and administrative expenses consist primarily of salary, stock-based compensation and benefit costs for marketing, sales, executive and administrative personnel as well as costs associated with advertising, promotions, professional services and general corporate activities.
     Email Encryption Selling and marketing expenses increased due to (i) a $330,000 increase in sales commissions resulting from an almost doubling of NFYOs over the same period last year, (ii) a $130,000 increase in allocated costs for occupancy and information technology, and, (iii) a $60,000 increase in travel expenses. These increases were partially offset by a $30,000 decrease in stock based compensation expense. The reductions for e-Prescribing resulted from a reduction in salary and benefit expense, travel expense and other expenses consistent with the wind down of the business.
     The increase in Corporate General and administrative expenses resulted primarily from (i) a $103,000 increase in professional and consulting fees and a $50,000 increase in salary and benefits due to an increase in variable compensation plans due to the improved performance of the Company. These increases were partially offset by an $86,000 reduction in stock based compensation expense.
     Other Income, net
     Other income, net consists primarily of investment income. Investment income was $36,000 and $68,000 for the quarters ended March 31, 2010 and 2009, respectively. The decrease was primarily due to a decrease in interest rates between periods. Also included in the three-month periods ended March 31, 2010, is interest expense of $7,000, which resulted from a third party note for a 36 month Microsoft license subscription. For the three month period ended March 31, 2010, compared to the same period in 2009, total Other income, net was $29,000 compared to $68,000.

     Provision for Income Taxes
     The Provision for income taxes was $48,000 and $20,000 for the three-month periods ended March 31, 2010 and 2009, respectively. The operating losses incurred by the Company’s U.S. operations and the resulting net operating losses for U.S. Federal tax purposes are subject to a $112,934,000 reserve because of the uncertainty of future taxable income. Our 2010 provision of $48,000 consists of taxes on our U.S. operations totaling $16,000, and Canadian operation totaling $30,000, and a small amount of state taxes based on gross revenues. The 2009 provision consisted of taxes on our Canadian operation totaling $51,000, a small amount of state taxes based on gross revenues and a $35,000 refund for historical U.S. tax credits.
     There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended March 31, 2010. We are currently subject to a three-year statute of limitations by major tax jurisdictions.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004 for its Canada operation, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of March 31, 2010, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $453,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
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
     If the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of reserve no longer required. Given our current income position and our expectation of continued income in future periods, we are currently in the process of evaluating the need for all or a portion of our tax reserve. Reversal of all or a part of this reserve could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of our deferred tax assets will be realized. Additionally, deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, our ability to fully utilize the deferred tax assets, including net operating loss carry forwards, against future taxable income may be limited.
     Net Income
     The Net income for the first quarter of 2010 of $712,000 reflects the achievement of the profitability for the first time in the history of our Company, and is an improvement of $2,254,000 compared to the loss of $1,542,000 for the same period last year. The improvement in Net income resulted from higher Gross profit, due to increased revenue and lower cost of revenues, combined with lower R&D and SG&A expenses, as discussed above. Specifically, these expenses decreased due primarily to reductions in average headcount and other costs related to our wind down of the e-Prescribing business.
Liquidity and Capital Resources
Overview
     Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At March 31, 2010, our cash and cash equivalents totaled $15.7 million and our debt was $281,000. Our debt consists of a note related to a three-year subscription for Microsoft licenses that is paid on a monthly basis at approximately $12,000 per month.
     We operate two distinct business segments which are in different stages of their life cycle. Our Email Encryption segment is profitable with revenue growth expected at approximately 20 to 25% for the full year 2010 as compared to 2009. Our e-Prescribing segment was generating significant losses when we announced in 2009 a plan wind down this business during 2010. We expect the e-Prescribing business to be breakeven or slightly profitable in 2010 and we expect to exit this business by December 31, 2010.
     For the three months ended March 31, 2010, we achieved our first quarter of profitability in Company history. Cash and cash equivalents at March 31, 2010, were $15,741,000, an improvement of $2,454,000 from the December 31, 2009, balance. This improvement was primarily driven from increased collections related to the continued growth of our Email Encryption business while holding our overall costs relatively flat. We expect this trend to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash. Although e-Prescribing collections are expected to fall throughout 2010 due to our decision to exit this business unit, because of the associated cost reductions implemented in 2009, we expect the e-Prescribing business to be breakeven or achieve a slight operating profit in 2010.
Impact of Current Economic Environment
     We expect access to capital markets to be restricted over the next twelve months and possibly longer should capital markets remain constrained. Although we anticipate funding our operations internally, if we are unable to do so, our ability to raise capital at costs that are similar to offerings under historic market conditions could be limited.
     Sources and Uses of Cash Summary

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operations	$2,615,000	$(876,000)
Net cash used in investing activities	$(379,000)	$(141,000)
Net cash provided by financing activities	$218,000	$—
     Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.
     Related to our investing activities in the first quarter of 2010, we utilized $379,000 to purchase various computing equipment primarily to satisfy customer contracts. Approximately 50% of these capital purchases were for computer servers for our Email Encryption segment, which are required to deliver our services. In first quarter 2009, we purchased of $144,000 in equipment, of which 40% were for computer servers for our Email Encryption segment.
     Cash provided from financing activities in the first quarter of 2010 resulted from the exercise of stock options, which was partially offset by $31,000 used to fund a small promissory note associated with computer operating system licenses. There were no such activities in the first quarter of 2009. We have historically used a significant amount of cash to fund debt obligations. We do not expect significant funding obligations in the immediate foreseeable future.
Liquidity Summary
     The continued growth in our Email Encryption business and the wind down of our e-Prescribing business have driven a significant financial improvement for our Company and are reflected in our financial position for the three months ended March 31, 2010. Based on these first quarter operating results and current 2010 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months. We have in the past expressed a lack of willingness, relative to other alternatives, to raise capital by issuing new shares of common stock given the price of the Company’s common stock. Should business results not occur as planned, we would first utilize our existing cash resources and would also consider altering our business plan to augment our cash flow position through cost reduction measures or other such actions. There can be no assurance, however, that we would be successful in carrying out any of these measures should they become necessary.
Options and Warrants of ZixCorp Common Stock
     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that were outstanding as of March 31, 2010. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in	Total Value of
Exercise Price Range	Outstanding Shares	Outstanding Shares	Outstanding shares)	Vested Shares
$1.11 - $1.99	7,166,611	$10,989,000	6,508,779	$9,960,000
$2.00 - $3.49	5,304,470	15,510,000	4,909,936	14,691,000
$3.50 - $4.99	3,279,852	14,587,000	2,934,770	12,959,000
$5.00 - $5.99	549,260	2,792,000	549,260	2,792,000
$6.00 - $8.99	736,816	4,757,000	736,816	4,757,000
$9.00 - $19.99	890,381	9,727,000	890,381	9,727,000
$20.00 - $57.60	967,667	54,002,000	967,667	54,002,000

Total	18,985,057	$112,364,000	17,497,609	$108,888,000

Off-Balance Sheet Arrangements
     None.
Contractual Obligations, Contingent Liabilities and Commitments
     A summary of our fixed contractual obligations and commitments at March 31, 2010, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$4,633,000	$1,266,000	$2,036,000	$1,331,000
Debt (long-term and short-term)	308,000	148,000	160,000	—

Total	$4,941,000	$1,414,000	$2,196,000	$1,331,000

     We have not entered into any material, non-cancelable purchase commitments at March 31, 2010.
     We have severance agreements with certain employees which would require the Company to pay approximately $1,647,000 if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Controls over Financial Reporting
     During the three months ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Note 8 to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.
ITEM 1A. Risk Factors
     See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (Removed and Reserved)
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

ZIX CORPORATION
Date: May 7, 2010	By:	/s/ Susan K. Conner
Susan K. Conner
Chief Financial Officer