Form 10-Q
period 2010-06-30
ZIX CORP
filed 2010-08-09
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010

Common Stock, par value $0.01 per share	64,071,326

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,477,000	$13,287,000
Marketable securities	—	25,000
Receivables, net	564,000	760,000
Prepaid and other current assets	854,000	1,142,000

Total current assets	18,895,000	15,214,000
Property and equipment, net	2,240,000	2,137,000
Goodwill	2,161,000	2,161,000
Other assets	164,000	236,000

Total assets	$23,460,000	$19,748,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$672,000	$769,000
Accrued expenses	2,393,000	3,124,000
Deferred revenue	16,454,000	14,478,000
License subscription note payable	131,000	126,000

Total current liabilities	19,650,000	18,497,000
Long-term liabilities:
Deferred revenue	1,803,000	2,821,000
License subscription note payable	119,000	186,000
Deferred rent	198,000	233,000

Total long-term liabilities	2,120,000	3,240,000

Total liabilities	21,770,000	21,737,000
Commitments and contingencies (see Note 8)
Stockholders’ equity (deficit):
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 66,362,868 issued and 64,035,687 outstanding in 2010 and 66,053,772 issued and 63,726,591 outstanding in 2009	664,000	661,000
Additional paid-in capital	338,815,000	337,352,000
Treasury stock, at cost; 2,327,181 common shares in 2010 and 2009	(11,507,000)	(11,507,000)
Accumulated deficit	(326,282,000)	(328,495,000)

Total stockholders’ equity (deficit)	1,690,000	(1,989,000)

Total liabilities and stockholders’ equity (deficit)	$23,460,000	$19,748,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$8,915,000	$7,371,000	$17,331,000	$14,627,000
Cost of revenues	1,970,000	2,368,000	3,826,000	4,839,000

Gross profit	6,945,000	5,003,000	13,505,000	9,788,000

Operating expenses:
Research and development	1,307,000	1,747,000	2,755,000	3,478,000
Selling, general and administrative	4,062,000	5,228,000	8,443,000	9,872,000

Total operating expenses	5,369,000	6,975,000	11,198,000	13,350,000

Operating income (loss)	1,576,000	(1,972,000)	2,307,000	(3,562,000)
Other income, net	15,000	73,000	44,000	141,000

Income (loss) before income taxes	1,591,000	(1,899,000)	2,351,000	(3,421,000)
Provision for income taxes	(90,000)	(26,000)	(138,000)	(46,000)

Net income (loss)	$1,501,000	$(1,925,000)	$2,213,000	$(3,467,000)

Basic income (loss) per common share	$0.02	$(0.03)	$0.03	$(0.05)

Diluted income (loss) per common share	$0.02	$(0.03)	$0.03	$(0.05)

Basic weighted average common shares outstanding	63,976,551	63,319,482	63,883,974	63,319,482

Diluted weighted average common shares outstanding	66,368,548	63,319,482	65,977,451	63,319,482

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance, December 31, 2009	66,053,772	$661,000	$337,352,000	$(11,507,000)	$(328,495,000)	$(1,989,000)
Issuance of common stock upon exercise of stock options	309,096	3,000	466,000	—	—	469,000
Employee stock-based compensation costs	—	—	976,000	—	—	976,000
Non-employee stock-based compensation costs	—	—	21,000	—	—	21,000
Net income	—	—	—	—	2,213,000	2,213,000

Balance, June 30, 2010	66,362,868	$664,000	$338,815,000	$(11,507,000)	$(326,282,000)	$1,690,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$2,213,000	$(3,467,000)
Non-cash items in net income (loss):
Depreciation and amortization	685,000	648,000
Employee stock-based compensation costs	976,000	1,353,000
Non-employee stock-based compensation costs	21,000	16,000
Changes in deferred taxes	7,000	7,000
Changes in operating assets and liabilities:
Receivables	196,000	(152,000)
Prepaid and other assets	353,000	374,000
Accounts payable	(222,000)	409,000
Deferred revenue	958,000	(19,000)
Accrued and other liabilities	(766,000)	592,000

Net cash provided by (used in) operating activities	4,421,000	(239,000)
Investing activities:
Purchases of property and equipment	(663,000)	(515,000)
Sales of marketable securities	25,000	—
Restricted cash and marketable securities, net	—	3,000

Net cash (used in) investing activities	(638,000)	(512,000)
Financing activities:
Proceeds from exercise of stock options	469,000	—
Payment of license subscription note payable	(62,000)	—

Net cash provided by financing activities	407,000	—

Increase (decrease) in cash and cash equivalents	4,190,000	(751,000)
Cash and cash equivalents, beginning of period	13,287,000	13,245,000

Cash and cash equivalents, end of period	$17,477,000	$12,494,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2009 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Standards and Pronouncements
To be adopted in 2010 or beyond:
     In October 2009, the FASB issued guidance that provides principles for allocation of consideration among a revenue arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The potential impact of this standard is being evaluated. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements or footnote disclosures.
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
     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment. The following table shows Operating results broken out by segment, including Corporate, for the three month periods ended June 30, 2010 and 2009.

Three Months Ended June 30, 2010	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$8,194,000	$721,000	$—	$8,915,000
Cost of revenues	1,570,000	400,000	—	1,970,000

Gross profit	6,624,000	321,000	—	6,945,000

Direct expenses	3,632,000	133,000	—	3,765,000

Segment contribution	2,992,000	188,000	—	3,180,000
Unallocated (expense) income
General and administrative expense	—	—	(1,604,000)	(1,604,000)
Other income, net	—	—	15,000	15,000

Total unallocated (expense) income	—	—	(1,589,000)	(1,589,000)

Income (loss) before provision for income taxes	$2,992,000	$188,000	$(1,589,000)	$1,591,000

Three Months Ended June 30, 2009	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$6,379,000	$992,000	$—	$7,371,000
Cost of revenues	1,088,000	1,280,000	—	2,368,000

Gross profit	5,291,000	(288,000)	—	5,003,000

Direct expenses	2,979,000	1,749,000	—	4,728,000

Segment contribution (loss)	2,312,000	(2,037,000)	—	275,000
Unallocated (expense) income
General and administrative expense	—	—	(2,247,000)	(2,247,000)
Other income, net	—	—	73,000	73,000

Total unallocated (expense) income	—	—	(2,174,000)	(2,174,000)

Income (loss) before provision for income taxes	$2,312,000	$(2,037,000)	$(2,174,000)	$(1,899,000)

The following table shows Operating results broken out by segment, including Corporate, for the six month periods ended June 30, 2010 and 2009.

Six Months Ended June 30, 2010	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$15,673,000	$1,658,000	$—	$17,331,000
Cost of revenues	3,072,000	754,000	—	3,826,000

Gross profit	12,601,000	904,000	—	13,505,000

Direct expenses	7,409,000	426,000	—	7,835,000

Segment contribution	5,192,000	478,000	—	5,670,000
Unallocated (expense) income
General and administrative expense	—	—	(3,363,000)	(3,363,000)
Other income, net	—	—	44,000	44,000

Total unallocated (expense) income	—	—	(3,319,000)	(3,319,000)

Income (loss) before provision for income taxes	$5,192,000	$478,000	$(3,319,000)	$2,351,000

Six Months Ended June 30, 2009	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$12,621,000	$2,006,000	$—	$14,627,000
Cost of revenues	2,101,000	2,738,000	—	4,839,000

Gross profit	10,520,000	(732,000)	—	9,788,000

Direct expenses	5,735,000	3,594,000	—	9,329,000

Segment contribution (loss)	4,785,000	(4,326,000)	—	459,000
Unallocated (expense) income
General and administrative expense	—	—	(4,021,000)	(4,021,000)
Other income, net	—	—	141,000	141,000

Total unallocated (expense) income	—	—	(3,880,000)	(3,880,000)

Income (loss) before provision for income taxes	$4,785,000	$(4,326,000)	$(3,880,000)	$(3,421,000)

Depreciation and amortization expense:
The following table shows depreciation and amortization expense by segment.

	Six Months Ended June 30,
	2010	2009
Email Encryption	$535,000	$386,000
e-Prescribing	73,000	179,000
Unallocated	77,000	83,000

Total depreciation expense	$685,000	$648,000

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
     Included in the increase in Email Encryption Cost of revenues and Direct expenses for the second quarter 2010 compared to the same quarter last year was an increase of approximately $500,000 for allocated fixed and shared expenses which were spread approximately evenly between Cost of revenues and Direct expenses. This increase resulted from lower headcount in e-Prescribing and the shift in effort directed toward the Email Encryption business. The remaining increase in Email Encryption resulted from normal planned increases in the budget in support of Email Encryption growth. The expense reductions in e-Prescribing were attributable primarily to lower headcount and other expense reductions resulting from diminished recruiting and deployment activity in this business segment and the impact of lower allocated costs.
     The Email Encryption increase in allocated fixed and shared expenses was approximately $1,000,000 for the six month period ended June 30, 2010 compared to the same period last year. This increase was spread approximately evenly between Cost of revenues and Direct expenses. The remaining increase in Email Encryption resulted primarily from planned increases in support of Email Encryption growth.
      In our first quarter 2010 Form 10-Q we disclosed $1,148,000 of expenses which included planned increases to the Email Encryption business when it should have only included the fixed and shared allocated expenses absorbed by this business segment. We therefore have adjusted this amount down to approximately $500,000. This revision is only to the supplement disclosure included with the segment data, which was accurately stated.
      The expense reductions in e-Prescribing resulted primarily from lower headcount and other expense reductions attributable to diminished recruiting and deployment activity in this business segment combined with the impact of lower allocated costs. We expect the Email Encryption business will absorb approximately $800,000 to $1,000,000 of allocated fixed and shared expenses during the second half of 2010 depending on the pace of the of the e-Prescribing wind down.
     The wind down of the e-Prescribing business is progressing well and there have been minimal technical support issues, which have allowed us to utilize some of the e-Prescribing team to support the Email Encryption business as time permits. This movement of resources is producing a shift in expenses between the two businesses and will not change total expense. At the conclusion of the wind down of the e-Prescribing business unit, certain allocated expenses previously absorbed by this business unit will remain. We now anticipate approximately $600,000 to $700,000 depending on the pace of the wind down, of fixed and shared expenses to be absorbed by the remaining business unit, Email Encryption, and those expenses will be reflected in its expenses beginning in 2011.
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

	June 30, 2010	December 31, 2009
Total assets:
Email Encryption	$3,672,000	$3,781,000
e-Prescribing	250,000	416,000
Corporate	19,538,000	15,551,000

Total assets	$23,460,000	$19,748,000

4. Stock Options and Stock-based Employee Compensation
     As of June 30, 2010, there were 9,648,929 options outstanding and 1,105,285 available for grant. Of this amount, 861,262 options were available for grant to employees and 244,023 were available for grant to the Company’s directors. For the three month and six month periods ended June 30, 2010, the total stock-based employee compensation expense was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2010
Cost of revenues	$54,000	$101,000
Research and development	51,000	98,000
Selling, general and administrative	372,000	777,000

Stock-based compensation expense	$477,000	$976,000

     There were 139,460 and 309,096 stock options exercised for the three and six month periods ended June 30, 2010. No options were exercised for the comparable periods in 2009. The excess tax deficiency recorded in the three and six month periods ended June 30, 2010, related to these option exercises was $17,000 and $30,000, respectively. A deferred tax asset totaling $263,000 and $422,000, resulting from stock-based compensation expense relating to the Company’s U.S. operations, was recorded for the six month periods ended June 30, 2010, and 2009, respectively. These deferred tax assets were fully reserved because of the Company’s historical net losses for its U.S. operations. As of June 30, 2010, there was $1,616,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.92 years.
     Stock Option Activity
The following is a summary of all stock option transactions for the three months ended June 30, 2010:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at March 31, 2010	9,965,678	$4.17
Granted at market price	63,000	$2.41
Cancelled or expired	(240,289)	$3.49
Exercised	(139,460)	$1.57

Outstanding at June 30, 2010	9,648,929	$4.21	5.61	$1,999,000

Options exercisable at June 30, 2010	8,546,137	$4.45	5.20	$1,589,000

     At June 30, 2010, we had 2,974,330 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock.
     For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2009.
5. Supplemental Cash Flow Information
     Supplemental cash flow information relating to taxes and non-cash activities:

	Six Months Ended June 30,
	2010	2009
Cash paid for interest	$12,000	$—
Cash income tax payments	$149,000	$142,000
Non-cash investing and financing activities:
Assets sold to customers as part of their subscription service	$—	$2,000
Payables related to purchases of fixed assets	$125,000	$153,000
Issuance of license subscription note payable	$—	$390,000
Amounts reclassified from Notes payable to Accounts payable	$—	$19,000
6. Receivables, net

	June 30,	December 31,
	2010	2009
Receivables	$602,000	$786,000
Allowance for returns and doubtful accounts	(38,000)	(26,000)
Note receivable	484,000	484,000
Allowance for note receivable	(484,000)	(484,000)

Receivables, net	$564,000	$760,000

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

7. Earnings Per Share and Potential Dilution
     Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$1,501,000	$(1,925,000)	$2,213,000	$(3,467,000)

Basic weighted average shares	63,976,551	63,319,482	63,883,974	63,319,482
Effect of dilutive securities:
Employee and director stock options	845,705	—	748,190	—
Warrants	1,546,292	—	1,345,287	—

Potential dilutive common shares	66,368,548	63,319,482	65,977,451	63,319,482

Net earnings (loss) per share
Basic	$0.02	$(0.03)	$0.03	$(0.05)

Diluted	$0.02	$(0.03)	$0.03	$(0.05)

     During the three and six month periods ended June 30, 2010, weighted average shares related to certain stock options of 7,444,427 and 7,405,497 respectively, were excluded from the calculation of diluted earnings per share because the stock options were anti-dilutive. Anti-dilutive warrants of 3,664,902 in both the three and six month periods ended June 30, 2010, were also excluded from the calculation. For the three and six month periods ended June 30, 2009, the assumed exercise of common stock equivalents would be anti-dilutive, as a net loss was reported. Common shares excluded from the computation of diluted loss per common share for the three and six month periods ended June 30, 2009, was 9,661,326 for stock options and 10,260,246 for warrants.
8. Commitments and contingencies
     A summary of our fixed contractual obligations and commitments at June 30, 2010, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$4,287,000	$1,219,000	$1,959,000	$1,109,000
License subscription note payable	250,000	131,000	119,000	—

Total cash obligations	4,537,000	1,350,000	2,078,000	1,109,000
Interest on obligations	21,000	16,000	5,000	—

Total	$4,558,000	$1,366,000	$2,083,000	$1,109,000

     We have not entered into any material, non-cancelable purchase commitments at June 30, 2010.
Claims and Proceedings
     We are, from time to time, involved in various legal proceedings that arise in the ordinary course of business. We do not believe the outcome of those legal proceedings either individually or taken as a whole, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we cannot predict with certainty any eventual loss or range of possible loss related to such matters.
9. Fair Value Measurements
     Financial Accounting Standards Board (“FASB”) guidance regarding fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables, and accounts payable, the fair values approximate carrying values due to the short-term maturities of these instruments. The carrying values of other current assets and accrued expenses are also not recorded at fair value, but approximate fair values primarily due to their short-term nature.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     Statements in this report, or in our news releases, websites, public filings, investor and analyst conferences or elsewhere, which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We are a leader in providing secure, Internet-based applications in a Software as a Service (“SaaS”) model. Our focus is the operation of an Email Encryption Service, which has been designed with the customers’ most important relationships in mind. More than 1,200 hospitals and over 1,300 financial institutions, including some of the most influential companies and government organizations use our Email Encryption Service. Wellpoint, Humana, and the SEC are among these notable customers. Our Email Encryption Service is enhanced by ZixDirectorySM, which contains more than 22 million email addresses. ZixDirectorySM allows for emails to be sent seamlessly whenever possible, across the largest email encryption community in the world. Email Encryption is one of two reporting segments we currently operate; the other segment we operate is e-Prescribing (see Note 3 to the condensed consolidated financial statements). In 2009 we announced our plan to exit this segment of our business by December 31, 2010. Throughout 2010 we expect to wind down the remaining obligations related to the e-Prescribing business.
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

Results of Operations
Second Quarter 2010 Summary of Operations
Financial
•	Revenue for the quarter ended June 30, 2010, was $8,915,000 compared with $7,371,000 for the same period in 2009 representing a 21% increase.

•	Gross profit for the quarter ended June 30, 2010, was $6,945,000 or 78% of revenues compared with $5,003,000 or 68% of revenues for the comparable period in 2009.
Email Encryption — gross profit was $6,624,000 or 81% of revenues compared with $5,291,000 or 83% of revenues for the comparable period in 2009.
e-Prescribing — gross profit was $321,000 or 45% of revenues compared with gross loss of $288,000 or 29% of revenues for the comparable period in 2009.
•	Net income for the quarter ended June 30, 2010, was $1,501,000 compared with a net loss of $1,925,000 in 2009. Included in net income for the quarter ended June 30, 2010, was approximately $169,000 of non recurring severance costs related to the wind down of our e-Prescribing business.

•	Ending cash and cash equivalents were $17,477,000 on June 30, 2010, compared with $13,287,000 on December 31, 2009.
Operations
•	For the Email Encryption service, new first year orders (“NFYOs”) for the quarter ended June 30, 2010, were $2,108,000. June 30, 2010, Email Encryption backlog was $45,593,000.

•	The wind down of our e-Prescribing business is progressing well. We have worked out appropriate resolutions with all of our major customers in this business and have protected our brand in the important healthcare vertical market. As disclosed in our July 27, 2010, press release, we expect this business to generate a small amount of profit for 2010.
     Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a period-over-period comparison of the Company’s revenues:

			3-month Variance				6-month Variance
	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Email Encryption	$8,194,000	$6,379,000	$1,815,000	28%	$15,673,000	$12,621,000	$3,052,000	24%
e-Prescribing	721,000	992,000	(271,000)	(27%)	1,658,000	2,006,000	(348,000)	(17%)

Total revenues	$8,915,000	$7,371,000	$1,544,000	21%	$17,331,000	$14,627,000	$2,704,000	18%

     The increase in Email Encryption revenue was due to continued cumulative growth in our subscription model, where strong new orders combined with a sustained high level of customer retention. Our second quarter 2010 Email Encryption revenues include a catch-up entry of approximately $300,000 of deferred revenue we recognized due to our implementing an automated method of closing out our service offering deployments. This method shortens the time for reporting deployments and allows us to more effectively synchronize revenue recognition with service deployment. Because we expected to recognize that deferred revenue during the third and fourth quarters of 2010, the catch-up entry is not anticipated to have any material impact on our projected annual revenue for 2010.
     The decrease in e-Prescribing revenue is largely due to a reduction in renewal revenue, which is expected to continue as we exit the business. Due to the ongoing wind down of the e-Prescribing business and the absence of new deployments, we expect e-prescribing revenue to decline throughout 2010, to approximately 60% of the 2009 annual total.
Revenue Indicators — Backlog and Orders
     Email Encryption backlog — Our Email Encryption customer order backlog is a key measurement of our success in signing new customers and retaining existing customers. Our end-user order backlog is comprised of contractually bound agreements that we expect to amortize into revenue as the services are performed. The timing of revenue recognition is affected by both the length of time required to deploy a service and the length of the service contract.

     As of June 30, 2010, Email Encryption backlog was $45,593,000 and we expect approximately 57% of the backlog to be recognized as revenue during the next twelve months. As of June 30, 2010, the Email Encryption backlog was comprised of the following elements: $17,657,000 of deferred revenue that has been billed and paid, $4,830,000 billed but unpaid, and approximately $23,107,000 of unbilled backlog relating primarily to the second and third years of multi-year contracts.
     Email Encryption Orders — Total orders for Email Encryption were $9,598,000 and $9,966,000 for the three month periods ended June 30, 2010 and 2009, respectively. The decline in total Email Encryption orders in the second quarter 2010 compared to the same period in 2009 was attributable to a higher number of larger sized contacts scheduled for renewal in the second quarter 2009 and the length of those contracts. Total orders includes anticipated revenues from customer orders, which management groups into three categories: first twelve months of renewing contracts, NFYOs, and new and renewing orders beyond the first year of service in a multi-year service contract. NFYOs were $2,108,000 and $1,650,000 for the three month periods ended June 30, 2010 and 2009, respectively. We believe the increase in demand is the result of customers’ increased awareness of the need to protect sensitive information in transit and customers’ efforts to comply with new federal and state privacy regulations.
     e-Prescribing — As of June 30, 2010, our e-Prescribing backlog was $663,000, which we expect to recognize as revenue in 2010. As of June 30, 2010, the e-Prescribing backlog was comprised of $600,000 of deferred revenue that has been billed and paid and $63,000 billed but unpaid. This backlog includes revenue from approximately 1,250 actively writing prescribers with subscriptions through our December 2010 exit of the e-Prescribing business. We have concluded appropriate resolutions with our major customers to fulfill our contractual obligations while also renewing contracts for service through the remainder of the wind down period as noted above.
Cost of Revenues
     The following table sets forth a period-over-period comparison of the cost of revenues by product line.

			3-month Variance				6-month Variance
	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Email Encryption	$1,570,000	$1,088,000	$482,000	44%	$3,072,000	$2,101,000	$971,000	46%
e-Prescribing	400,000	1,280,000	(880,000)	(69%)	754,000	2,738,000	(1,984,000)	(72%)

Total cost of revenues	$1,970,000	$2,368,000	$(398,000)	(17%)	$3,826,000	$4,839,000	$(1,013,000)	(21%)

     As we wind down the e-Prescribing business, we have reduced headcount and expenses for activities relating to recruiting new prescribers and deploying new service. Additionally, due to reduced e-Prescribing business activity, that business is absorbing a smaller portion of the allocated costs described in the Segment information and the Email Encryption business has absorbed more of the allocated costs. The increase in Cost of revenues for Email Encryption for both the three and six month periods ended June 30, 2010, compared to the same time periods last year resulted primarily from these higher allocations.
     For the three month period ended June 30, 2010, the Cost of revenues improvement resulted primarily from (i) a $210,000 decrease in salary and benefits for individuals performing deployment activities due to a decrease in average headcount in the e-Prescribing product line, (ii) a $108,000 decrease in e-Prescribing device costs, (iii) a $40,000 decrease in travel costs, primarily related to e-Prescribing field services, and (iv) a $40,000 net decrease in other various non-people costs primarily associated with decreased deployments of our e-Prescribing product. Additionally, due to lower than anticipated e-Prescribing technical support requirements, we moved a few people who were previously assigned to e-Prescribing Research and development to Email Encryption Customer support to assist with higher order volumes in that business. That reassignment reduced e-Prescribing Research and development costs and increased Email Encryption Cost of revenues.
     For the six month period ended June 30, 2010, the Cost of revenues improvement resulted primarily from (i) a $630,000 decrease in salary and benefits for individuals performing deployment activities due to a decrease in average headcount in the e-Prescribing product line, (ii) a $188,000 decrease in e-Prescribing device costs, (iii) a $90,000 decrease in travel costs, primarily related to e-Prescribing field services, (iv) an $84,000 decrease in stock-based compensation expense, and (v) a $21,000 net decrease in other various non-people costs primarily associated with decreased deployments of our e-Prescribing product. Although to a lesser extent, the year to date results include the aforementioned reassignment of e-Prescribing personnel.
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

Research and Development Expenses
     The following table sets forth a period-over-period comparison of our research and development expenses.

			3-month Variance				6-month Variance
	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Email Encryption	$1,248,000	$821,000	$427,000	52%	$2,557,000	$1,624,000	$933,000	57%
e-Prescribing	59,000	926,000	(867,000)	(94%)	198,000	1,854,000	(1,656,000)	(89%)

Total Research and development	$1,307,000	$1,747,000	$(440,000)	(25%)	$2,755,000	$3,478,000	$(723,000)	(21%)

     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff and other non-people costs associated with enhancing our existing products and services and developing new products and services. For the periods presented, we allocated total Research and development expenses to our segment businesses based on percent of effort applied by our engineering resources to each business segment. With the wind down of the e-Prescribing business, the percentage of shared research and development resources allocated to Email Encryption was increased resulting in a higher Research and development expense to the Email Encryption business.
     The increase in Email Encryption Research and development expense for the three and six month periods ended June 30, 2010, compared to the same periods last year is primarily attributable to the increase in shared cost allocation and additional resources. The decrease in e-Prescribing resulted primarily from a reduction in the same allocated shared costs for both the three and six month periods ended June 30, 2010, compared to the same periods in 2009. Further decreases in e-Prescribing Research and development were attributable to decreases in salary and benefits resulting from lower average headcount totaling $379,000 and $607,000 for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009.
     In the second quarter of 2010 the on-going investment in our Email Encryption products included delivery of new versions of both ZixGateway and ZixPort that provide advanced protocol handling, security functions and support for multiple languages. We also designed a set of tools to improve the automation level and efficiency of the customer provisioning process for our resellers and distributors. This will allow our third-party channels to deploy our service more quickly.
Selling, General and Administrative Expenses
     The following table sets forth a period-over-period comparison of our selling, general and administrative expenses.

			3-month Variance				6-month Variance
	Three Months Ended June 30,		2010 vs. 2009		Six Months Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Email Encryption Selling and marketing expenses	$2,140,000	$1,986,000	$154,000	8%	$4,381,000	$3,791,000	$590,000	16%
e-Prescribing Selling and marketing expenses	52,000	796,000	(744,000)	(93%)	176,000	1,689,000	(1,513,000)	(90%)
Corporate Selling, general and administrative expenses	1,870,000	2,446,000	(576,000)	(24%)	3,886,000	4,392,000	(506,000)	(12%)

Total Selling, general and administrative	$4,062,000	$5,228,000	$(1,166,000)	(22)%	$8,443,000	$9,872,000	$(1,429,000)	(14%)

     Selling, general and administrative expenses (“SG&A”) consist primarily of salary, stock-based compensation and benefit costs for marketing, selling, executive and administrative personnel as well as costs associated with promotions, professional services, travel and general corporate activities.
     Email Encryption selling and marketing expenses for the three month period ended June 30, 2010, increased due to (i) a $68,000 increase in salaries and variable compensation resulting from an increase in average headcount and sales commissions resulting from higher NFYOs, (ii) a $70,000 increase in allocated costs for occupancy and information technology and (iii) a $16,000 net increase in trade show expenses and various other selling and marketing costs.
     The year to date increase in Email Encryption selling and marketing expenses resulted from (i) a $398,000 increase in salaries and variable compensation driven primarily by sales commissions resulting from higher NFYOs, and (ii) a $200,000 increase in allocated costs due to the wind down of the e-Prescribing business for occupancy and information technology.

     The reductions for e-Prescribing for both the three and six month periods ended June 30, 2010, compared to the same periods last year, resulted from a reduction in salary and benefit expense, travel expense and other expenses consistent with the wind down of that business segment.
     The decrease in Corporate General and administrative expenses for the three month period ended June 30, 2010, compared to the same period last year resulted from (i) a $292,000 decrease in salaries and benefits primarily attributable to a non-recurring severance expense in the second quarter of 2009 and (ii) a $298,000 decrease in professional fees, primarily outside legal fees.
     Year to date, the cost decreases in the second quarter of 2010 were substantially offset by higher professional fees, primarily outside legal fees, in the first quarter 2010 compared to the same period last year.
     Other Income, net
     Other income, net consists primarily of investment income. Investment income was $20,000 and $79,000 for the quarters ended June 30, 2010 and 2009, respectively. The change was primarily due to sublease income of $20,000 related to an operating lease in Ohio that expired in 2009 and a decrease in interest rates between periods. Also included in the three month periods ended June 30, 2010 and 2009, is interest expense of $5,000 and $6,000, respectively, which resulted from a third party note for a 36 month Microsoft license subscription.
     Other income, net, consists of $56,000 investment income and $12,000 interest expense for the six month period ended June 30, 2010. For the same period in 2009, Other income, net consists of $147,000 investment income and $6,000 interest expense. Included in 2009 investment income is sublease income of $40,000. In the second quarter of 2009 we also recognized $36,000 of investment income related to an e-Prescribing project which was not generally released and was discontinued by customer request. The remaining variance is due to a decrease in interest rates between periods.
     Provision for Income Taxes
     The Provision for income taxes was $90,000 and $26,000 for the three month period ended June 30, 2010 and 2009, respectively and $138,000 and $46,000 for the six month period ended June 30, 2010 and 2009, respectively. The operating losses incurred by the Company’s U.S. operations and the resulting net operating losses for U.S. Federal tax purposes are subject to a $112,348,000 reserve due to the historical uncertainty of future taxable income. Our 2010 provision for the six month period ended June 30, 2010, of $138,000 consists of taxes on our U.S. operations totaling $53,000, and Canadian operation totaling $69,000, and a small amount of state taxes based on gross revenues. The 2009 provision for income tax of $46,000 consisted of taxes on our Canadian operation totaling $96,000, a small amount of state taxes based on gross revenues and a $56,000 refund for historical U.S. tax credits.
     There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three and six month periods ended June 30, 2010.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004 for its Canadian operations. That contingency remains unchanged except for currency translation adjustments. As of June 30, 2010, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $440,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
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
     If the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, we would have to apply judgment to determine the amount of reserve no longer required. Given our current income position and our expectation of continued income in future periods, we are currently in the process of evaluating our ability to utilize all or a portion of our tax reserve. Our ability to utilize all or a part of this reserve could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of our deferred tax assets will be realized. Additionally, deferred tax assets may be limited in whole or in part by Internal Revenue Code Section 382. As a result, our ability to fully utilize the deferred tax assets, including net operating loss carry forwards, against future taxable income may be limited.

     Net Income
     The Net income for the second quarter of 2010 of $1,501,000 reflects the achievement of profitability for the second consecutive quarter, and is an improvement of $3,426,000 compared to the net loss of $1,925,000 for the same period last year. The improvement in Net income resulted from higher Gross profit, due to increased revenue and lower Cost of revenues, combined with lower R&D and SG&A expenses, as discussed above. Specifically, these expenses decreased due primarily to reductions in average headcount and other costs related to our wind down of the e-Prescribing business.
Liquidity and Capital Resources
Overview
     Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At June 30, 2010, our cash and cash equivalents totaled $17,477,000 and our debt was $250,000. Our debt consists of a note related to a three year subscription for Microsoft software licenses that is paid on a monthly basis at approximately $12,000 per month.
     We operate two distinct business segments which are in different stages of their life cycle. We expect our Email Encryption segment to remain profitable with revenue growth at approximately 25% for the full year 2010 as compared to 2009. Our e-Prescribing segment was generating significant losses when we announced in 2009 a plan to wind down this business during 2010. We expect the e-Prescribing business to be slightly profitable in 2010 and we expect to exit this business by December 31, 2010.
     For the three month period ended June 30, 2010, we achieved our second consecutive quarter of profitability. Cash and cash equivalents at June 30, 2010, were $17,477,000, an improvement of $4,190,000 from the December 31, 2009, balance. This improvement was primarily driven by cost savings generated by the wind down of our e-Prescribing business and continued growth in the Email Encryption business. In addition, cash collections in our Email Encryption business grew while our accounts payable and accrued expenses remained relatively flat. We expect this trend to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.
Impact of Current Economic Environment
     With the likely continuation of constraints in the capital markets, we expect access to capital to remain somewhat restricted over the next twelve months. Although we anticipate funding our operations internally, if we are unable to do so, our ability to raise capital at costs that are similar to offerings under historic market conditions could be limited.
Sources and Uses of Cash Summary

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in) operations	$4,421,000	$(239,000)
Net cash used in investing activities	$(638,000)	$(512,000)
Net cash provided by financing activities	$407,000	$—
     As noted above, our improvement in cash provided by operations results primarily from the cost savings generated by the wind down of our e-Prescribing business, combined with growth in cash collections from our Email Encryption business and relatively flat expenses.
     Related to our investing activities in the first six months of 2010, we utilized $663,000 to purchase computing equipment primarily to satisfy customer contracts. Approximately 48% of these capital purchases were for computer servers for our Email Encryption segment, which are required to deliver our ZixGatewaySM services. These purchases were partially offset by a $25,000 cash inflow from proceeds from the sales of maturing marketable securities. In the first six months of 2009, we utilized $515,000 to purchase computing equipment, of which 60% was for computer servers for our Email Encryption segment.
     Cash provided from financing activities in the first six months of 2010 resulted from the exercise of stock options, which was partially offset by $62,000 used to fund a small promissory note associated with computer software licenses. There were no such activities in the first six months of 2009. Prior to the fourth quarter of 2007 we used a significant amount of cash to fund debt obligations. We do not expect significant funding obligations in the immediate foreseeable future.

Liquidity Summary
     The continued growth in our Email Encryption business and the wind down of our e-Prescribing business have driven a significant financial improvement for our Company and are reflected in our financial position for the six month period ended June 30, 2010. Based on our first six months operating results and current 2010 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months. Management believes that raising capital by issuing new shares of common stock is not attractive at the current price of the Company’s common stock. If we were to experience an unanticipated need for cash, we would first utilize our existing cash resources and would also consider altering our business plan to augment our cash flow position through cost reduction measures or other actions. There can be no assurance, however, that we would be successful in carrying out any of these measures if they become necessary.
Options and Warrants of ZixCorp Common Stock
     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash from additional warrant and option exercises is not certain. The following table summarizes the warrants and options that were outstanding as of June 30, 2010. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested
		Total Value	(included in	Total Value of
Exercise Price Range	Outstanding	Outstanding	Outstanding)	Vested
$1.11 - $1.99	6,931,619	$10,616,000	6,449,559	$9,867,000
$2.00 - $3.49	5,287,527	15,430,000	4,878,652	14,565,000
$3.50 - $4.99	3,218,888	14,319,000	3,013,181	13,342,000
$5.00 - $5.99	549,260	2,792,000	549,260	2,792,000
$6.00 - $8.99	734,316	4,741,000	734,316	4,741,000
$9.00 - $19.99	890,381	9,727,000	890,381	9,727,000
$20.00 - $37.63	43,500	1,028,000	43,500	1,028,000

Total	17,655,491	$58,653,000	16,558,849	$56,062,000

Off-Balance Sheet Arrangements
     None.
Contractual Obligations, Contingent Liabilities and Commitments
     A summary of our fixed contractual obligations and commitments at June 30, 2010, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$4,287,000	$1,219,000	$1,959,000	$1,109,000
Debt (long-term and short-term)	271,000	147,000	124,000	—

Total	$4,558,000	$1,366,000	$2,083,000	$1,109,000

     We did not enter into any other material, non cancelable purchase commitments during the three month period ended June 30, 2010.
     We have severance agreements with certain employees which would require the Company to pay approximately $1,770,000 if all such employees separated from employment with our Company in certain circumstances, including a “Change of Control” or termination without “Cause,” as defined in the severance agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Controls over Financial Reporting
     During the three month period ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated February 4, 2009. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2009, and incorporated herein by reference.

10.1*	Form of Zix Corporation Outside Director Stock Option Agreement.

10.2*	Form of Zix Corporation Employee Stock Option Agreement.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Susan K. Conner, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Susan K. Conner, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIX CORPORATION
Date: August 9, 2010	By:	/s/ Susan K. Conner
Susan K. Conner
Chief Financial Officer