Form 10-Q
period 2010-09-30
ZIX CORP
filed 2010-11-05
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2010

Common Stock, par value $0.01 per share	64,692,332

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,571,000	$13,287,000
Marketable securities	—	25,000
Receivables, net	817,000	760,000
Prepaid and other current assets	923,000	1,142,000

Total current assets	21,311,000	15,214,000
Property and equipment, net	2,282,000	2,137,000
Goodwill	2,161,000	2,161,000
Other assets	133,000	236,000

Total assets	$25,887,000	$19,748,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$414,000	$769,000
Accrued expenses	2,421,000	3,124,000
Deferred revenue	16,378,000	14,478,000
License subscription note payable	134,000	126,000

Total current liabilities	19,347,000	18,497,000
Long-term liabilities:
Deferred revenue	1,716,000	2,821,000
License subscription note payable	84,000	186,000
Deferred rent	180,000	233,000

Total long-term liabilities	1,980,000	3,240,000

Total liabilities	21,327,000	21,737,000
Commitments and contingencies (see Note 8)
Stockholders’ equity (deficit):
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 66,696,410 issued and 64,369,229 outstanding in 2010 and 66,053,772 issued and 63,726,591 outstanding in 2009	667,000	661,000
Additional paid-in capital	339,914,000	337,352,000
Treasury stock, at cost; 2,327,181 common shares in 2010 and 2009	(11,507,000)	(11,507,000)
Accumulated deficit	(324,514,000)	(328,495,000)

Total stockholders’ equity (deficit)	4,560,000	(1,989,000)

Total liabilities and stockholders’ equity (deficit)	$25,887,000	$19,748,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$9,040,000	$7,835,000	$26,371,000	$22,462,000
Cost of revenues	1,888,000	2,249,000	5,714,000	7,088,000

Gross profit	7,152,000	5,586,000	20,657,000	15,374,000
Operating expenses:
Research and development	1,317,000	1,760,000	4,072,000	5,238,000
Selling, general and administrative	4,086,000	4,557,000	12,529,000	14,429,000

Total operating expenses	5,403,000	6,317,000	16,601,000	19,667,000

Operating income (loss)	1,749,000	(731,000)	4,056,000	(4,293,000)
Other income, net	22,000	35,000	66,000	176,000

Income (loss) before income taxes	1,771,000	(696,000)	4,122,000	(4,117,000)
Provision for income tax (expense) benefit	(3,000)	39,000	(141,000)	(7,000)

Net income (loss)	$1,768,000	$(657,000)	$3,981,000	$(4,124,000)

Basic income (loss) per common share	$0.03	$(0.01)	$0.06	$(0.07)

Diluted income (loss) per common share	$0.03	$(0.01)	$0.06	$(0.07)

Basic weighted average common shares outstanding	64,148,452	63,367,037	63,973,102	63,335,508

Diluted weighted average common shares outstanding	66,646,541	63,367,037	66,208,508	63,335,508

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Stockholders’ Equity (Deficit)
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance, December 31, 2009	66,053,772	$661,000	$337,352,000	$(11,507,000)	$(328,495,000)	$(1,989,000)
Issuance of common stock upon exercise of stock options	642,638	6,000	1,026,000	—	—	1,032,000
Employee stock-based compensation costs	—	—	1,506,000	—	—	1,506,000
Non-employee stock-based compensation costs	—	—	30,000	—	—	30,000
Net income	—	—	—	—	3,981,000	3,981,000

Balance, September 30, 2010	66,696,410	$667,000	$339,914,000	$(11,507,000)	$(324,514,000)	$4,560,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$3,981,000	$(4,124,000)
Non-cash items in net income (loss):
Depreciation and amortization	1,047,000	987,000
Employee stock-based compensation costs	1,506,000	2,473,000
Non-employee stock-based compensation costs	30,000	24,000
Changes in deferred taxes	6,000	5,000
Changes in operating assets and liabilities:
Receivables	(57,000)	(205,000)
Prepaid and other assets	330,000	256,000
Accounts payable	(411,000)	168,000
Deferred revenue	795,000	(258,000)
Accrued expenses and other liabilities	(756,000)	357,000

Net cash provided by (used in) operating activities	6,471,000	(317,000)
Investing activities:
Purchases of property and equipment	(1,150,000)	(852,000)
Sales of marketable securities	25,000	—
Restricted cash and marketable securities, net	—	3,000

Net cash used in investing activities	(1,125,000)	(849,000)
Financing activities:
Proceeds from exercise of stock options	1,032,000	13,000
Proceeds from exercise of warrants	—	339,000
Payment of license subscription note payable	(94,000)	(39,000)

Net cash provided by financing activities	938,000	313,000

Increase (decrease) in cash and cash equivalents	6,284,000	(853,000)
Cash and cash equivalents, beginning of period	13,287,000	13,245,000

Cash and cash equivalents, end of period	$19,571,000	$12,392,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2009 Annual Report to Shareholders on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Standards and Pronouncements
To be adopted beyond 2010:
     In October 2009, the FASB issued guidance that provides principles for allocation of consideration among a revenue arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The potential impact of this standard is being evaluated. We do not expect the adoption to have a material impact on our consolidated financial statements or footnote disclosures.
     International Financial Reporting Standards (“IFRS”) — On August 27, 2008, the U.S. Securities and Exchange Commission (SEC) announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2015 to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We will continue to monitor the development of the potential implementation of IFRS.
3. Segment Information
     We have concluded that our business has two reportable segments: Email Encryption and e-Prescribing. Our senior management team measures the performance of each segment and determines the related allocation of resources. In 2009 we announced our plan to exit the e-Prescribing business by December 31, 2010. Throughout 2010 we continue to wind down the remaining obligations related to this business segment.
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
     “Corporate” includes charges such as corporate management, compliance and other non-operational activities that cannot be directly attributed to a reporting segment. The following table shows Operating results broken out by segment, including Corporate, for the three month periods ended September 30, 2010 and 2009.

Three Months Ended September 30, 2010	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$8,548,000	$492,000	$—	$9,040,000
Cost of revenues	1,662,000	226,000	—	1,888,000

Gross profit	6,886,000	266,000	—	7,152,000

Direct expenses	3,607,000	116,000	—	3,723,000

Segment contribution	3,279,000	150,000	—	3,429,000
Unallocated (expense) income
General and administrative expense	—	—	(1,680,000)	(1,680,000)
Other income, net	—	—	22,000	22,000

Total unallocated (expense) income	—	—	(1,658,000)	(1,658,000)

Income (loss) before provision for income taxes	$3,279,000	$150,000	$(1,658,000)	$1,771,000

Three Months Ended September 30, 2009	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$6,685,000	$1,150,000	$—	$7,835,000
Cost of revenues	1,179,000	1,070,000	—	2,249,000

Gross profit	5,506,000	80,000	—	5,586,000

Direct expenses	2,882,000	1,460,000	—	4,342,000

Segment contribution (loss)	2,624,000	(1,380,000)	—	1,244,000
Unallocated (expense) income
General and administrative expense	—	—	(1,975,000)	(1,975,000)
Other income, net	—	—	35,000	35,000

Total unallocated (expense) income	—	—	(1,940,000)	(1,940,000)

Income (loss) before provision for income taxes	$2,624,000	$(1,380,000)	$(1,940,000)	$(696,000)

The following table shows Operating results broken out by segment, including Corporate, for the nine month periods ended September 30, 2010 and 2009.

Nine Months Ended September 30, 2010	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$24,221,000	$2,150,000	$—	$26,371,000
Cost of revenues	4,734,000	980,000	—	5,714,000

Gross profit	19,487,000	1,170,000	—	20,657,000

Direct expenses	11,016,000	542,000	—	11,558,000

Segment contribution	8,471,000	628,000	—	9,099,000
Unallocated (expense) income
General and administrative expense	—	—	(5,043,000)	(5,043,000)
Other income, net	—	—	66,000	66,000

Total unallocated (expense) income	—	—	(4,977,000)	(4,977,000)

Income (loss) before provision for income taxes	$8,471,000	$628,000	$(4,977,000)	$4,122,000

Nine Months Ended September 30, 2009	Email Encryption	e-Prescribing	Corporate	Total
Revenues	$19,306,000	$3,156,000	$—	$22,462,000
Cost of revenues	3,280,000	3,808,000	—	7,088,000

Gross profit	16,026,000	(652,000)	—	15,374,000

Direct expenses	8,617,000	5,054,000	—	13,671,000

Segment contribution (loss)	7,409,000	(5,706,000)	—	1,703,000
Unallocated (expense) income
General and administrative expense	—	—	(5,996,000)	(5,996,000)
Other income, net	—	—	176,000	176,000

Total unallocated (expense) income	—	—	(5,820,000)	(5,820,000)

Income (loss) before provision for income taxes	$7,409,000	$(5,706,000)	$(5,820,000)	$(4,117,000)

Depreciation and amortization expense:
The following table shows depreciation and amortization expense by segment.

	Nine Months Ended
	September 30,
	2010	2009
Email Encryption	$819,000	$596,000
e-Prescribing	109,000	259,000
Unallocated	119,000	132,000

Total depreciation expense	$1,047,000	$987,000

Allocated costs:
     For the periods presented we allocated expenses to our segment businesses. These include expenses related to occupancy, information technology and commercial insurance and are generally allocated to the business segments based on direct headcount. Additionally, we allocate expenses incurred by our customer service, network operations, quality assurance, research and development and marketing departments which are generally allocated based on percent of effort. After we wind down the e-Prescribing business, the Email Encryption Segment will absorb the remaining portion of ongoing overhead costs that otherwise would have been allocated to the e-Prescribing segment. We estimate that during 2011, after the e-Prescribing segment is discontinued, the Email Encryption business will absorb between $600,000 to $700,000 in reallocated overhead cost, which is approximately $150,000 to $175,000 on a quarterly basis. Of this amount, approximately 70% will be recorded to Cost of revenues, and the remaining 30% spread between Research and development and Selling, general and administrative expense.
     The wind down of the e-Prescribing business is progressing well and we expect to complete the wind down as planned by the end of 2010.
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

	September 30, 2010	December 31, 2009
Total assets:
Email Encryption	$3,997,000	$3,781,000
e-Prescribing	220,000	416,000
Corporate	21,670,000	15,551,000

Total assets	$25,887,000	$19,748,000

4. Stock Options and Stock-based Employee Compensation
     As of September 30, 2010, there were 8,906,325 options outstanding and 1,384,414 available for grant. Of this amount, 1,142,391 options were available for grant to employees and 242,023 were available for grant to the Company’s directors. For the three and nine month periods ended September 30, 2010, the total stock-based employee compensation expense was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2010	2010
Cost of revenues	$49,000	$150,000
Research and development	50,000	148,000
Selling, general and administrative	431,000	1,208,000

Stock-based compensation expense	$530,000	$1,506,000

     There were 333,542 and 642,638 stock options exercised for the three and nine month periods ended September 30, 2010. There were 7,492 stock options exercised for the three and nine month periods ended September 30, 2009. The excess tax benefit recorded in the three month period related to the 333,542 options exercises was $2,100. The excess tax deficiency recorded in the nine month period ended September 30, 2010, related to the 642,638 options exercised was $28,000. A deferred tax asset totaling $477,000 and $799,000, resulting from stock-based compensation expense relating to the Company’s U.S. operations, was recorded for the nine month periods ended September 30, 2010, and 2009, respectively. These deferred tax assets were fully reserved because of the Company’s historical net losses for its U.S. operations. As of September 30, 2010, there was $1,075,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.93 years.

Stock Option Activity
The following is a summary of all stock option transactions for the three month period ended September 30, 2010:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at June 30, 2010	9,648,929	$4.21
Granted at market price	2,000	$2.28
Cancelled or expired	(411,062)	$5.74
Exercised	(333,542)	$1.70

Outstanding at September 30, 2010	8,906,325	$4.23	5.36	$3,485,000

Options exercisable at September 30, 2010	8,107,663	$4.43	5.02	$2,781,000

     At September 30, 2010, we had 3,098,556 stock options outstanding in which the exercise price was lower than the market value of the Company’s common stock.
     For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2009.
5. Supplemental Cash Flow Information
     Supplemental cash flow information relating to taxes and non-cash activities:

	Nine Months Ended
	September 30,
	2010	2009
Cash paid for interest	$17,000	$13,000
Cash income tax payments	$217,000	$203,000
Non-cash investing and financing activities:
Assets sold to customers as part of their subscription service	$14,000	$2,000
Payables related to purchases of fixed assets	$56,000	$233,000
Issuance of license subscription note payable	$—	$390,000
Amounts reclassified from Notes payable to Accounts payable	$—	$19,000
6. Receivables, net

	September 30,	December 31,
	2010	2009
Receivables	$837,000	$786,000
Allowance for returns and doubtful accounts	(20,000)	(26,000)
Note receivable	484,000	484,000
Allowance for note receivable	(484,000)	(484,000)

Receivables, net	$817,000	$760,000

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
7. Earnings Per Share and Potential Dilution
     Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and nine month periods ended September 30, 2010 and 2009, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,768,000	$(657,000)	$3,981,000	$(4,124,000)

Basic weighted average shares	64,148,452	63,367,037	63,973,102	63,335,508
Effect of dilutive securities:
Employee and director stock options	861,059	—	786,136	—
Warrants	1,637,030	—	1,449,270	—

Potential dilutive common shares	66,646,541	63,367,037	66,208,508	63,335,508

Net earnings (loss) per share
Basic	$0.03	$(0.01)	$0.06	$(0.07)

Diluted	$0.03	$(0.01)	$0.06	$(0.07)

     During the three and nine month periods ended September 30, 2010, weighted average shares related to certain stock options of 7,007,729 and 7,317,353 respectively, were excluded from the calculation of diluted earnings per share because the stock options were anti-dilutive. Anti-dilutive warrants of 145,853 in both the three and nine month periods ended September 30, 2010, were also excluded from the calculation. For the three and nine month periods ended September 30, 2009, the assumed exercise of common stock equivalents would be anti-dilutive, as a net loss was reported. Common shares excluded from the computation of diluted loss per common share for the three and nine month periods ended September 30, 2009, was 9,654,547 for stock options and 10,052,640 for warrants.
8. Commitments and contingencies
     A summary of our fixed contractual obligations and commitments at September 30, 2010, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$3,954,000	$1,178,000	$1,889,000	$887,000
License subscription note payable	218,000	134,000	84,000	—

Total cash obligations	4,172,000	1,312,000	1,973,000	887,000
Interest on obligations	16,000	14,000	2,000	—

Total	$4,188,000	$1,326,000	$1,975,000	$887,000

     We have not entered into any material, non-cancelable purchase commitments at September 30, 2010.
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
Overview
     We are a leader in providing Email Encryption Service. More than 1,200 hospitals and over 1,400 financial institutions, including some of the most influential companies and government organizations use our Email Encryption Service. Wellpoint, Humana, and the SEC are among these notable customers. Our Email Encryption Service is enhanced by ZixDirectorySM, which contains more than 23 million member email addresses. ZixDirectorySM allows for emails to be sent seamlessly whenever possible, across the largest email encryption community in the world. Email Encryption is one of two reporting segments we currently operate; the other segment we operate is e-Prescribing (see Note 3 to the condensed consolidated financial statements). In 2009 we announced our plan to exit this segment of our business by December 31, 2010. Throughout 2010 we expect to wind down the remaining obligations related to the e-Prescribing business.
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
Results of Operations
Third Quarter 2010 Summary of Operations
Financial
•	Revenue for the quarter ended September 30, 2010, was $9,040,000 compared with $7,835,000 for the same period in 2009 representing a 15% increase.
•	Gross profit for the quarter ended September 30, 2010, was $7,152,000 or 79% of revenues compared with $5,586,000 or 71% of revenues for the comparable period in 2009.

Email Encryption — gross profit was $6,886,000 or 81% of revenues compared with $5,506,000 or 82% of revenues for the comparable period in 2009. The slight decline in gross margin percentage is due to the increase in allocated costs previously absorbed by the e-Prescribing segment.

e-Prescribing — gross profit was $266,000 or 54% of revenues compared with gross profit of $80,000 or 7% of revenues for the comparable period in 2009.

•	Net income for the quarter ended September 30, 2010, was $1,768,000 compared with a net loss of $657,000 for the comparable period in 2009. Included in net income for the quarter ended September 30, 2010, was approximately $176,000 of non recurring severance costs related primarily to the departure of our Chief Financial Officer.

•	Ending cash and cash equivalents were $19,571,000 on September 30, 2010, compared with $13,287,000 on December 31, 2009.
Operations
•	For the Email Encryption service, new first year orders (“NFYOs”) for the quarter ended September 30, 2010, were $2,201,000. The Email Encryption backlog was $46,583,000 at September 30, 2010.

•	The wind down of our e-Prescribing business is progressing well. We have worked out appropriate resolutions with all of our major customers in this business and have protected our brand in the important healthcare vertical market. As reported in our October 25, 2010, press release, we expect this business to generate a small amount of profit for 2010.
Revenues
     Email Encryption and e-Prescribing are primarily subscription-based services. The following table sets forth a period-over-period comparison of the Company’s revenues:

	Three Months Ended		3-month Variance		Nine Months Ended		9-month Variance
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Email Encryption	$8,548,000	$6,685,000	$1,863,000	28%	$24,221,000	$19,306,000	$4,915,000	25%
e-Prescribing	492,000	1,150,000	(658,000)	(57%)	2,150,000	3,156,000	(1,006,000)	(32%)

Total revenues	$9,040,000	$7,835,000	$1,205,000	15%	$26,371,000	$22,462,000	$3,909,000	17%

     The increase in Email Encryption revenue was due to continued cumulative growth in our subscription model, where strong new orders combined with a sustained high level of customer retention. The decrease in e-Prescribing revenue is due to the ongoing wind down of the e-Prescribing business. We expect 2010 e-Prescribing revenue to be between $2.5 and $2.6 million.
Revenue Indicators — Backlog and Orders
     Email Encryption Backlog — Our Email Encryption customer order backlog is a key measurement of our success in signing new customers and retaining existing customers. Our end-user order backlog represents the fees that our customers are obliged to pay us over the terms of their services agreements, which fees we expect to amortize into revenue as we perform the services. The timing of revenue recognition is affected by both the length of time required to deploy a service and the length of the service contract.
     As of September 30, 2010, Email Encryption backlog was $46,583,000 and we expect approximately 57% of the backlog to be recognized as revenue during the next twelve months. As of September 30, 2010, the Email Encryption backlog was comprised of the following elements: $17,755,000 of deferred revenue that has been billed and paid, $4,175,000 billed but unpaid, and approximately $24,653,000 of unbilled backlog relating primarily to the second and third years of multi-year contracts.
     Email Encryption Orders — Total orders for Email Encryption were $9,686,000 and $6,499,000 for the three month periods ended September 30, 2010 and 2009, respectively. Total orders includes anticipated revenues from customer orders, which management groups into three categories: first twelve months of renewing contracts, NFYOs, and new and renewing orders beyond the first year of service in a multi-year service contract. NFYOs were $2,201,000 and $1,314,000 for the three month periods ended September 30, 2010 and 2009, respectively.

     e-Prescribing — As of September 30, 2010, our e-Prescribing backlog was $354,000, which we expect to recognize as revenue in 2010. This backlog was comprised of $339,000 of deferred revenue that has been billed and paid and $15,000 billed but unpaid. This backlog includes revenue from approximately 1,350 actively writing prescribers with subscriptions through our December 2010 wind down of the e-Prescribing business. We have concluded appropriate resolutions with our major customers to fulfill our contractual obligations while also renewing contracts for service through the remainder of the wind down period as noted above.
Cost of Revenues
     The following table sets forth a period-over-period comparison of the cost of revenues by product line.

	Three Months Ended		3-month Variance		Nine Months Ended		9-month Variance
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Email Encryption	$1,662,000	$1,179,000	$483,000	41%	$4,734,000	$3,280,000	$1,454,000	44%
e-Prescribing	226,000	1,070,000	(844,000)	(79%)	980,000	3,808,000	(2,828,000)	(74%)

Total cost of revenues	$1,888,000	$2,249,000	$(361,000)	(16%)	$5,714,000	$7,088,000	$(1,374,000)	(19%)

     Due to the wind down of the e-Prescribing business, we have eliminated headcount and expenses for activities relating to recruiting new prescribers and deploying new service for both periods presented. Additionally, due to reduced e-Prescribing business activity in 2010, that business is absorbing a smaller portion of the allocated costs compared to the same periods last year. Of the $226,000 third quarter 2010 Cost of revenues, approximately $120,000 is allocated cost that will remain after the conclusion of the wind down and will therefore be absorbed by Email Encryption in 2011. Conversely, the Email Encryption business has grown and is absorbing more of the allocated costs compared to the same periods last year. The increases in Email Encryption Cost of revenues for both periods presented resulted primarily from increases in allocated costs.
     For both the three and nine month periods ended September 30, 2010, the consolidated Cost of revenues improvement reflected the impact of expense reductions resulting from the wind down of our e-Prescribing business. For the three month period ended September 30, 2010 the Cost of revenues improvement compared to the same period last year resulted primarily from (i) a $215,000 decrease in salary and benefits for individuals performing deployment activities due primarily to a decrease in average headcount in the e-Prescribing product line, (ii) a $40,000 decrease in e-Prescribing device costs, (iii) a $32,000 decrease in travel costs, and (iv) a $99,000 decrease in stock-based compensation expense. These reductions were partially offset by a $25,000 net increase in other various non-people costs.
     For the nine month period ended September 30, 2010, the Cost of revenues improvement compared to the same period last year resulted primarily from (i) an $845,000 decrease in salary and benefits for individuals performing deployment activities due to a decrease in average headcount primarily in the e-Prescribing product line, (ii) a $228,000 decrease in e-Prescribing device costs, (iii) a $122,000 decrease in travel costs, (iv) a $182,000 decrease in stock-based compensation expense. These reductions were partially offset by a $3,000 net increase in other various non-people costs.
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

Research and Development Expenses
     The following table sets forth a period-over-period comparison of our research and development expenses.

	Three Months Ended		3-month Variance		Nine Months Ended		9-month Variance
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
Email Encryption	$1,261,000	$886,000	$375,000	42%	$3,818,000	$2,510,000	$1,308,000	52%
e-Prescribing	56,000	874,000	(818,000)	(94%)	254,000	2,728,000	(2,474,000)	(91%)

Total Research and development	$1,317,000	$1,760,000	$(443,000)	(25%)	$4,072,000	$5,238,000	$(1,166,000)	(22%)

     Research and development expenses (“R&D”) consist primarily of salary, benefits, and stock-based compensation for our development staff and other non-people costs associated with enhancing our existing products and services and developing new products and services. For the periods presented, we allocated total Research and development expenses to our segment businesses based on percent of effort applied by our engineering resources to each business segment. For both the three and nine month periods ended September 30, 2010, compared to the same periods last year, the percentage of shared research and development resources allocated to the Email Encryption business increased and the e-Prescribing business decreased due to the reduced activity in e-Prescribing resulting from the wind down of that business.
     For both the three and nine month periods ended September 30, 2010, the consolidated Research and development expense improvement compared to the same periods last year, reflected the impact of expense reductions resulting from the wind down of our e-Prescribing business. For the three month period ended September 30, 2010, the Research and development improvement compared to the same period last year resulted primarily from (i) a $329,000 decrease in salary and benefits for individuals performing development activities due primarily to a decrease in average headcount in the e-Prescribing product line, (ii) a $34,000 decrease in facility costs, and (iii) an $80,000 decrease in stock-based compensation expense.
     For the nine month period ended September 30, 2010, lower Research and development expenses compared to the same period last year resulted primarily from (i) a $936,000 decrease in salary and benefits for individuals performing development activities due to a decrease in average headcount primarily in the e-Prescribing product line, (ii) a $92,000 decrease in facility costs, (iii) a $132,000 decrease in stock-based compensation expense, and (v) a $6,000 net decrease in other various non-people costs.
Selling, General and Administrative Expenses
     The following table sets forth a period-over-period comparison of our selling, general and administrative expenses.

			3-month Variance				9-month Variance
	Three Months Ended September 30,		2010 vs. 2009		Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2010	$	%
Email Encryption Selling and marketing expenses	$2,119,000	$1,850,000	$269,000	15%	$6,500,000	$5,641,000	$859,000	15%
e-Prescribing Selling and marketing expenses	47,000	561,000	(514,000)	(92%)	223,000	2,250,000	(2,027,000)	(90%)
Corporate General and administrative expenses	1,920,000	2,146,000	(226,000)	(11%)	5,806,000	6,538,000	(732,000)	(11%)

Total Selling, general and administrative expenses	$4,086,000	$4,557,000	$(471,000)	(10)%	$12,529,000	$14,429,000	$(1,900,000)	(13%)

     Selling, general and administrative expenses (“SG&A”) consist primarily of salary, stock-based compensation, variable sales compensation and benefit costs for marketing, selling, executive and administrative personnel as well as costs associated with promotions, professional services, travel and general corporate activities.
     Email Encryption selling and marketing expenses for the three month period ended September 30, 2010, increased due to (i) a $189,000 increase in salaries and variable compensation resulting from an increase in average headcount and sales commissions resulting from higher NFYOs and, (ii) an $80,000 increase in allocated costs for occupancy, information technology and other shared resources.

     The increase in Email Encryption selling and marketing expenses for the nine month period ended September 30, 2010 compared to the same period last year resulted primarily from (i) a $605,000 increase in salaries and variable compensation driven primarily by higher average headcount and sales commissions resulting from higher NFYOs, and (ii) a $254,000 increase in allocated costs due to the wind down of the e-Prescribing business for occupancy, information technology and other shared resources.
     The reductions for e-Prescribing for both the three and nine month periods ended September 30, 2010, compared to the same periods last year, resulted from a reduction in salary and benefit expense, travel expense and other expenses consistent with the wind down of that business segment.
     The decrease in Corporate General and administrative expenses for the three month period ended September 30, 2010, compared to the same period last year resulted from (i) a $108,000 decrease in professional fees, primarily outside legal fees and (ii) a $209,000 decrease in stock-based compensation expense. These decreases were partially offset by a net increase of $91,000 in various other general and administrative expenses, primarily severance expense.
     For the nine month period ended September 30, 2010, General and administrative expenses decreased primarily due to (i) a $176,000 decrease in salary and benefit expenses attributable primarily to non-recurring severance expense in the second quarter of 2009, (ii) a $345,000 decrease in professional fees, primarily outside legal fees, (iii) a $302,000 decrease in stock-based compensation expense. These decreases were partially offset by a $91,000 net increase in various other general and administrative expenses, primarily consulting.
     Other Income, net
     Other income, net consists primarily of investment income. Investment income was $27,000 and $43,000 for the quarters ended September 30, 2010 and 2009, respectively. The change was primarily due to sublease income of $20,000 related to an operating lease in Ohio that expired in 2009 and a decrease in interest rates between periods. Also included in the three month periods ended September 30, 2010 and 2009, is interest expense of $5,000 and $8,000, respectively, which resulted from a third party note for a 36 month Microsoft license subscription.
     Other income, net, consists of $83,000 investment income and $17,000 interest expense for the nine month period ended September 30, 2010. For the same period in 2009, Other income, net consists of $189,000 investment income and $13,000 interest expense. Included in 2009 investment income is sublease income of $59,000. In the second quarter of 2009 we also recognized $36,000 of investment income related to an e-Prescribing project which was not generally released and was discontinued by customer request. The remaining variance is due to a decrease in interest rates between periods.
     Provision for Income Tax Expense (Benefit)
     The Provision for income tax expense (benefit) was $3,000 and ($39,000) for the three month periods ended September 30, 2010 and 2009, respectively and $141,000 and $7,000 for the nine month periods ended September 30, 2010 and 2009, respectively. The Company’s U.S. operations historically incurred operating losses that resulted in net operating loss carry-forwards (“NOLs”), which potentially could reduce the Company’s future taxable income for U.S. Federal tax purposes. These NOLs and other deferred tax assets are subject to a $111,477,000 valuation allowance (“NOL Reserve”) due to uncertainty about whether the Company will be able to use them to offset future taxable income. Our 2010 provision of $141,000 for the nine month period ended September 30, 2010, consists of taxes on our U.S. operations totaling $7,000, and Canadian operation totaling $101,000, and $33,000 in state taxes based on gross revenues. The 2009 provision for income tax of $7,000 consisted of taxes on our Canadian operation totaling $129,000, a $27,000 benefit for over-accrual of prior year state taxes based on gross revenues and a $95,000 refund for historical U.S. tax credits.
     There were no penalty-related charges to SG&A expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three and nine month periods ended September 30, 2010.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004 for its Canadian operations. That contingency remains unchanged except for currency translation adjustments. As of September 30, 2010, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $448,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.

     We apply significant judgment in determining the amount of the NOL Reserve. In making that judgment, we consider all available facts and circumstances, including our past operating results, estimates of our future taxable income, and the feasibility of our tax planning strategies, and potential limits on the use of the NOLs. In particular, our ability to use the NOLs to reduce future taxable income for the U.S. Federal income tax purposes might be limited by section 382 of the Internal Revenue Code. We periodically reassess our judgment about the amount of the NOL Reserve as facts and circumstances change. We currently are assessing our ability to reduce the size of the NOL Reserve, principally based on our current expectations about our future taxable income. A reduction in the NOL Reserve, and the availability of the associated NOLs to reduce our taxable income for U.S. Federal income tax purposes, could have a significant positive impact on our operating results for the affected periods.
     Net Income
     The Net income for the third quarter of 2010 of $1,768,000 reflects the achievement of profitability for the third consecutive quarter, and is an improvement of $2,425,000 compared to the net loss of $657,000 for the same period last year. The improvement in Net income resulted from higher Gross profit, due to increased revenue and lower Cost of revenues, combined with lower R&D and SG&A expenses, as discussed above. Specifically, these expenses decreased due primarily to reductions in average headcount and other costs related to our wind down of the e-Prescribing business.
Liquidity and Capital Resources
Overview
     Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At September 30, 2010, our cash and cash equivalents totaled $19,571,000 and our debt was $218,000. Our debt consists of a note related to a three year subscription for Microsoft software licenses that is paid on a monthly basis at approximately $12,000 per month.
     We operate two distinct business segments. We expect our Email Encryption segment to remain profitable with revenue growth at approximately 25% for the full year 2010. Our e-Prescribing segment was generating significant losses when we announced in 2009 a plan to wind down this business during 2010. We expect the e-Prescribing business to be slightly profitable in 2010 and we expect to exit this business by December 31, 2010.
     For the three month period ended September 30, 2010, we achieved our third consecutive quarter of profitability. Cash and cash equivalents at September 30, 2010, were $19,571,000, an improvement of $6,284,000 from the December 31, 2009, balance. This improvement was primarily driven by cost savings generated by the wind down of our e-Prescribing business and continued growth in the Email Encryption business. In addition, cash collections in our Email Encryption business grew while our accounts payable and accrued expenses remained relatively flat. We expect this trend to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.
Sources and Uses of Cash Summary

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by (used in) operations	$6,471,000	$(317,000)
Net cash used in investing activities	$(1,125,000)	$(849,000)
Net cash provided by financing activities	$938,000	$313,000
     As noted above, our improvement in cash provided by operations results primarily from the cost savings generated by the wind down of our e-Prescribing business, combined with growth in cash collections from our Email Encryption business and relatively flat expenses.
     Related to our investing activities in the first nine months of 2010, we utilized $1,150,000 primarily to purchase computing equipment. Approximately 43% of these capital purchases were for computer servers for our Email Encryption segment, which are required to deliver our ZixGateway® services. We also invested in a one time infrastructure upgrade to our network operations center. These purchases were partially offset by a $25,000 cash inflow from proceeds from the sales of maturing marketable securities.

In the first nine months of 2009, we utilized $852,000 to purchase computing equipment, of which approximately 60% was for computer servers for our Email Encryption segment.
     Cash provided from financing activities in the first nine months of 2010 resulted from the exercise of stock options, which was partially offset by $94,000 used to fund a small promissory note associated with computer software licenses. Cash provided by financing activities in the third quarter of 2009 included $339,000 resulting from the exercise of warrants and $13,000 resulting from the exercise of stock options. These inflows were partially offset by $39,000 payment related to the license subscription note payable.
Liquidity Summary
     The continued growth in our Email Encryption business and the wind down of our e-Prescribing business have driven a significant financial improvement for our Company and are reflected in our financial position for the nine month period ended September 30, 2010. Based on our first nine months operating results and current 2010 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months. We currently have no plans to issue new shares of common stock other than with respect to outstanding options and warrants. If we were to experience an unanticipated need for cash, we would first utilize our existing cash resources and would also consider altering our business plan to augment our cash flow position through cost reduction measures or other actions. There can be no assurance, however, that we would be successful in carrying out any of these measures if they become necessary.
Options and Warrants of ZixCorp Common Stock
     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash from additional warrant and option exercises is not certain. The following table summarizes the warrants and options that were outstanding as of September 30, 2010. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested
		Total Value	(included in	Total Value of
Exercise Price Range	Outstanding	Outstanding	Outstanding)	Vested
$1.11 - $1.99	6,659,243	$10,215,000	6,305,719	$9,670,000
$2.00 - $3.49	1,571,190	4,184,000	1,234,977	3,474,000
$3.50 - $4.99	3,115,681	13,824,000	3,006,756	13,310,000
$5.00 - $5.99	515,927	2,624,000	515,927	2,624,000
$6.00 - $8.99	631,816	4,123,000	631,816	4,123,000
$9.00 - $19.99	887,381	9,670,000	887,381	9,670,000
$20.00 - $21.38	18,750	401,000	18,750	401,000

Total	13,399,988	$45,041,000	12,601,326	$43,272,000

Off-Balance Sheet Arrangements
     None.
Contractual Obligations, Contingent Liabilities and Commitments
     A summary of our fixed contractual obligations and commitments at September 30, 2010, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$3,954,000	$1,178,000	$1,889,000	$887,000
Debt (long-term and short-term)	234,000	148,000	86,000	—

Total	$4,188,000	$1,326,000	$1,975,000	$887,000

     We did not enter into any other material, non cancelable purchase commitments during the three month period ended September 30, 2010.
     We have severance agreements with certain employees which would require the Company to pay approximately $1,606,000 if all such employees separated from employment with our Company in certain circumstances, including a “Change of Control” or termination without “Cause,” as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
     As reported in the Company’s Form 8-K submission on September 2, 2010, the Company’s Chief Financial Officer left the Company effective August 31, 2010, and the next day the Company’s Controller was appointed Principal Accounting Officer and assumed the responsibilities of the former Chief Financial Officer for the Company’s internal controls over financial disclosure. The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Controls over Financial Reporting
     During the three month period ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated February 4, 2009. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2009, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Principal Accounting Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, and Michael W. English, Principal Accounting Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIX CORPORATION
Date: November 5, 2010	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Principal Accounting Officer