Form 10-K
period 2010-12-31
ZIX CORP
filed 2011-03-10
CIK 855612

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(214) 370-2000
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class of stock	Name of each exchange on which registered

Common Stock $0.01 Par Value	NASDAQ
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 7, 2011, there were 67,484,366 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2010, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $143,477,786.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s 2011 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
     Zix Corporation (“ZixCorp®,” the “Company,” “we,” “our,” or “us”) is a leader in providing email encryption services. ZixCorp’s Email Encryption Service enables the use of secure email for sensitive information exchange primarily in the healthcare, financial services, insurance and government sectors. More than 1,200 hospitals and over 1,500 financial institutions, including some of the most influential companies and government organizations, use our Email Encryption Service. Wellpoint, Humana, and the Securities and Exchange Commission (“SEC”) are among these notable customers. Our Email Encryption Service is enhanced by ZixDirectory®, which includes approximately 25 million members. ZixDirectory allows for emails to be sent seamlessly whenever possible, across the largest email encryption community in the world.
     Our Email Encryption Service is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which emails should be sent securely to comply with regulations or company defined policies. It is primarily offered as a Software-as-a-Service (“SaaS”) solution, for which customers pay an annual service subscription fee. ZixCorp’s main differentiation in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of secure, encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on receivers, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the receiver’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery by (1) ZixDirectory, which is designed to share identities, (2) Zix’s Best Method of Delivery™, which is designed to deliver email according to the sender’s encryption policy and (3) ZixGateway®, which is an enterprise gateway that automatically decrypts the message. The result is secure encrypted email exchange that is transparent for both sender and receiver.
     Our business operations and service offerings are supported by the ZixData Center™, a network operations center dedicated to secure electronic transaction processing. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrustSM certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SAS70 Type II report on the effectiveness of operational controls used over the audit period. The center is staffed 24 hours a day with a proven 99.99% reliability rate.
     Our company was incorporated in Texas in 1988. Originally named Amtech Corporation, we changed our name to ZixIt® Corporation in 1999 when we entered the encrypted email market. In 2002, we became Zix Corporation. We entered the e-prescribing market in 2003, and on December 31, 2010, discontinued our operations in this business. Our executive offices are located at 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.
Email Encryption
     Overview: Email is a mission-critical means of communication for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted along the path between a sender and a recipient, which permits theft, redirection, manipulation, or exposure to unauthorized parties. Failure to control and manage such risks can result in enforcement penalties for noncompliance under numerous different regulations, in addition to damaged reputation, competitive disadvantage, a loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage. For example, healthcare organizations are subject to the Health Information Portability Accountability Act (“HIPAA”) as recently revised by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH ACT”). Financial institutions are subject to data privacy laws included in the Gramm-Leach-Bliley Act (“GLBA”). In addition, individual states such as Massachusetts and Nevada have recently introduced state laws regulating email encryption.
     Corporations require email protection that can be used on an enterprise-wide basis, is cost-effective, quickly deployed, regularly updated to guard against obsolescence and ineffectiveness, and is easy to use. To satisfy these needs, our Email Encryption Service provides a comprehensive solution that analyzes and encrypts email communications.

     Our Email Encryption Service provides a user the ability to deliver encrypted email to any email user at any email address by using the ZixCorp Best Method of Delivery protocol that automatically determines the most direct and appropriate means of delivery, based on the sender’s and recipient’s communications environment and preferences. The service supports a number of encrypted email delivery mechanisms, including S/MIME, TLS, OpenPGP, “push” delivery and secure portal “pull” delivery. These last two mechanisms enable users to send messages instantly and securely to anyone with an email address, including those who do not have an encryption tool. Our Best Method of Delivery makes the technology simple for end users and provides flexibility and ease of implementation for information technology professionals. We believe the ability to send messages through different modes of delivery makes our Email Encryption Service superior to competitive offerings.
     The deployment of our Email Encryption Service at the periphery of the customer’s network means our Email Encryption Service encrypts email for an enterprise’s customers and business partners without the need to create, deploy or manage end user encryption keys or deploy desktop software. Our technology solutions are user friendly, easy to deploy, and can be made operational quickly.
     Our service has an integrated policy management capability. This policy engine can inspect the contents of emails and apply policies that match specific industry criteria such as HIPAA and GLBA. Customers can also build their own specific policies. This policy driven email for regulatory compliance means customers can reduce the training required of their staff and significantly reduce the risk of inadvertently sending sensitive content by regulating the method of delivery through preset policies.
     Our Email Encryption Service employs a centralized directory of users called the ZixDirectory, which we consider a key differentiator of our offering. The ZixDirectory operates as a global community for email encryption, and today contains approximately 25 million members. The ZixDirectory has recently grown at a rate of approximately 100,000 new members per week. Access to these email addresses and encryption codes in the ZixDirectory greatly improves ease of use for both senders and receivers of secure email, while affording them the option of strong encryption methods, extended feature sets and the flexibility of a variety of fully integrated and fully interoperable solutions.
     Today in the healthcare industry, our Email Encryption Service is used by over thirty Blue Cross Blue Shield organizations and over 1,200 hospitals. In the financial services sector, we serve over 1,500 banks, credit unions and farm credit associations, as well as all of the Federal Financial Institutions Examination Council (“FFIEC”) regulators. We also provide service to more than twenty-five state governments covering various agencies in those states.
     Competition: The most significant differentiator for ZixCorp as compared with competition is ease of use. The best example of our unequalled ease of use is transparent delivery of encrypted email messages. We are able to deliver transparent email encryption as a result of our SaaS architecture, the ZixDirectory, the Best Method of Delivery and the ZixGateway. The most critical and highly differentiated component of our solution is the ZixDirectory which provides the ability to share user identities for encryption, which in turn provides interoperability between users in a community of interest within healthcare, finance or government.
     In addition, our service differs from the products and services of most of our competitors because we offer a SaaS architecture, while most of our competitors offer primarily a product-based approach that the customer builds and runs themselves. Some of our competitors have substantial information technology security and email protection products, however, our competitors’ customers tend to build and operate their own systems, and the directory of user identities each competitor creates is not shared. This practice is less desirable as different companies’ encrypted email systems are not interoperable.
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

     Our Email Encryption Service focuses on the secure (encryption) delivery portion of the secure email market, a sub-segment of the e-messaging market. We view our primary competitors as IronPort Systems, Inc. (acquired by Cisco Systems Inc.), Proofpoint Inc., and McAfee, Inc. Technically, while these companies offer “send-to-anyone” encrypted email, we believe they are unable to offer the benefits that come from access to the ZixDirectory and from using our Best Method of Delivery protocol. Nevertheless, some of these competitors are large enterprises with substantial financial and technical resources that exceed those we possess. There are other competitors but we do not view them as particularly significant.
e-Prescribing
     Overview: On December 8, 2009, the Company filed a Current Report on Form 8-K disclosing the decision by the Company’s Board of Directors to exit the e-Prescribing business by winding down its operations while servicing existing contractual obligations to current customers. The Company targeted December 31, 2010, as the official termination date for this business, due in large measure to the expiration of ongoing contractual commitments by that date. On December 31, 2010, the Company successfully completed its wind down plan and exited the e-Prescribing business. As a result, this business has now been reclassified as a discontinued operation in the Company’s Statements of Operations on a retrospective basis. There were no significant assets or liabilities related to the discontinued operations at December 31, 2010.
Regulatory Drivers
     We have been successful in securing additional market penetration for our Email Encryption Service in our target vertical markets of healthcare, finance services and government. There was a significant increase in demand in the healthcare sector leading up to the April 2005 HIPAA Security Rule deadline and sales in this sector have remained generally strong since that time. The HITECH Act within the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, contains an expansion of the HIPAA laws that went into effect following the February 17, 2009, passage of the law. Key elements of the HITECH Act relating to HIPAA include increased penalties for violations, stricter and more onerous breach notification requirements, an expanded reach of the law to include previously uncovered “business associates,” and the ability for states to pursue HIPAA violations in addition to the U.S Department of Health and Human Services (“HHS”). The Company believes these changes will continue to increase demand for email encryption by broadening the potential market and providing further incentive for potential customers to adopt email encryption technology.
     Additional federal regulations, such as GLBA, and state regulations across the country have enhanced security awareness in vertical markets outside of healthcare, and have prompted affected organizations to consider adopting systems that ensure data security and privacy.
     Recently, state governments have begun to focus increasingly on encryption. The first of the email encryption state laws was passed by Nevada on October 1, 2008. On March 1, 2010, new regulations in the state of Massachusetts became effective (201 CMR 17.00). The Massachusetts regulations bear the most comprehensive encryption requirements imposed on businesses by any state and, because they cover any business with a customer or business dealing in the state of Massachusetts, they reach far beyond Massachusetts’ state borders.
     Even where there are no specific regulations, corporations may demand email protection to adhere to evolving industry best practices for protecting sensitive information. In 2003 we responded to these trends by expanding our focus beyond healthcare into other vertical markets including financial services, insurance and government. As part of the strategy to penetrate the financial services sector, we targeted the relevant regulators who themselves were placing an increased emphasis on the secure transmission of sensitive information. All of the federal regulators who comprise the FFIEC are our customers and our service is a recommended solution of the Conference of State Bank Supervisors, whose members regulate the more than 6,000 state-chartered banks in the U.S. State banking regulators in more than twenty states.

Sales and Marketing
     We sell our Email Encryption Service through a direct sales force that focuses on larger businesses and a telesales force that focuses on small to medium-sized accounts. We also use a network of resellers and other distribution partners, including other service providers seeking an encryption offering in an original equipment manufacturing (“OEM”)-like relationship. New Email Encryption first year orders derived from our valued added resellers, OEM and third party distribution channels for 2010 were 53% of the total new first year orders compared to 33% in 2009. Google, Inc. continues to be our largest third party reseller representing approximately 10% of new first year orders in 2010. We now have over 100 managed security service providers and value added resellers across the U.S.
Employees
     We had 123 employees as of December 31, 2010. The majority of our employees are located in Dallas, Texas; Burlington, Massachusetts; and Ottawa, Ontario, Canada.
Research and Development — Patents and Trademarks
     We incurred research and development expenses from continuing operations of $5,089,000, $3,619,000, and $2,677,000 for the twelve-month periods ended December 31, 2010, 2009 and 2008, respectively.
     Over the course of 2010 we continued to make investments to strengthen our Email Encryption services by completing development of and releasing a number of service upgrades. We delivered ZixGateway 4.0, an upgrade to our policy-based appliance that provides support for virtualization, multiple languages and DomainKeys Identified Mail (DKIM). We also completed and released ZixPort® 3.7, an upgrade to our portal-based service which provides language localization, increased large file support and support for the iPhone®. We updated our software platform for the desktop client portfolio to align with recent computing technology evolution and advancements and delivered new versions which are aligned to Microsoft® Office 2010. In addition, we designed a set of tools to improve the automation level and efficiency of the customer provisioning process for our resellers and distributors. This will allow our third-party channels to deploy our service more quickly.
     We have patents that protect certain elements of our core technology underlying the Email Encryption business. We have not realized any revenues from licensing any of our patents to third parties, and did not receive any new U.S. patents in 2010.
     The following are registered trademarks of ours and certain of our subsidiaries: “ZixCorp,” “ZixGateway,” “ZixDirectory,” “ZixIt,” “ZixPort,” and “PocketScript.”
Compliance with Environmental Regulations
     We have not incurred, and do not expect to incur, any material expenditures or obligations related to environmental compliance issues.
Governmental Contracts
     We have contracts with many local, state and federal agencies and regulators, which contribute approximately five percent of our annual revenue.
Significant Customers
     In each of 2010, 2009 and in 2008 no single customer accounted for 10% or more of our total revenues.
Backlog
     Our end user order backlog is comprised of contractual commitments that we expect to recognize as revenue in the future. Backlog consists of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Email Encryption	$49,911,000	$42,901,000
e-Prescribing	—	1,399,000

Total backlog	$49,911,000	$44,300,000

     As of December 31, 2010, our backlog is comprised of the following elements: $16,770,000 of deferred revenue that has been billed and paid, $5,168,000 billed but unpaid — net, and approximately $27,973,000 of unbilled contracts.
     The backlog is recognized into revenue as the services are performed. Approximately 55% of our total backlog as of December 31, 2010 is expected to be recognized as revenue during 2011. The timing of revenue recognition is affected by both the length of time required to deploy a service and the length of the service contract.
Seasonality
     Our business is not materially impacted by seasonality.
Geographic Information
     Our operations are primarily based in the U.S., with approximately 9% of our employees located in Canada. Except for a United Kingdom based data center, we do not operate in, or have dependencies on, any other foreign countries. Our revenues and orders to-date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2010, were located in the U.S.
Available Information
     Our Internet address is www.zixcorp.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website, without charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website shall not be considered to be part of this or any other report filed with or furnished to the SEC.
     In addition to our website, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of the website is www.sec.gov.
Item 1A. Risk Factors
     The risks and uncertainties described below could materially and adversely affect our business, financial condition and financial results and reduce the value of an investment in our securities. This report also contains forward-looking statements and the following risks could cause our actual results to differ materially from those anticipated in such forward-looking statements.
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
     Our Email Encryption business employs public key cryptography technology and other encryption technologies to encrypt and decrypt messages. The security afforded by encryption depends on the integrity of the private key, which is predicated on the assumption that it is very difficult to mathematically derive the private key from the related public key. Successful decryption of encrypted information, or public reports of successful decryption, whether or not true, could reduce demand for our products and services. If new methods or technologies make it easier to derive the private key from the related public key, the security of encryption services using public key cryptography technology could be impaired and our products and services could become unmarketable. That could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise harm our business. Any of these events could reduce our revenues and materially adversely affect our business, financial condition and financial results.
The growth of our business may require significant investment in systems and infrastructure with no guarantee of revenue, which could impair our profitability and negatively affect our business, financial condition and financial results.
     As our operations grow in size and scope, we may need to improve and upgrade our systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure and pursuing reduced costs per transaction. Expanding our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that the volume of our business will increase, which could reduce our net income, deplete our cash, and materially adversely affect our business, financial condition and financial results.
We face strong competition, which could negatively affect our business, financial condition and financial results.
     The markets in which we compete are characterized by rapid change and converging technologies and are very competitive. With rising demand for private and secure email communications, there is strong competition for the email encryption products and services. Our Email Encryption business competes with products and services offered by companies such as Axway, Ironport (acquired by Cisco Systems Inc.), Echoworx, McAfee, Inc., PGP Corporation, Proofpoint, Trend Micro and Voltage Security. Strong competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Some of our competitors offer email encryption services together with products and services that we do not offer, which could make our offering less attractive by comparison. As a result of the bundling of products by these competitors, it can be difficult for our customers to compare the cost of our products with competing products. In some instances, competing products may seem to be offered by our competitors at little to no additional cost to the customer. In addition, our competitors may develop technology solutions and service offerings that are perceived by customers as equivalent to, or having advantages over, our products and services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Barriers to entry are relatively low, and new ventures to create products that compete with our products are regularly formed. Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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
     We plan to increase the distribution of our Email Encryption products and services by entering into alliances with third parties who can offer our products and services along with their own products and services. Increased reliance on third parties to market and distribute our products and services exposes us to a variety of risks. For example, we have limited control over the timing of the delivery of our products to customers by third party distributors, which could increase the length of our sales cycle, cause our revenue to fluctuate unpredictably and make it difficult to accurately forecast our revenue. We may not succeed in developing or maintaining marketing alliances. Companies with which we have marketing alliances may in the future discontinue their relationships with us, form marketing alliances with our competitors, or develop and market their own products and services that compete with ours. If a significant distributor were to discontinue its relationship with us, we could experience an interruption in the distribution of our products and services and our revenues could decline. Our failure to develop, maintain and expand strategic distribution relationships could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.
Our business depends on market acceptance of our Email Encryption service, and our failure to achieve market penetration could negatively affect our business, financial condition and financial results.
     Our revenue and financial results are dependent on our Email Encryption business. In order to continue to operate profitably, we must achieve broad market acceptance of our Email Encryption service at a price that provides an acceptable rate of return relative to our costs. We have been successful in selling our products and services to various high-profile customers, particularly in the healthcare, financial services and government segments of our market. The acceptance and use of our Email Encryption products and services by those significant customers facilitates our sales to potential customers, and an expanding base of users in the Zix Directory aids in our market penetration and expansion. We must continue to respond to evolving business models for technology offerings in order to achieve market acceptance. The loss of an influential customer could impair our ability to expand the market penetration of our products and services, or cause us to reduce prices, which could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.
Unfavorable economic and political environments could negatively affect our business, financial condition and financial results.
     Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdows in technology and networking industries at large, as well as in the specific markets in which we operate. If economic growth in those markets is slow, or credit is unavailable at a reasonable cost, current and potential customers may delay or reduce technology purchases, including the deployment or expansion of our Email Encryption products and services. This could result in reduced sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, adverse economic conditions could negatively affect the cash flow of our customers and distributors, which might result in failures or delays in payments to us. This could increase our credit risk exposure and delay our recognition of revenue. Specific economic trends, such as declines in the demand for PCs, services and other computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. If these conditions remain uncertain or persist, spread or deteriorate further, our business, financial condition and financial results could be materially adversely affected.
Our failure to keep pace with rapid technology changes could have a negative impact on our business, financial condition and financial results.
     The markets for our products and services are characterized by rapid technological developments and frequent changes in customer requirements. We must continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, to keep pace with these developments. We must ensure that our products and services address evolving operating environments, industry trends, certifications and standards. For example we must expand our offerings for virtual computer environments and mobile environments to support a broader range of mobile devices. We also must develop products that are compatible with new operating systems while remaining compatible with existing, popular operating systems. Our business could be harmed by our competitors announcing or introducing new products and services that could be perceived by customers as superior to ours. We spend considerable resources on technology research and development, but our research and development resources are more limited than many of our competitors. Our business substantially depends on our ability to keep pace with rapid technological and market changes and we may be unable to introduce new or enhanced products into the market on a timely basis, or at all. Our enhancements to existing products and services, or our potential new products and services, may not receive customer acceptance. Our failure to introduce new or enhanced products on a timely basis, to keep pace with rapid industry, technological or market changes or to gain customer acceptance for our products and services could have a material adverse effect on our business, financial condition and financial results.
If our products do not work properly, our business, financial condition and financial results could be negatively affected and we could experience negative publicity, declining sales and legal liability.
     We produce complex products that incorporate leading-edge technology, including both hardware and software, that must operate in a wide variety of technology environments. Software may contain defects or “bugs” that can interfere with expected operations. There can be no assurance that our testing programs will be adequate to detect all defects prior to the product being introduced, which might decrease customer satisfaction with our products and services. The product reengineering cost to remedy a product defect could be material to our operating results. Our inability to cure a product defect could result in the temporary or permanent withdrawal of a product or service, negative publicity, damage to our reputation, failure to achieve market acceptance, lost revenue and increased expense, any of which could have a material adverse effect on our business, financial condition and financial results.
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
     We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect proprietary rights in our products and services. These intellectual property rights or other proprietary rights might be challenged, invalidated or circumvented. The steps we have taken to protect our proprietary information may not prevent its misuse, theft or misappropriation. Competitors may independently develop technologies or products that are substantially equivalent or superior to our products or that inappropriately incorporate our proprietary technology into their products. Competitors may hire our former employees who may misappropriate our proprietary technology. Some jurisdictions may not provide adequate legal protection of our intellectual property rights.
We may have to defend our rights in intellectual property that we use in our services, and we could be found to infringe the intellectual property rights of others, which could be disruptive and expensive to our business.
     We may have to defend against claims that we or our customers are infringing the rights of third parties in patents, copyrights, trademarks and other intellectual property. If we acquire technology to include in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties to verify the origin and ownership of such technology. Intellectual property litigation and controversies are disruptive and expensive. Even unmeritorious claims brought against our customers may harm our reputation and customer relationships, and may have to be settled for significant amounts. Infringement claims could require us to develop non-infringing services or enter into expensive royalty or licensing arrangements. Our business, financial condition and financial results could be materially adversely affected if we are not able to develop non-infringing technology or license technology on commercially reasonable terms.

We may face risks from using “open source” software that could negatively affect our business, financial condition and financial results.
     Like many other software companies, we may use “open source” software in order to add functionality to our products quickly and inexpensively. Open source software license terms could adversely affect our intellectual property rights in our products that include open source software. We could lose the right to use the open source code if we fail to comply with the license obligations. Using open source code could also cause us to inadvertently infringe third-party intellectual property rights. We have processes and controls in place that are designed to address these risks and concerns, but we cannot be sure that all open source is submitted for approval prior to use in our products.
We may fail to recruit and retain key personnel, which could impair our ability to meet key objectives.
     Our success depends on our ability to attract and retain highly-skilled technical, managerial, sales, and marketing personnel. Changes in key personnel may be disruptive to our business. It could be difficult, time consuming and expensive to replace key personnel. Integrating new key personnel may be difficult and costly. Volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel could make it difficult to meet key objectives. Any of these impairments related to our key personnel could negatively affect our business, financial condition and financial results.
Our usage of personal information, and inadvertent exposure of confidential information, could cause us to violate data privacy laws or lose customers and could negatively affect our business, financial condition and financial results.
     In our Email Encryption business, we collect, process, store, use and transmit large amounts of personally identifiable information about individuals, such as personal healthcare or financial information. Our handling of these types of data is increasingly subject to regulation around the world. These regulations may result in conflicting requirements. Our business could be materially adversely affected if legal restrictions on the use of personally identifiable information are expanded or are interpreted in ways that conflict with our business practices or increase our costs. Unauthorized disclosure of personal information (including through intrusion by a hacker) or other failure by us to comply with data privacy requirements could subject us to significant penalties, remediation and other expenses, and damage to our reputation, any of which could have a material adverse effect on our business, financial condition and financial results.
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
     Although we generate adequate cash flow from operations and we expect to be profitable, we may not continue to produce sufficient cash flow or show a profit. Our balance sheets reflect goodwill relating to our Email Encryption business, as well as other assets. We periodically evaluate the carrying value of our goodwill and other assets to determine if their values have been impaired, which could require us to recognize a non-cash charge to earnings. Any of these circumstances could materially adversely affect our business, financial condition and financial results.
The market price of our securities could be volatile and our securities may decline in value.
     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. In addition to stock price volatility related to our business performance, our stock price may fluctuate due to events affecting our industry or our competitors, as well as general economic and political conditions or otherwise. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in general, and such fluctuations were often unrelated to the operating performance of these companies. These fluctuations have and will continue to affect smaller capitalized technology companies like us. Any of these circumstances could cause our securities to decline in value.
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
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     This document contains “forward-looking statements” (including the discussion appearing under the caption “Liquidity Summary” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, cash receipts, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” and other similar expressions. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section above.

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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     During 2010 we leased properties that are considered significant to the operations of the business in the following locations: Burlington, Massachusetts; Ottawa, Ontario, Canada; the United Kingdom; and Dallas and Austin, Texas. The Burlington location is used for Email Encryption sales and marketing activities. The Ottawa office is used for client services and sales support activities. The United Kingdom facility provides data center support for our European customers. The Dallas office is our headquarters, which includes research & development, marketing, sales and all general administrative services, and the ZixData Center. Our Austin location is used primarily for fail-over and business continuity services and is used to some extent to support normal ongoing operations. Our facilities are suitable for our current needs and are considered adequate to support expected near term growth.
Item 3. Legal Proceedings
     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial statements.
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for fiscal 2010 and 2009.

	2010		2009
Quarter Ended	High	Low	High	Low
March 31	$2.51	$1.69	$1.73	$0.88
June 30	$2.70	$2.09	$1.94	$0.95
September 30	$2.94	$2.10	$2.54	$1.49
December 31	$4.55	$2.70	$2.30	$1.53
     At March 7, 2011, there were 67,484,366 shares of common stock outstanding held by 497 stockholders of record. On that date, the last reported sales price of the common stock was $3.59.
     We have not paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.
     For information regarding stock-based compensation awards outstanding and available for future grants, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
     During 2010, we did not engage in any share repurchase program of our common stock.
Performance Graph
     The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2010, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2005, in our common stock and in each of the two indices and assumes reinvestment of dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock performance. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$33,066	$26,407	$22,604	$17,982	$14,094
Cost of revenues	6,468	4,576	4,105	4,361	5,367

Gross margin	26,598	21,831	18,499	13,621	8,727
Research and development expenses	5,089	3,619	2,677	2,748	2,837
Selling, general and administrative expenses	16,363	15,927	14,237	13,530	16,588
Customer deposit forfeiture (1)	—	—	—	(2,000)	(1,000)
Loss on extinguishment of convertible debt (2)	—	—	—	255	871
Interest expense	22	21	—	171	1,126
Gain on derivatives (3)	—	—	—	—	(4,043)
Income tax (benefit) expense to continuing operations (4)	(35,500)	67	42	181	(60)
Income (loss) from continuing operations	40,720	2,411	2,149	(724)	(6,739)
Basic income (loss) per common share from continuing operations	$0.63	$0.04	$0.03	$(0.01)	$(0.12)
Diluted income (loss) per common share from continuing operations	$0.61	$0.04	$0.03	$(0.01)	$(0.12)
Shares used in computing basic income (loss) per common share	64,401	63,422	62,982	60,424	57,068

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Shares used in computing diluted income (loss) per common share	66,742	64,051	65,856	60,424	57,068
Statements of Cash Flows Data:
Net cash flows provided by (used for):
Operating activities	$7,190	$603	$2,064	$(1,443)	$(16,678)
Investing activities	(1,467)	(1,138)	493	(3,155)	3,914
Financing activities	5,609	577	164	2,339	5,307
Balance Sheet Data:
Cash, Cash Equivalents and Marketable Securities	$24,619	$13,312	$13,245	$12,258	$12,783
Working capital (deficit)(5)	9,822	(3,283)	(3,010)	(979)	(897)
Total assets	66,852	19,748	19,357	19,474	20,366
Debt obligations	186	312	—	—	2,916
Stockholders’ equity (deficit)	46,887	(1,989)	(1,303)	(289)	927

Operations Data in the preceding table excludes all activity of the discontinued operations.

(1)	A Master Services Agreement was entered into with sanofi-aventis for $4.0 million in January 2004 calling for our performance on various future services to be defined over the course of the agreement. Because the services to be provided to sanofi-aventis had not been defined, the payment was recorded as a customer deposit. Because sanofi-aventis failed to define or request services as the contracted delivery dates expired in 2005, 2006, and 2007, the corresponding customer deposit was classified as a forfeiture.

(2)	The $255,000 loss on extinguishment of debt in 2007 resulted from the restructuring of a note with sanofi-aventis. The $871,000 loss on extinguishment of debt in 2006 resulted from the retirement of a $5.0 million convertible promissory note payable.

(3)	The $4.0 million gain in derivative in 2006 resulted from our April 2006 private placement of common stock. Associated warrants related to this private placement were classified as derivative liabilities. Revaluations to the fair value of these warrants were recorded as gain or loss to the statement of operations until new FASB guidance in December 2006 required these components be prospectively adjusted to additional paid in capital.

(4)	The $35.5 million tax benefit in 2010 resulted from the release of a portion of our deferred tax asset valuation allowance. Based on analysis of both projected and current earnings excluding discontinued operations, we have estimated these tax credits as likely to be utilized prior to expiration. See “Income Taxes” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)	Working capital includes deferred revenue totaling $15.3 million, $14.5 million, $15.0 million, $12.6 million and $8.4 million as of December 31, 2010, 2009, 2008, 2007, and 2006 respectively. Working capital also includes customer deposits totaling $2.0 million as of December 31, 2006.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described above in “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We are a leader in providing secure, email encryption in a SaaS model. Our email encryption service delivers information in a secure manner, enabling the use of Internet based email for the safe delivery of sensitive information, especially for the healthcare, finance, insurance, and government sectors. A core competency is our ability to deliver this complex service offering with a high level of availability, reliability, integrity and security.
     The Company is encouraged by 2010 results and our success is based on continuing to build a solid and predictable business based on our successful subscription business model. Additionally, our results indicate we are transitioning to become a part of mainstream demand for email encryption as data security and integrity issues continue to make headline news. We are also benefiting from a trend toward the use of a powerful cloud-based offering along with the growing need for regulatory compliance.
     We achieved our first ever full year GAAP net income in 2010 and we successfully wound down the e-Prescribing business as planned on December 31, 2010. All of our key performance metrics improved compared to the prior year and we reported improved financial performance driven by continued growth in our Email Encryption business and the successful exit from e-Prescribing. The Company’s operating income for 2010 was $5.1 million, an increase of $2.9 million over prior year, driven by 25% growth in revenue.
Strategy and Focus Areas
     The Company’s email encryption subscription service continued to grow in 2010 by adding new customers while retaining a high percentage of existing customers. Our subscription model initially required large up-front investment to establish the service, but over time, the fixed set-up costs are exceeded by the recurring subscription and transaction fees, and incremental costs to add new users are relatively low. After the years required to achieve critical mass in the Email Encryption business with the subscription model, combined with the successful wind down of the e-Prescribing business, we believe we entered a new phase of financial stability in 2010.
     Over the course of 2010 we continued to make investments to strengthen our Email Encryption services by completing development of and releasing a number of service upgrades. We delivered ZixGateway 4.0, an upgrade to our policy-based appliance that provides support for virtualization, multiple languages and DomainKeys Identified Mail (DKIM). We also completed and released ZixPort 3.7, an upgrade to our portal-based service which provides language localization, increased large file support and support for the iPhone®. We updated our software platform for the desktop client portfolio to align with recent computing technology evolution and advancements and delivered new versions which are aligned to Microsoft® Office 2010. In addition, we designed a set of tools to improve the automation level and efficiency of the customer provisioning process for our resellers and distributors. This will allow our third-party channels to deploy our service more quickly and at lower cost.
     Operationally, our success is primarily dependent upon the following key metrics:
•	New subscriptions (termed “New First Year Orders” (“NFYO”)) for the Email Encryption Service;

•	Retention of subscribers to the Email Encryption Service;

•	Total orders (includes NFYO’s, second and third years on multi-year orders and renewals), and;

•	Our ability to increase business volume with minimal cost increases.
     Known trends regarding these key metrics and their implication on our current and future capital requirements are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).
     There are no assurances we will be successful in our efforts to achieve these key metrics. Our continued growth depends on the timely development and market acceptance of our products and services. Driven primarily by the growth of the Email business combined with improved financial results associated with the wind down of the e-Prescribing business, we have improved fundamentals in our cash and achieved GAAP profitability in 2010. See “Item 1A. Risk Factors” for more information on the risks relative to our operations and future prospects.
Discontinued Operations
     On December 31, 2010, Zix Corporation completed the previously announced (see Current Report filed on Form 8-K/A dated January 6, 2010) wind down of its e-Prescribing business and discontinued operating this line of business. The wind down of this business entailed the fulfillment of existing contracts. Assets used by this segment, primarily business computer servers, were compatible with the remaining business, Email Encryption, and were therefore absorbed by our remaining business. As a result, no gain or loss on disposal of assets was incurred. Prior to the completion of the wind down, this business line had been a reportable segment. The following table summarizes the components of the Income (loss) from discontinued operations presented in our Statement of Operations for 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Revenues	$2,632,000	$4,244,000	$5,431,000
Cost of revenues	1,266,000	4,808,000	5,745,000

Gross margin	1,366,000	(564,000)	(314,000)
Research and development expenses	300,000	3,329,000	3,481,000
Selling, general and administrative expenses	304,000	2,953,000	3,796,000

Income (loss) before income taxes	$762,000	$(6,846,000)	$(7,591,000)

     In December of 2009, the Company announced it would wind down the e-Prescribing business and exit the business by December 31, 2010. During 2010 we reduced the costs of operating this business and transferred shared resources to the remaining business while meeting the requirements of our existing contracts. We also discontinued our recruiting efforts for new e-Prescribing deployments and reduced the associated recruitment and deployment expenses. Additionally, customers requesting to renew existing contracts set to expire during 2010 were renewed to terminate no later than December 31, 2010. These actions resulted in significantly lower costs and lower revenue in 2010 compared to 2009 and 2008 for the e-Prescribing business. The 2010 income before income taxes of $762,000 resulted primarily from the continued recognition of deferred revenue during the year while reducing expenses in cost of revenues, research and development, and SG&A.
     Unless specifically noted, the financial information contained and discussed in our MD&A is that of our continuing operations only.
Revenue
     Revenue increased by 25% in 2010 compared with 2009. Our growth was driven by our successful subscription model that continues to yield steady additions to the subscriber base coupled with a high rate of renewing existing customers.
Operating Margins
     For the year ended 2010, our gross profit of $26.6 million increased 22% compared to 2009. This increase was primarily driven by increased revenue. Our 2010 operating income of $5.1 million improved $2.9 million over the prior year. Income from continuing operations for 2010 included a $35.3 million reduction to the Company’s deferred tax asset valuation allowance. This reduction was recorded as a tax benefit in 2010. Income from continuing operations for 2010 excluding the impact of this tax benefit was $5.2 million compared to $2.5 million in 2009.
Other Financial Highlights
•	We completed our exit from the e-Prescribing business. Our Statements of Operations have been reclassified to reflect the impact of the discontinued e-Prescribing operation

•	Email Encryption backlog was $49.9 million in 2010, compared with $42.9 at the end of 2009

•	Total orders for 2010 were $40.8 million, an increase of 16% from the 2009 total orders of $35.2 million

•	Our deferred revenue at the end of 2010 was $16.8 million, compared with $17.3 million at the end of 2009 (2009 deferred revenue included $1.2 million related to the discontinued e-Prescribing segment)

•	We generated cash flows from operations of $7.2 million during fiscal 2010. Our cash and cash equivalents were $24.6 million at the end of 2010, compared with $13.3 million at the end of 2009

•	Our shared, cloud-based ZixDirectory now has approximately 25 million members including some of the most respected institutions in the country

Critical Accounting Policies and Estimates
     In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on revenue, income (loss) from operations and net income (loss), as well as the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material adverse effect on the consolidated financial statements.
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
     Our critical accounting policies included the following:
•	Revenue recognition

•	Income taxes

•	Valuation of goodwill and other intangible assets

•	Stock-based compensation costs
     For additional discussion of the Company’s significant accounting policies, refer to Note 2 to the consolidated financial statements.
Revenue Recognition
     We develop, market, and support applications that connect, protect and deliver information in a secure manner. Our services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based services, various transaction fees and related professional services. The majority of the revenues generated are through a combination of direct sales and a network of resellers and other distribution partners.
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
     Our email encryption service is a subscription service. Providing this service includes delivering subscribed-for software and providing secure electronic communications and customer support throughout the subscription period. Our email subscribers generally execute multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. Subscription fees received from customers are initially recorded as deferred revenue and then recognized as revenue ratably over the subscription period. We do not offer stand alone services. Further, our services primarily include manufacturer provided warranty provisions. We recorded no warranty expense in any of the presented periods.

     The discontinued e-Prescribing service was also a subscription service. Some of these services incorporated transaction fees per event occurrence or when predetermined usage levels had been reached. These transaction fees were recognized as revenue when the transaction occurred or when a predetermined usage level had been achieved, and when the amounts were fixed and determinable.
Income Taxes
     Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal income tax returns. At December 31, 2010, we provided a valuation allowance against a significant portion of our accumulated U.S. deferred tax assets of $75,352,000. This significant valuation allowance reflects our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $35,360,000, and consists of $35,300,000 for net operation loss carryforwards and $48,000 for U.S. state income tax credits and $12,000 for a Canadian deferred tax asset relating to temporary timing differences between GAAP and tax-related expense. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of December 31, 2010, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $461,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
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
     Goodwill was $2,161,000, or 3% of total assets at December 31, 2010; and was $2,161,000, or 11% of total assets at December 31, 2009.
     Our goodwill is not being amortized, but we do evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. We have evaluated our goodwill and determined no impairment is required.
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
Full Year 2010 Summary of Operations
Financial
•	We completed our exit from the e-Prescribing business. Our income statement has been reclassified to reflect the impact of the discontinued e-Prescribing operation.

•	Revenue for 2010 was $33,066,000 compared with $26,407,000 in 2009 and $22,604,000 in 2008.

•	Gross margin for 2010 was $26,598,000 or 80% of revenues compared to $21,831,000 or 83% of revenues in 2009 and $18,499,000 or 82% of revenues in 2008.

•	Income from continuing operations for the year 2010 was $40,720,000 compared with income from continuing operations of $2,411,000 in 2009 and $2,149,000 in 2008.

•	Net income for the year 2010 was $41,213,000 compared with net loss of $4,435,000 in 2009 and $5,442,000 in 2008. Included in Net income for 2010 was a reduction in our deferred tax asset valuation allowance of $35,300,000 which was recorded as a tax benefit.

•	Ending unrestricted cash was $24,619,000 on December 31, 2010.
Results of Operations
Revenue
     The following table sets forth a year-over-year comparison of our total revenues:

				Variance		Variance
	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
Revenues	$33,066,000	$26,407,000	$22,604,000	$6,659,000	25%	$3,803,000	17%
     Revenue increases were driven primarily by strong performances across our three core vertical sales markets: healthcare, finance and government and other non-core markets. Additionally, sales came from a wider base of distributors — new first year orders derived from our value added resellers, OEM and third party distribution channels for 2010 was 53% of the total NFYO compared to 33% in 2009. Our growth model seeks to continually add new users to the subscriber base, while at the same time retaining a high percentage of existing subscribers whose subscriptions are up for renewal. We measure additions to the subscriber base by NFYO, which is defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. NFYOs are summarized in the table below:

	Year Ended December 31,
	2010	2009	2008
New first year order value	$8,670,000	$6,478,000	$5,460,000
     Our go-to-market selling strategy seeks primarily multiple-year subscription contracts with the fees paid annually at the inception of each year of service. As a result, a high percentage of customers subscribe to the Email Encryption Service for a three-year term versus a one-year term. We expect this preference for a longer contract term by a high percentage of our customers to continue in 2011, as we have priced our services in a manner that encourages longer-term contractual commitments from customers.
     Our list pricing for Email Encryption has remained generally consistent during the periods shown above. We have continued to experience some market pricing pressure resulting in additional discount percentages off our list price during this period. There are no assurances that potential increased competition in this market or other factors will not result in future price erosion. Price erosion, should it occur, could have a dampening effect on our new orders.

Revenue Outlook:
     With our continued focus in Email Encryption on sectors such as healthcare, financial services, insurance, government, and expansion into other non-core markets, along with the increased use of indirect OEM distribution and value-added reseller channels, we expect to see the business increase its new first year orders in 2011 and fuel a continued increase in our year-over-year revenue.
Backlog and Orders
     Backlog — Our end-user order backlog is comprised of contractually bound agreements that we expect to amortize into revenue. As of December 31, 2010, the backlog was comprised of the following elements: $16,770,000 of deferred revenue that has been billed and paid, $5,168,000 billed but unpaid — net, and approximately $27,973,000 of unbilled contracts.
     The backlog is recognized into revenue as the services are performed. Approximately 55% of the total backlog is expected to be recognized as revenue during the next twelve months. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     Orders — Total order input for Email Encryption in 2010 was $40,763,000 compared with $35,190,000 in 2009. Total orders include customer orders that management separates into three components for measurement purposes: contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service.
Cost of Revenues
     The following table sets forth a year-over-year comparison of the cost of revenues.

				Variance		Variance
	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
Cost of revenues	$6,468,000	$4,576,000	$4,105,000	$1,892,000	41%	$471,000	11%
     Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. For Email Encryption, a significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. Accordingly, cost of revenues is relatively fixed in nature and is expected to grow at a slower pace than revenue. During 2010, we transitioned a significant amount of shared resources from our e-Prescribing product line resulting from the wind down of that business. Additionally, we shifted fixed costs that were previously absorbed by e-Prescribing. The cost of revenues increase in 2010 compared to 2009 resulting from this shifting of shared resource costs and allocated fixed costs was approximately $1,750,000. The remaining increase in cost of revenues in 2010 compared to 2009, approximately $150,000, resulted from growth in revenue, primarily costs associated with deploying and supporting the email encryption service.
     The increase in cost of revenues in 2009 compared to 2008 resulted primarily from growth in revenue, and costs associated with deploying and supporting the email encryption service.
Research and Development Expenses
     The following table sets forth a year-over-year comparison of our research and development expenses from continuing operations:

				Variance		Variance
	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
Research and development expenses	$5,089,000	$3,619,000	$2,677,000	$1,470,000	41%	$942,000	35%
     Research and development expenses consist primarily of salary, benefits and stock-based compensation for our development staff, and other costs associated with improving our existing products and services and developing new products and services. The increase in research and development expense in 2010 compared to 2009 resulted primarily from a $150,000 increase in salaries and benefits resulting from increases in average headcount and approximately $1,320,000 increase resulting primarily from the shift from the e-Prescribing business of shared resources and shift in allocated fixed costs. During 2010 we wound down the e-Prescribing operation and shifted previously shared resources to the remaining business, Email Encryption. Additionally, we shifted fixed expenses previously absorbed by e-Prescribing to Email Encryption.
     The increase in research and development expense in 2009 compared to 2008 was primarily attributable to a $535,000 increase in salary and benefit expense resulting from an increase in average headcount and salary increases, an $83,000 increase in stock-based compensation expense, and an increase of $324,000 resulting primarily from directing a higher percentage of research and engineering resources to Email Encryption in the second half of 2009.
Selling, General and Administrative Expenses
     The following table sets forth a year-over-year comparison of our selling, general and administrative expenses from continuing operations:

				Variance		Variance
	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
Selling, general and administrative expenses	$16,363,000	$15,927,000	$14,237,000	$436,000	3%	$1,690,000	12%
     Selling, general and administrative expenses consist primarily of salary, commissions, travel, stock-based compensation and benefits for marketing, selling and executive and administrative personnel. Also included are costs associated with advertising and promotions and fees for professional services and other general corporate activities. The increase in 2010 compared to 2009 resulted primarily from higher marketing expenses, sales commissions and travel expenses due to growth in the business. These increases were partially offset by lower severance and professional fees, both related to the wind down of the e-Prescribing business.
     Selling, general and administrative expenses in 2009 compared to 2008 increased $1,690,000. This increase was primarily the result of higher salaries and benefits, primarily related to severance costs of $600,000, increased professional fees of $660,000, of which approximately $300,000 related to a non-recurring strategic review of the Company’s e-Prescribing business, and stock-based compensation expense of $380,000. The remaining net increase, $50,000, resulted from other net increases and decreases in the various selling, general and administrative expense categories.
     Total selling, general and administrative expenses for 2011 are expected to increase slightly compared to the 2010 levels due to continued investment in our sales and marketing resources.
Interest Expense
     Interest expense for 2010 and 2009 was $22,000 and $21,000 respectively, consisting of interest related to a license subscription promissory note payable. We incurred no interest expense in 2008.
Investment and Other Income
     Investment and other income was $96,000, $214,000 and $606,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The decreasing amounts in all years presented was primarily driven by lower interest rates.
Income Taxes
     Our Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. We recognize and measure uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
     The Company’s income tax (benefit) expense for 2010, 2009 and 2008 of ($35,231,000), $67,000 and $42,000, respectively, represents refundable U.S. research and development credits, non-U.S. taxes payable related to the operations of the Company’s Canadian subsidiary established in late 2002, state income taxes, and reversal of a portion of the Company’s historical valuation allowance.
     Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider available evidence, including past earnings, estimates of future taxable income, and the feasibility of tax planning strategies. At December 31, 2010, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The portion of the Company’s deferred tax asset not reserved was $35,348,000. This unreserved portion related to $35,300,000 U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining $48,000 related to state tax credit carryforwards because such credits will be used to offset revenue-based state franchise tax.
     We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against any future taxable income.
     If we begin to generate additional U.S. taxable income in a future period or if the facts and circumstances on which our current estimates and assumptions are based were to change, thereby impacting the likelihood of realizing a greater or lesser amount of our deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance required. Adjusting our valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.
     Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower or higher than anticipated; by tax effects of nondeductible compensation; or by changes in tax laws, regulations, or accounting principles, including accounting for uncertain tax positions or interpretations. Significant judgment is required to determine the recognition and measurement applicable to all income tax positions. This includes the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income.
Net Income (Loss)
     Income from continuing operations — In 2010, the Company’s Income from continuing operations was $40,720,000 compared to $2,411,000 and $2,149,000 in 2009 and 2008, respectively. The 2010 amount included a tax benefit of $35,500,000 resulting from a decrease in the deferred tax valuation allowance.
     Income (loss) from discontinued operations — In 2010, Income from discontinued operations was $493,000 compared to losses of ($6,846,000) and ($7,591,000) in 2009 and 2008, respectively. The income improvement in 2010 compared to 2009 and 2008 resulted primarily from recognizing remaining deferred revenue during the wind down when most of the costs associated with the discontinued e-Prescribing business had been eliminated or transferred to the remaining business, Email Encryption.
     Net Income (loss) — The Company achieved its first ever annual Net income of $41,213,000 in 2010 compared to net losses of ($4,435,000) and ($5,442,000) in 2009 and 2008, respectively. The net income in 2010 included a tax benefit of $35,300,000 resulting from a decrease in the Company’s deferred tax asset valuation allowance. The following table summarizes this and other unusual components included in the net income (loss) for these three years.

	Year Ended December 31,
	2010	2009	2008
Unusual Items:
Non-recurring severance payments	$262,000	$1,451,000	$—
Decrease in the deferred tax asset valuation allowance	(35,300,000)	—	—
Expenses related to the strategic review of the e-Prescribing business	—	393,000	—

Total unusual items	$(35,038,000)	$1,844,000	$—

Liquidity and Capital Resources
Overview
     Based on our 2010 financial results and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At December 31, 2010, our cash and cash equivalents totaled $24.6 million and debt was $186,000.
     Prior to December 31, 2010, we operated two distinct business segments; Email Encryption and e-Prescribing. During 2010, we wound down the e-Prescribing business and exited the business on December 31, 2010. The remaining business, Email Encryption, is profitable and is expected to continue to grow.
     For the year ended December 31, 2010, we improved on record performance in the prior year and achieved our best financial results to date. A 25% growth in revenue, 80% gross margin and strong cash collections led to improved financial performance. This improvement was primarily driven from increased revenues while holding our costs relatively flat. We expect this trend to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.
Sources and Uses of Cash

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operations	$7,190,000	$603,000	$2,064,000
Net cash provided by (used in) investing activities	$(1,467,000)	$(1,138,000)	$493,000
Net cash provided by financing activities	$5,609,000	$577,000	$164,000
     For 2010 and 2009, our primary source of liquidity from operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the timing of payments to our vendors and service providers. In 2008 we benefited by $1,200,000 from the issuance of common stock to our employees in lieu of cash compensation. We did not continue this practice in 2009 and 2010 and do not expect to use this practice going forward.
     Related to our investing activities in 2010, we utilized $1,492,000 to purchase various computing equipment primarily to satisfy customer contracts. Approximately 50% of these capital purchases were for computer servers, which are required to deliver our services.
     The cash provided from financing activities in 2010 was due to the exercise of stock options and warrants.
Options and Warrants of ZixCorp Common Stock
     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that are outstanding as of

December 31, 2010. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in
	Outstanding	Outstanding	outstanding	Total Value of
Exercise Price Range	Shares	Shares	shares)	Vested Shares
$1.11 — $1.99	4,142,168	$6,370,000	3,841,090	$5,901,000
$2.00 — $3.49	1,200,648	3,124,000	904,389	2,499,000
$3.50 — $4.99	2,884,115	12,780,000	2,868,916	12,714,000
$5.00 — $5.99	515,927	2,624,000	515,927	2,624,000
$6.00 — $8.99	620,816	4,052,000	620,816	4,052,000
$9.00 — $13.00	861,881	9,205,000	861,881	9,205,000

Total	10,225,555	$38,153,000	9,613,019	$36,995,000

Liquidity Summary
     Based on our current 2011 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months.
Off-Balance Sheet Arrangements
     None.
Contractual Obligations and Contingent Liabilities and Commitments
     We have total contractual obligations over the next year of $1,438,000 and $3,333,000 over the next three years primarily consisting of various operating office lease agreements.
     A summary of our fixed contractual obligations and commitments at December 31, 2010, is as follows:

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$3,800,000	$1,290,000	$1,845,000	$665,000	$—
License subscription note payable	198,000	148,000	50,000	—	—

	$3,998,000	$1,438,000	$1,895,000	$665,000	$—

     We have severance agreements with certain employees which would require us to pay approximately $1,554,000 if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.
New Accounting Standards
Revenue Recognition
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition that becomes effective January 1, 2011, with earlier adoption permitted. Under the new guidance tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance; such software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence (“VSOE”) or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We do not anticipate that this new guidance will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We do not believe that we face exposure to material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $24,619,000 and $13,287,000 at December 31, 2010 and 2009, respectively. We held no marketable securities as of December 31, 2010, and held $25,000 in marketable securities as of December 31, 2009.
     At December 31, 2010, we had a $186,000 non-interest bearing note payable with an imputed interest rate of 8.6% (see note 12 to the consolidated financial statements).
Item 8. Financial Statements and Supplementary Data
     The information required by this Item 8 begins on page F-1 of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Effectiveness of Disclosure Controls and Procedure
     In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our principal executive officer and principal accounting officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, they have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.
     Certifications of our principal executive officer and our principal accounting officer, which are required in accordance with Rule 13a- 14 of the Exchange Act, are attached as exhibits to this Annual Report. This “Controls and Procedures” section includes the information concerning controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.
     The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting
     During the three months ended December 31, 2010, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zix Corporation
We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 10, 2011, expressed an unqualified opinion on those consolidated financial statements.
/s/ WHITLEY PENN LLP
Dallas, Texas
March 10, 2011

Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Certain information required by this Item 10 is incorporated by reference from our Proxy Statement related to the 2011 Annual Meeting of Stockholders under the sections “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee.”
     The board of directors has adopted a Code of Conduct and Code of Ethics that applies to all directors, officers and employees of the Company. A copy of this document is available on our website at www.zixcorp.com under “Corporate Governance.” Any waiver of the code of ethics with respect to our chief executive officer and senior financial officers will be publicly disclosed as required by applicable law and regulation, including by posting the waiver on our website.
Item 11. Executive Compensation
     The information required by this Item 11, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from our Proxy Statement related to the 2011 Annual Meeting of Stockholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item 12 is incorporated by reference from our Proxy Statement related to the 2011 Annual Meeting of Stockholders under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 13 is incorporated by reference from our Proxy Statement related to the 2011 Annual Meeting of Stockholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence.”
Item 14. Principal Accountant Fees and Services
     The information required by this Item 14 is incorporated by reference from our Proxy Statement related to the 2011 Annual Meeting of Stockholders under the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS.”
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

     (a)(3) Exhibits

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of Zix Corporation, dated February 4, 2009. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2009, and incorporated herein by reference.

4.1	—	Specimen certificate for common stock of Zix Corporation. Filed as Exhibit 4.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

4.2	—	Warrant to purchase 108,964 shares of common stock of Zix Corporation re-issued to Iroquois Master Fund, Ltd., dated December 17, 2007, which was originally issued by Zix Corporation to Rodman & Renshaw, LLC., dated as of November 2, 2004 and filed as Exhibit 4.2 to Zix Corporation’s Report on Form 8-K dated December 29, 2006, and incorporated herein by reference.

4.3	—	Form of Warrant, dated August 9, 2005, to purchase shares of Common Stock of Zix Corporation (including appendices) (issued in connection with a $26.3 million private placement in 2005). Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated August 9, 2005, and incorporated herein by reference.

4.4	—	Warrant, dated September 30, 2005, issued to Zix Corporation by MITEM Corporation and exercisable for 400,000 shares of common stock of MITEM Corporation issued in connection with the sale of the Dr. Chart assets in 2005. Filed as Exhibit 2.3 to Zix Corporation’s Current Report on Form 8-K, dated October 5, 2005, and incorporated herein by reference.

4.5	—	Form of Warrant, as of April 6, 2006, to purchase approximately 5.9 million shares of Common Stock of Zix Corporation (issued to various purchasers in connection with an $11.8 million private placement in 2006). Filed as Exhibit 4.2 to Zix Corporation’s Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

4.6	—	Warrant, dated February 22, 2007, to purchase 145,853 shares of Common Stock issued by Zix Corporation to sanofi-aventis, U.S. Inc. issued in connection with the exchange of a promissory note and issuance of a $1.6 million promissory note. Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated February 28, 2007, and incorporated herein by reference.

Exhibit
Number		Description
4.7	—	Registration Rights Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (issued in connection with the $5.75 million financing). Filed as Exhibit 4.3 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.8	—	Registration Rights Agreement, dated July 22, 2003, between Zix Corporation and Pocket Script, L.L.C. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated July 23, 2003, and incorporated herein by reference.

4.9	—	Registration Rights Agreement, dated January 30, 2004, by and among Zix Corporation, Aventis Inc., a Pennsylvania corporation, and Aventis Holdings Inc., a Delaware corporation. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2004, and incorporated herein by reference.

4.10	—	Form of Registration Rights Agreement, dated as of November 2, 2004, by and between Zix Corporation and the Investors named therein (issued in connection with a $20 million convertible note private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.11	—	Form of Amended and Restated Registration Rights Agreement by and between Zix Corporation and the Investors (excluding exhibits) (issued in connection with a $20 million convertible note private placement). Filed as Exhibit 4.5 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.12	—	Securities Purchase Agreement, dated June 24, 2003, by and among Zix Corporation and the investors named therein (including schedules but excluding exhibits) in connection with a $5.75 million financing in 2003). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated June 25, 2003, and incorporated herein by reference.

4.13	—	Securities Purchase Agreement, dated as of August 9, 2005, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (including schedules, appendices and exhibits) (issued in connection with a $26.3 million private placement in 2005). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K/A, dated October 21, 2005, and incorporated herein by reference.

4.14	—	Securities Purchase Agreement, dated as of April 4, 2006, by and between Zix Corporation and the Purchasers listed on Schedule A thereto (in connection with an $11.8 million private placement in 2006). Filed as Exhibit 4.1 to Zix Corporation’s Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

4.15	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits) in connection with a $20 million convertible note financing in 2004). Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.16	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Omicron Master Trust (excluding schedules and exhibits) in connection with a restructuring of the $20 million convertible note financing in 2004. Filed as Exhibit 4.1 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

4.17	—	Purchase Agreement, dated as of November 1, 2004, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits) in connection with a $20 million convertible note financing in 2004. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated November 4, 2004, and incorporated herein by reference.

4.18	—	Amendment No. 1 to Purchase Agreement, dated as of April 13, 2005, by and between Zix Corporation and Amulet Limited (excluding schedules and exhibits) in connection with a restructuring of the $20 million convertible note financing in 2004. Filed as Exhibit 4.2 to Zix Corporation’s Current Report on Form 8-K, dated April 14, 2005, and incorporated herein by reference.

Exhibit
Number		Description
10.1†	—	1990 Stock Option Plan of Zix Corporation (Amended and Restated as of September 1999). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated herein by reference.

10.2†	—	1992 Stock Option Plan of Zix Corporation (Amended and Restated as of August 2000). Filed as Exhibit 10.2 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.3†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.4†	—	1996 Employee Stock Purchase Plan of Zix Corporation (Amended and Restated as of July 1, 2000). Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.

10.5†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.6†	—	Zix Corporation 2001 Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.6 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.7†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.5 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.8†	—	Zix Corporation’s 2003 New Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.4 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.9†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.3 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.10†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.11†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.12†	—	Zix Corporation 2006 Directors’ Stock Option Plan (Amended and Restated as of June 7, 2007) Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.13†	—	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.2 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.14†	—	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.15†	—	Form of Stock Option Agreement (with “acceleration event” provision) for Zix Corporation Stock Option Plans and applicable to option agreements held by the Company’s chief executive officer and direct reports. Filed as Exhibit 10.17 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.16	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit
Number		Description
10.17	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.18†	—	Stock Option Agreement, dated February 24, 2004, between Zix Corporation and Richard D. Spurr, covering 650,000 shares at $10.80 exercise price per share. Filed as Exhibit 10.15 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.19†	—	Stock Option Agreement, dated November 17, 2004, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $6.00 exercise price per share. Filed as Exhibit 10.18 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.20†	—	Stock Option Agreement, dated March 23, 2005, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $3.78 exercise price per share. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by reference.

10.21†	—	Stock Option Agreement, dated March 2, 2006, between Zix Corporation and Richard D. Spurr, covering 350,000 shares at $4.00 exercise price per share. Filed as Exhibit 10.25 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.22†	—	Stock Option Agreement, dated December 18, 2006, between Zix Corporation and Richard D. Spurr, covering 400,000 shares at $1.50 exercise price per share. Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.23†	—	Stock Option Agreement, dated December 20, 2007, between Zix Corporation and Richard D. Spurr, covering 400,000 shares at $4.87 exercise price per share. Filed as Exhibit 10.25 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.24†	—	Stock Option Agreement, dated December 23, 2008, between Zix Corporation and Richard D. Spurr, covering 100,000 shares at $1.11 exercise price per share. Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.25†	—	Stock Option Agreement between Zix Corporation and Susan K. Conner covering 130,000 shares at $1.70 exercise price per share (grant date October 16, 2008). Filed as Exhibit 10.1 to Zix Corporation’s Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference.

10.26†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.27†	—	Amended and Restated Severance Agreement, entered into as of December 18, 2008, between Zix Corporation and Richard D. Spurr (amended for I.R.C. 409A compliance purposes). Filed as Exhibit 10.27 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.28†	—	Amended and Restated Severance Agreement, entered into as of December 30, 2008, between Zix Corporation and David J. Robertson (amended for I.R.C. 409A compliance purposes). Filed as Exhibit 10.30 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.29†	—	Form of Amended and Restated Separation Pay Agreement between Zix Corporation and certain executive officers (amended for I.R.C. 409A compliance purposes). Filed as Exhibit 10.31 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

Exhibit
Number		Description
10.30†	—	Form of Amended and Restated Severance Agreement between Zix Corporation and certain executive officers (amended for I.R.C. 409A compliance purposes). Filed as Exhibit 10.32 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.31	—	Lease Agreement, dated December 29, 2003, between Zix Corporation and 7-Eleven, Inc. (excluding exhibits) (relating to Zix Corporation’s Dallas, Texas facilities). Filed as Exhibit 10.24 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.32	—	Letter of Agreement dated September 12, 2006 between MITEM Corporation and Zix Corporation. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, and incorporated herein by reference.

10.33†	—	Separation Pay Agreement, entered into as of February 8, 2010, between Zix Corporation and James F. Brashear. Filed as Exhibit 10.40 to Zix Corporation’s Annual Report on Form 10-K dated December 31, 2009, and incorporated herein by reference.

10.34†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q dated June 30, 2010, and incorporated herein by reference.

10.35†	—	Form of Zix Corporation Employee Stock Option Agreement. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q dated June 30, 2010, and incorporated herein by reference.

10.36	—	Form of Outside Board of Directors Indemnification Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 20, 2010, and incorporated herein by reference.

21.1	—	Subsidiaries of Zix Corporation. Filed as Exhibit 21.1 to Zix Corporation’s Annual Report on Form 10-K dated December 31, 2009, and incorporated herein by reference.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

31.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Richard D. Spurr, Principal Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of CEO and PFO pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Order and Final Judgment, United States District Court, Cause No. 3-04-CV-1931-K, Northern District of Texas, Dallas Division (dated June 16, 2008). Filed as Exhibit 99.1 to the Zix Corporation Current Report on Form 8-K, filed June 17, 2008, and incorporated herein by reference.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 10, 2011.

ZIX CORPORATION
By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2011.

Signature	Title

/s/ RICHARD D. SPURR	Chairman, Chief Executive Officer, President and Director

(Richard D. Spurr)	(Principal Executive Officer and Principal Financial Officer)

/s/ ROBERT C. HAUSMANN	Director

(Robert C. Hausmann)

/s/ JAMES S. MARSTON	Director

(James S. Marston)

/s/ MARIBESS L. MILLER	Director

(Maribess L. Miller)

/s/ ANTONIO R. SANCHEZ III	Director

(Antonio R. Sanchez III)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zix Corporation
We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2011 expressed an unqualified opinion.
/s/ WHITLEY PENN LLP
Dallas, Texas
March 10, 2011

ZIX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$24,619,000	$13,287,000
Marketable securities	—	25,000
Receivables, net	1,344,000	760,000
Prepaid and other current assets	1,115,000	1,135,000
Deferred tax assets	1,056,000	7,000

Total current assets	28,134,000	15,214,000
Property and equipment, net	2,209,000	2,137,000
Goodwill	2,161,000	2,161,000
Deferred tax assets	34,304,000	63,000
Other assets	44,000	173,000

Total assets	$66,852,000	$19,748,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$562,000	$769,000
Accrued expenses	2,282,000	3,124,000
Deferred revenue	15,331,000	14,478,000
License subscription note payable	137,000	126,000

Total current liabilities	18,312,000	18,497,000
Long-term liabilities:
Deferred revenue	1,439,000	2,821,000
License subscription note payable	49,000	186,000
Deferred rent	165,000	233,000

Total long-term liabilities	1,653,000	3,240,000

Total liabilities	19,965,000	21,737,000

Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 69,505,919 issued and 67,178,738 outstanding in 2010 and 66,053,772 issued and 63,726,591 outstanding in 2009	695,000	661,000
Additional paid-in capital	344,981,000	337,352,000
Treasury stock, at cost; 2,327,181 common shares in 2010 and 2009	(11,507,000)	(11,507,000)
Accumulated deficit	(287,282,000)	(328,495,000)

Total stockholders’ equity (deficit)	46,887,000	(1,989,000)

Total liabilities and stockholders’ equity (deficit)	$66,852,000	$19,748,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Revenues	$33,066,000	$26,407,000	$22,604,000
Cost of revenues	6,468,000	4,576,000	4,105,000

Gross margin	26,598,000	21,831,000	18,499,000
Research and development expenses	5,089,000	3,619,000	2,677,000
Selling, general and administrative expenses	16,363,000	15,927,000	14,237,000

Operating income	5,146,000	2,285,000	1,585,000
Other income (expense):
Investment and other income	96,000	214,000	606,000
Interest expense	(22,000)	(21,000)	—

Total other income	74,000	193,000	606,000

Income from continuing operations before income taxes	5,220,000	2,478,000	2,191,000
Income tax benefit (expense)	35,500,000	(67,000)	(42,000)

Income from continuing operations	$40,720,000	$2,411,000	$2,149,000

Income (loss) from discontinued operations before income taxes	762,000	(6,846,000)	(7,591,000)
Income tax expense	(269,000)	—	—

Income (loss) from discontinued operations	$493,000	$(6,846,000)	$(7,591,000)

Net income (loss)	$41,213,000	$(4,435,000)	$(5,442,000)

Basic income (loss) per common share:
Income from continuing operations:	$0.63	$0.04	$0.03

Income (loss) from discontinued operations:	$0.01	$(0.11)	$(0.12)

Net income (loss):	$0.64	$(0.07)	$(0.09)

Diluted income (loss) per common share:
Income from continuing operations:	$0.61	$0.04	$0.03

Income (loss) from discontinued operations:	$0.01	$(0.11)	$(0.11)

Net income (loss):	$0.62	$(0.07)	$(0.08)

Weighted average shares outstanding
Basic common shares outstanding	64,401,384	63,422,088	62,981,958

Diluted common shares outstanding	66,741,681	64,050,751	65,856,382

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance, December 31, 2007	64,959,649	$650,000	$329,186,000	$(11,507,000)	$(318,618,000)	$(289,000)
Issuance of common stock upon exercise of stock options	67,342	1,000	163,000	—	—	164,000
Shares issued to employees in lieu of cash compensation	619,672	5,000	1,692,000	—	—	1,697,000
Employee stock-based compensation costs	—	—	2,498,000	—	—	2,498,000
Non-employee stock-based compensation	—	—	48,000	—	—	48,000
Other	—	—	21,000	—	—	21,000
Net loss	—	—	—	—	(5,442,000)	(5,442,000)

Balance, December 31, 2008	65,646,663	656,000	333,608,000	(11,507,000)	(324,060,000)	(1,303,000)
Issuance of common stock upon exercise of stock options	11,743	1,000	18,000	—	—	19,000
Issuance of common stock upon exercise of warrants	395,366	4,000	632,000	—	—	636,000
Employee stock-based compensation costs	—	—	3,063,000	—	—	3,063,000
Non-employee stock-based compensation	—	—	31,000	—	—	31,000
Net loss	—	—	—	—	(4,435,000)	(4,435,000)

Balance, December 31, 2009	66,053,772	661,000	337,352,000	(11,507,000)	(328,495,000)	(1,989,000)
Issuance of common stock upon exercise of stock options	1,537,147	15,000	2,771,000	—	—	2,786,000
Issuance of common stock upon exercise of warrants	1,915,000	19,000	2,930,000	—	—	2,949,000
Employee stock-based compensation costs	—	—	1,886,000	—	—	1,886,000
Non-employee stock-based compensation	—	—	42,000	—	—	42,000
Net income	—	—	—	—	41,213,000	41,213,000

Balance, December 31, 2010	69,505,919	$695,000	$344,981,000	$(11,507,000)	$(287,282,000)	$46,887,000

See notes to consolidated financial statements.

ZIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$41,213,000	$(4,435,000)	$(5,442,000)
Non-cash items in net income (loss):
Depreciation and amortization	1,402,000	1,328,000	1,268,000
Common stock issued to employees and non-employees in lieu of cash	—	—	1,181,000
Employee stock based compensation expense	1,886,000	3,063,000	2,498,000
Non-employee stock-based compensation	42,000	31,000	48,000
Changes in deferred taxes	(35,290,000)	4,000	3,000
Changes in operating assets and liabilities:
Receivables	(584,000)	(284,000)	643,000
Prepaid and other assets	150,000	220,000	416,000
Accounts payable	(190,000)	168,000	296,000
Deferred revenue	(529,000)	(145,000)	1,341,000
Accrued and other liabilities	(910,000)	653,000	(188,000)

Net cash provided by operating activities	7,190,000	603,000	2,064,000
Investing activities:
Purchases of property and equipment	(1,492,000)	(1,141,000)	(1,238,000)
Sales (purchases) of marketable securities	25,000	(25,000)	1,734,000
Restricted cash investments, net	—	28,000	(3,000)

Net cash provided by (used in) investing activities	(1,467,000)	(1,138,000)	493,000
Financing activities:
Proceeds from exercise of stock options	2,786,000	19,000	164,000
Proceeds from exercise of warrants	2,949,000	636,000	—
Payment of license subscription note payable	(126,000)	(78,000)	—

Net cash provided by financing activities	5,609,000	577,000	164,000

Increase in cash and cash equivalents	11,332,000	42,000	2,721,000
Cash and cash equivalents, beginning of year	13,287,000	13,245,000	10,524,000

Cash and cash equivalents, end of year	$24,619,000	$13,287,000	$13,245,000

See notes to consolidated financial statements.

ZIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Company Overview
     Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) provides secure, Internet-based email encryption applications in a SaaS model. These applications connect, protect and deliver information in a secure manner, enabling the use of the Internet for applications requiring a high level of security in the healthcare, finance, insurance and government sectors.
     In 2009 we announced the planned exit of our e-Prescribing business to be completed by December 31, 2010. The wind down of this business was completed on schedule and the Company successfully exited this business on December 31, 2010. The e-Prescribing business has been reclassified as a discontinued operation on a retrospective basis in the Company’s Statements of Operations included in this Form 10-K. There were no significant assets or liabilities related to the discontinued operations at December 31, 2010.
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
     Cash Equivalents — Cash investments with maturities of three months or less when purchased are considered cash equivalents.
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
     Goodwill was $2,161,000, or 3% of total assets at December 31, 2010; and was $2,161,000, or 11% of total assets at December 31, 2009.
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
     Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal income tax returns. At December 31, 2010, we provided a valuation allowance against a significant portion of our accumulated U.S. deferred tax assets of $75,352,000, reflecting our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $35,360,000, and consists of $35,300,000 for net operation loss carryforwards and $48,000 for U.S. state income tax credits and $12,000 for a Canadian deferred tax asset relating to temporary timing differences between GAAP and tax-related expense. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized.
     Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. For 2010 and 2009 we had no leases that qualified as capital leases. Lease renewal options which we are “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. We have no renewal options which are “reasonably assured” of exercising as of December 31, 2010. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.
     Revenue Recognition — We develop, market, and support applications that connect, protect and deliver information in a secure manner. Our services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based services, various transaction fees and related professional services. The majority of the revenues generated are through a combination of direct sales and a network of resellers and other distribution partners.
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
     Our email encryption service is a subscription service. Providing this service includes delivering subscribed-for software and providing secure electronic communications and customer support throughout the subscription period. Our email subscribers generally execute multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. Subscription fees received from customers are initially recorded as deferred revenue and then recognized as revenue ratably over the subscription period. We do not offer stand alone services. Further, our services primarily include manufacturer provided warranty provisions. We recorded no warranty expense in any of the presented periods.
     The discontinued e-Prescribing service was also a subscription service. Some of these services incorporated transaction fees per event occurrence or when predetermined usage levels had been reached. These transaction fees were recognized as revenue when the transaction occurred or when a predetermined usage level had been achieved, and when the amounts were fixed and determinable.
     Software Development Costs — Costs incurred in the development and testing of software used in the Company’s Email Encryption and e-Prescribing Services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred.
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
     Advertising Expense — Advertising costs are expensed as incurred. Our continuing operations include advertising expense of $361,000, $278,000 and $305,000 in 2010, 2009 and 2008, respectively.
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
     Earnings Per Share (“EPS”) — Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS adjusts Basic EPS for the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method.
New Accounting Standards
Revenue Recognition

     In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition that becomes effective January 1, 2011, with earlier adoption permitted. Under the new guidance tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance; such software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We do not anticipate that this new guidance will have a material impact on our consolidated financial statements.
3. Discontinued Operations
     On December 31, 2010, Zix Corporation completed the previously announced (see Current Report filed on Form 8-K/A dated January 6, 2010) wind down of its e-Prescribing business, and discontinued operating this line of business. After completing a full strategic review of the e-Prescribing business and exploring its viability and contribution to increasing shareholder value, the Board of Directors and management determined the decision to exit the e-Prescribing business was in the best interests of the Company and its shareholders and will allow increased resources and focus to be committed to its larger segment- Email Encryption.
     The wind down of the business entailed the fulfillment of existing contracts. Assets used by this segment, primarily business computer servers, were compatible with the remaining business, Email Encryption, and were therefore absorbed by that business. As a result, no gain or loss on disposal of assets was incurred. Prior to the completion of the wind down, this business line had been a reportable segment. The following table summarizes the components of the Income (loss) from discontinued operations presented in our Statement of Operations for 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Revenues	$2,632,000	$4,244,000	$5,431,000
Cost of revenues	1,266,000	4,808,000	5,745,000

Gross margin	1,366,000	(564,000)	(314,000)
Research and development expenses	300,000	3,329,000	3,481,000
Selling, general and administrative expenses	304,000	2,953,000	3,796,000

Income (loss) before income taxes	$762,000	$(6,846,000)	$(7,591,000)

     Our discontinued operations includes depreciation and amortization expense related to property and equipment of $121,000, $311,000 and $371,000 in 2010, 2009 and 2008, respectively.
     During 2010 we reduced the costs of operating this business and transferred shared resources to the remaining business while meeting the requirements of our existing contracts. We also discontinued our recruiting efforts for the new e-Prescribing deployments and reduced the associated recruitment and deployment expenses. Additionally, customers requesting to renew existing contracts set to expire during 2010 were renewed to terminate no later than December 31, 2010. These actions resulted in significantly lower costs and lower revenue in 2010 compared to 2009 and 2008.
4. Stock Options and Stock-based Employee Compensation
     Below is a summary of common stock options outstanding at December 31, 2010:

	Authorized	Options	Options	Available
	Shares	Outstanding	Vested	for Grant
Employee and Director Stock Option Plans:
1992 Stock Option Plan	450,000	12,833	12,833	—
1995 Long-term Incentive Plan	1,825,000	859,000	859,000	—
1999 Director’s Stock Option Plan	975,000	237,091	237,091	—
2001 Stock Option Plan	2,525,000	1,416,391	1,392,104	315,667
2001 Employee Stock Option Plan	300,000	180,055	173,016	55,544
2003 New Employee Stock Option Plan	500,000	246,870	168,369	135,074
2004 Stock Option Plan	5,000,000	3,069,226	2,721,853	959,280

	Authorized	Options	Options	Available
	Shares	Outstanding	Vested	for Grant
2004 Director’s Stock Option Plan	300,000	185,000	185,000	—
2006 Director’s Stock Option Plan	1,100,000	665,426	510,090	242,023

Total employee and director stock option plans	12,975,000	6,871,892	6,259,356	1,707,588
Executive Stock Option Agreements:
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	650,000	—
Other executive stock option agreements	450,000	125,000	125,000	—

Total executive stock option agreements	1,100,000	775,000	775,000	—

Total	14,075,000	7,646,892	7,034,356	1,707,588

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
Executive Stock Option Agreements:
     Richard D. Spurr — In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received non-shareholder approved options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vested ratably on a quarterly basis through January 2007. At December 31, 2010, all 650,000 options were still outstanding. Mr. Spurr was appointed Chief Executive Officer in March 2005, and Chairman of the Board in February 2006.
     Other Executive Stock Option Agreements — In 2001 and 2002, non-shareholder approved options to purchase 450,000 shares of common stock were granted to key Company executives, which became fully vested in March 2005. At December 31, 2010, 125,000 of these options remain outstanding with an exercise price of $5.25 per share.
Other Stock Option Agreements:
     From time to time we may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At December 31, 2010, options outstanding to non-employees were 255,000, which were granted from employee stock option plans.
Accounting Treatment
     On January 1, 2006, we adopted on a prospective basis the straight-line amortization method for recognizing stock option compensation costs. For periods prior to January 1, 2006, we used the intrinsic value method to account for stock-based compensation plans. Our share-based awards are limited to stock options.
     For the twelve months ended December 31, 2010, 2009 and 2008, respectively, the total stock-based compensation expense was recorded to the following line items of our consolidated statement of operations:

	Year Ended December 31,
	2010	2009	2008
Cost of revenues	$161,000	$132,000	$86,000
Research and development expenses	183,000	169,000	108,000
Selling, general and administrative expenses	1,449,000	2,006,000	1,626,000
Discontinued operations	93,000	756,000	678,000

Stock-based compensation expense	$1,886,000	$3,063,000	$2,498,000

     There were 1,537,147 stock options exercised for the twelve months ended December 31, 2010. As a result of these stock option exercises, there was $209,000 excess tax benefits recorded in 2010. For the comparative period in 2009, there were 11,743 stock option exercises and $1,000 excess tax benefits recorded. A deferred tax asset totaling $595,000 and $967,000 resulting from stock-based compensation expenses was recorded for the twelve months ended December 31, 2010 and 2009, respectively.
     As of December 31, 2010, there was $654,000 of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.9 years.
     During the third quarter of 2009, the Company converted to a new third party stock option system. Although both the new and the legacy systems record the same expense over the life of fully vested stock options, the timing difference created by the two different systems required that we align the two systems upon conversion. In the third quarter of 2009 our stock compensation expense includes a non-recurring, non-cash “true-up” of $482,000 in stock-based compensation expense which was the amount of the forfeiture expense related to vesting options previously deferred in the legacy system most of which was included in SG&A expenses.
     We used the BSOPM to determine the fair value of option grants made during 2010, 2009 and 2008. On January 1, 2006, we elected to use the “simplified” method to calculate the estimated life of options granted to employees. The use of the “simplified” method has been extended until such time when we have sufficient information to make more refined estimates on the estimated life of our options. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options.
     The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.79%	2.20%	2.57%
Expected option life (years)	5.8	5.7	5.8
Expected stock price volatility	79%	79%	78%
Expected dividend yield	—	—	—
Fair value of options granted	$1.36	$0.84	$1.71
     The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company.
Stock Option Activity
     The following is a summary of all stock option transactions for the three years ended December 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (Yrs)
Outstanding at January 1, 2008	9,538,713	$5.16
Granted at market price	923,220	$2.54
Cancelled or expired	(355,224)	$10.16
Exercised	(67,342)	$2.44

Outstanding at December 31, 2008	10,039,367	$4.76
Granted at market price	196,684	$1.49
Cancelled or expired	(653,196)	$9.15
Exercised	(11,743)	$1.55

Outstanding at December 31, 2009	9,571,112	$4.40
Granted at market price	724,072	$1.98
Cancelled or expired	(1,111,145)	$6.29
Exercised	(1,537,147)	$1.82

Outstanding at December 31, 2010	7,646,892	$4.42	5.04

Options exercisable at December 31, 2010	7,034,356	$4.64	4.72

     At December 31, 2010, we had 3,907,804 options outstanding and 3,305,267 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $7,008,686 and $5,549,644, respectively. At December 31, 2009, we had 2,341,177 options outstanding and 1,937,308 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $654,237 and $499,656, respectively.
     The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009, was $2,209,000 and $8,000, respectively.
     Summarized information about stock options outstanding at December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.11 — $1.99	1,709,358	5.90	$1.53	1,408,280	$1.53
$2.00 — $3.49	1,200,648	5.96	$2.60	904,389	$2.77
$3.50 — $4.99	2,738,262	4.71	$4.43	2,723,063	$4.43
$5.00 — $5.99	515,927	2.75	$5.09	515,927	$5.09
$6.00 — $8.99	620,816	3.06	$6.53	620,816	$6.53
$9.00 — $13.00	861,881	2.94	$10.68	861,881	$10.68

	7,646,892	5.04	$4.42	7,034,356	$4.64

     There were 8,620,793 and 7,613,724 exercisable options at December 31, 2009 and 2008, respectively.
Reserved Common Stock
     At December 31, 2010, we held no shares of common stock in reserve for potential future grants in lieu of cash compensation to employees.
Common Stock Issued in Lieu of Cash
     For the year ended December 31, 2008, we paid certain employee sales commissions and other incentive bonuses in Company stock in lieu of cash under a program established for this purpose in 2003. During 2008 we issued 619,672 shares of common stock under this program at a weighted average fair value of $2.74 per share. We valued this stock at the fair value on the date of issuance. For the years ended December 31, 2010 and 2009, there were no unrestricted shares of common stock issued under the program. For 2008 common stock issued to employees for compensation in lieu of cash was $1,697,000.
5. Supplemental Cash Flow Information
     Supplemental information relating to interest, taxes, and noncash activities:

	Year Ended December 31,
	2010	2009	2008
Cash interest paid	$22,000	$21,000	$—

Income tax payments	$262,000	$196,000	$53,000

Payables related to purchases of capitalized assets	$17,000	$89,000	$51,000

Assets sold to customers as part of their subscription service	$9,000	$2,000	$16,000

Issuance of promissory note for software license service agreement	$—	$390,000	$—

Stock issued in lieu of accrued expenses (see Note 4)	$—	$—	$516,000

Accrued expenses relating to private placement common stock	$—	$—	$20,000

6. Receivables, net

	December 31,
	2010	2009
Receivables	$1,376,000	$786,000
Allowance for returns and doubtful accounts	(32,000)	(26,000)
Note receivable	476,000	484,000
Allowance for note receivable	(476,000)	(484,000)

Receivables, net	$1,344,000	$760,000

     The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectable based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.
     The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540,000. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at December 31, 2010.
7. Prepaid and other current assets

	December 31,
	2010	2009
Inventory	$—	$8,000
Deferred cost of sales charges	—	97,000
Prepaid insurance, maintenance, software licenses and other	1,046,000	1,029,000

Tax-related	69,000	1,000

Prepaid and other current assets	$1,115,000	$1,135,000

     Inventory and deferred cost of sales assets in 2009 related to our discontinued e-Prescribing operations (see Note 3).
8. Property and Equipment

	December 31,
	2010	2009
Computer and office equipment and software	$24,173,000	$23,711,000
Leasehold improvements	4,899,000	4,876,000
Furniture and fixtures	1,366,000	1,220,000

	30,438,000	29,807,000
Less accumulated depreciation and amortization	(28,229,000)	(27,670,000)

	$2,209,000	$2,137,000

     Our continuing operations includes depreciation and amortization expense related to property and equipment of $1,281,000, $1,017,000, and $897,000 in 2010, 2009, and 2008, respectfully.
9. Goodwill
     At December 31, 2010 and 2009, we had goodwill totaling $2,161,000. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There were no impairment indicators to the goodwill recorded as of December 31, 2010.
10. Accrued Expenses

	December 31,
	2010	2009
Employee compensation and benefits	$818,000	$1,496,000
Professional fees	492,000	414,000
Taxes	641,000	768,000
Other	331,000	446,000

Total accrued expenses	$2,282,000	$3,124,000

11. Fair Value Measurements
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
12. Notes Payable
License Subscription Note Payable
     We entered into a financing agreement with CIT Financial in May 2009 to fund the purchase of computer software licenses. The note was for $390,000 and was non-interest bearing (imputed interest at 8.6%) and is payable in 36 equal monthly installments of $12,000 per month with the final payment scheduled for April 2012. The remaining note payable at December 31, 2010, was $186,000; of which $137,000 was current and $49,000 was non-current. We did not have any debt activity during 2008.
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
     The transaction resulted in our issuing 9,930,000 shares of common stock and 5,958,000 warrants to purchase our common stock. The warrants have a 66-month term and any unexercised options will expire October 2011. The exercise price of the warrants is $1.54 per share. The warrants contain anti-dilution protection for stock splits and similar events, but do not contain any price-based anti-dilution adjustments. If any of the 5,958,000 warrants issued to investors in this transaction are exercised at any time, the underwriters will receive additional transaction fees totaling 1% of the proceeds received from the warrant exercise. During 2010, 1,915,000 warrants were exercised, generating cash proceeds of approximately $2,949,000 and fees payable to the underwriters of approximately $29,000. During 2009, 65,190 warrants were exercised, generating cash proceeds of approximately $100,000 and fees payable to the underwriters of approximately $1,000. There were no warrants exercised in 2008.
     The potential future payments to the transaction underwriters were considered a contingent liability and recorded as an accrued expense. This contingent liability is revalued each quarter with the change in valuation recorded as a gain or loss in the statement of operations. The total liability recorded is $36,000 and $60,000 at December 31, 2010 and 2009, respectively, and is included in accrued expenses.
     The stock purchase agreement required us to register the common stock issued and the common stock issuable upon exercise of the warrants. We filed a registration statement with the Securities and Exchange Commission (“SEC”) and the SEC declared the registration statement effective in May 2006. The registration statement remained effective as of March 10, 2011.

14. Equity Financing Arrangements and Related Warrants
Warrants Summary
     Below is a summary of warrant activity during 2010:

	December 31,				December 31,
	2009				2010
	Warrants	Warrants	Warrants	Warrants	Warrants	Exercise	Warrant
Warrant Grants:	Outstanding	Issued	Expired	Exercised	Outstanding	Price	Expiration
2006 private placement of common stock (See Note 13)	4,347,810	—	—	(1,915,000)	2,432,810	$1.54	Oct 2011
2005 private placement of common stock	3,231,974	—	(3,231,974)	—	—	3.04	Aug 2010
2005 private placement broker warrants	108,964	—	(108,964)	—	—	3.04	Aug 2010
2005 private placement agent warrants	178,111	—	(178,111)	—	—	3.04	Aug 2010
2002 private placement of equity securities	916,667	—	(916,667)	—	—	57.60	May 2010
Promissory note payable	145,853	—	—	—	145,853	4.48	Jan 2012

Total	8,929,379	—	(4,435,716)	(1,915,000)	2,578,663

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
     All of the 3,231,974 warrants originally included in the private placement had a five-year term and were exercisable at any time following the six-month anniversary of the closing of the Purchase Agreement. The exercise price of the warrants was $3.04 per share. The warrants contained anti-dilution protection for stock splits and similar events, but did not contain any price-based anti-dilution adjustments. No warrants were exercised for the twelve months ended December 31, 2010, 2009 or 2008. The remainder of the warrants issued pursuant to this financing expired in August 2010.
     As part of their compensation for advising us during the transaction, the placement agent for the private placement received 178,111 five-year warrants at a purchase price of $3.04 per share, identical to those issued to the Purchasers. Because the Investors from a 2004 Private Placement of Convertible Notes Payable also participated in the private placement under their right of first refusal, the debt broker was issued 108,964 five-year warrants at a purchase price of $3.04 per share, identical to those issued to the Purchasers. None of these warrants were exercised and all were expired in August 2010.
     The total warrants of 3,753,349 issued in connection with the 2005 private placement were valued at $7,938,000 using the BSOPM and were assigned a value of $5,202,000 based on their relative fair value with the common shares issued in the private placement, which was included in additional paid-in-capital.
2002 Private Placement of Equity Securities
     In 2000, through a private placement, we received cash of $44,000,000 in exchange of 916,667 shares of common stock, ten-year warrants to purchase 916,667 shares of our common stock at $57.60 per share and four-year warrants to purchase 1,222,223 shares of our common stock at $12.00 per share. In May 2010, 916,667 of the ten-year warrants were expired and all four-year warrants had been exercised.
15. Earnings Per Share and Potential Dilution
     Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Year Ended December 31,
	2010	2009	2008
Basic weighted average shares	64,401,384	63,422,088	62,981,958
Effect of dilutive securities:
Employee and director stock options	913,670	211,185	771,042
Warrants	1,426,627	417,478	2,103,382

Potential dilutive common shares	66,741,681	64,050,751	65,856,382

     For the years ended December 31, 2010, 2009 and 2008, weighted average shares related to certain stock options of 6,648,077, 8,518,982 and 6,971,635 respectively, were excluded from the calculation of diluted earnings per share because the stock options were anti-dilutive. Anti-dilutive warrants of 2,134,544, 7,677,196, and 5,008,501 for the years ended December 31, 2010, 2009 and 2008, respectively, were also excluded from the calculation.
16. Significant Customers
     In 2010, 2009 and 2008, no single customer accounted for 10% or more of our revenues.
17. Commitments and Contingencies
Leases and Debt
     We lease office facilities under non-cancelable operating lease agreements. Our continuing operations includes rent expense for these operating leases of $1,288,000, $1,334,000, and $1,247,000 in 2010, 2009, and 2008, respectively.
     A summary of our fixed contractual obligations and commitments at December 31, 2010, is as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$1,290,000	$958,000	$887,000	$665,000	$—	$—	$3,800,000
License subscription note payable	137,000	49,000	—	—	—	—	186,000

Total cash obligations	1,427,000	1,007,000	887,000	665,000	—	—	3,986,000
Interest on obligations	11,000	1,000	—	—	—	—	12,000

Total	$1,438,000	$1,008,000	$887,000	$665,000	$—	$—	$3,998,000

Claims and Proceedings
     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial statements.
18. Income Taxes
     Components of the income taxes are as follows:

	2010	2009	2008
Current:
U.S	$(99,000)	$(95,000)	$(111,000)
State	33,000	(20,000)	22,000
Foreign	126,000	179,000	139,000
Deferred

	2010	2009	2008
Federal	(35,300,000)	—	—
State	—	—	(48,000)
Foreign	9,000	3,000	40,000

Income tax (benefit) expense	(35,231,000)	67,000	42,000
Discontinued operations	269,000	—	—

Continuing operations	$(35,500,000)	$67,000	$42,000

A reconciliation of the expected U.S. tax (benefit) expense to income taxes is as follows:

	2010	2009	2008
Expected tax expense (benefit) at U.S. statutory rate	$1,988,000	$(1,527,000)	$(1,902,000)
Decrease in valuations allowance- Operations	(2,574,000)	—	—
Decrease in valuations allowance- Other	(35,300,000)	—	—
Unbenefited U.S. losses, net	—	1,546,000	1,945,000
Nondeductible expense and nontaxable income	141,000	(19,000)	(43,000)
Refundable U.S. research credits	(50,000)	(95,000)	(111,000)
State income taxes	(80,000)	(20,000)	(26,000)
Foreign income taxes	134,000	182,000	179,000
Other	510,000	—	—

Income tax (benefit) expense	(35,231,000)	67,000	42,000
Discontinued operations	269,000	—	—

Continuing operations	$(35,500,000)	$67,000	$42,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred income taxes as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Nondeductible reserves	$176,000	$193,000
U.S. net operating loss carryforwards	97,308,000	98,206,000
State net operating loss carryforwards	128,000	144,000
Tax credit carryforwards	5,343,000	5,494,000
Stock-based compensation	4,049,000	4,364,000
Intangible assets	2,335,000	2,848,000
Depreciable assets	1,184,000	1,438,000
Unrecognized gain on derivatives	13,000	21,000
Other assets	527,000	571,000

Total deferred tax assets	111,063,000	113,279,000
Deferred tax liabilities:
Prepaid expenses	(351,000)	—

Total deferred tax assets	110,712,000	113,279,000

Less valuation allowance	(75,352,000)	(113,210,000)

Net deferred income taxes	$35,360,000	$69,000

     The Company has partially reserved its U.S. net deferred tax assets in 2010 and 2009 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of approximately $286,201,000 which begin to expire in 2019. The Company’s state net operating loss carryforwards, approximately $71,678,000 of which was converted to a tax credit totaling $3,226,000, will expire in 2027. At December 31, 2010, the remaining balance of these tax credits was $3,008,000. The Company also has tax credit carryforwards of approximately $3,152,000 consisting of business tax credits which began to expire in 2010 and alternative minimum tax credits which do not expire.
     In 2010, the Company achieved positive earnings and successfully discontinued operations of its e-Prescribing segment. Based on the weight of available objective evidence, including the Company’s history of positive earnings from continuing operations and successful exit from e-Prescribing, management believes that it is more likely than not that a portion of the deferred tax asset will be realized. Accordingly, the Company reduced its valuation allowance by $35,300,000 in 2010. The benefit from the reduction was recorded as a tax benefit in accordance with accounting standards for income taxes.
     We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company’s ability to fully utilize its existing net operating loss carryforwards against any future taxable income.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of December 31, 2010, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $461,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
     A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts during 2010 follows:

Unrecognized
Tax Benefits
Balance at December 31, 2008	$377,000
Change in beginning balance due to currency fluctuation	63,000
Additions based on tax positions related to current year	—
Decreases based on tax positions related to current year	—
Additions based on tax positions related to prior years	—
Decreases based on tax positions related to prior years	—
Additions based on tax positions related to settlements	—
Decreases related to lapse of statute of limitations	—

Balance at December 31, 2009	440,000
Change in beginning balance due to currency fluctuation	21,000
Additions based on tax positions related to current year	—
Decreases based on tax positions related to current year	—
Additions based on tax positions related to prior years	—
Decreases based on tax positions related to prior years	—
Additions based on tax positions related to settlements	—
Decreases related to lapse of statute of limitations	—

Balance at December 31, 2010	$461,000

     We record accrued interest and penalties related to unrecognized tax benefits in selling, general and administrative expense. There was an insignificant amount of interest expense and penalties accrued or recognized related to unrecognized tax benefits for the years ended December 31, 2010 and 2009.
     The Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2010, or during the prior three years. We have determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to a three-year statute of limitations by major tax jurisdictions.
19. Employee Benefit Plan
     401(k) Plan — We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of our U.S. employees. Under the plan, contributions are voluntarily made by employees, and we may provide contributions based on the employees’ contributions. Our operating income in 2010 includes $210,000 for net contributions from continuing operations to this plan. The decline in our 2010 contribution compared to 2009 is the result of headcount reductions. Our operating losses include $245,000, and $243,000, in 2009 and 2008, respectively, for net contributions from continuing operations to this plan.
20. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Revenues	$7,479,000	$8,194,000	$8,548,000	$8,845,000
Gross margin	5,977,000	6,624,000	6,886,000	7,111,000
Income from continuing operations	524,000	1,379,000	1,671,000	37,146,000
Basic income from continuing operations per common share*	0.01	0.02	0.03	0.57
Diluted income from continuing operations per common share*	0.01	0.02	0.03	0.54
Income from discontinued operations	188,000	122,000	97,000	86,000
Basic income from discontinued operations per common share*	0.00	0.00	0.00	0.00
Diluted income from discontinued per common share*	0.00	0.00	0.00	0.00
Net income	712,000	1,501,000	1,768,000	37,232,000
Basic net income per common share*	0.01	0.02	0.03	0.57
Diluted net income per common share*	0.01	0.02	0.03	0.54
2009
Revenues	$6,242,000	$6,379,000	$6,685,000	$7,101,000
Gross margin	5,229,000	5,291,000	5,506,000	5,805,000
Income from continuing operations	747,000	112,000	723,000	829,000
Basic income from continuing operations per common share*	0.01	0.00	0.01	0.01
Diluted income from continuing operations per common share*	0.01	0.00	0.01	0.01
Loss from discontinued operations	(2,289,000)	(2,037,000)	(1,380,000)	(1,140,000)
Basic loss from discontinued operations per common share*	(0.03)	(0.03)	(0.02)	(0.01)
Diluted loss from discontinued operations per common share*	(0.03)	(0.03)	(0.02)	(0.01)
Net loss	(1,542,000)	(1,925,000)	(657,000)	(311,000)
Basic net loss per common share*	(0.02)	(0.03)	(0.01)	(0.00)
Diluted net loss per common share*	(0.02)	(0.03)	(0.01)	(0.00)

*	Net loss per share is calculated independently for each quarter. The sum of Net loss per share for each quarter does not equal the total Net loss per share for the year due to rounding differences.
21. Subsequent Events
     On March 7, 2011, the Company announced that its board of directors approved a share repurchase program that enables the Company to purchase up to $15 million of its shares of common stock from time to time in the open market. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The share purchases will be funded from existing cash resources and may be suspended or discontinued at any time, however, the share repurchase program will expire on September 30, 2011.