Form 10-Q
period 2011-03-31
ZIX CORP
filed 2011-05-06
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2011

Common Stock, par value $0.01 per share	66,392,948

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,763,000	$24,619,000
Commercial paper	2,290,000	—
Receivables, net	760,000	1,344,000
Prepaid and other current assets	1,270,000	1,115,000
Deferred tax assets	726,000	1,056,000

Total current assets	26,809,000	28,134,000
Property and equipment, net	2,125,000	2,209,000
Goodwill	2,161,000	2,161,000
Deferred tax assets	34,631,000	34,304,000
Other assets	11,000	44,000

Total assets	$65,737,000	$66,852,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$600,000	$562,000
Accrued expenses	2,084,000	2,282,000
Deferred revenue	15,793,000	15,331,000
License subscription note payable	140,000	137,000

Total current liabilities	18,617,000	18,312,000
Long-term liabilities:
Deferred revenue	1,291,000	1,439,000
License subscription note payable	12,000	49,000
Deferred rent	150,000	165,000

Total long-term liabilities	1,453,000	1,653,000

Total liabilities	20,070,000	19,965,000
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 69,931,719 issued and 66,236,238 outstanding in 2011 and 69,505,919 issued and 67,178,738 outstanding in 2010	699,000	695,000
Additional paid-in capital	346,358,000	344,981,000
Treasury stock, at cost; 3,695,481 common shares in 2011 and 2,327,181 common shares in 2010	(16,507,000)	(11,507,000)
Accumulated deficit	(284,883,000)	(287,282,000)

Total stockholders’ equity	45,667,000	46,887,000

Total liabilities and stockholders’ equity	$65,737,000	$66,852,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$9,271,000	$7,479,000
Cost of revenues	1,817,000	1,502,000

Gross profit	7,454,000	5,977,000
Operating expenses:
Research and development	1,313,000	1,308,000
Selling, general and administrative	3,760,000	4,228,000

Total operating expenses	5,073,000	5,536,000

Operating income	2,381,000	441,000
Other income, net	42,000	29,000

Income from continuing operations before income taxes	2,423,000	470,000
Income tax (expense) benefit	(24,000)	54,000

Income from continuing operations	$2,399,000	$524,000

Income from discontinued operations before income taxes	—	290,000
Income tax expense	—	(102,000)

Income from discontinued operations	$—	$188,000

Net Income	$2,399,000	$712,000

Basic income per common share:
Income from continuing operations	$0.04	$0.01
Income from discontinued operations	—	0.00

Net Income	$0.04	$0.01

Diluted income per common share:
Income from continuing operations	$0.03	$0.01
Income from discontinued operations	—	0.00

Net Income	$0.03	$0.01

Basic weighted average common shares outstanding	67,182,916	63,790,368

Diluted weighted average common shares outstanding	70,006,906	65,511,791

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2010	69,505,919	$695,000	$344,981,000	$(11,507,000)	$(287,282,000)	$46,887,000
Issuance of common stock upon exercise of stock options	410,800	4,000	1,235,000	—	—	1,239,000
Issuance of common stock upon exercise of warrants	15,000	—	23,000	—	—	23,000
Employee stock-based compensation costs	—	—	108,000	—	—	108,000
Non-employee stock-based compensation costs	—	—	11,000	—	—	11,000
Repurchase of common stock	—	—	—	(5,000,000)	—	(5,000,000)
Net income	—	—	—	—	2,399,000	2,399,000

Balance, March 31, 2011	69,931,719	$699,000	$346,358,000	$(16,507,000)	$(284,883,000)	$45,667,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$2,399,000	$712,000
Non-cash items in net income:
Depreciation and amortization	331,000	344,000
Employee stock-based compensation costs	108,000	499,000
Non-employee stock-based compensation costs	11,000	10,000
Changes in deferred taxes	5,000	5,000
Changes in operating assets and liabilities:
Receivables	584,000	104,000
Prepaid and other current assets	(124,000)	193,000
Accounts payable	(1,000)	(73,000)
Deferred revenue	314,000	1,653,000
Accrued and other liabilities	(213,000)	(832,000)

Net cash provided by operating activities	3,414,000	2,615,000
Investing activities:
Purchases of property and equipment	(208,000)	(379,000)
Purchase of commercial paper	(2,290,000)	—

Net cash used in investing activities	(2,498,000)	(379,000)
Financing activities:
Proceeds from exercise of stock options	1,239,000	249,000
Proceeds from exercise of warrants	23,000	—
Payment of license subscription note payable	(34,000)	(31,000)
Purchase of treasury shares	(5,000,000)	—

Net cash (used in) provided by financing activities	(3,772,000)	218,000

(Decrease) increase in cash and cash equivalents	(2,856,000)	2,454,000
Cash and cash equivalents, beginning of period	24,619,000	13,287,000

Cash and cash equivalents, end of period	$21,763,000	$15,741,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.
2. Recent Accounting Standards and Pronouncements
Revenue Recognition
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition that became effective January 1, 2011. Under the new guidance tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance; such software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when Vendor Specific Objective Evidence (“VSOE”) or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This new guidance did not have a material impact on our condensed consolidated financial statements.
3. Discontinued Operations
     On December 31, 2010, we discontinued our e-Prescribing business. For information relating to discontinued operations, see the Company’s 2010 Annual Report on Form 10-K.
4. Stock Options and Stock-based Employee Compensation
     As of March 31, 2011, there were 7,141,002 options outstanding and 1,753,505 available for grant. Of those options available for grant, 1,506,981 options were available for grant to employees and 246,524 were available for grant to the Company’s directors. For the three-month period ended March 31, 2011, the total stock-based employee compensation expense was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$12,000	$37,000
Research and development	13,000	43,000
Selling, general and administrative	83,000	357,000
Discontinued Operations	—	62,000

Stock-based compensation expense	$108,000	$499,000

     There were 410,800 stock options exercised for the three-month period ended March 31, 2011, and 169,636 options exercised during the comparable period in 2010. The excess tax deficiency recorded in the three-month period ended March 31, 2011 and 2010 related to these option exercises was $11,000 and $13,000, respectively. Deferred tax assets totaling $35,000 and $160,000, resulting from stock-based compensation expense relating to the Company’s U.S. operations, were recorded for the three-month periods ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $545,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.98 years.

Stock Option Activity
The following is a summary of all stock option transactions during the three months ended March 31, 2011:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at December 31, 2010	7,646,892	$4.42
Granted at market price	—	—
Cancelled or expired	(95,090)	$7.27
Exercised	(410,800)	$3.02

Outstanding at March 31, 2011	7,141,002	$4.46	4.78	$4,627,000

Options exercisable at March 31, 2011	6,637,149	$4.66	4.49	$3,689,000

     For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
5. Supplemental Cash Flow Information
     Supplemental cash flow information relating to taxes and non-cash activities:

	Three Months Ended March 31,
	2011	2010
Cash paid for interest	$4,000	$6,000
Cash income tax payments	$59,000	$64,000
Non-cash investing and financing activities:
Payables related to purchases of fixed assets	$38,000	$2,000
6. Receivables, net

	March 31,	December 31,
	2011	2010
Receivables	$784,000	$1,376,000
Allowance for returns and doubtful accounts	(24,000)	(32,000)
Note receivable	472,000	476,000
Allowance for note receivable	(472,000)	(476,000)

Receivables, net	$760,000	$1,344,000

     The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectible based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.
     The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540,000. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2011.
7. Earnings Per Share and Potential Dilution
     Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, are as follows:

	March 31,
	2011	2010
Basic weighted average shares	67,182,916	63,790,368
Effect of dilutive securities:
Employee and director stock options	1,323,280	623,917
Warrants	1,500,710	1,097,506

Potential dilutive common shares	70,006,906	65,511,791

     During the three months ended March 31, 2011, weighted average shares related to 3,713,714 stock options and 145,853 warrants were excluded from the calculation of diluted earnings per share because the exercise price of the stock options and warrants were in excess of the market price and such stock options and warrants are therefore anti-dilutive. During the three months ended March 31, 2010, weighted average shares related to 7,389,779 stock options and 4,581,569 warrants were excluded from the calculation of diluted earnings per share because the stock options and warrants were anti-dilutive.
8. Commitments and contingencies
     A summary of our fixed contractual obligations and commitments at March 31, 2011, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$4,174,000	$1,303,000	$2,100,000	$771,000
License subscription note payable	152,000	140,000	12,000	—

Total cash obligations	4,326,000	1,443,000	2,112,000	771,000
Interest on obligations	8,000	8,000	—	—

Total	$4,334,000	$1,451,000	$2,112,000	$771,000

     We have not entered into any material, non-cancelable purchase commitments at March 31, 2011.
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
     For certain of the Company’s financial instruments, including cash and cash equivalents, commercial paper, trade receivables, and accounts payable, the fair values approximate carrying values due to the short-term maturities of these instruments. The carrying values of other current assets and accrued expenses are also not recorded at fair value, but approximate fair values primarily due to their short-term nature.
10. Commercial Paper
     The investment in Commercial paper is classified as a held-to-maturity debt security as the Company has the positive intent and ability to hold this investment until maturity. This short term investment was purchased on February 18, 2011, and matures on October 25, 2011. At maturity, the commercial paper will pay interest of approximately $10,000. The carrying value of this security approximates fair market value due to the short-term maturity of the investment.
11. Common Stock Repurchase Program
     On March 7, 2011, the Company announced that its Board of Directors approved a share repurchase program that authorized the Company to purchase up to $15,000,000 of its shares of common stock from time to time in the open market. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The share purchases will be funded from existing cash resources and may be suspended or discontinued at any time. The share repurchase program will expire on September 30, 2011. During the first quarter of 2011, the Company repurchased 1,368,300 shares at an aggregate cost of $5,000,000.

12. Income Taxes
     At the end of 2010, the Company recorded a $35,300,000 tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first quarter 2011 actual earnings, the Company believes its future taxable earnings estimate to be established at the end of 2011 will exceed the estimate used at the end of 2010. For this reason, the Company offset its first quarter 2011 deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating any deferred tax provision from the Company’s first quarter 2011 financial statements. The Company expects to follow this same methodology in the second and third quarters of 2011 and will reevaluate the need for its valuation allowance at December 31, 2011 following the same assessment that was performed at December 31, 2010.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS
     Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We are a leader in providing secure, Internet-based applications in a Software as a Service (“SaaS”) model. ZixCorp® Email Encryption Service enables the use of secure email for sensitive information exchange primarily in the healthcare, financial services, insurance and government sectors. More than 1,200 hospitals and over 1,500 financial institutions, including some of the most influential companies and government organizations, use our Email Encryption Service. Wellpoint, Humana, and the Securities and Exchange Commission (“SEC”) are among these notable customers. Our Email Encryption Service is enhanced by ZixDirectory®, which includes approximately 26 million members. ZixDirectory allows for emails to be sent seamlessly whenever possible, across the largest email encryption community in the world.
     The business operations and service offerings are supported by the ZixData Center™, a network operations center dedicated to secure electronic transaction processing. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrustSM certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SAS70 Type II report on the effectiveness of operational controls used over the audit period. The center is staffed 24 hours a day with a proven 99.99% reliability. We enable email communications to be sent in a trusted, safe, and secure manner. This is our core competency and we believe it is a competitive advantage.
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
     We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations
First Quarter 2011 Summary of Operations
Financial
•	Revenue for the quarter ended March 31, 2011, was $9,271,000 compared with $7,479,000 for the same period in 2010, representing a 24% increase.

•	Gross profit for the quarter ended March 31, 2011, was $7,454,000 or 80% of revenues compared with $5,977,000 or 80% of revenues for the comparable period in 2010.

•	Net income for the quarter ended March 31, 2011, was $2,399,000 compared with net income of $712,000 in the comparable period in 2010.

•	Ending cash, cash equivalents and commercial paper were $24,053,000 on March 31, 2011, compared with $24,619,000 on December 31, 2010.
Operations
•	For the Email Encryption service, new first year orders (“NFYOs”) for the quarter ended March 31, 2011, were $1,492,000. As of March 31, 2011, backlog was $49,652,000.
Revenues
     Email Encryption is a subscription-based service. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended		3-month Variance
	March 31,		2011 vs. 2010
	2011	2010	$ %
Email Encryption revenues	$9,271,000	$7,479,000	1,792,000	24%
     The increase in Email Encryption revenue was due to the growth inherent in a successful subscription model with steady additions to the subscriber base coupled with a high rate of existing customer renewals.
     Revenue Indicators — Backlog, Orders and Deployments
     Backlog — Our end-user order backlog is comprised of contractually bound agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     As of March 31, 2011, total backlog was $49,652,000 and we expect approximately 55% of the total backlog to be recognized as revenue during the next twelve months. As of March 31, 2011, the backlog was comprised of the following elements: $17,084,000 of deferred revenue that has been billed and paid, $4,828,000 billed but unpaid, and approximately $27,740,000 of unbilled contracts.
     Email Encryption Orders — Total orders for Email Encryption were $8,973,000 and $9,245,000 for the three-month periods ended March 31, 2011 and 2010, respectively. Total orders include customer orders that management separates into three components for measurement purposes: contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $1,492,000 and $2,214,000 for the three months ended March 31, 2011 and 2010, respectively. We believe the decrease is the result of several factors that may have caused push out of some large orders and disrupted the timing of smaller and medium sized orders. Two large evaluations with Japanese prospects were put on hold coincident with the natural disaster experienced in that country in early March 2011. In the U.S., our Corporate Sales group faced delays in order execution resulting from the absence of a congressionally approved Federal budget for fiscal 2011 and by several other factors including extreme weather in the northeast and a reorganization of the sales team in the first quarter. We believe that none of these factors will be long lasting or recurring issues for our business.

Cost of Revenues
     The following table sets forth a quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended		3-month Variance
	March 31,		2011 vs. 2010
	2011	2010	$ %
Cost of revenues	$1,817,000	$1,502,000	$315,000	21%
     Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. A significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. The primary contributor to the year over year increase in Cost of revenues was an increase in the allocation of fixed costs relating to the data center and various fixed occupancy charges including facilities and telecommunications. These fixed costs had previously been absorbed by the Company’s e-Prescribing business that was discontinued at the end of 2010. The Company’s sole remaining product line, Email Encryption, began absorbing higher allocated costs during 2010 as we were winding down the Company’s e-Prescribing business. For the first quarter of 2011 the allocated costs absorbed by Email Encryption increased approximately $250,000 compared to the first quarter of 2010. The remaining year over year increase of approximately $65,000 resulted primarily from increases in average headcount and salaries. Additional details surrounding the exit of the e-Prescribing business may be found in the Company’s 2010 Annual Report on Form 10-K.
Research and Development Expenses
     The following table sets forth a quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended		3-month Variance
	March 31,		2011 vs. 2010
	2011	2010	$	%
Research and development expenses	$1,313,000	$1,308,000	$5,000	—
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other non-people costs associated with enhancing our existing products and services and developing new products and services. For the quarter ended March 31, 2011, research and development expenses remained relatively flat compared to the same period last year.
Selling, General and Administrative Expenses
     The following table sets forth a quarter-over-quarter comparison of our selling, general and administrative expenses:

	Three Months Ended		3-month Variance
	March 31,		2011 vs. 2010
	2011	2010	$ %
Selling, general and administrative expenses	$3,760,000	$4,228,000	$(468,000)	(11%)
     Selling, general and administrative expenses consist primarily of salary, stock-based compensation and benefit costs for marketing, sales, executive and administrative personnel as well as costs associated with advertising, promotions, professional services and general corporate activities. The year over year decrease of $468,000 resulted primarily from; (i) lower sales commission expense of approximately $280,000 resulting from lower NFYOs, (ii) a further decrease in sales commission expense resulting from an increase in deferred commissions of approximately $114,000 and (iii) a net decrease in stock-based compensation expense of approximately $200,000. These expense decreases were partially offset by increases in Professional fees of approximately $100,000 resulting from increased broker fees of approximately $40,000 associated with our share repurchase program, sales consulting fees of approximately $40,000 and other net increases.
Interest Expense
     Interest expense was $4,000 and $7,000 for the quarters ended March 31, 2011 and 2010, respectively, consisting of interest related to a license subscription promissory note payable.
Investment and Other Income
     Investment and other income was $46,000 and $36,000 for the quarters ended March 31, 2011 and 2010, respectively. Other income consists of interest and other income items earned in the normal course of business.

Provision for Income Taxes
     The provision for income taxes was $24,000 and $48,000 for the three-month periods ended March 31, 2011 and 2010, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $74,246,000 reserve because of the uncertainty of future taxable income levels sufficient to utilize the net operating losses. Our 2011 provision of $24,000 consists of a benefit from refundable tax credits on our U.S. operations totaling $8,000, and taxes related to our Canadian operations totaling $19,000; and $13,000 in state taxes based on gross revenues. The 2010 provision consisted of $16,000 in taxes on our U.S. operations, $30,000 in taxes on our Canadian operations, and a small amount of state taxes based on gross revenues.
     There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended March 31, 2011. We are currently subject to a three-year statute of limitations by major tax jurisdictions.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004 for its Canada operation, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of March 31, 2011, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $474,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
     At March 31, 2011, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $35,348,000, of its U.S. net deferred tax assets related to $48,000 in state tax credit carryforwards because such credits will be used to offset a revenue-based state franchise tax and are therefore not contingent on the Company’s reporting taxable income in a future period, and $35,300,000 in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration.
     At the end of 2010, the Company recorded a $35,300,000 tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first quarter 2011 actual earnings, the Company believes its future taxable earnings estimate to be established at the end of 2011 will exceed the estimate used at the end of 2010. For this reason, the Company offset its first quarter 2011 deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating any deferred tax provision from the Company’s first quarter 2011 financial statements. The Company expects to follow this same methodology in the second and third quarters of 2011 and will reevaluate the need for its valuation allowance at December 31, 2011 following the same assessment methodology that was performed at December 31, 2010. Adjusting our valuation allowance could have a significant impact on operating results in the period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.
     We have determined that utilization of existing net operating losses against future taxable income is not subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.
     As indicated earlier, the operating losses incurred by our U.S. operations and the resulting net operating losses for U.S. Federal tax purposes are subject to a partial reserve. Significant judgment is required in determining any reserve recorded against the deferred tax asset. In assessing the need for a reserve, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies.
Net Income
     The net income for the first quarter of 2011 of $2,399,000 is an improvement of $1,687,000 compared to the Net income of $712,000 for the same period last year. The improvement in Net income resulted from higher Gross profit, due to increased revenue, combined with flat R&D and lower SG&A expenses, as discussed above.

Liquidity and Capital Resources
Overview
     Based on our performance over the last four quarters and current expectations, we believe our cash, cash equivalents, commercial paper and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At March 31, 2011, our cash, cash equivalents, and commercial paper totaled $24.1 million and our debt was $152,000. Our debt consists of a note related to a three-year subscription for Microsoft licenses that is paid on a monthly basis at approximately $12,000 per month.
     Revenue growth is expected at approximately 15 to 20% for the full year 2011 compared to 2010. For the three month period ended March 31, 2011, we achieved our fifth consecutive quarter of profitability.
     Cash, cash equivalents, and commercial paper at March 31, 2011, were $24,053,000, a decrease of $566,000 from the December 31, 2010, balance. This decrease was primarily driven by the repurchase of $5,000,000 of our common stock under a repurchase program approved by our Board of Directors in March 2011. This decrease in cash was partially offset by cash generated from the exercise of stock options, cash collections from customers, and relatively flat accounts payable and accrued expenses.
     We expect to repurchase an additional $10,000,000 of our common stock under the current approved program expiring September 30, 2011. However, this program may be suspended or discontinued at any time. We believe a significant portion of all other spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.
Sources and Uses of Cash Summary

	Three Months Ended March 31,
	2011	2010
Net cash provided by operations	$3,414,000	$2,615,000
Net cash used in investing activities	$(2,498,000)	$(379,000)
Net cash (used in) provided by financing activities	$(3,772,000)	$218,000
     Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.
     Related to our investing activities in the first quarter of 2011, we utilized $2,290,000 to purchase commercial paper and $208,000 to purchase equipment, primarily computer and networking equipment. In first quarter 2010, equipment purchases were $379,000.
     Cash used in financing activities in the first quarter of 2011 included the $5,000,000 repurchase of common stock mentioned above and $34,000 to fund a small promissory note associated with computer operating system licenses. These usages were partially offset by $1,262,000 received from the exercise of stock options and warrants. In the first quarter of 2010, the exercise of stock options resulted in $249,000 in cash, which was partially offset by $31,000 used to fund the above mentioned promissory note.
Options and Warrants of ZixCorp Common Stock
     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash inflow from additional warrant and option activity is not certain. The following table summarizes the warrants and options that were outstanding as of March 31, 2011. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested Shares
		Total Value of	(included in	Total Value of
Exercise Price Range	Outstanding Shares	Outstanding Shares	Outstanding shares)	Vested Shares
$1.11 - $1.99	3,981,124	$6,119,000	3,731,239	$5,725,000
$2.00 - $3.49	1,110,151	2,868,000	856,433	2,337,000
$3.50 - $4.99	2,662,355	11,809,000	2,662,105	11,808,000
$5.00 - $5.99	515,927	2,624,000	515,927	2,624,000
$6.00 - $8.99	620,816	4,052,000	620,816	4,052,000
$9.00 - $11.50	814,292	8,734,000	814,292	8,734,000

Total	9,704,665	$36,206,000	9,200,812	$35,280,000

Off-Balance Sheet Arrangements
     None.
Contractual Obligations, Contingent Liabilities and Commitments
     A summary of our fixed contractual obligations and commitments at March 31, 2011, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$4,174,000	$1,303,000	$2,100,000	$771,000
License subscription note payable	152,000	140,000	12,000	—

Total cash obligations	4,326,000	1,443,000	2,112,000	771,000
Interest on obligations	8,000	8,000	—	—

Total	$4,334,000	$1,451,000	$2,112,000	$771,000

     We have not entered into any material, non-cancelable purchase commitments at March 31, 2011.
     We have severance agreements with certain employees which would require the Company to pay approximately $1,554,000 if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Controls over Financial Reporting
     During the three months ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     See Note 8 to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.
ITEM 1A. Risk Factors
     See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer

Maximum Number (or Approximate
			Total Number of	Dollar Value) of Shares
			Shares Purchased as	(or Units) that May
			part of Publicly	Yet Be Purchased
	Total Number of Shares	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs[1]	Programs
March 1, 2011 to March 31, 2011	1,368,300	$3.65	1,368,300	—

Total	1,368,300	$3.65	1,368,300	$10,000,000

[1]	The shares were repurchased under the $15 million stock repurchase program announced March 7, 2011. No shares were purchased other than through publicly announced programs during the periods shown.

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

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Richard D. Spurr, Principal Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and PFO pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIX CORPORATION
Date: May 6, 2011	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Principal Accounting Officer