Form 10-Q
period 2011-06-30
ZIX CORP
filed 2011-08-02
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2011

Common Stock, par value $0.01 per share	64,094,116

INDEX

Page
Number
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	4
Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	17
Item 4. (Removed and Reserved)	17
Item 5. Other Information	17
Item 6. Exhibits	17
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,829,000	$24,619,000
Commercial Paper	2,290,000	—
Receivables, net	1,084,000	1,344,000
Prepaid and other current assets	1,462,000	1,115,000
Deferred tax assets	815,000	1,056,000

Total current assets	20,480,000	28,134,000
Property and equipment, net	2,296,000	2,209,000
Goodwill	2,161,000	2,161,000
Deferred tax assets	34,542,000	34,304,000
Other assets	—	44,000

Total assets	$59,479,000	$66,852,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$480,000	$562,000
Accrued expenses	2,127,000	2,282,000
Deferred revenue	16,102,000	15,331,000
License subscription note payable	118,000	137,000

Total current liabilities	18,827,000	18,312,000
Long-term liabilities:
Deferred revenue	952,000	1,439,000
License subscription note payable	—	49,000
Deferred rent	159,000	165,000

Total long-term liabilities	1,111,000	1,653,000

Total liabilities	19,938,000	19,965,000
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 70,611,320 issued and 63,998,539 outstanding at June 30, 2011 and 69,505,919 issued and 67,178,738 outstanding at December 31, 2010	706,000	695,000
Additional paid-in capital	347,520,000	344,981,000
Treasury stock, at cost; 6,612,781 common shares at June 30, 2011 and 2,327,181 common shares at December 31, 2010	(26,419,000)	(11,507,000)
Accumulated deficit	(282,266,000)	(287,282,000)

Total stockholders’ equity	39,541,000	46,887,000

Total liabilities and stockholders’ equity	$59,479,000	$66,852,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$9,431,000	$8,194,000	$18,702,000	$15,673,000
Cost of revenues	1,756,000	1,570,000	3,573,000	3,072,000

Gross margin	7,675,000	6,624,000	15,129,000	12,601,000
Operating expenses:
Research and development	1,292,000	1,248,000	2,605,000	2,556,000
Selling, general and administrative	3,796,000	3,988,000	7,556,000	8,216,000

Total operating expenses	5,088,000	5,236,000	10,161,000	10,772,000

Operating income	2,587,000	1,388,000	4,968,000	1,829,000
Other income, net	19,000	15,000	61,000	44,000

Income from continuing operations before income taxes	2,606,000	1,403,000	5,029,000	1,873,000
Income tax benefit (expense)	11,000	(24,000)	(13,000)	30,000

Income from continuing operations	2,617,000	1,379,000	5,016,000	1,903,000

Income from discontinued operations before income taxes	—	188,000	—	478,000
Income tax expense	—	(66,000)	—	(168,000)

Income from discontinued operations	—	122,000	—	310,000

Net Income	$2,617,000	$1,501,000	$5,016,000	$2,213,000

Basic income per common share:
Income from continuing operations	$0.04	$0.02	$0.08	$0.03

Income from discontinued operations	—	$0.00	—	$0.00

Net Income	$0.04	$0.02	$0.08	$0.03

Diluted income per common share:
Income from continuing operations	$0.04	$0.02	$0.07	$0.03

Income from discontinued operations	—	$0.00	—	$0.00

Net Income	$0.04	$0.02	$0.07	$0.03

Basic weighted average common shares outstanding	65,208,875	63,976,551	66,190,442	63,883,974

Diluted weighted average common shares outstanding	67,280,939	66,359,134	68,638,470	65,933,977

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2010	69,505,919	$695,000	$344,981,000	$(11,507,000)	$(287,282,000)	$46,887,000
Issuance of common stock upon exercise of stock options	635,591	6,000	1,604,000	—	—	1,610,000
Issuance of common stock upon exercise of warrants	469,810	5,000	719,000	—	—	724,000
Employee stock-based compensation costs	—	—	201,000	—	—	201,000
Non-employee stock-based compensation costs	—	—	15,000	—	—	15,000
Repurchase of common stock	—	—	—	(14,912,000)	—	(14,912,000)
Net income	—	—	—	—	5,016,000	5,016,000

Balance, June 30, 2011	70,611,320	$706,000	$347,520,000	$(26,419,000)	$(282,266,000)	$39,541,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$5,016,000	$2,213,000
Non-cash items in net income:
Depreciation and amortization	672,000	685,000
Employee stock-based compensation costs	201,000	976,000
Non-employee stock-based compensation costs	15,000	21,000
Changes in deferred taxes	3,000	7,000
Changes in operating assets and liabilities:
Receivables	260,000	196,000
Prepaid and other assets	(303,000)	353,000
Accounts payable	(86,000)	(222,000)
Deferred revenue	284,000	958,000
Accrued and other liabilities	(161,000)	(766,000)

Net cash provided by operating activities	5,901,000	4,421,000
Investing activities:
Purchases of property and equipment	(755,000)	(663,000)
Purchase of commercial paper	(2,290,000)	—
Sales of marketable securities	—	25,000

Net cash used in investing activities	(3,045,000)	(638,000)
Financing activities:
Proceeds from exercise of stock options	1,610,000	469,000
Proceeds from exercise of warrants	724,000	—
Payment of license subscription note payable	(68,000)	(62,000)
Purchase of treasury shares	(14,912,000)	—

Net cash (used in) provided by financing activities	(12,646,000)	407,000

(Decrease) increase in cash and cash equivalents	(9,790,000)	4,190,000
Cash and cash equivalents, beginning of period	24,619,000	13,287,000

Cash and cash equivalents, end of period	$14,829,000	$17,477,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods covered thereby. Management of the Company believes that all adjustments necessary for a fair presentation of such periods have been included and are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2011, are not necessarily indicative of the results to be expected for any future interim periods or for the full fiscal year.
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
4. Stock Options and Stock-based Employee Compensation
     As of June 30, 2011, there were 6,827,165 options outstanding and 1,433,834 available for grant. Of the options available for grant, 1,187,310 options were available for grant to employees and 246,524 were available for grant to the Company’s directors. For the three month and six month periods ended June 30, 2011, the total stock-based employee compensation expense was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2011	2011
Cost of revenues	$12,000	$24,000
Research and development	13,000	26,000
Selling, general and administrative	68,000	151,000

Stock-based compensation expense	$93,000	$201,000

     There were 224,791 and 635,591 stock options exercised for the three and six month periods ended June 30, 2011, respectively. There were 139,460 and 309,096 stock options exercised for the three and six month periods ended June 30, 2010, respectively. The excess tax benefit recorded in the three month period ended June 30, 2011, related to the 224,791 options exercises was $92,000. The excess tax benefit recorded in the six month periods ended June 30, 2011, related to the 635,591 option exercises was $103,000. A deferred tax asset totaling $63,000 and $263,000, resulting from stock-based compensation expense relating to the Company’s U.S. operations, was recorded for the six month periods ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was

$493,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 0.93 years.
Stock Option Activity
The following is a summary of all stock option transactions during the three months ended June 30, 2011:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at March 31, 2011	7,141,002	$4.46
Granted at market price	45,000	$3.52
Cancelled or expired	(134,046)	$6.06
Exercised	(224,791)	$1.70

Outstanding at June 30, 2011	6,827,165	$4.52	4.58	$4,503,000

Options exercisable at June 30, 2011	6,373,970	$4.70	4.31	$3,668,000

     Of the above-described stock options outstanding at June 30, 2011, 2,884,535 of such stock options outstanding had an exercise price lower than the market price of the Company’s common stock.
     For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
5. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and non-cash activities:

	Six Months Ended June 30,
	2011	2010
Cash paid for interest	$7,000	$12,000
Cash income tax payments	$107,000	$149,000
Non-cash investing and financing activities:
Payables related to purchases of fixed assets	$(4,000)	$125,000
6. Receivables, net

	June 30,	December 31,
	2011	2010
Receivables	$1,116,000	$1,376,000
Allowance for returns and doubtful accounts	(32,000)	(32,000)
Note receivable	468,000	476,000
Allowance for note receivable	(468,000)	(476,000)

Receivables, net	$1,084,000	$1,344,000

     The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectible based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.
     The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540,000. The note receivable is fully reserved at June 30, 2011.
7. Earnings Per Share and Potential Dilution
     Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of common shares potentially outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010, are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Basic weighted average shares	65,208,875	63,976,551	66,190,442	63,883,974
Effect of dilutive securities:
Employee and director stock options	965,444	836,291	1,144,363	730,104
Warrants	1,106,620	1,546,292	1,303,665	1,321,899

Potential dilutive common shares	67,280,939	66,359,134	68,638,470	65,935,977

     During the three and six month periods ended June 30, 2011, weighted average shares of 4,479,858 and 4,096,786 respectively, related to stock options were excluded from the calculation of diluted earnings per share because the option exercise prices exceeded the market price of ZixCorp’s common stock on that date, and the options were therefore anti-dilutive. During each of those periods, 145,853 of shares related to anti-dilutive warrants were excluded from that calculation. During the three and six month periods ended June 30, 2010, weighted average shares of 7,419,427 and 7,404,603 respectively, related to anti-dilutive stock options were excluded from the calculation of diluted earnings per share. During those same periods, 3,664,902 and 4,123,236, respectively, of shares related to anti-dilutive warrants were excluded from that calculation.
8. Commitments and contingencies
     A summary of our fixed contractual obligations and commitments at June 30, 2011, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$3,849,000	$1,230,000	$2,069,000	$550,000
License subscription note payable	118,000	118,000	—	—

Total cash obligations	3,967,000	1,348,000	2,069,000	550,000
Interest on obligations	5,000	5,000	—	—

Total	$3,972,000	$1,353,000	$2,069,000	$550,000

     We have not entered into any material, non-cancelable purchase commitments at June 30, 2011.
Claims and Proceedings
     We are, from time to time, involved in various legal proceedings that arise in the ordinary course of business. We do not believe the outcome of these legal proceedings either individually or taken as a whole, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we cannot predict with certainty any eventual loss or range of possible loss related to such matters.
9. Fair Value Measurements
     FASB guidance regarding fair value measurement establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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

11. Common Stock Repurchase Program
     On March 7, 2011, the Company announced that its Board of Directors approved a share repurchase program that authorized the Company to purchase up to $15,000,000 of its shares of common stock from time to time in the open market. During the three months ended June 30, 2011, the Company repurchased 2,917,300 shares at an aggregate cost of $9,900,000. During the three months ended March 31, 2011, the Company repurchased 1,368,300 shares at an aggregate cost of $5,000,000. We completed the share repurchase program during the first week of July 2011 when the remaining repurchased shares valued at approximately $100,000 were transferred to the Company.
12. Income Taxes
     At the end of 2010, the Company recorded a $35,300,000 tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first six months 2011 actual earnings, the Company believes its future taxable earnings estimate to be established at the end of 2011 will exceed the estimate used at the end of 2010. For this reason, the Company offset its first and second quarter 2011 deferred tax provision by reducing its valuation allowance by an equal amount; thereby eliminating any deferred tax provision from the Company’s first and second quarter 2011 financial statements. The Company expects to follow this same methodology in the third quarter of 2011 and will reevaluate the need for its valuation allowance at December 31, 2011, following the same assessment that was performed at December 31, 2010.
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
Overview
     We are a leader in providing secure, Internet-based applications in a Software as a Service (“SaaS”) model. ZixCorp® Email Encryption Service enables the use of secure email for sensitive information exchange primarily in the healthcare, financial services, insurance and government sectors. More than 1,200 hospitals and over 1,500 financial institutions, including some of the most influential companies and government organizations, use our Email Encryption Service. Wellpoint, Humana, and the Securities and Exchange Commission (“SEC”) are among these notable customers. Our Email Encryption Service is enhanced by ZixDirectory®, which includes approximately 27 million members. ZixDirectory allows for emails to be sent seamlessly whenever possible, across the largest email encryption community in the world.
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
Results of Operations
Second Quarter 2011 Summary of Operations
Financial
•	Revenue for the quarter ended June 30, 2011, was $9,431,000 compared with $8,194,000 for the same period in 2010 representing a 15% increase.
•	Gross profit for the quarter ended June 30, 2011, was $7,675,000 or 81% of revenues compared with $6,624,000 or 81% of revenues for the comparable period in 2010.
•	Net income for the quarter ended June 30, 2011, was $2,617,000 compared with net income of $1,501,000 for the same period 2010.
•	Ending cash and cash equivalents and commercial paper were $17,119,000 on June 30, 2011, compared with $24,619,000 on December 31, 2010. During the six month period ended June 30, 2011, the company purchased 4,285,600 shares of its common stock at a cost of $14,912,000.
Operations
•	New first year orders (“NFYOs”) for the quarter ended June 30, 2011, were $2,039,000. As of June 30, 2011, backlog was $52,584,000.
Revenues
     Email Encryption is a subscription-based service. The following table sets forth a period-over-period comparison of the Company’s revenues:

			3-month Variance				6-month Variance
	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$ %		2011	2010	$ %
Email Encryption revenues	$9,431,000	$8,194,000	$1,237,000	15%	$18,702,000	$15,673,000	$3,029,000	19%
     The increase in Email Encryption revenue was due to the growth inherent in a successful subscription model with steady additions to the subscriber base coupled with a high rate of existing customer renewals.
Revenue Indicators — Backlog and Orders
     Backlog — Our end-user order backlog is comprised of contractually bound agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

     As of June 30, 2011, total backlog was $52,584,000 and we expect approximately 57% of the total backlog to be recognized as revenue during the next twelve months. The backlog as of June 30, 2011, was comprised of the following elements: $17,054,000 of deferred revenue that has been billed and paid, $5,792,000 billed but unpaid, and approximately $29,738,000 of unbilled contracts.
     Email Encryption Orders — Total orders for Email Encryption were $12,517,000 and $9,598,000 for the three-month periods ended June 30, 2011 and 2010, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2,039,000 and $2,108,000 for the three months ended June 30, 2011 and 2010, respectively.
Cost of Revenues
     The following table sets forth a period-over-period comparison of the cost of revenues:

			3-month Variance				6-month Variance
	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$ %		2011	2010	$ %
Email Encryption	$1,756,000	$1,570,000	$186,000	12%	$3,573,000	$3,072,000	$501,000	16%
     Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. A significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. The primary contributor to the year over year increase in Cost of revenues was an increase in the allocation of fixed costs relating to the data center and various fixed occupancy charges including facilities and telecommunications and various shared costs. A portion of these fixed and shared costs had previously been absorbed by the Company’s e-Prescribing business that was discontinued at the end of 2010. The Company’s remaining product line, Email Encryption, began absorbing higher allocated costs during 2010 as we were winding down the Company’s e-Prescribing business. The increase in cost of revenues in the second quarter of 2011 compared to the same quarter last year, resulted primarily from higher allocated costs. For the six months ended June 30, 2011, the allocated costs absorbed by Email Encryption increased approximately $450,000 compared to the first half of 2010. The remaining year over year increase of approximately $50,000 resulted primarily from increases in salaries and benefits.
Research and Development Expenses
     The following table sets forth a period-over-period comparison of our research and development expenses:

			3-month Variance				6-month Variance
	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$ %		2011	2010	$ %
Email Encryption	$1,292,000	$1,248,000	$44,000	4%	$2,605,000	$2,556,000	$49,000	2%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other non-people costs associated with enhancing our existing products and services and developing new products and services. For the quarter and year to date ended June 30, 2011, research and development expenses increased slightly due to increases in wages and benefit costs.
Selling, General and Administrative Expenses
     The following table sets forth a period-over-period comparison of our selling, general and administrative expenses:

			3-month Variance				6-month Variance
	Three Months Ended June 30,		2011 vs. 2010		Six Months Ended June 30,		2011 vs. 2010
	2011	2010	$ %		2011	2010	$ %
Selling, general and administrative	$3,796,000	$3,988,000	$(192,000)	(5%)	$7,556,000	$8,216,000	$(660,000)	(8%)

     Selling, general and administrative expenses consist primarily of salary, stock-based compensation and benefit costs for marketing, sales, executive and administrative personnel as well as costs associated with advertising, promotions, professional services and general corporate activities. The $192,000 decrease in expense during the quarter ended June 30, 2011 compared to the same period last year primarily resulted from decreases in bonus and commissions, stock based compensation, and salaries and severance expenses totaling approximately $650,000, which was partially offset by increases in professional fees, recruitment, advertising and investor relations totaling approximately $350,000. The remaining decrease of $108,000 was spread over a wide range of other selling, general and administrative activities.
     The $660,000 decrease in expense for the six months ended June 30, 2011, compared to the same period last year primarily resulted from decreases in bonus and commissions, stock based compensation, and salaries and severance expenses totaling approximately $1,500,000, which was partially offset by increases in professional fees, recruitment, advertising and investor relations totaling approximately $600,000. The remaining decrease of $240,000 was spread over a wide range of other selling, general and administrative activities.
Interest Expense
     Interest expense was $3,000 and $7,000 for the three and six months ended June 30, 2011, respectively. Interest expense was $5,000 and $12,000 for the three and six months ended June 30, 2010, respectively. Interest expense consists of interest related to a license subscription promissory note payable.
Investment and Other Income
     Investment and other income was $22,000 and $68,000 for the three and six months ended June 30, 2011, respectively. Investment and other income was $20,000 and $56,000 for the three and six months ended June 30, 2010, respectively. Other income consists of interest and other income items earned in the normal course of business.
Provision for Income Taxes
     The provision for income taxes was $(11,000) and $90,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and $13,000 and $138,000 for the six month periods ended June 30, 2011 and 2010, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $71,683,000 reserve because of the uncertainty of future taxable income levels sufficient to utilize the net operating losses. Our 2011 provision of $13,000 consists of a benefit from refundable tax credits on our U.S. operations totaling $48,000, and taxes related to our Canadian operations totaling $35,000; and $26,000 in state taxes based on gross revenues. The 2010 provision consisted of $53,000 in taxes on our U.S. operations, $69,000 in taxes on our Canadian operations, and a small amount of state taxes based on gross revenues.
     There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended June 30, 2011. We are currently subject to a three-year statute of limitations by major tax jurisdictions.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004 for its Canada operation, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of June 30, 2011, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $472,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
     At June 30, 2011, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $35,348,000, of its U.S. net deferred tax assets related to $48,000 in state tax credit carryforwards because such credits will be used to offset a revenue-based state franchise tax and are therefore not contingent on the Company’s reporting taxable income in a future period, and $35,300,000 in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration.
     At the end of 2010, the Company recorded a $35,300,000 tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first and second quarter 2011 actual earnings, the Company believes its future taxable earnings estimate to be established at the end of 2011 will exceed the estimate used at the end of 2010. For this reason, the Company offset its first and second quarter 2011 deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating any deferred tax provision from the Company’s first and second quarter 2011 financial statements. The Company expects to follow this same methodology in the third quarter of 2011 and will reevaluate the need for its valuation allowance at December 31, 2011 following the same assessment methodology that was performed at December 31, 2010. Adjusting our valuation allowance could have a significant impact on operating results in the period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.
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
Net Income
     The net income for the quarter ending June 30, 2011, of $2,617,000 reflects the achievement of profitability for the sixth consecutive quarter, and is an improvement of $1,116,000 compared to the net income of $1,501,000 for the same period last year. The improvement in net income resulted from higher gross profit, due to increased revenue, combined with flat R&D and lower SG&A expenses, as discussed above.
Liquidity and Capital Resources
Overview
     Based on our performance over the last four quarters and current expectations, we believe our cash, cash equivalents, commercial paper and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At June 30, 2011, our cash, cash equivalents, and commercial paper totaled $17.1 million and our debt was $118,000. Our debt consists of a note related to a three-year subscription for Microsoft licenses that is paid on a monthly basis at approximately $12,000 per month.
     Revenue is expected to grow at approximately 15% to 20% for the full year 2011 compared to 2010. For the three month period ended June 30, 2011, we achieved our sixth consecutive quarter of profitability.
     Cash, cash equivalents and commercial paper at June 30, 2011, were $17,119,000, a decrease of $7,500,000 from the December 31, 2010, balance. This decrease was primarily driven by the repurchase of $14,912,000 of our common stock under a repurchase program approved by our Board of Directors in March 2011. We completed the share repurchase program during the first week of July 2011 when the remaining repurchased shares valued at approximately $100,000 were transferred to the Company. Our decrease in cash was partially offset by cash generated from the exercise of stock options, cash collections from customers, and relatively flat accounts payable and accrued expenses.
     We believe a significant portion of all other spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.
Sources and Uses of Cash Summary

	Six Months Ended June 30,
	2011	2010
Net cash provided by operations	$5,901,000	$4,421,000

Net cash used in investing activities	$(3,045,000)	$(638,000)
Net cash (used in) provided by financing activities	$(12,646,000)	$407,000

     Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.
     Related to our investing activities in the first six months of 2011, we utilized $2,290,000 to purchase commercial paper and $755,000 to purchase equipment, primarily computer and networking equipment. In first six months of 2010, equipment purchases were $663,000. These 2010 purchases were slightly offset by the $25,000 cash inflow from proceeds from the sales of maturing marketable securities.
     Cash used in financing activities in the first six months of 2011 included the $14,912,000 repurchase of common stock mentioned above and $68,000 to fund a small promissory note associated with computer operating system licenses. These usages were partially offset by $2,334,000 received from the exercise of stock options and warrants. In the first six months of 2010, the exercise of stock options resulted in $469,000 in cash, which was partially offset by $62,000 used to fund the above mentioned promissory note.
Options and Warrants of ZixCorp Common Stock
     We have significant warrants and options outstanding that are currently vested. There is no assurance that any of these options and warrants will be exercised; therefore, the extent of future cash from additional warrant and option exercises is not certain. The following table summarizes the warrants and options that were outstanding as of June 30, 2011. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested
		Total Value	(included in	Total Value of
Exercise Price Range	Outstanding	Outstanding	Outstanding)	Vested
$1.11 - $1.99	3,342,679	$5,129,000	3,144,410	$4,810,000
$2.00 - $3.49	1,088,359	2,794,000	852,183	2,277,000
$3.50 - $4.99	2,638,945	11,670,000	2,620,195	11,601,000
$5.00 - $5.99	515,927	2,624,000	515,927	2,624,000
$6.00 - $8.99	545,316	3,578,000	545,316	3,578,000
$9.00 - $11.00	804,792	8,628,000	804,792	8,628,000

Total	8,936,018	$34,423,000	8,482,823	$33,518,000

Off-Balance Sheet Arrangements
     None.
Contractual Obligations, Contingent Liabilities and Commitments
     A summary of our fixed contractual obligations and commitments at June 30, 2011, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$3,849,000	$1,230,000	$2,069,000	$550,000
Debt (long-term and short-term)	118,000	118,000	—	—

Total cash obligations	3,967,000	1,348,000	2,069,000	550,000
Interest on obligations	5,000	5,000	—	—

Total	$3,972,000	$1,353,000	$2,069,000	$550,000

     We did not enter into any other material, non cancelable purchase commitments during the three month period ended June 30, 2011.
     We have severance agreements with certain employees which would require the Company to pay approximately $1,554,000 if all such employees separated from employment with our Company in certain circumstances, including a “Change of Control” or termination without “Cause,” as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Controls over Financial Reporting
     During the six months ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	(or Units) that May
			part of Publicly	Yet Be Purchased
	Total Number of Shares	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs[1]	Programs
April 1, 2011 to April 30, 2011	440,000	$3.66	440,000	$8,389,000
May 1, 2011 to May 31, 2011	2,147,300	$3.32	2,147,300	$1,263,000
June 1, 2011 to June 30, 2011	330,000	$3.56	330,000	$88,000

Total	4,285,600	$3.48	4,285,600	$88,000

[1]	The shares were repurchased under the $15 million stock repurchase program announced March 7, 2011. No shares were purchased other than through publicly announced programs during the periods shown.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated February 4, 2009. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated February 10, 2009, and incorporated herein by reference.

10.1*	Form of Executive Termination Benefits Agreement.

10.2*	Description of Zix Corporation 2011 Variable Compensation Plan.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Principal Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1***	101. INS (XBRL Instance Document)

101. SCH (XBRL Taxonomy Extension Schema Document)

101. CAL (XBRL Calculation Linkbase Document)

101. LAB (XBRL Taxonomy Label Linkbase Document)

101. DEF (XBRL Taxonomy Linkbase Document)

101. PRE (XBRL Taxonomy Presentation Linkbase Document)

*	Filed herewith.

**	Furnished herewith.

***	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIX CORPORATION
Date: August 2, 2011	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)