Form 10-Q
period 2011-09-30
ZIX CORP
filed 2011-11-02
CIK 855612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2011

Common Stock, par value $0.01 per share	65,998,747

ZIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,738,000	$24,619,000
Commercial paper	2,290,000	—
Receivables, net	891,000	1,344,000
Prepaid and other current assets	1,026,000	1,115,000
Deferred tax assets	950,000	1,056,000

Total current assets	24,895,000	28,134,000
Property and equipment, net	2,196,000	2,209,000
Goodwill	2,161,000	2,161,000
Deferred tax assets	34,407,000	34,304,000
Other assets	—	44,000

Total assets	$63,659,000	$66,852,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,000	$562,000
Accrued expenses	2,295,000	2,282,000
Deferred revenue	17,346,000	15,331,000
License subscription note payable	—	137,000

Total current liabilities	19,835,000	18,312,000
Long-term liabilities:
Deferred revenue	745,000	1,439,000
License subscription note payable	—	49,000
Deferred rent	155,000	165,000

Total long-term liabilities	900,000	1,653,000

Total liabilities	20,735,000	19,965,000
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 71,019,223 issued and 64,383,642 outstanding at September 30, 2011 and 69,505,919 issued and 67,178,738 outstanding at December 31, 2010	710,000	695,000
Additional paid-in capital	348,416,000	344,981,000
Treasury stock, at cost; 6,635,581 common shares at September 30, 2011 and 2,327,181 common shares at December 31, 2010	(26,507,000)	(11,507,000)
Accumulated deficit	(279,695,000)	(287,282,000)

Total stockholders’ equity	42,924,000	46,887,000

Total liabilities and stockholders’ equity	$63,659,000	$66,852,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$9,558,000	$8,548,000	$28,260,000	$24,221,000
Cost of revenues	1,789,000	1,662,000	5,362,000	4,734,000

Gross margin	7,769,000	6,886,000	22,898,000	19,487,000
Operating expenses:
Research and development	1,343,000	1,261,000	3,948,000	3,817,000
Selling, general and administrative	3,754,000	4,026,000	11,310,000	12,242,000

Total operating expenses	5,097,000	5,287,000	15,258,000	16,059,000

Operating income	2,672,000	1,599,000	7,640,000	3,428,000
Other income, net	18,000	22,000	79,000	66,000

Income from continuing operations before income taxes	2,690,000	1,621,000	7,719,000	3,494,000
Income tax benefit (expense)	(119,000)	50,000	(132,000)	80,000

Income from continuing operations	2,571,000	1,671,000	7,587,000	3,574,000

Income from discontinued operations before income taxes	—	150,000	—	628,000
Income tax expense	—	(53,000)	—	(221,000)

Income from discontinued operations	—	97,000	—	407,000

Net income	$2,571,000	$1,768,000	$7,587,000	$3,981,000

Basic income per common share:
Income from continuing operations	$0.04	$0.03	$0.12	$0.05

Income from discontinued operations	—	0.00	—	0.01

Net income	$0.04	$0.03	$0.12	$0.06

Diluted income per common share:
Income from continuing operations	$0.04	$0.03	$0.11	$0.05

Income from discontinued operations	—	0.00	—	0.01

Net income	$0.04	$0.03	$0.11	$0.06

Basic weighted average common shares outstanding	64,140,926	64,148,452	65,499,763	63,973,102

Diluted weighted average common shares outstanding	65,927,794	66,636,460	67,727,404	66,170,440

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Stockholders' Equity
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2010	69,505,919	$695,000	$344,981,000	$(11,507,000)	$(287,282,000)	$46,887,000
Issuance of common stock upon exercise of stock options	720,374	7,000	1,771,000	—	—	1,778,000
Issuance of common stock upon exercise of warrants	792,930	8,000	1,251,000	—	—	1,259,000
Employee stock-based compensation costs	—	—	369,000	—	—	369,000
Non-employee stock-based compensation costs	—	—	44,000	—	—	44,000
Repurchase of common stock	—	—	—	(15,000,000)	—	(15,000,000)
Net income	—	—	—	—	7,587,000	7,587,000

Balance, September 30, 2011	71,019,223	$710,000	$348,416,000	$(26,507,000)	$(279,695,000)	$42,924,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$7,587,000	$3,981,000
Non-cash items in net income:
Depreciation and amortization	1,020,000	1,047,000
Employee stock-based compensation costs	369,000	1,506,000
Non-employee stock-based compensation costs	44,000	30,000
Changes in deferred taxes	3,000	6,000
Changes in operating assets and liabilities:
Receivables	453,000	(57,000)
Prepaid and other assets	133,000	330,000
Accounts payable	(272,000)	(411,000)
Deferred revenue	1,321,000	795,000
Accrued and other liabilities	3,000	(756,000)

Net cash provided by operating activities	10,661,000	6,471,000
Investing activities:
Purchases of property and equipment	(1,103,000)	(1,150,000)
Purchase of commercial paper	(2,290,000)	—
Sales of marketable securities	—	25,000

Net cash used in investing activities	(3,393,000)	(1,125,000)
Financing activities:
Proceeds from exercise of stock options	1,778,000	1,032,000
Proceeds from exercise of warrants	1,259,000	—
Payment of license subscription note payable	(186,000)	(94,000)
Purchase of treasury shares	(15,000,000)	—

Net cash (used in) provided by financing activities	(12,149,000)	938,000

(Decrease) increase in cash and cash equivalents	(4,881,000)	6,284,000
Cash and cash equivalents, beginning of period	24,619,000	13,287,000

Cash and cash equivalents, end of period	$19,738,000	$19,571,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim periods covered thereby. Management of the Company believes that all adjustments necessary for a fair presentation of such periods have been included and are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2011, are not necessarily indicative of the results to be expected for any future interim periods or for the full fiscal year.
2. Recent Accounting Standards and Pronouncements
Testing for Goodwill Impairment
     In September 2011, the Financial Accounting Standards Board (“FASB”) amended guidance on testing goodwill for impairment. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The new guidance does not change how goodwill is calculated, nor does it revise the requirement to test goodwill annually for impairment or between tests if events or circumstances warrant. The amended guidance is effective for us for fiscal year 2012, with earlier adoption permitted. We do not anticipate that this new guidance will have a material impact on our consolidated financial statements.
Presentation of Other Comprehensive Income
     In June 2011, the FASB issued guidance that requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance removes the option to present the components of other comprehensive income (“OCI”) as part of the statement of equity. This guidance is effective for us for fiscal year 2012, and must be applied retrospectively for all periods presented in the financial statements. The new guidance does not apply to entities that have no items of OCI in any period presented. We do not anticipate that this new guidance will have a material impact on our consolidated financial statements.
Revenue Recognition
     In October 2009, the FASB issued guidance on revenue recognition that became effective January 1, 2011. Under the new guidance tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance; such software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when Vendor Specific Objective Evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This new guidance did not have a material impact on our condensed consolidated financial statements.
3. Discontinued Operations
     On December 31, 2010, we discontinued our e-Prescribing business. For information relating to discontinued operations, see the Company’s 2010 Annual Report on Form 10-K.

4. Stock Options and Stock-based Employee Compensation
     As of September 30, 2011, there were 7,174,647 options outstanding and 993,456 available for grant. Of the options available for grant, 771,932 options were available for grant to employees and 221,524 were available for grant to the Company’s directors. For the three month and nine month periods ended September 30, 2011, the total stock-based employee compensation expense was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2011	2011
Cost of revenues	$21,000	$45,000
Research and development	20,000	47,000
Selling, general and administrative	127,000	277,000

Stock-based compensation expense	$168,000	$369,000

     There were 84,783 and 720,374 stock options exercised for the three and nine month periods ended September 30, 2011, respectively. There were 333,542 and 642,638 stock options exercised for the three and nine month periods ended September 30, 2010, respectively. The excess tax benefit recorded in the three month period ended September 30, 2011, related to the 84,783 options exercises was $11,000. The excess tax benefit recorded in the nine month periods ended September 30, 2011, related to the 720,374 option exercises was $113,000. A deferred tax asset totaling $120,000 and $477,000, resulting from stock-based compensation expense relating to the Company’s U.S. operations, was recorded for the nine month periods ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $1,493,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.31 years.
Stock Option Activity
The following is a summary of all stock option transactions during the three months ended September 30, 2011:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Yrs)	Value
Outstanding at June 30, 2011	6,827,165	$4.52
Granted at market price	491,500	$3.85
Cancelled or expired	(59,235)	$6.31
Exercised	(84,783)	$1.91

Outstanding at September 30, 2011	7,174,647	$4.48	4.69	$1,761,000

Options exercisable at September 30, 2011	6,318,822	$4.67	4.09	$1,507,000

     Of the above-described stock options outstanding at September 30, 2011, 1,858,511 of such stock options outstanding had an exercise price lower than the market price of the Company’s common stock.
     For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
5. Supplemental Cash Flow Information
     Supplemental cash flow information relating to interest, taxes and non-cash activities:

	Nine Months Ended September 30,
	2011	2010
Cash paid for interest	$7,000	$17,000
Cash income tax payments	$172,000	$217,000
Non-cash investing and financing activities:
Assets sold to customers as part of their subscription service	$—	$14,000
Payables related to purchases of fixed assets	$96,000	$56,000

6. Receivables, net

	September 30,	December 31,
	2011	2010
Receivables	$912,000	$1,376,000
Allowance for returns and doubtful accounts	(21,000)	(32,000)
Note receivable	458,000	476,000
Allowance for note receivable	(458,000)	(476,000)

Receivables, net	$891,000	$1,344,000

     The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectible based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.
     The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540,000. The note receivable is fully reserved at September 30, 2011.
7. Earnings Per Share and Potential Dilution
     Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of common shares potentially outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Basic weighted average shares	64,140,926	64,148,452	65,499,763	63,973,102
Effect of dilutive securities:
Employee and director stock options	878,992	850,978	1,055,906	770,395
Warrants	907,876	1,637,030	1,171,735	1,426,943

Potential dilutive common shares	65,927,794	66,636,460	67,727,404	66,170,440

     During the three and nine month periods ended September 30, 2011, weighted average shares of 4,831,146 and 4,341,573 respectively, related to stock options were excluded from the calculation of diluted earnings per share because the option exercise prices exceeded the market price of ZixCorp’s common stock on that date, and the options were therefore anti-dilutive. During each of those periods, 145,853 of shares related to anti-dilutive warrants were excluded from that calculation. During the three and nine month periods ended September 30, 2010, weighted average shares of 6,982,729 and 7,263,978 respectively, related to anti-dilutive stock options were excluded from the calculation of diluted earnings per share. During those same periods, 145,853 and 2,797,441, respectively, of shares related to anti-dilutive warrants were excluded from that calculation.
8. Commitments and contingencies
     A summary of our fixed contractual obligations and commitments at September 30, 2011, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$3,688,000	$1,327,000	$2,072,000	$289,000
     We have not entered into any material, non-cancelable purchase commitments at September 30, 2011.
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
10. Commercial Paper
     The investment in commercial paper is classified as a held-to-maturity debt security as the Company had the positive intent and ability to hold this investment until maturity. This short term investment was purchased on February 18, 2011, and matured on October 25, 2011. The carrying value of this security approximated fair market value due to the short-term maturity of the investment. At maturity, the Company received approximately $10,000 of interest for the commercial paper, and the cash investment was moved to a money market fund.
11. Common Stock Repurchase Program
     On March 7, 2011, the Company announced that its Board of Directors approved a share repurchase program that authorized the Company to purchase up to $15,000,000 of its shares of common stock from time to time in the open market. During the six months ended June 30, 2011, the Company repurchased 4,285,600 shares at an aggregate cost of $14,900,000. We completed the share repurchase program during the first week of July 2011 when the remaining 22,800 repurchased shares valued at approximately $100,000 were transferred to the Company.
12. Income Taxes
     At the end of 2010, the Company recorded a $35,300,000 tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first nine months 2011 actual earnings, the Company believes its future taxable earnings estimate to be established at the end of 2011 will exceed the estimate used at the end of 2010. For this reason, the Company offset its first, second, and third quarter 2011 deferred tax provision by reducing its valuation allowance by an equal amount; thereby eliminating any deferred tax provision from the Company’s first, second, and third quarter 2011 financial statements. The Company will reevaluate the need for its valuation allowance at December 31, 2011, following the same assessment methodology that was performed at December 31, 2010.
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
Overview
     We are a leader in providing secure, Internet-based applications in a Software as a Service (“SaaS”) model. ZixCorp® Email Encryption Service enables the use of secure email for sensitive information exchange primarily in the healthcare, financial services, insurance and government sectors. More than 1,200 hospitals and over 1,600 financial institutions, including some of the most influential companies and government organizations, use our Email Encryption Service. Wellpoint, Humana, and the Securities and Exchange Commission (“SEC”) are among these notable customers. Our Email Encryption Service is enhanced by ZixDirectory®, which includes approximately 28 million members. ZixDirectory allows for emails to be sent seamlessly whenever possible, across the largest email encryption community in the world.
     The business operations and service offerings are supported by the ZixData Center™, a service operations center dedicated to secure electronic transaction processing. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrustSM certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SAS70 Type II report on the effectiveness of operational controls used over the audit period. The center is staffed 24 hours a day with a proven 99.99% reliability. We enable email communications to be sent in a trusted, safe, and secure manner. This is our core competency and we believe it is a competitive advantage.
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
Results of Operations
Third Quarter 2011 Summary of Operations
Financial
•	Revenue for the quarter ended September 30, 2011, was $9,558,000 compared with $8,548,000 for the same period in 2010 representing a 12% increase.

•	Gross profit for the quarter ended September 30, 2011, was $7,769,000 or 81% of revenues compared with $6,886,000 or 81% of revenues for the comparable period in 2010.

•	Net income for the quarter ended September 30, 2011, was $2,571,000 compared with net income of $1,768,000 for the same period in 2010.

•	Ending cash and cash equivalents and commercial paper were $22,028,000 on September 30, 2011, compared with $24,619,000 on December 31, 2010. During the nine month period ended September 30, 2011, the Company purchased 4,308,400 shares of its common stock at a cost of $15,000,000.
Operations
•	New first year orders (“NFYOs”) for the quarter ended September 30, 2011, were $1,641,000. As of September 30, 2011, backlog was $52,576,000.
Revenues
     Email Encryption is a subscription-based service. The following table sets forth a period-over-period comparison of the Company’s revenues:

			3-month Variance				9-month Variance
	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$ %		2011	2010	$ %
Revenues	$9,558,000	$8,548,000	$1,010,000	12%	$28,260,000	$24,221,000	$4,039,000	17%

     The increase in revenue was due to the growth inherent in a successful subscription model with steady additions to the subscriber base coupled with a high rate of existing customer renewals.
Revenue Indicators — Backlog and Orders
     Backlog — Our backlog is comprised of contractually bound agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.
     As of September 30, 2011, total backlog was $52,576,000 and we expect approximately 58% of the total backlog to be recognized as revenue during the next twelve months. The backlog as of September 30, 2011, was comprised of the following elements: $18,091,000 of deferred revenue that has been billed and paid, $4,899,000 billed but unpaid, and approximately $29,586,000 of unbilled contracts.
     Orders — Total orders were $9,687,000 and $9,686,000 for the three-month periods ended September 30, 2011 and 2010, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $1,641,000 and $2,201,000 for the three months ended September 30, 2011 and 2010, respectively.
Cost of Revenues
     The following table sets forth a period-over-period comparison of the cost of revenues:

	Three Months Ended		3-month Variance		Nine Months Ended		9-month Variance
	September 30,		2011 vs. 2010		September 30,		2011 vs. 2010
	2011	2010	$ %		2011	2010	$ %
Cost of Revenues	$1,789,000	$1,662,000	$127,000	8%	$5,362,000	$4,734,000	$628,000	13%
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
     The increase in cost of revenues for the nine months ended September 30, 2011, compared to the same quarter last year, resulted primarily from these higher allocated costs and slightly higher salary and benefit costs resulting from wage increases and higher average headcount. The increase in cost of revenues in the third quarter of 2011 compared to the same quarter last year resulted primarily from slightly higher salary and benefit costs (wage increases and higher average headcount).
Research and Development Expenses
     The following table sets forth a period-over-period comparison of our research and development expenses:

			3-month Variance				9-month Variance
	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$ %		2011	2010	$ %
Research and Development	$1,343,000	$1,261,000	$82,000	7%	$3,948,000	$3,817,000	$131,000	3%
     Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other costs associated with enhancing our existing products and services and developing new products and services. For the quarter and year to date ended September 30, 2011, research and development expenses increased slightly due to increases in wages and benefit costs.
Selling, General and Administrative Expenses

     The following table sets forth a period-over-period comparison of our selling, general and administrative expenses:

			3-month Variance				9-month Variance
	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$ %		2011	2010	$ %
Selling, general and administrative	$3,754,000	$4,026,000	$(272,000)	(7%)	$11,310,000	$12,242,000	$(932,000)	(8%)
     Selling, general and administrative expenses consist primarily of salary, stock-based compensation and benefit costs for marketing, sales, executive and administrative personnel as well as costs associated with advertising, promotions, professional services and general corporate activities. The $272,000 decrease in expense during the quarter ended September 30, 2011 compared to the same period last year primarily resulted from decreases in bonus and commissions, stock based compensation, and salaries and severance expenses totaling approximately $675,000, which was partially offset by increases in professional fees, recruitment, advertising and investor relations totaling approximately $325,000. The remaining increase of $78,000 was incurred over a range of other selling, general and administrative activities.
     The $932,000 decrease in expense for the nine months ended September 30, 2011, compared to the same period last year primarily resulted from decreases in bonus and commissions, stock based compensation, and salaries and severance expenses totaling approximately $2,200,000, which was partially offset by increases in professional fees, recruitment, advertising and investor relations totaling approximately $950,000. The remaining increase of $318,000 was spread over a range of other selling, general and administrative activities.
Interest Expense
     We incurred no interest expense in the three months ended September 30, 2011 and $7,000 for the nine months ended September 30, 2011. Interest expense was $5,000 and $17,000 for the three and nine months ended September 30, 2010, respectively. Interest expense consisted of imputed interest related to a license subscription promissory note payable.
Investment and Other Income
     Investment and other income was $8,000 and $76,000 for the three and nine months ended September 30, 2011, respectively. Investment and other income was $27,000 and $83,000 for the three and nine months ended September 30, 2010, respectively. Other income consists of interest and other income items earned in the normal course of business.
Provision for Income Taxes
     The provision for income taxes was $119,000 and $3,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and $132,000 and $141,000 for the nine month periods ended September 30, 2011 and 2010, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $72,725,000 reserve because of the uncertainty of future taxable income levels sufficient to utilize the net operating losses. Our 2011 provision of $132,000 consists of a benefit from refundable tax credits on our U.S. operations totaling $4,000, and taxes related to our Canadian operations totaling $54,000; and $80,000 in state income taxes. The 2010 provision consisted of $7,000 in taxes on our U.S. operations, $101,000 in taxes on our Canadian operations, and $33,000 in state income taxes.
     There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended September 30, 2011. We are currently subject to a three-year statute of limitations by major tax jurisdictions.
     The Company previously recorded a $327,000 tax contingency liability related to tax year 2004 for its Canada operation, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of September 30, 2011, the gross amount of our unrecognized tax benefits, inclusive of the $327,000 tax liability and $50,000 in other uncertain positions in 2008, was approximately $460,000. Included in this balance are tax positions which, if recognized, would impact our effective tax rate.
     At September 30, 2011, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $35,348,000, of its

U.S. net deferred tax assets related to $48,000 in state tax credit carryforwards because such credits will be used to offset a revenue-based state franchise tax and are therefore not contingent on the Company’s reporting taxable income in a future period, and $35,300,000 in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration.
     At the end of 2010, the Company recorded a $35,300,000 tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first, second and third quarter 2011 actual earnings, the Company believes its future taxable earnings estimate to be established at the end of 2011 will exceed the estimate used at the end of 2010. For this reason, the Company offset its first, second and third quarter 2011 deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating any deferred tax provision from the Company’s first, second and third quarter 2011 financial statements. The Company will reevaluate the need for its valuation allowance at December 31, 2011, following the same assessment methodology that was performed at December 31, 2010. Adjusting our valuation allowance could have a significant impact on operating results in the period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.
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
     Net Income
     The net income for the quarter ending September 30, 2011, of $2,571,000 reflects the achievement of profitability for the seventh consecutive quarter, and is an improvement of $803,000 compared to the net income of $1,768,000 for the same period last year. The improvement in net income resulted from higher gross profit, due to increased revenue, combined with relatively flat R&D and lower SG&A expenses, as discussed above.
Liquidity and Capital Resources
Overview
     Based on our performance over the last four quarters and current expectations, we believe our cash, cash equivalents, commercial paper and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At September 30, 2011, our cash, cash equivalents, and commercial paper totaled $22.0 million and we have no debt.
     Revenue is expected to grow at approximately 15% for the full year 2011 compared to 2010. For the three month period ended September 30, 2011, we achieved our seventh consecutive quarter of profitability.
     Cash, cash equivalents and commercial paper at September 30, 2011, were $22,028,000, a decrease of $2,591,000 from the December 31, 2010, balance. This decrease was primarily driven by the repurchase of $15,000,000 of our common stock under a repurchase program approved by our Board of Directors in March 2011. We completed the share repurchase program during the first week of July 2011 when the remaining repurchased shares valued at approximately $100,000 were transferred to the Company. The decrease in cash was partially offset by cash generated from the exercise of stock options and warrants and cash collections from customers.
     We believe a significant portion of all other spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.

Sources and Uses of Cash Summary

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operations	$10,661,000	$6,471,000
Net cash used in investing activities	$(3,393,000)	$(1,125,000)
Net cash (used in) provided by financing activities	$(12,149,000)	$938,000
     Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.
     Related to our investing activities in the first nine months of 2011, we utilized $2,290,000 to purchase commercial paper and $1,103,000 to purchase equipment, primarily computer and networking equipment. In first nine months of 2010, equipment purchases were $1,150,000. These 2010 purchases were slightly offset by the $25,000 cash inflow from proceeds from the sales of maturing marketable securities.
     Cash used in financing activities in the first nine months of 2011 included the $15,000,000 repurchase of common stock mentioned above and $186,000 to fund repayment of a promissory note associated with computer operating system licenses. These usages were partially offset by $3,037,000 received from the exercise of stock options and warrants. In the first nine months of 2010, the exercise of stock options resulted in $1,032,000 in cash, which was partially offset by $94,000 used to fund the above mentioned promissory note.
Options and Warrants of ZixCorp Common Stock
     We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash from additional option exercises is not certain. The following table summarizes the options that were outstanding as of September 30, 2011. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested
		Total Value	(included in	Total Value of
Exercise Price Range	Outstanding	Outstanding	Outstanding)	Vested
$1.11 - $1.99	1,347,005	$2,066,000	1,202,020	$1,825,000
$2.00 - $3.49	1,040,803	2,749,000	828,588	2,274,000
$3.50 - $4.99	2,944,304	12,731,000	2,445,679	10,808,000
$5.00 - $5.99	515,927	2,624,000	515,927	2,624,000
$6.00 - $8.99	533,816	3,493,000	533,816	3,494,000
$9.00 - $11.00	792,792	8,496,000	792,792	8,496,000

Total	7,174,647	$32,159,000	6,318,822	$29,521,000

     The following table summarizes the warrants that were outstanding as of September 30, 2011. The value of the shares in the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options and Warrants
			Vested
		Total Value	(included in	Total Value of
Exercise Price	Outstanding	Outstanding	Outstanding)	Vested
$1.54	1,639,880	$2,525,000	1,639,880	$2,525,000
$4.48	145,853	654,000	145,853	654,000

Total	1,785,733	$3,179,000	1,785,733	$3,179,000

     Subsequent to the period ending September 30, 2011, but prior to their expiration date of October 5, 2011, approximately 1,600,000 warrants with an exercise price of $1.54 were exercise price of $1.54 were exercised, increasing fourth quarter 2011 cash by approximately $2,500,000. The remaining warrants with an exercise price of $4.48 expire in January 2012.
Off-Balance Sheet Arrangements
     None.
Contractual Obligations, Contingent Liabilities and Commitments
     A summary of our fixed contractual obligations and commitments at September 30, 2011, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$3,688,000	$1,327,000	$2,072,000	$289,000
     We did not enter into any other material, non cancelable purchase commitments during the three month period ended September 30, 2011.
     We have severance agreements with certain employees which would require the Company to pay approximately $1,599,000 if all such employees separated from employment with our Company in certain circumstances, including a “Change of Control” or termination without “Cause,” as defined in the severance agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Controls over Financial Reporting
     During the nine months ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer

				Maximum Number (or Approximate
		Average	Total Number of Shares	Dollar Value) of Shares (or Units)
	Total Number of Shares	Price Paid	Purchased as part of Publicly	that May Yet Be Purchased Under
Period	Purchased	per Share	Announced Plans or Programs[1]	the Plans or Programs
July 1, 2011 to July 31, 2011	22,800	$3.84	22,800	$0,000
August 1, 2011 to August 31, 2011	0	—	0	$0,000
September 1, 2011 to September 30, 2011	0	—	0	$0,000

Total	22,800	$3.84	22,800	$0,000

[1]	The shares were repurchased under the $15 million stock repurchase program announced March 7, 2011. No shares were purchased other than through publicly announced programs during the periods shown.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
     On September 13, 2011, our Board of Directors amended our Bylaws to, among other things, adopt specific advance-notice requirements for shareholder-sponsored director nominations and submission of other business as well as to expand the disclosure that shareholders must make when submitting a director nomination and other business. Sections 1.11 and 1.12 of the Bylaws govern these advance-notice requirements. If the date of the annual meeting is not more than 30 days before and is not later than 60 days after the first anniversary date of the date of the preceding year’s annual meeting, then the Bylaws provide for an advance-notice period for shareholder submissions of nominations and other business of not earlier than the close of business on the 120th day and not later than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting of shareholders. The 2011 annual meeting was held on June 8, 2011. Therefore, as long as the 2012 annual meeting is held no earlier than May 9, 2012, and no later than August 7, 2012, shareholder director nomination must be received on or after the close of business on February 11, 2012, and by the close of business on March 10, 2012, instead of no later than close of business on March 15, 2012, which was the deadline previously disclosed in the 2011 proxy statement.
     The amendments to the Bylaws also require a shareholder who submits a nomination or other proposal to disclose, among other things, any derivative interests in, and voting arrangements with respect to, our securities in addition to the shareholder’s outright record and beneficial ownership. In addition, a shareholder who submits a nomination is required to provide, among other things, the information required to be disclosed in a proxy statement and a description of all compensation between the shareholder and the nominee. Finally, proposed nominees must meet, among other things, all requirements prescribed, from time to time, by any applicable federal or state law, any relevant securities exchange and Board and Nominating Corporate Governance Committee.
ITEM 6. EXHIBITS
a. Exhibits
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated September 13, 2011. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated September 19, 2011, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1***	101. INS (XBRL Instance Document) 101. SCH (XBRL Taxonomy Extension Schema Document) 101. CAL (XBRL Calculation Linkbase Document) 101. LAB (XBRL Taxonomy Label Linkbase Document)
101. DEF (XBRL Taxonomy Linkbase Document) 101. PRE (XBRL Taxonomy Presentation Linkbase Document)

*	Filed herewith.

**	Furnished herewith.

***	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIX CORPORATION
Date: November 2, 2011	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)