Form 10-Q
period 2012-03-31
ZIX CORP
filed 2012-05-04
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Stock, par value $0.01 per share	60,964,683

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,006,000	$20,680,000
Receivables, net	1,149,000	704,000
Prepaid and other current assets	1,365,000	1,422,000
Deferred tax assets	1,445,000	1,551,000

Total current assets	21,965,000	24,357,000
Property and equipment, net	2,123,000	2,228,000
Goodwill	2,161,000	2,161,000
Deferred tax assets	48,843,000	48,806,000

Total assets	$75,092,000	$77,552,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205,000	$396,000
Accrued expenses	1,780,000	1,896,000
Deferred revenue	17,023,000	16,568,000

Total current liabilities	19,008,000	18,860,000
Long-term liabilities:
Deferred revenue	547,000	795,000
Deferred rent	125,000	140,000

Total long-term liabilities	672,000	935,000

Total liabilities	19,680,000	19,795,000
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 72,651,565 issued and 62,146,323 outstanding in 2012 and 72,639,465 issued and 63,819,531 outstanding in 2011	727,000	726,000
Additional paid-in capital	354,490,000	354,265,000
Treasury stock, at cost; 10,505,242 common shares in 2012 and 8,819,934 common shares in 2011	(37,504,000)	(32,506,000)
Accumulated deficit	(262,301,000)	(264,728,000)

Total stockholders’ equity	55,412,000	57,757,000

Total liabilities and stockholders’ equity	$75,092,000	$77,552,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$10,301,000	$9,271,000
Cost of revenues	1,855,000	1,817,000

Gross margin	8,446,000	7,454,000
Operating expenses:
Research and development	1,477,000	1,313,000
Selling, general and administrative	4,330,000	3,760,000

Total operating expenses	5,807,000	5,073,000

Operating income	2,639,000	2,381,000
Other income, net	5,000	42,000

Income before income taxes	2,644,000	2,423,000
Income tax expense	(218,000)	(24,000)

Net Income	$2,426,000	$2,399,000

Basic income per common share	$0.04	$0.04

Diluted income per common share	$0.04	$0.03

Basic weighted average common shares outstanding	63,022,777	67,182,916

Diluted weighted average common shares outstanding	63,764,735	70,006,906

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2011	72,639,465	$726,000	$354,265,000	$(32,506,000)	$(264,728,000)	$57,757,000
Issuance of common stock upon exercise of stock options	12,100	1,000	18,000	—	—	19,000
Employee stock-based compensation costs	—	—	203,000	—	—	203,000
Non-employee stock-based compensation costs	—	—	4,000	—	—	4,000
Repurchase of common stock	—	—	—	(4,998,000)	—	(4,998,000)
Net income	—	—	—	—	2,426,000	2,426,000

Balance, March 31, 2012	72,651,565	$727,000	$354,490,000	$(37,504,000)	$(262,301,000)	$55,412,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$2,426,000	$2,399,000
Non-cash items in net income:
Depreciation and amortization	333,000	331,000
Employee stock-based compensation costs	203,000	108,000
Non-employee stock-based compensation costs	4,000	11,000
Changes in deferred taxes	68,000	5,000
Changes in operating assets and liabilities:
Receivables	(445,000)	584,000
Prepaid and other current assets	58,000	(124,000)
Accounts payable	(190,000)	(1,000)
Deferred revenue	207,000	314,000
Accrued and other liabilities	(131,000)	(213,000)

Net cash provided by operating activities	2,533,000	3,414,000
Investing activities:
Purchases of property and equipment	(228,000)	(208,000)
Purchase of commercial paper	—	(2,290,000)

Net cash used in investing activities	(228,000)	(2,498,000)
Financing activities:
Proceeds from exercise of stock options	19,000	1,239,000
Proceeds from exercise of warrants	—	23,000
Payment of license subscription note payable	—	(34,000)
Purchase of treasury shares	(4,998,000)	(5,000,000)

Net cash used in financing activities	(4,979,000)	(3,772,000)

Decrease in cash and cash equivalents	(2,674,000)	(2,856,000)
Cash and cash equivalents, beginning of period	20,680,000	24,619,000

Cash and cash equivalents, end of period	$18,006,000	$21,763,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

2. Recent Accounting Standards and Pronouncements

Testing for Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) amended guidance on testing goodwill for impairment. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The new guidance does not change how goodwill is calculated, nor does it revise the requirement to test goodwill annually for impairment or between tests if events or circumstances warrant. The amended guidance became effective for us on January 1, 2012. This new guidance did not have a material impact on our condensed consolidated financial statements.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued guidance that requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance removes the option to present the components of other comprehensive income (“OCI”) as part of the statement of stockholder’s equity. This guidance became effective for us for January 1, 2012, and must be applied retrospectively for all periods presented in the financial statements. The new guidance does not apply to entities that have no items of OCI in any period presented. This new guidance did not have a material impact on our condensed consolidated financial statements.

3. Stock Options and Stock-based Employee Compensation

As of March 31, 2012, there were 7,293,835 options outstanding and 536,313 available for grant. Of those options available for grant, 314,789 options were available for grant to employees and 221,524 were available for grant to the Company’s directors. For the three-month period ended March 31, 2012, the total stock-based employee compensation expense was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$25,000	$12,000
Research and development	21,000	13,000
Selling, general and administrative	157,000	83,000

Stock-based compensation expense	$203,000	$108,000

There were 12,100 stock options exercised for the three-month period ended March 31, 2012, and 410,800 stock options exercised for the three-month period ended March 31, 2011. The excess tax benefit recorded in the three-month period ended March 31, 2012 and 2011 related to these option exercises was $2,000 and $11,000, respectively. Deferred tax assets totaling $61,000 and $35,000, resulting from stock-based compensation expense relating to the Company’s U.S. operations, were recorded for the three-month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $1,986,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.31 years.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,147,450	$4.48
Granted at market price	470,000	$2.92
Cancelled or expired	(311,515)	$4.96
Exercised	(12,100)	$1.46

Outstanding at March 31, 2012	7,293,835	$4.37	4.74	$2,192,000

Options exercisable at March 31, 2012	6,205,712	$4.59	3.95	$2,005,000

For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to interest, taxes and non-cash activities:

	Three Months Ended March 31,
	2012	2011
Cash paid for interest	$—	$4,000
Cash income tax payments	$104,000	$59,000
Non-cash investing and financing activities:
Payables related to purchases of fixed assets	$—	$38,000

5. Receivables, net

	March 31, 2012	December 31, 2011
Receivables	$1,178,000	$711,000
Allowance for returns and doubtful accounts	(29,000)	(7,000)
Note receivable	458,000	458,000
Allowance for note receivable	(458,000)	(458,000)

Receivables, net	$1,149,000	$704,000

The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectible based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540,000. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2012.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three months ended March 31, 2012 and 2011, are as follows:

	March 31,
	2012	2011
Basic weighted average shares	63,022,777	67,182,916
Effect of dilutive securities:
Employee and director stock options	741,958	1,323,280
Warrants	—	1,500,710

Potential dilutive common shares	63,764,735	70,006,906

During the three months ended March 31, 2012, weighted average shares related to 5,064,681 stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was in excess of the market price and such stock options are therefore anti-dilutive. During the three months ended March 31, 2011, weighted average shares related to 3,713,714 stock options and 145,853 warrants were excluded from the calculation of diluted earnings per share because the stock options and warrants were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at March 31, 2012, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$3,606,000	$1,276,000	$1,882,000	$448,000

We have not entered into any material, non-cancelable purchase commitments at March 31, 2012.

Claims and Proceedings

We are subject to legal proceedings, claims, and litigation against our business. While the outcome of these matters is currently not determinable and the costs and expenses of prosecuting and defending these matters may be significant, we currently do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial statements.

8. Fair Value Measurements

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

9. Common Stock Repurchase Program

On November 9, 2011, the Company announced that its board of directors approved a share repurchase program authorizing the company to purchase up to $15,000,000 of its shares of common stock from time to time in the open market. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The share purchases will be funded from existing cash resources and may be suspended or discontinued at any time, however, the share repurchase program will expire on June 30, 2012. The Company repurchased 1,685,308 shares at an aggregate cost of $4,998,000 under this program during the three months ended March 31, 2012, and repurchased 2,184,353 shares at an aggregate cost of $6,000,000 under this program during the three months ended December 31, 2011.

10. Income Taxes

At the end of 2011, the Company recorded a $15,000,000 tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first quarter 2012 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2012 will exceed the estimate used at the end of 2011. For this reason, the Company offset its first quarter 2012 federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first quarter 2012 financial statements. The Company expects to follow this same methodology in the second and third quarters of 2012 and will reevaluate the need for its valuation allowance at December 31, 2012, following the same assessment that was performed at December 31, 2011. A substantial portion of the state deferred tax valuation allowance was reduced, and a tax benefit recognized, in the assessment performed at December 31, 2011. As a result, state deferred taxes were provided for in the three month period ended March 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leader in providing secure, Internet-based applications in a Software as a Service (“SaaS”) model. ZixCorp® Email Encryption Service enables the use of secure email for sensitive information exchange primarily in the healthcare, financial services, insurance and government sectors. More than 1,400 hospitals and over 1,700 financial institutions, including some of the most influential companies and government organizations, use our Email Encryption Service. WellPoint and the Securities and Exchange Commission (“SEC”) are among these notable customers. Our Email Encryption Service is enhanced by ZixDirectory®, which includes approximately 30 million members. ZixDirectory allows for emails to be sent seamlessly whenever possible, across the largest email encryption community in the world.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

First Quarter 2012 Summary of Operations

Financial

•	Revenue for the quarter ended March 31, 2012, was $10,301,000 compared with $9,271,000 for the same period in 2011, representing an 11% increase.

•	Gross margin for the quarter ended March 31, 2012, was $8,446,000 or 82% of revenues compared with $7,454,000 or 80% of revenues for the comparable period in 2011.

•	Net income for the quarter ended March 31, 2012, was $2,426,000 compared with net income of $2,399,000 in the comparable period in 2011.

•	Ending cash and cash equivalents were $18,006,000 on March 31, 2012, compared with $20,680,000 on December 31, 2011.

Operations

•	New first year orders (“NFYOs”) for the quarter ended March 31, 2012, were $1,705,000. As of March 31, 2012, backlog was $52,309,000.

Revenues

Email Encryption is a subscription-based service. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,		3-month Variance 2012 vs. 2011
	2012	2011	$	%
Revenues	$10,301,000	$9,271,000	1,030,000	11%

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

As of March 31, 2012, total backlog was $52,309,000 and we expect approximately 58% of the total backlog to be recognized as revenue during the next twelve months. As of March 31, 2012, the backlog was comprised of the following elements: $17,570,000 of deferred revenue that has been billed and paid, $5,682,000 billed but unpaid, and approximately $29,057,000 of unbilled contracts. The first quarter ending backlog was a 5% increase over the $49,652,000 backlog at the end of the first quarter 2011 and 3% below the ending backlog of $53,724,000 at December 31, 2011. Although our subscription model generally delivers sequential quarterly increases in our backlog, we do, from time to time as experienced in the first quarter of 2012, see minor decreases in backlog due to normal timing of renewal orders and the amortization of scheduled revenue on existing contracts.

Orders — Total orders were $9,051,000 and $8,973,000 for the three-month periods ended March 31, 2012 and 2011, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $1,705,000 and $1,492,000 for the three-month period ended March 31, 2012 and 2011, respectively.

Cost of Revenues

The following table sets forth a quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended March 31,		3-month Variance 2012 vs. 2011
	2012	2011	$	%
Cost of revenues	$1,855,000	$1,817,000	$38,000	2%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. A significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. The two percent period over period increase resulted from increases in average wages and benefits paid to existing staff, including a small increase in stock-based compensation expense.

Research and Development Expenses

The following table sets forth a quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended March 31,		3-month Variance 2012 vs. 2011
	2012	2011	$	%
Research and development expenses	$1,477,000	$1,313,000	$164,000	12%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The 12% period over period increase resulted primarily from additional research and development investments including wages and benefits of $96,000 due to the increase in average R&D headcount and additional contracted services of $63,000.

Selling, General and Administrative Expenses

The following table sets forth a quarter-over-quarter comparison of our selling, general and administrative expenses:

	Three Months Ended March 31,		3-month Variance 2012 vs. 2011
	2012	2011	$	%
Selling, general and administrative expenses	$4,330,000	$3,760,000	$570,000	15%

Selling, general and administrative expenses consist primarily of salary, stock-based compensation and benefit costs for marketing, sales, executive and administrative personnel as well as costs associated with advertising, promotions, professional services and general corporate activities. The period over period increase of $570,000 resulted primarily from; (i) higher sales commission expense of approximately $238,000 resulting from an increase in NFYOs and a decrease in deferred commissions, (ii) an increase in wages and benefits of approximately $52,000 resulting from an increase in average headcount, (iii) an increase in stock-based compensation expense of approximately $67,000, and (iv) an increase in professional fees, primarily outside legal counsel of $160,000.

Interest Expense

We incurred no interest expense for the three months ended March 31, 2012. Interest expense was $4,000 for the quarter ended March 31, 2011, and consisted of imputed interest related to a license subscription promissory note payable.

Investment and Other Income

Investment and other income was $5,000 and $46,000 for the three months ended March 31, 2012 and 2011, respectively. Other income consists of interest and other income items earned in the normal course of business.

Provision for Income Taxes

The provision for income taxes was $218,000 and $24,000 for the three-month periods ended March 31, 2012 and 2011, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $56,513,000 reserve because of the uncertainty of future taxable income levels sufficient to utilize the net operating losses and credits. Our March 31, 2012, provision of $218,000 includes $92,000 in state taxes currently payable based on gross revenues, $69,000 related to deferred state taxes, $36,000 related to the federal Alternative Minimum Tax, and $21,000 in taxes related to our Canadian operations. Our March 31, 2011, provision of $24,000 consisted of a benefit from refundable tax credits on our U.S. operations totaling $8,000, and taxes related to our Canadian operations totaling $19,000; and $13,000 in state taxes based on gross revenues.

There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended March 31, 2012. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At March 31, 2012, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $50,288,000, of its U.S. net deferred tax assets. The majority of this unreserved portion related to $41,083,000 in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $6,029,000 relating to temporary differences between GAAP and tax-related expense, $2,272,000 relating to U.S. state income tax credits and net operating loss carryovers, $895,000 related to Alternative Minimum Tax credits, and $9,000 of our Canadian deferred tax asset relating to temporary differences between GAAP and tax-related expense.

At the end of 2011, the Company recorded a $15,000,000 tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first quarter 2012 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2012 will exceed the estimate used at the end of 2011. For this reason, the Company offset its first quarter 2012 federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first quarter 2012 financial statements. The Company expects to follow this same methodology in the second and third quarters of 2012 and will reevaluate the need for its valuation allowance at December 31, 2012, following the same assessment methodology that was performed at December 31, 2011. Adjusting our valuation allowance could have a significant impact on operating results in the period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Income

The net income for the three months ended March 31, 2012, of $2,426,000 is a slight improvement of $27,000 compared to the net income of $2,399,000 for the same period last year. Our increased revenue and resulting higher gross margin was offset by increased R&D and SG&A spending, and a higher tax expense as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At March 31, 2012, our cash and cash equivalents totaled $18,006,000 and we held no debt. Our revenue growth is expected at approximately 10% to 15% for the full year 2012 compared to 2011.

Cash and cash equivalents at March 31, 2012, were $18,006,000, a decrease of $2,674,000 from the December 31, 2011, balance. This decrease was primarily driven by the repurchase of $4,998,000 of our common stock under a repurchase program approved by our Board of Directors in November 2011. Approximately $4,000,000 remained in this program as of March 31, 2012. The program is set to expire June 30, 2012. This decrease in cash was partially offset by cash collections from customers, and relatively flat accounts payable and accrued expenses.

We believe a significant portion of all other spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.

Sources and Uses of Cash Summary

	Three Months Ended March 31,
	2012	2011
Net cash provided by operations	$2,533,000	$3,414,000
Net cash used in investing activities	$(228,000)	$(2,498,000)
Net cash used in financing activities	$(4,979,000)	$(3,772,000)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first quarter of 2012 consisted of computer and networking equipment purchases. In the first quarter 2011, we utilized $2,290,000 to purchase commercial paper and $208,000 to purchase computer and networking equipment.

Cash used in financing activities in the first quarter of 2012 included the $4,998,000 repurchase of common stock described above. We also repurchased $5,000,000 of common stock in the first quarter of 2011 and funded a $34,000 promissory note associated with computer operating system licenses. These usages were partially offset by $1,262,000 received from the exercise of stock options and warrants in the first quarter 2011.

Options and Warrants of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of March 31, 2012. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Shares	Total Value of Outstanding Shares	Vested Shares (included in Outstanding shares)	Total Value of Vested Shares
$1.11 - $1.99	1,333,967	$2,047,000	1,260,179	$1,915,000
$2.00 - $3.49	1,496,548	4,078,000	887,097	2,397,000
$3.50 - $4.99	2,809,234	12,140,000	2,404,350	10,579,000
$5.00 - $5.99	362,594	1,820,000	362,594	1,820,000
$6.00 - $8.99	498,700	3,262,000	498,700	3,262,000
$9.00 - $11.50	792,792	8,496,000	792,792	8,496,000

Total	7,293,835	$31,843,000	6,205,712	$28,469,000

All 145,853 warrants remaining at December 31, 2011, expired in January 2012.

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at March 31, 2012, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$3,606,000	$1,276,000	$1,882,000	$448,000

We have not entered into any material, non-cancelable purchase commitments at March 31, 2012.

We have severance agreements with certain employees which would require the Company to pay approximately $1,629,000 if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 7 to the Condensed Consolidated Financial Statements set forth in this Form 10-Q.

ITEM 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	616,349	$2.98	616,349	$7,164,000
February 1, 2012 to February 29, 2012	218,200	$2.93	218,200	$6,524,000
March 1, 2012 to March 31, 2012	850,759	$2.96	850,759	$4,002,000

Total	1,685,308	$2.97	1,685,308	$4,002,000

[1]

The shares were repurchased under the $15 million stock repurchase program announced November 9, 2011 and expiring June 30, 2012. No shares were purchased other than through publicly announced programs during the periods shown.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated September 13, 2011. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated September 19, 2011, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZIX CORPORATION

Date: May 4, 2012	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)