Form 10-Q
period 2012-09-30
ZIX CORP
filed 2012-11-07
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common Stock, par value $0.01 per share	61,264,533

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,031,000	$20,680,000
Receivables, net	1,156,000	704,000
Prepaid and other current assets	1,233,000	1,422,000
Deferred tax assets	1,490,000	1,551,000

Total current assets	26,910,000	24,357,000
Property and equipment, net	2,275,000	2,228,000
Goodwill	2,161,000	2,161,000
Deferred tax assets	48,785,000	48,806,000

Total assets	$80,131,000	$77,552,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456,000	$396,000
Accrued expenses	2,817,000	1,896,000
Deferred revenue	19,193,000	16,568,000

Total current liabilities	22,466,000	18,860,000
Long-term liabilities:
Deferred revenue	690,000	795,000
Deferred rent	93,000	140,000

Total long-term liabilities	783,000	935,000

Total liabilities	23,249,000	19,795,000
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 73,165,433 issued and 61,264,533 outstanding at September 30, 2012 and 72,639,465 issued and 63,819,531 outstanding at December 31, 2011	728,000	726,000
Additional paid-in capital	355,375,000	354,265,000
Treasury stock, at cost; 11,900,900 common shares at September 30, 2012 and 8,819,934 common shares at December 31, 2011	(41,506,000)	(32,506,000)
Accumulated deficit	(257,715,000)	(264,728,000)

Total stockholders’ equity	56,882,000	57,757,000

Total liabilities and stockholders’ equity	$80,131,000	$77,552,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$11,023,000	$9,558,000	$31,667,000	$28,260,000
Cost of revenues	1,887,000	1,789,000	5,554,000	5,362,000

Gross margin	9,136,000	7,769,000	26,113,000	22,898,000
Operating expenses:
Research and development	2,046,000	1,343,000	4,988,000	3,948,000
Selling, general and administrative	5,020,000	3,754,000	13,720,000	11,310,000

Total operating expenses	7,066,000	5,097,000	18,708,000	15,258,000

Operating income	2,070,000	2,672,000	7,405,000	7,640,000
Other income, net	6,000	18,000	16,000	79,000

Income before income taxes	2,076,000	2,690,000	7,421,000	7,719,000
Income tax benefit (expense)	(133,000)	(119,000)	(409,000)	(132,000)

Net Income	$1,943,000	$2,571,000	$7,012,000	$7,587,000

Basic income per common share	$0.03	$0.04	$0.11	$0.12

Diluted income per common share	$0.03	$0.04	$0.11	$0.11

Basic weighted average common shares outstanding	60,896,042	64,140,926	61,671,214	65,499,763

Diluted weighted average common shares outstanding	61,472,352	65,927,794	62,316,809	67,727,404

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2011	72,639,465	$726,000	$354,265,000	$(32,506,000)	$(264,728,000)	$57,757,000
Issuance of common stock upon exercise of stock options	174,968	2,000	306,000	—	—	308,000
Issuance of restricted common stock	351,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	796,000	—	—	796,000
Non-employee stock-based compensation costs	—	—	8,000	—	—	8,000
Repurchase of common stock	—	—	—	(9,000,000)	—	(9,000,000)
Net income	—	—	—	—	7,012,000	7,012,000

Balance, September 30, 2012	73,165,433	$728,000	$355,375,000	$(41,506,000)	$(257,715,000)	$56,882,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$7,012,000	$7,587,000
Non-cash items in net income:
Depreciation and amortization	988,000	1,020,000
Employee stock-based compensation costs	796,000	369,000
Non-employee stock-based compensation costs	8,000	44,000
Changes in deferred taxes	82,000	3,000
Changes in operating assets and liabilities:
Receivables	(452,000)	453,000
Prepaid and other assets	189,000	133,000
Accounts payable	75,000	(272,000)
Deferred revenue	2,520,000	1,321,000
Accrued and other liabilities	874,000	3,000

Net cash provided by operating activities	12,092,000	10,661,000
Investing activities:
Purchases of property and equipment	(1,049,000)	(1,103,000)
Purchase of commercial paper	—	(2,290,000)

Net cash used in investing activities	(1,049,000)	(3,393,000)
Financing activities:
Proceeds from exercise of stock options	308,000	1,778,000
Proceeds from exercise of warrants	—	1,259,000
Payment of license subscription note payable	—	(186,000)
Purchase of treasury shares	(9,000,000)	(15,000,000)

Net cash used by financing activities	(8,692,000)	(12,149,000)

Increase (decrease) in cash and cash equivalents	2,351,000	(4,881,000)
Cash and cash equivalents, beginning of period	20,680,000	24,619,000

Cash and cash equivalents, end of period	$23,031,000	$19,738,000

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation of such periods have been included and are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2012, are not necessarily indicative of the results to be expected for any future interim periods or for the full fiscal year.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

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

As of September 30, 2012, there were 7,670,947 options outstanding and 1,415,000 shares available for grant.

Stock Option Activity

There were 32,600 and 174,968 stock options exercised for the three and nine month periods ended September 30, 2012, respectively. There were 84,783 and 720,374 stock options exercised for the three and nine month periods ended September 30, 2011, respectively. There was a $9,000 excess tax benefit recorded in the three month period ended September 30, 2012, related to the 32,600 options exercises. The excess tax benefit recorded in the nine month period ended September 30, 2012, related to the 174,968 option exercises was $10,000. A deferred tax asset totaling $219,000 and $120,000, resulting from stock-based compensation expense associated with options relating to the Company’s U.S. operations, was recorded for the nine month periods ended September 30, 2012 and 2011, respectively.

The following is a summary of all stock option transactions during the three months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	7,169,547	$4.41
Granted at market price	589,000	$2.50
Cancelled or expired	(55,000)	$3.54
Exercised	(32,600)	$1.74

Outstanding at September 30, 2012	7,670,947	$4.28	4.72	$2,129,000

Options exercisable at September 30, 2012	6,261,948	$4.60	3.69	$1,833,000

Of the above-described stock options outstanding at September 30, 2012, 2,297,052 of such stock options outstanding had an exercise price lower than the market price of the Company’s common stock.

For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Restricted Stock Activity

The following is a summary of all restricted stock activity during the three months ended September 30, 2012:

	Restricted Shares	Weighted Average Fair Value
Outstanding at June 30, 2012	—	—
Granted at market price	351,000	$2.49
Vested	—	—
Cancelled	—	—

Unvested restricted stock at September 30, 2012	351,000	$2.49

Restricted Stock Unit Activity

The following is a summary of all restricted stock unit (“RSU”) activity during the three months ended September 30, 2012:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at June 30, 2012	—	—
Granted at market price	113,000	$2.49
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at September 30, 2012	113,000	$2.49

The weighted average grant-date fair value of awards of restricted stock and RSU’s (collectively “restricted stock”) is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and nine month periods ended September 30, 2012, the total stock-based employee compensation expense resulting from stock options, restricted stock, and RSU’s was recorded to the following line items of the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Cost of revenues	$38,000	$94,000
Research and development	44,000	91,000
Selling, general and administrative	255,000	611,000

Stock-based compensation expense	$337,000	$796,000

As of September 30, 2012, there was $3,467,000 of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the incentive plans. This cost is expected to be recognized over a weighted average period of 1.75 years.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to interest, taxes and non-cash activities:

	Nine Months Ended September 30,
	2012	2011
Cash paid for interest	$—	$7,000
Cash income tax payments	$295,000	$172,000
Non-cash investing and financing activities:
Payables related to purchases of fixed assets	$14,000	$96,000

5. Receivables, net

	September 30, 2012	December 31, 2011
Receivables	$1,192,000	$711,000
Allowance for returns and doubtful accounts	(36,000)	(7,000)
Note receivable	458,000	458,000
Allowance for note receivable	(458,000)	(458,000)

Receivables, net	$1,156,000	$704,000

The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectible based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540,000. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at September 30, 2012.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of common shares potentially outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Basic weighted average shares	60,896,042	64,140,926	61,671,214	65,499,763
Effect of dilutive securities:
Employee and director stock options	553,717	878,992	638,064	1,055,906
Restricted stock	17,091	—	5,697	—
RSU’s	5,502	—	1,834	—
Warrants	—	907,876	—	1,171,735

Potential dilutive common shares	61,472,352	65,927,794	62,316,809	67,727,404

During the three and nine month periods ended September 30, 2012, weighted average shares of 5,947,939 and 5,536,358 respectively, related to stock options were excluded from the calculation of diluted earnings per share because the option exercise prices exceeded the market price of ZixCorp’s common stock on that date, and the options were therefore anti-dilutive. During the three and nine month periods ended September 30, 2011, weighted average shares of 4,831,146 and 4,341,573 respectively, related to anti-dilutive stock options were excluded from the calculation of diluted earnings per share. During each of those periods, 145,853 of shares related to anti-dilutive warrants were excluded from that calculation.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at September 30, 2012, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$3,123,000	$1,385,000	$1,413,000	$325,000	—

We have not entered into any material, non-cancelable purchase commitments at September 30, 2012.

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

10. Income Taxes

At the end of 2011, the Company recorded a $15,000,000 tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on 2012 earnings for the first nine months of 2012, the Company believes its future taxable earnings estimate to be established at the end of 2012 will exceed the estimate used at the end of 2011. For this reason, the Company offset its first, second, and third quarter 2012 deferred tax provision by reducing its valuation allowance by an equal amount; thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first, second, and third quarter 2012 financial statements. The Company will reevaluate the need for its valuation allowance at December 31, 2012, following the same assessment that was performed at December 31, 2011. A substantial portion of the state deferred tax valuation allowance was reduced, and a tax benefit recognized, in the assessment performed at December 31, 2011. As a result, state deferred taxes were provided for in the nine month period ended September 30, 2012.

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

Overview

We are a leader in providing secure, Internet-based applications in a Software as a Service (“SaaS”) model. ZixCorp® Email Encryption Service enables the use of secure email for sensitive information exchange primarily in the healthcare, financial services, insurance and government sectors. More than 1,500 hospitals and over 1,800 financial institutions, including some of the most influential companies and government organizations, use our Email Encryption Service. Wellpoint and the Securities and Exchange Commission (“SEC”) are among these notable customers. Our Email Encryption Service is enhanced by ZixDirectory®, which includes approximately 33 million members. ZixDirectory allows for emails to be sent seamlessly whenever possible, across the largest email encryption community in the world.

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

Results of Operations

Third Quarter 2012 Summary of Operations

Financial

•	Revenue for the quarter ended September 30, 2012, was $11,023,000 compared with $9,558,000 for the same period in 2011 representing a 15% increase.

•	Gross margin for the quarter ended September 30, 2012, was $9,136,000 or 83% of revenues compared with $7,769,000 or 81% of revenues for the comparable period in 2011.

•	Net income for the quarter ended September 30, 2012, was $1,943,000 compared with net income of $2,571,000 for the same period in 2011.

•	Ending cash and cash equivalents were $23,031,000 on September 30, 2012, compared with $20,680,000 on December 31, 2011.

Operations

•	New first year orders (“NFYOs”) for the quarter ended September 30, 2012, were $2,586,000. As of September 30, 2012, backlog was $57,010,000.

Revenues

Email Encryption is a subscription-based service. The following table sets forth a period-over-period comparison of the Company’s revenues:

	Three Months Ended September 30,		3-month Variance 2012 vs. 2011		Nine Months Ended September 30,		9-month Variance 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
Revenues	$11,023,000	$9,558,000	$1,465,000	15%	$31,667,000	$28,260,000	$3,407,000	12%

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

As of September 30, 2012, total backlog was $57,010,000 and we expect approximately 57% of the total backlog to be recognized as revenue during the next twelve months. The backlog as of September 30, 2012, was comprised of the following elements: $19,882,000 of deferred revenue that has been billed and paid, $5,325,000 billed but unpaid, and approximately $31,803,000 of unbilled contracts.

Orders — Total orders were $12,660,000 and $9,687,000 for the three month periods ended September 30, 2012 and 2011, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2,586,000 and $1,641,000 for the three months ended September 30, 2012 and 2011, respectively.

Cost of Revenues

The following table sets forth a period-over-period comparison of the cost of revenues:

	Three Months Ended September 30,		3-month Variance 2012 vs. 2011		Nine Months Ended September 30,		9-month Variance 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
Cost of revenues	$1,887,000	$1,789,000	$98,000	5%	$5,554,000	$5,362,000	$192,000	4%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. A significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. The five percent increase in the third quarter of 2012 compared to the same quarter last year as well as the four percent increase for the year to date comparative periods, resulted primarily from increases in average wages and benefits for existing staff plus minor increases in software maintenance and software license expenses.

Research and Development Expenses

The following table sets forth a period-over-period comparison of our research and development expenses:

	Three Months Ended September 30,		3-month Variance 2012 vs. 2011		Nine Months Ended September 30,		9-month Variance 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
Research and Development	$2,046,000	$1,343,000	$703,000	52%	$4,988,000	$3,948,000	$1,040,000	26%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, plus the cost of development contractors and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The $703,000 increase in the third quarter of 2012 compared to the same quarter last year resulted primarily from additional research and development investments including wages and benefits of $241,000 due to increases in average R&D headcount and contracted services of $461,000. Similarly, the $1,040,000 increase for the nine months ended September 30, 2012, compared to the same period last year resulted primarily from additional research and development investment including wages and benefits of $450,000 due to an increase in average R&D headcount, and increases of $568,000 in contracted services and other expenses totaling approximately $22,000.

We will further increase our R&D spending in the fourth quarter of 2012 to address two new product opportunities in email data loss prevention (“DLP”) and “Bring Your Own Device” (“BYOD”) security management. Our plan is to launch our new DLP product in early 2013 and our new BYOD solution in the middle of 2013.

Selling, General and Administrative Expenses

The following table sets forth a period-over-period comparison of our selling, general and administrative expenses:

	Three Months Ended September 30,		3-month Variance 2012 vs. 2011		Nine Months Ended September 30,		9-month Variance 2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
Selling, general and administrative	$5,020,000	$3,754,000	$1,266,000	34%	$13,720,000	$11,310,000	$2,410,000	21%

Selling, general and administrative expenses consist primarily of salary, sales commissions, stock-based compensation and benefit costs for marketing, sales, executive and administrative personnel as well as costs associated with advertising, promotions, professional services and general corporate activities. The increase of $1,266,000 in the third quarter of 2012 compared to 2011 resulted primarily from; (i) higher sales commissions and incentive plan bonus accruals of $403,000, (ii) an increase in wages and benefits of approximately $76,000 resulting from an increase in average headcount, (iii) an increase in professional fees, primarily outside legal fees of $353,000, (iv) an increase in stock-based compensation expense of $103,000, (v) an increase in consulting expenses, primarily marketing, of $252,000 and other miscellaneous increases totaling $80,000. For the nine month period ended September 30, 2012 compared to the same period last year, SG&A expenses increased $2,410,000. This increase resulted primarily from; (i) higher sales commissions and incentive bonus accruals of approximately $766,000, (ii) an increase in wages and benefits of approximately $197,000 resulting from an increase in average headcount, (iii) an increase in stock-based compensation expense of approximately $299,000, (iv) an increase in consulting, primarily marketing of $252,000, and (v) an increase in professional fees, primarily outside legal counsel, of $727,000, and other net increases of $169,000.

Interest Expense

We incurred no interest expense in the three months ended September 30, 2012, and incurred $1,000 for the nine months ended September 30, 2012. We incurred no interest expense in the three months ended September 30, 2011, and incurred $7,000 for the nine months ended September 30, 2011, consisting of imputed interest related to a license subscription promissory note payable.

Investment and Other Income

Investment and other income was $6,000 and $17,000 for the three and nine months ended September 30, 2012, respectively. Investment and other income was $8,000 and $76,000 for the three and nine months ended September 30, 2011, respectively. Other income consists of interest and other income items earned in the normal course of business.

Provision for Income Taxes

The provision for income taxes was $133,000 and $119,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $409,000 and $132,000 for the nine month periods ended September 30, 2012 and 2011, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $55,055,000 reserve because of the uncertainty of future taxable income levels sufficient to utilize the net operating losses. Our September 30, 2012, provision of $409,000 includes $144,000 in state taxes currently payable based on gross revenues, $82,000 related to deferred state taxes, $124,000 related to the federal Alternative Minimum Tax, and $59,000 in taxes related to our Canadian operations. Our September 30, 2011 provision of $132,000 consisted of a benefit from refundable tax credits on our U.S. operations totaling $4,000, and taxes related to our Canadian operations totaling $54,000; and $80,000 in state taxes based on gross revenues.

There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the same comparative periods. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three month period ended September 30, 2012. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At September 30, 2012, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $50,275,000, of its U.S. net deferred tax assets. The majority of this unreserved portion related to $40,845,000 in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $6,179,000 relating to temporary differences between GAAP and tax-related expense, $2,259,000 relating to U.S. state income tax credits and net operating loss carryovers, $983,000 related to Alternative Minimum Tax credits, and $9,000 of our Canadian deferred tax asset relating to temporary differences between GAAP and tax-related expense.

At the end of 2011, the Company recorded a $15,000,000 tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first, second and third quarter 2012 actual earnings, the Company believes its future taxable earnings estimate to be established at the end of 2012 will exceed the estimate used at the end of 2011. For this reason, the Company offset its first, second and third quarter 2012 federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first, second and third quarter 2012 financial statements. The Company will reevaluate the need for its valuation allowance at December 31, 2012, following the same assessment methodology that was performed at December 31, 2011. Adjusting our valuation allowance could have a significant impact on operating results in the period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Income

The net income for the quarter ended September 30, 2012, of $1,943,000 is a $628,000 decline compared to the net income of $2,571,000 for the same period last year. Our increased revenue and resulting higher gross margin was offset by increased R&D and SG&A spending, and a higher tax expense, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash, cash equivalents, commercial paper and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At September 30, 2012, our cash, cash equivalents, and commercial paper totaled $23,031,000 and we held no debt.

Cash, cash equivalents and commercial paper at September 30, 2012, were $23,031,000, an increase of $2,351,000 from the December 31, 2011, balance. This increase includes the repurchase of approximately $9,000,000 of our common stock under a repurchase program approved by our Board of Directors in November 2011. We completed the share repurchase program during May 2012. This decrease in cash was partially offset by cash generated from the exercise of stock options, cash collections from customers, and relatively flat accounts payable and accrued expenses.

We believe a significant portion of all other spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.

Sources and Uses of Cash Summary

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operations	$12,092,000	$10,661,000
Net cash used in investing activities	$(1,049,000)	$(3,393,000)
Net cash used in financing activities	$(8,692,000)	$(12,149,000)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first nine months of 2012 consisted of computer and networking equipment purchases. In the first nine months of 2011, we utilized $2,290,000 to purchase commercial paper and $1,103,000 to purchase computer and networking equipment

Cash used in financing activities in the first nine months of 2012 included the $9,000,000 repurchase of common stock described above. We repurchased $15,000,000 of common stock in the first nine months of 2011 and funded a $186,000 promissory note associated with computer operating system licenses in the first nine months of 2011. These usages were partially offset by $308,000 received from the exercise of stock options in the first nine months of 2012 and $3,037,000 received from the exercise of stock options and warrants in the first nine months of 2011.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash from additional option exercises is not certain. The following table summarizes the options that were outstanding as of September 30, 2012. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding	Total Value Outstanding	Vested (included in Outstanding)	Total Value of Vested
$1.11 - $1.99	1,173,139	$1,763,000	1,138,469	$1,700,000
$2.00 - $3.49	2,088,508	5,563,000	1,022,646	2,746,000
$3.50 - $4.99	2,755,214	11,943,000	2,446,747	10,753,000
$5.00 - $5.99	362,594	1,820,000	362,594	1,820,000
$6.00 - $8.99	498,700	3,262,000	498,700	3,262,000
$9.00 - $11.00	792,792	8,496,000	792,792	8,496,000

Total	7,670,947	$32,847,000	6,261,948	$28,777,000

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at September 30, 2012, is as follows:

	Payments Due by Period
	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$3,123,000	$1,385,000	$1,413,000	$325,000	—

We did not enter into any other material, non cancelable purchase commitments during the three month period ended September 30, 2012.

We have severance agreements with certain employees which would require the Company to pay approximately $2,227,000 if all such employees separated from employment with our Company in certain circumstances, including a “Change of Control” or termination without “Cause,” as defined in the severance agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Employment Termination Benefits Agreements

Commencing in earnest in June 2012, the Company undertook a comprehensive effort to conform the terms in various forms of employee severance agreements, separation pay agreements and other types of employee agreements and to better reflect current compensation market practices. Consistent with this process, and in order to reflect new forms of stock-based awards that were recently authorized by the Company’s stockholders, a new Employment Termination Benefits Agreement (“New EBTA”) was approved by the Compensation Committee of our Board in October, 2012.

Between the dates of November 2, 2012, and November 6, 2012, the Company entered into New ETBAs with the following executive officers:

Richard D. Spurr, Chairman, Chief Executive Officer and President;

James F. Brashear, Vice President, General Counsel and Secretary;

Michael W. English, Vice President and Chief Financial Officer; and

David J. Robertson, Vice President, Engineering.

The New ETBAs provide the executive with a severance payment in the event that he: (i) resigns from employment with the Company within 24 months after a change in control for good reason (as such terms are defined in the ETBA), or (ii) is terminated by the Company other than for cause (as such term is defined in the ETBA). Mr. Spurr’s New ETBA provides for a severance payment in the event of his resignation for a good reason, regardless of the occurrence of a change in control. The severance payment consists of an amount equal to: (i) the executive’s base salary for a period of (A) six months or, if greater (B) one month for every full twelve month period that the executive was employed by the Company prior to termination, provided that in no event will such payment exceed twelve month’s pay, plus (ii) the excess of (A) the cost for the executive to continue any group medical, dental, vision and/or prescription drug plan benefits to which the executive and/or his or her eligible dependents would be entitled under COBRA for the number of months used to calculate the severance payment, over (B) the amount that the executive would have had to pay for such coverage if he had remained employed during such period of time and paid the active executive rate for such coverage. Mr. Spurr’s severance payment period is twelve months. The severance payment will be paid in equal monthly payments over the number of months of base salary used to calculate the severance payment.

The New ETBAs replace prior severance arrangements with certain of the executives (“Prior ETBAs”), which provided for base salary continuation for twelve months, in the case of Mr. Spurr, and six months for the other named executive officers. Mr. Spurr’s Prior ETBA also provided that the Company would pay the cost of continuation of COBRA benefits for twelve months. It also provided for severance pay and acceleration of options if he resigned for good reason regardless of a change in control.

In addition, the New ETBAs address the treatment of the executive’s equity awards under certain circumstances, as follows:

•

upon the occurrence of a change in control in which the stock awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control; (i) any outstanding options and stock appreciation rights (“SARs”) held by the executive will become fully vested and exercisable; (ii) any time-based restrictions on other outstanding stock awards held by the executive will lapse; and (iii) the payout opportunities attainable under any outstanding performance-based awards held by the executive will vest based on target or actual performance (depending on the time during the performance period in which the change in control occurs) and the awards will pay out on a pro rata basis, based on the time elapsed during the performance period prior to the change in control;

•

upon the occurrence of a change in control in which the stock awards are assumed by the surviving entity or otherwise equitably converted or substituted in connection with a change in control, then, if, within two years after the effective date of the change in control; either (a) the Company or the surviving entity terminates the executive’s employment other than for cause or (b) the executive resigns for a good reason: (i) any outstanding options and SARs held by the executive will become fully vested and exercisable; (ii) any time-based vesting restrictions on other outstanding awards held by the executive will lapse; and (iii) the payout opportunities attainable under any outstanding performance-based awards held by the executive will vest based on target or actual performance (depending on the time during the performance period in which the date of termination occurs) and the awards will pay out on a pro rata basis, based on the time elapsed during the performance period prior to the date of termination; and

•

in the event that the Company terminates the executive’s employment other than for cause absent a change in control, then (i) any outstanding stock options or SARs held by the executive will immediately become fully exercisable; (ii) any time-based restrictions on other outstanding stock awards held by the executive will lapse, and (iii) the payout opportunities attainable under any outstanding performance-based awards held by the executive will vest based on actual performance, and the awards will pay out following completion of the relevant performance period on a pro rata basis, based on the time elapsed during the performance period prior to the date of termination. Mr. Spurr’s New ETBA provides that his resignation for good reason is deemed a termination other than for cause for all purpose under the ETBA.

The executive is not entitled to any benefits upon the occurrence of his death, resignation (other than in certain circumstances, as provided above) or termination for cause or on account of disability (as such terms are defined in the ETBA).

The New ETBAs also restrict the executives from competing with the Company and soliciting any of its employees or customers during the term of their employment and for six months thereafter.

ITEM 6. EXHIBITS

a. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated September 13, 2011. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated September 19, 2011, and incorporated herein by reference.

10.1*	Form of Employment Termination Benefits Agreement.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1***	101. INS (XBRL Instance Document)

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

ZIX CORPORATION
Date: November 7, 2012	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)