Form 10-K
period 2012-12-31
ZIX CORP
filed 2013-03-13
CIK 855612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 8, 2013, there were 61,813,426 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2012, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $140,547,514.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2013 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Zix Corporation (“ZixCorp®,” the “Company,” “we,” “our,” or “us”) offers email encryption and data loss prevention solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, financial services, insurance and government sectors. Our Email Encryption Service enables the secure exchange of email for sensitive information and offers the industry’s only fully transparent delivery, such that secure email can be sent and received without extra steps or passwords. ZixCorp has the world’s largest email encryption community with tens of millions of members and growing by approximately 100,000 members per week. Our members include all federal financial regulators—such as the Federal Financial Institutions Examination Council (FFIEC)—divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), the Financial Industry Regulatory Agency (FINRA), one in every five banks, more than 30 Blue Cross Blue Shield organizations and one in every five hospitals.

ZixCorp® Email Encryption is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies. It is a Software-as-a-Service (SaaS) solution, for which customers pay an annual service subscription fee. ZixCorp’s main differentiation in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of secure, encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on receivers, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the receiver’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery by (1) ZixDirectory®, the world’s largest email encryption community which is designed to share identities, (2) ZixCorp’s Best Method of Delivery™, which is designed to deliver email according to the sender’s encryption policy, and (3) ZixGateway®, which is an enterprise gateway that automatically decrypts the message. The result is secure encrypted email exchange that is transparent for both sender and receiver.

On February 14, 2013, ZixCorp announced the launch of ZixDLPTM, an email-specific data loss prevention (“DLP”) solution. By focusing strictly on email, ZixCorp addresses business’s greatest source of data loss – email. The straightforward DLP approach decreases the complexity and cost often associated with other DLP solutions. ZixDLP is also designed to reduce deployment time from months to hours and minimize impact on customer resources and workflow. In addition, ZixDLP offers a convenient experience for both employees interacting with the solution and administrators managing the system.

Leveraging the company’s leadership and expertise in email encryption, ZixDLP was developed to use ZixCorp’s proven policy and content scanning capabilities with new quarantine functionality. The quarantine system and its intuitive interface allow administrators to (1) easily define policies and create custom lexicons for quarantining email messages, (2) conveniently manage quarantined messages using flexible searching and filtering options, (3) release or delete individual or multiple quarantined messages with one click, (4) review reports that monitor quarantine activities and trends and (5) automate custom notifications informing employees of quarantined messages.

ZixDLP is available as an add-on for existing ZixCorp customers or as a bundle with ZixCorp Email Encryption for new customers. ZixDLP is also available as a standalone solution that can easily integrate with most email systems and email encryption solutions.

Our business operations and service offerings are supported by the ZixData Center™, a SysTrust/SOC3 certified, SOC2 accredited, PCI Level 1, DSS V2.0 certified facility. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust/SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 (formerly SAS70 Type II) report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day with a proven 99.99% reliability rate.

Our company was incorporated in Texas in 1988. Originally named Amtech Corporation, we changed our name to ZixIt® Corporation in 1999 when we entered the encrypted email market. In 2002, we became Zix Corporation. Our executive offices are located at 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.

Overview

Email is a mission-critical means of communication for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted along the path between a sender and a recipient, which permits theft, redirection, manipulation or exposure to unauthorized parties. Failure to control and manage such risks can result in enforcement penalties for noncompliance under numerous different regulations, in addition to damaged reputation, competitive disadvantage, a loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage. For example, healthcare organizations, business associates and sub-contractors are subject to the Final Privacy, Security, and Enforcement Rules of Health Information Portability Accountability Act (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). Financial institutions are subject to data privacy laws included in the Gramm-Leach-Bliley Act (“GLBA”). In addition, individual states such as Massachusetts and Nevada have enacted state laws requiring encryption of certain email messages and information.

Corporations require easy to use, cost-effective email protection that can be used on an enterprise-wide basis. They need it to be quickly deployed and regularly updated to evolve with innovative technology practices and meet changing regulatory standards. To satisfy these needs, our Email Encryption Service provides a comprehensive solution that analyzes and encrypts email communications.

Our Email Encryption Service allows a user to send encrypted email to any email user, anywhere and on any internet enabled device. Encrypted email is delivered through the ZixCorp Best Method of Delivery protocol which automatically determines the most direct and appropriate means of delivery, based on the sender’s and recipient’s communications environment and preferences. The protocol supports a number of encrypted email delivery mechanisms, including S/MIME, TLS, OpenPGP, “push” delivery and secure portal “pull” delivery. These last two mechanisms enable users to send messages securely to anyone with an email address, including those who do not have an encryption tool. Our Best Method of Delivery makes the technology simple for end users and provides flexibility and ease of implementation for information technology professionals. We believe the ability to send messages through different modes of delivery is one of many differentiators making our Email Encryption Service superior to competitive offerings.

The deployment of our Email Encryption Service at the periphery of the customer’s network means our Email Encryption Service encrypts outbound email for an enterprise without the need to create, deploy or manage end user encryption keys or deploy desktop software. Our technology solutions are easy to use, easy to deploy, and can be made operational quickly.

Our service has an integrated policy management capability. This policy engine can inspect the contents of emails and apply policies matching specific industry criteria such as HIPAA, the HITECH Act and GLBA. Customers can also build their own custom policies. This policy driven email encryption for regulatory compliance means customers can reduce the training required of their staff and significantly reduce the risk of inadvertently sending sensitive content by regulating the method of delivery through preset policies.

Our Email Encryption Service employs a centralized directory of users called the ZixDirectory, which is another key differentiator of our offering. The ZixDirectory operates as a global community for email encryption users and today contains approximately 35 million members. The ZixDirectory adds members at a rate of approximately 100,000 new members per week.

Competition

The most significant differentiator for ZixCorp’s Email Encryption Service as compared with our competition is ease of use. The best example of our unequalled ease of use is transparent delivery of encrypted email messages. We are able to deliver transparent email encryption as a result of our SaaS architecture, ZixDirectory, Best Method of Delivery and ZixGateway. The most critical and highly differentiated component of our solution is the ZixDirectory which provides the ability to share user identities for encryption, which in turn provides interoperability between users in a community of interest such as healthcare, finance or government.

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

Our capability to offer interoperability is particularly important when it is necessary to communicate with external networks, as is the case with the healthcare and financial services markets. Our customers become part of the ZixDirectory, a global “white pages” enabling transparent secure communications with other ZixGateway customers using our centralized key management system and overall unique approach to implementing secure e-mail. We enable secure communications with other users via TLS, Open PGP, “push” delivery and secure portal “pull” delivery mechanisms. However, we believe our unique transparent delivery is the more preferred delivery model.

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

Regulatory Drivers

We have been successful in securing additional market penetration for our Email Encryption Service in our target vertical markets of healthcare, finance services and government. There was a significant increase in demand in the healthcare sector leading up to the April 2005 HIPAA Security Rule deadline and sales in this sector have remained generally strong since that time. The HITECH Act expanded the scope of HIPAA. Key elements of the HITECH ACT relating to HIPAA include increased penalties for violations, stricter and more onerous breach notification requirements, an expanded reach of the law to include previously uncovered business associates (“BAs”), and the ability for states to pursue HIPAA violations in addition to the U.S Department of Health and Human Services (“HHS”). Pursuant to the HITECH Act, the Office for Civil Rights conducted 115 audits of covered entities during 2012 to assess privacy and security compliance. In January 2013, HHS released the Final “Omnibus” Privacy, Security, and Enforcement Rules of HIPAA and the HITECH Act. These Final Rules expanded liability for BAs, extended regulatory compliance to BA sub-contractors and removed the previous “Harm Threshold” for breach notifications. The Final Rules take effect March 26, 2013, and compliance is required by September 23, 2013. The Company believes these changes will continue to increase demand for email encryption by broadening the potential market and providing further incentive for potential customers to adopt email encryption technology.

Additional federal regulations promulgated under GLBA, HIPAA and the HITECH Act and state laws and regulations across the country have enhanced security awareness in vertical markets outside of healthcare, and have prompted affected organizations to consider adopting systems that ensure data security and privacy.

Recently, State governments have been to focusing increasingly on encryption. The first state law requiring encryption of emails containing sensitive information was passed by Nevada on October 1, 2008. On March 1, 2010, new regulations in the state of Massachusetts became effective (201 CMR 17.00). The Massachusetts regulations bear the most comprehensive encryption requirements imposed on businesses by any state and, because they cover any business with a customer or business dealing in the state of Massachusetts, they reach far beyond Massachusetts’ state borders.

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

Sales and Marketing

We sell our Email Encryption Service through a direct sales force that focuses on larger businesses and a telesales force that focuses on small to medium-sized accounts. We also use a network of resellers and other distribution partners, including other service providers seeking an encryption offering in an original equipment manufacturing (“OEM”)-like relationship. New first year orders (“NFYOs”, defined as the twelve month value of orders received from new customers), derived from our value-added resellers, OEM and third party distribution channels for 2012 were 63% of the total new first year orders compared to 52% in 2011. Google, Inc. continues to be our largest third party reseller representing approximately 22% of new first year orders in 2012. We now have more than 170 value-added resellers and an additional 100 managed security service providers across the U.S.

Employees

We had 144 employees as of December 31, 2012. The majority of our employees are located in Dallas, Texas; Burlington, Massachusetts; and Ottawa, Ontario, Canada.

Research and Development — Patents and Trademarks

We incurred research and development expenses from continuing operations of $7.4 million, $5.2 million, and $5.1 million for the twelve-month periods ended December 31, 2012, 2011 and 2010, respectively.

Over the course of 2012 we continued to make investments to strengthen our Email Encryption services through the development of a number of significant portfolio upgrades. In addition to continuing to invest in growing the strength and efficiency of our core encryption technologies, we added two-factor authentication and message recall capabilities to our base ZixPort feature portfolio. Work started in 2011 in the area of ZixGateway intelligent transport layer security (TLS) integration was completed early in the 2012, after which a new, state-of-the-art set of dashboard and reporting capabilities was added to that important service platform. We also launched significant investments in two new product opportunity areas in the second half of the year. Those areas are email data loss prevention and “Bring Your Own Device” (“BYOD”) security management. DLP achieved market availability in the first quarter of 2013. BYOD is targeted for market launch in the second quarter of 2013 and availability in the third quarter of 2013.

The following are registered trademarks of ours and certain of our subsidiaries: “ZixCorp,” “ZixGateway,” “ZixDirectory,” “ZixIt,” “ZixPort,” and “PocketScript.”

Compliance with Environmental Regulations

We have not incurred, and do not expect to incur, any material expenditures or obligations related to environmental compliance issues.

Governmental Contracts

We have contracts with many local, state and federal agencies and regulators, which in aggregate contribute approximately six percent of our annual revenue.

Significant Customers

In each of 2012, 2011 and 2010, no single customer accounted for 10% or more of our total revenues. Our accounts receivable balance at December 31, 2012, included receivables from one customer comprising 12% of the net total. These recievables were paid to the Company in the first quarter 2013.

Backlog

Our end user order backlog is comprised of contractual commitments that we expect to recognize as revenue in the future. Our backlog was $57.7 million at December 31, 2012, compared to $53.7 million at December 31, 2011.

As of December 31, 2012, our backlog is comprised of the following elements: $18.4 million of deferred revenue that has been billed and paid, $5.7 million billed but unpaid, and approximately $33.6 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 57% of our total backlog at December 31, 2012 is expected to be recognized as revenue during 2013.

Seasonality

Our business is not materially impacted by seasonality.

Geographic Information

Our operations are primarily based in the U.S., with approximately 8% of our employees located in Canada. Except for a United Kingdom based data center, we do not operate in, or have dependencies on, any other foreign countries. Our revenues and orders to-date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2012, were located in the U.S.

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

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This document contains “forward-looking statements” (including the discussion appearing under the caption “Liquidity Summary” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, recognition of revenues from backlog, cash receipts, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” and other similar expressions. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section above.

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

The markets in which we compete are characterized by rapid change and converging technologies and are very competitive. With rising demand for private and secure email communications, there is strong competition for email encryption products and services. Our business competes with products and services offered by companies such as Barracuda Networks, Inc., Cisco Systems Inc., Echoworx, McAfee, Inc., Proofpoint, and Sophos Inc. Strong competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Some of our competitors offer email encryption services together with products and services that we do not offer, which could make our offering less attractive by comparison. As a result of the bundling of products by these competitors, it can be difficult for our customers to compare the cost of our products with competing products. In some instances, competing products may seem to be offered by our competitors at little to no additional cost to the customer. In addition, our competitors may develop technology solutions and service offerings that are perceived by customers as equivalent to, or having advantages over, our products and services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Barriers to entry are relatively low, and new ventures are often formed that create products competitive with our products. Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

In order to continue to operate profitably and grow, we must achieve and maintain broad market acceptance of our products and services at a price that provides an acceptable rate of return relative to our costs. We have been successful in selling our products and services to various high-profile customers, particularly in the healthcare, financial services and government segments of our market. The acceptance and use of our products and services by those significant customers facilitates our sales to potential customers, and an expanding base of users in the Zix Directory aids in our market penetration and expansion. We must continue to evolve our technology offerings in order to achieve market acceptance of our new and existing products and services. The loss of an influential customer or the failure to achieve sufficient market adoption could impair our ability to expand the market penetration of our products and services, or cause us to reduce or increase prices, which could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

The markets for our products and services are characterized by rapid technological developments and frequent changes in customer requirements. We must continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, to keep pace with these developments. We must ensure that our products and services address evolving operating environments, devices, industry trends, certifications and standards. For example, we have been required to expand our offerings for virtual computer environments and mobile environments to support a broader range of mobile devices. We also may need to develop products that are compatible with new operating systems while remaining compatible with existing, popular operating systems. Our business could be harmed by our competitors announcing or introducing new products and services that could be perceived by customers as superior to ours. We spend considerable resources on technology research and development, but our research and development resources are more limited than many of our competitors. Our failure to introduce new or enhanced products on a timely basis, to keep pace with rapid industry, technological or market changes or to gain customer acceptance for our new and existing products and services, such as mobile device data protection, could have a material adverse effect on our business, financial condition and financial results.

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

Our business relies on third-party suppliers of the telecommunications infrastructure. We use various communications service suppliers and the global internet to provide network access between our data centers, our customers and end-users of our services. If those suppliers do not enable us to provide our customers with reliable, real-time access to our systems, we may be unable to gain or retain customers. These suppliers periodically experience outages or other operational problems as a result of internal system failures or external third party actions. Though our products generally tolerate isolated supplier failures, multiple supplier outages or problems could materially adversely affect our business, financial condition and financial results.

The security of our networks and data centers is critical to our business and a breach of security through a cyber attack or otherwise could cause us to lose customers and could negatively affect our business, financial condition and financial results.

We are dependent on our networks and datacenters to provide our products and services. Due to the nature of the products and services we provide and the sensitive nature of the information we collect, process, store, use and transmit, we may face cyber attacks that attempt to penetrate our networks and datacenters. To reduce the risk of a successful cyber attack, we have implemented significant physical and logical security measures to detect, identify and mitigate threats as well as to monitor for and respond to potential breaches and incidents. Despite these security measures, our networks and datacenters may remain vulnerable to cyber attack. Cyber attacks and other breaches of security at our datacenters and networks could cause negative publicity, interruption of our services, damage to our reputation, unauthorized disclosure of our customers’ confidential or proprietary information (including personally identifiable information), disclosure of our intellectual property, loss of customers, lost revenue and increased expense (including potentially indemnification or warranty costs), any of which could have a material adverse effect on our business, financial condition and financial results.

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

Although we generate adequate cash flow from operations to pay our expenses and we expect to remain profitable, we may not continue to produce sufficient cash flow or profits. Our balance sheets reflect goodwill relating to our email encryption business, as well as other assets. We periodically evaluate the carrying value of our goodwill and other assets to determine if their values have been impaired, which could require us to recognize a non-cash charge to earnings. Any of these circumstances could materially adversely affect our business, financial condition and financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

During 2012 we leased properties that are considered significant to the operations of the business in the following locations: Burlington, Massachusetts; Ottawa, Ontario, Canada; the United Kingdom; and Dallas and Austin, Texas. Our Burlington employees perform sales and marketing activities. Our Ottawa employees perform both client services and sales support activities. The United Kingdom facility provides data center support for our European customers. The Dallas office is our headquarters, which includes research and development, marketing, sales and all general administrative services, and the ZixData Center. Our Austin location is used primarily for fail-over and business continuity services and is used to some extent to support normal ongoing operations. Our facilities are suitable for our current needs and are considered adequate to support expected near term growth.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for fiscal 2012 and 2011.

	2012		2011
Quarter Ended	High	Low	High	Low
March 31	$3.41	$2.82	$4.88	$3.28
June 30	$3.05	$2.38	$4.05	$2.98
September 30	$2.99	$2.40	$4.21	$2.66
December 31	$3.10	$2.50	$3.00	$2.16

At March 8, 2013, there were 61,813,426 shares of common stock outstanding held by 465 stockholders of record. On that date, the last reported sales price of the common stock was $3.67.

We have not paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

For information regarding options and stock-based compensation awards outstanding and available for future grants, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2012, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2007, in our common stock and in each of the two indices and assumes reinvestment of dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock performance. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$43,356	$38,145	$33,066	$26,407	$22,604
Cost of revenues	7,609	7,211	6,468	4,576	4,105

Gross margin	35,747	30,934	26,598	21,831	18,499
Research and development expenses	7,419	5,229	5,089	3,619	2,677
Selling, general and administrative expenses	19,385	15,128	16,363	15,927	14,237
Income tax (benefit) expense to continuing operations (1)	(1,949)	(11,889)	(35,500)	67	42
Income from continuing operations	11,003	22,554	40,720	2,411	2,149
Basic income per common share from continuing operations	$0.18	$0.34	$0.63	$0.04	$0.03
Diluted income per common share from continuing operations	$0.17	$0.34	$0.61	$0.04	$0.03

Shares used in computing basic income per common share	62,211	65,439	64,401	63,422	62,982
Shares used in computing diluted income per common share	62,875	67,262	66,742	64,051	65,856
Statements of Cash Flows Data:
Net cash flows provided by (used for):
Operating activities	$12,533	$13,219	$7,190	$603	$2,064
Investing activities	(1,533)	(1,471)	(1,467)	(1,138)	493
Financing activities	(8,692)	(15,687)	5,609	577	164
Balance Sheet Data:
Cash, Cash Equivalents and Marketable Securities	$22,988	$20,680	$24,619	$13,312	$13,245
Working capital (deficit)(2)	6,626	5,497	9,822	(3,283)	(3,010)
Total assets	82,849	77,552	66,852	19,748	19,357
Debt obligations	—	—	186	312	—
Stockholders’ equity (deficit)	61,245	57,757	46,887	(1,989)	(1,303)

Operations Data in the preceding table excludes all activity of the discontinued operations.

(1)

The $1.9 million, $11.9 million and $35.5 million tax benefits in 2012, 2011 and 2010 resulted from the release of a portion of our deferred tax asset valuation allowance. Based on analysis of both projected and current earnings excluding discontinued operations, we have estimated these tax assets as likely to be utilized prior to expiration. See “Income Taxes” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Working capital includes deferred revenue totaling $17.5 million, $16.6 million, $15.3 million, $14.5 million, and $15.0 million as of December 31, 2012, 2011, 2010, 2009 and 2008 respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described above in “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements.

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

We are encouraged by 2012 results and attribute our success to continuing efforts to build a solid and predictable business based on our successful recurring revenue subscription business model. Additionally, our results indicate that we are transitioning to become a part of mainstream demand for email encryption as data security and integrity issues continue to make headline news. We are also benefiting from a trend toward the use of powerful cloud-based offerings along with the growing need for regulatory compliance.

For 2012, we reported record revenue driven by continued growth in our Email Encryption business. The Company’s operating income for 2012 was $8.9 million, a decrease of $1.6 million over prior year, resulting from 14% growth in revenue that was offset by increased SG&A spending and additional investments in R&D.

Our net income in 2012 included a tax benefit of $2.3 million resulting from a decrease in the our deferred tax valuation allowance. The overall decrease to our valuation allowance was $5.2 million, of which $2.9 million was due to operations and offset current tax expense. The remaining $2.3 million was due to a partial reversal of the remaining valuation allowance and recorded as tax benefit. This compares to a decrease in our deferred tax asset valuation and resulting tax benefit of $11.8 million in 2011. Net income for 2012 and 2011 excluding the impact of this tax benefit was $8.7 million and $10.8 million, respectively.

Strategy and Focus Areas

The Company’s email encryption subscription service continued to grow in 2012 by adding new customers while retaining a high percentage of existing customers. Our subscription model initially required large up-front investment to establish the service, but over time, the recurring subscription and transaction fees, and incremental costs to add new users are relatively low and have exceeded the fixed set-up costs.

Over the course of 2012 we continued to make investments to strengthen our Email Encryption services through the development of a number of significant portfolio upgrades. In addition to continuing to invest in growing the strength and efficiency of our core encryption technologies, we added two-factor authentication and message recall capabilities to our base ZixPort feature portfolio.

Operationally, our success is primarily dependent upon the following key metrics:

•	New subscriptions (termed “New First Year Orders” (“NFYO”) for the Email Encryption Service;

•	Retention of subscribers to the Email Encryption Service;

•	Total orders (includes NFYO’s, second and third years on multi-year orders and renewals), and;

•	Our ability to increase business volume with minimal cost increases.

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

Discontinued Operations

On December 31, 2010, Zix Corporation completed the previously announced wind down of its e-Prescribing business and discontinued operating this line of business. This business had previously been reported as a segment. The wind down of this business entailed the fulfillment of existing contracts. Assets used by this segment, primarily business computer servers, were compatible with the remaining business, Email Encryption, and were therefore absorbed by our remaining business. As a result, no gain or loss on disposal of assets was incurred. Prior to the completion of the wind down, this business line had been a reportable segment. The following table summarizes the components of the Income from discontinued operations presented in our Statement of Operations for 2010. There was no activity relating to e-Prescribing in 2012 or 2011.

(In thousands)	2010
Revenues	$2,632
Cost of revenues	1,266

Gross margin	1,366
Research and development expenses	300
Selling, general and administrative expenses	304

Income before income taxes	$762

Unless specifically noted, the financial information contained and discussed in our MD&A is that of our continuing operations only.

Revenue

Revenue increased by 14% in 2012 compared with 2011. Our revenue growth was driven by our successful subscription model that continues to yield steady additions to the subscriber base coupled with a high rate of renewing existing customers.

Operating Margins

For the year ended December 31, 2012, our gross profit of $35.7 million increased 16% compared to 2011. This increase was primarily driven by increased revenue. Our 2012 operating income of $8.9 million decreased $1.6 million over the prior year, primarily due to increased R&D and SG&A expenses. Net income for 2012 included a tax benefit of $2.3 million resulting from a decrease in our deferred tax asset valuation allowance. The overall decrease to our valuation allowance was $5.2 million, of which $2.9 million was due to 2012 operations and offset current tax expense. The remaining $2.3 million was due to a partial reversal of the remaining valuation allowance and recorded as a tax benefit in 2012. Net income for 2011 included an $11.8 million reduction to the Company’s deferred tax asset valuation allowance, also recorded as a tax benefit in 2011. Net income for 2012 and 2011 excluding the impact of this tax benefit was $8.7 million and $10.8 million, respectively.

Other Financial Highlights

•	Backlog was $57.7 million at the end of 2012, compared with $53.7 million at the end of 2011

•	Total orders for 2012 were $48.2 million, an increase of 14% from the 2011 total orders of $42.3 million

•	Our deferred revenue at the end of 2012 was $18.4 million, compared with $17.4 million at the end of 2011

•	We generated cash flows from operations of $12.5 million during fiscal 2012. Our cash and cash equivalents were $23.0 million at the end of 2012, compared with $20.7 million at the end of 2011.

•	Our shared, cloud-based ZixDirectory now has approximately 35 million members including some of the most respected institutions in the country

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on revenue, income from operations and net income, as well as the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material adverse effect on our consolidated financial statements.

We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that our management reasonably has used have a material effect on the presentation of our financial condition, changes in financial condition or results of operations. Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Our critical accounting policies included the following:

•	Revenue recognition

•	Income taxes

•	Valuation of goodwill and other intangible assets

•	Stock-based compensation costs

For additional discussion of the Company’s significant accounting policies, refer to Note 2 to our consolidated financial statements.

Revenue Recognition

We develop, market, and support applications that connect, protect and deliver information in a secure manner. Our services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption subscription-based services, various transaction fees and related professional services. The majority of our revenues generated are through a combination of direct sales and a network of resellers and other distribution partners.

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

Income Taxes

Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2012, we provided a valuation allowance against a significant portion, $50.2 million, of our accumulated U.S. deferred tax assets. This significant valuation allowance reflects our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $52.7 million, and consists of $43.9 million for federal net operating loss carryforwards, $5.6 million relating to temporary timing differences between GAAP and tax-related expense, $2.2 million relating to U.S. state income tax credits, and $1 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

The Company previously recorded a $327 thousand tax contingency liability related to tax year 2004, and that amount and the specifics therein have remained unchanged except for currency translation adjustments. As of December 31, 2010, the gross amount of our unrecognized tax benefits, inclusive of the $327 thousand tax liability and $50 thousand in other uncertain positions in 2008, was approximately $461 thousand. Because the statute of limitations expired on the returns associated with these uncertain positions, this contingency was reversed in 2011, creating a positive impact on our operating results.

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

Goodwill was $2.2 million, or 3% of total assets for the years ended December 31, 2011 and 2012, respectively.

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

Stock-based Compensation

We have non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. The plans require the exercise price of options granted under these plans to equal or exceed the fair market value of the Company’s common stock on the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Employee options typically vest pro-rata and quarterly over three years. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. We use the straight-line amortization method for recognizing stock option compensation costs. Our share-based awards include stock options, restricted stock and restricted stock units (“RSU’s”). The weighted average grant-date fair value of awards of restricted stock and RSU’s is based on quoted market price of the Company’s common stock on the date of grant.

Full Year 2012 Summary of Operations

Financial

•	Revenue for 2012 was $43.4 million compared with $38.1 million in 2011 and $33.1 million in 2010.

•	Gross margin for 2012 was $35.7 million or 82% of revenues compared to $30.9 million or 81% of revenues in 2011 and $26.6 million or 80% of revenues in 2010.

•	Income from continuing operations for the year 2012 was $11.0 million compared with income from continuing operations of $22.6 million in 2011 and $40.7 million in 2010.

•

Net income for the year 2012 was $11.0 million compared with net income of $22.6 million in 2011 and net income of $41.2 million in 2010. Net income for 2012 included a tax benefit of $2.3 million resulting from a decrease in our deferred tax valuation allowance. The overall decrease to our valuation allowance was $5.2 million, of which $2.9 million was due to operations and offset current tax expense. The remaining $2.3 million was due to a partial reversal of the remaining valuation allowance and was recorded as a tax benefit. The tax benefit recorded on the reduction of our deferred tax valuation allowance in 2011 and 2010 was $11.8 million and $35.3 million, respectively.

•	Unrestricted cash was $23.0 million on December 31, 2012.

Results of Operations

Revenue

The following table sets forth a year-over-year comparison of our total revenues:

	Year Ended December 31,			Variance 2012 vs. 2011		Variance 2011 vs. 2010
(In thousands)	2012	2011	2010	$	%	$	%
Revenues	$43,356	$38,145	$33,066	$5,211	14%	$5,079	15%

Our growth model seeks to continually add new users to the subscriber base, while at the same time retaining a high percentage of existing subscribers whose subscriptions are up for renewal. Across all periods presented, revenue increases were driven primarily by strong performances in our three core vertical sales markets: healthcare, finance and government and other non-core markets. Additionally, sales continued from a wide base of distributors – new first year orders derived from our value-added resellers, OEM and third party distribution channels for 2012 was 63% of the total NFYOs compared to 52% in 2011 and 53% in 2010. We measure additions to the subscriber base by NFYO, which is defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. NFYOs are summarized in the table below:

	Year Ended December 31,
(In thousands)	2012	2011	2010
New first year order value	$8,993	$7,081	$8,670

Our go-to-market selling strategy seeks primarily multiple-year subscription contracts with the fees paid annually at the inception of each year of service. As a result, a high percentage of customers subscribe to the Email Encryption Service for a three-year term versus a one-year term. We expect this preference for a longer contract term by a high percentage of our customers to continue in 2013, as we have priced our services in a manner that encourages longer-term contractual commitments from customers.

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

Revenue Outlook:

With our continued focus on sectors such as healthcare, financial services, insurance, government, and expansion into other non-core markets, along with the increased use of indirect OEM distribution and value-added reseller channels, we expect to increase our new first year orders in 2013 and fuel a continued increase in our year-over-year revenue.

Backlog and Orders

Backlog — Our order backlog was $57.7 million at December 31, 2012 compared to $53.7 million at the end of 2011. The backlog is comprised of contractually bound agreements that we expect to amortize into revenue. As of December 31, 2012, the backlog was comprised of the following elements: $18.4 million of deferred revenue that has been billed and paid, $5.7 million billed but unpaid, and approximately $33.6 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 57% of the total backlog is expected to be recognized as revenue during the next twelve months.

Orders — Total orders in 2012 were $48.2 million compared with $42.3 million in 2011. Total orders are comprised of contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service.

Cost of Revenues

The following table sets forth a year-over-year comparison of the cost of revenues.

	Year Ended December 31,			Variance 2012 vs. 2011		Variance 2011 vs. 2010
(In thousands)	2012	2011	2010	$	%	$	%
Cost of revenues	$7,609	$7,211	$6,468	$398	6%	$743	11%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. A significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. Accordingly, cost of revenues is relatively fixed and is therefore expected to grow at a slower pace than revenue. The 6% increase in 2012 compared to 2011 resulted primarily from increases in average headcount.

The increase in 2011 of $743 thousand resulted primarily from shifting shared and fixed costs previously absorbed by the e-Prescribing product line. Personnel and other costs remained relatively flat year over year. During 2010, we wound down the operations of our e-Prescribing product line and transitioned a significant amount of shared resource costs from e-Prescribing to Email Encryption. Additionally, we shifted fixed costs that were previously absorbed by e-Prescribing to our Email Encryption business.

Research and Development Expenses

The following table sets forth a year-over-year comparison of our research and development expenses from continuing operations:

	Year Ended December 31,			Variance 2012 vs. 2011		Variance 2011 vs. 2010
(In thousands)	2012	2011	2010	$	%	$	%
Research and development expenses	$7,419	$5,229	$5,089	$2,190	42%	$140	3%

Research and development expenses consist primarily of salary, benefits and stock-based compensation for our development staff, and other costs associated with improving our existing products and services and developing new products and services. The 42% increase in expenses in 2012 compared to 2011 resulted from additional headcount added in 2012 primarily related to new product development.

The increase in these expenses in 2011 compared to 2010 resulted primarily from approximately $300 thousand in costs associated with shifting resources from e-Prescribing to Email Encryption. These costs were partially offset by lower stock-based compensation expense of $115 thousand and other small reductions across various research and development expenses. During 2010 we wound down the e-Prescribing operation and shifted previously shared resources and the related expenses to the remaining business, Email Encryption. Additionally, we shifted fixed expenses previously absorbed by e-Prescribing to Email Encryption.

Selling and Marketing Expenses

The following table sets forth a year-over-year comparison of our selling and marketing expenses from continuing operations:

	Year Ended December 31,			Variance 2012 vs. 2011		Variance 2011 vs. 2010
(In thousands)	2012	2011	2010	$	%	$	%
Selling and marketing expenses	$10,984	$9,196	$9,925	$1,788	19%	$(729)	(7%	)

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The 19% increase in 2012 compared to 2011 resulted primarily from higher sales commissions and bonuses resulting primarily from higher NFYOs and increase in average headcount ($1.0 million). We also acquired new sales and marketing tools and invested in marketing and advertising programs ($0.5 million). Stock-based compensation expense also increased by $0.2 million year-over-year. The remaining variance consisted of relatively minor increase across various selling and marketing activities none of which were significant.

The decrease in 2011 compared to 2010 resulted primarily from lower commissions and bonuses on lower NFYOs ($1.2 million). This reduction was partially offset by the shift of shared and fixed costs in 2011 previously allocated the discontinued e-Prescribing product line.

General and Administrative Expenses

The following table sets forth a year-over-year comparison of our general and administrative expenses from continuing operations:

	Year Ended December 31,			Variance 2012 vs. 2011		Variance 2011 vs. 2010
(In thousands)	2012	2011	2010	$	%	$	%
General and administrative expenses	$8,401	$5,932	$6,438	$2,469	42%	$(506)	(8%	)

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in 2012 compared to 2011 resulted primarily from year-over-year increases in outside legal counsel fees associated with litigation ($1.7 million), stock-based compensation expense ($0.2 million), and salary and benefits expense resulting from increases in average headcount ($0.4 million). The remaining variance resulted primarily from normal increases in other administrative expenses none of which were significant.

The decrease of 8% in 2011 compared to 2010 resulted primarily from lower stock-based compensation, bonuses and severance expenses.

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

The Company’s income tax benefit for 2012, 2011 and 2010 of $1.9 million, $11.9 million, and $35.2 million, respectively, represents refundable U.S. Alternative Minimum Tax, U.S. research and development credits, non-U.S. taxes payable related to the operations of the Company’s Canadian subsidiary established in late 2002, state income taxes, and reversals of a portion of the Company’s historical valuation allowance.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider available evidence, including past earnings, estimates of future taxable income, and the feasibility of tax planning strategies. At December 31, 2012, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The portion of the Company’s deferred tax asset not reserved was $52.7 million. The majority of this unreserved portion related to $43.9 million U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.6 million relating to temporary timing differences between GAAP and tax-related expense, $2.2 million relating to U.S. state tax income credits, and $1 million related to Alternative Minimum Tax credits.

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

Net Income

Income from continuing operations – In 2012, the Company’s income from continuing operations was $11.0 million compared to $22.6 million and $40.7 million in 2011 and 2010, respectively. The 2012 net income from continuing operations included a tax benefit of $2.3 million resulting from a decrease in our deferred tax valuation allowance. The overall decrease to our valuation allowance was $5.2 million, of which $2.9 million was due to 2012 operations and offset current tax expense. The remaining $2.3 million was due to a partial reversal of the remaining valuation allowance and recorded as a tax benefit. The tax benefit resulting from the decrease in the deferred tax valuation allowance was $11.8 million and $35.3 million in 2011 and 2010, respectively.

Income from discontinued operations – The Company exited the e-Prescribing business at December 31, 2010 and therefore had no activity from discontinued operations in 2012 or 2011. In 2010, income from discontinued operations was $493 thousand.

Net Income – The Company generated net income of $11 million in 2012 compared to net income of $22.6 million in 2011 and net income of $41.2 million in 2010. The net income in 2012 included a tax benefit of $2.3 million resulting from decrease in our deferred tax asset valuation allowance. The overall decrease to our valuation allowance was $5.2 million, of which $2.9 million was due to 2012 operations and offset current tax expense. The remaining $2.3 million was due to a partial reversal of the remaining valuation allowance and recorded as a tax benefit. The decrease in the deferred tax valuation allowance in 2011 and 2010 resulted in a tax benefit of $11.8 million and $35.3 million, respectively. The following table summarizes this and other components included in the net income for these three years.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Other Components included in Net Income:
Non-recurring severance payments	$—	$—	$358
Tax benefit due to decrease in the deferred tax asset valuation allowance	(2,300)	(11,800)	(35,300)
Decrease in Canadian uncertain tax position liability	—	(450)	—
Expenses related to the strategic review of the e-Prescribing business	—	—	164

Total	$(2,300)	$(12,250)	$(34,778)

Liquidity and Capital Resources

Overview

Based on our 2012 financial results and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At December 31, 2012, our cash and cash equivalents totaled $23.0 million and we held no debt.

For the year ended December 31, 2012, we achieved a 14% growth in revenue, 82% gross margin and strong cash collections. We expect this trend to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.

Sources and Uses of Cash

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net cash provided by operations	$12,533	$13,219	$7,190
Net cash used in investing activities	$(1,533)	$(1,471)	$(1,467)
Net cash provided by (used in) financing activities	$(8,692)	$(15,687)	$5,609

Our primary source of liquidity from operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the management of the timing of payments to our vendors and service providers.

Cash used in our investing activities in 2012 related to purchases of various computing equipment primarily to satisfy customer contracts. Approximately 24% of these capital purchases were for computer servers, which are required to deliver our services.

Cash used in financing activities in 2012 included $9 million used to repurchase our common stock, offset by $300 thousand received from the exercise of stock options. Our 2011 cash usage included $21 million used to repurchase our common stock and $186 thousand to fund a small promissory note associated with computer operating system licenses. These usages were partially offset by $5.5 million received from the exercise of stock options and warrants.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore the extent of future cash inflow and related dilution from additional option activity is not certain. The following table summarizes the options that were outstanding as of December 31, 2012. The vested options are a subset of the outstanding options. The value of the options is the number of options exercisable into shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11—$1.99	1,173,139	$1,762	1,155,802	$1,731
$2.00—$3.49	2,113,504	5,630	1,125,746	3,005
$3.50—$4.99	2,744,047	11,902	2,476,871	10,871
$5.00—$5.99	362,594	1,820	362,594	1,820
$6.00—$8.99	498,700	3,262	498,700	3,262
$9.00—$11.00	792,792	8,496	792,792	8,496

Total	7,684,776	$32,872	6,412,505	$29,185

Liquidity Summary

Based on our current 2013 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Contingent Liabilities and Commitments

We have total contractual obligations over the next year of $1.3 million and $2.5 million over the next three years primarily consisting of various operating office lease agreements.

A summary of our fixed contractual obligations and commitments at December 31, 2012, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$2,771	$1,337	$1,175	$259	$—

We have severance agreements with certain employees which would require us to pay approximately $2.4 million if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

New Accounting Standards

Testing for Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) amended guidance on testing goodwill for impairment. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The new guidance does not change how goodwill is calculated, nor does it revise the requirement to test goodwill annually for impairment or between tests if events or circumstances warrant. The amended guidance became effective for us for January 1, 2012. This new guidance did not have an impact on our consolidated financial statements.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued guidance that requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance removes the option to present the components of other comprehensive income (“OCI”) as part of the statement of equity. This guidance became effective for us January 1, 2012, and must be applied retrospectively for all periods presented in the financial statements. The new guidance does not apply to entities that have no items of OCI in any period presented. This new guidance did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we face exposure to material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $23.0 million and $20.7 million at December 31, 2012 and 2011, respectively. We held no marketable securities as of December 31, 2012 and 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2012, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Zix Corporation

We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 13, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 13, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 is incorporated by reference from our Proxy Statement related to the 2013 Annual Meeting of Stockholders under the sections “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee.”

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

Item 11. Executive Compensation

The information required by this Item 11, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from our Proxy Statement related to the 2013 Annual Meeting of Stockholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our Proxy Statement related to the 2013 Annual Meeting of Stockholders under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our Proxy Statement related to the 2013 Annual Meeting of Stockholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our Proxy Statement related to the 2013 Annual Meeting of Stockholders under the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS.”

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

(a)(3) Exhibits

Exhibit Number		Description
3.1	—	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of Zix Corporation, dated January 2, 2013. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated December 31, 2012, and incorporated herein by reference.

10.1†	—	1992 Stock Option Plan of Zix Corporation (Amended and Restated as of August 2000). Filed as Exhibit 10.2 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.2†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.3†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.4†	—	Zix Corporation 2001 Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.6 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.5†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.5 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.6†	—	Zix Corporation’s 2003 New Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.4 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.7†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.3 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.8†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.9†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.10†	—	Zix Corporation 2006 Directors’ Stock Option Plan (Amended and Restated as of June 7, 2007) Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.11†	—	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.2 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.12†	—	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.13†	—	Form of Stock Option Agreement (with “acceleration event” provision) for Zix Corporation Stock Option Plans and applicable to option agreements held by the Company’s chief executive officer and direct reports. Filed as Exhibit 10.17 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.14	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit Number		Description
10.15	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.16†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.17†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.

10.18†	—	Form of Zix Corporation Employee Stock Option Agreement. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.

10.19†	—	Form of Director Indemnification Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 20, 2010, and incorporated herein by reference.

10.20†	—	Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, and incorporated herein by reference.

10.21†	—	Zix Corporation 2012 Incentive Plan. Filed as Appendix A of Schedule 14A on April 27, 2012, and incorporated herein by reference.

10.22†	—	Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, and incorporated herein by reference.

10.23	—	Shareholder’s Agreement dated December 28, 2012, among Zix Corporation, and Rockall Emerging Markets Master Fund Limited, Meldrum Asset Management, LLC, Fulvio Dobrich, Con Egan, Conor O’Driscoll, Michael E. Dailey, and Mark J. Bonney. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 31, 2012, and incorporated herein by reference.

21.1	—	Subsidiaries of Zix Corporation. Filed as Exhibit 21.1 to Zix Corporation’s Annual Report on Form 10-K dated December 31, 2009, and incorporated herein by reference.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

31.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Richard D. Spurr and Michael W. English, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1***	—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 13, 2013.

ZIX CORPORATION

By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2013.

Signature	Title

/s/ RICHARD D. SPURR	Chairman, Chief Executive Officer, President and Director
(Richard D. Spurr)	(Principal Executive Officer)

/s/ MICHAEL W. ENGLISH	Chief Financial Officer
(Michael W. English)	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARK J. BONNEY	Director
(Mark J. Bonney)

/s/ MICHAEL E. DAILEY	Director
(Michael E. Dailey)

/s/ TAHER A. ELGAMAL	Director
(Taher A. Elgamal)

/s/ ROBERT C. HAUSMANN	Director
(Robert C. Hausmann)

/s/ MARIBESS L. MILLER	Director
(Maribess L. Miller)

/s/ ANTONIO R. SANCHEZ III	Director
(Antonio R. Sanchez III)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Zix Corporation

We have audited the accompanying consolidated balance sheets of Zix Corporation and Subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2013 expressed an unqualified opinion.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 13, 2013

ZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par values)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$22,988	$20,680
Receivables, net	967	704
Prepaid and other current assets	1,697	1,422
Deferred tax assets	1,600	1,551

Total current assets	27,252	24,357
Property and equipment, net	2,384	2,228
Goodwill	2,161	2,161
Deferred tax assets	51,052	48,806

Total assets	$82,849	$77,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501	$396
Accrued expenses	2,655	1,896
Deferred revenue	17,470	16,568

Total current liabilities	20,626	18,860
Long-term liabilities:
Deferred revenue	902	795
Deferred rent	76	140

Total long-term liabilities	978	935

Total liabilities	21,604	19,795

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 73,165,433 issued and 61,264,533 outstanding in 2012 and 72,639,465 issued and 63,819,531 outstanding in 2011	728	726
Additional paid-in capital	355,747	354,265
Treasury stock, at cost; 11,900,900 common shares in 2012 and 8,819,934 common shares in 2011	(41,506)	(32,506)
Accumulated deficit	(253,724)	(264,728)

Total stockholders’ equity	61,245	57,757

Total liabilities and stockholders’ equity	$82,849	$77,552

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Revenues	$43,356	$38,145	$33,066
Cost of revenues	7,609	7,211	6,468

Gross margin	35,747	30,934	26,598
Research and development expenses	7,419	5,229	5,089
Selling, general and administrative expenses	19,385	15,128	16,363

Operating income	8,943	10,577	5,146
Other income (expense):
Investment and other income	112	95	96
Interest expense	(1)	(7)	(22)

Total other income	111	88	74

Income from continuing operations before income taxes	9,054	10,665	5,220
Income tax benefit	1,949	11,889	35,500

Income from continuing operations	$11,003	$22,554	$40,720

Income from discontinued operations before income taxes	—	—	762
Income tax expense	—	—	(269)

Income from discontinued operations	$—	$—	$493

Net income	$11,003	$22,554	$41,213

Basic income per common share:
Income from continuing operations	$0.18	$0.34	$0.63

Income from discontinued operations	$—	$—	$0.01

Net income	$0.18	$0.34	$0.64

Diluted income per common share:
Income from continuing operations	$0.17	$0.34	$0.61

Income from discontinued operations	$—	$—	$0.01

Net income	$0.17	$0.34	$0.62

Weighted average shares outstanding
Basic common shares outstanding	62,211,228	65,439,078	64,401,384

Diluted common shares outstanding	62,875,347	67,261,514	66,741,681

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balance, December 31, 2009	66,053,772	$661	$337,352	$(11,507)	$(328,495)	$(1,989)
Issuance of common stock upon exercise of stock options	1,537,147	15	2,771	—	—	2,786
Issuance of common stock upon exercise of warrants	1,915,000	19	2,930	—	—	2,949
Employee stock-based compensation costs	—	—	1,886	—	—	1,886
Non-employee stock-based compensation	—	—	42	—	—	42
Net income	—	—	000	—	41,213	41,213

Balance, December 31, 2010	69,505,919	695	344,981	(11,507)	(287,282)	46,887
Issuance of common stock upon exercise of stock options	725,936	7	1,784	—	—	1,791
Issuance of common stock upon exercise of warrants	2,407,610	24	3,683	—	—	3,707
Employee stock-based compensation costs	—	—	569	—	—	569
Non-employee stock-based compensation	—	—	48	—	—	48
Stock option exercise excess tax benefit	—	—	3,200	—	—	3,200
Treasury repurchase program	—	—	000	(20,999)	—	(20,999)
Net income	—	—	000	—	22,554	22,554

Balance, December 31, 2011	72,639,465	726	354,265	(32,506)	(264,728)	57,757
Issuance of common stock upon exercise of stock options	174,968	2	306	—	—	308
Issuance of restricted common stock	351,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,166	—	—	1,166
Non-employee stock-based compensation	—	—	10	—	—	10
Treasury repurchase program	—	—	—	(9,000)	—	(9,000)
Net income	—	—	—	—	11,003	11,003

Balance, December 31, 2012	73,165,433	$728	$355,747	$(41,506)	$(253,724)	$61,245

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2012	2011	2010
Operating activities:
Net income	$11,003	$22,554	$41,213
Non-cash items in net income:
Depreciation and amortization	1,343	1,373	1,402
Employee stock-based compensation expense	1,166	569	1,886
Non-employee stock-based compensation	10	48	42
Changes in deferred taxes	(2,295)	(11,796)	(35,290)
Changes in operating assets and liabilities:
Receivables	(263)	640	(584)
Prepaid and other assets	(275)	(264)	150
Accounts payable	140	(87)	(190)
Deferred revenue	1,009	593	(529)
Accrued and other liabilities	695	(411)	(910)

Net cash provided by operating activities	12,533	13,219	7,190
Investing activities:
Purchases of property and equipment	(1,533)	(1,471)	(1,492)
Sales of marketable securities	—	—	25

Net cash used in investing activities	(1,533)	(1,471)	(1,467)
Financing activities:
Proceeds from exercise of stock options	308	1,791	2,786
Proceeds from exercise of warrants	—	3,707	2,949
Payment of license subscription note payable	—	(186)	(126)
Treasury stock	(9,000)	(20,999)	—

Net cash provided by (used in) financing activities	(8,692)	(15,687)	5,609

Increase (decrease) in cash and cash equivalents	2,308	(3,939)	11,332
Cash and cash equivalents, beginning of year	20,680	24,619	13,287

Cash and cash equivalents, end of year	$22,988	$20,680	$24,619

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

In 2009 we announced the planned exit of our e-Prescribing business to be completed by December 31, 2010. The wind down of this business was completed on schedule and the Company successfully exited this business on December 31, 2010. The e-Prescribing business has been reclassified as a discontinued operation on a retrospective basis in the Company’s Statements of Operations included in this Form 10-K. There were no significant assets or liabilities related to the discontinued operations at December 31, 2012 or 2011.

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

Fair Value of Financial Instruments —The Company does not measure the fair value of any financial instrument other than cash equivalents, options, restricted stock, restricted stock units, and warrants. The carrying values of other financial instruments (receivables and accounts payable) are not recorded at fair value but approximate fair values primarily due to their short-term nature. The carrying values of other current assets and accrued expenses are also not recorded at fair value, but approximate fair values primarily due to their short-term nature.

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

Goodwill was $2.2 million, or 3% of total assets for the years ended December 31, 2012 and 2011, respectively.

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

Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2012, we provided a valuation allowance against a significant portion, $50.2 million, of our accumulated U.S. deferred tax assets, reflecting our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $52.7 million, and consists of $43.9 million for federal net operating loss carryforwards, $5.6 million relating to temporary timing differences between GAAP and tax-related expense, $2.2 million relating to U.S. state income tax credits and $1 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. For 2012 and 2011 we had no leases that qualified as capital leases. Lease renewal options which we are “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. We have no renewal options which are “reasonably assured” of exercising as of December 31, 2012. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.

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

Advertising Expense — Advertising costs are expensed as incurred. Our continuing operations include advertising expense of $538 thousand, $544 thousand, and $361 thousand in 2012, 2011, and 2010, respectively.

Stock-Based Compensation — We currently use the straight-line amortization method for recognizing stock option and restricted stock compensation costs. The measurement and recognition of compensation expense for all share-based payment awards made to our employees, directors or outside service providers are based on the estimated fair value of the awards on the grant dates. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost is recognized over the period during which an employee, director or outside service provider is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). We also estimate the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur.

Earnings Per Share (“EPS”) — Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS adjusts Basic EPS for the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method.

New Accounting Standards

Testing for Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) amended guidance on testing goodwill for impairment. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The new guidance does not change how goodwill is calculated, nor does it revise the requirement to test goodwill annually for impairment or between tests if events or circumstances warrant. The amended guidance became effective for us on January 1, 2012. This new guidance did not have an impact on our consolidated financial statements.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued guidance that requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance removes the option to present the components of other comprehensive income (“OCI”) as part of the statement of equity. This guidance became effective for us for January 1, 2012, and must be applied retrospectively for all periods presented in the financial statements. The new guidance does not apply to entities that have no items of OCI in any period presented. This new guidance did not have an impact on our consolidated financial statements.

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

The wind down of the business entailed the fulfillment of existing contracts. Assets previously used by this segment were absorbed by Email Encryption. As a result, no gain or loss on disposal of assets was incurred. Prior to the completion of the wind down, this business line had been a reportable segment. The following table summarizes the components of the Income from discontinued operations presented in our Statement of Operations for 2010. There was no activity relating to e-Prescribing in 2012 or 2011.

Year Ended December 31,
(In thousands)	2010
Revenues	$2,632
Cost of revenues	1,266

Gross margin	1,366
Research and development expenses	300
Selling, general and administrative expenses	304

Income before income taxes	$762

4. Stock Options and Stock-based Employee Compensation

Below is a summary of common stock options outstanding at December 31, 2012:

	Authorized Shares	Options Outstanding	Options Vested	Available for Grant
Employee and Director Stock Option Plans:
1995 Long-term Incentive Plan	1,825,000	740,000	740,000	—
1999 Director’s Stock Option Plan	975,000	159,386	159,386	—
2001 Stock Option Plan	2,525,000	1,040,003	1,040,003	—
2001 Employee Stock Option Plan	300,000	116,666	116,666	—
2003 New Employee Stock Option Plan	500,000	17,900	13,233	—

2004 Stock Option Plan	5,000,000	3,595,145	2,923,738	—
2004 Director’s Stock Option Plan	300,000	160,000	160,000	—
2006 Director’s Stock Option Plan	1,100,000	586,676	572,668	—
2012 Incentive Plan	2,700,000	619,000	36,811	1,385,000

Total employee and director stock option plans	15,225,000	7,034,776	5,762,505	1,385,000
Executive Stock Option Agreements:
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	650,000	—
Total	15,875,000	7,684,776	6,412,505	1,385,000

Under all of our stock option plans, new shares are issued when options are exercised.

Employee and Director Stock Option Plans

We have non-qualified stock options outstanding to employees and directors under various stock option plans. The plans require the exercise price of options granted under these plans to equal or exceed the fair market value of the Company’s common stock on the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Historically, our employee options typically vested pro-rata and quarterly over three years. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements.

On April 13, 2012, the Company’s Board of Directors adopted the Zix Corporation 2012 Incentive Plan (the “2012 Plan”). The 2012 Plan was approved by the Company’s shareholders at the annual meeting held on June 6, 2012. Under the terms of the 2012 Plan, 2,700,000 shares are available for issuance, plus a number of additional shares (not to exceed 1,327,000) underlying options outstanding under certain of the Company’s prior equity plans that thereafter terminate or expire unexercised, or are cancelled, forfeited, or lapse for any reason. Awards issued under the 2012 Plan typically vest pro-rata and quarterly over four years. See “Proposal 4 Approval of 2012 Incentive Plan” contained in the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-17995) filed with the Securities and Exchange Commission on April 27, 2012, for additional information regarding the 2012 Plan.

Executive Stock Option Agreements:

Richard D. Spurr — In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received non-shareholder approved options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. These options vested 25% in April 2004 and the remaining balance vested ratably on a quarterly basis through January 2007. At December 31, 2012, all 650,000 options were still outstanding. Mr. Spurr was appointed Chief Executive Officer in March 2005, and Chairman of the Board in February 2006.

Other Stock Option Agreements:

From time to time we may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At December 31, 2012, options outstanding to non-employees were 130,000, which were granted from our stock option plans.

Accounting Treatment

We use the straight-line amortization method for recognizing stock option compensation costs. Our share-based awards include stock options, restricted stock and restricted stock units (“RSU’s”).

For the twelve months ended December 31, 2012, 2011, and 2010, respectively, the total stock-based compensation expense resulting from stock options, restricted stock, and RSU’s was recorded to the following line items of our consolidated statement of operations:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cost of revenues	$136	$71	$161
Research and development expenses	142	68	183
Selling, general and administrative expenses	888	430	1,449
Discontinued operations	—	—	93

Stock-based compensation expense	$1,166	$569	$1,886

As of December 31, 2012, there was $3.2 million of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.7 years.

We used the BSOPM to determine the fair value of option grants made during 2012, 2011, and 2010. On January 1, 2006, we elected to use the “simplified” method to calculate the estimated life of options granted to employees. The use of the “simplified” method has been extended until such time when we have sufficient information to make more refined estimates on the estimated life of our options. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options.

The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.92%	1.81%	2.79%
Expected option life (years)	6.0	5.8	5.8
Expected stock price volatility	74%	75%	79%
Expected dividend yield	—	—	—
Fair value of options granted	$1.72	$2.48	$1.36

The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company. The weighted average grant-date fair value of awards of restricted stock and RSU’s is based on quoted market price of the Company’s common stock on the date of grant.

Stock Option Activity

There were 174,968 stock options exercised for the twelve months ended December 31, 2012. As a result of these stock option exercises, there was $10 thousand in excess tax benefits recorded in 2012. For the comparative period in 2011, there were 725,936 stock option exercises. A deferred tax asset totaling $306 thousand and $179 thousand resulting from stock-based compensation expenses was recorded for the twelve months ended December 31, 2012 and 2011, respectively.

The following is a summary of all stock option transactions for the three years ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at January 1, 2010	9,571,112	$4.40
Granted at market price	724,072	$1.98
Cancelled or expired	(1,111,145)	$6.29
Exercised	(1,537,147)	$1.82

Outstanding at December 31, 2010	7,646,892	$4.42
Granted at market price	536,500	$3.83

Cancelled or expired	(310,006)	$6.41
Exercised	(725,936)	$2.46

Outstanding at December 31, 2011	7,147,450	$4.48

Granted at market price	1,099,000	$2.69
Cancelled or expired	(386,706)	$4.69
Exercised	(174,968)	$1.76

Outstanding at December 31, 2012	7,684,776	$4.28	4.49

Options exercisable at December 31, 2012	6,412,505	$4.55	3.57

At December 31, 2012, we had 2,267,052 options outstanding and 1,657,907 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $2.0 million and $1.8 million, respectively. At December 31, 2011, we had 1,878,020 options outstanding and 1,624,719 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $2.0 million and $1.8 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011, was $135 thousand and $1.1 million, respectively.

Summarized information about stock options outstanding at December 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11—$1.99	1,173,139	4.56	$1.50	1,155,802	$1.50
$2.00—$3.49	2,113,504	7.02	$2.66	1,125,746	$2.67
$3.50—$4.99	2,744,047	4.40	$4.34	2,476,871	$4.39
$5.00—$5.99	362,594	1.42	$5.02	362,594	$5.02
$6.00—$8.99	498,700	1.67	$6.54	498,700	$6.54
$9.00—$11.00	792,792	1.14	$10.72	792,792	$10.72

	7,684,776	4.49	$4.28	6,412,505	$4.55

There were 6,417,224 and 7,034,356 exercisable options at December 31, 2011 and 2010, respectively.

Restricted Stock Activity

The following is a summary of all restricted stock activity during the twelve months ended December 31, 2012:

	Restricted Shares	Weighted Average Fair Value
Outstanding at January 1, 2012	—	—
Granted at market price	351,000	$2.49
Vested	—	—
Cancelled	—	—

Unvested restricted stock at December 31, 2012	351,000	$2.49

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the twelve months ended December 31, 2012:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at January 1, 2012	—	—
Granted at market price	113,000	$2.49
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at December 31, 2012	113,000	$2.49

The weighted average grant-date fair value of awards of restricted stock and RSU’s (collectively “restricted stock”) is based on the quoted market price of the Company’s common stock on the date of grant.

Reserved Common Stock

At December 31, 2012, we held no shares of common stock in reserve for potential future grants in lieu of cash compensation to employees.

5. Supplemental Cash Flow Information

Supplemental information relating to interest, taxes, and noncash activities:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash interest paid	$—	$7	$22

Income tax payments	$350	$225	$262

Payables related to purchases of capitalized assets	$34	$79	$17

Excess tax benefit on exercise of employee stock options	$10	$3,200	$—

Assets sold to customers as part of their subscription service	$—	$—	$9

6. Receivables, net

	December 31,
(In thousands)	2012	2011
Receivables	$995	$711
Allowance for returns and doubtful accounts	(28)	(7)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$967	$704

The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectable based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at December 31, 2012.

7. Prepaid and other current assets

	December 31,
(In thousands)	2012	2011
Prepaid insurance, maintenance, software licenses and other	$1,502	$1,141
Deferred Commissions	215	186
Tax-related	(20)	95

Prepaid and other current assets	$1,697	$1,422

8. Property and Equipment

	December 31,
(In thousands)	2012	2011
Computer and office equipment and software	$23,807	$23,958
Leasehold improvements	5,221	4,986
Furniture and fixtures	1,504	1,465

	30,532	30,409
Less accumulated depreciation and amortization	(28,148)	(28,181)

	$2,384	$2,228

Our continuing operations include depreciation and amortization expense related to property and equipment of $1.3 million, $1.4 million, and $1.3 million in 2012, 2011, and 2010, respectfully.

9. Goodwill

At December 31, 2012 and 2011, we had goodwill totaling $2.2 million. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There were no impairment indicators to the goodwill recorded as of December 31, 2012.

10. Accrued Expenses

	December 31,
(In thousands)	2012	2011
Employee compensation and benefits	$790	$932
Professional fees	842	373
Taxes	409	230
Other	614	361

Total accrued expenses	$2,655	$1,896

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

12. Notes Payable

License Subscription Note Payable

We entered into a financing agreement with CIT Financial in May 2009 to fund the purchase of computer software licenses. The note was for $390 thousand and was non-interest bearing (imputed interest at 8.6%). The note was payable in 36 equal monthly installments of $12 thousand per month with the final payment originally scheduled for April 2012, but we instead paid the remaining balance of the note July 2011.

13. April 2006 Private Placement of Common Stock

On April 5, 2006, we sold, in a private placement transaction, an aggregate of 9,930,000 units consisting of (i) one share of common stock of the Company, par value $0.01 per share and (ii) a related warrant to purchase 0.60 of one share of common stock. The units were sold for a purchase price of $1.19 per unit. Total proceeds from the transaction were $11.8 million (net proceeds to us were $11.0 million after $853 thousand of cash transaction costs). The net proceeds were used for working capital and general corporate purposes, including funding our business plan.

The transaction resulted in our issuing 9,930,000 shares of common stock and 5,958,000 warrants to purchase our common stock. The warrants had a 66-month term and unexercised warrants expired October 2011. The exercise price of the warrants was $1.54 per share. The warrants contained anti-dilution protection for stock splits and similar events, but did not contain any price-based anti-dilution adjustments. If any of the 5,958,000 warrants issued to investors in this transaction were exercised at any time, the underwriters received additional transaction fees totaling 1% of the proceeds received from the warrant exercise. During 2011, 2,407,610 warrants were exercised, generating cash proceeds of approximately $3.7 million and fees payable to the underwriters of approximately $37 thousand. During 2010, 1,915,000 warrants were exercised, generating cash proceeds of approximately $2.9 million and fees payable to the underwriters of approximately $29 thousand.

The potential future payments to the transaction underwriters were considered a contingent liability and recorded as an accrued expense. This contingent liability was revalued each quarter with the change in valuation recorded as a gain or loss in the statement of operations. Due to the expiration of the warrants in October 2011, there was no contingent liability at December 31, 2011. The total liability recorded was $36 thousand at December 31, 2010 and was included in accrued expenses.

14. Equity Financing Arrangements and Related Warrants

Warrants Summary

All 145,853 warrants remaining at December 31, 2011, expired in January 2012.

15. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010, are as follows:

	Year Ended December 31,
	2012	2011	2010
Basic weighted average shares	62,211,228	65,439,078	64,401,384
Effect of dilutive securities:
Employee and director stock options	637,676	943,634	913,670
Restricted Stock	20,003	—	—
RSU’s	6,440	—	—
Warrants	—	878,802	1,426,627

Potential dilutive common shares	62,875,347	67,261,514	66,741,681

For the years ended December 31, 2012, 2011, and 2010, weighted average shares related to certain stock options of 5,645,239, 4,640,713, and 6,648,077 respectively, were excluded from the calculation of diluted earnings per share because the stock options were anti-dilutive. Anti-dilutive warrants of 145,853, and 2,134,544, for the years ended December 31, 2011, and 2010 respectively, were also excluded from the calculation.

16. Significant Customers

In 2012, 2011, and 2010, no single customer accounted for 10% or more of our revenues. Our accounts receivable balance at December 31, 2012, included receivables from one customer comprising 12% of the net total. These recievables were paid to the Company in the first quarter 2013.

17. Commitments and Contingencies

Leases

We lease office facilities under non-cancelable operating lease agreements. Our continuing operations include rent expense for these operating leases of $1.3 million in each of 2012, 2011 and 2010, respectively.

A summary of our fixed contractual obligations and commitments at December 31, 2012, is as follows:

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$1,337	$923	$252	$188	$71	$—	$2,771

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

18. Income Taxes

Components of the income taxes are as follows:

(In thousands)	2012	2011	2010
Current:
U.S.	$116	$163	$(99)
State	162	122	33
Foreign	66	(378)	126
Deferred
Federal	(2,300)	(9,800)	(35,300)
State	—	(2,000)	—
Foreign	5	4	9

Income tax (benefit) expense	(1,949)	(11,889)	(35,231)
Discontinued operations	—	—	269

Continuing operations	$(1,949)	$(11,889)	$(35,500)

A reconciliation of the expected U.S. tax (benefit) expense to income taxes is as follows:

(In thousands)	2012	2011	2010
Expected tax (benefit) expense at U.S. statutory rate	$3,078	$3,753	$1,988
Decrease in valuations allowance- Operations	(2,912)	(3,357)	(2,574)
Decrease in valuations allowance- Other	(2,300)	(9,900)	(35,300)
Nondeductible expense and nontaxable income	21	(125)	141
Refundable U.S. research credits	—	—	(50)
State income taxes	108	(1,878)	(80)
Foreign income taxes	71	(374)	134
Other	(17)	(8)	510

Income tax (benefit) expense	(1,949)	(11,889)	(35,231)
Discontinued operations	—	—	269

Continuing operations	$(1,949)	$(11,889)	$(35,500)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred income taxes as of December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Reserves- Other	$218	$157
U.S. net operating loss carryforwards	91,396	93,984
State net operating loss carryforwards	487	770
Tax credit carryforwards	5,374	5,461
Stock-based compensation	2,604	3,806

Intangible assets	1,421	1,864
Depreciable assets	1,451	1,471
Other assets	323	543

Total deferred tax assets	103,274	108,056
Deferred tax liabilities:
Prepaid expenses	(410)	(324)

Total deferred tax assets	102,864	107,732

Less valuation allowance	(50,216)	(57,384)

Net deferred income taxes	$52,648	$50,348

The Company has partially reserved its U.S. net deferred tax assets in 2012 and 2011 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of approximately $268 million which begin to expire in 2019. The Company has state credits that net of federal tax expense total $1.9 million which can be utilized through 2027 and state net operating losses that have various expiration dates. The Company also has tax credit carryforwards of approximately $3.4 million consisting of business tax credits which begin to expire in 2013 and alternative minimum tax credits which do not expire.

In 2010, the Company achieved positive earnings and successfully discontinued operations of its e-Prescribing segment. Based on the weight of available objective evidence, including the Company’s history of positive earnings from continuing operations and successful exit from e-Prescribing, management believes that it is more likely than not that a portion of the deferred tax asset will be realized. Accordingly, the Company reduced its valuation allowance by $5.2 million in 2012, $15 million in 2011 and $35.3 million in 2010. The benefit from the 2011 reduction was recorded in part as an $11.8 million income tax benefit and in part as a $3.2 million increase to our additional paid in capital. The segregation of the release was due to the reduction related to historical employee stock option exercises.

We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company’s ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

The Company previously recorded a $327 thousand tax contingency liability related to tax year 2004, and that amount and the specifics therein remained unchanged except for currency translation adjustments. As of December 31, 2010, the gross amount of our unrecognized tax benefits, inclusive of the $327 thousand tax liability and $50 thousand in other uncertain positions in 2008, was approximately $461 thousand. Included in this balance were tax positions which, if recognized, would impact our effective tax rate. Because the statute of limitations expired on the returns associated with these uncertain tax positions, this contingency was reversed in 2011, resulting in the recognition of an income tax benefit and positive impact on our 2011 operating results.

The Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2012, or during the prior three years. We have determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

19. Employee Benefit Plan

401(k) Plan — We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of our U.S. employees. Under the plan, contributions are voluntarily made by employees, and we may provide contributions based on the employees’ contributions. Our operating income includes $221 thousand, $185 thousand and $210 thousand, in 2012, 2011 and 2010, respectively, for net contributions from continuing operations to this plan.

20. ZixCorp Repurchase Program

During the year ended December 31, 2012, we repurchased 3,080,966 shares valued at approximately $9 million. This completed a $15 million share repurchase program authorized by our board of directors announced November 9, 2011. During the year ended December 31, 2011, we repurchased a total of 6,492,753 shares valued at approximately $21 million as authorized by our board of directors under a $15 million share repurchase program announced on March 7, 2011, and the $15 million repurchase program announced November 2011.

21. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	Quarter Ended
(In thousands except per share data)	March 31	June 30	September 30	December 31
2012
Revenues	$10,301	$10,343	$11,023	$11,689
Gross margin	8,446	8,531	9,136	9,634
Net income	2,426	2,643	1,943	3,991
Basic net income per common share*	0.04	0.04	0.03	0.07
Diluted net income per common share*	0.04	0.04	0.03	0.06
2011
Revenues	$9,271	$9,431	$9,558	$9,885
Gross margin	7,454	7,675	7,769	8,036
Net income	2,399	2,617	2,571	14,967
Basic net income per common share*	0.04	0.04	0.04	0.23
Diluted net income per common share*	0.03	0.04	0.04	0.23

*	Net income per share is calculated independently for each quarter. The sum of Net income per share for each quarter may not equal the total Net income per share for the year due to rounding differences.