Form 10-Q
period 2013-03-31
ZIX CORP
filed 2013-05-07
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, par value $0.01 per share	61,874,546

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,208	$22,988
Receivables, net	1,675	967
Prepaid and other current assets	1,473	1,697
Deferred tax assets	1,604	1,600

Total current assets	28,960	27,252
Property and equipment, net	2,264	2,384
Goodwill	2,161	2,161
Deferred tax assets	51,018	51,052

Total assets	$84,403	$82,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$851	$501
Accrued expenses	2,455	2,655
Deferred revenue	17,427	17,470

Total current liabilities	20,733	20,626
Long-term liabilities:
Deferred revenue	1,005	902
Deferred rent	59	76

Total long-term liabilities	1,064	978

Total liabilities	21,797	21,604
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 73,759,870 issued and 61,858,970 outstanding in 2013 and 73,165,433 issued and 61,264,533 outstanding in 2012	730	728
Additional paid-in capital	356,539	355,747
Treasury stock, at cost; 11,900,900 common shares in 2013 and 11,900,900 common shares in 2012	(41,506)	(41,506)
Accumulated deficit	(253,157)	(253,724)

Total stockholders’ equity	62,606	61,245

Total liabilities and stockholders’ equity	$84,403	$82,849

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
Revenues	$11,764	$10,301
Cost of revenues	1,936	1,855

Gross margin	9,828	8,446
Operating expenses:
Research and development	2,611	1,477
Selling, general and administrative	6,616	4,330

Total operating expenses	9,227	5,807

Operating income	601	2,639
Other income, net	60	5

Income before income taxes	661	2,644
Income tax expense	(94)	(218)

Net Income	$567	$2,426

Basic income per common share	$0.01	$0.04

Diluted income per common share	$0.01	$0.04

Basic weighted average common shares outstanding	60,977,582	63,022,777

Diluted weighted average common shares outstanding	62,032,258	63,764,735

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2012	73,165,433	$728	$355,747	$(41,506)	$(253,724)	$61,245
Issuance of common stock upon exercise of stock options	209,437	2	390	—	—	392
Issuance of restricted common stock	385,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	402	—	—	402
Net income	—	—	—	—	567	567

Balance, March 31, 2013	73,759,870	$730	$356,539	$(41,506)	$(253,157)	$62,606

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Operating activities:
Net income	$567	$2,426
Non-cash items in net income:
Depreciation and amortization	355	333
Employee stock-based compensation costs	402	203
Non-employee stock-based compensation costs	—	4
Changes in deferred taxes	29	68
Changes in operating assets and liabilities:
Receivables	(708)	(445)
Prepaid and other current assets	225	58
Accounts payable	365	(190)
Deferred revenue	60	207
Accrued and other liabilities	(217)	(131)

Net cash provided by operating activities	1,078	2,533
Investing activities:
Purchases of property and equipment	(250)	(228)

Net cash used in investing activities	(250)	(228)
Financing activities:
Proceeds from exercise of stock options	392	19
Purchase of treasury shares	—	(4,998)

Net cash provided by (used in) financing activities	392	(4,979)

Increase (decrease) in cash and cash equivalents	1,220	(2,674)
Cash and cash equivalents, beginning of period	22,988	20,680

Cash and cash equivalents, end of period	$24,208	$18,006

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2013, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

2. Recent Accounting Standards and Pronouncements

Presentation of Other Comprehensive Income

In February 2013, the FASB issued guidance that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This new guidance did not have an impact on our condensed consolidated financial statements.

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include stock options, restricted stock, and restricted stock units (“RSU’s”). As of March 31, 2013, the Company had 7,453,060 stock options outstanding and 517,700 shares available for grant.

Stock Option Activity

There were 209,437 stock options exercised for the three month period ended March 31, 2013, and 12,100 stock options exercised for the three month period ended March 31, 2012. There was a $19 thousand excess tax benefit recorded in the three month period ended March 31, 2013, related to the 209,437 option exercises. A deferred tax asset totaling $85 thousand and $61 thousand, resulting from stock-based compensation expense associated with options relating to the Company’s U.S. operations, was recorded for the three month periods ended March 31, 2013 and 2012, respectively.

The following is a summary of all stock option transactions during the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2012	7,684,776	$4.28
Granted at market price	150,000	$3.27
Cancelled or expired	(172,279)	$4.56
Exercised	(209,437)	$1.87

Outstanding at March 31, 2013	7,453,060	$4.32	4.41

Options exercisable at March 31, 2013	6,194,412	$4.59	3.46

At March 31, 2013, we had 3,227,206 stock options outstanding and 2,197,571 options exercisable in which the exercise price was lower than the market price of the Company’s common stock. The aggregate intrinsic value of these options was $4.1 million and $3.2 million, respectively.

For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Restricted Stock Activity

The following is a summary of all restricted stock activity during the three months ended March 31, 2013:

	Restricted Shares	Weighted Average Fair Value
Outstanding at December 31, 2012	351,000	$2.49
Granted at market price	385,000	3.45
Vested	—	—
Cancelled	—	—

Unvested restricted stock at March 31, 2013	736,000	$2.99

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended March 31, 2013:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at December 31, 2012	113,000	$2.49
Granted at market price	95,000	3.45
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at March 31, 2013	208,000	$2.93

The weighted average grant-date fair value of awards of restricted stock and RSU’s (collectively “restricted stock”) is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended March 31, 2013, the total stock-based employee compensation expense resulting from stock options, restricted stock, and RSU’s was recorded to the following line items of the Company’s condensed consolidated statements of operations:

(In thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cost of revenues	$42	$25
Research and development	51	21
Selling, general and administrative	309	157

Stock-based compensation expense	$402	$203

As of March 31, 2013, there was $4.7 million of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the incentive plans. This cost is expected to be recognized over a weighted average period of 1.87 years.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes:

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash income tax payments	$31	$104

5. Receivables, net

(In thousands)	March 31, 2013	December 31, 2012
Receivables	$1,707	$995
Allowance for returns and doubtful accounts	(32)	(28)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$1,675	$967

The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectible based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2013.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three months ended March 31, 2013 and 2012, are as follows:

	March 31,
	2013	2012
Basic weighted average shares	60,977,582	63,022,777
Effect of dilutive securities:
Employee and director stock options	881,503	741,958
Restricted Stock	131,087	—
RSU’s	42,086	—

Potential dilutive common shares	62,032,258	63,764,735

During the three months ended March 31, 2013, weighted average shares related to 5,248,082 stock options, 125,125 shares of restricted stock, and 30,875 RSU’s were excluded from the calculation of diluted earnings per share because the exercise price of the awards was in excess of the market price and such awards are therefore anti-dilutive. During the three months ended March 31, 2012, weighted average shares related to 5,064,681 stock options were excluded from the calculation of diluted earnings per share because the stock options were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at March 31, 2013, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$2,411	$1,278	$941	$192	—

We have not entered into any material, non-cancelable purchase commitments at March 31, 2013.

Claims and Proceedings

We may be subject to legal claims, litigation, and other legal proceedings. The expenses of those matters could be significant. There is no current or pending material legal proceeding. We expect no adverse effect on our operations or financial results as a result of the cost or other impacts of concluded legal proceedings.

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

9. Common Stock Repurchase Program

During the three months ended March 31, 2012, the Company repurchased 1,685,308 shares at an aggregate cost of $5.0 million under a $15 million share repurchase program authorized by our board of directors announced November 9, 2011. This repurchase program was completed during the three months ended June 30, 2012.

10. Income Taxes

At the end of 2012, the Company recorded a $2.3 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first quarter 2013 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2013 will exceed the estimate used at the end of 2012. For this reason, the Company offset its first quarter 2013 federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first quarter 2013 financial statements. The Company expects to follow this same methodology in the second and third quarters of 2013 and will reevaluate the need for its valuation allowance at December 31, 2013, following the same assessment that was performed at December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

ZixCorp® offers email encryption and data loss prevention solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, financial services, insurance and government sectors. ZixCorp® Email Encryption Service enables the secure exchange of email for sensitive information and offers the industry’s only fully transparent delivery, such that secure email can be sent and received without extra steps or passwords. ZixCorp has the world’s largest email encryption community with tens of millions of members and growing by approximately 100,000 members per week. Our members include all federal financial regulators—such as those on the Federal Financial Institutions Examination Council (FFIEC)—divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), the Financial Industry Regulatory Agency (FINRA), one in every five U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

ZixCorp® Email Encryption is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies. ZixCorp’s main differentiation in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of secure, encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on receivers, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the receiver’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery by (1) ZixDirectory® , the world’s largest email encryption community which is designed to share identities, (2) ZixCorp’s Best Method of Delivery ™, which is designed to deliver email according to the sender’s encryption policy, and (3) ZixGateway® , which is an enterprise gateway that automatically decrypts the message. The result is secure encrypted email exchange that is transparent for both sender and receiver.

In March 2013 the Company launched ZixDLPTM, an email-specific data loss prevention (“DLP”) solution. ZixDLP addresses business’s greatest source of data loss—email. By focusing strictly on email, ZixCorp provides a straightforward DLP approach that decreases the cost, reduces deployment time from months to hours and minimizes impact on customer resources and workflow.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

First Quarter 2013 Summary of Operations

Financial

•	Revenue for the quarter ended March 31, 2013, was $11.8 million compared with $10.3 million for the same period in 2012, representing a 14% increase.

•	Gross margin for the quarter ended March 31, 2013, was $9.8 million or 84% of revenues compared with $8.4 million or 82% of revenues for the comparable period in 2012.

•	Net income for the quarter ended March 31, 2013, was $0.6 million compared with net income of $2.4 million in the comparable period in 2012.

•	Ending cash and cash equivalents were $24.2 million on March 31, 2013, compared with $23.0 million on December 31, 2012.

Operations

•	New first year orders (“NFYOs”) for the quarter ended March 31, 2013, were $2.1 million. As of March 31, 2013, backlog was $59.6 million.

Revenues

Email Encryption is a subscription-based service. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,		3-month Variance 2013 vs. 2012
(In thousands)	2013	2012	$	%
Revenues	$11,764	$10,301	1,463	14%

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

As of March 31, 2013, total backlog was $59.6 million and we expect approximately 56% of the total backlog to be recognized as revenue during the next twelve months. As of March 31, 2013, the backlog was comprised of the following elements: $18.5 million of deferred revenue that has been billed and paid, $6.4 million billed but unpaid, and approximately $34.7 million of unbilled contracts. The first quarter ending backlog was a 14% increase over the $52.3 million backlog at the end of the first quarter 2012 and 3% above the ending backlog of $57.7 million at December 31, 2012.

Orders — Total orders were $13.9 million and $9.1 million for the three-month periods ended March 31, 2013 and 2012, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2.1 million and $1.7 million for the three-month period ended March 31, 2013 and 2012, respectively.

Cost of Revenues

The following table sets forth a quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended March 31,		3-month Variance 2013 vs. 2012
(In thousands)	2013	2012	$	%
Cost of revenues	$1,936	$1,855	$81	4%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. A significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. Accordingly, cost of revenues is relatively fixed and is therefore expected to grow at a slower pace than revenue. The four percent period over period increase resulted from increases in average headcount.

Research and Development Expenses

The following table sets forth a quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended March 31,		3-month Variance 2013 vs. 2012
(In thousands)	2013	2012	$	%
Research and development expenses	$2,611	$1,477	$1,134	77%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The 77% increase in expenses in the first quarter of 2013 compared to the same period in 2012 resulted from additional headcount, both new employees and independent contractors, primarily related to new product development. As announced in July of 2012, the Company increased new product investment spending to deliver two new products, ZixDLP and a mobile device email data security product for the BYOD (“bring your own device”) market. ZixDLP, an email data loss prevention product, was delivered on time and on budget in March 2013 and is now commercially available. The BYOD product is scheduled to be introduced in mid-2013 and is expected to address the loss of sensitive data in corporate email which is a serious threat created by a more mobile workforce.

Selling and Marketing Expenses

The following table sets forth a quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended March 31,		3-month Variance 2013 vs. 2012
(In thousands)	2013	2012	$	%
Selling and marketing expenses	$3,610	$2,531	$1,079	43%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The 43% increase in the first quarter of 2013 compared to the same period in 2012 resulted primarily from higher sales commissions and bonuses due to higher NFYOs and an increase in average headcount ($0.5 million). We also acquired new sales and marketing tools and invested in marketing and advertising programs ($0.4 million). Travel expenses were up $0.1 million over the same period due to higher average headcount. Stock-based compensation expense and other selling expenses increased $0.1 million.

General and Administrative Expenses

The following table sets forth a quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended March 31,		3-month Variance 2013 vs. 2012
(In thousands)	2013	2012	$	%
General and administrative expenses	$3,006	$1,799	$1,207	67%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the first quarter of 2013 compared to the same period in 2012 resulted primarily from a year-over-year increase in outside legal counsel fees associated with litigation ($1.1 million) and minor net expense increases and decreases incurred in providing other general corporate services. We do not expect these higher litigation related legal costs to continue due to recently settled litigation.

Provision for Income Taxes

The provision for income taxes was $94 thousand and $218 thousand for the three-month periods ended March 31, 2013 and 2012, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $50 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our March 31, 2013, provision of $94 thousand includes $27 thousand in state taxes currently payable based on gross revenues, $29 thousand related to deferred state taxes, $8 thousand related to the federal Alternative Minimum Tax, and $30 thousand in taxes related to our Canadian operations. Our March 31, 2012, provision of $218 thousand consisted of $92 thousand in state taxes payable based on gross revenues, $69 thousand related to deferred state taxes, $36 thousand related to the federal Alternative Minimum Tax, and taxes related to our Canadian operations totaling $21 thousand.

There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the three month periods ended March 31, 2013 and 2012. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended March 31, 2013. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At March 31, 2013, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $52.6 million, of its U.S. net deferred tax assets. The majority of this unreserved portion related to $43.9 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.6 million relating to temporary differences between GAAP and tax-related expense, $2.2 million relating to U.S. state income tax credits and net operating loss carryovers, and $900 thousand related to Alternative Minimum Tax credits.

At the end of 2012, the Company recorded a $2.3 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first quarter 2013 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2013 will exceed the estimate used at the end of 2012. For this reason, the Company offset its first quarter 2013 federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first quarter 2013 financial statements. The Company expects to follow this same methodology in the second and third quarters of 2013 and will reevaluate the need for its valuation allowance at December 31, 2013, following the same assessment methodology that was performed at December 31, 2012. Adjusting our valuation allowance could have a significant impact on operating results in the period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Income

The net income for the three months ended March 31, 2013, of $567 thousand is a decrease of $1.9 million compared to the net income of $2.4 million for the same period last year. Our increased revenue and resulting higher gross margin was offset by increased R&D and SG&A spending, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At March 31, 2013, our cash and cash equivalents totaled $24.2 million, an increase of $1.2 million from the December 31, 2012 balance, and we had no debt.

Sources and Uses of Cash Summary

	Three Months Ended March 31,
(In thousands)	2013	2012
Net cash provided by operations	$1,078	$2,533
Net cash used in investing activities	$(250)	$(228)
Net cash provided by (used in) financing activities	$392	$(4,979)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first quarter of 2012 and 2013 consisted of computer and networking equipment purchases.

Financing activities include the receipt of $392 thousand from the exercise of stock options in the first quarter 2013. Cash used in financing activities in the first quarter of 2012 included a $5.0 million repurchase of common stock, partially offset by $19 thousand received from the exercise of stock options.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of March 31, 2013. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11—$1.99	1,074,336	$1,602	1,074,336	$1,602
$2.00—$3.49	2,152,870	5,887	1,123,235	3,048
$3.50—$4.99	2,622,862	11,373	2,393,849	10,489
$5.00—$5.99	311,500	1,564	311,500	1,564
$6.00—$8.99	498,700	3,262	498,700	3,262
$9.00—$11.00	792,792	8,496	792,792	8,496

Total	7,453,060	$32,184	6,194,412	$28,461

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at March 31, 2013, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$2,411	$1,278	$941	$192

We have not entered into any material, non-cancelable purchase commitments at March 31, 2013.

We have severance agreements with certain employees which would require the Company to pay approximately $2.5 million if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated January 1, 2013. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated December 31, 2012, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZIX CORPORATION

Date: May 7, 2013	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)