Form 10-Q
period 2013-06-30
ZIX CORP
filed 2013-08-06
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, par value $0.01 per share	61,998,860

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,308	$22,988
Receivables, net	1,775	967
Prepaid and other current assets	1,364	1,697
Deferred tax assets	1,608	1,600

Total current assets	31,055	27,252
Property and equipment, net	2,587	2,384
Goodwill	2,161	2,161
Deferred tax assets	50,985	51,052

Total assets	$86,788	$82,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$537	$501
Accrued expenses	2,649	2,655
Deferred revenue	17,317	17,470

Total current liabilities	20,503	20,626
Long-term liabilities:
Deferred revenue	957	902
Deferred rent	81	76

Total long-term liabilities	1,038	978

Total liabilities	21,541	21,604
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 73,874,553 issued and 61,973,653 outstanding in 2013 and 73,165,433 issued and 61,264,533 outstanding in 2012	731	728
Additional paid-in capital	357,308	355,747
Treasury stock, at cost; 11,900,900 common shares in 2013 and 11,900,900 common shares in 2012	(41,506)	(41,506)
Accumulated deficit	(251,286)	(253,724)

Total stockholders’ equity	65,247	61,245

Total liabilities and stockholders’ equity	$86,788	$82,849

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues	$11,838	$10,343	$23,602	$20,644
Cost of revenues	1,903	1,812	3,839	3,667

Gross margin	9,935	8,531	19,763	16,977
Operating expenses:
Research and development	2,488	1,465	5,099	2,942
Selling, general and administrative	5,532	4,370	12,148	8,700

Total operating expenses	8,020	5,835	17,247	11,642

Operating income	1,915	2,696	2,516	5,335
Other income, net	64	5	124	10

Income before income taxes	1,979	2,701	2,640	5,345
Income tax expense	(108)	(58)	(202)	(276)

Net Income	$1,871	$2,643	$2,438	$5,069

Basic income per common share	$0.03	$0.04	$0.04	$0.08

Diluted income per common share	$0.03	$0.04	$0.04	$0.08

Basic weighted average common shares outstanding	61,158,009	61,103,342	61,068,294	62,063,059

Diluted weighted average common shares outstanding	62,451,546	61,721,859	62,242,401	62,743,297

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
(In thousands, except shares)	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2012	73,165,433	$728	$355,747	$(41,506)	$(253,724)	$61,245
Issuance of common stock upon exercise of stock options	324,120	3	714	—	—	717
Issuance of restricted common stock	385,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	847	—	—	847
Net income	—	—	—	—	2,438	2,438

Balance, June 30, 2013	73,874,553	$731	$357,308	$(41,506)	$(251,286)	$65,247

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$2,438	$5,069
Non-cash items in net income:
Depreciation and amortization	711	659
Employee stock-based compensation costs	847	458
Non-employee stock-based compensation costs	—	6
Changes in deferred taxes	59	54
Changes in operating assets and liabilities:
Receivables	(808)	32
Prepaid and other current assets	333	(352)
Accounts payable	70	(62)
Deferred revenue	(98)	1,238
Accrued and other liabilities	(1)	375

Net cash provided by operating activities	3,551	7,477
Investing activities:
Purchases of property and equipment	(948)	(622)

Net cash used in investing activities	(948)	(622)
Financing activities:
Proceeds from exercise of stock options	717	252
Purchase of treasury shares	—	(9,000)

Net cash provided by (used in) financing activities	717	(8,748)

Increase (decrease) in cash and cash equivalents	3,320	(1,893)
Cash and cash equivalents, beginning of period	22,988	20,680

Cash and cash equivalents, end of period	$26,308	$18,787

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2013, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include stock options, restricted stock, and restricted stock units (“RSU’s”). As of June 30, 2013, the Company had 7,312,377 stock options outstanding and 505,346 shares available for grant.

Stock Option Activity

There were 114,683 and 324,120 stock options exercised for the three and six month periods ended June 30, 2013, respectively. There were 130,268 and 142,368 stock options exercised for the three and six month periods ended June 30, 2012. There was a $30 thousand excess tax benefit recorded in the three month period ended June 30, 2013, related to the 114,683 option exercises. The excess tax benefit recorded in the six month period ended June 30, 2013, related to the 324,120 option exercises was $47 thousand. A deferred tax asset totaling $167 thousand and $136 thousand, resulting from stock-based compensation expense associated with options relating to the Company’s U.S. operations, was recorded for the six month periods ended June 30, 2013 and 2012, respectively.

The following is a summary of all stock option transactions during the three months ended June 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at March 31, 2013	7,453,060	$4.32
Granted at market price	—	—
Cancelled or expired	(26,000)	$5.20
Exercised	(114,683)	$2.85

Outstanding at June 30, 2013	7,312,377	$4.34	4.22

Options exercisable at June 30, 2013	6,194,048	$4.59	3.38

At June 30, 2013, we had 4,349,819 stock options outstanding and 3,231,490 options exercisable in which the exercise price was lower than the market price of the Company’s common stock. The aggregate intrinsic value of these options was $6.4 million and $5.0 million, respectively.

For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Restricted Stock Activity

The following is a summary of all restricted stock activity during the three months ended June 30, 2013:

	Restricted Shares	Weighted Average Fair Value
Outstanding at March 31, 2013	736,000	$2.99
Granted at market price	—	—
Vested	—	—
Cancelled	—	—

Unvested restricted stock at June 30, 2013	736,000	$2.99

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended June 30, 2013:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at March 31, 2013	208,000	$2.93
Granted at market price	—	—
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at June 30, 2013	208,000	$2.93

The weighted average grant-date fair value of awards of restricted stock and RSU’s (collectively “restricted stock”) is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and six month periods ended June 30, 2013, the total stock-based employee compensation expense resulting from stock options, restricted stock, and RSU’s was recorded to the following line items of the Company’s condensed consolidated statements of operations:

(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Cost of revenues	$45	$87
Research and development	54	106
Selling, general and administrative	345	654

Stock-based compensation expense	$444	$847

As of June 30, 2013, there was $4.3 million of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the incentive plans. This cost is expected to be recognized over a weighted average period of 1.77 years.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes:

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash income tax payments	$118	$214

5. Receivables, net

(In thousands)	June 30, 2013	December 31, 2012
Receivables	$1,875	$995
Allowance for returns and doubtful accounts	(100)	(28)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$1,775	$967

The allowance for doubtful accounts includes all specific accounts receivable which we believe are likely not collectible based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at June 30, 2013.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012, are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Basic weighted average shares	61,158,009	61,103,342	61,068,294	62,063,059
Effect of dilutive securities:
Employee and director stock options	998,058	618,517	939,781	680,238
Restricted stock	226,824	—	178,956	—
RSU’s	68,655	—	55,370	—

Potential dilutive common shares	62,451,546	61,721,859	62,242,401	62,743,297

During the three months ended June 30, 2013, weighted average shares related to 4,701,116 stock options were excluded from the calculation of diluted earnings per share because the exercise price of the awards was in excess of the market price and such awards are therefore anti-dilutive. During the six months ended June 30, 2013, weighted average shares related to 4,974,599 stock options, 62,562 shares of restricted stock, and 15,438 RSU’s were excluded from the calculation of diluted earnings per share because the exercise price of the awards was in excess of the market price and such awards are therefore anti-dilutive. During the three and six months ended June 30, 2012, weighted average shares of 5,596,445 and 5,330,568, respectively, related to stock options were excluded from the calculation of diluted earnings per share because the stock options were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at June 30, 2013, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$11,683	$604	$2,269	$2,110	$6,700

We have not entered into any material, non-cancelable purchase commitments at June 30, 2013.

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

9. Common Stock Repurchase Program

During the six months ended June 30, 2012, the Company repurchased 3,080,966 shares at an aggregate cost of $9.0 million under a $15 million share repurchase program authorized by our board of directors announced November 9, 2011. This repurchase program was completed during the three months ended June 30, 2012. No stock repurchases have occurred during the six-month period ending June 30, 2013.

10. Income Taxes

At the end of 2012, the Company recorded a $2.3 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first and second quarter 2013 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2013 will exceed the estimate used at the end of 2012. For this reason, the Company offset its first and second quarter 2013 federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first and second quarter 2013 financial statements. The Company expects to follow this same methodology in the third quarter of 2013 and will reevaluate the need for its valuation allowance at December 31, 2013, following the same assessment that was performed at December 31, 2012.

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

Overview

ZixCorp® offers email encryption and data loss prevention solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, financial services, insurance and government sectors. ZixCorp Email Encryption Service enables the secure exchange of email for sensitive information and offers the industry’s only fully transparent delivery, such that secure email can be sent and received without extra steps or passwords. ZixCorp has the world’s largest email encryption community with tens of millions of members and growing by approximately 100,000 members per week. Our members include all federal financial regulators—such as those on the Federal Financial Institutions Examination Council (FFIEC)—divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), the Financial Industry Regulatory Agency (FINRA), one in every five U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

ZixCorp® Email Encryption is a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies. ZixCorp’s main differentiation in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of secure, encrypted email between our ZixGateway® subscribing customers. More than 30 percent of all ZixCorp encrypted messages are received transparently, which allows recipients to access secure email just like regular email—without any extra steps or passwords. Most email encryption solutions are focused on the sender. They typically introduce an added burden on receivers, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the receiver’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery by (1) ZixDirectory®, the world’s largest email encryption community which is designed to share identities, (2) ZixCorp’s Best Method of Delivery ™, which is designed to deliver email according to the sender’s encryption policy, and (3) ZixGateway®, which is an enterprise gateway that automatically decrypts the message. The result is secure encrypted email exchange that is transparent for both sender and receiver.

In March 2013 the Company launched ZixDLPTM, an email-specific data loss prevention (“DLP”) solution. ZixDLP addresses business’s greatest source of data loss—email. By focusing strictly on email, ZixCorp provides a straightforward DLP approach that decreases the cost, reduces deployment time from months to hours and minimizes impact on customer resources and workflow.

The Company has also launched ZixOneTM, a unique bring-your-own-device (BYOD) secure mobile email application. ZixOne sets itself apart in the BYOD market by meeting the employees’ desire to use their own devices for work and maintain control and privacy while giving IT the ability to secure data and meet compliance needs. ZixOne is scheduled for commercial availability on Sept. 3, 2013.

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

Results of Operations

Second Quarter 2013 Summary of Operations

Financial

•	Revenue for the quarter ended June 30, 2013, was $11.8 million compared with $10.3 million for the same period in 2012, representing a 14% increase.

•	Gross margin for the quarter ended June 30, 2013, was $9.9 million or 84% of revenues compared with $8.5 million or 82% of revenues for the comparable period in 2012.

•	Net income for the quarter ended June 30, 2013, was $1.9 million compared with net income of $2.6 million in the comparable period in 2012.

•	Ending cash and cash equivalents were $26.3 million on June 30, 2013, compared with $23.0 million on December 31, 2012.

Operations

•	New first year orders (“NFYOs”) for the quarter ended June 30, 2013, were $2.4 million. As of June 30, 2013, backlog was $63.4 million.

Revenues

Email Encryption is a subscription-based service. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended June 30,		3-month Variance 2013 vs. 2012		Six Months Ended June 30,		6-month Variance 2013 vs. 2012
(in thousands)	2013	2012	$	%	2013	2012	$	%
Revenues	$11,838	$10,343	$1,495	14%	$23,602	$20,644	$2,958	14%

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

As of June 30, 2013, total backlog was $63.4 million and we expect approximately 55% of the total backlog to be recognized as revenue during the next twelve months. As of June 30, 2013, the backlog was comprised of the following elements: $18.3 million of deferred revenue that has been billed and paid, $8.0 million billed but unpaid, and approximately $37.1 million of unbilled contracts. The second quarter ending backlog was a 14% increase over the $55.5 million backlog at the end of the second quarter 2012 and 10% above the ending backlog of $57.7 million at December 31, 2012.

Orders — Total orders were $15.6 million and $13.6 million for the three-month periods ended June 30, 2013 and 2012, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2.4 million and $2.5 million for the three-month period ended June 30, 2013 and 2012, respectively.

Cost of Revenues

The following table sets forth a quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended June 30,		3-month Variance 2013 vs. 2012		Six Months Ended June 30,		6-month Variance 2013 vs. 2012
(in thousands)	2013	2012	$	%	2013	2012	$	%
Cost of revenues	$1,903	$1,812	$91	5%	$3,839	$3,667	$172	5%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. A significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. Accordingly, cost of revenues is relatively fixed and is therefore expected to grow at a slower pace than revenue. The minor period over period cost increases depicted in the table above resulted primarily from increases in average headcount.

Research and Development Expenses

The following table sets forth a quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended June 30,		3-month Variance 2013 vs. 2012		Six Months Ended June 30,		6-month Variance 2013 vs. 2012
(in thousands)	2013	2012	$	%	2013	2012	$	%
Research and development expenses	$2,488	$1,465	$1,023	70%	$5,099	$2,942	$2,157	73%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The 70% and 73% increases in expenses for the three and six month periods ended June 30, 2013, respectively compared to the same respective periods in 2012 resulted from additional headcount, both new employees and independent contractors, primarily related to new product development. As announced in July of 2012, the Company increased new product investment spending to deliver two new products, ZixDLP and ZixOne. ZixDLP, an email data loss prevention product, was delivered in March 2013 and is now commercially available. The Company launched a beta version of ZixOne, a bring your own device (“BYOD”) management solution in May 2013. Commercial availability for ZixOne is currently scheduled for late in the third quarter 2013. Research and development expenses for the second half of 2013 are expected to remain relatively flat with the expenses incurred in the first half 2013.

Selling and Marketing Expenses

The following table sets forth a quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended June 30,		3-month Variance 2013 vs. 2012		Six Months Ended June 30,		6-month Variance 2013 vs. 2012
(in thousands)	2013	2012	$	%	2013	2012	$	%
Selling and marketing expenses	$3,640	$2,521	$1,119	44%	$7,250	$5,052	$2,198	44%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel and costs associated with promotional activities and advertising campaigns. The quarter over quarter expense increase resulted primarily from higher average headcount and sales commissions accounting for approximately $0.7 million of the total increase. Additionally, marketing expenses increased approximately $0.4 million due to non-headcount expenses relating primarily to new marketing campaigns and programs designed to increase awareness and demand for the Company’s products and services. The 44% increase in the first half of 2013 compared to the same period in 2012 resulted primarily from higher average headcount and sales commissions which increased by approximately $1.4 million during the period. Additionally, marketing expenses increased approximately $0.8 million due to non-headcount marketing expenses relating to new marketing campaigns described above.

General and Administrative Expenses

The following table sets forth a quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended June 30,		3-month Variance 2013 vs. 2012		Six Months Ended June 30,		6-month Variance 2013 vs. 2012
(in thousands)	2013	2012	$	%	2013	2012	$	%
General and administrative expenses	$1,892	$1,849	$43	2%	$4,898	$3,648	$1,250	34%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the six month period ended June 30, 2013, compared to the same period in 2012 resulted primarily from a year-over-year increase in outside legal counsel fees associated with litigation ($1.1 million) and minor net expense increases and decreases incurred in providing other general corporate services. We have settled those litigation matters for which we incurred substantially all of our increased legal expenses. We expect to incur no additional costs for those settled litigation matters. Please see Claims and Proceedings under Footnote 7 to the condensed consolidated financial statements.

Provision for Income Taxes

The provision for income taxes was $108 thousand and $58 thousand for the three-month periods ended June 30, 2013 and 2012, respectively, and $202 thousand and $276 thousand, for the six-month periods ended June 30, 2013 and 2012, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $49.4 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our June 30, 2013, provision of $202 thousand includes $56 thousand in state taxes currently payable based on gross revenues, $59 thousand related to deferred state taxes, $28 thousand related to the federal Alternative Minimum Tax, and $59 thousand in taxes related to our Canadian operations. Our June 30, 2012, provision of $276 thousand consisted of $102 thousand in state taxes payable based on gross revenues, $54 thousand related to deferred state taxes, $75 thousand related to the federal Alternative Minimum Tax, and taxes related to our Canadian operations totaling $45 thousand.

There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the three month periods ended June 30, 2013 and 2012. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended June 30, 2013. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At June 30, 2013, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $52.6 million, of its U.S. net deferred tax assets. The majority of this unreserved portion related to $43.9 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.6 million relating to temporary differences between GAAP and tax-related expense, $2.1 million relating to U.S. state income tax credits and net operating loss carryovers, and $1 million related to Alternative Minimum Tax credits.

At the end of 2012, the Company recorded a $2.3 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first and second quarter 2013 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2013 will exceed the estimate used at the end of 2012. For this reason, the Company offset its first and second quarter 2013 federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first and second quarter 2013 financial statements. The Company expects to follow this same methodology in the third quarter of 2013 and will reevaluate the need for its valuation allowance at December 31, 2013, following the same assessment methodology that was performed at December 31, 2012. Adjusting our valuation allowance could have a significant impact on operating results in the period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Income

The net income for the three months ended June 30, 2013, of $1.9 million is a decrease of $772 thousand compared to the net income of $2.6 million for the same period last year. Our increased revenue and resulting higher gross margin was offset by increased R&D and SG&A spending, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. At June 30, 2013, our cash and cash equivalents totaled $26.3 million, an increase of $3.3 million from the December 31, 2012 balance, and we had no debt.

Sources and Uses of Cash Summary

	Six Months Ended June 30,
(In thousands)	2013	2012
Net cash provided by operations	$3,551	$7,477
Net cash used in investing activities	$(948)	$(622)
Net cash provided by (used in) financing activities	$717	$(8,748)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities consist primarily of computer and networking equipment purchases.

Financing activities include the receipt of $717 thousand from the exercise of stock options in the first two quarters of 2013. Cash used in financing activities in the first two quarters of 2012 included a $9.0 million repurchase of common stock, partially offset by $252 thousand received from the exercise of stock options.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of June 30, 2013. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 – $1.99	1,059,336	$1,581	1,059,336	$1,581
$2.00 – $3.49	2,053,187	5,567	1,125,700	3,012
$3.50 – $4.99	2,621,862	11,349	2,431,020	10,612
$5.00 – $5.99	286,500	1,432	286,500	1,433
$6.00 – $8.99	498,700	3,262	498,700	3,262
$9.00 – $11.00	792,792	8,496	792,792	8,496

Total	7,312,377	$31,687	6,194,048	$28,396

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at June 30, 2013, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$11,683	$604	$2,269	$8,810

We have not entered into any material, non-cancelable purchase commitments at June 30, 2013.

We have severance agreements with certain employees which would require the Company to pay approximately $2.7 million if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ZIX CORPORATION

Date: August 6, 2013	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)