Form 10-Q
period 2013-09-30
ZIX CORP
filed 2013-11-07
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Stock, par value $0.01 per share	62,417,814

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,876	$22,988
Receivables, net	2,765	967
Prepaid and other current assets	1,755	1,697
Deferred tax assets	1,654	1,600

Total current assets	39,050	27,252
Property and equipment, net	2,548	2,384
Goodwill	2,161	2,161
Deferred tax assets	50,909	51,052

Total assets	$94,668	$82,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$409	$501
Accrued expenses	2,194	2,655
Deferred revenue	19,546	17,470

Total current liabilities	22,149	20,626
Long-term liabilities:
Deferred revenue	1,346	902
Deferred rent	1,643	76

Total long-term liabilities	2,989	978

Total liabilities	25,138	21,604
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 74,337,869 issued and 62,410,110 outstanding in 2013 and 73,165,433 issued and 61,264,533 outstanding in 2012	736	728
Additional paid-in capital	358,531	355,747
Treasury stock, at cost; 11,927,759 common shares in 2013 and 11,900,900 common shares in 2012	(41,626)	(41,506)
Accumulated deficit	(248,111)	(253,724)

Total stockholders’ equity	69,530	61,245

Total liabilities and stockholders’ equity	$94,668	$82,849

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Revenues	$12,225	$11,023	$35,827	$31,667
Cost of revenues	1,904	1,887	5,743	5,554

Gross margin	10,321	9,136	30,084	26,113
Operating expenses:
Research and development	2,345	2,046	7,444	4,988
Selling, general and administrative	4,659	5,020	16,807	13,720

Total operating expenses	7,004	7,066	24,251	18,708

Operating income	3,317	2,070	5,833	7,405
Other income, net	17	6	141	16

Income before income taxes	3,334	2,076	5,974	7,421
Income tax expense	(159)	(133)	(361)	(409)

Net Income	$3,175	$1,943	$5,613	$7,012

Basic income per common share	$0.05	$0.03	$0.09	$0.11

Diluted income per common share	$0.05	$0.03	$0.09	$0.11

Basic weighted average common shares outstanding	61,378,131	60,896,042	61,172,708	61,671,214

Diluted weighted average common shares outstanding	63,065,762	61,472,352	62,517,989	62,316,809

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
(In thousands, except share data)	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2012	73,165,433	$728	$355,747	$(41,506)	$(253,724)	$61,245
Issuance of common stock upon exercise of stock options	759,186	8	1,486	—	—	1,494
Issuance of common stock upon vesting of restricted stock units	28,250	—	—	—	—	—
Issuance of restricted common stock	385,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,298	(120)	—	1,178
Net income	—	—	—	—	5,613	5,613

Balance, September 30, 2013	74,337,869	$736	$358,531	$(41,626)	$(248,111)	$69,530

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$5,613	$7,012
Non-cash items in net income:
Depreciation and amortization	1,078	988
Employee stock-based compensation costs	1,298	796
Non-employee stock-based compensation costs	—	8
Changes in deferred taxes	89	82
Changes in operating assets and liabilities:
Receivables	(1,798)	(452)
Prepaid and other current assets	(58)	189
Accounts payable	(72)	75
Deferred revenue	2,520	2,520
Accrued and other liabilities	1,106	874

Net cash provided by operating activities	9,776	12,092
Investing activities:
Purchases of property and equipment	(1,262)	(1,049)

Net cash used in investing activities	(1,262)	(1,049)
Financing activities:
Proceeds from exercise of stock options	1,494	308
Purchase of treasury shares	(120)	(9,000)

Net cash provided by (used in) financing activities	1,374	(8,692)

Increase in cash and cash equivalents	9,888	2,351
Cash and cash equivalents, beginning of period	22,988	20,680

Cash and cash equivalents, end of period	$32,876	$23,031

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2013, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include stock options, restricted stock, and restricted stock units (“RSU’s”). As of September 30, 2013, the Company had 6,840,091 stock options outstanding and 516,920 shares available for grant.

Stock Option Activity

There were 435,066 and 759,186 stock options exercised for the three and nine month periods ended September 30, 2013, respectively. There were 32,600 and 174,968 stock options exercised for the three and nine month periods ended September 30, 2012. There was a $373 thousand excess tax benefit recorded in the three month period ended September 30, 2013, related to the 435,066 option exercises. The excess tax benefit recorded in the nine month period ended September 30, 2013, related to the 759,186 option exercises was $420 thousand. A deferred tax asset totaling $243 thousand and $219 thousand, resulting from stock-based compensation expense associated with options relating to the Company’s U.S. operations, was recorded for the nine month periods ended September 30, 2013 and 2012, respectively.

The following is a summary of all stock option transactions during the three months ended September 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at June 30, 2013	7,312,377	$4.34
Granted at market price	—	—
Cancelled or expired	(37,220)	$7.29
Exercised	(435,066)	$1.75

Outstanding at September 30, 2013	6,840,091	$4.49	4.02

Options exercisable at September 30, 2013	5,857,319	$4.75	3.24

At September 30, 2013, we had 5,214,099 stock options outstanding and 4,231,327 options exercisable in which the exercise price was lower than the market price of the Company’s common stock. The aggregate intrinsic value of these options was $8.2 million and $6.3 million, respectively.

For additional information regarding the Company’s Stock Options and Stock-based Employee Compensation, see Note 4 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Restricted Stock Activity

The following is a summary of all restricted stock activity during the three months ended September 30, 2013:

	Restricted Shares	Weighted Average Fair Value
Outstanding at June 30, 2013	736,000	$2.99
Granted at market price	—	—
Vested	(87,750)	2.49
Cancelled	—	—

Unvested restricted stock at September 30, 2013	648,250	$3.06

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended September 30, 2013:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at June 30, 2013	208,000	$2.93
Granted at market price	—	—
Vested	(28,250)	2.49
Cancelled	—	—

Unvested restricted stock units at September 30, 2013	179,750	$3.00

The weighted average grant-date fair value of awards of restricted stock and RSU’s (collectively “restricted stock”) is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and nine month periods ended September 30, 2013, the total stock-based employee compensation expense resulting from stock options, restricted stock, and RSU’s was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Cost of revenues	$46	$133
Research and development	56	162
Selling, general and administrative	349	1,003

Stock-based compensation expense	$451	$1,298

As of September 30, 2013, there was $3.8 million of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the incentive plans. This cost is expected to be recognized over a weighted average period of 1.68 years.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash income tax payments	$188	$295
Non-cash investing and financing activities:
Payables related to purchases of fixed assets	$20	$14

5. Receivables, net

(In thousands)	September 30, 2013	December 31, 2012
Gross accounts receivable	$8,610	$6,721
Allowance for returns and doubtful accounts	(50)	(28)
Unpaid portion of deferred revenue	(5,795)	(5,726)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$2,765	$967

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at September 30, 2013.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Basic weighted average shares	61,378,131	60,896,042	61,172,708	61,671,214
Effect of dilutive securities:
Employee and director stock options	1,342,060	553,717	1,073,873	638,064
Restricted stock	268,504	17,091	208,805	5,697
RSU’s	77,067	5,502	62,603	1,834

Potential dilutive common shares	63,065,762	61,472,352	62,517,989	62,316,809

During the three months ended September 30, 2013, weighted average shares related to 3,212,538 stock options were excluded from the calculation of diluted earnings per share because the exercise price of the awards was in excess of the market price and such awards are therefore anti-dilutive. During the nine months ended September 30, 2013, weighted average shares related to 4,387,246 stock options, 41,708 shares of restricted stock, and 10,292 RSU’s were excluded from the calculation of diluted earnings per share because the exercise price of the awards was in excess of the market price and such awards are therefore anti-dilutive. During the three and nine months ended September 30, 2012, weighted average shares of 5,947,939 and 5,536,358, respectively, related to stock options were excluded from the calculation of diluted earnings per share because the stock options were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at September 30, 2013, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$11,759	$843	$2,382	$2,087	$6,447

We have not entered into any material, non-cancelable purchase commitments at September 30, 2013.

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

9. Common Stock Repurchase Program

During the three months ended September 30, 2013, the Company repurchased 26,859 shares at a cost of $120 thousand to offset the tax impact of vesting restricted awards. Of this amount, 13,747 shares at a cost of $61 thousand related to restricted stock awards and 13,112 shares at a cost of $59 thousand related to RSU’s. During the nine months ended September 30, 2012, the Company repurchased 3,080,966 shares at an aggregate cost of $9.0 million under a $15 million share repurchase program authorized by our board of directors announced November 9, 2011. This repurchase program was completed during the three months ended June 30, 2012.

Subsequent to the balance sheet date, the Company’s board of directors approved a share repurchase. See footnote 11 to the condensed consolidated financial statements below.

10. Income Taxes

At the end of 2012, the Company recorded a $2.3 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first, second and third quarter 2013 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2013 will exceed the estimate used at the end of 2012. For this reason, the Company offset its first, second, and third quarter 2013 federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first, second and third quarter 2013 financial statements. The Company will reevaluate the need for its valuation allowance at December 31, 2013, following the same assessment that was performed at December 31, 2012.

11. Subsequent Events

On November 6, 2013, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $15 million of its shares of common stock from time to time in the open market. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The share purchases will be funded from existing cash resources and may be suspended or discontinued at any time, however, the share repurchase program will expire on June 30, 2014.

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

Overview

ZixCorp® offers email encryption and data loss prevention solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, financial services, insurance and government sectors. ZixCorp Email Encryption Service enables the secure exchange of email for sensitive information and offers the industry’s only transparent delivery, such that secure email can be sent and received without extra steps or passwords. ZixCorp has the world’s largest email encryption community with tens of millions of members and growing by approximately 100,000 members per week. Our members include all federal financial regulators—such as those on the Federal Financial Institutions Examination Council (FFIEC)—divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), the Financial Industry Regulatory Agency (FINRA), one in every five U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

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

On September 3, 2013 the Company announced commercial availability of ZixOneTM, a secure email solution for the bring-your-own-device (“BYOD”) market. With ZixOne, employees can access business email, calendar and contact information from their Android and iOS mobile devices without downloading that sensitive corporate data to the devices. ZixOne uniquely balances employers’ needs for data security, compliance and legal risk management with their employees’ desire to use their own devices for work while maintaining users’ privacy and individual control over their devices.

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

Results of Operations

Third Quarter 2013 Summary of Operations

Financial

•	Revenue for the quarter ended September 30, 2013, was $12.2 million compared with $11.0 million for the same period in 2012, representing an 11% increase.

•	Gross margin for the quarter ended September 30, 2013, was $10.3 million or 84% of revenues compared with $9.1 million or 83% of revenues for the comparable period in 2012.

•	Net income for the quarter ended September 30, 2013, was $3.2 million compared with net income of $1.9 million in the comparable period in 2012.

•	Ending cash and cash equivalents were $32.9 million on September 30, 2013, compared with $23.0 million on December 31, 2012.

Operations

•	New first year orders (“NFYOs”) for the quarter ended September 30, 2013, were $2.2 million. As of September 30, 2013, backlog was $64.2 million.

Revenues

Email Encryption is a subscription-based service. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended September 30,		3-month Variance 2013 vs. 2012		Nine Months Ended September 30,		9-month Variance 2013 vs. 2012
(in thousands)	2013	2012	$	%	2013	2012	$	%
Revenues	$12,225	$11,023	$1,202	11%	$35,827	$31,667	$4,160	13%

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

As of September 30, 2013, total backlog was $64.2 million and we expect approximately 54% of the total backlog to be recognized as revenue during the next twelve months. As of September 30, 2013, the backlog was comprised of the following elements: $20.9 million of deferred revenue that has been billed and paid, $5.8 million billed but unpaid, and approximately $37.5 million of unbilled contracts. The third quarter ending backlog was a 13% increase over the $57.0 million backlog at the end of the third quarter 2012 and 11% above the ending backlog of $57.7 million at December 31, 2012.

Orders — Total orders were $13.0 million and $12.7 million for the three-month periods ended September 30, 2013 and 2012, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2.2 million and $2.6 million for the three-month period ended September 30, 2013 and 2012, respectively.

Cost of Revenues

The following table sets forth a quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended September 30,		3-month Variance 2013 vs. 2012		Nine Months Ended September 30,		9-month Variance 2013 vs. 2012
(in thousands)	2013	2012	$	%	2013	2012	$	%
Cost of revenues	$1,904	$1,887	$17	1%	$5,743	$5,554	$189	3%

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

Research and Development Expenses

The following table sets forth a quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended September 30,		3-month Variance 2013 vs. 2012		Nine Months Ended September 30,		9-month Variance 2013 vs. 2012
(in thousands)	2013	2012	$	%	2013	2012	$	%
Research and development expenses	$2,345	$2,046	$299	15%	$7,444	$4,988	$2,456	49%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The 15% and 49% increases in expenses for the three and nine month periods ended September 30, 2013, respectively compared to the same respective periods in 2012 resulted from additional headcount, both new employees and independent contractors, primarily related to new product development. As announced in July of 2012, the Company increased new product investment spending to deliver two new products, ZixDLP and ZixOne. ZixDLP, an email data loss prevention product, was delivered in March 2013 and is now commercially available. The Company launched ZixOne, a BYOD management solution in September 2013.

Selling and Marketing Expenses

The following table sets forth a quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended September 30,		3-month Variance 2013 vs. 2012		Nine Months Ended September 30,		9-month Variance 2013 vs. 2012
(in thousands)	2013	2012	$	%	2013	2012	$	%
Selling and marketing expenses	$3,088	$2,958	$130	4%	$10,338	$8,010	$2,328	29%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel and costs associated with promotional activities and advertising campaigns. The quarter over quarter increase resulted primarily from higher average headcount. The 29% increase in the nine month period ended September 30, 2013, compared to the same period in 2012, resulted primarily from higher average headcount accounting for approximately $1.8 million increase period over period. Additionally, marketing expenses increased approximately $0.5 million due to non-headcount marketing expenses relating to new marketing campaigns.

General and Administrative Expenses

The following table sets forth a quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended September 30,		3-month Variance 2013 vs. 2012		Nine Months Ended September 30,		9-month Variance 2013 vs. 2012
(in thousands)	2013	2012	$	%	2013	2012	$	%
General and administrative expenses	$1,571	$2,062	$(491)	(24%)	$6,469	$5,710	$759	13%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The three month favorable variance in G&A expenses resulted primarily from lower outside legal fees relating to litigation matters. We have settled those litigation matters. The increase in the nine month period ended September 30, 2013, compared to the same period in 2012 resulted primarily from a year-over-year increase in outside legal counsel fees associated with litigation ($0.6 million) and minor net expense increases and decreases incurred in providing other general corporate services. We have settled theses litigation matters. We expect to incur no additional costs for these settled litigation matters. Please see Claims and Proceedings under Footnote 7 to the condensed consolidated financial statements.

Provision for Income Taxes

The provision for income taxes was $159 thousand and $133 thousand for the three-month periods ended September 30, 2013 and 2012, respectively, and $361 thousand and $409 thousand, for the nine-month periods ended September 30, 2013 and 2012, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $48.7 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our September 30, 2013, provision of $361 thousand includes $102 thousand in state taxes currently payable based on gross revenues, $88 thousand related to deferred state taxes, $82 thousand related to the federal Alternative Minimum Tax, and $89 thousand in taxes related to our Canadian operations. Our September 30, 2012, provision of $409 thousand consisted of $144 thousand in state taxes payable based on gross revenues, $82 thousand related to deferred state taxes, $124 thousand related to the federal Alternative Minimum Tax, and taxes related to our Canadian operations totaling $59 thousand.

There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the three month periods ended September 30, 2013 and 2012. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended September 30, 2013. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At September 30, 2013, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $52.6 million, of its U.S. net deferred tax assets. The majority of this unreserved portion related to $43.6 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.9 million relating to temporary differences between GAAP and tax-related expense, $2.1 million relating to U.S. state income tax credits and net operating loss carryovers, and $1 million related to Alternative Minimum Tax credits.

At the end of 2012, the Company recorded a $2.3 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first, second and third quarter 2013 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2013 will exceed the estimate used at the end of 2012. For this reason, the Company offset its first, second and third quarter 2013 federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first, second and third quarter 2013 financial statements. The Company will reevaluate the need for its valuation allowance at December 31, 2013, following the same assessment methodology that was performed at December 31, 2012. Adjusting our valuation allowance could have a significant impact on operating results in the period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Income

The net income for the three months ended September 30, 2013, of $3.2 million is an increase of $1.2 million compared to the net income of $1.9 million for the same period last year. Our increased revenue and resulting higher gross margin contributed to this increase, while our reduced G&A spending was offset by increased R&D and selling and marketing spending, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. At September 30, 2013, our cash and cash equivalents totaled $32.9 million, an increase of $9.9 million from the December 31, 2012 balance, and we had no debt.

Sources and Uses of Cash Summary

	Nine Months Ended September 30,
(In thousands)	2013	2012
Net cash provided by operations	$9,776	$12,092
Net cash used in investing activities	$(1,262)	$(1,049)
Net cash provided by (used in) financing activities	$1,374	$(8,692)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities consist primarily of computer and networking equipment purchases.

Financing activities include the receipt of $1.5 million from the exercise of stock options in the first three quarters of 2013, partially offset by $120 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. Cash used in financing activities in the first three quarters of 2012 included a $9.0 million repurchase of common stock, partially offset by $308 thousand received from the exercise of stock options.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of September 30, 2013. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	716,401	$1,087	716,401	$1,087
$2.00 - $3.49	1,998,806	5,438	1,168,710	3,156
$3.50 - $4.99	2,581,892	11,213	2,429,216	10,624
$5.00 - $5.99	286,500	1,433	286,500	1,433
$6.00 - $8.99	463,700	3,002	463,700	3,002
$9.00 - $11.00	792,792	8,496	792,792	8,496

Total	6,840,091	$30,669	5,857,319	$27,798

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at September 30, 2013, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$11,759	$843	$2,382	$8,534

We have not entered into any material, non-cancelable purchase commitments at September 30, 2013.

We have severance agreements with certain employees which would require the Company to pay approximately $2.8 million if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	13,747	$4.46	—	$—
August 1, 2013 to August 31, 2013	—	$—	—	$—
September 1, 2013 to September 30, 2013	—	$—	—	$—

Total	13,747	$4.46	—	$—

(1)	These amounts include shares deemed to be repurchased pursuant to the Company’s 2012 Incentive Plan (the “Plan”). Under the Plan, participants may surrender shares as payment of applicable tax withholdings on the vesting of restricted stock awards. Participants in the Plan may also exercise restricted stock options by surrendering shares of common stock that the participants already own as payment of the exercise price. Shares so surrendered by participants in the Plan are repurchased pursuant to the terms of the Plan and applicable award agreements and not pursuant to a publically announced share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated January 1, 2013. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, dated December 31, 2012, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*

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

ZIX CORPORATION

Date: November 7, 2013	By:	/ s/ MICHAEL W. ENGLISH

Michael W. English
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)