Form 10-K
period 2013-12-31
ZIX CORP
filed 2014-03-12
CIK 855612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 7, 2014, there were 59,606,164 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2013, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $257,542,205.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2014 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Zix Corporation (“ZixCorp®,” the “Company,” “we,” “our,” or “us”) offers email encryption data loss prevention and Bring-Your-Own-Device (“BYOD”) security to meet business data protection and compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including significant federal financial regulators—such as the Federal Financial Institutions Examination Council (“FFIEC”), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), the Financial Industry Regulatory Agency (“FINRA”)—one in every five U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

Zix TM Email Encryption enables the secure exchange of email that include sensitive information through a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies. It is a Software-as-a-Service (“SaaS”) solution, for which customers pay an annual service subscription fee.

The main differentiator for Zix Email Encryption in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of secure, encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on receivers, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the receiver’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery by (1) ZixDirectory®, the world’s largest email encryption community which is designed to share identities of our tens of millions of members (growing by approximately 100,000 members per week), (2) ZixCorp’s Best Method of Delivery®, which is designed to deliver email according to the sender’s encryption policy, and (3) ZixGateway®, which is an enterprise gateway that automatically decrypts the message. The result is the industry’s only transparent encrypted email, such that secure email can be exchanged without extra steps or passwords for both senders and receivers.

On March 29, 2013, ZixCorp launched ZixDLPTM, an email-specific data loss prevention (“DLP”) solution. By focusing strictly on email, ZixDLP addresses business’s greatest source of data loss – corporate email. The straightforward DLP approach decreases the complexity and cost often associated with other DLP solutions. ZixDLP is also designed to reduce deployment time from months to hours and minimize impact on customer resources and workflow. In addition, ZixDLP offers a convenient experience for both employees interacting with the solution and administrators managing the system.

Leveraging the company’s leadership and expertise in email encryption, ZixDLP uses ZixCorp’s proven policy and content scanning capabilities with new quarantine functionality. The quarantine system and its intuitive interface allow administrators to (1) easily define policies and create custom lexicons for quarantining email messages, (2) conveniently manage quarantined messages using flexible searching and filtering options, (3) release or delete individual or multiple quarantined messages with one click, (4) review reports that monitor quarantine activities and trends and (5) automate custom notifications informing employees of quarantined messages.

ZixDLP is available as an add-on for existing ZixCorp customers or as a bundle with ZixCorp Email Encryption for new customers. ZixDLP is also available as a standalone solution that can easily integrate with most email systems and email encryption solutions.

On September 3, 2013, ZixCorp launched ZixOneTM, a unique mobile email app that solves the key IT challenge created by the BYOD trend in the workplace. BYOD describes the increasing trend of employees using their personal devices to conduct work. ZixOne provides access to corporate email while never allowing that data to be persistently stored on the device where it is vulnerable to loss or theft. If the device is lost or stolen, an administrator can simply disable access to corporate email from that device through ZixOne.

Unlike other BYOD solutions, ZixOne meets employee demands of convenience, control and privacy while giving companies the ability to secure corporate data and meet compliance needs. With seamless access to work email in a secure, simple-to-use environment, employees can stay productive while preserving device independence. A BYOD solution that is acceptable to employees and yet provides strong data protection for corporate data solves one of today’s greatest IT management challenges.

Our business operations and service offerings are supported by the ZixData Center, a SysTrust/SOC3 certified, SOC2 accredited, PCI, DSS V2.0 certified facility. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust/SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 (formerly SAS70 Type II) report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day with a track record that exceeds 99.99% availability.

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

In addition, our service differs from the products and services of most of our competitors because we offer a SaaS architecture, while most of our competitors offer primarily a product-based approach that the customer builds and runs themselves. Some of our competitors have substantial information technology security and email protection products, however, our competitors’ customers tend to build and operate their own systems, and the directory of user identities each competitor creates is not shared. This practice is less desirable as different companies’ encrypted email systems are not easily made interoperable.

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

Zix Email Encryption and Zix DLP focus on the secure (i.e, encrypted) delivery and data loss prevention sub-segments of the e-mail security market. We view our primary competitors as Cisco Systems Inc., Proofpoint Inc., Microsoft, Barracuda Networks, Sophos Inc, and McAfee, Inc. Technically, while these companies offer “send-to-anyone” encrypted email, we believe they are unable to offer the benefits that come from access to the ZixDirectory, use of our Best Method of Delivery protocol, and the industry’s only transparent email encryption. Nevertheless, some of these competitors are large enterprises with substantial financial and technical resources that exceed those we possess.

As discussed above, with the introduction of ZixOne the Company entered the BYOD mobile device security market. In the BYOD market, we view our primary competitors as companies that provide mobile device management (“MDM”) or containerization approaches (also called data wrapping) that are premised on storing business data on an employee’s personally-owned device. In order to secure business data on personal devices, MDM and containerization approaches require individual users to permit their employer access to and control over personally-owned smartphones and tablet computers. Those approaches therefore can create user concerns about loss of control and privacy of their devices. In contrast, ZixOne enables Android® or IOS® mobile devices to view remotely-stored corporate email, calendar and contacts, and to interact with that data. ZixOne more effectively protects that business data by never allowing it to be stored on the device, where it might be subjected to exposure from theft or loss of the device. Moreover, ZixOne does not require employees to relinquish device control or personal privacy to their employer. We believe these differentiators to make ZixOne an attractive BYOD solution. Nevertheless, Zix is new to BYOD and enterprise mobility management (“EMM”) space, whereas competitors have an established brand in the market with substantial financial and technical resources that exceed those we possess. We view our primary competitors as AirWatch/VMware, Citrix (with XenMobile), Good Technology, IBM/Fiberlinke (with MaaS360), Microsoft (with Activesync), and MobileIron.

Regulatory Drivers

We have been successful in securing additional market penetration for Zix Email Encryption in our target vertical markets of healthcare, finance services and government. There was a significant increase in demand in the healthcare sector leading up to the April 2005 HIPAA Security Rule deadline and sales in this sector have remained generally strong since that time. The HITECH Act expanded the scope of HIPAA. Key elements of the HITECH ACT relating to HIPAA include increased penalties for violations, stricter and more onerous breach notification requirements, an expanded reach of the law to include previously uncovered business associates (“BAs”), and the ability for states to pursue HIPAA violations in addition to the U.S Department of Health and Human Services (“HHS”). Pursuant to the HITECH Act, the Office for Civil Rights conducted 115 audits of covered entities during 2012 to assess privacy and security compliance. In January 2013, HHS released the Final “Omnibus” Privacy, Security, and Enforcement Rules of HIPAA and the HITECH Act. These Final Rules expanded liability for BAs, extended regulatory compliance to BA sub-contractors and removed the previous “Harm Threshold” for breach notifications. The Final Rules took effect March 26, 2013, and compliance was required by September 23, 2013. The Company believes these changes will increase demand for email encryption by broadening the potential market and providing further incentive for potential customers to adopt email encryption technology.

Additional federal regulations promulgated under GLBA, HIPAA and the HITECH Act and state laws and regulations across the country, along with highly publicized breaches, have enhanced security awareness in vertical markets outside of healthcare and have prompted affected organizations to consider adopting systems that ensure data security and privacy.

Even where there are no specific regulations, corporations may require email protection to adhere to evolving industry best practices for protecting sensitive information. We target the relevant regulators who themselves have placed an increased emphasis on the secure transmission of sensitive information, data loss prevention, and BYOD security. Our customers include all of the federal regulators who comprise the FFIEC as well as the state banking regulators in more than twenty states. Our service is also a recommended solution of the Conference of State Bank Supervisors, whose members regulate the more than 6,000 state-chartered banks in the U.S.

Sales and Marketing

We sell our Email Encryption and DLP and ZixOne Services through a direct sales force that focuses on larger businesses and a telesales force that focuses on small to medium-sized accounts. We also use a network of resellers and other distribution partners, including other service providers seeking an encryption offering in an original equipment manufacturing (“OEM”)-like relationship. New first year orders (“NFYOs”, defined as the twelve month value of orders received from new customers), derived from our value-added resellers, OEM and third party distribution channels for 2013 were 59% of the total new first year orders compared to 63% in 2012. Google, Inc. continues to be our largest third party reseller representing approximately 6% of new first year orders in 2013. We now have more than 200 value-added resellers and an additional 100 managed security service providers across the U.S.

Employees

We had 162 employees as of December 31, 2013. The majority of our employees are located in Dallas, Texas; we also have a large sales office in Burlington, Massachusetts; and a smaller office located in Ottawa, Ontario, Canada.

Research and Development — Patents and Trademarks

We incurred research and development expenses of $9.6 million, $7.4 million, and $5.2 million for the twelve-month periods ended December 31, 2013, 2012, and 2011, respectively.

Over the course of 2013 we continued to make investments toward both delivery of new services and to strengthen and expand our core Email Encryption portfolio. ZixOne, our new BYOD offering, and the new ZixDLP service were both successfully launched and investment in added features development continued in response to customer feedback. In the Email Encryption area, we strengthened our distributed ZixDirectory data management and distribution architecture in order to enable scalable delivery of differentiating system functionality such as universal opportunistic encryption between ZixGateway customers. We also invested in stronger encryption standards and market-driven features for our ZixPort service and added support for 64-bit computing platforms with upgrades of our desktop client portfolio. In addition, new management and reporting capabilities were added to support our major OEM channels and Managed Service Providers.

The following are registered trademarks of ours and certain of our subsidiaries: “ZixCorp,” “ZixGateway,” “ZixDirectory,” ZixIt, “ZixPort,” and PocketScript.

Compliance with Environmental Regulations

We have not incurred, and do not expect to incur, any material expenditures or obligations related to environmental compliance issues.

Governmental Contracts

We have contracts with many local, state and federal agencies and regulators, which in aggregate contribute approximately six percent of our annual revenue.

Significant Customers

In each of 2013, 2012, and 2011, no single customer accounted for 10% or more of our total revenues. Our accounts receivable balance at December 31, 2012, included receivables from one customer comprising 12% of the net total. These receivables were paid to the Company in the first quarter 2013.

Backlog

Our backlog is comprised of contractual commitments that we expect to recognize as revenue in the future. Our backlog was $65.7 million at December 31, 2013, compared to $57.7 million at December 31, 2012.

As of December 31, 2013, our backlog is comprised of the following elements: $20.3 million of deferred revenue that has been billed and paid, $6.0 million billed but unpaid, and approximately $39.4 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 54% of our total backlog at December 31, 2013, is expected to be recognized as revenue during 2014.

Seasonality

Our business is not materially impacted by seasonality.

Geographic Information

Our operations are primarily based in the U.S., with approximately 6% of our employees located in Canada. Except for a United Kingdom based data center, we do not operate in, or have dependencies on, any other foreign countries. Our revenues and orders to-date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2013, were located in the U.S.

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

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This document contains “forward-looking statements” (including the discussion appearing under the caption “Liquidity Summary” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section

21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, recognition of revenues from backlog, cash receipts, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” and other similar expressions. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the “Item 1A Risk Factors” section.

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

Item 1A. Risk Factors

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business, financial condition and financial results. In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are some of the important factors that, individually or in the aggregate, we believe could make our results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

Our business depends upon customers using email to exchange confidential information, and a significant shift of those messages to other communication channels could impair our growth prospects and negatively affect our business, financial condition and financial results.

Our customers deploy and use our products and services to easily, securely and confidentially send and receive email messages. Our business and revenue substantially depend on our current and potential customers using email to exchange sensitive information electronically. New technologies, products, or business models that could support secure communications could be disruptive to our business. If prospective or current customers were to send and receive sensitive information using technology or communication channels other than email, our growth prospects and our business, financial condition and financial results could be materially adversely affected.

Public key cryptography technology used in our businesses is subject to technology integrity risks that could reduce demand for our products and services and could negatively affect our business, financial condition and financial results.

Our business employs public key cryptography technology and other encryption technologies to encrypt and decrypt messages. The security afforded by encryption depends on the integrity of the private key, which is predicated on the assumption that it is very difficult to mathematically derive the private key from the related public key. Successful decryption of encrypted information, or public reports of successful decryption, whether or not true, could reduce demand for our products and services. If new methods or technologies, such as quantum computing, make it easier to derive the private key from the related public key, the security of encryption services using public key cryptography technology could be impaired and our products and services could become unmarketable. That could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise harm our business. Any of these events could reduce our revenues, increase our expenses and materially adversely affect our business, financial condition and financial results.

The growth of our business may require significant investment in systems and infrastructure and these investments may achieve delayed, or lower than expected benefits, which could impair our profitability and negatively affect our business, financial condition and financial results.

As our operations grow in size and scope, we continually need to improve and upgrade our technology offerings, systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure and pursuing reduced costs per transaction. Expanding our technology offerings, systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that the volume of our business will increase, which could reduce our net income, deplete our cash, and materially adversely affect our business, financial condition and financial results.

We face strong competition, which could negatively affect our business, financial condition and financial results.

The markets in which we compete are characterized by rapid change and converging technologies and are very competitive. With rising demand for private and secure email communications, there is strong competition for email encryption products and services. Our Email Encryption and data loss prevention business competes with products and services offered by companies such as Microsoft, Barracuda Networks, Inc., Cisco Systems Inc., McAfee, Inc., Proofpoint, and Sophos Inc. Our ZixOne business completes with products and services offered by companies such as AirWatch/VMWare, Citrix (with XenMobile), Good Technology, IBM/Fiberlink (with MaaS360), MicroSoft (with Activesync), and MobileIron. Strong competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Some of our competitors bundle their competing products and services with products and services that we do not offer, which could make our offering less attractive by comparison. As a result of the bundling by these competitors, it can be difficult for our customers to compare the cost of our offerings with competing offerings. In some instances, competing products and services may seem to be offered by our competitors at little to no additional cost to the customer. In addition, our competitors may develop products and services that are perceived by customers as equivalent to, or having advantages over, our products and services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Barriers to entry are relatively low, and new ventures are often formed that create products competitive with our products. Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward industry consolidation in our industry for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, some of our current and potential competitors have made acquisitions, or announced new strategic alliances. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could have a material adverse effect on our business, financial condition and financial results.

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

We distribute and increasing percentage of our products and services by entering into alliances with third parties who can offer our products and services along with their own or our competitors’ products and services. Increased reliance on third parties to market and distribute our products and services exposes us to a variety of risks. For example, we have limited control over the sales cycles of third party distributors, which could increase the length of our sales cycle, cause our revenue to fluctuate unpredictably and make it difficult to accurately forecast our revenue. In addition, we may not succeed in developing or maintaining marketing alliances. Companies with which we have marketing alliances may in the future discontinue their relationships with us, form marketing alliances with our competitors, or develop and market their own products and services that compete with ours. If a significant distributor were to discontinue its relationship with us, we could experience an interruption in the distribution of our products and services and our revenues could decline. Our failure to develop, maintain and expand strategic distribution relationships could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

Our business depends on market acceptance of our products and services, and our failure to achieve and maintain influential customers could negatively affect our business, financial condition and financial results.

In order to continue to operate profitably and grow, we must achieve and maintain broad market acceptance of our products and services at a price that provides us with an acceptable rate of return relative to our costs. We have been successful in selling our Email Encryption products and services to high-profile customers in the healthcare, financial services and government segments of the market. The acceptance and use of our products and services by those significant customers facilitates our sales to potential customers, and an expanding base of users in the Zix Directory aids in our market penetration and expansion. The loss of an influential customer of our existing products and services, or the failure to achieve sufficient market adoption of new products including ZixDLP and ZixOne, could impair our ability to expand the market penetration of our products and services, or cause us to reduce or increase prices, which could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

Unfavorable economic environments could negatively affect our business, financial condition and financial results.

Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in technology and networking industries at large, as well as in the specific markets in which we operate. If economic growth in those markets is slow, or credit is unavailable at a reasonable cost, current and potential customers may delay or reduce technology purchases, including the deployment or expansion of our products and services. This could result in reduced sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, adverse economic conditions could negatively affect the cash flow of our customers and distributors, which might result in failures or delays in payments to us. This could increase our credit risk exposure and delay our recognition of revenue. Specific economic trends, such as declines in the demand for cloud computing services and computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. If these conditions persist, spread or deteriorate further, our business, financial condition and financial results could be materially adversely affected.

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

Our business depends on our providing our customers reliable, real-time access to our data centers and networks. Customers will not tolerate a service hampered by slow delivery times, unreliable service levels, service outages, or insufficient capacity. System capacity limits or constraints arising from unexpected increases in our volume of business or network traffic could cause interruptions, outages or delays in our services, or deterioration in their performance, or could impair our ability to process transactions. We may not be able to accurately project the rate of increase in usage of our systems or to timely increase capacity to accommodate increased traffic on our systems. System delays or interruptions may prevent us from efficiently providing services to our customers or other third parties, which could result in our losing customers and revenues, or incurring liabilities that could have a material adverse effect on our business, financial condition and financial results.

Our business depends substantially on our data center facilities, and their unreliability or unavailability for a significant period could cause us to lose customers and could negatively affect our business, financial condition and financial results.

Much of the computer and communications hardware upon which our businesses depend is located in our data center facilities in Dallas and Austin, Texas and in the United Kingdom. Our data centers might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, cyber attacks, earthquakes, terrorist attacks, hostilities or war or other events. Computer viruses, equipment failure, denial of service attacks, and similar disruptions affecting the internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Problems affecting our data center operations or the networks on which we rely could result in loss of revenues, increased expenses, failure to achieve market acceptance, diversion of resources, injury to our reputation, liability and increased costs. We do not carry sufficient insurance to compensate us for all losses that may occur as a result of any of these events. The occurrence of any of these events could materially adversely affect our business, financial condition and financial results.

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

The security of our networks and data centers is critical to our business and a breach of security through a cyber-attack or otherwise could cause us to lose customers and could negatively affect our business, financial condition and financial results.

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

We transmit large amounts of encrypted personally identifiable information about individuals, such as personal healthcare or financial information. Our processing and storage of these types of data incident to transmission is subject to confidentiality agreements with our clients and handling of this data is increasingly subject to regulation around the world. These regulations may result in conflicting requirements and may change over time. Our business could be materially adversely affected if our contractual obligations or legal restrictions on the processing of personally identifiable information are expanded or are interpreted in ways that conflict with our business practices or increase our costs. Unauthorized disclosure of personal or other confidential information (including due to a cyber-attack) or other failure by us to comply with data privacy requirements could subject us to significant penalties, damages, remediation and other expenses, and damage to our reputation, any of which could have a material adverse effect on our business, financial condition and financial results

Problems with enforcing our intellectual property rights or using third party intellectual property could negatively affect our business, financial condition and financial results.

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

Like many other software companies, we use “open source” software in order to take advantage of common industry building blocks and to add functionality to our products quickly and inexpensively. Open source software license terms could adversely affect our intellectual property rights in our products that include open source software. We could lose the right to use the open source code if we fail to comply with the license obligations. Using open source code could also cause us to inadvertently infringe third-party intellectual property rights or require us to publicly disclose proprietary information. We have processes and controls in place that are designed to address these risks and concerns, but we cannot be sure that all open source software is submitted for approval prior to use in our products nor that our process or controls will be sufficient to mitigate all risk in this regard.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We leased properties during 2013 that are considered significant to the operations of the business in the following locations: Burlington, Massachusetts; Ottawa, Ontario, Canada; the United Kingdom; and Dallas and Austin, Texas. Our Burlington employees perform sales and marketing activities. Our Ottawa employees perform both client services and sales support activities. The United Kingdom facility provides data center support for our European customers. The Dallas office is our headquarters, which includes research and development, marketing, sales and all general administrative services, and the ZixData Center. Our Austin location is used primarily for fail-over and business continuity services and is used to some extent to support normal ongoing operations. Our facilities are suitable for our current needs and are considered adequate to support expected near term growth.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for fiscal 2013 and 2012.

	2013		2012
Quarter Ended	High	Low	High	Low
March 31	$3.90	$2.84	$3.41	$2.82
June 30	$4.32	$3.37	$3.05	$2.38
September 30	$5.03	$4.09	$2.99	$2.40
December 31	$4.97	$3.90	$3.10	$2.50

At March 7, 2014, there were 59,606,164 shares of common stock outstanding held by 447 stockholders of record. On that date, the last reported sales price of the common stock was $4.61.

We have not paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

For information regarding options and stock-based compensation awards outstanding and available for future grants, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2013, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2008, in our common stock and in each of the two indices and assumes reinvestment of dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock performance. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	0	—	0	—
November 1, 2013 to November 30, 2013	1,505,900	$4.43	1,505,900	$8,326,000
December 1, 2013 to December 31, 2013	471,000	$4.43	471,000	$6,240,000

Total	1,976,900	$4.43	1,976,900	$6,240,000

[1]	The shares were repurchased under the $15 million stock repurchase program announced November 6, 2013 that expires June 30, 2014. No shares were purchased other than through publicly announced programs during the periods shown.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$48,138	$43,356	$38,145	$33,066	$26,407
Cost of revenues	7,614	7,609	7,211	6,468	4,576

Gross margin	40,524	35,747	30,934	26,598	21,831
Research and development expenses	9,563	7,419	5,229	5,089	3,619
Selling, general and administrative expenses	21,646	19,385	15,128	16,363	15,927
Income tax (benefit) expense to continuing operations (1)	(1,006)	(1,949)	(11,889)	(35,500)	67
Income from continuing operations	10,453	11,003	22,554	40,720	2,411
Basic income per common share from continuing operations	$0.17	$0.18	$0.34	$0.63	$0.04
Diluted income per common share from continuing operations	$0.17	$0.17	$0.34	$0.61	$0.04
Shares used in computing basic income per common share	61,139	62,211	65,439	64,401	63,422
Shares used in computing diluted income per common share	62,527	62,875	67,262	66,742	64,051
Statements of Cash Flows Data:
Net cash flows provided by (used for):
Operating activities	$13,298	$12,533	$13,219	$7,190	$603
Investing activities	(1,593)	(1,533)	(1,471)	(1,467)	(1,138)
Financing activities	(7,175)	(8,692)	(15,687)	5,609	577
Balance Sheet Data:
Cash, Cash Equivalents and Marketable Securities	$27,518	$22,988	$20,680	$24,619	$13,312
Working capital (deficit)(2)	12,127	6,626	5,497	9,822	(3,283)
Total assets	90,702	82,849	77,552	66,852	19,748
Debt obligations	—	—	—	186	312
Stockholders’ equity (deficit)	66,234	61,245	57,757	46,887	(1,989)

Operations Data in the preceding table excludes all activity of the discontinued operations.

(1)	The $1.0 million, $1.9 million, $11.9 million and $35.5 million tax benefits in 2013, 2012, 2011 and 2010 resulted from the release of a portion of our deferred tax asset valuation allowance. Based on analysis of both projected and current earnings excluding discontinued operations, we have estimated these tax assets as likely to be utilized prior to expiration. See “Income Taxes” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Working capital includes deferred revenue totaling $19.1 million, $17.5 million, $16.6 million, $15.3 million, and $14.5 million as of December 31, 2013, 2012, 2011, 2010 and 2009 respectively.

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

Overview

We are a leader in providing secure email encryption in a SaaS model. We provide email encryption, DLP and BYOD solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, finance, insurance, and government sectors. A core competency is our ability to deliver this complex service offering with a high level of availability, reliability, integrity and security.

We are encouraged by 2013 results which included record revenues and the successful introduction of two new service offerings, ZixDLP and ZixOne. We attribute our success to continuing efforts to build a solid and predictable business based on our successful recurring revenue subscription business model. For 2013 we continued to benefit from growing concerns for data security and integrity issues which continue to make headline news as well as the growing acceptance of cloud-based offerings along with the growing need for regulatory compliance.

For 2013, we reported record revenue of $48.1 million driven by continued growth in our Email Encryption business. The Company’s operating income for 2013 was $9.3 million, an increase of $0.4 million over prior year, resulting from 11% growth in revenue that was partially offset by increases in selling and marketing expenses and additional investments in R&D.

Our net income in 2013 included a tax benefit of $1.4 million resulting from a decrease in our deferred tax valuation allowance. The overall decrease to our valuation allowance was $4.1 million, of which $2.7 million was due to operations and offset current tax expense. The remaining $1.4 million was due to a partial reversal of the remaining valuation allowance and recorded as tax benefit. This compares to a decrease in our deferred tax asset valuation allowance and resulting tax benefit of $2.3 million in 2012. Net income for 2013 and 2012 excluding the impact of this tax benefit was $9.1 million and $8.7 million, respectively.

Our services are sold on a subscription basis with contract terms generally ranging from one to five years. We provide a financial incentive to our customers and sales force to contract for three to five years. Historically, most of our customers contract for three year terms, except for our large partner orders (i.e. “OEM” orders) which are one year terms. At the end of the contract term we attempt to renew the subscription, again attempting to secure a three to five year term. Our customers pay us annually at the start of the subscription term and each succeeding year on the anniversary of the commencement of the service. We recognize revenue ratably on a monthly basis over the term of the subscription.

We attempt to grow the business by signing new customers to subscription services and/or selling new or higher volume services to existing customers (i.e. “upsell”) while retaining existing customers through renewal of their services.

Our total orders consist of both orders from new customers and upsell to existing customers plus renewal orders. Total orders may vary from quarter to quarter due to the timing of renewal orders which will fluctuate in amount due to timing and length of expiring subscription terms. Similarly, total new orders and upsell orders will fluctuate in amount due to term length.

To better understand new orders, management tracks the first year value of new orders as well as the total order value for the subscription term because total order value will exceed the first year value on multi-year orders. By segregating the first year value of new orders, we eliminate the fluctuation in total order amount caused by the dollar impact of multi-year contracts. We refer to this metric as, New First Year Orders (“NFYO”).

Our backlog consists of the order value of contracted business that has not yet been recognized into revenue. Backlog is calculated by adding to existing deferred revenue the total value of all orders booked in the period (i.e. quarterly) less the value of revenue recognized for the period. Although orders are non-cancellable, occasionally we adjust backlog for customer bankruptcy or change of term, but these instances are rare and do not materially impact the backlog amount. The backlog amount will grow if the value of total orders exceeds the value of revenue recognized in the period. Conversely, the backlog amount will decline if revenue recognized exceeds the total order value for the period. Although rare, a decline in backlog may result from fluctuations in total orders caused by timing of renewal orders described above.

We retain approximately 90% of our recurring revenue on an annual basis. We calculate this percentage by comparing the annual recurring revenue to the annual recurring revenue plus annual revenue lost from cancelled subscriptions. Deferred revenue is the value of contracted business that has been paid but has not been recognized as revenue. See description of the components of the backlog following in Item 7 of this Form 10-K under the heading, “Backlog and Orders.”

Our revenue growth is dependent on our ability to sell subscription services to new customers, upsell new services or increase volume with existing customers and retain existing customers by renewing their subscription services. Generally, if NFYO exceed the annual value of cancelled subscriptions, revenue should grow. However, revenue growth may fluctuate due to timing of deployment of new services and subscription cancellations. For example, a NFYO reported in one quarter may not be deployed until the following quarter and therefore delay commencement of revenue recognition. Similarly, a cancellation of a contract with an expiration in the first month of a quarter will have a higher negative impact on revenue in the quarter than a contract of the same amount with an expiration in the last month of a quarter. The impact of these quarter to quarter fluctuations tends to diminish over annual periods making year over year quarterly revenue comparisons more indicative of revenue growth than sequential quarterly revenue comparisons.

Our operations and future prospects are further discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

There are no assurances we will be successful in our efforts to achieve continued growth. Our continued growth depends on the timely development and market acceptance of our products and services. See “Item 1A. Risk Factors” for more information on the risks relative to our operations and future prospects.

Revenue

Revenue increased by 11% in 2013 compared with 2012. Our revenue growth was driven by our successful subscription model that continues to yield steady additions to the subscriber base coupled with a high rate of renewing existing customers.

Operating Margins

For the year ended December 31, 2013, our gross profit of $40.5 million increased 13% compared to 2012. This increase was primarily driven by increased revenue and flat cost of sales. Our 2013 operating income of $9.3 million increased $0.4 million over the prior year, as the gross profit increase was largely offset by increased R&D and Selling and Marketing expenses. Net income for 2013 included a tax benefit of $1.4 million resulting from a decrease in our deferred tax asset valuation allowance. The overall decrease to our valuation allowance was $4.1 million, of which $2.7 million was due to 2013 operations and offset current tax expense. Net income for 2012 included a tax benefit of $2.3 million resulting from a decrease in our deferred tax asset valuation allowance. The overall decrease to our valuation allowance was $5.2 million, of which $2.9 million was due to 2012 operations and offset current tax expense. The remaining $2.3 million was due to a partial reversal of the remaining valuation allowance and recorded as a tax benefit in 2012. Net income for 2013 and 2012 excluding the impact of this tax benefit was $9.1 million and $8.7 million, respectively.

Other Financial Highlights

•	Backlog was $65.7 million at the end of 2013, compared with $57.7 million at the end of 2012

•	Total orders for 2013 were $56.6 million, an increase of 17% from the 2012 total orders of $48.2 million

•	Our deferred revenue at the end of 2013 was $20.4 million, compared with $18.4 million at the end of 2012

•	We generated cash flows from operations of $13.3 million during fiscal 2013. Our cash and cash equivalents were $27.5 million at the end of 2013, compared with $23.0 million at the end of 2012.

•	Our shared, cloud-based ZixDirectory now has approximately 40 million members including some of the most respected institutions in the country.

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

Revenue Recognition

We develop, market, and support applications that connect, protect and deliver information in a secure manner. Our services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption, DLP, and BYOD email subscription-based services, various transaction fees and related professional services. The majority of our revenues are generated through a combination of direct sales and a network of resellers and other distribution partners.

Under all product categories and distribution models, we recognize revenue after all of the following occur:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the price is fixed and determinable, and

•	collectability is reasonably assured.

Discounts provided to customers are recorded as reductions in revenue.

Our Email Encryption, DLP, and BYOD email services are subscription-based. Providing these services includes delivering subscribed-for software and providing secure electronic communications and customer support throughout the subscription period. Our subscribers generally execute multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. Subscription fees received from customers are initially recorded as deferred revenue and then recognized as revenue ratably over the subscription period. We do not offer stand alone services. Further, our services primarily include manufacturer provided warranty provisions. We recorded no warranty expense in any of the presented periods.

Income Taxes

Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2013, we provided a valuation allowance against a significant portion, $46.2 million, of our accumulated U.S. deferred tax assets. This significant valuation allowance reflects our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $54.1 million, and consists of $45.3 million for federal net operating loss carryforwards, $5.7 million relating to temporary timing differences between GAAP and tax-related expense, $2.0 million relating to U.S. state income tax credits, and $1.1 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

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

Goodwill was $2.2 million, or 2% and 3% of total assets for the years ended December 31, 2013 and 2012, respectively.

Our goodwill is not being amortized, but we do evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. We have evaluated our goodwill and determined no impairment is required.

Stock-based Compensation

We have non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. The plans require the exercise price of options granted under these plans to equal or exceed the fair market value of the Company’s common stock on the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Employee options typically vest pro-rata and quarterly over three or four years. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements. We use the straight-line amortization method for recognizing stock option compensation costs. Our share-based awards include stock options, restricted stock and restricted stock units (“RSU’s”). The weighted average grant-date fair value of awards of restricted stock and RSU’s is based on quoted market price of the Company’s common stock on the date of grant.

Full Year 2013 Summary of Operations

Financial

•	Revenue for 2013 was $48.1 million compared with $43.4 million in 2012 and $38.1 million in 2011.

•	Gross margin for 2013 was $40.5 million or 84% of revenues compared to $35.7 million or 82% of revenues in 2012 and $30.9 million or 81% of revenues in 2011.

•	Net income for the year 2013 was $10.5 million compared with net income of $11.0 million in 2012 and net income of $22.6 million in 2011. Net income for 2013 included a tax benefit of $1.4 million resulting from a decrease in our deferred tax valuation allowance. The overall decrease to our valuation allowance was $4.1 million, of which $2.7 million was due to operations and offset current tax expense. The remaining $1.4 million was due to a partial reversal of the remaining valuation allowance and was recorded as a tax benefit. The tax benefit recorded on the reduction of our deferred tax valuation allowance in 2012 and 2011 was $2.3 million and $11.8 million, respectively.

•	Unrestricted cash was $27.5 million on December 31, 2013.

Results of Operations

Revenue

The following table sets forth a year-over-year comparison of our total revenues:

	Year Ended December 31,			Variance 2013 vs. 2012		Variance 2012 vs. 2011
(In thousands)	2013	2012	2011	$	%	$	%
Revenues	$48,138	$43,356	$38,145	$4,782	11%	$5,211	14%

Our growth model seeks to continually add new users to the subscriber base, while at the same time retaining a high percentage of existing subscribers whose subscriptions are up for renewal. Across all periods presented, revenue increases were driven primarily by strong performances in our three core vertical sales markets: healthcare, finance and government and other non-core markets. Additionally, sales continued from a wide base of distributors – new first year orders derived from our value-added resellers, OEM and third party distribution channels for 2013 was 59% of the total NFYOs compared to 63% in 2012 and 52% in 2011. We measure additions to the subscriber base by NFYO, which is defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. NFYOs are summarized in the table below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
New first year order value	$9,020	$8,993	$7,081

Our go-to-market selling strategy promotes multiple-year subscription contracts with the fees paid annually at the inception of each year of service. As a result, a high percentage of customers subscribe for a three-year term versus a one-year term. We expect this preference for a longer contract term by a high percentage of our customers to continue in 2014, as we have priced our services in a manner that encourages longer-term contractual commitments from customers.

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

Revenue Outlook:

We expect continued growth in our core Email Encryption offering combined with our new products, along with increased sales from our indirect OEM distribution and value-added reseller channels. We plan to increase investment in sales and marketing resources which, if successful, are expected to increase our new first year orders in 2014 and fuel an acceleration of growth in our year-over-year revenue.

Backlog and Orders

Backlog — Our backlog was $65.7 million at December 31, 2013 compared to $57.7 million at December 31, 2012. The backlog is comprised of contractually bound agreements that we expect to amortize into revenue. As of December 31, 2013, the backlog was comprised of the following elements: $20.3 million of deferred revenue that has been billed and paid, $6.0 million billed but unpaid, and approximately $39.4 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 54% of the total backlog is expected to be recognized as revenue during the next twelve months.

Orders — Total orders in 2013 were $56.6 million compared with $48.2 million in 2012. Total orders are comprised of contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service.

Cost of Revenues

The following table sets forth a year-over-year comparison of the cost of revenues.

	Year Ended December 31,			Variance 2013 vs. 2012		Variance 2012 vs. 2011
(In thousands)	2013	2012	2011	$	%	$	%
Cost of revenues	$7,614	$7,609	$7,211	$5	0%	$398	6%

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

Cost of revenues for 2013 were flat compared to 2012 as increases in depreciation expense relating primarily to ZixOne hardware plus higher salaries and other employment related expenses for existing staff were offset by lower cost of bandwidth and lower software license fees. Although we expect cost of revenue to grow at a slower pace than revenue, we do not, however, expect it to be flat going forward and consider the year over year performance in 2013 compared to 2012 an anomaly due primarily to timing of cost reductions. The 6% increase in 2012 compared to 2011 resulted primarily from increases in average headcount.

Research and Development Expenses

The following table sets forth a year-over-year comparison of our research and development expenses from continuing operations:

	Year Ended December 31,			Variance 2013 vs. 2012		Variance 2012 vs. 2011
(In thousands)	2013	2012	2011	$	%	$	%
Research and development expenses	$9,563	$7,419	$5,229	$2,144	29%	$2,190	42%

Research and development expenses consist primarily of salary, benefits and stock-based compensation for our development staff, and other costs associated with improving our existing products and services and developing new products and services.

The 29% increase in expenses in 2013 compared to 2012 resulted primarily from the full year cost impact in 2013 of headcount increases made primarily in the second half of 2012. Similarly, the 42% increase in expenses in 2012 compared to 2011 resulted from additional headcount added in the second half of 2012. The headcount increases described in this paragraph related primarily to new product development.

Selling and Marketing Expenses

The following table sets forth a year-over-year comparison of our selling and marketing expenses from continuing operations:

	Year Ended December 31,			Variance 2013 vs. 2012		Variance 2012 vs. 2011
(In thousands)	2013	2012	2011	$	%	$	%
Selling and marketing expenses	$13,416	$10,984	$9,196	$2,432	22%	$1,788	19%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising.

The 22% increase in 2013 compared to 2012 resulted primarily from increases in average headcount including salaries and benefits and travel ($2.0 million). The remaining year over year variance ($0.4 million) resulted primarily from increases in advertising expenses.

The 19% increase in 2012 compared to 2011 resulted primarily from higher sales commissions and bonuses resulting primarily from higher NFYOs and increase in average headcount ($1.0 million). We also acquired new sales and marketing tools and invested in marketing and advertising programs ($0.5 million). Stock-based compensation expense also increased by $0.2 million year-over-year. The remaining variance consisted of relatively minor increases across various selling and marketing activities none of which were significant.

General and Administrative Expenses

The following table sets forth a year-over-year comparison of our general and administrative expenses from continuing operations:

	Year Ended December 31,			Variance 2013 vs. 2012		Variance 2012 vs. 2011
(In thousands)	2013	2012	2011	$	%	$	%
General and administrative expenses	$8,230	$8,401	$5,932	$(171)	(2%)	$2,469	42%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities and corporate governance.

For the year 2013 compared to the same period in 2012, general and administrative costs decreased by 2%. This decrease resulted from lower outside legal counsel fees associated with litigation ($0.4 million), lower sales tax expense ($0.3 million), and lower utility expense resulting from lower electrical usage ($0.1 million). These cost reductions were partially offset by higher stock based compensation expense ($0.3 million), salary expense resulting from increased average headcount ($0.2 million) and other miscellaneous increases netting to $0.1 million.

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

The Company’s income tax benefit for 2013, 2012, and 2011 of $1.0 million, $1.9 million, and $11.9 million, respectively, represents refundable U.S. Alternative Minimum Tax, U.S. research and development credits, non-U.S. taxes payable related to the operations of the Company’s Canadian subsidiary established in late 2002, state income taxes, and reversals of a portion of the Company’s historical valuation allowance.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider available evidence, including past earnings, estimates of future taxable income, and the feasibility of tax planning strategies. At December 31, 2013, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The portion of the Company’s deferred tax asset not reserved was $54.1 million. The majority of this unreserved portion related to $45.3 million U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.7 million relating to temporary timing differences between GAAP and tax-related expense, $2.0 million relating to U.S. state tax income credits, and $1.1 million related to Alternative Minimum Tax credits.

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

Net Income

Net Income – The Company generated net income of $10.5 million in 2013 compared to $11 million in 2012 and net income of $22.6 million in 2011. The net income in 2013 included a tax benefit of $1.4 million resulting from decrease in our deferred tax asset valuation allowance. The overall decrease to our valuation allowance was $4.1 million, of which $2.7 million was due to 2013 operations and offset current tax expense. The remaining $1.4 million was due to a partial reversal of the remaining valuation allowance and recorded as a tax benefit. The decrease in the deferred tax valuation allowance in 2012 and 2011 resulted in a tax benefit of $2.3 million and $11.8 million, respectively. The following table summarizes this and other components included in the net income for these three years.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Other Components included in Net Income:
Tax benefit due to decrease in the deferred tax asset valuation allowance	$(1,400)	$(2,300)	$(11,800)
Decrease in Canadian uncertain tax position liability	—	—	(450)

Total	$(1,400)	$(2,300)	$(12,250)

Liquidity and Capital Resources

Overview

Based on our 2013 financial results and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At December 31, 2013, our cash and cash equivalents totaled $27.5 million and we held no debt.

For the year ended December 31, 2013, we achieved an 11% growth in revenue, 84% gross margin and strong cash collections. We expect this trend to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.

Sources and Uses of Cash

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net cash provided by operations	$13,298	$12,533	$13,219
Net cash used in investing activities	$(1,593)	$(1,533)	$(1,471)
Net cash used in financing activities	$(7,175)	$(8,692)	$(15,687)

Our primary source of liquidity from operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the management of the timing of payments to our vendors and service providers.

Cash used in our investing activities in 2013 related to purchases of various computing equipment primarily to satisfy customer contracts. Approximately 30% of these capital purchases were for computer servers, which are required to deliver our services.

Cash used in financing activities in 2013 included $8.8 million used to repurchase our common stock, offset by $1.7 million received from the exercise of stock options. Our 2012 cash usage included $9.0 million used to repurchase our common stock offset by $300 thousand received from the exercise of stock options and warrants.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore the extent of future cash inflow and related dilution from additional option activity is not certain. The following table summarizes the options that were outstanding as of December 31, 2013. The vested options are a subset of the outstanding options. The value of the options is the number of options exercisable into shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	711,697	$1,082	711,697	$1,082
$2.00 - $3.49	1,923,433	5,241	1,198,070	3,252
$3.50 - $4.99	2,578,652	11,198	2,464,139	10,756
$5.00 - $5.99	286,500	1,432	286,500	1,432
$6.00 - $8.99	455,300	2,936	455,300	2,936
$9.00 - $11.00	792,792	8,496	792,792	8,496

Total	6,748,374	$30,385	5,908,498	$27,954

Liquidity Summary

Based on our current 2013 budget plans, we believe we have adequate resources and liquidity to sustain operations for the next twelve months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Contingent Liabilities and Commitments

We have total contractual obligations over the next year of $1.0 million and $3.4 million over the next three years primarily consisting of various operating office lease agreements. The term of the lease of our headquarter facility in Dallas was extended to 2024.

A summary of our fixed contractual obligations and commitments at December 31, 2013, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$11,695	$1,009	$2,424	$2,072	$6,190

We have severance agreements with certain employees which would require us to pay approximately $2.8 million if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

New Accounting Standards

Presentation of Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective items of net income. This new guidance did not have an impact on our consolidated financial statements.

Unrecognized Tax Benefit

In July 2013, the FASB issued guidance that requires entities to present unrecognized tax benefits (UTB) in the financial statements as a reduction to a deferred tax asset (DTA) for a net operating loss (NOL) carryforward when NOL’s exist. Entities whose NOL carryforwards are not available to settle taxes that would result from the disallowance of the tax position, or who do not intend to use their DTA for that purpose, should present their UTB as a liability and should not net the UTB with the DTA. The guidance becomes effective for us fiscal year 2014. We do not anticipate that this new guidance will have an impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we face exposure to material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $27.5 million and $23.0 million at December 31, 2013 and 2012, respectively. We held no marketable securities as of December 31, 2013 and 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2013, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zix Corporation

We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 12, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 12, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 is incorporated by reference from our Proxy Statement related to the 2014 Annual Meeting of Stockholders under the sections “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee.”

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

Item 11. Executive Compensation

The information required by this Item 11, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from our Proxy Statement related to the 2014 Annual Meeting of Stockholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our Proxy Statement related to the 2014 Annual Meeting of Stockholders under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our Proxy Statement related to the 2014 Annual Meeting of Stockholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our Proxy Statement related to the 2014 Annual Meeting of Stockholders under the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS.”

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

(a)(3) Exhibits

Exhibit Number		Description

3.1	—	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2*	—	Amended and Restated Bylaws of Zix Corporation, dated March 12, 2014.

10.1†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.2†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.3†	—	Zix Corporation 2001 Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.6 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.4†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.5 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.5†	—	Zix Corporation’s 2003 New Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.4 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.6†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.3 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.7†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.8†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.9†	—	Zix Corporation 2006 Directors’ Stock Option Plan (Amended and Restated as of June 7, 2007) Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.10†	—	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.2 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.11†	—	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.12†	—	Form of Stock Option Agreement (with “acceleration event” provision) for Zix Corporation Stock Option Plans and applicable to option agreements held by the Company’s chief executive officer and direct reports. Filed as Exhibit 10.17 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.13	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit Number		Description

10.14	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.15†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.16†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.

10.17†	—	Form of Zix Corporation Employee Stock Option Agreement. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.

10.18†	—	Form of Director Indemnification Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 20, 2010, and incorporated herein by reference.

10.19†	—	Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, and incorporated herein by reference.

10.20†	—	Zix Corporation 2012 Incentive Plan. Filed as Appendix A of Schedule 14A on April 27, 2012, and incorporated herein by reference.

10.21†	—	Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, and incorporated herein by reference.

10.22	—	Shareholder’s Agreement dated December 28, 2012, among Zix Corporation, and Rockall Emerging Markets Master Fund Limited, Meldrum Asset Management, LLC, Fulvio Dobrich, Con Egan, Conor O’Driscoll, Michael E. Dailey, and Mark J. Bonney. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 31, 2012, and incorporated herein by reference.

21.1	—	Subsidiaries of Zix Corporation. Filed as Exhibit 21.1 to Zix Corporation’s Annual Report on Form 10-K dated December 31, 2009, and incorporated herein by reference.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

31.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Richard D. Spurr and Michael W. English, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	—

101. INS (XBRL Instance Document)

101. SCH (XBRL Taxonomy Extension Schema Document)

101. CAL (XBRL Calculation Linkbase Document)

101. LAB (XBRL Taxonomy Label Linkbase Document)

101. DEF (XBRL Taxonomy Linkbase Document)

101. PRE (XBRL Taxonomy Presentation Linkbase Document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 12, 2014.

ZIX CORPORATION

By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2014.

Signature	Title

/s/ RICHARD D. SPURR	Chairman, Chief Executive Officer, President and Director
(Richard D. Spurr)	(Principal Executive Officer)

/s/ MICHAEL W. ENGLISH	Chief Financial Officer
(Michael W. English)	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARK J. BONNEY	Director
(Mark J. Bonney)

/s/ MICHAEL E. DAILEY	Director
(Michael E. Dailey)

/s/ TAHER A. ELGAMAL	Director
(Taher A. Elgamal)

/s/ ROBERT C. HAUSMANN	Director
(Robert C. Hausmann)

/s/ MARIBESS L. MILLER	Director
(Maribess L. Miller)

/s/ ANTONIO R. SANCHEZ III	Director
(Antonio R. Sanchez III)	`

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zix Corporation

We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries ( the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 12, 2014

ZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$27,518	$22,988
Receivables, net	2,324	967
Prepaid and other current assets	2,038	1,697
Deferred tax assets	1,814	1,600

Total current assets	33,694	27,252
Property and equipment, net	2,608	2,384
Goodwill	2,161	2,161
Deferred tax assets	52,239	51,052

Total assets	$90,702	$82,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$495	$501
Accrued expenses	1,992	2,655
Deferred revenue	19,080	17,470

Total current liabilities	21,567	20,626
Long-term liabilities:
Deferred revenue	1,278	902
Deferred rent	1,623	76

Total long-term liabilities	2,901	978

Total liabilities	24,468	21,604

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 74,417,946 issued and 60,513,287 outstanding in 2013 and 73,165,433 issued and 61,264,533 outstanding in 2012	737	728
Additional paid-in capital	359,154	355,747
Treasury stock, at cost; 13,904,659 common shares in 2013 and 11,900,900 common shares in 2012	(50,386)	(41,506)
Accumulated deficit	(243,271)	(253,724)

Total stockholders’ equity	66,234	61,245

Total liabilities and stockholders’ equity	$90,702	$82,849

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2013	2012	2011
Revenues	$48,138	$43,356	$38,145
Cost of revenues	7,614	7,609	7,211

Gross margin	40,524	35,747	30,934
Research and development expenses	9,563	7,419	5,229
Selling, general and administrative expenses	21,646	19,385	15,128

Operating income	9,315	8,943	10,577
Other income (expense):
Investment and other income	132	112	95
Interest expense	—	(1)	(7)

Total other income	132	111	88

Income before income taxes	9,447	9,054	10,665
Income tax benefit	1,006	1,949	11,889

Net income	$10,453	$11,003	$22,554

Basic income per common share	$0.17	$0.18	$0.34

Diluted income per common share	$0.17	$0.17	$0.34

Weighted average shares outstanding
Basic common shares outstanding	61,139,035	62,211,228	65,439,078

Diluted common shares outstanding	62,526,507	62,875,347	67,261,514

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except share data)	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2010	69,505,919	$695	$344,981	$(11,507)	$(287,282)	46,887
Issuance of common stock upon exercise of stock options	725,936	7	1,784	—	—	1,791
Issuance of common stock upon exercise of warrants	2,407,610	24	3,683	—	—	3,707
Employee stock-based compensation costs	—	—	569	—	—	569
Non-employee stock-based compensation	—	—	48	—	—	48
Stock option exercise excess tax benefit	—	—	3,200	—	—	3,200
Treasury repurchase program	—	—	—	(20,999)	—	(20,999)
Net income	—	—	—	—	22,554	22,554

Balance, December 31, 2011	72,639,465	726	354,265	(32,506)	(264,728)	57,757
Issuance of common stock upon exercise of stock options	174,968	2	306	—	—	308
Issuance of restricted common stock	351,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,166	—	—	1,166
Non-employee stock-based compensation	—	—	10	—	—	10
Treasury repurchase program	—	—	—	(9,000)	—	(9,000)
Net income	—	—	—	—	11,003	11,003

Balance, December 31, 2012	73,165,433	728	355,747	(41,506)	(253,724)	61,245
Issuance of common stock upon exercise of stock options	839,263	9	1,696	—	—	1,705
Issuance of common stock upon vesting of restricted stock units	28,250	—	—	—	—	—
Issuance of restricted common stock	385,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,711	(120)	—	1,591
Treasury repurchase program	—	—	—	(8,760)	—	(8,760)
Net income	—	—	—	—	10,453	10,453

Balance, December 31, 2013	74,417,946	$737	$359,154	$(50,386)	$(243,271)	$66,234

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2013	2012	2011
Operating activities:
Net income	$10,453	$11,003	$22,554
Non-cash items in net income:
Depreciation and amortization	1,466	1,343	1,373
Employee stock-based compensation expense	1,711	1,166	569
Non-employee stock-based compensation	—	10	48
Changes in deferred taxes	(1,401)	(2,295)	(11,796)
Changes in operating assets and liabilities:
Receivables	(1,357)	(263)	640
Prepaid and other assets	(341)	(275)	(264)
Accounts payable	(103)	140	(87)
Deferred revenue	1,986	1,009	593
Accrued and other liabilities	884	695	(411)

Net cash provided by operating activities	13,298	12,533	13,219
Investing activities:
Purchases of property and equipment	(1,593)	(1,533)	(1,471)

Net cash used in investing activities	(1,593)	(1,533)	(1,471)
Financing activities:
Proceeds from exercise of stock options	1,705	308	1,791
Proceeds from exercise of warrants	—	—	3,707
Payment of license subscription note payable	—	—	(186)
Treasury stock	(8,880)	(9,000)	(20,999)

Net cash used in financing activities	(7,175)	(8,692)	(15,687)

Increase (decrease) in cash and cash equivalents	4,530	2,308	(3,939)
Cash and cash equivalents, beginning of year	22,988	20,680	24,619

Cash and cash equivalents, end of year	$27,518	$22,988	$20,680

See notes to consolidated financial statements.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) provides email encryption, data loss prevention (“DLP”) and Bring-Your-Own-Device (“BYOD”) solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, financial services, insurance and government sectors.

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

Goodwill was $2.2 million, or 2% and 3% of total assets for the years ended December 31, 2013 and 2012, respectively.

Our goodwill is not being amortized, but we do evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. No impairment was recorded for any of the periods presented.

Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2013, we provided a valuation allowance against a significant portion, $46.2 million, of our accumulated U.S. deferred tax assets, reflecting our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $54.1 million, and consists of $45.3 million for federal net operating loss carryforwards, $5.7 million relating to temporary timing differences between GAAP and tax-related expense, $2.0 million relating to U.S. state income tax credits and $1.1 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. For 2013 and 2012 we had no leases that qualified as capital leases. Lease renewal options which we are “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.

Revenue Recognition — We develop, market, and support applications that connect, protect and deliver information in a secure manner. Our services can be placed into several key revenue categories where each category has similar revenue recognition traits: Email Encryption, DLP, and BYOD email subscription-based services, various transaction fees and related professional services. The majority of the revenues generated are through a combination of direct sales and a network of resellers and other distribution partners.

Under all product categories and distribution models, we recognize revenue after all of the following occur:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the price is fixed and determinable, and

•	collectability is reasonably assured.

Discounts provided to customers are recorded as reductions in revenue.

Our Email Encryption, DLP and BYOD services are subscription services. Providing these services includes delivering subscribed-for software and providing secure electronic communications and customer support throughout the subscription period. Our subscribers generally execute multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. Subscription fees received from customers are initially recorded as deferred revenue and then recognized as revenue ratably over the subscription period. We do not offer stand alone services. Further, our services primarily include manufacturer provided warranty provisions. We recorded no warranty expense in any of the presented periods.

Software Development Costs — Costs incurred in the development and testing of software used in the Company’s Email Encryption, DLP, and BYOD email services related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred.

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

Advertising Expense — Advertising costs are expensed as incurred. Our continuing operations include advertising expense of $959 thousand, $538 thousand, and $544 thousand in 2013, 2012, and 2011, respectively.

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

New Accounting Standards

Presentation of Other Comprehensive Income

In February 2013, the FASB issued guidance that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective items of net income. This new guidance did not have an impact on our consolidated financial statements.

Unrecognized Tax Benefit

In July 2013, the FASB issued guidance that requires entities to present unrecognized tax benefits (UTB) in the financial statements as a reduction to a deferred tax asset (DTA) for a net operating loss (NOL) carryforward when NOL’s exist. Entities whose NOL carryforwards are not available to settle taxes that would result from the disallowance of the tax position, or who do not intend to use their DTA for that purpose, should present their UTB as a liability and should not net the UTB with the DTA. The guidance becomes effective for us fiscal year 2014. We do not anticipate that this new guidance will have an impact on our consolidated financial statements.

3. Stock Options and Stock-based Employee Compensation

Below is a summary of common stock options outstanding at December 31, 2013:

	Authorized Shares	Options Outstanding	Options Vested	Available for Grant
Employee and Director Stock Option Plans:
1995 Long-term Incentive Plan	1,825,000	680,000	680,000	—
1999 Director’s Stock Option Plan	975,000	83,292	83,292	—
2001 Stock Option Plan	2,525,000	515,796	515,796	—
2001 Employee Stock Option Plan	300,000	77,931	77,931	—
2003 New Employee Stock Option Plan	500,000	16,400	14,399	—
2004 Stock Option Plan	5,000,000	3,254,404	2,937,718	—
2004 Director’s Stock Option Plan	300,000	160,000	160,000	—
2006 Director’s Stock Option Plan	1,100,000	586,676	586,676	—
2012 Incentive Plan	2,700,000	723,875	202,686	523,160

Total employee and director stock option plans	15,225,000	6,098,374	5,258,498	523,160
Executive Stock Option Agreements:
Richard D. Spurr, Chairman, President and CEO	650,000	650,000	650,000	—

Total	15,875,000	6,748,374	5,908,498	523,160

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

Under the terms of the 2012 Incentive Plan adopted by the Company’s Board of Directors on April 13, 2012 (the “2012 Plan”), 2,700,000 shares are available for issuance, plus a number of additional shares (not to exceed 1,327,000) underlying options outstanding under certain of the Company’s prior equity plans that thereafter terminate or expire unexercised, or are cancelled, forfeited, or lapse for any reason. Awards issued under the 2012 Plan typically vest pro-rata and quarterly over four years.

Executive Stock Option Agreements:

Richard D. Spurr — In January 2004, Mr. Richard D. Spurr was appointed president and chief operating officer of the Company. Mr. Spurr received non-shareholder approved options to acquire 650,000 shares of ZixCorp common stock at an exercise price of $10.80 per share. At December 31, 2013, all 650,000 options were vested and outstanding. These options expired unexercised in February 2014. Mr. Spurr was appointed Chief Executive Officer in March 2005, and Chairman of the Board in February 2006.

Other Stock Option Agreements:

From time to time we may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At December 31, 2013, options outstanding to non-employees were 55,000, which were granted from our stock option plans.

Accounting Treatment

We use the straight-line amortization method for recognizing stock option compensation costs. Our share-based awards include stock options, restricted stock and restricted stock units (“RSU’s”).

For the twelve months ended December 31, 2013, 2012, and 2011, respectively, the total stock-based compensation expense resulting from stock options, restricted stock, and RSU’s was recorded to the following line items of our consolidated statement of income:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cost of revenues	$172	$136	$71
Research and development expenses	212	142	68
Selling, general and administrative expenses	1,327	888	430

Stock-based compensation expense	$1,711	$1,166	$569

As of December 31, 2013, there was $3.2 million of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.6 years.

We used the BSOPM to determine the fair value of option grants made during 2013, 2012, and 2011. On January 1, 2006, we elected to use the “simplified” method to calculate the estimated life of options granted to employees. The use of the “simplified” method has been extended until such time when we have sufficient information to make more refined estimates on the estimated life of our options. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options.

The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.05%	0.92%	1.81%
Expected option life (years)	5.8	6.0	5.8
Expected stock price volatility	69%	74%	75%
Expected dividend yield	—	—	—
Fair value of options granted	$1.99	$1.72	$2.48

The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company. The weighted average grant-date fair value of awards of restricted stock and RSU’s is based on quoted market price of the Company’s common stock on the date of grant.

Stock Option Activity

There were 839,263 stock options exercised for the twelve months ended December 31, 2013. As a result of these stock option exercises, there was $427 thousand in excess tax benefits recorded in 2013. For the comparative period in 2012, there were 174,968 stock option exercises. A deferred tax asset totaling $321 thousand and $306 thousand resulting from stock-based compensation expenses was recorded for the twelve months ended December 31, 2013 and 2012, respectively.

The following is a summary of all stock option transactions for the three years ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at January 1, 2011	7,646,892	$4.42
Granted at market price	536,500	$3.83
Cancelled or expired	(310,006)	$6.41
Exercised	(725,936)	$2.46

Outstanding at December 31, 2011	7,147,450	$4.48
Granted at market price	1,099,000	$2.69
Cancelled or expired	(386,706)	$4.69
Exercised	(174,968)	$1.76

Outstanding at December 31, 2012	7,684,776	$4.28

Granted at market price	150,000	$3.27
Cancelled or expired	(247,139)	$5.15
Exercised	(839,263)	$2.03

Outstanding at December 31, 2013	6,748,374	$4.50	3.67

Options exercisable at December 31, 2013	5,908,498	$4.73	3.10

At December 31, 2013, we had 4,110,030 options outstanding and 3,270,154 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $6.6 million and $5.2 million, respectively. At December 31, 2012, we had 2,267,052 options outstanding and 1,657,907 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $2.0 million and $1.8 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012, was $1.9 million and $135 thousand, respectively.

Summarized information about stock options outstanding at December 31, 2013, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 - $1.99	711,697	3.01	$1.52	711,697	$1.52
$2.00 - $3.49	1,923,433	6.61	$2.72	1,198,070	$2.71
$3.50 - $4.99	2,578,652	3.59	$4.34	2,464,139	$4.36
$5.00 - $5.99	286,500	0.77	$5.00	286,500	$5.00
$6.00 - $8.99	455,300	0.76	$6.45	455,300	$6.45
$9.00 - $11.00	792,792	0.14	$10.72	792,792	$10.72

	6,748,374	3.67	$4.50	5,908,498	$4.73

There were 6,412,505 and 7,034,356 exercisable options at December 31, 2012 and 2011, respectively.

Restricted Stock Activity

The following is a summary of all restricted stock activity during the two years ended December 31, 2013:

	Restricted Shares	Weighted Average Fair Value
Outstanding at January 1, 2012	—	—
Granted at market price	351,000	$2.49
Vested	—	—
Cancelled	—	—

Unvested restricted stock at December 31, 2012	351,000	$2.49

Granted at market price	385,000	$3.45

Vested	(87,750)	2.49

Cancelled	—	—

Unvested restricted stock at December 31, 2013	648,250	$3.06

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the two years ended December 31, 2013:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at January 1, 2012	—	—
Granted at market price	113,000	$2.49
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at December 31, 2012	113,000	$2.49

Granted at market price	95,000	$3.45
Vested	(28,250)	2.49
Cancelled	—	—

Unvested restricted stock units at December 31, 2013	179,750	$3.00

The weighted average grant-date fair value of awards of restricted stock and RSU’s (collectively “restricted stock”) is based on the quoted market price of the Company’s common stock on the date of grant.

Reserved Common Stock

At December 31, 2013, we held no shares of common stock in reserve for potential future grants in lieu of cash compensation to employees.

4. Supplemental Cash Flow Information

Supplemental information relating to interest, taxes, and noncash activities:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash interest paid	$—	$—	$7

Income tax payments	$217	$350	$225

Payables related to purchases of capitalized assets	$(97)	$34	$79

Excess tax benefit on exercise of employee stock options	$427	$10	$3,200

5. Receivables, net

	December 31,
(In thousands)	2013	2012
Gross accounts receivables	$8,359	$6,721
Allowance for returns and doubtful accounts	(46)	(28)
Unpaid portion of deferred revenue	(5,989)	(5,726)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$2,324	$967

Our gross accounts receivables include $863 thousand associated with a tenant improvement allowance received as an incentive when we renewed the lease for our Dallas headquarters in 2013.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at December 31, 2013.

6. Prepaid and other current assets

	December 31,
(In thousands)	2013	2012
Prepaid insurance, maintenance, software licenses and other	$1,489	$1,502
Deferred commissions	320	215
Deferred rent	261	—
Tax-related	(32)	(20)

Prepaid and other current assets	$2,038	$1,697

7. Property and Equipment

	December 31,
(In thousands)	2013	2012
Computer and office equipment and software	$22,550	$23,807
`Leasehold improvements	5,276	5,221
Furniture and fixtures	1,520	1,504

	29,346	30,532
Less accumulated depreciation and amortization	(26,738)	(28,148)

	$2,608	$2,384

Our continuing operations include depreciation and amortization expense related to property and equipment of $1.5 million, $1.3 million, and $1.4 million in 2013, 2012, and 2011, respectfully.

8. Goodwill

At December 31, 2013 and 2012, we had goodwill totaling $2.2 million. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There were no impairment indicators to the goodwill recorded as of December 31, 2013.

9. Accrued Expenses

	December 31,
(In thousands)	2013	2012
Employee compensation and benefits	$872	$790
Professional fees	469	842
Taxes	350	409
Other	301	614

Total accrued expenses	$1,992	$2,655

10. Fair Value Measurements

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

11. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the years ended December 31, 2013, 2012, and 2011, are as follows:

	Year Ended December 31,
	2013	2012	2011
Basic weighted average shares	61,139,035	62,211,228	65,439,078
Effect of dilutive securities:
Employee and director stock options	1,095,227	637,676	943,634
Restricted Stock	225,741	20,003	—
RSU’s	66,504	6,440	—
Warrants	—	—	878,802

Potential dilutive common shares	62,526,507	62,875,347	67,261,514

For the years ended December 31, 2013, 2012, and 2011, weighted average shares related to certain stock options of 4,054,261, 5,645,239, and 4,640,713 respectively, were excluded from the calculation of diluted earnings per share because the stock options were anti-dilutive. Anti-dilutive restricted stock and RSU’s of 31,281, and 7,719, respectively, were also excluded from the calculation for the year ended December 31, 2013. Anti-dilutive warrants of 145,853 were excluded from the calculation for the year ended December 31, 2011. All warrants expired in January 2012.

12. Significant Customers

In 2013, 2012, and 2011, no single customer accounted for 10% or more of our revenues. Our accounts receivable balance at December 31, 2012, included receivables from one customer comprising 12% of the net total. These receivables were paid to the Company in the first quarter 2013.

13. Commitments and Contingencies

Leases

We lease office facilities under non-cancelable operating lease agreements. Our continuing operations include rent expense for these operating leases of $1.3 million in each of 2013, 2012, and 2011, respectively. The term of the lease of our headquarter facility in Dallas was extended to 2024.

A summary of our fixed contractual obligations and commitments at December 31, 2013, is as follows:

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$1,009	$1,261	$1,163	$1,058	$1,014	$6,190	$11,695

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

14. Income Taxes

Components of the income taxes are as follows:

(In thousands)	2013	2012	2011
Current:
U.S.	$124	$116	$163
State	148	164	122
Foreign	123	66	(378)
Deferred
Federal	(1,400)	(2,300)	(9,800)
State	—	—	(2,000)
Foreign	(1)	5	4

Income tax (benefit) expense	$(1,006)	$(1,949)	$(11,889)

A reconciliation of the expected U.S. tax (benefit) expense to income taxes is as follows:

(In thousands)	2013	2012	2011
Expected tax (benefit) expense at U.S. statutory rate	$3,212	$3,078	$3,753
Decrease in valuations allowance- Operations	(2,650)	(2,912)	(3,357)
Decrease in valuations allowance- Other	(1,400)	(2,300)	(9,900)
Nondeductible expense and nontaxable income	(370)	21	(125)
State income taxes	98	108	(1,878)
Foreign income taxes	122	71	(374)
Other	(18)	(15)	(8)

Income tax (benefit) expense	$(1,006)	$(1,949)	$(11,889)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred income taxes as of December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Deferred tax assets:
Reserves- Other	$251	$218
U.S. net operating loss carryforwards	88,562	91,396
State net operating loss carryforwards	347	487
Tax credit carryforwards	5,619	5,374
Stock-based compensation	2,839	2,604
Intangible assets	978	1,421
Depreciable assets	1,430	1,451
Other assets	649	323

Total deferred tax assets	100,675	103,274
Deferred tax liabilities:
Prepaid expenses	(418)	(410)

Total deferred tax assets	100,257	102,864

Less valuation allowance	(46,209)	(50,216)

Net deferred income taxes	$54,048	$52,648

The Company has partially reserved its U.S. net deferred tax assets in 2013 and 2012 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of approximately $260 million which begin to expire in 2020. The Company has state credits that net of federal tax expense total $1.9 million which can be utilized through 2027 and state net operating losses that have various expiration dates. The Company also has tax credit carryforwards of approximately $3.8 million consisting of business tax credits which begin to expire in 2014 and alternative minimum tax credits which do not expire.

In 2010, the Company achieved positive earnings and successfully discontinued operations of its e-Prescribing segment. Based on the weight of available objective evidence, including the Company’s history of positive earnings from continuing operations and successful exit from e-Prescribing, management believed that it was more likely than not that a portion of the deferred tax asset would be realized. Accordingly, the Company reduced its valuation allowance by $4.1 million in 2013, $5.2 million in 2012, and $15 million in 2011. The benefit from the 2011 reduction was recorded in part as an $11.8 million income tax benefit and in part as a $3.2 million increase to our additional paid in capital. The segregation of the release was due to the reduction related to historical employee stock option exercises.

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

The Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2013, or during the prior three years. We have determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

15. Employee Benefit Plan

401(k) Plan — We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of our U.S. employees. Under the plan, contributions are voluntarily made by employees, and we may provide contributions based on the employees’ contributions. Our operating income includes $297 thousand, $221 thousand and $185 thousand, in 2013, 2012 and 2011, respectively, for net contributions from continuing operations to this plan.

16. ZixCorp Repurchase Program

On November 6, 2013, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $15 million of its shares from time to time in the open market. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors. The share purchases will be funded from existing cash resources and may be suspended or discontinued at any time, however, the share repurchase program will expire on June 30, 2014. The Company repurchased 1,976,900 shares at an aggregate cost of $8.8 million under this program during the year ended December 31, 2013.

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

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

	Quarter Ended
(In thousands except per share data)	March 31	June 30	September 30	December 31
2013
Revenues	$11,764	$11,838	$12,225	$12,311
Gross margin	9,828	9,935	10,321	10,440
Net income	567	1,871	3,175	4,840
Basic net income per common share*	0.01	0.03	0.05	0.08
Diluted net income per common share*	0.01	0.03	0.05	0.08
2012
Revenues	$10,301	$10,343	$11,023	$11,689
Gross margin	8,446	8,531	9,136	9,634
Net income	2,426	2,643	1,943	3,991
Basic net income per common share*	0.04	0.04	0.03	0.07
Diluted net income per common share*	0.04	0.04	0.03	0.06

*	Net income per share is calculated independently for each quarter. The sum of Net income per share for each quarter may not equal the total Net income per share for the year due to rounding differences.