Form 10-Q
period 2014-03-31
ZIX CORP
filed 2014-05-07
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, par value $0.01 per share	59,258,980

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(In thousands, except share and par value data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,498	$27,518
Receivables, net	2,402	2,324
Prepaid and other current assets	1,650	2,038
Deferred tax assets	1,395	1,814

Total current assets	27,945	33,694
Property and equipment, net	2,561	2,608
Goodwill	2,161	2,161
Deferred tax assets	52,122	52,239

Total assets	$84,789	$90,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$367	$495
Accrued expenses	2,426	1,992
Deferred revenue	17,880	19,080

Total current liabilities	20,673	21,567
Long-term liabilities:
Deferred revenue	1,102	1,278
Deferred rent	1,602	1,623

Total long-term liabilities	2,704	2,901

Total liabilities	23,377	24,468
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 74,598,169 issued and 59,251,480 outstanding in 2014 and 74,417,946 issued and 60,513,287 outstanding in 2013	737	737
Additional paid-in capital	359,676	359,154
Treasury stock, at cost; 15,346,689 common shares in 2014 and 13,904,659 common shares in 2013	(56,789)	(50,386)
Accumulated deficit	(242,212)	(243,271)

Total stockholders’ equity	61,412	66,234

Total liabilities and stockholders’ equity	$84,789	$90,702

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2014	2013
Revenues	$12,162	$11,764
Cost of revenues	2,025	1,936

Gross margin	10,137	9,828
Operating expenses:
Research and development	2,201	2,611
Selling, general and administrative	6,289	6,616

Total operating expenses	8,490	9,227

Operating income	1,647	601
Other income, net	62	60

Income before income taxes	1,709	661
Income tax expense	(650)	(94)

Net Income	$1,059	$567

Basic income per common share	$0.02	$0.01

Diluted income per common share	$0.02	$0.01

Basic weighted average common shares outstanding	59,375,283	60,977,582

Diluted weighted average common shares outstanding	60,891,563	62,032,258

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2013	74,417,946	$737	$359,154	$(50,386)	$(243,271)	$66,234
Issuance of common stock upon exercise of stock options	16,473	—	41	—	—	41
Issuance of restricted common stock	140,000	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	23,750	—	—	—	—	—
Employee stock-based compensation costs	—	—	481	(164)	—	317
Treasury repurchase program	—	—	—	(6,239)	—	(6,239)
Net income	—	—	—	—	1,059	1,059

Balance, March 31, 2014	74,598,169	$737	$359,676	$(56,789)	$(242,212)	$61,412

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Operating activities:
Net income	$1,059	$567
Non-cash items in net income:
Depreciation and amortization	399	355
Employee stock-based compensation costs	481	402
Changes in deferred taxes	537	29
Changes in operating assets and liabilities:
Receivables	(78)	(708)
Prepaid and other current assets	387	225
Accounts payable	(89)	365
Deferred revenue	(1,376)	60
Accrued and other liabilities	413	(217)

Net cash provided by operating activities	1,733	1,078
Investing activities:
Purchases of property and equipment	(391)	(250)

Net cash used in investing activities	(391)	(250)
Financing activities:
Proceeds from exercise of stock options	41	392
Purchase of treasury shares	(6,403)	—

Net cash provided by (used in) financing activities	(6,362)	392

Increase (decrease) in cash and cash equivalents	(5,020)	1,220
Cash and cash equivalents, beginning of period	27,518	22,988

Cash and cash equivalents, end of period	$22,498	$24,208

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

2. Recent Accounting Standards and Pronouncements

Unrecognized Tax Benefit

In July 2013, the FASB issued guidance that requires entities to present unrecognized tax benefits (UTB) in the financial statements as a reduction to a deferred tax asset (DTA) for a net operating loss (NOL) carry-forward when NOL’s exist. Entities whose NOL carry-forwards are not available to settle taxes that would result from the disallowance of the tax position, or who do not intend to use their DTA for that purpose, should present their UTB as a liability and should not net the UTB with the DTA. The guidance became effective for us at the beginning of 2014. This new guidance did not have an impact on our condensed consolidated financial statements.

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include stock options, restricted stock awards (“RSA’s”), restricted stock units (“RSU’s”), and performance units (“PU’s”). As of March 31, 2014, the Company had 5,869,345 stock options outstanding and 110,424 shares available for grant.

Stock Option Activity

There were 16,473 stock options exercised for the three month period ended March 31, 2014, and 209,437 stock options exercised for the three month period ended March 31, 2013. A $1 thousand excess tax benefit was recorded in the three month period ended March 31, 2014, related to the 16,473 option exercises.

The following is a summary of all stock option transactions during the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2013	6,748,374	$4.50
Granted at market price	—	—
Cancelled or expired	(862,556)	$10.20
Exercised	(16,473)	$2.50

Outstanding at March 31, 2014	5,869,345	$3.67	4.00

Options exercisable at March 31, 2014	5,187,372	$3.78	3.46

At March 31, 2014, we had 3,808,057 stock options outstanding and 3,126,084 options exercisable in which the exercise price was lower than the market price of the Company’s common stock. The aggregate intrinsic value of these options was $4.9 million and $4.0 million, respectively.

Restricted Stock Activity

The following is a summary of all RSA activity during the three months ended March 31, 2014:

	Restricted Shares	Weighted Average Fair Value
Outstanding at December 31, 2013	648,250	$3.06
Granted at market price	140,000	4.66
Vested	(96,250)	3.45
Cancelled	—	—

Unvested restricted stock at March 31, 2014	692,000	$3.33

A $41 thousand excess tax benefit was recorded in the three month period ended March 31, 2014, related to the 96,250 vesting RSA’s.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended March 31, 2014:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at December 31, 2013	179,750	$3.00
Granted at market price	55,000	4.66
Vested	(23,750)	3.45
Cancelled	—	—

Unvested restricted stock units at March 31, 2014	211,000	$3.38

Performance Unit Activity

The following is a summary of all PU activity during the three months ended March 31, 2014:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at December 31, 2013	—	—
Granted at market price	100,000	$4.66
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at March 31, 2014	100,000	$4.66

The weighted average grant-date fair value of awards of restricted stock, RSU’s (collectively “restricted stock”), and PU’s is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended March 31, 2014, the total stock-based employee compensation expense resulting from stock options, restricted stock, RSU’s, and PU’s was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cost of revenues	$51	$42
Research and development	60	51
Selling, general and administrative	370	309

Stock-based compensation expense	$481	$402

A deferred tax asset totaling $135 thousand and $116 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the three month periods ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $4.0 million of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the incentive plans. This cost is expected to be recognized over a weighted average period of 1.80 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash income tax payments	$124	$31
Non-cash investing and financing activities:
Payables related to purchases of capitalized assets	$39	$15
Excess tax benefit on exercise of employee stock options	$1	$19
Excess tax benefit on vesting of restricted awards	$41	$—

5. Receivables, net

(In thousands)	March 31, 2014	December 31, 2013
Gross Accounts Receivables	$9,560	$8,359
Allowance for returns and doubtful accounts	(76)	(46)
Unpaid portion of deferred revenue	(7,082)	(5,989)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$2,402	$2,324

Our gross receivables include $863 thousand associated with a tenant improvement allowance received as an incentive when we renewed the lease for our Dallas headquarters in 2013.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2014.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three months ended March 31, 2014 and 2013, are as follows:

	March 31,
	2014	2013
Basic weighted average shares	59,375,283	60,977,582
Effect of dilutive securities:
Employee and director stock options	1,174,657	881,503
Restricted Stock	265,098	131,087
RSU’s	76,320	42,086
PU’s	205	—

Potential dilutive common shares	60,891,563	62,032,258

During the three months ended March 31, 2014, weighted average shares related to 2,602,755 stock options, 46,667 shares of restricted stock, 18,333 RSU’s and 33,333 PU’s were excluded from the calculation of diluted earnings per share because they were anti-dilutive. During the three months ended March 31, 2013, weighted average shares related to 5,248,082 stock options, 125,125 shares of restricted stock, and 30,875 RSU’s were excluded from the calculation of diluted earnings per share because the awards were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at March 31, 2014, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$11,454	$1,089	$2,373	$2,059	$5,933

We have not entered into any material, non-cancelable purchase commitments at March 31, 2014.

Claims and Proceedings

We are from time to time involved in legal claims, litigation, and other legal proceedings. Although we may incur significant expenses in those matters, we expect no material adverse effect on our operations or financial results from current or concluded legal proceedings.

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

9. Common Stock Repurchase Program

During the three months ended March 31, 2014, the Company repurchased 1,407,129 shares at an aggregate cost of $6.2 million under a $15 million share repurchase program authorized by our board of directors which was announced November 6, 2013. The Company previously repurchased 1,976,900 shares at an aggregate cost of $8.8 million under this program, which is now complete.

10. Income Taxes

At the end of 2013, the Company recorded a $1.4 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first quarter 2014 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2014 may not exceed the estimate used at the end of 2013. For this reason, the Company recognized its first quarter 2014 federal deferred tax provision in full. In contrast, in the first quarter 2013, the Company believed that its future U.S. federal taxable estimate established at the end of 2013 would exceed the prior year estimate. Accordingly, the Company offset its first quarter federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first quarter 2013 financial statements. The Company will continue to reevaluate its valuation allowance each quarter, following the same assessment methodology described above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

ZixCorp® offers email encryption, data loss prevention (“DLP”), and Bring-Your-Own-Device (“BYOD”) security to meet business data protection and compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including significant federal financial regulators— such as those on the Federal Financial Institutions Examination Council (FFIEC), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), the Financial Industry Regulatory Agency (FINRA) — one in every five U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

ZixTM Email Encryption enables the secure exchange of email that includes sensitive information through a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies. It is a Software-as-a-Service (“SAAS”) solution, for which customers pay an annual service subscription fee.

ZixCorp’s main differentiation in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of secure, encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on receivers, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the receiver’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery by (1) ZixDirectory®, the world’s largest email encryption community which is designed to share identities of our tens of millions of members (growing by approximately 100,000 members per week), (2) ZixCorp’s Best Method of Delivery ™, which is designed to deliver email according to the sender’s encryption policy, and (3) ZixGateway®, which is an enterprise gateway that automatically decrypts the message. The result is the industry’s only transparent encrypted email, such that secure email can be exchanged without extra steps or passwords for both sender and receiver.

In March 2013 the Company launched ZixDLPTM, an email-specific data loss prevention (“DLP”) solution. By focusing strictly on email, ZixDLP addresses business’s greatest source of data loss – corporate email. The straightforward DLP approach that decreases the complexity and cost often associated with other DLP solutions. ZixDLP is designed to reduce deployment time from months to hours and to minimize impact on customer resources and workflow. In addition, ZixDLP offers a convenient experience for both employees interacting with the solution and administrators managing the system.

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

Our business operations and service offerings are supported by the ZixData Center™, a SysTrust/SOC3 certified, SOC2 accredited, PCI, DSS V2.0 certified facility. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust/SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 (formerly SAS70 Type II) report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day with a track record that exceeds 99.99% availability.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

First Quarter 2014 Summary of Operations

Financial

•	Revenue for the quarter ended March 31, 2014, was $12.2 million compared with $11.8 million for the same period in 2013, representing a 3% increase.

•	Gross margin for the quarter ended March 31, 2014, was $10.1 million or 83% of revenues compared with $9.8 million or 84% of revenues for the comparable period in 2013.

•	Net income for the quarter ended March 31, 2014, was $1.1 million compared with net income of $0.6 million in the comparable period in 2013.

•	Ending cash and cash equivalents were $22.5 million on March 31, 2014, compared with $27.5 million on December 31, 2013.

Operations

•	New first year orders (“NFYOs”) for the quarter ended March 31, 2014, were $2.0 million. As of March 31, 2014, backlog was $65.9 million.

Revenues

Our Company provides subscription-based services. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,		3-month Variance 2014 vs. 2013
(In thousands)	2014	2013	$	%
Revenues	$12,162	$11,764	398	3%

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

As of March 31, 2014, total backlog was $65.9 million and we expect approximately 55% of the total backlog to be recognized as revenue during the next twelve months. As of March 31, 2014, the backlog was comprised of the following elements: $19.0 million of deferred revenue that has been billed and paid, $7.1 million billed but unpaid, and approximately $39.8 million of unbilled contracts. The first quarter ending backlog was an 11% increase over the $59.6 million backlog at the end of the first quarter 2013 and was flat as compared to the ending backlog of $65.7 million at December 31, 2013.

Orders — Total orders were $12.5 million and $13.9 million for the three-month periods ended March 31, 2014 and 2013, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2.0 million and $2.1 million for the three-month period ended March 31, 2014 and 2013, respectively.

Cost of Revenues

The following table sets forth a quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended March 31,		3-month Variance 2014 vs. 2013
(In thousands)	2014	2013	$	%
Cost of revenues	$2,025	$1,936	$89	5%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. A significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. Accordingly, cost of revenues is relatively fixed and is therefore expected to grow at a slower pace than revenue. The five percent period over period increase was approximately split between costs associated with increases in average headcount and depreciation expense resulting primarily from investments in ZixOne networking equipment.

Research and Development Expenses

The following table sets forth a quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended March 31,		3-month Variance 2014 vs. 2013
(In thousands)	2014	2013	$	%
Research and development expenses	$2,201	$2,611	$(410)	(16%)

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The 16% decrease in expenses in the first quarter of 2014 compared to the same period in 2013 resulted primarily from reduction in contractor headcount, partially offset by increases related to hiring several of the contractor personnel.

Selling and Marketing Expenses

The following table sets forth a quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended March 31,		3-month Variance 2014 vs. 2013
(In thousands)	2014	2013	$	%
Selling and marketing expenses	$4,217	$3,610	$607	17%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The 17% increase in the first quarter of 2014 compared to the same period in 2013 resulted primarily from an increase in average headcount.

General and Administrative Expenses

The following table sets forth a quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended March 31,		3-month Variance 2014 vs. 2013
(In thousands)	2014	2013	$	%
General and administrative expenses	$2,072	$3,006	$(934)	(31%)

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The 31% decrease in the first quarter of 2014 compared to the same period in 2013 resulted primarily from a year-over-year decrease in outside legal counsel fees associated with litigation.

Provision for Income Taxes

The provision for income taxes was $650 thousand and $94 thousand for the three-month periods ended March 31, 2014 and 2013, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our March 31, 2014, provision of $650 thousand includes $536 thousand in deferred taxes, $53 thousand in state taxes currently payable based on gross revenues, $27 thousand related to the federal Alternative Minimum Tax, and $34 thousand in taxes related to our Canadian operations. Our March 31, 2013, provision of $94 thousand includes $27 thousand in state taxes currently payable based on gross revenues, $29 thousand related to deferred state taxes, $8 thousand related to the federal Alternative Minimum Tax, and $30 thousand in taxes related to our Canadian operations.

There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the three month periods ended March 31, 2014 and 2013. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended March 31, 2014. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At March 31, 2014, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $53.5 million, of its U.S. net deferred tax assets. The majority of this unreserved portion related to $45.0 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.5 million relating to temporary differences between GAAP and tax-related expense, $1.9 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.1 million related to Alternative Minimum Tax credits.

At the end of 2013, the Company recorded a $1.4 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first quarter 2014 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2014 may not exceed the estimate used at the end of 2013. For this reason, the Company has recognized its first quarter 2014 federal deferred tax provision in full. In contrast, in the first quarter 2013, the Company believed that its future U.S. federal taxable estimate established at the end of 2013 would exceed the prior year estimate. Accordingly, the Company offset its first quarter federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first quarter 2013 financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

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

Net Income

The net income for the three months ended March 31, 2014, of $1.1 million is an increase of $0.5 million compared to the net income of $0.6 million for the same period last year. Our increased revenue and lower spending were offset by a higher tax expense, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At March 31, 2014, our cash and cash equivalents totaled $22.5 million, a decrease of $5.0 million from the December 31, 2013 balance, and we had no debt.

Sources and Uses of Cash Summary

	Three Months Ended March 31,
(In thousands)	2014	2013
Net cash provided by operations	$1,733	$1,078
Net cash used in investing activities	$(391)	$(250)
Net cash provided by (used in) financing activities	$(6,362)	$392

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first quarter of 2014 and 2013 consisted of computer and networking equipment purchases.

Cash used in financing activities in the first quarter of 2014 include $6.2 million used in completion of the $15 million share repurchase program authorized by our board of directors, and $160 thousand used in the repurchase of commons stock related to the tax impact of vesting restricted awards. These usages were partially offset by $41 thousand received from the exercise of stock options. Financing activities include the receipt of $392 thousand from the exercise of stock options in the first quarter 2013.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of March 31, 2014. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	706,633	$1,074	706,633	$1,074
$2.00 - $3.49	1,891,924	5,154	1,286,293	3,499
$3.50 - $4.99	2,531,488	10,967	2,455,146	10,672
$5.00 - $5.99	286,500	1,433	286,500	1,433
$6.00 - $8.99	452,800	2,918	452,800	2,918

Total	5,869,345	$21,546	5,187,372	$19,596

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at March 31, 2014, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$11,454	$1,089	$2,373	$7,992

We have not entered into any material, non-cancelable purchase commitments at March 31, 2014.

We have severance agreements with certain employees which would require the Company to pay approximately $2.8 million if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	30,400	$4.50	30,400	$6,103,000
February 1, 2014 to February 28, 2014	730,015	$4.48	730,015	$2,833,000
March 1, 2014 to March 31, 2014	646,714	$4.38	646,714	$—

Total	1,407,129	$4.43	1,407,129	$—

[1]	The shares were repurchased under the $15 million stock repurchase program announced November 6, 2013 and expiring June 30, 2014. No shares were purchased other than through publicly announced programs during the periods shown.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated March 12, 2014. Filed as Exhibit 3.2 to Zix Corporation’s Annual Report on Form 10-K, for the year ended December 31, 2013, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZIX CORPORATION

Date: May 7, 2014	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)