Form 10-Q
period 2014-06-30
ZIX CORP
filed 2014-08-07
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2014
Common Stock, par value $0.01 per share	59,290,503

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,160	$27,518
Receivables, net	2,545	2,324
Prepaid and other current assets	2,117	2,038
Deferred tax assets	1,335	1,814

Total current assets	32,157	33,694
Property and equipment, net	2,599	2,608
Goodwill	2,161	2,161
Deferred tax assets	51,657	52,239

Total assets	$88,574	$90,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$704	$495
Accrued expenses	3,073	1,992
Deferred revenue	19,308	19,080

Total current liabilities	23,085	21,567
Long-term liabilities:
Deferred revenue	1,061	1,278
Deferred rent	1,582	1,623

Total long-term liabilities	2,643	2,901

Total liabilities	25,728	24,468
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 74,605,669 issued and 59,258,980 outstanding in 2014 and 74,417,946 issued and 60,513,287 outstanding in 2013	737	737
Additional paid-in capital	360,133	359,154
Treasury stock, at cost; 15,346,689 common shares in 2014 and 13,904,659 common shares in 2013	(56,789)	(50,386)
Accumulated deficit	(241,235)	(243,271)

Total stockholders’ equity	62,846	66,234

Total liabilities and stockholders’ equity	$88,574	$90,702

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Revenues	$12,615	$11,838	$24,777	$23,602
Cost of revenues	2,032	1,903	4,057	3,839

Gross margin	10,583	9,935	20,720	19,763
Operating expenses:
Research and development	2,218	2,488	4,419	5,099
Selling, general and administrative	6,778	5,532	13,067	12,148

Total operating expenses	8,996	8,020	17,486	17,247

Operating income	1,587	1,915	3,234	2,516
Other income, net	12	64	74	124

Income before income taxes	1,599	1,979	3,308	2,640
Income tax expense	(622)	(108)	(1,272)	(202)

Net Income	$977	$1,871	$2,036	$2,438

Basic income per common share	$0.02	$0.03	$0.03	$0.04

Diluted income per common share	$0.02	$0.03	$0.03	$0.04

Basic weighted average common shares outstanding	58,565,002	61,158,009	58,967,904	61,068,294

Diluted weighted average common shares outstanding	59,466,867	62,451,546	60,176,977	62,242,401

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2013	74,417,946	$737	$359,154	$(50,386)	$(243,271)	$66,234
Issuance of common stock upon exercise of stock options	23,973	—	62	—	—	62
Issuance of restricted common stock	140,000	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	23,750	—	—	—	—	—
Employee stock-based compensation costs	—	—	917	(164)	—	753
Treasury repurchase program	—	—	—	(6,239)	—	(6,239)
Net income	—	—	—	—	2,036	2,036

Balance, June 30, 2014	74,605,669	$737	$360,133	$(56,789)	$(241,235)	$62,846

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Operating activities:
Net income	$2,036	$2,438
Non-cash items in net income:
Depreciation and amortization	794	711
Employee stock-based compensation costs	917	847
Changes in deferred taxes	1,061	59
Changes in operating assets and liabilities:
Receivables	(221)	(808)
Prepaid and other current assets	(79)	333
Accounts payable	281	70
Deferred revenue	11	(98)
Accrued and other liabilities	1,040	(1)

Net cash provided by operating activities	5,840	3,551
Investing activities:
Purchases of property and equipment	(857)	(948)

Net cash used in investing activities	(857)	(948)
Financing activities:
Proceeds from exercise of stock options	62	717
Purchase of treasury shares	(6,403)	—

Net cash provided by (used in) financing activities	(6,341)	717

Increase (decrease) in cash and cash equivalents	(1,358)	3,320
Cash and cash equivalents, beginning of period	27,518	22,988

Cash and cash equivalents, end of period	$26,160	$26,308

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2014, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for us beginning 2017, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include stock options, restricted stock awards (“RSA’s”), restricted stock units (“RSU’s”), and performance units (“PU’s”). As of June 30, 2014, the Company had 5,759,945 stock options outstanding and 96,820 shares available for grant.

Stock Option Activity

There were 7,500 and 23,973 stock options exercised for the three and six month period ended June 30, 2014, respectively. There were 114,683 and 324,120 stock options exercised for the three and six month period ended June 30, 2013, respectively. An $8 thousand excess tax benefit was recorded in the three month period ended June 30, 2014, related to the 7,500 option exercises. The excess tax benefit in the six month period ended June 30, 2014, related to the 23,973 option exercises was $9 thousand.

The following is a summary of all stock option transactions during the three months ended June 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at March 31, 2014	5,869,345	$3.67
Granted at market price	—	—
Cancelled or expired	(101,900)	$7.98
Exercised	(7,500)	$1.99

Outstanding at June 30, 2014	5,759,945	$3.60	3.83

Options exercisable at June 30, 2014	5,200,860	$3.69	3.38

At June 30, 2014, we had 2,475,553 stock options outstanding and 2,023,394 options exercisable in which the exercise price was lower than the market price of the Company’s common stock. The aggregate intrinsic value of these options was $2.6 million and $2.3 million, respectively.

Restricted Stock Activity

The following is a summary of all RSA activity during the three months ended June 30, 2014:

	Restricted Shares	Weighted Average Fair Value
Non-vested at March 31, 2014	692,000	$3.33
Granted at market price	—	—
Vested	—	—
Cancelled	—	—

Unvested restricted stock at June 30, 2014	692,000	$3.33

No excess tax benefit was recorded in the three month period ended June 30, 2014. A $41 thousand excess tax benefit was recorded in the three month period ended March 31, 2014, related to the 96,250 vesting RSA’s.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended June 30, 2014:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at March 31, 2014	211,000	$3.38
Granted at market price	—	—
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at June 30, 2014	211,000	$3.38

Performance Unit Activity

The following is a summary of all PU activity during the three months ended June 30, 2014:

	Performance Units	Weighted Average Fair Value
Non-vested at March 31, 2014	100,000	$4.66
Granted at market price	—	—
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at June 30, 2014	100,000	$4.66

The weighted average grant-date fair value of awards of restricted stock, RSU’s (collectively “restricted stock”), and PU’s is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and six month period ended June 30, 2014, the total stock-based employee compensation expense resulting from stock options, restricted stock, RSU’s, and PU’s was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Cost of revenues	$49	$101
Research and development	64	124
Selling, general and administrative	323	692

Stock-based compensation expense	$436	$917

A deferred tax asset totaling $254 thousand and $245 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the six month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $3.2 million of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the incentive plans. This cost is expected to be recognized over a weighted average period of 1.65 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash income tax payments	$292	$118
Non-cash investing and financing activities:
Payables related to purchases of capitalized assets	$72	$34
Excess tax benefit on exercise of employee stock options	$9	$—
Excess tax benefit on vesting of restricted awards	$41	$—

5. Receivables, net

(In thousands)	June 30, 2014	December 31, 2013
Gross Accounts Receivables	$9,729	$8,359
Allowance for returns and doubtful accounts	(89)	(46)
Unpaid portion of deferred revenue	(7,095)	(5,989)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$2,545	$2,324

Our gross receivables as of June 30, 2014, include $863 thousand associated with a tenant improvement allowance received as an incentive when we renewed the lease for our Dallas headquarters in 2013.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at June 30, 2014.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013, are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Basic weighted average shares	58,565,002	61,158,009	58,967,904	61,068,294
Effect of dilutive securities:
Employee and director stock options	700,857	998,058	937,757	939,781
Restricted stock	153,583	226,824	209,341	178,956
RSU’s	47,425	68,655	61,872	55,370
PU’s	—	—	103	—

Potential dilutive common shares	59,466,867	62,451,546	60,176,977	62,242,401

During the three months ended June 30, 2014, weighted average shares related to 3,742,060 stock options, 140,000 shares of restricted stock, 55,000 RSU’s and 100,000 PU’s were excluded from the calculation of diluted earnings per share because they were anti-dilutive. During the six months ended June 30, 2014, weighted average shares related to 3,172,408 stock options, 93,333 shares of restricted stock, 36,667 RSU’s and 66,667 PU’s were excluded from the calculation of diluted earnings per share because the awards were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at June 30, 2014, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$11,234	$1,174	$2,335	$2,050	$5,675

We have not entered into any material, non-cancelable purchase commitments at June 30, 2014.

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

9. Common Stock Repurchase Program

During the three months ended March 31, 2014, the Company repurchased 1,407,129 shares at an aggregate cost of $6.2 million, completing a $15 million share repurchase program authorized by our board of directors which was announced November 6, 2013. The Company previously repurchased 1,976,900 shares at an aggregate cost of $8.8 million under this program.

10. Income Taxes

At the end of 2013, the Company recorded a $1.4 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first and second quarter 2014 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2014 may not exceed the estimate used at the end of 2013. For this reason, the Company recognized its first and second quarter 2014 federal deferred tax provision in full. In contrast, in the first and second quarter 2013, the Company believed that its future U.S. federal taxable estimate established at the end of 2013 would exceed the prior year estimate. Accordingly, the Company offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first and second quarter 2013 financial statements. The Company will continue to reevaluate its valuation allowance each quarter, following the same assessment methodology described above.

11. Subsequent Events

On July 30, 2014, the Company announced that its board of directors approved a share repurchase program that enables the Company to purchase up to $10 million of its shares of common stock from time to time in the open market. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The share purchases will be funded from existing cash resources and may be suspended or discontinued at any time, however, the share repurchase program will expire on March 31, 2015.

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

Overview

ZixCorp® offers email encryption, data loss prevention (“DLP”), and Bring-Your-Own-Device (“BYOD”) security to meet business data protection and compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including significant federal financial regulators—such as those on the Federal Financial Institutions Examination Council (FFIEC), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), the Financial Industry Regulatory Agency (FINRA)—one in every five U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

Zix® Email Encryption enables the secure exchange of email that includes sensitive information through a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies. It is a Software-as-a-Service (“SAAS”) solution, for which customers pay an annual service subscription fee.

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

In March 2013 the Company launched ZixDLP®, an email-specific data loss prevention (“DLP”) solution. By focusing strictly on email, ZixDLP addresses business’s greatest source of data loss – corporate email. The straightforward DLP approach that decreases the complexity and cost often associated with other DLP solutions. ZixDLP is designed to reduce deployment time from months to hours and to minimize impact on customer resources and workflow. In addition, ZixDLP offers a convenient experience for both employees interacting with the solution and administrators managing the system.

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

In April 2014, we introduced a subset of our DLP solution, ZixDLP Insight, that provides visibility into the content of all outbound email and related attachments but does not block or quarantine any email. ZixDLP Insight gives customers a better understanding of what data is leaving their organization in their outbound email, and it enables customers to assess the data risks in their email and how quarantine capabilities could be implemented to mitigate these risks, prior to deploying the full DLP solution. ZixDLP Insight can be used as a standalone solution or as an ideal add-on for Zix Email Encryption customers who need increased visibility into the policies that are triggering encrypted email.

On September 3, 2013, ZixCorp launched ZixOne®, a unique mobile email app that solves the key IT challenge created by the BYOD trend in the workplace. BYOD describes the increasing trend of employees using their personal devices to conduct work. ZixOne provides access to corporate email while never allowing that data to be persistently stored on the device where it is vulnerable to loss or theft. If the device is lost or stolen, an administrator can simply disable access to corporate email from that device through ZixOne.

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

Results of Operations

Second Quarter 2014 Summary of Operations

Financial

•	Revenue for the quarter ended June 30, 2014, was $12.6 million compared with $11.8 million for the same period in 2013, representing a 7% increase.

•	Gross margin for the quarter ended June 30, 2014, was $10.6 million or 84% of revenues compared with $9.9 million or 84% of revenues for the comparable period in 2013.

•	Net income for the quarter ended June 30, 2014, was $1.0 million compared with net income of $1.9 million in the comparable period in 2013.

•	Ending cash and cash equivalents were $26.2 million on June 30, 2014, compared with $27.5 million on December 31, 2013.

Operations

•	New first year orders (“NFYOs”) for the quarter ended June 30, 2014, were $2.4 million. As of June 30, 2014, backlog was $68.4 million.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter and six month comparisons of the Company’s revenues:

	Three Months Ended June 30,		3-month Variance 2014 vs. 2013		Six Months Ended June 30,		6-month Variance 2014 vs. 2013
(in thousands)	2014	2013	$	%	2014	2013	$	%
Revenues	$12,615	$11,838	$777	7%	$24,777	$23,602	$1,175	5%

The increase in revenue was due to the growth inherent in a successful subscription model with steady additions to the subscriber base coupled with a high rate of existing customer renewals.

Revenue Indicators—Backlog, Orders and Deployments

Backlog—Our end-user order backlog is comprised of contractually bound agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of June 30, 2014, total backlog was $68.4 million and we expect approximately 55% of the total backlog to be recognized as revenue during the next twelve months. As of June 30, 2014, the backlog was comprised of the following elements: $20.4 million of deferred revenue that has been billed and paid, $7.1 million billed but unpaid, and approximately $40.9 million of unbilled contracts. The second quarter ending backlog was an 8% increase over the $63.4 million backlog at the end of the second quarter 2013 and 4% above the ending backlog of $65.7 million at December 31, 2013.

Orders—Total orders were $15.7 million and $15.6 million for the three-month periods ended June 30, 2014 and 2013, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2.4 million and $2.4 million for the three-month period ended June 30, 2014 and 2013, respectively.

Cost of Revenues

The following table sets forth the quarter-over-quarter and six month comparisons of the cost of revenues:

	Three Months Ended June 30,		3-month Variance 2014 vs. 2013		Six Months Ended June 30,		6-month Variance 2014 vs. 2013
(in thousands)	2014	2013	$	%	2014	2013	$	%
Cost of revenues	$2,032	$1,903	$129	7%	$4,057	$3,839	$218	6%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. A significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. Accordingly, cost of revenues is relatively fixed and is therefore expected to grow at a slower pace than revenue. The three and six month variances reflected in the table above resulted primarily from increases in average headcount and depreciation expense relating to investments in ZixOne networking equipment.

Research and Development Expenses

The following table sets forth the quarter-over-quarter and six month comparisons of our research and development expenses:

	Three Months Ended June 30,		3-month Variance 2014 vs. 2013		Six Months Ended June 30,		6-month Variance 2014 vs. 2013
(in thousands)	2014	2013	$	%	2014	2013	$	%
Research and development expenses	$2,218	$2,488	$(270)	(11)%	$4,419	$5,099	$(680)	(13)%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The three and six month decreases reflected in the table above resulted primarily from reduction in contractor headcount, partially offset by increases related to hiring research and development personnel.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter and six month comparisons of our selling and marketing expenses:

	Three Months Ended June 30,		3-month Variance 2014 vs. 2013		Six Months Ended June 30,		6-month Variance 2014 vs. 2013
(in thousands)	2014	2013	$	%	2014	2013	$	%
Selling and marketing expenses	$4,713	$3,640	$1,073	29%	$8,930	$7,250	$1,680	23%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The 29% increase in the second quarter of 2014 compared to the same period in 2013 and the 23% six-month variance resulted primarily from an increase in average headcount and advertising and promotional expense.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter and six month comparisons of our general and administrative expenses:

	Three Months Ended June 30,		3-month Variance 2014 vs. 2013		Six Months Ended June 30,		6-month Variance 2014 vs. 2013
(in thousands)	2014	2013	$	%	2014	2013	$	%
General and administrative expenses	$2,065	$1,892	$173	9%	$4,137	$4,898	$(761)	(16)%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The 9% increase in the second quarter of 2014 compared to the same period in 2013 resulted primarily from a year-over-year increase in average headcount. The 16% decrease in the six month comparison resulted primarily from lower outside legal counsel fees associated with litigation partially offset by higher average headcount costs.

Provision for Income Taxes

The provision for income taxes was $622 thousand and $108 thousand for the three-month periods ended June 30, 2014 and 2013, respectively, and $1.3 million and $202 thousand for the three-month periods ended June 30, 2014 and 2013 . The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our June 30, 2014, provision of $1.3 million includes $1.1 million in deferred taxes, $104 thousand in state taxes currently payable based on gross revenues, $39 thousand related to the federal Alternative Minimum Tax, and $69 thousand in taxes related to our Canadian operations. Our June 30, 2013, provision of $202 thousand includes $56 thousand in state taxes currently payable based on gross revenues, $59 thousand related to deferred state taxes, $28 thousand related to the federal Alternative Minimum Tax, and $59 thousand in taxes related to our Canadian operations.

There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the three month periods ended June 30, 2014 and 2013. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended June 30, 2014. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At June 30, 2014, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $53.0 million, of its U.S. net deferred tax assets. The majority of this unreserved portion related to $44.5 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.5 million relating to temporary differences between GAAP and tax-related expense, $1.9 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.1 million related to Alternative Minimum Tax credits.

At the end of 2013, the Company recorded a $1.4 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first and second quarter 2014 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2014 may not exceed the estimate used at the end of 2013. For this reason, the Company has recognized its first quarter and second 2014 federal deferred tax provision in full. In contrast, in the first and second quarter 2013, the Company believed that its future U.S. federal taxable estimate established at the end of 2013 would exceed the prior year estimate. Accordingly, the Company offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first and second quarter 2013 financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Income

The net income for the three months ended June 30, 2014, of $1.0 million is a decrease of $0.9 million compared to the net income of $1.9 million for the same period last year. Our increased revenue and lower spending were offset primarily by higher selling and marketing and tax expense, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At June 30, 2014, our cash and cash equivalents totaled $26.2 million, a decrease of $1.4 million from the December 31, 2013 balance, and we had no debt.

Sources and Uses of Cash Summary

	Six Months Ended June 30,
(In thousands)	2014	2013
Net cash provided by operations	$5,840	$3,551
Net cash used in investing activities	$(857)	$(948)
Net cash provided by (used in) financing activities	$(6,341)	$717

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities consist primarily of computer and networking equipment purchases.

Cash used in financing activities in the first two quarters of 2014 include $6.2 million used in completion of the $15 million share repurchase program authorized by our board of directors, and $160 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. These usages were partially offset by $62 thousand received from the exercise of stock options. Financing activities include the receipt of $717 thousand from the exercise of stock options in the first two quarters 2013.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of June 30, 2014. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	706,633	$1,049	706,633	$1,049
$2.00 - $3.49	1,884,424	5,134	1,363,515	3,714
$3.50 - $4.99	2,531,488	10,966	2,493,312	10,819
$5.00 - $5.99	286,500	1,433	286,500	1,433
$6.00 - $8.99	350,900	2,105	350,900	2,105

Total	5,759,945	$20,687	5,200,860	$19,120

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at June 30, 2014, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$11,234	$1,174	$2,335	$7,725

We have not entered into any material, non-cancelable purchase commitments at June 30, 2014.

We have severance agreements with certain employees which would require the Company to pay approximately $2.9 million if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ZIX CORPORATION

Date: August 7, 2014	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)