Form 10-Q
period 2014-09-30
ZIX CORP
filed 2014-11-06
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2014
Common Stock, par value $0.01 per share	56,819,201

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(In thousands, except share and par value data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,262	$27,518
Receivables, net	2,313	2,324
Prepaid and other current assets	1,748	2,038
Deferred tax assets	1,361	1,814

Total current assets	25,684	33,694
Property and equipment, net	3,823	2,608
Goodwill	2,161	2,161
Deferred tax assets	51,023	52,239

Total assets	$82,691	$90,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$641	$495
Accrued expenses	3,069	1,992
Deferred revenue	21,733	19,080

Total current liabilities	25,443	21,567
Long-term liabilities:
Deferred revenue	959	1,278
Deferred rent	1,561	1,623

Total long-term liabilities	2,520	2,901

Total liabilities	27,963	24,468
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 74,851,387 issued and 56,814,401 outstanding in 2014 and 74,417,946 issued and 60,513,287 outstanding in 2013	739	737
Additional paid-in capital	360,943	359,154
Treasury stock, at cost; 18,036,986 common shares in 2014 and 13,904,659 common shares in 2013	(66,882)	(50,386)
Accumulated deficit	(240,072)	(243,271)

Total stockholders’ equity	54,728	66,234

Total liabilities and stockholders’ equity	$82,691	$90,702

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Revenues	$12,705	$12,225	$37,482	$35,827
Cost of revenues	2,062	1,904	6,119	5,743

Gross margin	10,643	10,321	31,363	30,084
Operating expenses:
Research and development	2,234	2,345	6,653	7,444
Selling, general and administrative	6,544	4,659	19,611	16,807

Total operating expenses	8,778	7,004	26,264	24,251

Operating income	1,865	3,317	5,099	5,833
Other income, net	66	17	140	141

Income before income taxes	1,931	3,334	5,239	5,974
Income tax expense	(768)	(159)	(2,040)	(361)

Net Income	$1,163	$3,175	$3,199	$5,613

Basic income per common share	$0.02	$0.05	$0.05	$0.09

Diluted income per common share	$0.02	$0.05	$0.05	$0.09

Basic weighted average common shares outstanding	57,610,386	61,378,131	58,510,426	61,172,708

Diluted weighted average common shares outstanding	58,501,937	63,065,762	59,613,658	62,517,989

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2013	74,417,946	$737	$359,154	$(50,386)	$(243,271)	$66,234
Issuance of common stock upon exercise of stock options	241,441	2	455	—	—	457
Issuance of restricted common stock	140,000	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	52,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,334	(257)	—	1,077
Treasury repurchase program	—	—	—	(16,239)	—	(16,239)
Net income	—	—	—	—	3,199	3,199

Balance, September 30, 2014	74,851,387	$739	$360,943	$(66,882)	$(240,072)	$54,728

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Operating activities:
Net income	$3,199	$5,613
Non-cash items in net income:
Depreciation and amortization	1,210	1,078
Employee stock-based compensation costs	1,334	1,298
Changes in deferred taxes	1,669	89
Changes in operating assets and liabilities:
Receivables	11	(1,798)
Prepaid and other current assets	290	(58)
Accounts payable	(482)	(72)
Deferred revenue	2,334	2,520
Accrued and other liabilities	1,015	1,106

Net cash provided by operating activities	10,580	9,776
Investing activities:
Purchases of property and equipment	(1,797)	(1,262)

Net cash used in investing activities	(1,797)	(1,262)
Financing activities:
Proceeds from exercise of stock options	457	1,494
Purchase of treasury shares	(16,496)	(120)

Net cash provided by (used in) financing activities	(16,039)	1,374

Increase (decrease) in cash and cash equivalents	(7,256)	9,888
Cash and cash equivalents, beginning of period	27,518	22,988

Cash and cash equivalents, end of period	$20,262	$32,876

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2014, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include stock options, restricted stock awards (“RSA’s”), restricted stock units (“RSU’s”), and performance units (“PU’s”). As of September 30, 2014, the Company had 5,147,997 stock options outstanding and 284,804 shares available for grant.

Stock Option Activity

There were 217,468 and 241,441 stock options exercised for the three and nine month period ended September 30, 2014, respectively. There were 435,066 and 759,186 stock options exercised for the three and nine month period ended September 30, 2013, respectively. A $61 thousand excess tax benefit was recorded in the three month period ended September 30, 2014, related to the 217,468 option exercises. The excess tax benefit in the nine month period ended September 30, 2014, related to the 241,441 option exercises was $70 thousand.

The following is a summary of all stock option transactions during the three months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at June 30, 2014	5,759,945	$3.60
Granted at market price	—	—
Cancelled or expired	(394,480)	$4.75
Exercised	(217,468)	$1.83

Outstanding at September 30, 2014	5,147,997	$3.58	3.85

Options exercisable at September 30, 2014	4,710,157	$3.66	3.48

At September 30, 2014, we had 2,273,589 stock options outstanding and 1,898,249 options exercisable in which the exercise price was lower than the market price of the Company’s common stock. The aggregate intrinsic value of these options was $2.3 million and $2.0 million, respectively.

Restricted Stock Activity

The following is a summary of all RSA activity during the three months ended September 30, 2014:

	Restricted Shares	Weighted Average Fair Value
Unvested at June 30, 2014	692,000	$3.33
Granted at market price	—	—
Vested	(87,750)	$2.49
Cancelled	—	—

Unvested restricted stock at September 30, 2014	604,250	$3.45

A $28 thousand excess tax benefit was recorded in the three month period ended September 30, 2014. A $69 thousand excess tax benefit was recorded in the nine month period ended September 30, 2014, related to vesting RSA’s.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended September 30, 2014:

	Restricted Stock Units	Weighted Average Fair Value
Unvested at June 30, 2014	211,000	$3.38
Granted at market price	—	—
Vested	(28,250)	$2.49
Cancelled	—	—

Unvested restricted stock units at September 30, 2014	182,750	$3.52

Performance Unit Activity

The following is a summary of all PU activity during the three months ended September 30, 2014:

	Performance Units	Weighted Average Fair Value
Unvested at June 30, 2014	100,000	$4.66
Granted at market price	—	—
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at September 30, 2014	100,000	$4.66

The weighted average grant-date fair value of awards of restricted stock, RSU’s (collectively “restricted stock”), and PU’s is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and nine month period ended September 30, 2014, the total stock-based employee compensation expense resulting from stock options, restricted stock, RSU’s, and PU’s was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Cost of revenues	$45	$145
Research and development	61	185
Selling, general and administrative	312	1,004

Stock-based compensation expense	$418	$1,334

A deferred tax asset totaling $368 thousand and $243 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the nine month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $2.8 million of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the incentive plans. This cost is expected to be recognized over a weighted average period of 1.56 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash income tax payments	$399	$188
Non-cash investing and financing activities:
Payables related to purchases of capitalized assets	$(628)	$20
Excess tax benefit on exercise of employee stock options	$70	$—
Excess tax benefit on vesting of restricted awards	$69	$—

5. Receivables, net

(In thousands)	September 30, 2014	December 31, 2013
Gross Accounts Receivables	$8,983	$8,359
Allowance for returns and doubtful accounts	(104)	(46)
Unpaid portion of deferred revenue	(6,566)	(5,989)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$2,313	$2,324

Our gross receivables as of September 30, 2014, include $775 thousand associated with a tenant improvement allowance received as an incentive when we renewed the lease for our Dallas headquarters in 2013.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at September 30, 2014.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Basic weighted average shares	57,610,386	61,378,131	58,510,426	61,172,708
Effect of dilutive securities:
Employee and director stock options	701,111	1,342,060	858,876	1,073,873
Restricted stock	146,556	268,504	188,412	208,805
RSU’s	43,884	77,067	55,876	62,603
PU’s	—	—	68	—

Potential dilutive common shares	58,501,937	63,065,762	59,613,658	62,517,989

During the three months ended September 30, 2014, weighted average shares related to 3,467,745 stock options, 105,000 shares of restricted stock, and 41,250 RSU’s were excluded from the calculation of diluted earnings per share because they were anti-dilutive. During the nine months ended September 30, 2014, weighted average shares related to 3,270,853 stock options, 97,222 shares of restricted stock, 38,194 RSU’s and 44,444 PU’s were excluded from the calculation of diluted earnings per share because the awards were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at September 30, 2014, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$11,179	$1,441	$2,282	$2,038	$5,418

We have not entered into any material, non-cancelable purchase commitments at September 30, 2014.

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

9. Common Stock Repurchase Program

During the three months ended September 30, 2014, the Company repurchased 2,663,066 shares at an aggregate cost of $10.0 million, completing a $10 million share repurchase program authorized by our board of directors which was announced July 30, 2014. During the three months ended March 31, 2014, the Company repurchased 1,407,129 shares at an aggregate cost of $6.2 million, completing a $15 million share repurchase program authorized by our board of directors which was announced November 6, 2013. The Company previously repurchased 1,976,900 shares at an aggregate cost of $8.8 million under this program.

10. Income Taxes

At the end of 2013, the Company recorded a $1.4 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first, second, and third quarter 2014 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2014 may not exceed the estimate used at the end of 2013. For this reason, the Company recognized its first, second, and third quarter 2014 federal deferred tax provision in full. In contrast, in the first, second, and third quarter 2013, the Company believed that its future U.S. federal taxable estimate established at the end of 2013 would exceed the prior year estimate. Accordingly, the Company offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first, second, and third quarter 2013 financial statements. The Company will continue to reevaluate its valuation allowance each quarter, following the same assessment methodology described above.

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

Results of Operations

Third Quarter 2014 Summary of Operations

Financial

•	Revenue for the quarter ended September 30, 2014, was $12.7 million compared with $12.2 million for the same period in 2013, representing a 4% increase.

•	Gross margin for the quarter ended September 30, 2014, was $10.6 million or 84% of revenues compared with $10.3 million or 84% of revenues for the comparable period in 2013.

•	Net income for the quarter ended September 30, 2014, was $1.2 million compared with net income of $3.2 million in the comparable period in 2013.

•	Ending cash and cash equivalents were $20.3 million on September 30, 2014, compared with $27.5 million on December 31, 2013.

Operations

•	New first year orders (“NFYOs”) for the quarter ended September 30, 2014, were $1.6 million. As of September 30, 2014, backlog was $68.8 million.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter and nine month comparisons of the Company’s revenues:

	Three Months Ended September 30,		3-month Variance 2014 vs. 2013		Nine Months Ended September 30,		9-month Variance 2014 vs. 2013
(in thousands)	2014	2013	$	%	2014	2013	$	%
Revenues	$12,705	$12,225	$480	4%	$37,482	$35,827	$1,655	5%

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

As of September 30, 2014, total backlog was $68.8 million and we expect approximately 56% of the total backlog to be recognized as revenue during the next twelve months. As of September 30, 2014, the backlog was comprised of the following elements: $22.7 million of deferred revenue that has been billed and paid, $6.6 million billed but unpaid, and approximately $39.5 million of unbilled contracts. The third quarter ending backlog was a 7% increase over the $64.2 million backlog at the end of the third quarter 2013 and 5% above the ending backlog of $65.7 million at December 31, 2013.

Orders — Total orders were $13.4 million and $13.0 million for the three-month periods ended September 30, 2014 and 2013, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $1.6 million and $2.2 million for the three-month period ended September 30, 2014 and 2013, respectively.

Cost of Revenues

The following table sets forth the quarter-over-quarter and nine month comparisons of the cost of revenues:

	Three Months Ended September 30,		3-month Variance 2014 vs. 2013		Nine Months Ended September 30,		9-month Variance 2014 vs. 2013
(in thousands)	2014	2013	$	%	2014	2013	$	%
Cost of revenues	$2,062	$1,904	$158	8%	$6,119	$5,743	$376	7%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. A significant portion of the total cost of revenues relates to the ZixData Center, which currently has excess capacity. Accordingly, cost of revenues is relatively fixed and is therefore expected to grow at a slower pace than revenue. The three and nine month variances reflected in the table above resulted primarily from increases in average headcount and depreciation expense relating to investments in ZixOne networking equipment.

Research and Development Expenses

The following table sets forth the quarter-over-quarter and nine month comparisons of our research and development expenses:

	Three Months Ended September 30,		3-month Variance 2014 vs. 2013		Nine Months Ended September 30,		9-month Variance 2014 vs. 2013
(in thousands)	2014	2013	$	%	2014	2013	$	%
Research and development expenses	$2,234	$2,345	$(111)	(5)%	$6,653	$7,444	$(791)	(11)%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The three and nine month decreases reflected in the table above resulted primarily from reduction in contractor headcount, partially offset by increases related to hiring research and development personnel.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter and nine month comparisons of our selling and marketing expenses:

	Three Months Ended September 30,		3-month Variance 2014 vs. 2013		Nine Months Ended September 30,		9-month Variance 2014 vs. 2013
(in thousands)	2014	2013	$	%	2014	2013	$	%
Selling and marketing expenses	$4,543	$3,088	$1,455	47%	$13,473	$10,338	$3,135	30%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The $1.5 million increase in the third quarter of 2014 compared to the same period in 2013 and the $3.1 million nine-month variance resulted primarily from an increase in average headcount for selling and marketing personnel and advertising and promotional expense related to lead generation and brand awareness.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter and nine month comparisons of our general and administrative expenses:

	Three Months Ended September 30,		3-month Variance 2014 vs. 2013		Nine Months Ended September 30,		9-month Variance 2014 vs. 2013
(in thousands)	2014	2013	$	%	2014	2013	$	%
General and administrative expenses	$2,001	$1,571	$430	27%	$6,138	$6,469	$(331)	(5)%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The $0.4 million increase in the third quarter of 2014 compared to the same period in 2013 resulted primarily from a year-over-year increase in average headcount and consulting expense. The $0.3 million decrease in the nine month comparison resulted primarily from lower outside legal counsel fees associated with litigation partially offset by higher average headcount costs.

Provision for Income Taxes

The provision for income taxes was $768 thousand and $159 thousand for the three-month periods ended September 30, 2014 and 2013, respectively, and $2.0 million and $361 thousand for the nine-month periods ended September 30, 2014 and 2013. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our September 30, 2014, provision of $2.0 million includes $1.7 million in deferred taxes, $171 thousand in state taxes currently payable based on gross revenues, $95 thousand related to the federal Alternative Minimum Tax, and $103 thousand in taxes related to our Canadian operations. Our September 30, 2013, provision of $361 thousand includes $102 thousand in state taxes currently payable based on gross revenues, $88 thousand related to deferred state taxes, $82 thousand related to the federal Alternative Minimum Tax, and $89 thousand in taxes related to our Canadian operations.

There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the three month periods ended September 30, 2014 and 2013. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended September 30, 2014. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At September 30, 2014, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve a portion, $52.4 million, of its U.S. net deferred tax assets. The majority of this unreserved portion related to $43.9 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.4 million relating to temporary differences between GAAP and tax-related expense, $1.9 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.2 million related to Alternative Minimum Tax credits.

At the end of 2013, the Company recorded a $1.4 million tax benefit by reducing the valuation allowance related to its deferred tax assets. This reduction was determined through an assessment of future deferred tax asset utilization following accounting guidance which relies largely on historical earnings. Using the same methodology, and updating the future taxable earnings estimates based on first, second and third quarter 2014 actual earnings, the Company believes its future U.S. federal taxable earnings estimate to be established at the end of 2014 may not exceed the estimate used at the end of 2013. For this reason, the Company has recognized its first, second, and third quarter 2014 federal deferred tax provision in full. In contrast, in the first, second, and third quarter 2013, the Company believed that its future U.S. federal taxable estimate established at the end of 2013 would exceed the prior year estimate. Accordingly, the Company offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s first, second, and third quarter 2013 financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Income

The net income for the three months ended September 30, 2014, of $1.2 million is a decrease of $2.0 million compared to the net income of $3.2 million for the same period last year. Our increased revenue was offset primarily by higher selling and marketing and tax expense, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At September 30, 2014, our cash and cash equivalents totaled $20.3 million, a decrease of $7.3 million from the December 31, 2013 balance, and we had no debt.

Sources and Uses of Cash Summary

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net cash provided by operations	$10,580	$9,776
Net cash used in investing activities	$(1,797)	$(1,262)
Net cash provided by (used in) financing activities	$(16,039)	$1,374

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities consist of $1.2 million in computer and networking equipment purchases and $536 thousand in leasehold improvements associated with the lease renewal for our Dallas headquarters in 2013.

Cash used in financing activities in the first three quarters of 2014 include $16.2 million used in completion of both the $15 million share repurchase program authorized by our board of directors in November 2013 and $10 million share repurchase program authorized by our board of directors in July 2014, and $257 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. These usages were partially offset by $457 thousand received from the exercise of stock options. Financing activities include the receipt of $1.5 million from the exercise of stock options in the first three quarters 2013, offset by $120 used in the repurchase of common stock related to the tax impact of vesting restricted awards.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of September 30, 2014. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	533,391	$796	533,391	$796
$2.00 - $3.49	1,840,198	5,016	1,402,358	3,828
$3.50 - $4.99	2,337,908	10,098	2,337,908	10,098
$5.00 - $5.99	86,500	433	86,500	433
$6.00 - $8.99	350,000	2,100	350,000	2,100

Total	5,147,997	$18,443	4,710,157	$17,255

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at September 30, 2014, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$11,179	$1,441	$2,282	$7,456

We have not entered into any material, non-cancelable purchase commitments at September 30, 2014.

We have severance agreements with certain employees which would require the Company to pay approximately $3.0 million if all such employees separated from employment with our Company following a change of control, as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	—	—	—	$10,000,000
August 1, 2014 to August 31, 2014	1,866,700	$3.72	1,866,700	$3,049,076
September 1, 2014 to September 30, 2014	796,366	$3.83	796,366	$—

Total	2,663,066	$3.75	2,663,066	$—

[1]	The shares were repurchased under the $10 million stock repurchase program announced July 30, 2014 and expiring March 31, 2015. No shares were purchased other than through publicly announced programs during the periods shown.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated March 12, 2014. Filed as Exhibit 3.2 to Zix Corporation’s Annual Report on Form 10-K, for the year ended December 31, 2013, and incorporated herein by reference.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZIX CORPORATION

Date: November 6, 2014	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)