Form 10-K
period 2014-12-31
ZIX CORP
filed 2015-03-11
CIK 855612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 9, 2015, there were 56,984,827 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2014, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $199,220,616.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2015 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Zix Corporation (“ZixCorp®,” the “Company,” “we,” “our,” or “us”) offers email encryption, data loss prevention and Bring-Your-Own-Device (“BYOD”) security to meet business data protection and compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including significant federal financial regulators - such as the Federal Financial Institutions Examination Council (“FFIEC”), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), one in every four U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

Zix ® Email Encryption enables the secure exchange of emails that include sensitive information through a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies. Zix Email Encryption is a Software-as-a-Service (“SaaS”) solution, for which customers pay an annual service subscription fee.

The main differentiator for Zix Email Encryption in the marketplace is its exceptional ease of use. The best example of this is its ability to provide transparent delivery of secure, encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on receivers, often requiring additional user authentication with the creation of a new user identity and password. We designed our solution to alleviate the receiver’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery through (1) ZixDirectory®, the world’s largest email encryption community which is designed to share identities of our tens of millions of members (growing by approximately 110,000 members per week), (2) ZixCorp’s patented Best Method of Delivery®, which is designed to deliver email according to the sender’s encryption policy, and (3) ZixGateway®, which is an enterprise gateway that automatically decrypts the message. The result is the industry’s only transparent encrypted email, such that secure email can be exchanged without extra steps or passwords for both senders and receivers. ZixCorp delivers more than 1,100,000 encrypted messages on a typical business day. Of those messages, 75% are exchanged transparently between senders and receivers.

ZixCorp launched ZixDLP®, an email-specific data loss prevention (“DLP”) solution in early 2013. By focusing strictly on email, ZixDLP addresses business’s greatest source of data loss – corporate email. The straightforward DLP approach decreases the complexity and cost often associated with other DLP solutions. ZixDLP is also designed to reduce deployment time from months to hours and minimize impact on customer resources and workflow. In addition, ZixDLP offers a convenient experience for both employees interacting with the solution and administrators managing the system.

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

ZixDLP is available as an add-on for existing ZixCorp customers or as a bundle with Zix Email Encryption for new customers. ZixDLP is also available as a standalone solution that can easily integrate with most email systems and email encryption solutions.

In late 2013, ZixCorp launched ZixOne®, a unique mobile email app that solves the key IT challenge created by the BYOD trend in the workplace. BYOD describes the increasing trend of employees using their personal devices to conduct work. ZixOne provides access to corporate email while never allowing that data to be persistently stored on the device where it is vulnerable to loss or theft. If the device is lost or stolen, an administrator can simply disable access to corporate email from that device through ZixOne.

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

Our business operations and service offerings are supported by the ZixData CenterTM, a SysTrust/SOC3 certified, SOC2 accredited, PCI DSS V2.0 certified facility. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust/SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 (formerly SAS70 Type II) report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day with a track record that exceeds 99.99% availability.

Our company was incorporated in Texas in 1988. Originally named Amtech Corporation, we changed our name to ZixIt® Corporation in 1999 when we entered the encrypted email market. In 2002, we became Zix Corporation. Our executive offices are located at 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.

Overview

Email is a mission-critical means of communication for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted along the path between a sender and a recipient, which permits theft, redirection, manipulation or exposure to unauthorized parties. Failure to control and manage such risks can result in enforcement penalties for noncompliance under numerous regulations, in addition to damaged reputation, competitive disadvantage, a loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage. For example, healthcare organizations, business associates and sub-contractors are subject to the Privacy, Security, and Enforcement Rules of the Health Information Portability Accountability Act (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). Financial institutions are subject to data privacy laws including the Gramm-Leach-Bliley Act (“GLBA”). These federal laws help drive the use of encrypted email. In addition, individual states such as Massachusetts and Nevada have enacted privacy laws requiring encryption of certain email messages, and almost all states encourage email encryption by allowing exemptions from data breach notification laws.

Corporations require easy to use, cost-effective email protection that can be used on an enterprise-wide basis. They need it to be quickly deployed and regularly updated to evolve with innovative technology practices and meet changing regulatory standards. To satisfy these needs, our Email Encryption Service provides a comprehensive solution that analyzes and encrypts email communications.

Our Email Encryption Service allows a user to send encrypted email to any email user, anywhere and on any Internet-enabled device. Encrypted email is delivered through the patented Best Method of Delivery protocol which automatically determines the most direct and appropriate means of delivery, based on the sender’s and recipient’s communications environment and preferences. The protocol supports a number of encrypted email delivery mechanisms, including S/MIME, TLS, OpenPGP, “push” delivery and secure portal “pull” delivery. These last two mechanisms enable users to send messages securely to anyone with an email address, including those who do not have an encryption tool. Our Best Method of Delivery makes the technology simple for end users and provides flexibility and ease of implementation for information technology professionals. We believe the ability to send messages through different modes of delivery is one of many differentiators that makes our Email Encryption Service superior to competitive offerings.

The deployment of our Email Encryption Service at the periphery of the customer’s network means our Email Encryption Service encrypts outbound email for an enterprise without the need to create, deploy or manage end user encryption keys or deploy desktop software. Our technology solutions are easy to use, easy to deploy, and can be made operational quickly.

Our service has an integrated policy management capability. This policy engine can inspect the contents of emails and apply policies matching specific industry criteria such as HIPAA, the HITECH Act and GLBA. Customers can also build their own custom policies. This policy driven email encryption for regulatory compliance means customers can reduce the training required of their staff and significantly reduce the risk of inadvertently sending sensitive content by controlling the method of delivery through preset policies.

Competition

The most significant differentiator for ZixCorp’s Email Encryption Service as compared with our competition is ease of use. The best example of our unequalled ease of use is transparent delivery of encrypted email messages. We are able to deliver transparent email encryption as a result of our SaaS architecture, ZixDirectory, Best Method of Delivery and ZixGateway. The most critical and highly differentiated component of our solution is the ZixDirectory which provides the ability to share user identities for encryption, which in turn provides frictionless interoperability between users in a community of interest such as healthcare, finance or government.

In addition, our service differs from the products and services of most of our competitors because we offer a SaaS architecture, while most of our competitors offer primarily a product-based approach that the customer builds and runs themselves. Some of our competitors have substantial information technology security and email protection products; however, our competitors’ customers tend to build and operate their own systems, and the directory of user identities each competitor creates is not shared. This practice is less desirable as different companies’ encrypted email systems are not easily made interoperable.

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

Zix Email Encryption and Zix DLP focus on the secure (i.e., encrypted) delivery and data loss prevention sub-segments of the e-mail security market. We view our primary competitors as Proofpoint Inc., Microsoft, Barracuda Networks, Sophos Inc., and McAfee, Inc. Technically, while these companies offer “send-to-anyone” encrypted email, we believe they are unable to offer the benefits that come from access to the ZixDirectory, use of our Best Method of Delivery protocol, and the industry’s only transparent email encryption. Nevertheless, some of these competitors are large enterprises with substantial financial and technical resources that exceed those we possess.

As discussed above, with the introduction of ZixOne the Company entered the BYOD mobile device security market. In the BYOD market, we view our primary competitors as companies that provide enterprise mobility management (“EMM”), which includes but is not limited to mobile device management (“MDM”), containerization and app wrapping technology. EMM is premised on storing business data on an employee’s personally owned device. In order to secure business data on personal devices, EMM requires individual users to permit their employer access to and control over personally owned smartphones and tablet computers and therefore can create user concerns about loss of control and privacy of their devices. In contrast, ZixOne enables Android® or IOS® mobile devices to view remotely stored corporate email, calendar and contacts, and to interact with that data. ZixOne more effectively protects business email data by never allowing it to be stored on the device, where it might be subjected to exposure from theft or loss of the device. Moreover, ZixOne does not require employees to relinquish device control or personal privacy to their employer. We believe these differentiators to make ZixOne an attractive BYOD solution. Nevertheless, ZixCorp is new to the BYOD and mobile security space, whereas competitors have an established brand in the market with substantial financial and technical resources that exceed those we possess. We view our primary competitors as AirWatch/VMware, Citrix (with XenMobile), Good Technology, IBM/Fiberlink (with MaaS360), Microsoft (with ActiveSync), and MobileIron.

Regulatory Drivers

We have been successful in securing additional market penetration for Zix Email Encryption in our target vertical markets of healthcare, finance services and government due to regulations that address the need for email privacy and security.

The demand for email encryption in the healthcare sector, including business associates of healthcare providers, results principally from regulatory requirements under HIPPA and HITECH Act. The Privacy and Security rules under those acts provide severe penalties for violations, include strict breach notification requirements, and allow states to pursue HIPAA violations. In the financial services industry, financial institutions and their service providers are subject to the GLBA, which is enforced by the U.S. Federal Trade Commission (“FTC”). The FTC has issued guidance saying that businesses that transmit sensitive data by email should be sure to encrypt the data.

In choosing an email security provider, companies are influenced by the solutions chosen by their regulators. Our customers include all of the federal regulators who comprise the FFIEC as well as the state banking regulators in more than twenty states. Our service is also a recommended solution of the Conference of State Bank Supervisors, whose memebers regulate the more than 6,000 state-chartered banks in the U.S.

Additionally, state data breach laws and privacy regulations, along with highly publicized breaches, have enhanced security awareness in vertical markets outside of healthcare and financial services and have prompted affected organizations to consider adopting systems that ensure data security and privacy. Even where there are no specific regulations, businesses may require email protection to adhere to evolving industry best practices for protecting sensitive information.

Sales and Marketing

We sell our Zix Email Encryption, Zix DLP and ZixOne Services through a direct sales force that focuses on larger businesses and a telesales force that focuses on small to medium-sized accounts. We also use a network of resellers and other distribution partners, including other service providers seeking an email encryption offering in an original equipment manufacturing (“OEM”)-like relationship. New first year orders (“NFYOs”), defined as the twelve month value of orders received from new customers), derived from our value-added resellers, OEM and third party distribution channels for 2014 were 58% of the total new first year orders compared to 59% in 2013. Google, Inc. continues to be our largest third party reseller representing approximately 4% of NFYOs in 2014. We now have more than 200 value-added resellers and over 100 managed security service providers across the U.S.

Employees

We had 198 employees as of December 31, 2014. The majority of our employees are located in Dallas, Texas; we also have a sales office in Burlington, Massachusetts; and a smaller office located in Ottawa, Ontario, Canada.

Research and Development — Patents and Trademarks

We incurred research and development expenses of $9.1 million, $9.6 million, and $7.4 million for the twelve-month periods ended December 31, 2014, 2013, and 2012, respectively.

Over the course of 2014 we continued to make investments toward strengthening and expanding our service portfolio. In addition to delivery of more than 20 new features for ZixOne and major enhancements to ZixDLP quarantine management, notification and workflows, we upgraded our core encryption strength and multi-language capabilities in the ZixPort hosted environment. A new hosted infrastructure was designed and deployed to efficiently deliver a “cloud version” of our ZixGateway service to the small-medium business segment and content filtering options and complex policy configurations were added to the ZixGateway feature set. We also made significant advancements in online ordering and provisioning capabilities to better serve the needs of our OEM and Managed Service Provider customers.

The following are registered trademarks of ours and certain of our subsidiaries: “ZixCorp,” “ZixGateway,” “ZixDirectory,” ZixIt, “ZixPort,” and “PocketScript”.

Compliance with Environmental Regulations

We have not incurred, and do not expect to incur, any material expenditures or obligations related to environmental compliance issues.

Governmental Contracts

We have contracts with many local, state and federal agencies and regulators, which in aggregate contribute approximately six percent of our annual revenue.

Significant Customers

In each of 2014, 2013, and 2012, no single customer accounted for 10% or more of our total revenues. Our accounts receivable balance at December 31, 2012, included receivables from one customer comprising 12% of the net total. These receivables were paid to the Company in the first quarter 2013.

Backlog

Our backlog is comprised of contractual commitments that we expect to recognize as revenue in the future. Our backlog was $69.3 million at December 31, 2014, compared to $65.7 million at December 31, 2013.

As of December 31, 2014, our backlog is comprised of the following elements: $22.5 million of deferred revenue that has been billed and paid, $6.5 million billed but unpaid, and approximately $40.3 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 57% of our total backlog at December 31, 2014, is expected to be recognized as revenue during 2015.

Seasonality

Our business is not materially impacted by seasonality.

Geographic Information

Our operations are primarily based in the U.S., with approximately 5% of our employees located in Canada. Except for a United Kingdom based data center, we do not operate in, or have dependencies on, any other foreign countries. Our revenues and orders to-date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2014, were located in the U.S.

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

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This document contains “forward-looking statements” (including the discussion appearing under the caption “Liquidity Summary” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, recognition of revenues from backlog, cash receipts, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” and other similar expressions. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the “Item 1A Risk Factors” section.

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

Our business relies on securing new customer subscriptions and subscription renewals from existing customers.

A large portion of our revenue is derived from customer subscriptions, and in many cases existing customers have no contractual obligations to purchase beyond the initial subscription or contract period. We may not maintain historical subscription rates, and we may be unable to accurately predict our customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our products and technical support services, customer budgets and the pricing of our products compared with those offered by our competitors. If new subscriptions or subscription renewals decline, our revenue or revenue growth may decline, and our business may suffer.

Public key cryptography technology used in our businesses is subject to technology integrity risks that could reduce demand for our products and services and could negatively affect our business, financial condition and financial results.

Our business employs public key cryptography technology and other encryption technologies to encrypt and decrypt messages. The security afforded by encryption depends on the integrity of the private key, which is predicated on the assumption that it is very difficult to mathematically derive the private key from the related public key. Successful decryption of intercepted encrypted email, or public reports of successful decryption, whether or not true, could reduce demand for our products and services. If new methods or technologies, such as quantum computing, make it easier to derive the private key from the related public key, the security of encryption services using public key cryptography technology could be impaired and our products and services could become unmarketable. That could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise harm our business. Any of these events could reduce our revenues, increase our expenses and materially adversely affect our business, financial condition and financial results.

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

The markets in which we compete are characterized by rapid change and converging technologies and are very competitive. With rising demand for private and secure email communications, there is strong competition for email encryption products and services. Our Email Encryption and data loss prevention business competes with products and services offered by companies such as Microsoft, Barracuda Networks, Inc., McAfee, Inc., Proofpoint, and Sophos Inc. Our ZixOne business completes with products and services offered by companies such as AirWatch/VMWare, Citrix (with XenMobile), Good Technology, IBM/Fiberlink (with MaaS360), Microsoft (with ActiveSync), and MobileIron. Strong competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Some of our competitors bundle their competing products and services with products and services that we do not offer, which could make our offering less attractive by comparison. As a result of the bundling by these competitors, it can be difficult for our customers to compare the cost of our offerings with competing offerings. In some instances, competing products and services may seem to be offered by our competitors at little to no additional cost to the customer. In addition, our competitors may develop products and services that are perceived by customers as equivalent to, or having advantages over, our products and services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Barriers to entry are relatively low, and new ventures are often formed that create products competitive with our products. Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

We distribute an increasing percentage of our products and services by entering into alliances with third parties who can offer our products and services along with their own or our competitors’ products and services. Increased reliance on third parties to market and distribute our products and services exposes us to a variety of risks. For example, we have limited control over the sales cycles of third party distributors, which could increase the length of our sales cycle, cause our revenue to fluctuate unpredictably and make it difficult to accurately forecast our revenue. In addition, we may not succeed in developing or maintaining marketing alliances. Companies with which we have marketing alliances may in the future discontinue their relationships with us, form marketing alliances with our competitors, or develop and market their own products and services that compete with ours. If a significant distributor were to discontinue its relationship with us, we could experience an interruption in the distribution of our products and services and our revenues could decline. Our failure to develop, maintain and expand strategic distribution relationships could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

Much of the computer and communications hardware upon which our businesses depend is located in our data center facilities in Dallas and Austin, Texas and in the United Kingdom. Our data centers might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, cyber-attacks, earthquakes, terrorist attacks, hostilities or war or other events. Computer viruses, equipment failure, denial of service attacks, and similar disruptions affecting the internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Problems affecting our data center operations or the networks on which we rely could result in loss of revenues, increased expenses, failure to achieve market acceptance, diversion of resources, injury to our reputation, liability and increased costs. We do not carry sufficient insurance to compensate us for all losses that may occur as a result of any of these events. The occurrence of any of these events could materially adversely affect our business, financial condition and financial results.

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

The security of our networks and data centers is critical to our business and an actual or perceived breach of security through a cyber-attack or otherwise could cause us to lose customers and could negatively affect our business, financial condition and financial results.

We are dependent on our networks and data centers to provide our products and services. Due to the nature of the products and services we provide and the sensitive nature of the information we collect, process, store, use and transmit, we may face cyber-attacks that attempt to penetrate our networks and data centers. Our business depends on customers having and maintaining confidence that we provide effective network and security protection. To reduce the risk of a successful cyber-attack, we have implemented significant physical and logical security measures to detect, identify and mitigate threats as well as to monitor for and respond to potential breaches and incidents. Despite these security measures, our networks and data centers may remain vulnerable to cyber-attack. If a cyber-attack or other breach of security occurs, or is perceived to have occurred, in our internal systems or at our data centers and networks, it could cause negative publicity, interruption of our services, damage to our reputation, unauthorized disclosure of our customers’ confidential or proprietary information (including personally identifiable information), disclosure of our intellectual property, disclosure, modification or removal of our confidential or sensitive information, loss of customers, lost revenue and increased expense (including potentially indemnification or warranty costs), any of which could have a material adverse effect on our business, financial condition and financial results.

Our usage of personal information, and inadvertent exposure of confidential or personal information, could cause us to violate data privacy laws or lose customers and could negatively affect our business, financial condition and financial results.

We transmit large amounts of encrypted personally identifiable information about individuals, such as personal healthcare or financial information. Our processing and storage of these types of data incident to transmission is subject to confidentiality agreements with our clients and handling of this data is increasingly subject to regulation around the world. These regulations may result in conflicting requirements and may change over time. Changes in requirements under these regulations may be inconsistent with our existing data management practices. If so, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost an liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, any unauthorized disclosure of personal or other confidential information (including due to a cyber-attack) or other failure by us to comply with data privacy requirements could subject us to significant penalties, damages, remediation and other expenses, and damage to our reputation, any of which could have a material adverse effect on our business, financial condition and financial results

Problems with enforcing our intellectual property rights or using third party intellectual property could negatively affect our business, financial condition and financial results.

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

Like many other software companies, we use “open source” software in order to take advantage of common industry building blocks and to add functionality to our products quickly and inexpensively. Open source software license terms could adversely affect our intellectual property rights in our products that include open source software. Depending upon how the open source software is deployed, we could be required to offer products that use the open source software for no cost, or make available the source code for modifications or derivative works. Any of these obligations could have an adverse impact on our intellectual property rights and revenue from products incorporating the open source software. Using open source code could also cause us to inadvertently infringe third-party intellectual property rights or require us to publicly disclose proprietary information. We have processes and controls in place that are designed to address these risks and concerns, but we cannot be sure that all open source software is submitted for approval prior to use in our products nor that our process or controls will be sufficient to mitigate all risk in this regard.

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

Exports of software solutions and services using encryption technology such as ours are generally restricted by the U.S. government. Although we have obtained U.S. government approval to export our service to almost all countries, the list of countries to which we (and our distributors) cannot export our products and services could be expanded in the future. In addition, some countries impose restrictions on the importation and use of encryption solutions and services such as ours. The cost of compliance with U.S. and other export laws, or our failure to obtain governmental approvals to offer our products and services in non-U.S. markets, could affect our ability to sell our products and services and could impair our international expansion. We face a variety of other legal and compliance risks. If we or our distributors fail to comply with applicable law and regulations, we may become subject to penalties, fines or restrictions that could materially adversely affect our business, financial condition and financial results.

Exercises of options for our common stock would dilute the ownership interests of existing shareholders and could negatively affect the value of our securities.

We have a significant number of outstanding options held by our employees. The exercise of options, and the resulting issuance of additional shares of our common stock, would substantially dilute the ownership interests and voting rights of our current shareholders. Issuance or sales of those additional shares could cause our securities to decline in value.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We leased properties during 2014 that are considered significant to the operations of the business in the following locations: Burlington, Massachusetts; Ottawa, Ontario, Canada; the United Kingdom; and Dallas and Austin, Texas. Our Burlington employees perform sales and marketing activities. Our Ottawa employees perform both client services and sales support activities. The United Kingdom facility provides data center support for our European customers. The Dallas office is our headquarters, which includes research and development, marketing, sales and all general administrative services, and the ZixData Center. Our Austin location is used primarily for fail-over and business continuity services and is used to some extent to support normal ongoing operations. Our facilities are suitable for our current needs and are considered adequate to support expected near term growth.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for fiscal 2014 and 2013.

	2014		2013
Quarter Ended	High	Low	High	Low
March 31	$4.94	$3.88	$3.90	$2.84
June 30	$4.27	$3.10	$4.32	$3.37
September 30	$4.08	$2.90	$5.03	$4.09
December 31	$3.83	$3.03	$4.97	$3.90

At March 9, 2015, there were 56,984,827 shares of common stock outstanding held by 418 stockholders of record. On that date, the last reported sales price of the common stock was $4.06.

We have not paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

For information regarding options and stock-based compensation awards outstanding and available for future grants, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2014, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2009, in our common stock and in each of the two indices and assumes reinvestment of dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock performance. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$50,347	$48,138	$43,356	$38,145	$33,066
Cost of revenue	8,324	7,614	7,609	7,211	6,468

Gross margin	42,023	40,524	35,747	30,934	26,598
Research and development expenses	9,051	9,563	7,419	5,229	5,089
Selling, general and administrative expenses	26,222	21,646	19,385	15,128	16,363
Income tax expense (benefit) to continuing operations(1)	2,830	(1,006)	(1,949)	(11,889)	(35,500)
Income from continuing operations	4,103	10,453	11,003	22,554	40,720
Basic income per common share from continuing operations	$0.07	$0.17	$0.18	$0.34	$0.63
Diluted income per common share from continuing operations	$0.07	$0.17	$0.17	$0.34	$0.61
Shares used in computing basic income per common share	57,949	61,139	62,211	65,439	64,401
Shares used in computing diluted income per common share	58,967	62,527	62,875	67,262	66,742
Statements of Cash Flows Data:
Net cash flows provided by (used for):
Operating activities	$13,317	$13,298	$12,533	$13,219	$7,190
Investing activities	(3,402)	(1,593)	(1,533)	(1,471)	(1,467)
Financing activities	(15,748)	(7,175)	(8,692)	(15,687)	5,609
Balance Sheet Data:
Cash, Cash Equivalents and Marketable Securities	$21,685	$27,518	$22,988	$20,680	$24,619
Working capital(2)	2,249	12,127	6,626	5,497	9,822
Total assets	83,724	90,702	82,849	77,552	66,852
Debt obligations	—	—	—	—	186
Stockholders’ equity	56,270	66,234	61,245	57,757	46,887

Operations Data in the preceding table excludes all activity of the discontinued operations.

(1)	The $1.0 million, $1.9 million, $11.9 million and $35.5 million tax benefits in 2013, 2012, 2011 and 2010 resulted from the release of a portion of our deferred tax asset valuation allowance. Based on analysis of both projected and current earnings excluding discontinued operations, we have estimated these tax assets as likely to be utilized prior to expiration. See “Income Taxes” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Working capital includes deferred revenue totaling $21.6 million, $19.1 million, $17.5 million, $16.6 million, and $15.3 million as of December 31, 2014, 2013, 2012, 2011 and 2010 respectively.

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

Overview

We are a leader in providing secure email encryption in a SaaS model. We provide email encryption, DLP and BYOD solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, finance, and government sectors. A core competency is our ability to deliver this complex service offering with a high level of availability, reliability, integrity and security.

Our 2014 results included record revenues and the continued introduction of two new service offerings, ZixDLP and ZixOne. We attribute our success to on going efforts to build a solid and predictable business based on our successful recurring revenue subscription business model. For 2014 we continued to benefit from growing concerns for data security and integrity issues which continue to make headline news as well as the growing acceptance of cloud-based offerings along with the growing need for regulatory compliance.

For 2014, we reported revenue of $50.3 million, an increase of $2.2 million over the prior year, driven principally by continued growth in our Email Encryption business. The Company’s operating income for 2014 was $6.8 million, a decrease of $2.6 million over the prior year, resulting from increases in selling and marketing expenses.

For the year ended December 31, 2014, our gross profit of $42.0 million increased 4% compared to 2013. This increase was primarily driven by increased revenue. Our 2014 operating income of $6.8 million decreased $2.6 million over the prior year, as the gross profit increase was offset by increased selling and marketing investments.

Our $4.1 million net income in 2014 reflected an increase in tax expense of $3.8 million compared to 2013. Our $10.5 million net income in 2013 reflected a decrease to our valuation allowance of $4.1 million, of which $2.7 million was due to operations and offset current tax expense. The remaining $1.4 million was due to a partial reversal of the remaining valuation allowance and recorded as a tax benefit.

Other Financial Highlights

•	Backlog was $69.3 million at the end of 2014, compared with $65.7 million at the end of 2013

•	Total orders for 2014 were $55.4 million, a decrease of 2% from the 2013 total orders of $56.6 million

•	Our deferred revenue at the end of 2014 was $22.5 million, compared with $20.4 million at the end of 2013

•	We generated cash flows from operations of $13.3 million during fiscal 2014. Our cash and cash equivalents were $21.7 million at the end of 2014, compared with $27.5 million at the end of 2013.

•	Our shared, cloud-based ZixDirectory now has approximately 45 million members including some of the most respected institutions in the country.

Our services are sold on a subscription basis with contract terms generally ranging from one to five years. We provide a financial incentive to our customers and sales force to contract for three to five years. Historically, most of our customers contract for three year terms, except for our large partner (i.e., “OEM”) orders which are one year terms. At the end of the contract term we attempt to renew the subscription, again attempting to secure a three to five year term. Our customers pay us annually at the start of the subscription term and each succeeding year on the anniversary of the commencement of the service. We recognize revenue ratably on a monthly basis over the term of the subscription once service commences.

We attempt to grow the business by signing new customers to subscription services and/or selling new or higher volume services to existing customers (i.e., “upsell”) while retaining existing customers through renewal of their services.

Our total orders consist of orders from new customers, upsell to existing customers, plus renewal orders. Total orders may vary from quarter to quarter due to the timing of renewal orders which will fluctuate in amount due to timing and length of expiring subscription terms. Similarly, total new orders and upsell orders will fluctuate in amount due to term length.

To better understand new orders, management tracks the first year value of new orders as well as the total order value for the subscription term because total order value will exceed the first year value on multi-year orders. By segregating the first year value of new orders, we eliminate the fluctuation in total order amount caused by the dollar impact of multi-year contracts. We refer to this metric as New First Year Orders (“NFYOs”).

Our backlog consists of the total order value of contracted business that has not yet been recognized into revenue. Backlog is calculated by adding to the existing contracted order value the total value of all orders booked in the period (e.g., quarterly) less the value of revenue recognized for that period. Although orders are non-cancellable, occasionally we adjust backlog for customer bankruptcy or change of term, but these instances are rare and do not materially impact the backlog amount. The backlog will grow if the value of total orders added in a period exceeds the value of revenue recognized in that period. Conversely, the backlog amount will decline if revenue recognized exceeds the total order value added for the period. Although rare, a decline in backlog may result from fluctuations in total orders caused by timing of renewal orders described above.

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

Our revenue growth is dependent on our ability to sell subscription services to new customers, upsell new services or increase volume with existing customers and retain existing customers by renewing their subscription services. Generally, if annual NFYOs exceed the annual value of cancelled subscriptions, revenue should grow. However, revenue growth may fluctuate due to timing of deployment of new services and subscription cancellations. For example, a new order reported in NFYOs in one quarter may not be deployed to the customer until the following quarter and therefore delay commencement of revenue recognition. Similarly, a cancellation of a contract with an expiration in the first month of a quarter will have a higher negative impact on revenue in the quarter than a contract of the same amount with an expiration in the last month of a quarter. The impact of these quarter to quarter fluctuations tends to diminish over annual periods making year over year quarterly revenue comparisons more indicative of revenue growth than sequential quarterly revenue comparisons.

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

Revenue

Revenue increased by 5% in 2014 compared with 2013. Our revenue growth was driven by our successful subscription model that continues to yield steady additions to the subscriber base coupled with a high rate of renewing existing customers. Revenue growth in 2014 was slowed due to lower orders from our largest OEM partner, Google. Google email encryption orders were interrupted during their transition from Google Message Encryption to a new platform, Google Apps Message Encryption which began in 2013 and was not completed until October of 2014. Due to our subscription model, where we defer and spread revenue ratably over the term on of the contract (OEM contracts are 1-year terms), most of the negative revenue impact from the order interruption was felt in 2014. With the completion of the transition in October of 2014, we expect to see Google order volume begin to increase in 2015 and related revenue begin to improve in the second half of 2015 and into 2016.

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

Our Email Encryption, DLP, and BYOD email services are subscription-based. Providing these services includes delivering subscribed-for software and providing secure electronic communications and customer support throughout the subscription period. Our subscribers generally execute multiple-year contracts that are irrevocable and non-refundable in nature and require annual, up-front payments. Subscription fees received from customers are initially recorded as deferred revenue and then recognized as revenue ratably over the subscription period. We do not offer stand alone services. Further, any hardware provided as an incidental part of our services primarily includes manufacturer provided warranty provisions. We recorded no warranty expense in any of the presented periods.

Income Taxes

Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2014, we provided a valuation allowance against a significant portion, $46.0 million, of our accumulated U.S. deferred tax assets. This significant valuation allowance reflects our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $51.7 million, and consists of $43.5 million for federal net operating loss carryforwards, $5.2 million relating to temporary timing differences between U.S. generally accepted accounting principles (“GAAP”) and tax-related expense, $1.9 million relating to U.S. state income tax credits, and $1.1 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

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

Goodwill was $2.2 million, or 3% and 2% of total assets for the years ended December 31, 2014 and 2013, respectively.

Our goodwill is not being amortized, but we do evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. We have evaluated our goodwill and determined no impairment adjustment is required.

Stock-based Compensation

Our share-based awards include stock options, restricted stock, restricted stock units (“RSU’s”). We have non-qualified stock options outstanding to employees, directors, and third parties under various stock option plans. The plans require the exercise price of options granted under these plans to equal or exceed the fair market value of the Company’s common stock on the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Employee stock options typically vest pro-rata and quarterly over three or four years. Restricted stock is issued to the employee at grant but is subject to transfer restrictions. Stock is issued in exchange for RSUs when vesting conditions are met. The transfer restrictions and vesting conditions may be time- or performance-based. Restricted stock and RSUs typically vest pro-rata annually over three or four years. We use the straight-line amortization method for recognizing stock option compensation costs. The weighted average grant-date fair value of awards of restricted stock, and RSU’s is based on quoted market price of the Company’s common stock on the date of grant. Option grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements.

Full Year 2014 Summary of Operations

Financial

•	Revenue for 2014 was $50.3 million compared with $48.1 million in 2013 and $43.4 million in 2012.

•	Gross margin for 2014 was $42.0 million or 83% of revenues compared to $40.5 million or 84% of revenues in 2013 and $35.7 million or 82% of revenues in 2012.

•	Net income for the year 2014 was $4.1 million compared with net income of $10.5 million in 2013 and net income of $11.0 million in 2012. Net income for 2014 included a tax expense of $2.8 million. In contrast, net income for 2013 included a decrease to our tax valuation allowance of $4.1 million. The 2012 decrease to our tax valuation allowance was $5.2 million. These decreases to the valuation allowance in 2013 and 2012 were recorded as benefits to the income statement.

•	Unrestricted cash was $21.7 million on December 31, 2014.

Results of Operations

Revenue

The following table sets forth a year-over-year comparison of our total revenues:

	Year Ended December 31,			Variance 2014 vs. 2013		Variance 2013 vs. 2012
(In thousands)	2014	2013	2012	$	%	$	%
Revenues	$50,347	$48,138	$43,356	$2,209	5%	$4,782	11%

Our growth model seeks to continually add new users to the subscriber base, while at the same time retaining a high percentage of existing subscribers whose subscriptions are up for renewal. Across all periods presented, revenue increases were driven primarily by our three core vertical sales markets: healthcare, finance and government and other non-core markets. Additionally, sales continued from a wide base of distributors – new first year orders derived from our value-added resellers, OEM and other third party distribution channels for 2014 was 58% of the total NFYOs compared to 59% in 2013 and 63% in 2012. We measure additions to the subscriber base by NFYOs, which is defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. NFYOs are summarized in the table below:

	Year Ended December 31,
(In thousands)	2014	2013	2012
New first year order value	$8,489	$9,020	$8,993

Our go-to-market selling strategy promotes multiple-year subscription contracts with the fees paid annually at the inception of each year of service. As a result, a high percentage of customers subscribe for a three-year term versus a one-year term. We expect this preference for a longer contract term by a high percentage of our customers to continue in 2015, as we have priced our services in a manner that encourages these longer-term contracts.

Our list pricing has remained generally consistent during the periods shown above. We have continued to experience some market pricing pressure resulting in additional discount percentages off our list price during this period. There are no assurances that potential increased competition in this market or other factors will not result in future price erosion. Price erosion, should it occur, could have a dampening effect on order growth and the revenue derived from our new orders.

Revenue Outlook:

We expect continued growth in our core Email Encryption offering and in our new products, along with increased sales from our indirect OEM distribution and value-added reseller channels to increase our NFYOs in 2015 and increase our year-over-year revenue.

Backlog and Orders

Backlog — Our backlog was $69.3 million at December 31, 2014 compared to $65.7 million at December 31, 2013. The backlog is comprised of contractual commitments that we expect to amortize into revenue. As of December 31, 2014, the backlog was comprised of the following elements: $22.5 million of deferred revenue that has been billed and paid, $6.5 million billed but unpaid, and approximately $40.3 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 57% of the total backlog is expected to be recognized as revenue during the next twelve months.

Orders — Total orders in 2014 were $55.4 million compared with $56.6 million in 2013. Total orders are comprised of contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service.

Cost of Revenue

The following table sets forth a year-over-year comparison of the cost of revenue.

	Year Ended December 31,			Variance 2014 vs. 2013		Variance 2013 vs. 2012
(In thousands)	2014	2013	2012	$	%	$	%
Cost of revenue	$8,324	$7,614	$7,609	$710	9%	$5	0%

Cost of revenue is comprised of expenses related to operating and maintaining the ZixData Center, a deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The 9% increase in 2014 compared to 2013 resulted primarily from increases in average headcount and depreciation expense relating to investments in ZixOne networking infrastructure. In 2014, we increased customer support and deployment resources to support growth in the number of reseller and managed service provider channel partners, and support of our new products, ZixOne and ZixDLP.

Cost of revenue for 2013 was flat compared to 2012 as increases in depreciation expense and higher salaries and other employment related expenses for existing staff were offset by lower cost of bandwidth and lower software license fees.

Research and Development Expenses

The following table sets forth a year-over-year comparison of our research and development expenses:

	Year Ended December 31,			Variance 2014 vs. 2013		Variance 2013 vs. 2012
(In thousands)	2014	2013	2012	$	%	$	%
Research and development expenses	$9,051	$9,563	$7,419	($512)	(5%)	$2,144	29%

Research and development expenses consist primarily of salary, benefits and stock-based compensation for our development staff, and other costs associated with improving our existing products and services and developing new products and services.

The 5% decrease in expense in 2014 compared to 2013 reflected in the table above resulted primarily from reduction in contractor headcount, partially offset by increases related to hiring research and development personnel.

The 29% increase in expenses in 2013 compared to 2012 resulted primarily from the full year cost impact in 2013 of headcount increases made primarily in the second half of 2012. These headcount related primarily to new product development.

Selling and Marketing Expenses

The following table sets forth a year-over-year comparison of our selling and marketing expenses:

	Year Ended December 31,			Variance 2014 vs. 2013		Variance 2013 vs. 2012
(In thousands)	2014	2013	2012	$	%	$	%
Selling and marketing expenses	$18,284	$13,416	$10,984	$4,868	36%	$2,432	22%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising.

The $4.9 million increase in 2014 compared to 2013 resulted primarily from increases in average headcount and advertising and promotional expense. The increase was split approximately evenly between increases in sales average headcount and in advertising/ promotional expense.

The $2.4 million increase in 2013 compared to 2012 resulted primarily from increases in average headcount including salaries and benefits and travel ($2.0 million). The remaining year over year variance ($0.4 million) resulted primarily from increases in advertising expenses.

General and Administrative Expenses

The following table sets forth a year-over-year comparison of our general and administrative expenses:

	Year Ended December 31,			Variance 2014 vs. 2013		Variance 2013 vs. 2012
(In thousands)	2014	2013	2012	$	%	$	%
General and administrative expenses	$7,938	$8,230	$8,401	$(292)	(4%)	$(171)	(2%)

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities and corporate governance.

The $0.3 million decrease from 2013 to 2014 resulted primarily from lower outside legal counsel fees associated with litigation partially offset by higher average headcount costs.

For 2013 compared to 2012, general and administrative costs decreased by 2%. This decrease resulted from lower outside legal counsel fees associated with litigation, lower sales tax expense, and lower utility expense resulting from lower electrical usage partially offset by higher stock based compensation expense, salary expense resulting from increased average headcount and other miscellaneous increases.

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

Our Company incurred a tax expense of $2.8 million for 2014. This contrasts to an income tax benefit for 2013, and 2012 of $1.0 million, and $1.9 million, respectively. For all years presented, tax expense represented refundable U.S. Alternative Minimum Tax, U.S. research and development credits, non-U.S. taxes payable related to the operations of the Company’s Canadian subsidiary established in late 2002, and state income taxes. For 2013 and 2012, tax benefit also included reversals of a portion of the Company’s historical valuation allowance.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider available evidence, including past earnings, estimates of future taxable income, and the feasibility of tax planning strategies. At December 31, 2014, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The portion of the Company’s deferred tax asset not reserved was $51.7 million. The majority of this unreserved portion related to $43.5 million U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.2 million relating to temporary timing differences between GAAP and tax-related expense, $1.9 million relating to U.S. state tax income credits, and $1.1 million related to Alternative Minimum Tax credits.

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

Net Income

Net Income – The Company generated net income of $4.1 million in 2014 compared to $10.5 million in 2013 and $11 million in 2012. The net income in 2013 included a decrease to our tax valuation allowance of $4.1 million, of which $2.7 million was due to 2013 operations and offset current tax expense. The remaining $1.4 million was due to a partial reversal of the remaining tax valuation allowance and recorded as a tax benefit. The decrease in the deferred tax valuation allowance in 2012 of $5.2 million included $2.9 million due to 2012 operations and offset current tax expense. The remaining $2.3 million was due to partial reversal of the remaining tax valuation allowance and was recorded as a tax benefit.

Liquidity and Capital Resources

Overview

Based on our 2014 financial results and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At December 31, 2014, our cash and cash equivalents totaled $21.7 million and we had no debt.

For the year ended December 31, 2014, we achieved 5% growth in revenue, 83% gross margin and strong cash collections. We expect these trends to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.

Sources and Uses of Cash

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net cash provided by operations	$13,317	$13,298	$12,533
Net cash used in investing activities	$(3,402)	$(1,593)	$(1,533)
Net cash used in financing activities	$(15,748)	$(7,175)	$(8,692)

Our primary source of liquidity from operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the management of the timing of payments to our vendors and service providers.

Our 2014 investing activities consist of $1.9 million in computer and networking equipment purchases and $1.5 million in furniture and leasehold improvements associated with the lease renewal for our Dallas headquarters in 2013. Cash used in our investing activities in 2013 related to purchases of various computing equipment primarily to satisfy customer contracts. Approximately 30% of these capital purchases were for computer servers, which are required to deliver our services.

Cash used in financing activities in 2014 included $16.2 million used to repurchase our common stock and $257 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards offset by $748 thousand received from the exercise of stock options. Cash used in financing activities in 2013 included $8.8 million used to repurchase our common stock, offset by $1.7 million received from the exercise of stock options.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore the extent of future cash inflow and related dilution from additional option activity is not certain. The following table summarizes the options that were outstanding as of December 31, 2014. The vested options are a subset of the outstanding options. The value of the options is the number of options exercisable into shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	400,553	$585	400,553	$585
$2.00 - $3.49	1,806,648	4,938	1,451,870	3,979
$3.50 - $4.99	2,283,308	9,856	2,283,308	9,856

Total	4,490,509	$15,379	4,135,731	$14,420

Liquidity Summary

Based on our current 2014 budget plans, we believe we have adequate resources and liquidity to sustain operations for at least the next twelve months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Contingent Liabilities and Commitments

We have total contractual obligations over the next year of $1.4 million and $3.7 million over the next three years primarily consisting of various operating office lease agreements. The term of the lease of our headquarter facility in Dallas was extended to 2024.

A summary of our fixed contractual obligations and commitments at December 31, 2014, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$10,873	$1,433	$2,236	$2,044	$5,160

We have severance agreements with certain employees which would require us to pay up to approximately $3.5 million if all such employees separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

New Accounting Standards

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we face exposure to material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $21.7 million and $27.5 million at December 31, 2014 and 2013, respectively. We held no marketable securities as of December 31, 2014 and 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2014, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zix Corporation

We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 11, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 11, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 is incorporated by reference from our Proxy Statement related to the 2015 Annual Meeting of Stockholders under the sections “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee.”

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

Item 11. Executive Compensation

The information required by this Item 11, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from our Proxy Statement related to the 2015 Annual Meeting of Stockholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our Proxy Statement related to the 2015 Annual Meeting of Stockholders under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our Proxy Statement related to the 2015 Annual Meeting of Stockholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our Proxy Statement related to the 2015 Annual Meeting of Stockholders under the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS.”

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

(a)(3) Exhibits

Exhibit Number		Description

3.1	—	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of Zix Corporation dated March 12, 2014. Filed as Exhibit 3.2 to Zix Corporation’s Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.1†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.2†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.3†	—	Zix Corporation 2001 Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.6 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.4†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.5 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.5†	—	Zix Corporation’s 2003 New Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.4 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.6†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.3 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.7†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.8†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.9†	—	Zix Corporation 2006 Directors’ Stock Option Plan (Amended and Restated as of June 7, 2007) Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.10†	—	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.2 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.11†	—	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.12†	—	Form of Stock Option Agreement (with “acceleration event” provision) for Zix Corporation Stock Option Plans and applicable to option agreements held by the Company’s chief executive officer and direct reports. Filed as Exhibit 10.17 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.13	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit Number		Description

10.14	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.15†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.16†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.

10.17†	—	Form of Zix Corporation Employee Stock Option Agreement. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.

10.18†	—	Form of Director Indemnification Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 20, 2010, and incorporated herein by reference.

10.19†	—	Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, and incorporated herein by reference.

10.20†	—	Zix Corporation 2012 Incentive Plan. Filed as Appendix A of Schedule 14A on April 27, 2012, and incorporated herein by reference.

10.21†	—	Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, and incorporated herein by reference.

10.22	—	Shareholder’s Agreement dated December 28, 2012, among Zix Corporation, and Rockall Emerging Markets Master Fund Limited, Meldrum Asset Management, LLC, Fulvio Dobrich, Con Egan, Conor O’Driscoll, Michael E. Dailey, and Mark J. Bonney. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 31, 2012, and incorporated herein by reference.

21.1	—	Subsidiaries of Zix Corporation. Filed as Exhibit 21.1 to Zix Corporation’s Annual Report on Form 10-K dated December 31, 2009, and incorporated herein by reference.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

31.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of Richard D. Spurr and Michael W. English, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	—

101. INS (XBRL Instance Document)

101. SCH (XBRL Taxonomy Extension Schema Document)

101. CAL (XBRL Calculation Linkbase Document)

101. LAB (XBRL Taxonomy Label Linkbase Document)

101. DEF (XBRL Taxonomy Linkbase Document)

101. PRE (XBRL Taxonomy Presentation Linkbase Document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 11, 2015.

ZIX CORPORATION

By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2015.

Signature	Title

/s/ RICHARD D. SPURR	Chief Executive Officer, President and Director (Principal Executive Officer)
(Richard D. Spurr)

/s/ MICHAEL W. ENGLISH	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
(Michael W. English)

/s/ MARK J. BONNEY	Director
(Mark J. Bonney)

/s/ MICHAEL E. DAILEY	Director
(Michael E. Dailey)

/s/ TAHER A. ELGAMAL	Director
(Taher A. Elgamal)

/s/ ROBERT C. HAUSMANN	Chairman, Director
(Robert C. Hausmann)

/s/ MARIBESS L. MILLER	Director
(Maribess L. Miller)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zix Corporation

We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries ( the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2015 expressed an unqualified opinion.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 11, 2015

ZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)
	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$21,685	$27,518
Receivables, net	1,452	2,324
Prepaid and other current assets	2,372	2,038
Deferred tax assets	1,763	1,814

Total current assets	27,272	33,694
Property and equipment, net	4,399	2,608
Goodwill	2,161	2,161
Deferred tax assets	49,892	52,239

Total assets	$83,724	$90,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$506	$495
Accrued expenses	2,930	1,992
Deferred revenue	21,587	19,080

Total current liabilities	25,023	21,567
Long-term liabilities:
Deferred revenue	898	1,278
Deferred rent	1,533	1,623

Total long-term liabilities	2,431	2,901

Total liabilities	27,454	24,468

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 75,017,775 issued and 56,980,789 outstanding in 2014 and 74,417,946 issued and 60,513,287 outstanding in 2013	741	737
Additional paid-in capital	361,579	359,154
Treasury stock, at cost; 18,036,986 common shares in 2014 and 13,904,659 common shares in 2013	(66,882)	(50,386)
Accumulated deficit	(239,168)	(243,271)

Total stockholders’ equity	56,270	66,234

Total liabilities and stockholders’ equity	$83,724	$90,702

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2014	2013	2012
Revenues	$50,347	$48,138	$43,356
Cost of revenue	8,324	7,614	7,609

Gross margin	42,023	40,524	35,747
Research and development expenses	9,051	9,563	7,419
Selling, general and administrative expenses	26,222	21,646	19,385

Operating income	6,750	9,315	8,943
Other income (expense):
Investment and other income	183	132	112
Interest expense	—	—	(1)

Total other income	183	132	111

Income before income taxes	6,933	9,447	9,054
Income tax (expense) benefit	(2,830)	1,006	1,949

Net income	$4,103	$10,453	$11,003

Basic income per common share	$0.07	$0.17	$0.18

Diluted income per common share	$0.07	$0.17	$0.17

Weighted average shares outstanding
Basic common shares outstanding	57,948,864	61,139,035	62,211,228

Diluted common shares outstanding	58,966,625	62,526,507	62,875,347

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance, December 31, 2011	72,639,465	$726	$354,265	$(32,506)	$(264,728)	57,757
Issuance of common stock upon exercise of stock options	174,968	2	306	—	—	308
Issuance of restricted common stock	351,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,166	—	—	1,166
Non-employee stock-based compensation	—	—	10	—	—	10
Treasury repurchase program	—	—	—	(9,000)	—	(9,000)
Net income	—	—	—	—	11,003	11,003

Balance, December 31, 2012	73,165,433	728	355,747	(41,506)	(253,724)	61,245
Issuance of common stock upon exercise of stock options	839,263	9	1,696	—	—	1,705
Issuance of common stock upon vesting of restricted stock units	28,250	—	—	—	—	—
Issuance of restricted common stock	385,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,711	(120)	—	1,591
Treasury repurchase program	—	—	—	(8,760)	—	(8,760)
Net income	—	—	—	—	10,453	10,453

Balance, December 31, 2013	74,417,946	737	359,154	(50,386)	(243,271)	66,234
Issuance of common stock upon exercise of stock options	407,829	4	744	—	—	748
Issuance of common stock upon vesting of restricted stock units	52,000	—	—	—	—	—
Issuance of restricted common stock	140,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,681	(257)	—	1,424
Treasury repurchase program	—	—	—	(16,239)	—	(16,239)
Net income	—	—	—	—	4,103	4,103

Balance, December 31, 2014	75,017,775	$741	$361,579	$(66,882)	$(239,168)	$56,270

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2014	2013	2012
Operating activities:
Net income	$4,103	$10,453	$11,003
Non-cash items in net income:
Depreciation and amortization	1,623	1,466	1,343
Employee stock-based compensation expense	1,681	1,711	1,166
Non-employee stock-based compensation	—	—	10
Changes in deferred taxes	2,398	(1,401)	(2,295)
Changes in operating assets and liabilities:
Receivables	872	(1,357)	(263)
Prepaid and other assets	(334)	(341)	(275)
Accounts payable	(1)	(103)	140
Deferred revenue	2,127	1,986	1,009
Accrued and other liabilities	848	884	695

Net cash provided by operating activities	13,317	13,298	12,533
Investing activities:
Purchases of property and equipment	(3,402)	(1,593)	(1,533)

Net cash used in investing activities	(3,402)	(1,593)	(1,533)
Financing activities:
Proceeds from exercise of stock options	748	1,705	308
Treasury stock	(16,496)	(8,880)	(9,000)

Net cash used in financing activities	(15,748)	(7,175)	(8,692)

Increase (decrease) in cash and cash equivalents	(5,833)	4,530	2,308
Cash and cash equivalents, beginning of year	27,518	22,988	20,680

Cash and cash equivalents, end of year	$21,685	$27,518	$22,988

See notes to consolidated financial statements.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) provides email encryption, data loss prevention (“DLP”) and Bring-Your-Own-Device (“BYOD”) solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, financial services, and government sectors.

2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements include the accounts of all our wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Our significant estimates include primarily those required in the valuation or impairment analysis of goodwill, property and equipment, revenue recognition, allowances for doubtful accounts, stock-based compensation, litigation accruals, valuation allowances for deferred tax assets and tax accruals. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

Cash Equivalents — Cash investments with maturities of three months or less when purchased are considered cash equivalents.

Fair Value of Financial Instruments —The Company does not measure the fair value of any financial instrument other than cash equivalents, options, and other equity awards. The carrying values of other financial instruments (receivables and accounts payable) are not recorded at fair value but approximate fair values primarily due to their short-term nature. The carrying values of other current assets and accrued expenses are also not recorded at fair value, but approximate fair values primarily due to their short-term nature.

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

Goodwill was $2.2 million, or 3% and 2% of total assets for the years ended December 31, 2014 and 2013, respectively.

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

Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2014, we provided a valuation allowance against a significant portion, $46.0 million, of our accumulated U.S. deferred tax assets, reflecting our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $51.7 million, and consists of $43.5 million for federal net operating loss carryforwards, $5.2 million relating to temporary timing differences between GAAP and tax-related expense, $1.9 million relating to U.S. state income tax credits and $1.1 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. For 2014 and 2013 we had no leases that qualified as capital leases. Lease renewal options which we are “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.

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

Advertising Expense — Advertising costs are expensed as incurred. Our operations include advertising expense of $2.9 million, $959 thousand, and $538 thousand in 2014, 2013, and 2012, respectively.

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

3. Stock Options and Stock-based Employee Compensation

Below is a summary of common stock options outstanding at December 31, 2014:

	Authorized Shares	Options Outstanding	Options Vested	Available for Grant
Employee and Director Stock Option Plans:
1995 Long-term Incentive Plan	1,825,000	350,000	350,000	—
2001 Stock Option Plan	2,525,000	428,296	428,296	—
2001 Employee Stock Option Plan	300,000	12,860	12,860	—
2003 New Employee Stock Option Plan	500,000	12,000	12,000	—
2004 Stock Option Plan	5,000,000	2,706,353	2,665,514	—
2004 Director’s Stock Option Plan	300,000	65,000	65,000	—
2006 Director’s Stock Option Plan	1,100,000	255,500	255,500	—
2012 Incentive Plan	2,700,000	660,500	346,561	839,404

Total	14,250,000	4,490,509	4,135,731	839,404

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

Other Stock Option Agreements:

From time to time we may grant stock options to consultants, contractors and other third parties for services provided to the Company. These options are expensed based on their fair values as calculated by using the Black-Scholes Option Pricing Model (“BSOPM”). At December 31, 2014, options outstanding to non-employees were 25,000, which were granted from our stock option plans.

Accounting Treatment

We use the straight-line amortization method for recognizing stock option compensation costs. Our share-based awards include stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance units (“PUs”).

For the twelve months ended December 31, 2014, 2013, and 2012, respectively, the total stock-based compensation expense resulting from stock options, RSAs, RSUs, and PUs was recorded to the following line items of our consolidated statement of income:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cost of revenue	$180	$172	$136
Research and development expenses	237	212	142
Selling, general and administrative expenses	1,264	1,327	888

Stock-based compensation expense	$1,681	$1,711	$1,166

As of December 31, 2014, there was $2.5 million of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.5 years.

We used the BSOPM to determine the fair value of option grants made during 2013 and 2012. No options were granted in 2014. On January 1, 2006, we elected to use the “simplified” method to calculate the estimated life of options granted to employees. The Company continued to use the “simplified” method for all options granted through 2013. The Company has elected to use the “historical” method to calculate the estimated life of any options that may be granted in the future. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options.

The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	—	1.05%	0.92%
Expected option life (years)	—	5.8	6.0
Expected stock price volatility	—	69%	74%
Expected dividend yield	—	—	—
Fair value of options granted	—	$1.99	$1.72

The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company. The weighted average grant-date fair value of awards of restricted stock and RSU’s is based on quoted market price of the Company’s common stock on the date of grant.

Stock Option Activity

There were 407,829 stock options exercised for the twelve months ended December 31, 2014. As a result of these stock option exercises, there was $99 thousand in excess tax benefits recorded in 2014. For the comparative period in 2013, there were 839,263 stock option exercises. A deferred tax asset totaling $236 thousand and $321 thousand resulting from stock-based compensation expenses was recorded for the twelve months ended December 31, 2014 and 2013, respectively.

The following is a summary of all stock option transactions for the three years ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at January 1, 2012	7,147,450	$4.48
Granted at market price	1,099,000	$2.69
Cancelled or expired	(386,706)	$4.69
Exercised	(174,968)	$1.76

Outstanding at December 31, 2012	7,684,776	$4.28
Granted at market price	150,000	$3.27
Cancelled or expired	(247,139)	$5.15
Exercised	(839,263)	$2.03

Outstanding at December 31, 2013	6,748,374	$4.50
Granted at market price	—	—
Cancelled or expired	(1,850,036)	$7.71
Exercised	(407,829)	$1.83

Outstanding at December 31, 2014	4,490,509	$3.42	3.96

Options exercisable at December 31, 2014	4,135,731	$3.49	3.67

At December 31, 2014, we had 2,207,201 options outstanding and 1,852,423 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $2.4 million and $2.1 million, respectively. At December 31, 2013, we had 4,110,030 options outstanding and 3,270,154 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $6.6 million and $5.2 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013, was $716 thousand and $1.9 million, respectively.

Summarized information about stock options outstanding at December 31, 2014, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 - $1.99	400,553	2.64	$1.46	400,553	$1.46
$2.00 - $3.49	1,806,648	5.57	$2.73	1,451,870	$2.74
$3.50 - $4.99	2,283,308	2.92	$4.32	2,283,308	$4.32

	4,490,509	3.96	$3.42	4,135,731	$3.49

There were 5,908,498 and 6,412,505 exercisable options at December 31, 2013 and 2012, respectively.

Restricted Stock Activity

The following is a summary of all restricted stock activity during the three years ended December 31, 2014:

	Restricted Shares	Weighted Average Fair Value
Outstanding at January 1, 2012	—	—
Granted at market price	351,000	$2.49
Vested	—	—
Cancelled	—	—

Unvested restricted stock at December 31, 2012	351,000	$2.49
Granted at market price	385,000	$3.45
Vested	(87,750)	$2.49
Cancelled	—	—

Unvested restricted stock at December 31, 2013	648,250	$3.06
Granted at market price	140,000	$4.66
Vested	(184,000)	$2.99
Cancelled	—	—

Unvested restricted stock at December 31, 2014	604,250	$3.45

As a result of these vesting RSA’s a $69 thousand in excess tax benefits recorded in 2014. A deferred tax asset totaling $227 thousand resulting from stock-based compensation expenses was also recorded for the twelve month period.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three years ended December 31, 2014:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at January 1, 2012	—	—
Granted at market price	113,000	$2.49
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at December 31, 2012	113,000	$2.49
Granted at market price	95,000	$3.45
Vested	(28,250)	$2.49
Cancelled	—	—

Unvested restricted stock units at December 31, 2013	179,750	$3.00
Granted at market price	55,000	$4.66
Vested	(52,000)	$2.93
Cancelled	—	—

Unvested restricted stock units at December 31, 2014	182,750	$3.52

Performance Unit Activity

The following is a summary of all PU activity during the twelve month period ended December 31, 2014:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at January 1, 2014	—	—
Granted at market price	100,000	$4.66
Vested	—	—
Forfeited	100,000	$4.66

Unvested restricted stock units at December 31, 2014	—	—

The weighted average grant-date fair value of awards of restricted stock and RSUs (collectively “restricted stock”) and PUs is based on the quoted market price of the Company’s common stock on the date of grant.

4. Supplemental Cash Flow Information

Supplemental information relating to taxes and noncash activities:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Income tax payments	$426	$217	$350

Payables related to purchases of capitalized assets	$(12)	$(97)	$34

Excess tax benefit on exercise and vesting of employee equity awards	$168	$427	$10

5. Receivables, net

(In thousands)	December 31,
	2014	2013
Gross accounts receivables	$8,116	$8,359
Allowance for returns and doubtful accounts	(108)	(46)
Unpaid portion of deferred revenue	(6,556)	(5,989)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$1,452	$2,324

Our gross accounts receivables for the years ended 2014 and 2013 included $318 thousand and $ 863 thousand, respectively, associated with a tenant improvement allowance received as an incentive when we renewed the lease for our Dallas headquarters in 2013.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at December 31, 2014.

6. Prepaid and other current assets

(In thousands)	December 31,
	2014	2013
Prepaid insurance, maintenance, software licenses and other	$1,954	$1,489
Deferred commissions	443	320
Deferred rent	—	261
Tax-related	(25)	(32)

Prepaid and other current assets	$2,372	$2,038

7. Property and Equipment

(In thousands)	December 31,
	2014	2013
Computer and office equipment and software	$23,013	$22,550
Leasehold improvements	6,398	5,276
Furniture and fixtures	1,916	1,520

	31,327	29,346
Less accumulated depreciation and amortization	(26,928)	(26,738)

Total Property and Equipment	$4,399	$2,608

Our operations include depreciation and amortization expense related to property and equipment of $1.6 million, $1.5 million, and $1.3 million in 2014, 2013, and 2012, respectfully.

8. Goodwill

At December 31, 2014 and 2013, we had goodwill totaling $2.2 million. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There were no impairment indicators to the goodwill recorded as of December 31, 2014.

9. Accrued Expenses

	December 31,
(In thousands)	2014	2013
Employee compensation and benefits	$1,061	$872
Professional fees	473	469
Taxes	378	350
Other	1,018	301

Total accrued expenses	$2,930	$1,992

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

11. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012, are as follows:

	Year Ended December 31,
	2014	2013	2012
Basic weighted average shares	57,948,864	61,139,035	62,211,228
Effect of dilutive securities:
Employee and director stock options	782,659	1,095,227	637,676
Restricted Stock	181,219	225,741	20,003
RSUs	53,832	66,504	6,440
PUs	51	—	—

Potential dilutive common shares	58,966,625	62,526,507	62,875,347

For the years ended December 31, 2014, 2013, and 2012, weighted average shares related to certain stock options of 3,240,594, 4,054,261, and 5,645,239 respectively, were excluded from the calculation of diluted earnings per share because the stock options were anti-dilutive. Anti-dilutive restricted stock, RSUs, and PUs of 147,292, 50,833, and 33,333, respectively, were also excluded from the calculation for the year ended December 31, 2014. Anti-dilutive restricted stock and RSUs of 31,281, and 7,719, respectively, were excluded from the calculation for the year ended December 31, 2013.

12. Significant Customers

In 2014, 2013, and 2012, no single customer accounted for 10% or more of our revenues. Our accounts receivable balance at December 31, 2012, included receivables from one customer comprising 12% of the net total. These receivables were paid to the Company in the first quarter 2013.

13. Commitments and Contingencies

Leases

We lease office facilities under non-cancelable operating lease agreements. Our operations include rent expense for these operating leases of $1.4 million in 2014 and $1.3 million in each of 2013 and 2012, respectively. The term of the lease of our headquarter facility in Dallas was extended to 2024.

A summary of our fixed contractual obligations and commitments at December 31, 2014, is as follows:

(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$1,433	$1,172	$1,064	$1,014	$1,030	$5,160	$10,873

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

14. Income Taxes

Components of the income taxes are as follows:

(In thousands)	2014	2013	2012
Current:
U.S.	$67	$124	$116
State	240	148	164
Foreign	125	123	66
Deferred

Federal	2,396	(1,400)	(2,300)
State	—	—	—

Foreign	2	(1)	5

Income tax expense (benefit)	$2,830	$(1,006)	$(1,949)

A reconciliation of the expected U.S. tax expense (benefit) to income taxes is as follows:

(In thousands)	2014	2013	2012
Expected tax (benefit) expense at U.S. statutory rate	$2,357	$3,212	$3,078
Decrease in valuations allowance - Operations	—	(2,650)	(2,912)
Decrease in valuations allowance - Other	—	(1,400)	(2,300)
Nondeductible expense and nontaxable income	127	(370)	21
State income taxes	224	98	108
Foreign income taxes	127	122	71
Other	(5)	(18)	(15)

Income tax expense (benefit)	$2,830	$(1,006)	$(1,949)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred income taxes as of December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Deferred tax assets:
Reserves - Other	$325	$251
U.S. net operating loss carryforwards	86,382	88,562
State net operating loss carryforwards	281	347
Tax credit carryforwards	5,863	5,619
Stock-based compensation	2,623	2,839
Intangible assets	538	978
Depreciable assets	1,461	1,430
Other assets	712	649

Total deferred tax assets	98,185	100,675
Deferred tax liabilities:
Prepaid expenses	(496)	(418)

Total deferred tax assets	97,689	100,257

Less valuation allowance	(46,038)	(46,209)

Net deferred tax assets	$51,651	$54,048

The Company has partially reserved its U.S. net deferred tax assets in 2014 and 2013 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of approximately $254 million which begin to expire in 2020. The Company has state credits that net of federal tax expense total $1.7 million which can be utilized through 2027 and state net operating losses that have various expiration dates. The Company also has tax credit carryforwards of approximately $4.1 million consisting of business tax credits which begin to expire in 2015 and alternative minimum tax credits which do not expire.

In 2010, the Company achieved positive earnings and successfully discontinued operations of its e-Prescribing segment. Based on the weight of available objective evidence, including the Company’s history of positive earnings from continuing operations and successful exit from e-Prescribing, management believed that it was more likely than not that a portion of the deferred tax asset would be realized. Accordingly, the Company reduced its valuation allowance by $4.1 million in 2013 and $5.2 million in 2012.

We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company’s ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

The Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2014, or during the prior three years. We have determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

15. Employee Benefit Plan

401(k) Plan — We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of our U.S. employees. Under the plan, contributions are voluntarily made by employees, and we may provide contributions based on the employees’ contributions. Our operating income includes $354 thousand, $297 thousand, and $221 thousand, in 2014, 2013, and 2012, respectively, for net contributions from operations to this plan.

16. ZixCorp Repurchase Program

During the year ended December 31, 2014, we repurchased a total of 4,070,195 shares at an aggregate cost of $16.2 million, as authorized by our board of directors under a $15 million share repurchase program announced November 6, 2013, and a $10 million repurchase program announced July 30, 2014. The 2014 repurchase activity completed both programs.

During the year ended December 31, 2013, we repurchased 1,976,900 shares at an aggregate cost of $8.8 million under the $15 million repurchase program announced November 2013.

During the year ended December 31, 2012, we repurchased 3,080,966 shares valued at approximately $9 million. This completed a $15 million share repurchase program authorized by our board of directors announced November 9, 2011.

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	Quarter Ended
(In thousands except per share data)	March 31	June 30	September 30	December 31
2014
Revenues	$12,162	$12,615	$12,705	$12,865
Gross margin	10,137	10,583	10,643	10,660
Net income	1,059	977	1,163	904
Basic net income per common share*	0.02	0.02	0.02	0.02
Diluted net income per common share*	0.02	0.02	0.02	0.02
2013
Revenues	$11,764	$11,838	$12,225	$12,311
Gross margin	9,828	9,935	10,321	10,440
Net income	567	1,871	3,175	4,840
Basic net income per common share*	0.01	0.03	0.05	0.08
Diluted net income per common share*	0.01	0.03	0.05	0.08

*	Net income per share is calculated independently for each quarter. The sum of Net income per share for each quarter may not equal the total Net income per share for the year due to rounding differences.

18. Subsequent Events

On January 6, 2015, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $10 million of its shares of common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Any share purchases would be funded from existing cash resources and may be suspended or discontinued at any time. The share repurchase program will expire on July 31, 2015.

On March 4, 2015, the Company entered into a Strategic Relationship Agreement (“SRA”) with Cisco Systems, Inc. (“Cisco”). The SRA provides for the Company to develop email encryption solutions to be distributed by Cisco. The contemplated solutions in this OEM-type relationship include an enhanced Cisco IronPort Encryption Applicance (“IEA”), which is expected to be commercially available May 2015, and versions of the Company’s ZixGateway appliance and service that would include Cisco’s Post X Envelope (PXE) delivery method as an option.