Form 10-K/A
period 2014-12-31
ZIX CORP
filed 2015-04-30
CIK 855612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2015, 57,428,827 shares of Zix Corporation’s $0.01 par value common stock were outstanding. As of June 30, 2014, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $199,220,616.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Zix Corporation (“ZixCorp®,” the “Company,” “we,” “our,” or “us”) for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2015 (the “2014 Annual Report”), is being filed to amend the 2014 Annual Report to include therein the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted from the 2014 Annual Report in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the 2014 Annual Report. This Amendment No. 1 also includes as Exhibits certain updated certifications required by applicable regulations and the reference on the cover page of the 2014 Annual Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the 2014 Annual Report is hereby deleted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the 2014 Annual Report, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the 2014 Annual Report and with our filings with the SEC subsequent to the 2014 Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are our directors and executive officers and their respective ages and positions as of April 29, 2015:

Name	Age	Position
Mark J. Bonney(1)(3)	61	Independent Director

Michael E. Dailey(2)	49	Independent Director

Taher A. Elgamal(1)(2)	59	Independent Director

Robert C. Hausmann(1)(3)	52	Chairman of the Board

Maribess L. Miller(2)(3)	62	Independent Director

Richard D. Spurr	61	Chief Executive Officer, President and Chief Operating Officer

James F. Brashear	57	Vice President, General Counsel and Corporate Secretary

Michael W. English	58	Vice President and Chief Financial Officer

Russell J. Morgan	55	Vice President, Client Services

David J. Robertson	56	Vice President, Engineering

(1)	Member of the Nominating and Corporate Governance Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee

Mark J. Bonney joined our Board of Directors in January 2013. He currently serves as president and CEO and a director of MRV Communications, Inc., a provider of converged packet and optical solutions for data network management. Mr. Bonney also serves as a director of Sigma Designs, Inc. He was executive vice president and CFO of Direct Brands, Inc., a direct to consumer media company from 2010 to 2012, vice president and the general manager of the Authentication Solutions Group of JDS Uniphase Corporation (JDSU) an optical technologies and telecommunications firm from 2008 to 2010 and executive vice president and CFO of American Bank Note Holographics, Inc., an optical security device company from 2005 to 2008, before the company’s sale to JDSU. Mr. Bonney also served as an outside director and chairman of the audit committee of American Bank Note Holographics, Inc. from 2003 until 2005. Mr. Bonney has also held executive roles with technology companies, including president and COO of Axsys Technologies, Inc., a manufacturer of components and subsystems for aerospace, defense, data storage, medical and other high technology applications from 1999 to 2002 and CFO of Zygo Corporation, a manufacturer of metrology measurement and control systems and optical components for semiconductor, data storage and industrial markets from 1993 to 1999. He received a master’s degree from the University of Hartford and a bachelor’s degree from Central Connecticut State University.

Our Board of Directors selected Mr. Bonney to serve as a director because of his experience as a Chief Executive Officer and a Chief Financial Officer of several middle market publicly-traded companies. This experience and his experience as a director of three publicly traded technology companies allow Mr. Bonney to contribute to the Board’s deliberations across a broad array of issues as well as providing the Board with oversight of its corporate governance, operations and financial performance.

Michael E. Dailey joined our Board of Directors in January 2013. He is currently chief operating officer and vice president of Worldwide Sales for Optica Technologies Incorporated, a provider of enterprise connectivity solutions to the mainframe computer market. Mr. Dailey was a vice president at Right90 Inc., a Software-as-Service (SaaS) based Enterprise Sales Forecasting solution for high tech manufacturers from 2005 to 2007. Mr. Dailey served from 2001 to 2005 as vice president of Sales Americas and vice president of Global Account Sales for McData Corporation, now part of Brocade Communications Systems, Inc. Mr. Dailey began his career at IBM Corporation and during his 13-years, Mr. Dailey held various positions in sales, product marketing, and incentives strategy. He also served as director of Sales Operations for IBM Americas’ multi-billion dollar Server Group. Mr. Dailey earned a Bachelor of Arts degree in History from the College of the Holy Cross.

Our Board of Directors selected Mr. Dailey to serve as a director because of his technology industry experience. His executive experience at public, private and start up information technology companies allows him to contribute valuable insights to the Board’s understanding of many matters facing the Company, including strategy, business development, operations, international markets and compensation.

Taher A. Elgamal was elected to our Board of Directors in July 2011. Dr. Elgamal currently serves as CTO Security at Salesforce.com, Inc., a provider of enterprise cloud computing solutions. He is also co-founder and Chairman of IdentityMind, Inc. and serves as a director of Intelligent Fiber Optic Systems Corporation and Vindicia, Inc. Dr. Elgamal has also held executive roles at technology and security companies, including as CEO of First Information Security (data security) from 2012 to 2013, CSO of Axway, Inc. (data security) from 2008 to 2011, CTO of Tumbleweed Communications (email encryption) from 2006 to 2008, CTO of Securify, Inc. from 2001 to 2004, CEO and president of Securify, Inc. from 1998 to 2001 and chief scientist of Netscape Communications from 1995 to 1998. Dr. Elgamal is a recipient of the RSA Conference 2009 Lifetime Achievement Award, and he is recognized as the “father of SSL,” the Internet security standard Secure Sockets Layer. Dr. Elgamal was issued several patents in online security, payments and data compression. He received a bachelor’s degree in electrical engineering from Cairo University, a master’s degree in electrical engineering from Stanford University and a doctorate in electrical engineering from Stanford University.

Our Board of Directors selected Dr. Elgamal to serve as a director because of his expertise in cybersecurity and encryption technologies. In addition, his experience working with data security firms contributes to the Board’s oversight of the Company’s cybersecurity risks as well as its marketing strategy. His experience as an executive and director at public and private information technology companies adds to the Board understanding of many matters facing the Company, including personnel management, business operations and corporate governance.

Robert C. Hausmann was elected to our Board of Directors in November 2005, was elected Lead Independent Director in December 2012 and non-executive Chairman of the Board in December 2014. Mr. Hausmann was co-founder, a director and Chief Financial Officer of TetraSun, Inc., a solar cell R&D and Manufacturing company that was sold to First Solar, Inc. in 2013. Prior to co-founding TetraSun, Mr. Hausmann was a consultant to public and private companies with respect to operational and financial management matters, including Sarbanes-Oxley and systems and process re-engineering. He also served as Vice President and Chief Financial Officer of Securify, Inc. (computer security monitoring) from September 2002 through June 2005. From September 1999 through September 2002, Mr. Hausmann served as Vice President and Chief Financial Officer of Resonate, Inc. (network traffic management) and managed that company’s initial public offering. Prior to these positions, he served as Operations Partner and Chief Financial Officer of Mohr, Davidow Ventures, a Silicon Valley-based venture capital partnership; and as the Chief Financial Officer of Red Brick Systems, Inc., where Mr. Hausmann managed the company’s initial public offering. Mr. Hausmann earned a Master of Business Administration degree from Santa Clara University and a Bachelors of Arts degree in Finance and Accounting from Bethel University.

Our Board of Directors selected Mr. Hausmann to serve as a director because of his experience as Chief Financial Officer of two publicly-traded companies and two private companies and as Chief Financial Officer of one of Silicon Valley’s premiere venture capital firms, which contributes to the Board’s oversight of the Company’s financial and accounting matters, including public company reporting and disclosure. His consulting work at public and private companies, principally in the information technology industry, brings to the Board valuable experience and perspective on a variety of matters facing the Company, including financial markets, operations, corporate governance, compliance and systems and process re-engineering.

Maribess L. Miller was elected to our Board of Directors in April 2010. Ms. Miller was a member of the public accounting firm PricewaterhouseCoopers LLP from 1975 until 2009, including serving as the North Texas Market Managing Partner from 2001 until 2009; as Southwest Region Consumer, Industrial Products and Services Leader from 1998 until 2001; and as Managing Partner of that firm’s U.S. Healthcare Audit Practice from 1995 to 1998.

She was appointed in 2009 by Governor Rick Perry to the Texas State Board of Public Accountancy and serves on the behavioral enforcement, rules and executive committees. She is past Board Chair for the Texas Health Institute and serves on the boards of the TCU Neeley School of Business and the North Texas Chapter of the National Association of Corporate Directors and on the board of Midmark Corporation and Triumph Bancorp, Inc. She graduated cum laude with a Bachelor’s degree in Accounting from Texas Christian University. Ms. Miller is a Certified Public Accountant.

Our Board of Directors selected Ms. Miller to serve as a director because of her extensive experience in auditing and consulting with companies in various fields, including healthcare and technology companies, which allows her to contribute valuable perspective and insights about the Company’s operations. In addition, Ms. Miller has special expertise in public company accounting and financial reporting. She brings to our Board and its Audit Committee invaluable technical understanding of public company accounting and internal controls over financial reporting.

Richard D. Spurr was elected to our Board of Directors in May 2005 and served as Chairman of the Board from February 2006 until December 2014. He joined our Company in January 2004 as President and Chief Operating Officer. In March 2005, Mr. Spurr was promoted to his current position as Chief Executive Officer. Mr. Spurr brings more than 30 years of IT experience in building sales, marketing and operations departments in corporate environments. Prior to joining ZixCorp, he served as Senior Vice President, Worldwide Sales, Marketing and Business Development for Securify, Inc. (information security). From 1997 to 2001 he served in several senior executive positions at Entrust, Inc. (information technology security) including VP of Sales, Marketing, Business Development and Professional Services, helping to take this technology company from an early stage to and beyond the initial public offering. From 1991 to 1996, he served in several senior executive positions at SEER Technologies, Inc. (information technology) and from 1974 to 1990, he worked for IBM Corporation (information technology) where, as Regional Manager, he was responsible for over 1,000 employees, and as group director in Tokyo, where he managed a $1.2 billion Asia Pacific business. Mr. Spurr earned a Bachelor of Arts degree from the University of Notre Dame.

Our Board of Directors selected Mr. Spurr to serve as a director because as the Company’s Chief Executive Officer his direct, day-to-day knowledge of and interaction with all aspects of our business, including shareholders, employees and customers is unique among the directors and provides our Board with important insights into our Company’s business. In addition, he brings over 30 years of experience in building and managing sales, marketing, business development and service operations in global information technology businesses, which is unique among the members of our Board.

James F. Brashear has served as Vice President, General Counsel and Corporate Secretary since February 2010. From September 2007 until joining our Company, Mr. Brashear was a partner at the law firm Haynes and Boone, LLP. From July 1996 until August 2007, he served in various executive capacities at Sabre Holdings Corporation (travel commerce) including Senior Vice President, Deputy General Counsel, Corporate Secretary and Chief Governance Officer. He was previously an attorney at AMR Corporation’s subsidiary American Airlines, Inc. (air transportation), and at the law firms Skadden, Arps, Slate, Meagher & Flom and O’Melveny & Myers. Mr. Brashear received a Juris Doctorate degree, magna cum laude, from the University of San Diego School of Law and a Bachelor of Arts degree from the University of California at San Diego. He is a member of the Bar of the United States Supreme Court, the California Bar Association and the State Bar of Texas. He served from 2004 to 2011 as a national director of The Society of Corporate Secretaries and Governance Professionals.

Michael W. English has served as our Chief Financial Officer (CFO) since July 2011. Since joining the Company in June 2007, he has served in many roles, including Controller and Treasurer. Mr. English is a certified public accountant and has more than 30 years of experience in finance and accounting. Before joining the Company, Mr. English was Vice President of Finance for Advance Fibre Communications (telecommunications) from March 2004 through June 2005, and Vice President of Finance for Marconi, PLC (telecommunications) from June 1999 to February 2004. Previously, he served as Division Controller for the Access Division of RELTEC Corporation, Division Controller at Rockwell Automation and Division Controller at Reliance Electric Company. Mr. English earned a Master’s degree in accountancy from DePaul University and a Bachelor of Arts degree in English from John Carroll University. In July 2009, Mr. English was discharged from personal debts pursuant to a voluntary petition filed in April 2009 under federal bankruptcy laws.

Russell J. Morgan has served as our Vice President, Client Services since September 2002. From February 1997 until August 2002, he worked at Entrust, Inc. (information technology security) where he held a variety of senior management positions, including director, professional services and senior director, Entrust.net. At Entrust, he founded the professional services organization and then managed the business and technical operations for the Entrust.net business unit. Previously, he held several management positions at Lockheed Martin (aerospace), where he specialized in secure messaging and military command and control systems. Mr. Morgan is a professional engineer with over 30 years’ experience in managing, delivering and supporting complex customer-focused technology solutions. Mr. Morgan holds a Bachelor of Engineering degree from Concordia University, Montreal, Quebec, Canada.

David J. Robertson has served as our Vice President, Engineering since March 2002. Mr. Robertson has over 30 years of experience in the internet and telecommunications industries, with specific expertise in hosted network architecture, electronic security, communication protocols, software systems and wireless infrastructure. From 1981 through 2000, he was employed by Nortel Networks (telecommunications), where he held technology Vice President positions in the Wireless, Carrier and Enterprise Divisions. From 2001 to 2002, he participated in creating technology startup companies with STARTech Early Ventures (venture capital). He has been a participant in several industry standards-setting groups and serves with the City of Richardson Chamber of Commerce. He holds a Bachelor of Science degree in Electrical Engineering from the University of Waterloo, Canada, and a Master’s degree in Engineering from Carleton University, Canada.

Committees of the Board of Directors

Our Board has three standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. These committees devote attention to specific subjects and to assist our Board in discharging its business and risk oversight and governance responsibilities. Each committee’s charter is available on our website at www.zixcorp.com/company/corporate-governance.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee comprises Robert C. Hausmann (chair), Mark J. Bonney and Taher A. Elgamal. Our Board has determined that each member of the Nominating and Corporate Governance Committee qualifies as “independent” in accordance with the NASDAQ Listing Rules. Under its charter, the committee’s principal responsibilities include: establishing the criteria for nominating new directors, identifying suitable individuals under those criteria who are qualified to serve as directors; recommending to the Board nominees for election as directors; developing and recommending to the Board corporate governance principles or practices that the Committee believes should be adopted or implemented by the Company, the Board or its committees. The Nominating and Corporate Governance Committee presents qualified director candidate(s) to our Board as appropriate. There is no third party that we currently pay to assist in identifying or evaluating potential director nominees. The Nominating and Corporate Governance Committee met on 5 occasions during 2014.

Shareholder Nomination of Director Candidates

The Nominating and Corporate Governance Committee has a policy with respect to the consideration of director candidates recommended by shareholders. The Nominating and Corporate Governance Committee will consider director nominations suggested by shareholders, in accordance with the Committee’s bylaws and the Director Nomination Process that is available on our website at www.zixcorp.com/company/corporate-governance.

A shareholder desiring to nominate a person for election to our Board must send a written notice to our principal executive offices at Zix Corporation, Attention: Corporate Secretary, 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960. Shareholder nominations for our 2016 annual meeting of shareholders must be received no earlier than 120 days and not later than 90 days prior to the date of such 2016 annual meeting of shareholders. The written notice must contain the information required by section 1.12 of our bylaws, including all information required to be disclosed in solicitations of proxies for election of directors and as otherwise required pursuant to Regulation 14A under the Securities Exchange Act of 1934. The final selection of director nominees is within the sole discretion of our Board.

Diversity of Directors

The Board of Directors and the Nominating and Corporate Governance Committee believe that the Board should include directors with diversity of education, experience, skills, qualities, backgrounds and other attributes. The Board does not follow any ratio or formula to determine the appropriate mix of directors, but instead uses its judgment to identify nominees whose education, experience, skills, qualities, backgrounds and other attributes, taken as a whole, will contribute to the diversity of the Board.

Director Qualification Criteria

The criteria considered by the Nominating and Corporate Governance Committee and the Board of Directors in evaluating director candidates include characteristics such as the following:

•	Integrity

•	The candidate’s ability to objectively analyze complex business problems and develop creative solutions.

•	The candidate’s business and financial sophistication.

•	The candidate’s availability and ability to participate in Board activities and fulfill the responsibilities of a director, including attendance at, and active participation in, meetings of the Board and its committees.

•	The candidate’s ability to work well with the other directors and senior management of the Company.

•	The candidate’s ability to meet the independence criteria that have been adopted by the Board.

Candidates who will serve on our Audit Committee must have the following additional characteristics:

•	The candidate must meet additional independence requirements in accordance with applicable rules and regulations.

•	The candidate must have the ability to read and understand fundamental financial statements, including a company’s balance sheet, statement of operations and statement of cash flows.

•	At least one member of the Audit Committee must meet the requirements of an “audit committee financial expert” under SEC rules and regulations.

Other factors considered in candidates may include, but are not limited to, the following:

•	The extent to which the candidate possesses pertinent technological, political, business, financial or social/cultural expertise and experience.

•	The extent of the candidate’s commitment to increasing shareholder value.

•	The candidate’s achievement in education, career and community.

•	The candidate’s past or current service on boards of directors of public or private companies, charitable organizations and community organizations.

•	The extent of the candidate’s familiarity with issues affecting the Company’s business and industry.

•	The candidate’s expected contribution to the Board’s desired balance and diversity.

The Nominating and Corporate Governance Committee will evaluate a nominated candidate and, after consideration taking account of the Director Qualification Criteria described above, will determine whether or not to proceed with the candidate. These procedures have not been materially modified since our disclosure of these procedures in our proxy statement in connection with our 2014 Annual Meeting of Shareholders. These procedures do not create a contract between our Company, on the one hand, and a Company shareholder(s) or a candidate recommended by a shareholder(s), on the other hand. We reserve the right to change these procedures at any time, consistent with the requirements of applicable law, rules and regulations, and the discretion of our Board. There are no material differences in the procedures for evaluating new director nominees based on whether they are recommended by a security holder in or by our Board.

Director Election Procedures

Under our Director Nomination and Election Policies revised in 2014, each director nominee in an uncontested election tenders his or her conditional resignation to the Corporate Secretary before the election. If a director nominee receives a Majority WITHHELD Vote in the election, that director’s resignation offer becomes effective automatically. The Nominating and Corporate Governance Committee then recommends to the Board whether to accept the offered resignation. Within 90 days after the certification of voting results in the election, the

Board will decide whether or not to accept the offered resignation. In general, any director nominee who receives a Majority WITHHELD Vote will not participate in the Nominating and Corporate Governance Committee recommendation or the Board decision regarding an offered resignation. If all members of the Nominating and Corporate Governance Committee received a Majority WITHHELD Vote, then the independent directors who did not receive a Majority WITHHELD Vote will appoint a committee among themselves to consider and make a recommendation to the Board with respect to the offered resignations. If three or fewer directors receive a majority of FOR votes cast out of all votes cast in the election, then all directors (including those who received a Majority WITHHELD Vote) may participate in the Board’s decision whether to accept or not to accept the offered resignations. The Company will promptly disclose the Board’s decision in a Current Report on Form 8-K, including the reasons a resignation is not accepted.

Audit Committee

Our Audit Committee is comprised of Maribess L. Miller (chair), Mark J. Bonney and Robert C. Hausmann. Our Board determined that all three members of the Audit Committee satisfy the independence and other requirements for audit committee membership required by the NASDAQ Listing Rules and the SEC, and that each has sufficient knowledge in reading and understanding our financial statements to serve on the Audit Committee. Our Board also determined that all three members of the Audit Committee qualify as an “audit committee financial expert” under SEC rules.

Our Audit Committee oversees our financial reporting process, related controls and audit functions on behalf of our Board, pursuant to a written charter adopted by our Board that is available on our website at www.zixcorp.com/company/corporate-governance. The Audit Committee met on 9 occasions during 2014.

Compensation Committee

Our Compensation Committee consists of Taher A. Elgamal (chair), Michael E. Dailey and Maribess L. Miller. Our Board has determined that each member of the Compensation Committee qualifies as “independent” in accordance with the NASDAQ Listing Rules. The independent directors on our Board ultimately approve the compensation payable to our executives and directors, but the Board has established the Compensation Committee to assist it in compensation decisions. The Compensation Committee met on seven occasions during 2014.

The Compensation Committee operates under a written charter that is available on our website at www.zixcorp.com/company/corporate-governance. Under its charter, the Compensation Committee’s primary responsibilities include, among other things, the following:

•	Establish and review the Company’s overall management compensation philosophy and policies;

•	Directly review and approve corporate goals and objectives relevant to the compensation of the Company’s CEO and other executive officers, including annual and long-term performance goals and objectives;

•	Evaluate the performance of the Company’s CEO and other executive officers in light of those goals and objectives; and determine and approve the compensation of the CEO and other executive officers based on that evaluation, including incentive-based cash compensation and equity-based compensation;

•	Review and authorize any employment, compensation, benefit or severance agreement with any executive officer (and any amendments or modifications thereto);

•	Administer and oversee any equity-based or other compensation plan or program as to which the Board has delegated such responsibility to the Committee; and

•	Review and make recommendations to the Board with respect to the Company’s overall director compensation philosophy and policies.

The Compensation Committee’s charter provides that the Compensation Committee, in its sole discretion, has the authority to retain a compensation consultant. Paradox Compensation Advisors (“Paradox”), has been retained directly by the Compensation Committee to provide various advice to the Compensation Committee. Paradox did not provide any services directly to the Company or to management

The Compensation Committee has evaluated the independence of its advisors in light of SEC rules and NASDAQ Listing Rules, which require consideration of the following factors:

•	Whether any other services are provided to the Company by the consultant;

•	The fees paid by the Company as a percentage of the consulting firm’s total revenue;

•	The policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest;

•	Any business or personal relationships between the individual consultants involved in the engagement and a member of the Compensation Committee;

•	Any company stock owned by the individual consultants involved in the engagement; and

•	Any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement.

The Compensation Committee discussed these considerations and concluded that its engagement of the advisors and the services provided to the Compensation Committee by its advisors did not raise any conflict of interest.

Policies, Procedures, and Practices

Our processes and procedures for the consideration and determination of executive and director compensation are as follows:

•	Our Compensation Committee requests recommendations from the CEO with respect to the elements of compensation for the members of management that are direct reports to the CEO.

•	Our Compensation Committee consults with and meets with the CEO as required to discuss his recommendations, meets in executive session, or discusses among themselves, as appropriate, in order to formulate a recommendation regarding the compensation of our executives to the independent directors on our Board.

•	Our Compensation Committee then makes a recommendation to the independent directors on our Board.

•	The independent directors on our Board consult and meet with the CEO and the members of the Compensation Committee as required to discuss the latter’s recommendation, meet in executive session, or discuss among themselves, as appropriate, to reach a decision.

•	The independent directors’ decision is communicated to the CEO.

•	As required by NASDAQ Listing Rules, the CEO does not participate in discussions or decisions regarding his own compensation.

•	For the consideration and determination of director compensation, our Board typically refers the matter to the Compensation Committee in order for it to review the matter and make a recommendation to the entire Board.

•	The Committee has the authority to create one or more subcommittees of two or more of its members. The Committee may delegate any of its responsibilities to a subcommittee of this Committee so long as such delegation is not otherwise inconsistent with law and applicable rules and regulations of the SEC and NASDAQ.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and certain persons who beneficially own more than 10% of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other securities. Directors, executive officers, and 10%-or-greater shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file with the SEC.

Based solely on a review of the forms filed during or with respect to fiscal year 2014 and written representations from the reporting persons, the Company believes that its executive officers and directors filed all required reports on a timely basis.

Code of Ethics

We have a Code of Conduct and Code of Ethics, which applies to all of our employees, officers and directors, including our Chief Executive Officer and senior financial officials. It is available on our website at www.zixcorp.com/company/corporate-governance. The Code of Conduct and Code of Ethics affirms that we expect all directors and employees to uphold our standards of ethical behavior and compliance with the law and to avoid conflicts of interest between the Company and their personal and professional affairs. It establishes procedures for the confidential reporting of suspected violations of the Code of Conduct and Code of Ethics. It also sets forth procedures to receive, retain, and treat complaints received regarding accounting, internal accounting controls, auditing or compliance matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting, auditing or compliance matters. Our Code of Conduct and Code of Ethics also addresses conflicts between the interests of our directors or officers and our Company or its shareholders. Any waiver of our Code of Conduct and Code of Ethics must be approved by the Board of Directors, or a committee of the Board of Directors, as applicable, and in compliance with applicable law. Any waiver of our Code of Conduct and Code of Ethics will be publicly disclosed by posting the waiver on our website at www.zixcorp.com/company/corporate-governance.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Our Business

The Company is a leader in email data protection. We offer email encryption, email data loss prevention and Bring-Your-Own-Device (“BYOD”) data security to meet business data protection and compliance needs. We primarily serve the healthcare, financial services, insurance and government sectors. Our customers include one in every four U.S. banks, one in every five U.S. hospitals and more than 30 Blue Cross Blue Shield organizations, and significant financial regulators such as the Federal Financial Institutions Examination Council (“FFIEC”), divisions of the U.S. Treasury, the SEC, and the Financial Industry Regulatory Agency (“FINRA”).

2014 Financial Performance

In 2014, we delivered revenue of $50.3 million, growth of 5% year-over-year. GAAP Net Income was $4.1 million in 2014, compared to $10.5 million in 2013. The lower earnings in 2014 compared to the prior year resulted primarily from higher income taxes and increased sales and marketing investment. Net income in 2013 included a decrease in the Company’s deferred tax asset valuation allowance resulting in a tax benefit, while the 2014 net income included a tax expense. The combined result of the 2013 tax benefit and 2014 tax expense resulted in a year-over-year tax expense increase of $3.8 million in 2014 compared to the prior year. Additionally, in 2014 we increased sales and marketing investment by approximately $4.5 million to increase market awareness and grow our sales pipeline, especially relating to our new product, ZixOne. Cash flow from operations for the full year ended December 31, 2014, was $13.3 million. Cash and cash equivalents at 2014 year-end was $21.7 million. We spent $16.5 million on share repurchases during 2014. We delivered $0.07 of GAAP diluted earnings per share in 2014, down from $0.17 in 2013, a decrease of $0.10 per share resulting from the higher tax expense and marketing and sales investments described above.

Governance and Evolving Compensation Practices

The Compensation Committee and the Board are mindful of evolving practices in executive compensation and corporate governance. In response, we have adopted certain policies and practices that are in keeping with “best practices” in many areas. For example:

•	The Compensation Committee engages an independent compensation consultant to evaluate our executive compensation practices in comparison to a peer group.

•	We do not provide excessive executive perquisites or extraordinary relocation benefits to our named executive officers.

•	We do not provide tax gross-ups on compensation paid to our named executive officers, or on “golden parachute” excise taxes.

•	Our Incentive Plan and our Employee Termination Benefit Agreements have “double-trigger” vesting for equity awards in the context of a change in control if the awards are assumed by the acquiring company.

•	Our Incentive Plan expressly prohibits repricing of options (directly or indirectly) without prior shareholder approval.

•	Our Policy on the Prevention of Insider Trading prohibits various types of transactions involving Company stock or securities, including short sales, options trading, hedging, margin purchases and pledges.

•	Our executive compensation is subject to recoupment or “clawback” under applicable law.

Executive Compensation Overview

A significant portion of the 2014 compensation of our named executive officers was directly affected by our financial results and stock price, both in the amount of cash compensation earned and the value of outstanding long-term equity awards.

For 2014, compensation designed for our executive officers consisted of:

•	Base salary

•	Short-term cash awards conditioned upon achieving objective performance targets

•	Long-term equity in the form of stock options and restricted stock or restricted stock units

•	The same group health and welfare benefit programs and tax-qualified retirement plans that are available to all of our employees.

As described in more detail below, short-term cash performance awards under our 2014 Variable Compensation Program (“VCP”) were tied to achieving pre-established target levels under four objective performance measures: revenue, new first year orders, adjusted EBITDA, and adjusted EPS. The Company failed to achieve the 2014 targets for any of those four metrics. Accordingly, none of the named executive officers will receive any payout with respect to the 2014 VCP.

General

The independent, non-employee directors on our Board, with the assistance of the Compensation Committee, administer the cash and non-cash compensation programs applicable to our executive officers.

The independent directors on our Board also make all decisions about executive officer compensation, with advice from the Compensation Committee and after discussion with our Chief Executive Officer about his subordinates. The independent directors have often refined compensation recommendations made by the Chief Executive Officer or the Compensation Committee. Consistent with NASDAQ requirements, our Chief Executive Officer’s compensation is determined solely by the independent directors, and the Chief Executive Officer does not participate in those discussions or decisions.

During 2014, our executive officers were Richard D. Spurr, James F. Brashear, Michael W. English, Russell J. Morgan, and David J. Robertson (collectively, “named executive officers,” or “NEOs”). The compensation paid in 2014 to our NEOs, as set forth below in the “Summary Compensation Table,” primarily consisted of base salary, stock options, and either restricted stock or restricted stock units. NEOs also received partial match contributions to the Company-sponsored 401(k) plan (which we offer on a non-discriminatory basis to all 401(k) plan participants) and Company-funded life insurance benefits (which we offer on a non-discriminatory basis to all full-time employees). We have no non-qualified deferred compensation arrangements, defined benefit retirement plans or meaningful NEO perquisites.

Compensation Philosophy and Objectives

Our Board of Directors believes that an effective executive compensation program is one that, among other things, accomplishes the following goals:

•	Attracts and retains executives with the experience, skills, and knowledge that our Company seeks and requires;

•	Attracts and retains executives committed to achieving our goals;

•	Rewards the achievement of specific, objective performance metrics established by our Board; and

•	Motivates management to increase long-term shareholder value.

Our Board and Compensation Committee seek to implement and maintain a compensation plan for our executive officers that is fair, reasonable, and competitive, and that attracts and retains talented and qualified personnel. Our Board believes that equity awards supplement the cash base salary and motivate the recipient to work to achieve long term value for our shareholders. Our Board also believes that equity awards, variable compensation awards, and termination benefit agreements are crucial to recruiting (and retaining) the services of qualified and talented personnel.

Risk Considerations

The Board and Compensation Committee reviewed with management the design and operation of our compensation programs for all employees, including executive officers, for the purpose of determining whether such programs might encourage inappropriate risk-taking that could have a material adverse effect on the Company. After conducting its evaluation, the Compensation Committee concluded that the Company’s compensation programs do not encourage employees to take risks that are reasonably likely to have a material adverse effect on the Company.

Role of Executive Officers in Compensation Decisions

Our Board, the Compensation Committee and our management each play a role in our compensation process. The Compensation Committee reviews and makes recommendations to our Board regarding our executive compensation practices, after which the Board makes the final determinations. The CEO does not participate in discussions or decisions about his own compensation. Our Board delegates to our management the authority to make certain compensation related decision for employees who are not executive officers.

Approval Authority for Certain Compensation Related Matters

Compensation decisions affecting the CEO and other NEOs are approved by the Compensation Committee, which is comprised solely of independent directors, and are separately ratified by the Board, except that the CEO does not participate in any discussions or decisions related to the CEO’s own compensation.

Competitive Market Information

In 2012, the Compensation Committee engaged Paradox to evaluate the Company’s compensation for various selected positions, including the named executive officers, in order to assist the Compensation Committee in setting executive compensation that is market competitive. The Compensation Committee and Board considered this study when setting executive compensation for 2014. As noted below, the Compensation Committee engaged Paradox to conduct another competitive analysis in 2014, which the Board considered when setting executive compensation for 2015.

After consideration of company revenue and market capitalization of companies in the Company’s technology industry segment, Paradox and the Compensation Committee chose a group of 19 peer companies as compensation analysis comparators for the 2012 study. This group consisted of the following companies:

Compensation Analysis Peer Group

Brightcove Broadvision Callidus Software Carbonite Convio Digimarc Egain Communications Ellie Mae Glowpoint	Market Leader Pervasive Software Proofpoint Sciquest Smith Micro Software Soundbite Communications Splunk Wave Systems Widepoint
Imperva

Similar to the Company, each of these peer group companies used a business-to-business (B2B) sales model. The Compensation Committee believed this was important factor in the selection of the peer group because B2B companies tend to have very different revenue and profit profiles than companies using business-to-consumer (B2C) sales models. Data from the compensation analysis peer group was evaluated with respect to base salary, actual total cash (base salary + last actual bonus), long-term incentive values, and total direct compensation (base salary + last actual bonus + total long-term incentive values).

Although comparisons varied by individual, on average, Paradox considered the Company to have good positioning on total cash compensation for the named executive officers in the 2012 study. While the data showed that total cash compensation was significantly below the median and mean for several positions, Paradox indicated that nine of the 19 companies in the compensation analysis peer group had low or no bonus awards, due to negative EBITDA. With positive EBITDA more consistently represented across the peer group, total cash compensation in the benchmark companies would have been expected to be higher.

However, the Company’s total direct compensation for the named executive officers was significantly below median and mean in the 2012 study, primarily due to lower-than-average long-term incentive awards. For example, for the CEO, total direct compensation was more than 25% below the median (50th percentile) of the compensation analysis peer group.

When evaluating the types of long-term incentive awards granted, Paradox reviewed the practices of a broader group of companies and determined that, on average, such companies were granting a mix of both stock options and restricted stock awards to their executive officers.

Executive Officer Base Salaries and Compensation Comparisons

Our executive officers’ salaries are, in general, established by (a) reference to each executive’s position with our Company and (b) a subjective assessment of the cost to us of hiring executives with comparable experience and skills. For 2014, the Board also considered the 2012 executive compensation study prepared by Paradox. We believe this approach offers our executives, including our named executive officers, a reasonable base salary as subjectively determined by our Board following a recommendation by our CEO. The amount of compensation awarded to each of the executive officers relates primarily to the experience, responsibilities and performance of each executive officer, as well as to a subjective assessment of compensation paid by similar companies for comparable positions.

After consideration of these factors, in April 2014, Mr. English’s base salary was increased by 7.0% and Mr. Brashear’s base salary was increased by 4.0%. Base salaries for Mr. Spurr, Mr. Morgan and Mr. Robertson remained unchanged.

Executive Officer Variable Compensation

We believe that variable compensation, based on the Company’s achievement of objective performance measures, is an important component of an executive’s overall compensation package and helps to attract and retain executives with the skills, experience, and knowledge we seek. Furthermore, we believe a variable compensation element motivates the recipient to achieve financial and business objectives established by our Board and enables the recipient to share in the success of our business endeavors.

The Company’s executive officers, other than executives whose primary function is sales, typically are eligible to receive awards under variable compensation programs (“VCP”) approved by our Board for each calendar year. Each executive officer is provided a total variable compensation opportunity, with payment conditioned upon the Company meeting objective performance targets under various metrics that are established by the Board. Achievement of the target level of performance, and payment of the associated variable compensation opportunity, is determined separately by the Board for each performance metric. Therefore, the Company need not meet the performance targets under all of the metrics in order to pay variable compensation. For 2014, our Board approved a VCP with metrics based on four objective performance measures:

Revenue

New first year orders

Non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA). Adjusted EBITDA adds back stock-based compensation and non-recurring litigation and consulting expenses.

Non-GAAP adjusted earnings per share (Adjusted EPS). Adjusted EPS adds back stock-based compensation, non-recurring litigation and legal expenses, and certain income tax effects.

The 2014 VCP established award levels at 100 percent, 110 percent and 120 percent of the target for each of the four objective metrics. Each metric was given a 25% weighting. As indicated in the table below, the Company failed to achieve any of the 2104 performance metrics, and the named executive officers did not receive a payout under the 2014 VCP.

Variable Compensation for Named Executive Officers

2014 Performance Metrics	Weight	2014 Metric Target Levels*			2014 Actual Achievement*	2014 Actual % Achievement
Revenue	25%	$55.06	$55.50	$56.00	$50.35	0.0%
New First Year Orders	25%	$14.03	$14.80	$16.50	$8.49	0.0%
Adjusted EBITDA**	25%	$12.08	$12.40	$12.70	$10.84	0.0%
Adjusted EPS**	25%	$0.17	$0.18	$0.19	$0.15	0.0%

Target Achievement Payout %			Weighted Average Payout
100%	110%	120%	0.0%

*	Dollar amounts in millions, except adjusted EPS.
**	For a detailed description of how the Company uses non-GAAP metrics and arrived at Adjusted EBITDA and Adjusted EPS for the full year 2014, see our fourth quarter earnings release and Form 8-K dated February 18, 2015.

The 2014 VCP 100% target in Revenue required the Company to exceed the upper end of the Company’s publicly forecast 2014 revenue range. The 2014 VCP 100% target for Adjusted EPS required the Company to meet the upper end of the Company’s publicly forecast 2014 adjusted EPS range. The 2014 VCP 100% targets in Adjusted EBITDA and Adjusted EPS were based on detail internal budget forecasts and were calculated by applying the same methodology used to determine the actual Adjusted EBITDA and Adjusted EPS reported quarterly in our earnings release.

The table below sets forth the variable compensation amounts payable to our named executive officers at 100% target achievement under the 2014 VCP, and the amounts actually paid.

Name	Year	Amount Payable at 100% Target Achievement	Amount Actually Paid	Weighted Average Payout Percentage
Richard D. Spurr	2014	$220,000	$-0-	0.0%
James F. Brashear	2014	$80,063	$-0-	0.0%
Michael W. English	2014	$79,188	$-0-	0.0%
David J. Robertson	2014	$87,500	$-0-	0.0%
Russell J. Morgan	2014	$80,500	$-0-	0.0%

Equity-based Awards

General

We historically awarded stock options to our executives as a means of retaining and motivating them over the longer-term (and to attract potential executives to accept employment with us). In 2012, we began awarding time-based restricted stock or restricted stock units to our NEOs. In 2014, we awarded performance-based restricted stock units to our CEO and time-based restricted stock or restricted stock units to our other executive officers. We did not grant any stock options to our executives in 2014.

We have historically offered an equity element to executive compensation for the following reasons:

•	Equity-based awards motivate the award recipient to work to achieve the financial and business metrics that our Board establishes from time-to-time because it enables the option recipient to share in the success of our Company’s business , if and when that success is reflected in our stock price.

•	Equity-based awards are crucial to recruiting and retaining the services of qualified and talented personnel (i.e., the award recipient).

•	We have no non-qualified deferred compensation arrangements and no pension plans; accordingly, our Board believes that equity-based awards are a primary means by which our executives anticipate accumulating value for retirement.

Equity awards, to the extent made, are granted to our executive officers based on the following factors:

•	The impact of the individual’s role to our Company;

•	The individual’s experience, skills and/or knowledge in fulfilling that role;

•	The value of grants in employee retention and motivation for future performance;

•	An assessment of peer companies’ equity-based compensation for similarly-situated executives; and

•	Achieving parity among our executive officers.

Policies and Practices

The Board generally considers and makes equity-based compensation awards to each of our executive officers on an annual basis. The Board generally grants equity awards in the first quarter of each year, following the public announcement of the Company’s financial performance for the prior calendar year.

All stock options granted by the Company have an exercise price equal to or greater than the market price of our common stock on the day of the grant.

Frequency of Advisory Shareholder Vote on Executive Compensation

At the 2011 Annual Meeting of Shareholders, our stockholders expressed a preference that advisory votes on executive compensation be held on an annual basis. Consistent with this preference, the Board of Directors determined to implement an advisory vote on executive compensation on an annual basis until the next required vote on the frequency of stockholder votes on the compensation of executive officers, which is scheduled to occur at the 2017 annual meeting.

Impact of Accounting and Tax Treatments of Compensation

The compensation committee considers the anticipated accounting and tax treatment to the Company and the participants in its review and establishment of compensation programs and payments, but the tax and accounting treatment of the salary compensation, variable compensation, stock options or stock awards paid or awarded to our executives generally is not a material factor in determining the magnitude of compensation payable to our executives or the relative mix of these elements in their compensation packages.

We understand that compensation in excess of $1,000,000 per year realized by any of our five most highly compensated executive officers would not be deductible by us for federal income tax purposes unless the compensation arrangement complies with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Company’s incentive plans are intended to permit awards that are exempt under 162(m), but deductibility of compensation is only one factor that the Compensation Committee and Board take into account in setting executive pay. Accordingly, the Compensation Committee and the Board reserve the right to issue awards that may not be deductible under 162(m).

Equity Ownership Guidelines

We do not currently have stock ownership or equity award retention guidelines for our directors or executive officers.

Executive Termination Benefits Agreements

We have agreements with certain of our executive officers and other key executives which provide for payments to those executives if their employment is terminated under specified circumstances. The Board believes that these executive termination benefit agreements (“ETBAs”) encourage employee retention and provide legal consideration supporting the enforceability of confidentiality, non-competition and non-solicitation obligations undertaken by our executives. See “Severance Benefits” for a summary of these ETBAs and the benefits potentially payable in certain scenarios.

In 2014 we made several updates to our standard form ETBA:

•	We made the separation payment period equal to twelve months’ of base salary without respect to the executive’s tenure with the Company.

•	We included in the separation payment a pro rata amount of VCP, based on the date of separation during the performance measurement period.

•	We made the health benefits separation payment equal to twelve months’ COBRA health insurance coverage without respect to the executive’s tenure with the Company.

2015 Executive Compensation Program

The Compensation Committee engaged Paradox to prepare a new executive compensation study with the following objectives:

•	Analyze competitive market pay (base salary, bonus and long-term compensation) for the named executive officers and other direct reports of the CEO,

•	Determine appropriate executive pay components and, as necessary, revise the annual incentive plan and develop long-term incentive specifications and award opportunities, and

•	Guide decisions regarding level and mix of pay (base salaries versus incentives) for key executive positions.

The 2014 study was completed in June 2014 and included a comparative analysis of the actual and target total direct compensation paid by companies in a 16-company peer group, as well as survey data for comparably-sized companies in the software and services industries. The study indicated that, on average, the Company’s executive base salaries were slightly below median. Although the Company’s EBITDA was the highest of the peer group companies for the years included in the study, actual total cash compensation was significantly below median, due to the fact that the Company has not paid executive bonuses in recent years. Paradox indicated that this suggested that the Company may have set a higher standard for performance than comparable companies. Similarly, total direct compensation, which includes actual total cash and the value of equity awards, was, on average, substantially below median for our NEOs. The 2014 study also indicated that the use of performance-based equity awards is a growing trend among public companies.

Following the Board’s consideration of the 2014 study, the Company made several changes to its executive compensation program for 2015:

•	The 2015 VCP includes award levels that begin paying 50 percent of the VCP opportunity at 90 percent of the target levels and increase, using straight line interpolation, to paying 100 percent of the VCP opportunity at 100 percent of target levels for each of the four objective metrics that were used in previous years, New First Year Orders, Revenue, Adjusted EBITDA and Adjusted EPS.

•	The 2015 equity grants to the executive officers include both time-based restricted stock units (RSUs) and performance-based RSUs .

•	50% of each executive officers’ 2015 equity grant is time-based RSUs that vest annually and pro rata over three years.

•	50% of each executive officers’ 2015 equity grant is performance-based RSUs with vesting that is conditioned on the Company meeting target levels of New First Year Orders.

•	Those performance-based RSUs are divided into three equal tranches, with a tranche allocated to each annual performance period 2015, 2016 and 2017. For each tranche, 50 percent of the RSUs in that tranche will vest at 90 percent of the target level of New First Year Orders for the applicable annual performance period, and vesting will increase using straight line interpolation up to 100 percent vesting of that tranche at 100 percent of the target level of New First Year Orders for the annual performance period. The tranche of performance-based RSUs allocated to each annual performance period will automatically terminate and be forfeited if the Company’s New First Year Orders for the applicable performance period, as determined by the Committee, is less than 90% of the target New First Year Orders for that annual performance period.

Minor market adjustments were made to the base salaries of several executive officers.

The Compensation Committee has also asked Paradox to assess and evaluate the Company’s Board compensation structure, with the following objectives:

•	Advise the Compensation Committee as to best practices for Board compensation in the Company’s industry,

•	Assess the competitiveness of the Company’s Board compensation, both in terms of type (equity versus cash) and amount, and

•	Implement a structure that reflects both industry best practice and competitive data.

The Committee considered the findings of this study, but did not make any changes to our Board compensation program for 2015.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee has recommended to our Board that the “Compensation Discussion and Analysis” be included in this Amendment No. 1 to the 2014 Annual Report.

April 30, 2015	Respectfully submitted by the Compensation Committee,

Michael E. Dailey
Taher A. Elgamal (Chair)
Maribess L. Miller

Affirmed by non-member independent directors,

Mark J. Bonney
Robert C. Hausmann

Summary Compensation Table

The following table sets forth the compensation during the last three years paid to or earned by the Company’s CEO, CFO and the three other most highly compensated executive officers who were serving as executive officers as of the end of 2014.

Name and Principal Position	Year	Salary	Stock Awards (1)		Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Richard D. Spurr	2014	$350,000	$466,000	(4)	—	—	$13,207	$829,207
Chairman, Chief Executive	2013	$350,000	$345,000		$212,690	—	$9,781	$917,471
Officer and President	2012	$330,000	$373,500		$771,665	$181,500	$8,561	$1,665,226

James F. Brashear	2014	$228,750	$69,900		—	—	$7,899	$306,549
Vice President, General	2013	$225,000	$138,000		—	—	$7,673	$370,673
Counsel and Secretary	2012	$225,000	$44,820		$66,318	$61,875	$3,651	$401,664

Michael W. English	2014	$226,250	$93,200		—	—	$3,235	$322,684
Vice President and Chief	2013	$215,000	$172,500		—	—	$2,038	$389,538
Financial Officer	2012	$187,500	$44,820		$94,553	$28,875	$1,754	$357,502

Russell J. Morgan(5)	2014	$208,311	$69,900		—	—	$10,402	$288,613
Vice President, Client	2013	$223,238	$120,750		—	—	$9,337	$353,325
Services	2012	$230,000	$32,370		$67,766	$61,875	$11,509	$403,520

David J. Robertson	2014	$250,000	$186,400		—	—	$10,051	$446,451
Vice President, Engineering	2013	$250,000	$207,000		—	—	$8,594	$465,594
	2012	$240,000	$249,000		$234,582	$61,875	$7,430	$792,887

(1)	The stated amount is the aggregate grant date fair value of (a) stock awards, such as restricted stock and restricted stock units, and (b) stock options awarded. These amounts were computed in accordance with the requirements of FASB ASC Topic 718. The assumptions underlying the computation of the fair market value of these options (and the corresponding compensation expense during calendar years 2012, 2013 and 2014) are set forth in Footnote 3, “Stock Options and Stock-based Employee Compensation” to our Audited Financial Statements included in our 2014 Annual Report on Form 10-K.
(2)	The stated amounts represent annual incentive compensation paid based on the achievement of the predetermined performance objectives approved by the independent members of our Board of Directors. The actual cash payment for attainment of all or part of the objectives may be paid at the end of calendar year associated with the goals and/or at the beginning of the next calendar year. Because the Company failed to achieve the applicable performance goals for 2014, the named executive officers did not receive any VCP payouts in 2014 or 2015 for the 2014 VCP.

(3)	Includes 401(k) Company contribution (which we offer on a non-discriminatory basis to all 401(k) plan participants), and life insurance premiums paid by the Company (which we offer on a non-discriminatory basis to all full-time employees) for the benefit of the named person. Also includes for some executives the value of guest travel to a Company meeting.
(4)	Mr. Spurr received a performance-based equity grant of 100,000 shares in 2014. The performance target under the 2014 New First Year Orders metric was not met, and the grant was cancelled as of December 31, 2014. See 2014 Grants of Plan Based Awards table below.
(5)	Actual compensation to Mr. Morgan was paid in Canadian dollars and has been translated to U.S. dollars using the 2014, 2013 and 2012 average daily exchange rates, respectively, of 0.906, 0.971 and 1.000 U.S. dollars per Canadian dollar.

2014 Grants of Plan-Based Awards

The following table sets forth the plan-based awards granted to named executive officers pursuant to Company plans during 2014.

Name	Grant Date of Equity- Based Awards	Award Type	Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Awards (2)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
			Target	Maximum	Target(#)
Richard D. Spurr	02/21/14	Restricted Stock Unit			100,000	—	—	—	$466,000
		Cash Incentive	$220,000	$264,000

James F. Brashear	02/21/14	Restricted Stock(4)			—	15,000	—	—	$69,900
		Cash Incentive	$80,063	$96,076

Michael W. English	02/21/14	Restricted Stock(4)			—	20,000	—	—	$93,200
		Cash Incentive	$79,188	$95,026

Russell J. Morgan	02/21/14	Restricted Stock Unit(4)			—	15,000	—	—	$69,900
		Cash Incentive	$80,500	$96,600

David J. Robertson	02/21/14	Restricted Stock(4)			—	40,000	—	—	$186,400
		Cash Incentive	$87,500	$105,000

(1)	The target and maximum amounts were established by the independent members of the Board pursuant to our 2014 VCP. The 2014 VCP provided that the amounts to be paid would be based on the achievement of pre-determined performance objectives stated in the VCP. Because the Company failed to achieve the applicable performance goals for 2014, the named executive officers did not receive any VCP payouts for calendar year 2014. See “Compensation Discussion and Analysis — Executive Officer Variable Compensation” above for more information pertaining to the performance metrics that were used to determine the eligibility for VCP payments in 2014.
(2)	Mr. Spurr received a performance-based equity grant of 100,000 shares in 2014. The performance target under the 2014 New First Year Orders metric was not met, and the grant was cancelled as of December 31, 2014.
(3)	The stated amount is the aggregate fair market value of the option grant on the grant date computed in accordance with the requirements of FASB ASC Topic 718. The assumptions underlying the computation of the fair market value are set forth in Footnote 3, “Stock Options and Stock-based Employee Compensation” to our audited financial statements included in our 2014 Annual Report on Form 10-K.
(4)	Reflects restricted stock or restricted stock units issued under the Company’s 2012 Incentive Plan that vest annually on a pro-rata basis through the fourth anniversary of the grant date.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards granted to the named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Grant Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested
	Exercisable	Unexercisable(1)
Richard D. Spurr	350,000	—	$3.78	03/23/05	03/22/15
	350,000	—	$4.00	03/02/06	03/01/16
	400,000	—	$4.87	12/20/07	12/19/17
	100,000	—	$3.86	07/28/11	07/27/21
	183,333	16,667	$2.90	02/23/12	02/22/22
	140,625	109,375	$2.49	07/26/12	07/25/22	75,000	(2)	$279,000
	43,750	56,250	$3.45	02/21/13	02/20/23	75,000	(2)	$270,000
James F. Brashear	30,000	—	$3.86	07/28/11	07/27/21
	3,334	1,667	$2.93	03/08/12	03/07/22
	1,125	7,875	$2.49	07/26/12	07/25/22	9,000	(2)	$32,400
				02/21/13	02/20/23	30,000	(2)	$108,000
				02/20/14	02/19/24	15,000	(2)	$54,000
Michael W. English	9,000	—	$4.87	12/20/07	12/19/17
	30,000	—	$3.86	07/28/11	07/27/21
	32,083	2,917	$2.93	03/08/12	03/07/22
	5,625	7,875	$2.49	07/26/12	07/25/22	9,000	(2)	$32,400
				02/21/13	02/20/23	37,500	(2)	$135,000
				02/20/14	02/19/24	20.000	(2)	$72,000
Russell J. Morgan	40,000	—	$3.00	02/22/06	02/21/16
	50,000	—	$4.87	12/20/07	12/19/17
	16,000	—	$1.11	12/23/08	12/22/18
	56,572	—	$2.05	02/18/10	02/17/20
	35,000	—	$3.86	07/28/11	07/27/21
	22,916	2,084	$2.93	03/08/12	03/07/22
	7,312	5,688	$2.49	07/26/12	07/25/22	6,500	(3)	$23,400
				02/21/13	02/20/23	26,250	(3)	$94,500
				02/20/14	02/19/24	15,000	(3)	$54,000
David J. Robertson	100,000	—	$3.00	02/22/06	02/21/16
	100,000	—	$1.50	12/18/06	12/17/16
	75,000	—	$4.87	12/20/07	12/19/17
	18,750	—	$1.11	12/23/08	12/22/18
	80,000	—	$2.05	02/18/10	02/17/20
	40,000	—	$3.86	07/28/11	07/27/21
	36,666	3,334	$2.93	03/08/12	03/07/22
	56,250	43,750	$2.49	07/26/12	07/25/22	50,000	(2)	$180,000
				02/21/13	02/20/23	45,000	(2)	$162,000
				02/20/14	02/19/24	40,000	(2)	$144,000

(1)	Option grants made prior to June 2012 vest quarterly on a pro-rata basis through the third anniversary of the grant date. Options granted after June 2012 vest quarterly on a pro-rata basis through the fourth anniversary of the grant date.
(2)	The restrictions on these restricted stock grants lapse annually on a pro-rata basis through the fourth anniversary of the grant date.
(3)	These restricted stock units vest annually on a pro-rata basis through the fourth anniversary of the grant date.

2014 Option Exercises and Stock Vested

The following table presents information concerning stock options exercised by the named executive officers in 2014 and stock awards held by our named executive officers that vested in 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Richard D. Spurr	—	$0	62,500	$246,250
James F. Brashear	23,999	$22,289	14,500	$62,380
Michael W. English	—	$0	17,000	$74,105
Russell J. Morgan	—	$0	12,000	$52,218
David J. Robertson	—	$0	40,000	$156,350

Pension Benefits

We have no Company-sponsored plans that provide for specified retirement payments and benefits, or payments and benefits that will be provided primarily following retirement, to any Company employees.

Nonqualified Deferred Compensation

We have no Company-sponsored plans that provide for the payment of nonqualified deferred compensation to any Company employees.

Separation Payments and Change of Control Payments

General

We have agreements with certain of our executive officers and other key executives which provide for payments to those executives if their employment is terminated under specified circumstances. The Board believes that these executive termination benefit agreements (“ETBAs”) encourage employee retention and provide legal consideration supporting the enforceability of confidentiality, non-competition and non-solicitation obligations undertaken by our executives. These ETBAs, and the benefits potentially payable in certain scenarios, are summarized in the text and table below.

Severance Benefits

Our ETBAs provide for separation payments if the executive’s employment is terminated “other than for cause,” or the executive resigns for “good reason,” as those terms are defined in the agreement. The separation payment is equal to 12 months’ base salary (based on the executive’s highest base salary during the term of his or her employment), plus an amount equal to the payout level for the executive’s performance-based compensation under the relevant plan, as if a Change in Control had occurred. For the VCP, such amount would be pro rated based on the date of separation during the performance measurement period.

For purposes of the ETBA, “Good reason” includes a material diminution in the authority, duties or responsibilities of the executive or the person to whom the executive reports, a material diminution in the executive’s base salary, a material change in the geographic location at which the employee must perform services, a material diminution in the budget over which the executive retains authority, or a material breach of the agreement by the Company. The executive may not resign for good reason unless he or she provides adequate notice to the Company affording it an opportunity to remedy the situation giving rise to the good reason event.

For all of the named executive officers with ETBAs, the separation payments would be made over a twelve month period and are conditioned upon the executive providing the Company a release of liability and complying with non-competition, non-solicitation and other covenants.

Accelerated Vesting of Equity-Based Awards

Under the ETBAs, if the executive’s employment is terminated “other than for cause,” with or without a change in control, or the executive resigns for “good reason” within two years following a change in control, all of that executive’s unvested stock options, restricted stock and restricted stock units will immediately vest. For awards subject to performance-based vesting requirements, performance will be deemed to have been achieved at the target level (if the termination occurs during the first half of the performance period) or the greater of target and actual performance as of the date of the change in control (if the termination occurs during the second half of the performance period). The Board believes these vesting acceleration provisions encourage employee retention and in the case of a pending “change in control” transaction motivate the employee to exert efforts to see that the change in control transaction is consummated.

Health Benefits Continuation

Under the ETBAs, the Company will pay the cost of continuation of health benefits for twelve months for the executive officers upon a termination without cause, or a resignation for good reason, as stated in the agreements. The payment will be equal to the cost of 12 months’ COBRA health insurance coverage, in excess of the amount the executive would have had to pay for such coverage if he or she remained an employee during such period. For executives resident outside the U.S., a $1,500 per month payment would be made in lieu of such COBRA amount.

Potential Payments Upon Termination or Change in Control

The table below summarizes the value of potential payments and benefits that our named executive officers would receive if they had terminated employment on December 31, 2014 under the circumstances shown, or if a change in control of the Company had occurred on December 31, 2014. The table excludes (1) amounts that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and (2) vested account balances in our 401(k) Plan that are generally available to all of our employees. Actual amounts to be paid can only be determined at the time of such executive’s termination of service.

Name	Benefit	Termination “Without Cause” With or Without a Change in Control	Resignation for “Good Reason” Following a Change in Control	Change in Control (Absent Termination without Cause or Resignation for Good Reason)		Voluntary Termination (without Good Reason)	Death	Disability
Richard D. Spurr	Severance Pay (1)	$350,000	$350,000	—		—	—	—
	Variable Compensation Plan Pro Rata Payment(2)	—	—	—		—	—	—
	Stock Option Vesting Acceleration (3)	$141,511	$141,511	—	(4)	—	—	—
	Stock Restriction Lapses	$540,000	$540,000	—	(4)	—	—	—
	Health Care Benefits (COBRA) (1)	$5,583	$5,583	—		—	—	—

James F. Brashear	Severance Pay (1)	$230,000	$230,000	—		—	—	—
	Variable Compensation Plan Pro Rata Payment(2)	—	—	—		—	—	—
	Stock Option Vesting Acceleration (3)	$29,897	$29,897	—	(4)	—	—	—
	Stock Restriction Lapses	$246,600	$246,600	—	(4)	—	—	—
	Health Care Benefits (COBRA) (1)	$20,692	$20,692	—		—	—	—

Michael W. English	Severance Pay (1)	$230,000	$230,000	—		—	—	—
	Variable Compensation Plan Pro Rata Payment(2)	—	—	—		—	—	—
	Stock Option Vesting Acceleration (3)	$10,696	$10,696	—	(4)	—	—	—
	Stock Restriction Lapses	$239,400	$239,400	—	(4)	—	—	—
	Health Care Benefits (COBRA) (1)	$20,692	$20,692	—		—	—	—

Russell J. Morgan	Severance Pay (1)	$230,000	$230,000	—		—	—	—
	Variable Compensation Plan Pro Rata Payment(2)	—	—	—		—	—	—
	Stock Option Vesting Acceleration (3)	$7,710	$7,710	—	(4)	—	—	—
	Stock Restriction Lapse	$171,900	$171,900	—	(4)	—	—	—
	Health Care Benefits (1)	$18,000	$18,000	—		—	—	—

David J. Robertson	Severance Pay (1)	$250,000	$250,000	—		—	—	—
	Variable Compensation Plan Pro Rata Payment(2)	—	—	—		—	—	—
	Stock Option Vesting Acceleration (3)	$50,796	$50,796	—	(4)	—	—	—
	Stock Restriction Lapses	$486,000	$486,000	—	(4)	—	—	—
	Health Care Benefits (COBRA)(1)	$20,692	$20,692	—		—	—	—

(1)	Severance and health care benefits continuation would be paid over 12 months to all named executive officers.

(2)	Variable Compensation Plan payments would be made pro rata based on the date of separation. The level of performance is deemed to be at least the 100% target performance level for each metric, or the greater of target or the actual performance level if separation occurs in the last six months of the performance measurement period.
(3)	Value determined based upon the difference between our stock price on December 31, 2014 of $3.60 and the exercise price of unvested options, if positive, multiplied by the number of options that would become vested upon the termination of employment and/or change in control.
(4)	Assumes that the stock options, restricted stock, and restricted stock units are assumed by the acquiror in a change in control. If the acquiror does not assume or equitably convert the awards, or issue substitute awards, then the vesting would accelerate, and the value of such acceleration would be the same as provided in the first column of this table.

Director Compensation

General

A director who is an employee of the Company receives no additional compensation for his or her services as a director. A director who is not an employee (a non-employee director) receives compensation for his or her services as described in the following paragraphs. All directors are reimbursed for reasonable expenses incurred in connection with attendance at board and committee meetings.

Retainer

Each non-employee director receives a quarterly retainer for service as a director. The amount and form of the retainer are fixed from time to time by the Board. For 2014, the quarterly retainer was $22,000, with an additional $2,000 quarterly retainer for service on each committee of the board, and an additional $500 quarterly retainer for service as a chair of a committee of the board. The non-executive Chairman of the Board receives an additional quarterly retainer of $5,000.

Non-employee directors do not receive additional compensation for attending board or committee meetings.

Option Awards

New directors generally receive a grant of options under the Company’s Incentive Plan following their initial election or appointment to the board.

2014 Director Compensation Paid

The following table sets forth the cash and non-cash compensation paid to our non-employee directors who served in calendar year 2014:

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Total
Mark J. Bonney(3)	$100,000	*	$100,000
Michael E. Dailey	$96,000	*	$96,000
Taher A. Elgamal	$106,000	*	$106,000
Robert C. Hausmann(4)	$106,000	*	$106,000
Maribess L. Miller	$106,000	*	$106,000
Antonio R. Sanchez III(5)	$48,000	*	$48,000

(1)	See the discussion above for an explanation of the cash compensation paid to our directors.

(2)	The aggregate number of stock options held by each of the non-employee directors as of December 31, 2014, was as follows:

Name	Total Options Outstanding
Mark J. Bonney	25,000
Michael E. Dailey	25,000
Taher A. Elgamal	25,000
Robert C. Hausmann	179,500
Maribess L. Miller	30,000
Antonio R. Sanchez III	46,000

All of these options were vested as of March 31, 2015.

(3)	Fees earned in cash by Mr. Bonney are paid to On Board Advisors, LLC.
(4)	Fees earned in cash by Mr. Hausmann are paid to Business Services Group, LLC.
(5)	Mr. Sanchez left the Board on June 11, 2014.

Compensation Committee Interlocks and Insider Participation

During 2014, the Compensation Committee consisted of Taher A. Elgamal (chair), Michael E. Dailey and Maribess L. Miller, each of whom was an independent director. None of the members of the Compensation Committee is or was, during 2014 or previously, an officer or employee of our Company or any of our subsidiaries and none had any relationship requiring disclosure under Item 404 of the SEC’s Regulation S-K. During 2014, none of our executive officers served as a member of a Board of Directors or compensation committee of any other entity that had one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 31, 2015 (unless otherwise indicated) the shares of our common stock that were beneficially owned by each director, by each executive officer, by all of our directors and executive officers as a group, and by all persons known by us to beneficially own more than 5% of our outstanding common stock. We do not have any equity or security ownership requirements or guidelines for our directors or executive officers.

	Amount and Nature of Beneficial Ownership(1)
Beneficial Owner(2)	Total Beneficial Ownership	Percent of Class(3)
Mark J. Bonney(4)	35,000	*
Michael E. Dailey(5)	42,000	*
Taher A. Elgamal(6)	25,000	*
Robert C. Hausmann(7)	187,530	*
Maribess L. Miller(8)	41,000	*
Richard D. Spurr(9)	1,753,672	3.0%
James F. Brashear(10)	132,626	*
Michael W. English(11)	194,969	*
Russell J. Morgan(12)	234,009	*
David J. Robertson(13)	830,884	1.4%
BlackRock Inc.(14)	4,303,756	7.5%
Wellington Management Company LLP (15)	6,579,422	11.5%

TOTAL	14,359,868	25.0%

All directors and executive officers as a group (10 persons)	3,476,690	6.0%

*	Denotes ownership of less than 1%.
(1)	Reported in accordance with the beneficial ownership rules of the SEC. Unless otherwise noted, each shareholder listed in the table has both sole voting and sole investment power over the common stock shown as beneficially owned, subject to community property laws where applicable.
(2)	Unless otherwise noted, the address for each beneficial owner is c/o Zix Corporation, 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960.
(3)	Percentages are based on the total number of shares of our common stock outstanding at March 31, 2015, which was 57,375,827 shares. Shares of our common stock that were not outstanding but could be acquired upon exercise of an option or other convertible security within 60 days of March 31, 2015 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by a particular person. However, those shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.
(4)	Includes purchased shares and shares that Mr. Bonney has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31,2015.
(5)	Includes purchased shares and shares that Mr. Dailey has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31,2015.
(6)	Includes shares that Dr. Elgamal has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2015.
(7)	Includes purchased shares and shares that Mr. Hausmann has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31,2015.
(8)	Includes purchased shares and shares that Ms. Miller has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2015.

(9)	Includes purchased shares, restricted stock and 1,278,125 shares that Mr. Spurr has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2015.

(10)	Includes restricted stock and 38,376 shares that Mr. Brashear has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2015.

(11)	Includes restricted stock and 81,875 shares that Mr. English has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2015.

(12)	Includes purchased shares and 231,509 shares that Mr. Morgan has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2015.

(13)	Includes purchased shares, restricted stock and 522,500 shares that Mr. Robertson has the right to acquire under outstanding stock options that are currently exercisable or that become exercisable within 60 days of March 31, 2015.

(14)	As reported in Schedule 13G filed on January 26, 2015, Blackrock, Inc., 40 East 52nd Street New York, New York 10022, has sole voting power with respect to 4,027,159 shares and sole dispositive power with respect to 4,303,756 shares.

(15)	As reported in Schedule 13G filed on February 12, 2015, Wellington Management Company, LLP, 280 Congress Street Boston, Massachusetts 02210, has shared voting power with respect to 4,098,827 shares and shared dispositive power with respect to 6,579,422 shares.

Equity Compensation Plan Information

The following table provides information about our equity compensation arrangements that have been approved by our shareholders, as well as equity compensation arrangements that have not been approved by our shareholders, as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	4,648,399	$3.29	839,404
Equity compensation plans not approved by shareholders	24,860	$2.67	0
Total	4,673,259	$3.29	839,400

A description of the material terms of our equity arrangements that have not been approved by our shareholders follows:

Non-Shareholder-Approved Stock Option Agreements With Employees

As of December 31, 2014, option grants to employees were outstanding covering 12,860 and 12,000 shares under our 2001 Employee Stock Option Plan and 2003 New Employee Stock Option Plan, respectively. The terms of these stock option plans and plan arrangements are substantially the same as the provisions of our 2004 Stock Option Plan. These options have exercise prices ranging from $1.50 to $4.87. The exercise price of all of these options was the fair market value of our common stock or greater on the date of grant, and the vesting periods ranged from immediately vested to vesting pro-rata over three years.

Non-Shareholder-Approved Stock Option Agreements With Third Parties

From time-to-time, we may grant stock options to advisory board members, consultants, contractors, and other third parties for services provided to our Company. At December 31, 2014, no options were outstanding under non-shareholder approved arrangements to non-employees.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There have been no transactions since January 1, 2014, between the Company and any “related person” required to be reported under SEC Regulation S-K, Item 404(a). Todd R. Spurr, the son of our Director and CEO, is employed as a Renewals Manager in our encrypted email business sales department. Todd Spurr’s employment with us pre-dates his father’s employment with us. Todd Spurr’s compensation is comprised of a base salary and commissions and is commensurate with other similarly-situated employees.

Our Audit Committee Charter provides that the Audit Committee reviews and addresses conflicts of interest of directors and officers. Unless otherwise approved by another independent body of the Board of Directors in accordance with NASDAQ Listing Rule 5630, the Audit Committee reviews, discusses with management and, if deemed advisable, the Company’s independent auditor, and determines whether to approve any transactions or courses of dealing with related parties. “Transactions or courses of dealing with related parties” includes all transactions required to be disclosed under Item 404 of Regulation S-K.

Our Board of Directors Procedures and Corporate Governance Overview provides that if there is a proposed transaction between the Company and a “related person” that is required to be publicly reported under Item 404(a) of SEC Regulation S-K, the following procedures apply:

•	The transaction is reviewed by disinterested directors, and the affirmative vote of a majority of the disinterested directors is required to approve the transaction;

•	The director that is or has a relationship with the “related person” in the transaction is permitted to provide information relating to the transaction in question, either verbally or in writing;

•	The disinterested directors are afforded an opportunity to meet and discuss the transaction in question in executive session (i.e., without the presence of the “related person” director); and

•	The director that is the related person in the transaction abstains from voting on the matter.

Director Independence

Our Board has determined that all of our Board members other than Richard D. Spurr are “independent” as defined in the NASDAQ Listing Rules. The NASDAQ independence definition includes a series of objective tests, that the subject director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the NASDAQ Listing Rules, our Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	Principal Accountant Fees and Services

General

Whitley Penn LLP has been appointed by the Audit Committee as our independent registered public accounting firm for fiscal year 2015. Also, Whitley Penn LLP was selected by the Audit Committee as our independent registered public accounting firm the previous nine consecutive fiscal years. Whitley Penn’s service in that role in each of those years was ratified by our shareholders.

A representative of Whitley Penn LLP is expected to be present at our 2015 Annual Meeting of Shareholders, and will have the opportunity to make a statement and to respond to appropriate questions.

Fees Paid to Independent Public Accountants

Following is a summary of Whitley Penn’s professional fees billed to us for the years ended December 31, 2013 and December 31, 2014:

	2013		2014
Audit Fees	197,298	(1)	200,213	(1)
Audit-Related Fees	16,837	(2)	17,285	(2)
Tax Fees	0		0
All Other Fees	0		0

Total Fees	$214,135		$217,498

(1)	Audit fees consist of the annual audits of our consolidated financial statements included in our Annual Report on Form 10-K, the quarterly review of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, as well as accounting advisory services related to financial accounting matters, and other services related to filings made with the SEC.
(2)	Audit-related fees consist of required audits of our employee benefit plan.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee is required to pre-approve the audit and non-audit services to be performed by Whitley Penn LLP in order to assure that the provision of services does not impair the auditor’s independence. Annually, Whitley Penn LLP presents to our Audit Committee the services that are expected to be performed by the independent auditor for succeeding fiscal year. Our Audit Committee reviews and, as it deems appropriate, pre-approves those services. The services and estimated fees are to be presented to our Audit Committee for consideration in the following categories: Audit, Audit-Related, Tax and All Other (each as defined in Schedule 14A under the Securities Exchange Act of 1934). For each service listed in those categories, our Audit Committee receives detailed documentation indicating the specific services to be provided. The term of any pre-approval is 12 months from the date of pre-approval, unless our Audit Committee specifically provides for a different period. Our Audit Committee reviews, on at least an annual basis, the services provided by Whitley Penn LLP and the fees incurred for those services. Our Audit Committee may also revise the list of pre-approved services and related fees from time-to-time, based on subsequent determinations. All of the services provided by Whitley Penn LLP in 2014 were approved in accordance with the Audit Committee’s pre-approval policies, and all of the services expected to be provided by Whitley Penn LLP in 2015 have been pre-approved by our Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Exhibit Number		Description

3.1	—	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	—	Amended and Restated Bylaws of Zix Corporation dated March 12, 2014. Filed as Exhibit 3.2 to Zix Corporation’s Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.1†	—	1995 Long-Term Incentive Plan of Zix Corporation (Amended and Restated as of September 20, 2000). Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

10.2†	—	Zix Corporation 1999 Directors’ Stock Option Plan (Amended and Restated as of August 1, 2002). Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.3†	—	Zix Corporation 2001 Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.6 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.4†	—	Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.5 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.5†	—	Zix Corporation’s 2003 New Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.4 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.6†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.3 to Zix Corporation’s Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.7†	—	Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2005). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.8†	—	Zix Corporation 2004 Directors’ Stock Option Plan, dated May 6, 2004. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and incorporated herein by reference.

10.9†	—	Zix Corporation 2006 Directors’ Stock Option Plan (Amended and Restated as of June 7, 2007) Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.10†	—	Form of Stock Option Agreement (with no “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.2 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.11†	—	Form of Stock Option Agreement (with “change in control” provision) for Zix Corporation Stock Option Plans. Filed as Exhibit 10.3 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.12†	—	Form of Stock Option Agreement (with “acceleration event” provision) for Zix Corporation Stock Option Plans and applicable to option agreements held by the Company’s chief executive officer and direct reports. Filed as Exhibit 10.17 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.13	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.14	—	Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.15†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.16†	—	Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.

10.17†	—	Form of Zix Corporation Employee Stock Option Agreement. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.

10.18†	—	Form of Director Indemnification Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 20, 2010, and incorporated herein by reference.

10.19†	—	Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, and incorporated herein by reference.

10.20†	—	Zix Corporation 2012 Incentive Plan. Filed as Appendix A of Schedule 14A on April 27, 2012, and incorporated herein by reference.

10.21†	—	Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, and incorporated herein by reference.

10.22	—	Shareholder’s Agreement dated December 28, 2012, among Zix Corporation, and Rockall Emerging Markets Master Fund Limited, Meldrum Asset Management, LLC, Fulvio Dobrich, Con Egan, Conor O’Driscoll, Michael E. Dailey, and Mark J. Bonney. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 31, 2012, and incorporated herein by reference.

21.1	—	Subsidiaries of Zix Corporation. Filed as Exhibit 21.1 to Zix Corporation’s Annual Report on Form 10-K dated December 31, 2009, and incorporated herein by reference.

23.1***	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

31.1*	—	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	—	Certification of Richard D. Spurr and Michael W. English, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1***	—	101. INS (XBRL Instance Document)

101. SCH (XBRL Taxonomy Extension Schema Document)

101. CAL (XBRL Calculation Linkbase Document)

101. LAB (XBRL Taxonomy Label Linkbase Document)

101. DEF (XBRL Taxonomy Linkbase Document)

101. PRE (XBRL Taxonomy Presentation Linkbase Document)

*	Filed herewith.
**	Furnished herewith.
***	Previously filed with the 2014 Annual Report, as originally filed with the SEC on March 11, 2015.
****	Previously furnished with the 2014 Annual Report, as originally filed with the SEC on March 11, 2015.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on April 30, 2015.

ZIX CORPORATION

By:	/s/ RICHARD D. SPURR
Richard D. Spurr
President and Chief Executive Officer