Form 10-Q
period 2015-03-31
ZIX CORP
filed 2015-05-04
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, par value $0.01 per share	57,519,466

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,902	$21,685
Receivables, net	1,045	1,452
Prepaid and other current assets	2,122	2,372
Deferred tax assets	1,331	1,763

Total current assets	29,400	27,272
Property and equipment, net	4,650	4,399
Goodwill	2,161	2,161
Deferred tax assets	49,782	49,892

Total assets	$85,993	$83,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492	$506
Accrued expenses	2,522	2,930
Deferred revenue	21,102	21,587

Total current liabilities	24,116	25,023
Long-term liabilities:
Deferred revenue	1,153	898
Deferred rent	1,506	1,533

Total long-term liabilities	2,659	2,431

Total liabilities	26,775	27,454
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 75,461,287 issued and 57,375,827 outstanding in 2015 and 75,017,775 issued and 56,980,789 outstanding in 2014	745	741
Additional paid-in capital	363,532	361,579
Treasury stock, at cost; 18,085,460 common shares in 2015 and 18,036,986 common shares in 2014	(67,067)	(66,882)
Accumulated deficit	(237,992)	(239,168)

Total stockholders’ equity	59,218	56,270

Total liabilities and stockholders’ equity	$85,993	$83,724

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)	Three Months Ended March 31,
	2015	2014
Revenues	$13,073	$12,162
Cost of revenues	2,213	2,025

Gross margin	10,860	10,137
Operating expenses:
Research and development	2,105	2,201
Selling, general and administrative	6,915	6,289

Total operating expenses	9,020	8,490

Operating income	1,840	1,647
Other income, net	23	62

Income before income taxes	1,863	1,709
Income tax expense	(687)	(650)

Net Income	$1,176	$1,059

Basic income per common share	$0.02	$0.02

Diluted income per common share	$0.02	$0.02

Basic weighted average common shares outstanding	56,496,303	59,375,283

Diluted weighted average common shares outstanding	57,395,616	60,891,563

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
(In thousands, except shares)	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2014	75,017,775	$741	$361,579	$(66,882)	$(239,168)	$56,270
Issuance of common stock upon exercise of stock options	406,012	4	1,485	—	—	1,489
Issuance of common stock upon vesting of restricted stock units	37,500	—	—	—	—	—
Employee stock-based compensation costs	—	—	468	(185)	—	283
Net income	—	—	—	—	1,176	1,176

Balance, March 31, 2015	75,461,287	$745	$363,532	$(67,067)	$(237,992)	$59,218

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$1,176	$1,059
Non-cash items in net income:
Depreciation and amortization	504	399
Employee stock-based compensation costs	468	481
Changes in deferred taxes	542	537
Changes in operating assets and liabilities:
Receivables	407	(78)
Prepaid and other current assets	250	387
Accounts payable	(153)	(89)
Deferred revenue	(230)	(1,376)
Accrued and other liabilities	(435)	413

Net cash provided by operating activities	2,529	1,733
Investing activities:
Purchases of property and equipment	(616)	(391)

Net cash used in investing activities	(616)	(391)
Financing activities:
Proceeds from exercise of stock options	1,489	41
Purchase of treasury shares	(185)	(6,403)

Net cash provided by (used in) financing activities	1,304	(6,362)

Increase (decrease) in cash and cash equivalents	3,217	(5,020)
Cash and cash equivalents, beginning of period	21,685	27,518

Cash and cash equivalents, end of period	$24,902	$22,498

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp®,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2015, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

2. Recent Accounting Standards and Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

Debt Issuance

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for us beginning of 2016, and is not expected to have a material impact on our consolidated financial statements.

3. Stock-Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include stock options, restricted stock awards (“RSA’s”), and restricted stock units (“RSU’s”). As of March 31, 2015, the Company had 4,044,497 stock options outstanding and 194,404 shares available for grant.

Stock Option Activity

There were 406,012 stock options exercised for the three month period ended March 31, 2015, and 16,473 stock options exercised for the three month period ended March 31, 2014. There was no excess tax benefit recorded in the three month period ended March 31, 2015, related to the 406,012 option exercises.

The following is a summary of all stock option transactions during the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2014	4,490,509	$3.42
Granted at market price	—	—
Cancelled or expired	(40,000)	$4.99
Exercised	(406,012)	$3.67

Outstanding at March 31, 2015	4,044,497	$3.39	4.15

Options exercisable at March 31, 2015	3,772,778	$3.44	3.91

At March 31, 2015, we had 2,660,689 stock options outstanding and 2,388,980 options exercisable in which the exercise price was lower than the market price of the Company’s common stock. The aggregate intrinsic value of these options was $3.1 million and $2.8 million, respectively.

Restricted Stock Activity

The following is a summary of all RSA activity during the three months ended March 31, 2015:

	Restricted Shares	Weighted Average Fair Value
Outstanding at December 31, 2014	604,250	$3.45
Granted at market price	—	—
Vested	(131,250)	3.77
Cancelled	—	—

Unvested restricted stock at March 31, 2015	473,000	$3.36

A $2 thousand excess tax benefit was recorded in the three month period ended March 31, 2015, related to the 131,250 vesting RSA’s.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended March 31, 2015:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at December 31, 2014	182,750	$3.52
Granted at market price	215,000	3.88
Vested	(37,500)	3.89
Cancelled	—	—

Unvested restricted stock units at March 31, 2015	360,250	$3.69

Performance Unit Activity

The following is a summary of all performance unit (“PU”) activity during the three months ended March 31, 2015:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at December 31, 2014	—	—
Granted at market price	215,000	$3.88
Vested	—	—
Cancelled	—	—

Unvested restricted stock units at March 31, 2015	215,000	$3.88

The weighted average grant-date fair value of awards of restricted stock, RSU’s (collectively “restricted stock”), and PU’s is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended March 31, 2015, the total stock-based employee compensation expense resulting from stock options, restricted stock, RSU’s, and PU’s was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cost of revenues	$51	$51
Research and development	66	60
Selling, general and administrative	351	370

Stock-based compensation expense	$468	$481

A deferred tax asset totaling $128 thousand and $135 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the three month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $3.6 million of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the incentive plans. This cost is expected to be recognized over a weighted average period of 1.60 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash income tax payments	$74	$124
Non-cash investing and financing activities:
Payables related to purchases of capitalized assets	$(139)	$39
Excess tax benefit on exercise of employee stock options	$—	$1
Excess tax benefit on vesting of restricted awards	$2	$41

5. Receivables, net

(In thousands)	March 31, 2015	December 31, 2014
Gross Accounts Receivables	$7,867	$8,116
Allowance for returns and doubtful accounts	(68)	(108)
Unpaid portion of deferred revenue	(6,754)	(6,556)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$1,045	$1,452

Our gross accounts receivables for the year ended 2014 included $318 thousand associated with a tenant improvement allowance received as an incentive when we renewed the lease for our Dallas headquarters in 2013. The tenant improvement receivable was collected in full at March 31, 2015.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2015.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three months ended March 31, 2015 and 2014, are as follows:

	March 31,
	2015	2014
Basic weighted average shares	56,496,303	59,375,283
Effect of dilutive securities:

Employee and director stock options	663,926	1,174,657
Restricted Stock	180,308	265,098
RSU’s	55,079	76,320
PU’s	—	205

Potential dilutive common shares	57,395,616	60,891,563

During the three months ended March 31, 2015, weighted average shares related to 2,109,962 stock options, 105,000 shares of restricted stock, 106,548 RSU’s and 97,944 PU’s were excluded from the calculation of diluted earnings per share because they were anti-dilutive. During the three months ended March 31, 2014, weighted average shares related to 2,602,755 stock options, 46,667 shares of restricted stock, 18,333 RSU’s and 33,333 PU’s were excluded from the calculation of diluted earnings per share because they were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at March 31, 2015, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$10,480	$1,370	$2,158	$2,049	$4,903

We have not entered into any material, non-cancelable purchase commitments at March 31, 2015.

Claims and Proceedings

We are from time to time involved in legal claims, litigation, and other legal proceedings. Although we may incur significant expenses in those matters, we do not expect a material adverse effect on our operations or financial results from current or concluded legal proceedings.

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

9. Common Stock Repurchase Program

On January 6, 2015, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $10 million of its shares of common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Any share purchases would be funded from existing cash resources and may be suspended or discontinued at any time. No shares were repurchased during the three months ended March 31, 2015, under this program. The share repurchase program will expire on July 31, 2015.

During the three months ended March 31, 2014, the Company repurchased 1,407,129 shares at an aggregate cost of $6.2 million, completing a $15 million share repurchase program authorized by our board of directors in 2013.

10. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46 million reserve. Any reduction to this $46 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2015 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2014, will remain unchanged at December 31, 2015. For this reason, the Company has recognized its first quarter 2015 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

ZixCorp offers email encryption, data loss prevention (“DLP”), and Bring-Your-Own-Device (“BYOD”) security to meet business data protection and compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including significant federal financial regulators—such as the Federal Financial Institutions Examination Council (“FFIEC”), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (“SEC”), one in every four U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

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

The main differentiation for Zix Email Encryption in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of secure, encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on receivers, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the receiver’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery by (1) ZixDirectory®, the world’s largest email encryption community which is designed to share identities of our tens of millions of members (growing by approximately 110,000 members per week), (2) ZixCorp’s Best Method of Delivery ™, which is designed to deliver email according to the sender’s encryption policy, and (3) ZixGateway®, which is an enterprise gateway that automatically decrypts the message. The result is the industry’s only transparent encrypted email, such that secure email can be exchanged without extra steps or passwords for both senders and receivers. ZixCorp delivers more than 1,100,000 encrypted messages on a typical day. Of those messages, 75% are exchanged transparently between senders and receivers.

ZixCorp launched ZixDLP®, an email-specific DLP solution in early 2013. By focusing strictly on email, ZixDLP addresses business’s greatest source of data loss – corporate email. ZixDLP’s straightforward approach decreases the complexity and cost often associated with other DLP solutions. ZixDLP is also designed to reduce deployment time from months to hours and to minimize impact on customer resources and workflow. In addition, ZixDLP offers a convenient experience for both employees interacting with the solution and administrators managing the system.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

First Quarter 2015 Summary of Operations

Financial

•	Revenue for the quarter ended March 31, 2015, was $13.1 million compared with $12.2 million for the same period in 2014, representing a 7% increase.

•	Gross margin for the quarter ended March 31, 2015, was $10.9 million or 83% of revenues compared with $10.1 million or 83% of revenues for the comparable period in 2014.

•	Net income for the quarter ended March 31, 2015, was $1.2 million compared with net income of $1.1 million in the comparable period in 2014.

•	Ending cash and cash equivalents were $24.9 million on March 31, 2015, compared with $21.7 million on December 31, 2014.

Operations

•	New first year orders (“NFYOs”) for the quarter ended March 31, 2015, were $2.0 million. As of March 31, 2015, backlog was $70.3 million.

Revenues

Our Company provides subscription-based services. The following table sets forth a quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,		3-month Variance 2015 vs. 2014
(In thousands)	2015	2014	$	%
Revenues	$13,073	$12,162	911	7%

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

As of March 31, 2015, total backlog was $70.3 million and we expect approximately 56% of the total backlog to be recognized as revenue during the next twelve months. As of March 31, 2015, the backlog was comprised of the following elements: $22.3 million of deferred revenue that has been billed and paid, $6.7 million billed but unpaid, and approximately $41.3 million of unbilled contracts. The first quarter ending backlog was a 7% increase over the $65.9 million backlog at the end of the first quarter 2014 and was a 1% increase as compared to the ending backlog of $69.3 million at December 31, 2014.

Orders — Total orders were $14.3 million and $12.5 million for the three-month periods ended March 31, 2015 and 2014, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2.0 million and $2.0 million for the three-month period ended March 31, 2015 and 2014, respectively.

Cost of Revenues

The following table sets forth a quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended March 31,		3-month Variance 2015 vs. 2014
(In thousands)	2015	2014	$	%
Cost of revenues	$2,213	$2,025	$188	9%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The nine percent period over period increase was approximately split between costs associated with increases in average headcount and depreciation expense resulting primarily from investments in ZixOne networking equipment.

Research and Development Expenses

The following table sets forth a quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended March 31,		3-month Variance 2015 vs. 2014
(In thousands)	2015	2014	$	%
Research and development expenses	$2,105	$2,201	$(96)	(4%)

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The 4% decrease in expenses in the first quarter of 2015 compared to the same period in 2014 resulted primarily from reduction in contractor headcount, partially offset by increased depreciation expense.

Selling and Marketing Expenses

The following table sets forth a quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended March 31,		3-month Variance 2015 vs. 2014
(In thousands)	2015	2014	$	%
Selling and marketing expenses	$4,794	$4,217	$577	14%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The 14% increase in the first quarter of 2015 compared to the same period in 2014 resulted primarily from an increase in average headcount and advertising and promotional expense.

General and Administrative Expenses

The following table sets forth a quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended March 31,		3-month Variance 2015 vs. 2014
(In thousands)	2015	2014	$	%
General and administrative expenses	$2,121	$2,072	$49	2%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The 2% increase in the first quarter of 2015 compared to the same period in 2014 resulted primarily from increased average headcount and consulting fees.

Provision for Income Taxes

The Company’s provision for income taxes was $687 thousand and $650 thousand for the three-month periods ended March 31, 2015 and 2014, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our March 31, 2015, provision of $687 thousand included $543 thousand in deferred taxes, $73 thousand in state taxes currently payable based on gross revenues, $26 thousand related to the federal Alternative Minimum Tax, and $45 thousand in taxes related to our Canadian operations. Our March 31, 2014, provision of $650 thousand included $536 thousand in deferred taxes, $53 thousand in state taxes currently payable based on gross revenues, $27 thousand related to the federal Alternative Minimum Tax, and $34 thousand in taxes related to our Canadian operations.

There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the three month periods ended March 31, 2015 and 2014. Additionally, we have not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three-month period ended March 31, 2015. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At March 31, 2015, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The Company did not reserve $51.1 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $43.2 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $4.8 million relating to temporary differences between GAAP and tax-related expense, $1.9 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.2 million related to Alternative Minimum Tax credits.

Any reduction to the $46 million valuation allowance related to our deferred tax asset is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2015 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2014, will remain unchanged at December 31, 2015. For this reason, the Company has recognized its first quarter 2015 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Income

The net income for the three months ended March 31, 2015, of $1.2 million is a slight increase compared to the net income of $1.1 million for the same period last year. Our increased revenue was largely offset by a higher selling and marketing expense, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At March 31, 2015, our cash and cash equivalents totaled $24.9 million, an increase of $3.2 million from the December 31, 2014 balance, and we had no debt.

Sources and Uses of Cash Summary

	Three Months Ended March 31,
(In thousands)	2015	2014
Net cash provided by operations	$2,529	$1,733
Net cash used in investing activities	$(616)	$(391)
Net cash provided by (used in) financing activities	$1,304	$(6,362)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first quarter of 2015 were evenly split between computer and networking equipment purchases and furniture and leasehold improvements associated with the lease renewal for our Dallas headquarters. Our 2014 investing activities consisted of computer and networking equipment purchases.

Cash received from financing activities in the first quarter of 2015 include the receipt of $1.5 million from the exercise of stock options offset by $185 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. Cash used in financing activities in the first quarter of 2014 include $6.2 million used in completion of the $15 million share repurchase program authorized by our board of directors, and $160 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. These usages were partially offset by $41 thousand received from the exercise of stock options.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of March 31, 2015. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	400,553	$585	400,553	$585
$2.00 - $3.49	1,750,636	4,772	1,478,927	4,044
$3.50 - $4.99	1,893,308	8,334	1,893,308	8,334

Total	4,044,497	$13,691	3,772,788	$12,963

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at March 31, 2015, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$10,480	$1,370	$2,158	$6,952

We have not entered into any material, non-cancelable purchase commitments at March 31, 2015.

We have severance agreements with certain employees which would require the Company to pay up to approximately $3.5 million if all such employees separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

ZIX CORPORATION

Date: May 4, 2015	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)