Form 10-Q
period 2015-06-30
ZIX CORP
filed 2015-08-05
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Common Stock, par value $0.01 per share	57,524,999

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,974	$21,685
Receivables, net	1,259	1,452
Prepaid and other current assets	2,361	2,372
Deferred tax assets	1,324	1,763

Total current assets	32,918	27,272
Property and equipment, net	4,595	4,399
Goodwill	2,161	2,161
Deferred tax assets	49,278	49,892

Total assets	$88,952	$83,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$619	$506
Accrued expenses	3,070	2,930
Deferred revenue	21,159	21,587

Total current liabilities	24,848	25,023
Long-term liabilities:
Deferred revenue	1,107	898
Deferred rent	1,479	1,533

Total long-term liabilities	2,586	2,431

Total liabilities	27,434	27,454
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 76,201,826 issued and 57,837,766 outstanding in 2015 and 75,017,775 issued and 56,980,789 outstanding in 2014	752	741
Additional paid-in capital	366,043	361,579
Treasury stock, at cost; 18,364,060 common shares in 2015 and 18,036,986 common shares in 2014	(68,400)	(66,882)
Accumulated deficit	(236,877)	(239,168)

Total stockholders’ equity	61,518	56,270

Total liabilities and stockholders’ equity	$88,952	$83,724

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Revenues	$13,302	$12,615	$26,375	$24,777
Cost of revenues	2,429	2,032	4,642	4,057

Gross margin	10,873	10,583	21,733	20,720
Operating expenses:
Research and development	2,094	2,218	4,199	4,419
Selling, general and administrative	7,046	6,778	13,961	13,067

Total operating expenses	9,140	8,996	18,160	17,486

Operating income	1,733	1,587	3,573	3,234
Other income, net	29	12	52	74

Income before income taxes	1,762	1,599	3,625	3,308
Income tax expense	(647)	(622)	(1,334)	(1,272)

Net Income	$1,115	$977	$2,291	$2,036

Basic income per common share	$0.02	$0.02	$0.04	$0.03

Diluted income per common share	$0.02	$0.02	$0.04	$0.03

Basic weighted average common shares outstanding	57,146,014	58,565,002	56,822,953	58,967,904

Diluted weighted average common shares outstanding	58,373,407	59,466,867	57,886,307	60,176,977

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
(In thousands, except shares)	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2014	75,017,775	$741	$361,579	$(66,882)	$(239,168)	$56,270
Issuance of common stock upon exercise of stock options	1,146,551	11	3,631	—	—	3,642
Issuance of common stock upon vesting of restricted stock units	37,500	—	—	—	—	—
Employee stock-based compensation costs	—	—	833	(185)	—	648
Treasury repurchase program	—	—	—	(1,333)	—	(1,333)
Net income	—	—	—	—	2,291	2,291

Balance, June 30, 2015	76,201,826	$752	$366,043	$(68,400)	$(236,877)	$61,518

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$2,291	$2,036
Non-cash items in net income:
Depreciation and amortization	1,051	794
Employee stock-based compensation costs	833	917
Changes in deferred taxes	1,053	1,061
Changes in operating assets and liabilities:
Receivables	193	(221)
Prepaid and other current assets	11	(79)
Accounts payable	266	281
Deferred revenue	(219)	11
Accrued and other liabilities	86	1,040

Net cash provided by operating activities	5,565	5,840
Investing activities:
Purchases of property and equipment	(1,400)	(857)

Net cash used in investing activities	(1,400)	(857)
Financing activities:
Proceeds from exercise of stock options	3,642	62
Purchase of treasury shares	(1,518)	(6,403)

Net cash provided by (used in) financing activities	2,124	(6,341)

Increase (decrease) in cash and cash equivalents	6,289	(1,358)
Cash and cash equivalents, beginning of period	21,685	27,518

Cash and cash equivalents, end of period	$27,974	$26,160

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2015, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

The standard is effective for us beginning 2018, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

Debt Issuance

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for us beginning in 2016, and is not expected to have a material impact on our consolidated financial statements.

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include stock options, restricted stock awards (“Restricted Stock”), and restricted stock units (“RSU’s”). During our annual meeting held June 24, 2015, our shareholders approved the Zix Corporation Amended and Restated 2012 Incentive Plan which increased the number of shares available for grant by 3,600,000. As of June 30, 2015, the Company had 3,298,333 stock options outstanding and 3,943,348 shares available for grant.

Stock Option Activity

There were 740,539 and 1,146,551 stock options exercised for the three and six month period ended June 30, 2015, respectively. There were 7,500 and 23,973 stock options exercised for the three and six month period ended June 30, 2014, respectively. There was no excess tax benefit recorded in the three or six month period ended June 30, 2015, related to the 740,539 or 1,146,551 option exercises, respectively.

The following is a summary of all stock option transactions during the three months ended June 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at March 31, 2015	4,044,497	$3.39
Granted at market price	—	—
Cancelled or expired	(5,625)	$2.49
Exercised	(740,539)	$2.91

Outstanding at June 30, 2015	3,298,333	$3.50	4.24

Options exercisable at June 30, 2015	3,076,144	$3.55	4.02

At June 30, 2015, we had 3,298,333 stock options outstanding and 3,061,588 options exercisable with an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these options was $5.5 million and $4.9 million, respectively.

Restricted Stock Activity

The following is a summary of all Restricted Stock activity during the three months ended June 30, 2015:

	Restricted Shares	Weighted Average Fair Value
Non-vested at March 31, 2015	473,000	$3.36
Granted at market price	—	—
Vested	—	—
Cancelled	(40,250)	3.57

Unvested restricted stock at June 30, 2015	432,750	$3.34

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended June 30, 2015:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at March 31, 2015	360,250	$3.69
Granted at market price	—	—
Vested	—	—
Cancelled	(32,500)	3.88

Unvested restricted stock units at June 30, 2015	327,750	$3.68

Performance Unit Activity

The following is a summary of all performance unit (“PU”) activity during the three months ended June 30, 2015:

	Performance Units	Weighted Average Fair Value
Non-vested at March 31, 2015	215,000	$3.88
Granted at market price	—	—
Vested	—	—
Cancelled	(32,500)	3.88

Unvested performance units at June 30, 2015	182,500	$3.88

The weighted average grant-date fair value of awards of Restricted Stock, RSU’s, and PU’s is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and six month period ended June 30, 2015, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSU’s, and PU’s was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Cost of revenues	$47	$99
Research and development	61	126
Selling, general and administrative	257	608

Stock-based compensation expense	$365	$833

A deferred tax asset totaling $223 thousand and $254 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the six month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $2.9 million of total unrecognized stock-based compensation related to non-vested stock-based compensation awards granted under the incentive plans. This cost is expected to be recognized over a weighted average period of 1.45 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash income tax payments	$260	$292
Non-cash investing and financing activities:
Payables related to purchases of capitalized assets	$153	$72
Excess tax benefit on exercise of employee stock options	$—	$9
Excess tax benefit on vesting of restricted awards	$—	$41

5. Receivables, net

(In thousands)	June 30, 2015	December 31, 2014
Gross Accounts Receivables	$10,018	$8,116
Allowance for returns and doubtful accounts	(186)	(108)
Unpaid portion of deferred revenue	(8,573)	(6,556)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$1,259	$1,452

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

The reduction for unpaid deferred revenue represents future customer service or maintenance obligations which have been billed to customers, but remain unpaid as of the respective balance sheet dates. Deferred revenue on our consolidated balance sheets represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at June 30, 2015.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014, are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Basic weighted average shares	57,146,014	58,565,002	56,822,953	58,967,904
Effect of dilutive securities:
Employee and director stock options	889,639	700,857	776,782	937,757
Restricted stock	185,581	153,583	182,945	209,341
RSU’s	100,810	47,425	77,945	61,872
PU’s	51,363	—	25,682	103

Potential dilutive common shares	58,373,407	59,466,867	57,886,307	60,176,977

During the three months ended June 30, 2015, weighted average shares related to 960,051 stock options, 67,445 shares of Restricted Stock, and 27,500 RSU’s were excluded from the calculation of diluted earnings per share because they were anti-dilutive. During the six months ended June 30, 2015, weighted average shares related to 1,535,007 stock options, 86,223 shares of Restricted Stock, 67,024 RSU’s and 48,972 PU’s were excluded from the calculation of diluted earnings per share because the awards were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at June 30, 2015, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$10,329	$1,468	$2,161	$2,055	$4,645

We have not entered into any material, non-cancelable purchase commitments at June 30, 2015.

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

9. Common Stock Repurchase Program

On May 11, 2015, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $15 million of its shares of common stock from time to time in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Any share purchases would be funded from existing cash resources and may be suspended or discontinued at any time. The share repurchase program will expire on October 31, 2015. During the three months ended June 30, 2015, the Company repurchased 278,600 shares at an aggregate cost of $1.3 million under this program. On May 11, 2015, the board of directors also approved the termination of the $10 million share repurchase program announced in January 2015. No shares were repurchased under that program.

During the three months ended March 31, 2014, the Company repurchased 1,407,129 shares at an aggregate cost of $6.2 million, completing a $15 million share repurchase program authorized by our board of directors in 2013.

10. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46 million reserve. Any reduction to this $46 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2015 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2014, will remain unchanged at December 31, 2015. For this reason, the Company has recognized its first and second quarter 2015 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Overview

ZixCorp® offers email encryption, data loss prevention (“DLP”), and Bring-Your-Own-Device (“BYOD”) security to meet business data protection and compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including significant federal financial regulators— such as the Federal Financial Institutions Examination Council (FFIEC), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), one in every four U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

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

The main differentiation for Zix Email Encryption in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of secure, encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on receivers, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the receiver’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery by (1) ZixDirectory®, the world’s largest email encryption community which is designed to share identities of our tens of millions of members (growing by approximately 110,000 members per week), (2) ZixCorp’s Best Method of DeliveryTM, which is designed to deliver email according to the sender’s encryption policy, and (3) ZixGateway®, which is an enterprise gateway that automatically decrypts the message. The result is the industry’s only transparent encrypted email, such that secure email can be exchanged without extra steps or passwords for both sender and receiver. ZixCorp delivers more than 1,100,000 encrypted messages on a typical day. Of those messages, 75% are exchanged transparently between senders and receivers.

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

Our business operations and service offerings are supported by the ZixData Center™, a SysTrust/SOC3 certified, SOC2 accredited, PCI, DSS V2.0 certified facility. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust/SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 (formerly SAS70 Type II) report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day and has a track record that exceeds 99.99% availability.

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

Results of Operations

Second Quarter 2015 Summary of Operations

Financial

•	Revenue for the quarter ended June 30, 2015, was $13.3 million compared with $12.6 million for the same period in 2014, representing a 5% increase.

•	Gross margin for the quarter ended June 30, 2015, was $10.9 million or 82% of revenues compared with $10.6 million or 84% of revenues for the comparable period in 2014.

•	Net income for the quarter ended June 30, 2015, was $1.1 million compared with net income of $1.0 million in the comparable period in 2014.

•	Ending cash and cash equivalents were $28.0 million on June 30, 2015, compared with $21.7 million on December 31, 2014.

Operations

•	New first year orders (“NFYOs”) for the quarter ended June 30, 2015, were $2.5 million. As of June 30, 2015, backlog was $73.9 million.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter and six month comparisons of the Company’s revenues:

	Three Months Ended June 30,		3-month Variance 2015 vs. 2014		Six Months Ended June 30,		6-month Variance 2015 vs. 2014
(in thousands)	2015	2014	$	%	2015	2014	$	%
Revenues	$13,302	$12,615	$687	5%	$26,375	$24,777	$1,598	6%

The increase in revenue was due to the growth inherent in a successful subscription-based business model with steady additions to the subscriber base coupled with a high rate of existing customer renewals.

Revenue Indicators — Backlog, Orders and Deployments

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of June 30, 2015, total backlog was $73.9 million and we expect approximately 56% of the total backlog to be recognized as revenue during the next twelve months. As of June 30, 2015, the backlog was comprised of the following elements: $22.2 million of deferred revenue that has been billed and paid, $8.6 million billed but unpaid, and approximately $43.1 million of unbilled contracts. The backlog at June 30, 2015, was 8% higher than the $68.4 million backlog at the end of the second quarter 2014 and 7% higher than the ending backlog of $69.3 million at December 31, 2014.

Orders — Total orders were $17.4 million and $15.7 million for the three-month periods ended June 30, 2015 and 2014, respectively. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2.5 million and $2.4 million for the three-month periods ended June 30, 2015 and 2014, respectively.

Cost of Revenues

The following table sets forth the quarter-over-quarter and six month comparisons of the cost of revenues:

	Three Months Ended June 30,		3-month Variance 2015 vs. 2014		Six Months Ended June 30,		6-month Variance 2015 vs. 2014
(in thousands)	2015	2014	$	%	2015	2014	$	%
Cost of revenues	$2,429	$2,032	$397	20%	$4,642	$4,057	$585	14%

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

Research and Development Expenses

The following table sets forth the quarter-over-quarter and six month comparisons of our research and development expenses:

	Three Months Ended June 30,		3-month Variance 2015 vs. 2014		Six Months Ended June 30,		6-month Variance 2015 vs. 2014
(in thousands)	2015	2014	$	%	2015	2014	$	%
Research and development expenses	$2,094	$2,218	$(124)	(6)%	$4,199	$4,419	$(220)	(5)%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff and development contractors, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The three and six month decreases reflected in the table above resulted primarily from reductions in average internal staff and contractor headcount, partially offset by increased depreciation expense.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter and six month comparisons of our selling and marketing expenses:

	Three Months Ended June 30,		3-month Variance 2015 vs. 2014		Six Months Ended June 30,		6-month Variance 2015 vs. 2014
(in thousands)	2015	2014	$	%	2015	2014	$	%
Selling and marketing expenses	$4,859	$4,713	$146	3%	$9,653	$8,930	$723	8%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The 3% increase in the second quarter of 2015 compared to the same period in 2014 resulted primarily from an increase in average headcount, increases in bad debt expense and software license expenses, offset by a decrease in advertising and promotional expense. The 8% six-month variance resulted primarily from an increase in average headcount and software license expenses.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter and six month comparisons of our general and administrative expenses:

	Three Months Ended June 30,		3-month Variance 2015 vs. 2014		Six Months Ended June 30,		6-month Variance 2015 vs. 2014
(in thousands)	2015	2014	$	%	2015	2014	$	%
General and administrative expenses	$2,187	$2,065	$122	6%	$4,308	$4,137	$171	4%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The three and six month increases reflected in the table above resulted primarily from an increase in average headcount and consulting fees.

Provision for Income Taxes

The provision for income taxes was $647 thousand and $622 thousand for the three-month periods ended June 30, 2015 and 2014, respectively, and $1.3 million for each of the six-month periods ended June 30, 2015 and 2014. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $46 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our June 30, 2015, provision of $1.3 million includes $1.1 million in deferred taxes, $145 thousand in state taxes currently payable based on gross revenues, $52 thousand related to the federal Alternative Minimum Tax, and $83 thousand in taxes related to our Canadian operations. Our June 30, 2014, provision of $1.3 million included $1.1 million in deferred taxes, $104 thousand in state taxes then payable based on gross revenues, $39 thousand related to the federal Alternative Minimum Tax, and $69 thousand in taxes related to our Canadian operations

There were no penalty-related charges to selling, general and administrative expenses accrued or recognized for the three month periods ended June 30, 2015 and 2014. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended June 30, 2015. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At June 30, 2015, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $50.6 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $42.8 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $4.7 million relating to temporary differences between GAAP and tax-related expense, $1.9 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.2 million related to Alternative Minimum Tax credits.

Any reduction to the $46 million valuation allowance related to our deferred tax asset is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2015 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2014, will remain unchanged at December 31, 2015. For this reason, the Company has recognized its first and second quarter 2015 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income

Our net income for the three months ended June 30, 2015, of $1.1 million is a slight increase of $0.1 million compared to our net income of $1.0 million for the same period last year. The slight increase in our net income was due to our increased revenue and lower research and development costs offset primarily by higher selling and marketing and general and administrative expense, all as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. At June 30, 2015, our cash and cash equivalents totaled $28.0 million, an increase of $6.3 million from the December 31, 2014 balance, and we had no debt.

Sources and Uses of Cash Summary

	Six Months Ended June 30,
(In thousands)	2015	2014
Net cash provided by operations	$5,565	$5,840
Net cash used in investing activities	$(1,400)	$(857)
Net cash provided by (used in) financing activities	$2,124	$(6,341)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities consist primarily of computer and networking equipment purchases. In the first six months of 2015 we additionally invested in furniture and leasehold improvements associated with the lease renewal for our Dallas headquarters.

Financing activities in the first six months of 2015 include the receipt of $3.6 million from the exercise of stock options offset by $1.3 million used in the share repurchase program authorized by our board of directors and $185 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. Cash used in financing activities in the first six months of 2014 included $6.2 million used in completion of the $15 million share repurchase program authorized by our board of directors, and $160 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. These usages were partially offset by $62 thousand received from the exercise of stock options.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of June 30, 2015. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	263,806	$382	263,806	$382
$2.00 - $3.49	1,329,600	3,548	1,107,411	2,950
$3.50 - $4.99	1,704,927	7,551	1,704,927	7,551

Total	3,298,333	$11,481	3,076,144	$10,883

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at June 30, 2015, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$10,329	$1,468	$2,161	$6,700

We have not entered into any material, non-cancelable purchase commitments at June 30, 2015.

We have severance agreements with certain employees which would require the Company to pay approximately $4.1 million if all such employees separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	(or Units) that May
			part of Publicly	Yet Be Purchased
	Total Number of Shares	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share(1)	Programs	Programs
April 1, 2015 to April 30, 2015	—	$—	—	$—
May 1, 2015 to May 31, 2015	184,800	$4.68	184,800	$14,100,000
June 1, 2015 to June 30, 2015	93,800	$4.99	93,800	$13,700,000

Total	278,600	$4.79	278,600	$13,700,000

[1]	The shares were repurchased under the $15 million stock repurchase program approved by our board of directors May 11, 2015. No shares were purchased other than through publicly announced programs during the periods shown.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Zix Corporation, dated March 12, 2014. Filed as Exhibit 3.2 to Zix Corporation’s Annual Report on Form 10-K, for the year ended December 31, 2013, and incorporated herein by reference.

10.1*	Form of Amended and Restated Employment Termination Benefits Agreement.

10.2	Zix Corporation Amended and Restated 2012 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-17995) filed with the Securities and Exchange Commission on May 13, 2015).

10.3*	Letter Agreement Concerning Transition Matters, dated as of July 21, 2015, by and between Zix Corporation and Richard D. Spurr.

10.4*	Second Amended and Restated Employment Termination Benefits Agreement, dated as of July 21, 2015, by and between Zix Corporation and Richard D. Spurr.

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZIX CORPORATION

Date: August 5, 2015	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)