Form 10-Q
period 2015-09-30
ZIX CORP
filed 2015-11-04
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Stock, par value $0.01 per share	55,479,489

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,058	$21,685
Receivables, net	1,243	1,452
Prepaid and other current assets	2,498	2,372
Deferred tax assets	1,311	1,763

Total current assets	29,110	27,272
Property and equipment, net	4,422	4,399
Goodwill	2,161	2,161
Deferred tax assets	48,175	49,892

Total assets	$83,868	$83,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159	$506
Accrued expenses	3,238	2,930
Deferred revenue	24,413	21,587

Total current liabilities	27,810	25,023
Long-term liabilities:
Deferred revenue	978	898
Deferred rent	1,454	1,533

Total long-term liabilities	2,432	2,431

Total liabilities	30,242	27,454
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 76,482,937 issued and 55,860,833 outstanding in 2015 and 75,017,775 issued and 56,980,789 outstanding in 2014	755	741
Additional paid-in capital	367,064	361,579
Treasury stock, at cost; 20,622,104 common shares in 2015 and 18,036,986 common shares in 2014	(79,243)	(66,882)
Accumulated deficit	(234,950)	(239,168)

Total stockholders’ equity	53,626	56,270

Total liabilities and stockholders’ equity	$83,868	$83,724

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Revenues	$14,011	$12,705	$40,386	$37,482
Cost of revenues	2,429	2,062	7,071	6,119

Gross margin	11,582	10,643	33,315	31,363
Operating expenses:
Research and development	2,044	2,234	6,243	6,653
Selling, general and administrative	6,420	6,544	20,381	19,611

Total operating expenses	8,464	8,778	26,624	26,264

Operating income	3,118	1,865	6,691	5,099
Other income, net	110	66	162	140

Income before income taxes	3,228	1,931	6,853	5,239
Income tax expense	(1,301)	(768)	(2,635)	(2,040)

Net Income	$1,927	$1,163	$4,218	$3,199

Basic income per common share	$0.03	$0.02	$0.07	$0.05

Diluted income per common share	$0.03	$0.02	$0.07	$0.05

Basic weighted average common shares outstanding	56,517,278	57,610,386	56,719,942	58,510,426

Diluted weighted average common shares outstanding	57,590,136	58,501,937	57,786,463	59,613,658

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2014	75,017,775	$741	$361,579	$(66,882)	$(239,168)	$56,270
Issuance of common stock upon exercise of stock options	1,399,412	14	4,314	—	—	4,328
Issuance of common stock upon vesting of restricted stock units	65,750	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,171	(361)	—	810
Treasury repurchase program	—	—	—	(12,000)	—	(12,000)
Net income	—	—	—	—	4,218	4,218

Balance, September 30, 2015	76,482,937	$755	$367,064	$(79,243)	$(234,950)	$53,626

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Operating activities:
Net income	$4,218	$3,199
Non-cash items in net income:
Depreciation and amortization	1,618	1,210
Employee stock-based compensation costs	1,171	1,334
Changes in deferred taxes	2,169	1,669
Changes in operating assets and liabilities:
Receivables	209	11
Prepaid and other current assets	(126)	290
Accounts payable	(241)	(482)
Deferred revenue	2,906	2,334
Accrued and other liabilities	229	1,015

Net cash provided by operating activities	12,153	10,580
Investing activities:
Purchases of property and equipment	(1,747)	(1,797)

Net cash used in investing activities	(1,747)	(1,797)
Financing activities:
Proceeds from exercise of stock options	4,328	457
Purchase of treasury shares	(12,361)	(16,496)

Net cash used in financing activities	(8,033)	(16,039)

Increase (decrease) in cash and cash equivalents	2,373	(7,256)
Cash and cash equivalents, beginning of period	21,685	27,518

Cash and cash equivalents, end of period	$24,058	$20,262

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2015, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include stock options, restricted stock awards (“Restricted Stock”), and restricted stock units (“RSUs”). During our annual meeting held June 24, 2015, our shareholders approved the Zix Corporation Amended and Restated 2012 Incentive Plan which increased the number of shares available for grant by 3,600,000. As of September 30, 2015, the Company had 3,044,068 stock options outstanding and 3,901,308 shares available for grant.

Stock Option Activity

There were 252,861 and 1,399,412 stock options exercised for the three and nine month periods ended September 30, 2015, respectively. There were 217,468 and 241,441 stock options exercised for the three and nine month periods ended September 30, 2014, respectively. There was no excess tax benefit recorded in the three or nine month periods ended September 30, 2015, related to the option exercises.

The following is a summary of all stock option transactions during the three months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at June 30, 2015	3,298,333	$3.50
Granted at market price	—	—
Cancelled or expired	(1,404)	$4.87
Exercised	(252,861)	$2.70

Outstanding at September 30, 2015	3,044,068	$3.56	3.84

Options exercisable at September 30, 2015	2,863,818	$3.61	3.65

At September 30, 2015, we had 2,041,732 stock options outstanding and 1,861,482 options exercisable with an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these options was $2.6 million and $2.3 million, respectively.

Restricted Stock Activity

The following is a summary of all Restricted Stock activity during the three months ended September 30, 2015:

	Restricted Shares	Weighted Average Fair Value
Non-vested at June 30, 2015	432,750	$3.34
Granted at market price	—	—
Vested	(109,500)	2.84
Cancelled	—	—

Non-vested restricted stock at September 30, 2015	323,250	$3.51

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended September 30, 2015:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at June 30, 2015	327,750	$3.68
Granted at market price	—	—

Vested	(28,250)	2.49
Cancelled	—	—

Non-vested restricted stock units at September 30, 2015	299,500	$3.79

Performance Unit Activity

The following is a summary of all performance unit (“PU”) activity during the three months ended September 30, 2015:

	Performance Units	Weighted Average Fair Value
Non-vested at June 30, 2015	182,500	$3.88
Granted at market price	—	—
Vested	—	—
Cancelled	—	—

Non-vested performance units at September 30, 2015	182,500	$3.88

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, and PUs is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and nine month periods ended September 30, 2015, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, and PUs was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Cost of revenues	$38	$136
Research and development	57	183
Selling, general and administrative	243	852

Stock-based compensation expense	$338	$1,171

A deferred tax asset totaling $312 thousand and $368 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the nine month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $2.5 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.34 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash income tax payments	$306	$399
Non-cash investing and financing activities:
Payables related to purchases of capitalized assets	$106	$(628)
Excess tax benefit on exercise of employee stock options	$—	$70
Excess tax benefit on vesting of restricted awards	$—	$69

5. Receivables, net

(In thousands)	September 30, 2015	December 31, 2014
Gross accounts receivables	$7,992	$8,116

Allowance for returns and doubtful accounts	(139)	(108)
Unpaid portion of deferred revenue	(6,610)	(6,556)
Note receivable	458	458
Allowance for note receivable	(458)	(458)

Receivables, net	$1,243	$1,452

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at September 30, 2015.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Basic weighted average shares	56,517,278	57,610,386	56,719,942	58,510,426
Effect of dilutive securities:
Employee and director stock options	767,104	701,111	773,556	858,876
Restricted stock	150,052	146,556	171,980	188,412
RSUs	108,299	43,884	88,063	55,876
PUs	47,403	—	32,922	68

Potential dilutive common shares	57,590,136	58,501,937	57,786,463	59,613,658

During the three months ended September 30, 2015, weighted average shares related to 920,050 stock options, and 3,995 shares of Restricted Stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. During the nine months ended September 30, 2015, weighted average shares related to 1,330,021 stock options, 58,813 shares of Restricted Stock, 44,683 RSUs and 32,648 PUs were excluded from the calculation of diluted earnings per share because the awards were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at September 30, 2015, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$9,938	$1,413	$2,078	$2,060	$4,387

We have not entered into any material, non-cancelable purchase commitments at September 30, 2015.

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

9. Common Stock Repurchase Program

During the three months ended September 30, 2015, the Company repurchased 2,223,270 shares at an aggregate cost of $10.7 million under a $15 million share repurchase authorized by our board of directors in May 2015. The share repurchase program was completed in October 2015. During the three months ended June 30, 2015, the Company repurchased 278,600 shares at an aggregate cost of $1.3 million under this program. On May 11, 2015, the board of directors also approved the termination of the $10 million share repurchase program announced in January 2015. No shares were repurchased under that program.

During the three months ended September 30, 2014, the Company repurchased 2,663,066 shares at an aggregate cost of $10 million, completing a $10 million share repurchase authorized by our board of directors in July 2014. During the three months ended March 31, 2014, the Company repurchased 1,407,129 shares at an aggregate cost of $6.2 million, completing a $15 million share repurchase program authorized by our board of directors in 2013.

10. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46 million reserve. Any reduction to this $46 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first, second, and third quarter 2015 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2014, will remain unchanged at December 31, 2015. For this reason, the Company has recognized its first, second, and third quarter 2015 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Results of Operations

Third Quarter 2015 Summary of Operations

Financial

•	Revenue for the quarter ended September 30, 2015, was $14.0 million compared with $12.7 million for the same period in 2014, representing a 10% increase.

•	Gross margin for the quarter ended September 30, 2015, was $11.6 million or 83% of revenues compared with $10.6 million or 84% of revenues for the comparable period in 2014.

•	Net income for the quarter ended September 30, 2015, was $1.9 million compared with net income of $1.2 million in the comparable period in 2014, representing a 66% increase.

•	Net income per diluted share was $0.03 for the quarter ended September 30, 2015, compared with net income per diluted share of $0.02 in the comparable period in 2014, representing a 68% increase.

•	Ending cash and cash equivalents were $24.1 million on September 30, 2015, compared with $20.3 million on September 30, 2014, and $21.7 million on December 31, 2014.

Operations

•	New first year orders (“NFYOs”) for the quarter ended September 30, 2015, were $2.7 million, compared with $1.6 million for the same period in 2014, representing a 67% increase.

•	Net cash provided by operations in the nine months ended September 30, 2015 was $12.2 million, compared to $10.6 million for the same period in 2014, representing a 15% increase.

•	As of September 30, 2015, backlog was $74.3 million, compared with $68.8 million as of September 30, 2014, an 8% increase.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter and nine month comparisons of the Company’s revenues:

	Three Months Ended September 30,		3-month Variance 2015 vs. 2014		Nine Months Ended September 30,		9-month Variance 2015 vs. 2014
(in thousands)	2015	2014	$	%	2015	2014	$	%

Revenues	$14,011	$12,705	$1,306	10%	$40,386	$37,482	$2,904	8%

The increase in revenue was due to the growth inherent in a successful subscription-based business model with steady additions to the subscriber base coupled with a high rate of existing customer renewals and contracted revenue in our backlog.

Revenue Indicators — Backlog and Orders

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of September 30, 2015, total backlog was $74.3 million and we expect approximately 56% of the total backlog, or approximately $41.9 million, to be recognized as revenue during the next twelve months. As of September 30, 2015, the backlog was comprised of the following elements: $25.4 million of deferred revenue that has been billed and paid, $6.6 million billed but unpaid, and approximately $42.3 million of unbilled contracts. The backlog at September 30, 2015, was 8% higher than the $68.8 million backlog at the end of the third quarter 2014 and 7% higher than the ending backlog of $69.3 million at December 31, 2014.

Orders — Total orders were $14.7 million and $13.4 million for the three-month periods ended September 30, 2015 and 2014, respectively, representing a 10% increase year-over-year. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2.7 million and $1.6 million for the three-month periods ended September 30, 2015 and 2014, respectively, representing a 67% increase year-over-year.

Cost of Revenues

The following table sets forth the quarter-over-quarter and nine month comparisons of the cost of revenues:

	Three Months Ended September 30,		3-month Variance 2015 vs. 2014		Nine Months Ended September 30,		9-month Variance 2015 vs. 2014
(in thousands)	2015	2014	$	%	2015	2014	$	%

Cost of revenues	$2,429	$2,062	$367	18%	$7,071	$6,119	$952	16%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The increases in 2015 compared to 2014 reflected in the table above resulted primarily from increases in average headcount and depreciation expense relating to investments in networking equipment.

Research and Development Expenses

The following table sets forth the quarter-over-quarter and nine month comparisons of our research and development expenses:

	Three Months Ended September 30,		3-month Variance 2015 vs. 2014		Nine Months Ended September 30,		9-month Variance 2015 vs. 2014
(in thousands)	2015	2014	$	%	2015	2014	$	%
Research and development expenses	$2,044	$2,234	$(190)	(9)%	$6,243	$6,653	$(410)	(6)%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The decreases in 2015 compared to 2014 reflected in the table above resulted primarily from reductions in average headcount, partially offset by increases in depreciation expense.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter and nine month comparisons of our selling and marketing expenses:

	Three Months Ended September 30,		3-month Variance 2015 vs. 2014		Nine Months Ended September 30,		9-month Variance 2015 vs. 2014
(in thousands)	2015	2014	$	%	2015	2014	$	%
Selling and marketing expenses	$4,158	$4,543	$(385)	(8)%	$13,811	$13,473	$338	3%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The decrease in the third quarter of 2015 compared to the same period in 2014 resulted primarily from a decrease in advertising and promotional expense, although some of this decrease resulted from a timing difference in expenses originally expected to be incurred in the third quarter of 2015, but now expected to be incurred in the fourth quarter of 2015. The nine-month variance resulted primarily from an increase in average headcount early in the year which was partially offset by decreased advertising and promotional expense during the first nine months of 2015.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter and nine month comparisons of our general and administrative expenses:

	Three Months Ended September 30,		3-month Variance 2015 vs. 2014		Nine Months Ended September 30,		9-month Variance 2015 vs. 2014
(in thousands)	2015	2014	$	%	2015	2014	$	%
General and administrative expenses	$2,262	$2,001	$261	13%	$6,570	$6,138	$432	7%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The three and nine month increases reflected in the table above resulted primarily from an increase in average headcount plus legal and other consulting fees partially offset by lower stock-based compensation and depreciation expenses.

Provision for Income Taxes

The provision for income taxes was $1.3 million and $768 thousand for the three-month periods ended September 30, 2015 and 2014, respectively, and $2.6 million and 2.0 million for each of the nine-month periods ended September 30, 2015 and 2014, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $46 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our September 30, 2015, provision of $2.6 million includes $2.2 million in deferred taxes, $218 thousand in state taxes currently payable based on gross revenues, $126 thousand related to the federal Alternative Minimum Tax, and $122 thousand in taxes related to our Canadian operations. Our September 30, 2014, provision of $2.0 million included $1.7 million in deferred taxes, $171 thousand in state taxes then payable based on gross revenues, $95 thousand related to the federal Alternative Minimum Tax, and $103 thousand in taxes related to our Canadian operations.

No tax penalty-related charges were accrued or recognized for the three month periods ended September 30, 2015 and 2014. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended September 30, 2015. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At September 30, 2015, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $49.5 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $41.8 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $4.5 million relating to temporary differences between GAAP and tax-related expense, $1.9 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.3 million related to Alternative Minimum Tax credits.

Any reduction to the $46 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first, second, and third quarter 2015 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2014, will remain unchanged at December 31, 2015. For this reason, the Company has recognized its first, second, and third quarter 2015 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income

Our net income for the three months ended September 30, 2015, of $1.9 million was an increase of $0.8 million compared to our net income of $1.2 million for the same period last year. The increase in our net income was due to our increased revenue and lower research and development and selling and marketing costs offset primarily by higher general and administrative expense and income tax expense, all as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. As mentioned above, for the first nine months of 2015, net cash provided by operations was $12.2 million, up 15% compared to the $10.6 million in the first nine months of 2014, reflecting the cash flow benefit of year-over-year NFYO growth and strong renewals. At September 30, 2015, our cash and cash equivalents totaled $24.1 million, an increase of $2.4 million from the December 31, 2014 balance, and we had no debt. This increase in our cash position occurred notwithstanding our expenditure of $12.0 million in the first nine months of 2015 under a share repurchase program, as discussed below.

Sources and Uses of Cash Summary

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net cash provided by operations	$12,153	$10,580
Net cash used in investing activities	$(1,747)	$(1,797)
Net cash provided by (used in) financing activities	$(8,033)	$(16,039)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities consist primarily of computer and networking equipment purchases. In the first nine months of 2015 we additionally invested in furniture and leasehold improvements associated with the lease renewal for our Dallas headquarters.

Financing activities in the first nine months of 2015 include the receipt of $4.3 million from the exercise of stock options offset by $12.0 million used in a $15 million share repurchase program authorized by our board of directors and $361 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. As a result of the additional share repurchases completed in October of 2015, the above-mentioned share repurchase program has been completed. Cash used in financing activities in the first nine months of 2014 included $16.2 million used in completion of both a $15 million and a $10 million share repurchase program authorized by our board of directors, and $257 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. These usages were partially offset by $457 thousand received from the exercise of stock options.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of September 30, 2015. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	229,122	$324	229,122	$324
$2.00 - $3.49	1,145,431	3,078	965,181	2,591
$3.50 - $4.99	1,669,515	7,428	1,669,515	7,428

Total	3,044,068	$10,830	2,863,818	$10,343

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at September 30, 2015, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$9,938	$1,413	$2,078	$6,447

We have not entered into any material, non-cancelable purchase commitments at September 30, 2015.

We have severance agreements with certain employees which would require the Company to pay approximately $3.9 million if all such employees separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	326,478	$4.97	326,478	$12,000,000
August 1, 2015 to August 31, 2015	1,226,500	$4.90	1,226,500	$6,000,000
September 1, 2015 to September 30, 2015	670,292	$4.53	670,292	$3,000,000

Total	2,223,270	$4.80	2,223,270	$3,000,000

[1]	The shares were repurchased under the $15 million stock repurchase program approved by our board of directors May 11, 2015. No shares were purchased other than through publicly announced programs during the periods shown.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005 (incorporated herein by reference to Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 14, 2006, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Zix Corporation, dated March 12, 2014 (incorporated herein by reference to Exhibit 3.2 to Zix Corporation’s Annual Report on Form 10-K, for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 12, 2014).

31.1*	Certification of Richard D. Spurr, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZIX CORPORATION

Date: November 4, 2015	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)