Form 10-K
period 2015-12-31
ZIX CORP
filed 2016-03-10
CIK 855612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(214) 370-2000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class of stock	Name of each exchange on which registered
Common Stock	NASDAQ
$0.01 Par Value

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 8, 2016, there were 56,158,434 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2015, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $261,306,219.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2016 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Zix Corporation (“ZixCorp®,” the “Company,” “we,” “our,” or “us”) offers email encryption, data loss prevention and Bring-Your-Own-Device (“BYOD”) security to meet business data protection and compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including significant federal financial regulators, such as the Federal Financial Institutions Examination Council (“FFIEC”), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (“SEC”), one in every four U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

Zix® Email Encryption enables the secure exchange of emails that include sensitive information through a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies.

The main differentiator for Zix Email Encryption in the marketplace is its exceptional ease of use. The best example of this is its ability to provide transparent delivery of encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on recipients, often requiring additional user authentication with the creation of a new user identity and password. We designed our solution to alleviate the recipient’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery through (1) ZixDirectory®, the world’s largest email encryption community, which is designed to share identities of our tens of millions of members (growing by approximately 140,000 members per week), (2) ZixCorp’s patented Best Method of Delivery®, which is designed to deliver email in the most secure, most convenient method possible for the recipient, and (3) ZixGateway®, which automatically encrypts and decrypts messages with sensitive content. The result is the industry’s only transparent encrypted email, such that secure email can be exchanged without extra steps or passwords for both senders and receivers. ZixCorp delivers more than 1,100,000 encrypted messages on a typical business day. Of those messages, 70% are exchanged transparently between senders and recipients.

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

Leveraging the company’s leadership and expertise in email encryption, ZixDLP uses ZixCorp’s proven policy and content scanning capabilities with new quarantine functionality. The quarantine system and its intuitive interface allow administrators to (1) easily define policies and create custom content filters for quarantining email messages, (2) conveniently manage quarantined messages using flexible searching and filtering options, (3) release or delete individual or multiple quarantined messages with one click, (4) review reports that monitor quarantine activities and trends and (5) automate custom notifications informing employees of quarantined messages.

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

Our business operations and service offerings are supported by the ZixData CenterTM, a SysTrust/SOC3 certified, SOC2 accredited, PCI DSS V3.1 certified facility. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust/SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 (formerly SAS70 Type II) report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day with a track record that exceeds 99.99% availability.

Our company was incorporated in Texas in 1988. Originally named Amtech Corporation, we changed our name to ZixIt® Corporation in 1999 when we entered the encrypted email market. In 2002, we became Zix Corporation. Our executive offices are located at 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.

Overview

Email is a mission-critical means of communication for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted along the path between a sender and a recipient, which permits theft, redirection, manipulation or exposure to unauthorized parties. Failure to control and manage such risks can result in enforcement penalties for noncompliance under numerous regulations, in addition to damaged reputation, competitive disadvantage, a loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage. For example, healthcare organizations, business associates and sub-contractors are subject to the Privacy, Security, and Enforcement Rules of the Health Information Portability and Accountability Act (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). Financial institutions are subject to data privacy laws including the Gramm-Leach-Bliley Act (“GLBA”). These federal laws help drive the use of encrypted email. In addition, individual states such as Massachusetts and Nevada have enacted privacy laws requiring encryption of certain email messages, and almost all states encourage email encryption by allowing exemptions from data breach notification laws.

Corporations require easy to use, cost-effective email protection that can be used on an enterprise-wide basis. They need it to be quickly deployed and regularly updated to evolve with innovative technology practices and meet changing regulatory standards. To satisfy these needs, our Email Encryption Service provides a comprehensive solution that analyzes and encrypts email communications.

Our Email Encryption Service allows a user to send encrypted email to any email user anywhere and on any Internet-enabled device. Encrypted email is delivered through the patented Best Method of Delivery protocol which automatically determines the most direct and appropriate means of delivery, based on the sender’s and recipient’s communications environment and preferences. The protocol supports a number of encrypted email delivery mechanisms, including S/MIME, Transport Layer Security (“TLS”), Open Pretty Good Privacy (“PGP”), “push” delivery and secure portal “pull” delivery. These last two mechanisms enable users to send messages securely to anyone with an email address, including those who do not have an encryption tool. Our Best Method of Delivery makes the technology simple for end users and provides flexibility and ease of implementation for information technology professionals. We believe the ability to send messages through different modes of delivery is one of many differentiators that makes our Email Encryption Service superior to competitive offerings.

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

Competition

The most significant differentiator for Zix Email Encryption Service as compared with our competition is ease of use. The best example of our unequalled ease of use is transparent delivery of encrypted email messages. We are able to deliver transparent email encryption as a result of our ZixDirectory, Best Method of Delivery and ZixGateway. The most critical and highly differentiated component of our solution is the ZixDirectory which provides the ability to share user identities for encryption, which in turn provides frictionless interoperability between users in a community of interest such as healthcare, finance or government.

Our capability to offer interoperability is particularly important when it is necessary to communicate with external networks, as is the case with the healthcare and financial services markets. Our customers become part of the ZixDirectory, a global “white pages” enabling transparent secure communications with other ZixGateway customers using our centralized key management system and overall unique approach to implementing secure email. We enable secure communications with other users via TLS, Open PGP, “push” delivery and secure portal “pull” delivery mechanisms. However, we believe our unique transparent delivery is the more preferred delivery model.

Zix Email Encryption and Zix DLP focus on the secure (i.e., encrypted) delivery and data loss prevention sub-segments of the email security market. We view our primary competitors in this space to be Proofpoint Inc., Microsoft, Barracuda Networks, and Sophos Inc. Technically, while these companies offer “send-to-anyone” encrypted email, we believe they are unable to offer the benefits that come from access to the ZixDirectory, use of our Best Method of Delivery protocol, and the industry’s only transparent email encryption. Nevertheless, some of these competitors are large enterprises with substantial financial and technical resources that exceed those we possess.

As discussed above, with the introduction of ZixOne, the Company entered the BYOD mobile device security market. In the BYOD market, we view our primary competitors as companies that provide enterprise mobility management (“EMM”), which includes but is not limited to mobile device management (“MDM”), containerization and app wrapping technology. EMM is premised on storing business data on an employee’s personally owned device. In order to secure business data on personal devices, EMM requires individual users to permit their employer access to and control over personally owned smartphones and tablet computers and therefore can create user concerns about loss of control and privacy of their devices. In contrast, ZixOne enables Android® or IOS® mobile devices to view remotely stored corporate email, calendar and contacts, and to interact with that data. ZixOne more effectively protects business email data by never allowing it to be stored on the device, where it might be subjected to exposure from theft or loss of the device. Moreover, ZixOne does not require employees to relinquish device control or personal privacy to their employer. We believe these differentiators make ZixOne an attractive BYOD solution. Nevertheless, ZixCorp is new to the BYOD and mobile security space, whereas competitors have an established brand in the market with substantial financial and technical resources that exceed those we possess. We view our primary competitors in this space to be AirWatch/VMware, Citrix (with XenMobile), Good Technology (purchased by Blackberry), IBM/Fiberlink (with MaaS360), Microsoft (with ActiveSync), and MobileIron.

Regulatory Drivers

We have been successful in securing additional market penetration for Zix Email Encryption in our target vertical markets of healthcare, finance services and government due to regulations that address the need for email privacy and security.

In addition to the need to protect sensitive business communication, demand for email encryption in the healthcare sector, including business associates of healthcare providers, is augmented by regulatory requirements under HIPAA and HITECH Act. The Privacy and Security rules under those acts provide severe penalties for violations, include strict breach notification requirements, and allow states to pursue HIPAA violations. In the financial services industry, financial institutions and their service providers are subject to the GLBA, which is enforced by the U.S. Federal Trade Commission (“FTC”). The FTC has issued guidance saying that businesses that transmit sensitive data by email should be sure to encrypt the data.

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

Sales and Marketing

We sell our Zix Email Encryption, Zix DLP and ZixOne Services through a direct sales force that focuses on larger businesses and a telesales force that focuses on small to medium-sized accounts. We also use a network of resellers and other distribution partners, including other service providers seeking an email encryption offering in an original equipment manufacturing (“OEM”)-like relationship. New first year orders (“NFYOs”), defined as the twelve month value of orders received from new customers, derived from our value-added resellers, OEM and third party distribution channels for 2015 were 64% of the total new first year orders compared to 58% in 2014. Google, Inc. continues to be our largest third party reseller representing approximately 7% of NFYOs in 2015. Our new partnership with Cisco resulted in approximately 5% of 2015 NFYOs. We now have more than 250 value-added resellers and over 100 managed security service providers across the U.S.

Employees

We had 192 employees as of December 31, 2015. The majority of our employees are located in Dallas, Texas. We also have a sales office in Burlington, Massachusetts; and a smaller office located in Ottawa, Ontario, Canada.

Research and Development

We incurred research and development expenses of $8.3 million, $9.1 million, and $9.6 million for the twelve-month periods ended December 31, 2015, 2014, and 2013, respectively.

Over the course of 2015 we continued to make investments toward strengthening and expanding our service portfolio. We assumed design control of the Cisco IEA technology, upgraded much of its underpinning technology and security framework and delivered both a replacement for the legacy Cisco appliance and an integration of the Cisco Registered Envelope technologies into ZixGateway. ZixGateway and ZixDLP policy frameworks were also integrated to improve flexibility and processing speed.

On the cloud services front, we added major features such as offline calendar and ZixGateway encryption access to ZixOne and converted critical components of the ZixPort service from Unix to Linux for security evolution, cost effectiveness and scaling purposes. We also added login credential sharing, compose flexibility and encryption key management enhancements. Improved user management, cloud provider integration and configuration automation were added to our ZixHosted service suite.

In addition to the above, we broadened our access to the Google Apps Message Encryption marketplace specifically to handle smaller customers, and we upgraded our portfolio of desktop client offerings to align with Microsoft technology changes (Outlook 2016, IMAP, etc.) and the evolution of various spam control mechanisms.

The following are registered trademarks of ours and certain of our subsidiaries: “ZixCorp,” “ZixGateway,” “ZixDirectory,” ZixIt, “ZixPort,” and “PocketScript”.

Intellectual Property

We depend upon our ability to develop, maintain and protect our proprietary technology and our related intellectual property rights. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology and related property rights and to defend against infringement and/or misappropriation claims from others. We own 25 U.S. patents (including U.S. pending patents) with expiration dates ranging from 2019 through 2026. We have a program to file applications for and obtain patents and trademarks in the United States and in specific foreign countries where we believe filing for such protection is appropriate. While intellectual property rights are generally important to our business, we do not believe that our business is dependent on any single item of intellectual property, or that any single item of intellectual property is material to the operation of our business. Rather, we believe that our intellectual property rights provide us with a competitive advantage, and from time to time we have taken steps to enforce our intellectual property rights as a means of protecting that competitive advantage.

Please see generally the risks that are more fully disclosed in “Item 1A. Risk Factors” for risks related to our intellectual property.

Compliance with Environmental Regulations

We have not incurred, and do not expect to incur, any material expenditures or obligations related to environmental compliance issues.

Governmental Contracts

We have contracts with many local, state and federal agencies and regulators, which in the aggregate contribute approximately 6 percent of our annual revenue.

Significant Customers

In each of 2015, 2014, and 2013, no single customer accounted for 10% or more of our total revenues.

Backlog

Our backlog is comprised of contractual commitments that we expect to recognize as revenue in the future. Our backlog was $74.2 million at December 31, 2015, compared to $69.3 million at December 31, 2014.

As of December 31, 2015, our backlog is comprised of the following elements: $24.0 million of deferred revenue that has been billed and paid, $7.3 million billed but unpaid, and approximately $42.9 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 57% of our total backlog at December 31, 2015, is expected to be recognized as revenue during 2016.

Seasonality

The Company typically experiences lower NFYO’s in the first quarter of the calendar year. Our budget anticipates fewer NFYO’s in the first quarter, but historically this has not resulted in a material impact to our revenue or earnings on a seasonal basis.

Geographic Information

Our operations are primarily based in the U.S., with approximately 5% of our employees located in Canada. Except for a United Kingdom based data center, we do not operate in, or have dependencies on, any other foreign countries. Our revenues and orders to-date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2015, were located in the U.S.

Financial Information About Industry Segments

We have one reportable segment consisting of email encryption and security solutions. We internally evaluate all of our product offerings and other sources of revenue as one industry segment, and, accordingly, do not report segment information.

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

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This document contains “forward-looking statements” (including the discussion appearing under the caption “Liquidity Summary” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of future business, market share, earnings, revenues, recognition of revenues from backlog, cash receipts, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may, but need not, include words such as “may,” “will,” “predict,” “project,” “forecast,” “plan,” “should,” “could,” “goal,” “estimate,” “intend,” “continue,” “believe,” “expect,” “outlook,” “anticipate,” “hope,” and other similar expressions. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the “Item 1A Risk Factors” section.

Although we believe that expectations reflected in and the assumptions underlying our forward-looking statements are reasonable, actual results or assumptions made could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, including, but not limited to, those disclosed in this document. Forward-looking statements speak only as of the date on which they are made, and we do not intend, and undertake no obligation, to update any forward-looking statement.

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

Our business substantially depends upon the continued growth of the internet and internet-based systems, including email.

A substantial portion of our business and revenue depends on the growth and evolution of the Internet and internet-based systems, including email, as a primary medium for commerce, communication and business applications, and on the deployment of our products by customers who depend on such continued growth and evolution. To the extent that an economic slowdown or uncertainty and related reduction in capital spending adversely affect spending on Internet infrastructure, we could experience material harm to our business, operating results, and financial condition.

Our business depends on market acceptance of our products and services, and our failure to achieve and maintain influential customers could negatively affect our business, financial condition and financial results.

In order to continue to operate profitably and grow, we must achieve and maintain broad market acceptance of our products and services at a price that provides us with an acceptable rate of return relative to our costs. We have been successful in selling our Email Encryption products and services to high-profile customers in the healthcare, financial services and government segments of the market. The acceptance and use of our products and services by those significant customers facilitates our sales to other potential customers, and an expanding base of users in the Zix Directory aids in our market penetration and expansion. The loss of an influential customer of our existing products and services, or the failure to achieve sufficient market adoption of new products including ZixDLP and ZixOne, could impair our ability to expand the market penetration of our products and services, or cause us to reduce or increase prices, which could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

Our business relies on securing new customer subscriptions and subscription renewals from existing customers.

A large portion of our revenue is derived from customer subscriptions, and existing customers have no contractual obligations to purchase beyond the initial subscription or contract period. We may not maintain historical subscription rates, and we may be unable to accurately predict our customer renewal rates. Although we have historically retained approximately 90% of our recurring revenue on an annual basis, our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our products and technical support services, customer merger or acquisition activity, customer budgets, the pricing of our products compared with those offered by our competitors, technology trends, the prevailing regulatory regime and general market conditions. If new subscriptions or subscription renewals decline, our revenue or revenue growth may decline, and our business may suffer.

The security of our networks and data centers is critical to our business and an actual or perceived breach of security through a cyber-attack or otherwise could cause us to lose customers and could negatively affect our reputation, business, financial condition and financial results.

We are dependent on our networks and data centers to provide our products and services. Due to the nature of the products and services we provide and the sensitive nature of the information we collect, process, store, use and transmit, we may face cyber-attacks, data protection breaches, computer viruses and other similar disruptions from unauthorized tampering or human error that attempt to penetrate and could harm our networks and data centers. Our business depends on customers having and maintaining confidence that we provide effective network and security protection. To reduce the risk of a successful cyber-attack or similar event, we have implemented significant physical and logical security measures to detect, identify and mitigate threats as well as to monitor for and respond to potential breaches and incidents. Despite these security measures, our networks and data centers may remain vulnerable. We may not be able to correct a security flaw or particular vulnerability promptly, or at all.  Further efforts to limit the ability of malicious third parties to disrupt or undermine our security efforts may be costly to implement and may not be successful. If a cyber-attack or other breach of security occurs, or is perceived to have occurred, in our internal systems or at our data centers and networks, it could cause negative publicity, interruption of our services, damage to our reputation, unauthorized disclosure of our customers’ confidential or proprietary information (including personally identifiable information), disclosure of our intellectual property, disclosure, modification or removal of our confidential or sensitive information, theft or unauthorized use or publication of our trade secrets, loss of customers, lost revenue and increased expense (including potentially indemnification or warranty costs), any of which could have a material adverse effect on our business, financial condition and financial results.

Public key cryptography technology used in our businesses is subject to technology integrity risks that could reduce demand for our products and services and could negatively affect our business, financial condition and financial results.

Our business employs public key cryptography technology and other encryption technologies to encrypt and decrypt messages. The security afforded by encryption depends on the integrity of the private key, which is predicated on the assumption that it is very difficult to mathematically derive the private key from the related public key. Successful decryption of intercepted encrypted email, or public reports of successful decryption, whether or not true, could reduce demand for our products and services. If new methods or technologies, such as quantum computing, make it easier to derive the private key from the related public key, the security of encryption services using public key cryptography technology could be impaired and our products and services could become less marketable. That could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise harm our business. Any of these events could reduce our revenues, increase our expenses and materially adversely affect our business, financial condition and financial results.

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

As our operations grow in size and scope, we continually need to improve and upgrade our technology offerings, systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure and pursuing reduced costs per transaction. Expanding our technology offerings, systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that the volume of our business will increase, which could reduce our net income, deplete our cash, and materially adversely affect our business, financial condition and financial results. Developing and launching new product offerings adjacent to or outside of our core encrypted email offerings can be particularly costly in terms of capital investments for both product development and marketing. At the same time, these new offerings involve greater uncertainty concerning both market acceptance and our ability to successfully execute a sales and marketing strategy that justifies our investments. Our failure to properly manage and execute new product initiatives could materially adversely affect our business, financial condition and financial results.

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

The markets in which we compete are characterized by rapid change and converging technologies and are very competitive. With rising demand for private and secure email communications, there is strong competition for email encryption products and services. Our Email Encryption and data loss prevention business competes with products and services offered by companies such as Microsoft, Barracuda Networks, Inc., Proofpoint, and Sophos Inc. Our ZixOne business completes with products and services offered by companies such as AirWatch/VMWare, Citrix (with XenMobile), Good Technology (purchased by Blackberry), IBM/Fiberlink (with MaaS360), Microsoft (with ActiveSync), and MobileIron. Strong competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Many of our competitors bundle their competing products and services with products and services that we do not offer, which could make our offerings less attractive by comparison. As a result of the bundling by these competitors, it can be difficult for our customers to compare the cost of our offerings with competing offerings. In some instances, competing products and services may seem to be offered by our competitors at little to no additional cost to the customer. In addition, our competitors may develop products and services that are perceived by customers as equivalent to, or having advantages over, our products and services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Barriers to entry are relatively low, and new ventures are often formed that create products competitive with our products. Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

If we do not successfully manage our strategic alliances, we may not realize the expected benefits from such alliances and we may experience increased competition or delays in product development.

We have entered into several strategic alliances with other companies to offer complementary products and services. These arrangements are generally limited to specific projects or series of projects, and their main goal is generally to facilitate product compatibility and adoption of industry standards. There can be no assurance that we will realize the expected benefits from these strategic alliances. If successful, these relationships may be mutually beneficial and result in industry growth. However, alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these partner companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties.

We increasingly rely on third party distributors to market our products and services, and our failure to succeed in those relationships could negatively affect our business, financial condition and financial results.

We distribute an increasing percentage of our products and services by entering into alliances with third parties who can offer our products and services along with their own or our competitors’ products and services. Increased reliance on third parties to market and distribute our products and services exposes us to a variety of risks. For example, we have limited control over and visibility into the sales cycles of third party distributors, which could increase the length of our sales cycle, cause our revenue to fluctuate unpredictably and make it difficult to accurately forecast our revenue. In addition, we may not succeed in developing or maintaining marketing alliances. Companies with which we have marketing alliances may in the future discontinue their relationships with us, form marketing alliances with our competitors, or develop and market their own products and services that compete with ours. If a significant distributor were to discontinue its relationship with us, we could experience an interruption in the distribution of our products and services and our revenues could decline. Our failure to develop, maintain and expand strategic distribution relationships could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

Unfavorable economic environments, particularly in the U.S., could negatively affect our business, financial condition and financial results.

Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the technology and networking industries at large, as well as in the encrypted email/data security market and in specific geographic markets in which we operate. If economic growth in those markets, particularly in the U.S., which accounts for a substantial majority of our revenue, slows, or credit is unavailable at a reasonable cost, current and potential customers may delay or reduce technology purchases, including the deployment or expansion of our products and services. This could result in reduced sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, adverse economic conditions could negatively affect the cash flow of our customers and distributors, which might result in failures or delays in payments to us. This could increase our credit risk exposure and delay our recognition of revenue. Specific economic trends, such as declines in the demand for cloud computing services and computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. If these conditions persist, spread or deteriorate further, our business, financial condition and financial results could be materially adversely affected.

If our products do not work properly, our reputation, business, financial condition and financial results could be negatively affected and we could experience negative publicity, declining sales and legal liability.

The threats facing our customers are constantly evolving and the techniques used by experienced hackers to access or sabotage data change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world.  As a result, we must constantly update our product solutions to respond to these threats.  We produce complex solutions that incorporate leading-edge technology, including both hardware and software, that must operate in a wide variety of technology environments. Software may contain defects or “bugs” that can interfere with expected operations. There can be no assurance that our testing programs will be adequate to detect all defects prior to the product being introduced, which might decrease customer satisfaction with our products and services. The product reengineering cost to remedy a product defect could be material to our operating results. Our inability to cure a product defect could result in the temporary or permanent withdrawal of a product or service from the market, a security breach, negative publicity, damage to our reputation, failure to achieve market acceptance, lost revenue and increased expense, any of which could have a material adverse effect on our reputation, business, financial condition and financial results.

Our usage of personal information, and inadvertent exposure of confidential or personal information, could cause us to violate data privacy laws or lose customers and could negatively affect our business, financial condition and financial results.

We transmit and store large amounts of personally identifiable information about individuals, which may include healthcare or financial information. Although we have established, and continue to develop and enhance, security measures and controls to help protect against unauthorized disclosure of such personal data information, an inadvertent disclosure of, or unauthorized third-party access to, personal data, could disrupt our operations, damage our reputation and subject us to claims or other liabilities.

In addition, our processing and storage of these types of personal data is subject to confidentiality agreements with our clients and handling this data is increasingly subject to privacy and data security regulation around the world, such as the European Union’s Data Protection Directive. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. For example, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor Framework may result in different European data protection regulators applying differing standards for the transfer of personal data. Change in requirements under these regulations may be inconsistent with our existing data management practices. If so, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business, including increased cost of compliance and limitations on data transfer for us and our customers.

Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, any inadvertent disclosure of, or unauthorized access (including due to a cyber-attack) to, personal data or other confidential information or other failure by us to comply with data privacy requirements could subject us to significant penalties, damages, remediation and other expenses, and damage our reputation, any of which could have a material adverse effect on our business, financial condition and financial results.

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

We may have to defend or assert our rights in intellectual property that we use in our services, and we could be found to infringe the intellectual property rights of others, which could be disruptive and expensive to our business.

We may have to defend against claims that we or our customers are infringing the rights of third parties in patents, copyrights, trademarks and other intellectual property. If we acquire technology to include in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties to verify the origin and ownership of such technology. Also, we may be required to spend significant resources to monitor and protect our intellectual property rights, including initiating claims or litigation against third parties for infringement or misappropriation. Intellectual property litigation and controversies are disruptive and expensive, whether or not resolved in our favor. Even unmeritorious claims brought against us or our customers may harm our reputation and customer relationships, may cause us to incur significant legal and other fees to defend, and may have to be settled for significant amounts. Infringement claims against us could require us to develop non-infringing services or enter into expensive royalty or licensing arrangements. Our business, financial condition and financial results could be materially adversely affected if we are not able to develop non-infringing technology or license technology on commercially reasonable terms.

We may face risks from using “open source” software that could negatively affect our business, financial condition and financial results.

Like many other software companies, we use “open source” software in order to take advantage of common industry building blocks and to add functionality to our products quickly and inexpensively. Open source software license terms could adversely affect our intellectual property rights in our products that include open source software. Depending upon how the open source software is deployed, we could be required to offer products that use the open source software for no cost, or make available the source code for modifications or derivative works. Any of these obligations could have an adverse impact on our intellectual property rights and revenue from products incorporating the open source software. Using open source code could also cause us to inadvertently infringe third-party intellectual property rights or require us to publicly disclose proprietary information. We have processes and controls in place that are designed to address these risks and concerns, but we cannot be sure that our process or controls will be sufficient to mitigate all risk in this regard.

We rely on the availability of third-party intellectual property, which may not be accessible to us on reasonable terms or at all.

Some of our products include third party intellectual property, which may require licenses from third parties. Based on past experience and industry practice, we believe that such licenses can be obtained on reasonable terms; however, there can be no assurance that we will be able to obtain the necessary licenses for new or current products on acceptable terms or at all.   Failure to obtain such licenses may limit our ability to sell our products, which could have a material adverse effect on our business, financial condition and financial results.

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

Exercises and vesting of equity awards relating to our common stock may dilute the ownership interests of existing shareholders and could negatively affect the value of our common stock.

Our employees hold a significant number of outstanding options and other equity awards. The vesting and exercise of these awards, and the resulting issuance of additional shares of our common stock, dilutes the ownership interests and voting rights of our current shareholders. Issuances and/or sales of those additional shares could cause our common stock to decline in value. In recent years, we have completed several share repurchase programs, the effect of which has been to mitigate the dilutive effect of our employee equity grants.  There can be no assurance, however, that we will continue these share repurchase programs in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We leased properties during 2015 that are considered significant to the operations of the business in the following locations: Burlington, Massachusetts; Ottawa, Ontario, Canada; the United Kingdom; and Dallas and Austin, Texas. Our Burlington employees perform sales and marketing activities. Our Ottawa employees perform both client services and sales support activities. The United Kingdom facility provides data center support for our European customers. The Dallas office is our headquarters, which includes research and development, marketing, sales and all general administrative services, and the ZixData Center. Our Austin location is used primarily for fail-over and business continuity services and is used to some extent to support normal ongoing operations. Our facilities are suitable for our current needs and are considered adequate to support expected near term growth.

Item 3. Legal Proceedings

We are subject to legal proceedings, claims, and litigation involving our business. While the outcome of these matters is currently not determinable, and the costs and expenses of resolving these matters may be significant, we currently do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for fiscal 2015 and 2014.

	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$4.41	$3.31	$4.94	$3.88
June 30	$5.47	$3.88	$4.27	$3.10
September 30	$5.40	$3.98	$4.08	$2.90
December 31	$5.78	$4.12	$3.83	$3.03

At March 8, 2016, there were 56,158,434 shares of common stock outstanding held by 400 shareholders of record. On that date, the last reported sales price of the common stock was $4.09.

We have not paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

For information regarding options and stock-based compensation awards outstanding and available for future grants, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2015, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2010, in our common stock and in each of the two indices and assumes reinvestment of all dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock price performance. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	683,470	$4.39	683,470	$—
November 1, 2015 to November 30, 2015	—	$—	—	$—
December 1, 2015 to December 31, 2015	—	$—	—	$—
Total	683,470	$4.39	683,470	$—

1 The shares were repurchased under the $15 million stock repurchase program approved by our board of directors May 11, 2015. The October activity completed the program, which expired on October 31, 2015. No shares were purchased other than through publicly announced programs during the periods shown.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$54,713	$50,347	$48,138	$43,356	$38,145
Cost of revenue	9,593	8,324	7,614	7,609	7,211
Gross margin	45,120	42,023	40,524	35,747	30,934
Research and development expenses	8,317	9,051	9,563	7,419	5,229
Selling, general and administrative expenses	28,887	26,222	21,646	19,385	15,128
Income tax expense (benefit)(1)	3,144	2,830	(1,006)	(1,949)	(11,889)
Net Income	5,016	4,103	10,453	11,003	22,554
Basic income per common share	$0.09	$0.07	$0.17	$0.18	$0.34
Diluted income per common share	$0.09	$0.07	$0.17	$0.17	$0.34
Shares used in computing basic income per common share	56,422	57,949	61,139	62,211	65,439
Shares used in computing diluted income per common share	57,476	58,967	62,527	62,875	67,262
Statements of Cash Flows Data:
Net cash flows provided by (used for):
Operating activities	$15,617	$13,317	$13,298	$12,533	$13,219
Investing activities	(1,951)	(3,402)	(1,593)	(1,533)	(1,471)
Financing activities	(6,687)	(15,748)	(7,175)	(8,692)	(15,687)
Balance Sheet Data:
Cash, Cash Equivalents and Marketable Securities	$28,664	$21,685	$27,518	$22,988	$20,680
Working capital(2)	3,821	2,249	12,127	6,626	5,497
Total assets	87,286	83,724	90,702	82,849	77,552
Stockholders’ equity	56,772	56,270	66,234	61,245	57,757

(1)

The $1.0 million, $1.9 million, and $11.9 million tax benefits in 2013, 2012, and 2011 resulted from the release of a portion of our deferred tax asset valuation allowance. Based on analysis of both projected and current earnings excluding discontinued operations, we have estimated these tax assets as likely to be utilized prior to expiration. See “Income Taxes” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Working capital includes deferred revenue totaling $23.2 million, $21.6 million, $19.1 million, $17.5 million, and $16.6 million as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described above in “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements. See “Item 1. NOTE ON FORWARD-LOOKINGS STATEMENTS AND RISK FACTORS.”

The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1.

Overview

We are a leader in providing secure email encryption. We provide email encryption, DLP and BYOD solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, finance, and government sectors. A core competency is our ability to deliver this complex service offering with a high level of availability, reliability, integrity and security.

Our 2015 results included record revenues. We attribute our success to on-going efforts to build a solid and predictable business based on our successful recurring revenue subscription business model. For 2015, we continued to benefit from growing concerns for data security and integrity issues, which continue to make headline news, as well as the growing acceptance of cloud-based offerings along with the growing need for regulatory compliance.

For 2015, we reported revenue of $54.7 million, an increase of $4.4 million over the prior year, driven principally by continued growth in our Email Encryption business.

For the year ended December 31, 2015, our gross profit of $45.1 million increased 7% compared to 2014. This increase was primarily driven by increased revenue. Our 2015 operating income of $7.9 million increased $1.2 million over the prior year, as the gross profit increase was offset by increased general and administrative expense related to our CEO transition and other legal fees.

Our $5.0 million net income in 2015 is an increase of 22% compared to our $4.1 million net income in 2014.

Other Financial Highlights

•	Backlog was $74.2 million at the end of 2015, compared with $69.3 million at the end of 2014
•	Total orders for 2015 were $61.0 million, an increase of 10% from the 2014 total orders of $55.4 million
•	Our deferred revenue at the end of 2015 was $24.0 million, compared with $22.5 million at the end of 2014
•	We generated cash flows from operations of $15.6 million during fiscal 2015. Our cash and cash equivalents were $28.7 million at the end of 2015, compared with $21.7 million at the end of 2014.
•	Our shared, cloud-based ZixDirectory now has approximately 49 million members including some of the most respected institutions in the country.

Our services are sold on a subscription basis with contract terms generally ranging from one to five years. We provide a financial incentive to our customers and sales force to contract for three to five years. Historically, most of our customers contract for three year terms, except for our large partner (i.e., “OEM”) orders which for the most part contain one year terms. At the end of the contract term we attempt to renew the subscription, again attempting to secure a three to five year term. Our customers pay us annually at the start of the subscription term and each succeeding year on the anniversary of the commencement of the service. We recognize revenue ratably on a monthly basis over the term of the subscription once service commences.

We attempt to grow the business by signing new customers to subscription services and/or selling new or higher volume services to existing customers (i.e., “upsell”) while retaining existing customers through renewal of their services.

Our total orders consist of orders from new customers, upsell to existing customers, plus renewal orders. Total orders may vary from quarter to quarter due to the timing of renewal orders, which will fluctuate in amount due to timing and length of expiring subscription terms. Similarly, total new orders and upsell orders will fluctuate in amount due to term length.

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

We retain approximately 90% of our recurring revenue on an annual basis. We calculate this percentage by identifying the current period revenue less revenue associated with orders for new services received in the prior twelve month period and comparing this amount to the total revenue in the corresponding prior year period. Deferred revenue is the value of contracted business that has been paid but has not been recognized as revenue. See description of the components of the backlog following in Item 7 of this Form 10-K under the heading, “Backlog and Orders.”

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

Revenue

Revenue increased by 9% in 2015 compared with 2014. Our revenue growth was driven by our successful subscription model that continues to yield steady additions to the subscriber base coupled with a high rate of renewing existing customers. Revenue growth slowed in 2014 in part due to lower orders from our largest OEM partner, Google. Google transitioned to a new ordering platform, Google Apps Message Encryption in 2013. This transition was completed in the fourth quarter of 2014. We began to see a pickup in Google order volume in 2015 and expect to see continued revenue improvement from Google orders in 2016.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on revenue, income from operations and net income, as well as the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgements by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material adverse effect on our consolidated financial statements.

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

Revenue Recognition

We develop, market, and support applications that connect, protect and deliver information in a secure manner. We derive our revenue from subscription fees for rights related to the use of our software. Software subscription terms typically range from one to three years.

Revenue is recognized when all of the following have been met:

•	persuasive evidence of an arrangement exists,
•	delivery has occurred or services have been rendered,
•	the price is fixed and determinable, and
•	collectability is probable.

Discounts provided to customers are recorded as reductions in revenue.

We have determined that substantially all of our revenue arrangements are in the scope of the software revenue recognition rules. Multiple elements in our software arrangements are sold as a single unit consisting of the following elements: (i) subscription licensed software delivered to the customer’s site, (ii) ongoing customer support and, (iii) access to our hosted encryption network (Zix encryption network) during the term of the agreement.

(i)

Software at the customer site performs critical functions of the email encryption process and is the predominant element in our arrangements. Actions performed by the software at the customer site include identifying when encryption is needed through the use of filters and lexicons, determining the best method of delivery (BMOD) by examining secure connection options and selecting the BMOD. BMOD is a key marketing differentiator for us and is defined as the most secure and easiest method to deliver encrypted email. Customers can install the software on their own hardware or we can deliver to the customer site hardware that we own.

(ii)	Customer support includes unspecified software upgrades, updates and bug fixes and access to live technical support technicians and on-line knowledge resources
(iii)

The Zix encryption network includes access to our central network which facilitates transparent encrypted email exchange among all of our customers by providing public encryption keys (asymmetrical encryption requires two keys- a public key provided by the central network and a private key generated by the software at the customer site). The delivered software element is essential to the functionality and utility of this central network. The network also enables our customers to send encrypted emails to non-Zix customer recipients through a portal.

A small portion of our revenue (less than 5% in 2015) is derived from hosted email encryption solutions. We apply general revenue recognition guidance to these hosted arrangements.

In all revenue arrangements we cannot determine vendor specific objective evidence (VSOE) and we cannot establish separate units of accounting for the multiple elements of our arrangements that are bundled and sold as one unit. All revenue arrangements are sales of subscription based (i.e. time-based) licenses. We defer revenue until the software is delivered and the service is deployed.

Upon deployment, we commence revenue recognition and revenue is recognized ratably over the subscription period generally ranging from one to three years.

Income Taxes

Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2015, we provided a valuation allowance against a significant portion, $46.1 million, of our accumulated U.S. deferred tax assets. This significant valuation allowance reflects our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $48.9 million, and consists of $41.8 million for federal net operating loss carryforwards, $4.1 million relating to temporary timing differences between U.S. generally accepted accounting principles (“GAAP”) and tax-related expense, $1.8 million relating to U.S. state income tax credits, and $1.2 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgement would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

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

Goodwill was $2.2 million in each of the years ended December 31, 2015 and 2014, or 2% and 3% of total assets for these years, respectively.

Our goodwill is not being amortized, but we do evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the Company’s outstanding common stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. We have evaluated our goodwill and determined no impairment adjustment is required.

Stock-based Compensation

Our share-based awards include stock options, restricted stock and restricted stock units (“RSU’s”). We have non-qualified stock options outstanding to employees and directors under various stock option plans. The plans require the exercise price of options granted under these plans to equal or exceed the fair market value of the Company’s common stock on the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Employee stock options typically vest pro-rata and quarterly over three or four years. Restricted stock is issued to the employee at grant but is subject to transfer restrictions. Stock is issued in exchange for RSUs when vesting conditions are met. The transfer restrictions and vesting conditions may be time- or performance-based. Restricted stock and RSUs typically vest pro-rata annually over three or four years. We use the straight-line amortization method for recognizing stock option compensation costs. The weighted average grant-date fair value of awards of restricted stock, and RSU’s is based on quoted market price of the Company’s common stock on the date of grant. Option, restricted stock and RSU grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements.

Full Year 2015 Summary of Operations

Financial

•	Revenue for 2015 was $54.7 million compared with $50.3 million in 2014 and $48.1 million in 2013.
•	Gross margin for 2015 was $45.1 million or 82% of revenues compared with $42.0 million or 83% of revenues in 2014 and with $40.5 million or 84% of revenues in 2013.
•

Net income for 2015 was $5.0 million compared with $4.1 million in 2014 and $10.5 million in 2013. Net income for 2015 and 2014 included a tax expense of $3.1 million and $2.8 million, respectively. In contrast, net income for 2013 included a decrease to our tax valuation allowance of $4.1 million. This decrease to the valuation allowance in 2013 was recorded as a benefit to the income statement.

•	Net income per diluted share was $0.09 for 2015 compared with $0.07 for 2014 and $0.17 for 2013.
•	Unrestricted cash was $28.7 million on December 31, 2015.

Results of Operations

Revenue

The following table sets forth a year-over-year comparison of our total revenues:

	Year Ended December 31,			Variance 2015 vs. 2014		Variance 2014 vs. 2013
(In thousands)	2015	2014	2013	$	%	$	%
Revenues	$54,713	$50,347	$48,138	$4,366	9%	$2,209	5%

Our growth model seeks to continually add new users to the subscriber base, while at the same time retaining a high percentage of existing subscribers whose subscriptions are up for renewal. Across all periods presented, revenue increases were driven primarily by sales in our three core vertical sales markets: healthcare, finance and government and other non-core markets. Additionally, sales continued from a wide base of distributors – new first year orders (“NFYO’s”) derived from our value-added resellers, OEM and other third party distribution channels for 2015 were 64% of the total NFYOs compared to 58% in 2014 and 59% in 2013. We measure additions to the subscriber base by NFYOs, which is defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. NFYOs are summarized in the table below:

	Year Ended December 31,
(In thousands)	2015	2014	2013
New first year order value	$10,158	$8,489	$9,020

Our go-to-market selling strategy promotes multiple-year subscription contracts with the fees paid annually at the inception of each year of service. As a result, a high percentage of customers subscribe for a three-year term versus a one-year term. We expect this preference for a longer contract term by a relatively high percentage of our customers to continue in 2016, as we have priced our services in a manner that encourages these longer-term contracts.

Our list pricing has remained generally consistent during the periods shown above. However, there are no assurances that potential increased competition in this market or other factors, including inflation, will not result in future price erosion. Price erosion, should it occur, could have a dampening effect on order growth and the revenue derived from our new orders.

Revenue Outlook:

We expect continued growth in our core Email Encryption offering and in our new products, along with increased sales from our indirect OEM distribution and value-added reseller channels to increase our NFYOs in 2016 and increase our year-over-year revenue.

Backlog and Orders

Backlog — Our backlog was $74.2 million at December 31, 2015 compared with $69.3 million at December 31, 2014. The backlog is comprised of contractual commitments that we expect to amortize into revenue. As of December 31, 2015, the backlog was comprised of the following elements: $24.0 million of deferred revenue that has been billed and paid, $7.3 million billed but unpaid, and approximately $42.9 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 57% of the total backlog is expected to be recognized as revenue during the next twelve months.

Orders — Total orders in 2015 were $61.0 million compared with $55.4 million in 2014. Total orders are comprised of contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service.

Cost of Revenue

The following table sets forth a year-over-year comparison of the cost of revenue.

	Year Ended December 31,			Variance 2015 vs. 2014		Variance 2014 vs. 2013
(In thousands)	2015	2014	2013	$	%	$	%
Cost of revenue	$9,593	$8,324	$7,614	$1,269	15%	$710	9%

Cost of revenue is comprised of expenses related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The 15% increase in cost of revenue in 2015 compared with 2014 resulted primarily from increases in average headcount, software maintenance and license support, as well as depreciation expense related to networking equipment. These investments support growth in customers and users and positions us for these expected increases associated with our Cisco partnership.

The 9% increase in cost of revenue in 2014 compared with 2013 resulted primarily from increases in average headcount and depreciation expense relating to investments in ZixOne networking infrastructure. In 2014, we increased customer support and deployment resources to support growth in the number of reseller and managed service provider channel partners, and support of our new products, ZixOne and ZixDLP.

Research and Development Expenses

The following table sets forth a year-over-year comparison of our research and development expenses:

	Year Ended December 31,			Variance 2015 vs. 2014		Variance 2014 vs. 2013
(In thousands)	2015	2014	2013	$	%	$	%
Research and development expenses	$8,317	$9,051	$9,563	$(734)	(8)%	$(512)	(5)%

Research and development expenses consist primarily of salary, benefits and stock-based compensation for our development staff, independent contractor expense, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services.

The 8% decrease in research and development expense in 2015 compared with 2014 reflected in the table above resulted primarily from reduction in average headcount and outside contractor expense, partially offset by increases in depreciation expense. The decrease in headcount and contractor expense reflects lower required investment in 2015 following the launch of the ZixOne product in 2014. Depreciation expense increased in 2015 due to upgrades to our development facilities and fixtures in our Dallas office.

The 5% decrease in research and development expense in 2014 compared with 2013 resulted primarily from reduction in contractor headcount, partially offset by increases related to hiring research and development personnel.

Selling and Marketing Expenses

The following table sets forth a year-over-year comparison of our selling and marketing expenses:

	Year Ended December 31,			Variance 2015 vs. 2014		Variance 2014 vs. 2013
(In thousands)	2015	2014	2013	$	%	$	%
Selling and marketing expenses	$18,075	$18,284	$13,416	$(209)	(1)%	$4,868	36%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising.

The slight decrease in selling and marketing expense in 2015 compared with 2014 resulted primarily from decreases in advertising expense partially offset by increases in commission and bonus expense. Commission and bonus expenses were higher in 2015 as a result of improved performance compared to 2014, primarily in NFYO and earnings metrics.

The $4.9 million increase in selling and marketing expense in 2014 compared with 2013 resulted primarily from increases in average headcount and advertising and promotional expense associated with the launch of our ZixOne product. The increase was split approximately evenly between increases in sales average headcount and in advertising/ promotional expense.

General and Administrative Expenses

The following table sets forth a year-over-year comparison of our general and administrative expenses:

	Year Ended December 31,			Variance 2015 vs. 2014		Variance 2014 vs. 2013
(In thousands)	2015	2014	2013	$	%	$	%
General and administrative expenses	$10,812	$7,938	$8,230	$2,874	36%	$(292)	(4)%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities.

The $2.9 million increase in general and administrative expense in 2015 compared with 2014 resulted primarily from CEO transition related severance costs, higher variable compensation bonus expense, and higher legal and consulting fees. These increases were partially offset by lower depreciation and facilities expense, including a utility true-up credit from our Dallas landlord.

The $0.3 million decrease in general and administrative expense from 2013 to 2014 resulted primarily from lower outside legal counsel fees associated with litigation partially offset by higher average headcount costs.

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

Our Company incurred a tax expense of $3.1 million for 2015 and $2.8 million for 2014. This contrasts to an income tax benefit of $1.0 million for 2013.  For all years presented, tax expense represented refundable U.S. Alternative Minimum Tax, U.S. research and development credits, non-U.S. taxes payable related to the operations of the Company’s Canadian subsidiary established in late 2002, and state income taxes. For 2013, tax benefit also included reversals of a portion of the Company's historical valuation allowance.

Significant judgement is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider available evidence, including past earnings, estimates of future taxable income, and the feasibility of tax planning strategies. At December 31, 2015, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The portion of the Company’s deferred tax asset not reserved was $48.9 million. The majority of this unreserved portion related to $41.8 million U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $4.1 million relating to temporary timing differences between GAAP and tax-related expense, $1.8 million relating to U.S. state tax income credits, and $1.2 million related to Alternative Minimum Tax credits.

We have determined that utilization of existing NOLs against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company's ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

If we begin to generate additional U.S. taxable income in a future period or if the facts and circumstances on which our current estimates and assumptions are based were to change, thereby impacting the likelihood of realizing a greater or lesser amount of our deferred tax assets, judgement would have to be applied in determining the amount of valuation allowance required. Adjusting our valuation allowance could have a significant impact on operating results in the period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Income

Net Income – The Company generated net income of $5.0 million in 2015 compared with $4.1 million in 2014 and $10.5 million in 2013. The net income in 2013 included a decrease to our tax valuation allowance of $4.1 million, of which $2.7 million was due to 2013 operations and offset current tax expense. The remaining $1.4 million was due to a partial reversal of the remaining tax valuation allowance and recorded as a tax benefit

Liquidity and Capital Resources

Overview

Based on our 2015 financial results and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. During 2015, our cash flow from operations was $15.6 million, which represents a 17% increase over cash flow from operations during 2014. At December 31, 2015, our cash and cash equivalents totaled $28.7 million and we had no debt. This represents a $7.0 million increase over our cash balance as of December 31, 2014, which occurred notwithstanding our expenditure of $15 million during 2015 under a share repurchase program that completed in October 2015.

For the year ended December 31, 2015, we achieved 9% growth in revenue, 82% gross margin and strong cash collections. While future results cannot be guaranteed, we expect these trends to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.

Sources and Uses of Cash

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net cash provided by operations	$15,617	$13,317	$13,298
Net cash used in investing activities	$(1,951)	$(3,402)	$(1,593)
Net cash used in financing activities	$(6,687)	$(15,748)	$(7,175)

Our primary source of liquidity from operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the management of the timing of payments to our vendors and service providers.

Cash used in our investing activities for 2015 consisted of $1.5 million computing equipment purchases primarily to satisfy customer contracts. Approximately 25% of these capital purchases were for computer servers, which are required to deliver our services. The remaining purchases consisted primarily of leasehold improvements. Our 2014 investing activities consist of $1.9 million in computer and networking equipment purchases and $1.5 million in furniture and leasehold improvements associated with the lease renewal for our Dallas headquarters in 2013.

Cash used in financing activities in 2015 included $15.0 million used to repurchase our common stock and $361 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards offset by $8.7 million received from the exercise of stock options. The stock repurchases were made pursuant to a stock repurchase program authorized by our board of directors, which was completed in October 2015. Cash used in financing activities in 2014 included $16.2 million used to repurchase our common stock and $257 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards offset by $748 thousand received from the exercise of stock options.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore the extent of future cash inflow and related dilution from additional option activity is not certain. The following table summarizes the options that were outstanding as of December 31, 2015. The vested options are a subset of the outstanding options. The value of the options is the number of options exercisable into shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	204,050	$287	204,050	$287
$2.00 - $3.49	567,142	1,467	428,828	1,091
$3.50 - $4.99	1,003,360	4,730	1,003,360	4,730
Total	1,774,552	$6,484	1,636,238	$6,108

Liquidity Summary

Based on our current 2016 budget plans, we believe we have adequate resources and liquidity to sustain operations for at least the next twelve months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Contingent Liabilities and Commitments

We have total contractual obligations over the next year of $1.4 million and $3.5 million over the next three years primarily consisting of various operating office lease agreements. The lease of our headquarters facility in Dallas expires in 2024.

A summary of our fixed contractual obligations and commitments at December 31, 2015, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$9,717	$1,369	$2,158	$2,065	$4,125

We have severance agreements with certain employees which would require us to pay up to approximately $4.3 million if all such employees separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

New Accounting Standards

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for us beginning in 2018, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

Classification of Deferred Taxes

In November 2015, the FASB issued guidance that requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The standard will be effective for annual periods beginning after December 15, 2016, but may be adopted early. This new guidance does not have a material impact on our consolidated financial statements. We have chosen to prospectively apply the guidance to our 2015 balance sheet. Prior year balance sheets were not retroactively adjusted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we face exposure to material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $28.7 and $21.7 million at December 31, 2015 and 2014, respectively. We held no marketable securities and no debt as of December 31, 2015 and 2014.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2015, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zix Corporation

We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 10, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 10, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 is incorporated by reference from our Proxy Statement related to the 2016 Annual Meeting of Shareholders under the sections “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee.”

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

Item 11. Executive Compensation

The information required by this Item 11, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from our Proxy Statement related to the 2016 Annual Meeting of Shareholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our Proxy Statement related to the 2016 Annual Meeting of Shareholders under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our Proxy Statement related to the 2016 Annual Meeting of Shareholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our Proxy Statement related to the 2016 Annual Meeting of Shareholders under the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS.”

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

Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.1 to Zix Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.

10.17†	—

Form of Zix Corporation Employee Stock Option Agreement. Filed as Exhibit 10.2 to Zix Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.

10.18†	—	Form of Director Indemnification Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 20, 2010, and incorporated herein by reference.

10.19†	—	Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2011, and incorporated herein by reference.

10.20†	—	Zix Corporation 2012 Incentive Plan. Filed as Appendix A of Schedule 14A on April 27, 2012, and incorporated herein by reference.

10.21†	—

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

10.23	—

Form of Amended and Restated Employment Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, and incorporated herein by reference.

10.24	—	Zix Corporation Amended and Restated 2012 Incentive Plan. Filed as Appendix A of Schedule 14A on May 13, 2015, and incorporated herein by reference.

10.25	—

Letter Agreement Concerning Transition Matters, dated as of July 21, 2015, by and between Zix Corporation and Richard D. Spurr. Filed as exhibit 10.3 to Zix Corporation’s Quarterly report on Form 10-Q for the period ended June 30, 2015, and incorporated herein by reference.

10.26	—

Second Amended and Restated Employment Termination Benefits Agreement, dated as of July 21, 2015, by and between Zix Corporation and Richard D. Spurr. Filed as Exhibit 10.4 to Zix Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, and incorporated herein by reference.

10.27*	—	Amendment No. One to Zix Corporation Amended and Restated 2012 Incentive Plan.

10.28**	—	Amendment No. One to Zix Corporation Stock Option Agreement, dated as of January 18, 2016, between Richard D. Spurr and Zix Corporation.

10.29**	—	Amendment No. One to Zix Corporation Employee Stock Option Agreement, dated as of January 18, 2016, between Richard D. Spurr and Zix Corporation.

10.30**	—	Amendment No. One to Zix Corporation Employee Stock Option Agreement, dated as of January 18, 2016, between Richard D. Spurr and Zix Corporation.

21.1	—	Subsidiaries of Zix Corporation. Filed as Exhibit 21.1 to Zix Corporation's Annual Report on Form 10-K dated December 31, 2009, and incorporated herein by reference.

Exhibit Number		Description

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

31.1*	—	Certification of David J. Wagner, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of David J. Wagner and Michael W. English, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	—

101. INS (XBRL Instance Document)

101. SCH (XBRL Taxonomy Extension Schema Document)

101. CAL (XBRL Calculation Linkbase Document)

101. LAB (XBRL Taxonomy Label Linkbase Document)

101. DEF (XBRL Taxonomy Linkbase Document)

101. PRE (XBRL Taxonomy Presentation Linkbase Document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 10, 2016.

ZIX CORPORATION

By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2016.

Signature	Title

/s/ DAVID J. WAGNER	Chief Executive Officer, President and Director
(David J. Wagner)	(Principal Executive Officer)

/s/ MICHAEL W. ENGLISH	Chief Financial Officer
(Michael W. English)	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARK J. BONNEY	Director
(Mark J. Bonney)

/s/ TAHER A. ELGAMAL	Director
(Taher A. Elgamal)

/s/ ROBERT C. HAUSMANN	Chairman, Director
(Robert C. Hausmann)

/s/ MARIBESS L. MILLER	Director
(Maribess L. Miller)

/s/ RICHARD D. SPURR	Director
(Richard D. Spurr)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zix Corporation

We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries ( the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2016 expressed an unqualified opinion.

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting related to classification of deferred tax asset and liabilities as noncurrent on the balance sheet in 2015 due to the adoption of Accounting Standards Update No. 2015-17, Income Taxes. The accounting change has been prospectively applied.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 10, 2016

ZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$28,664	$21,685
Receivables, net	498	1,452
Prepaid and other current assets	2,908	2,372
Deferred tax assets	—	1,763
Total current assets	32,070	27,272
Property and equipment, net	4,143	4,399
Goodwill	2,161	2,161
Deferred tax assets	48,912	49,892
Total assets	$87,286	$83,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$370	$506
Accrued expenses	4,697	2,930
Deferred revenue	23,182	21,587
Total current liabilities	28,249	25,023
Long-term liabilities:
Deferred revenue	839	898
Deferred rent	1,426	1,533
Total long-term liabilities	2,265	2,431
Total liabilities	30,514	27,454
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 77,852,453 issued and 56,546,879 outstanding in 2015 and 75,017,775 issued and 56,980,789 outstanding in 2014	767	741
Additional paid-in capital	372,400	361,579
Treasury stock, at cost; 21,305,574 common shares in 2015 and 18,036,986 common shares in 2014	(82,243)	(66,882)
Accumulated deficit	(234,152)	(239,168)
Total stockholders’ equity	56,772	56,270
Total liabilities and stockholders’ equity	$87,286	$83,724

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2015	2014	2013
Revenues	$54,713	$50,347	$48,138
Cost of revenue	9,593	8,324	7,614
Gross margin	45,120	42,023	40,524
Research and development expenses	8,317	9,051	9,563
Selling, general and administrative expenses	28,887	26,222	21,646
Operating income	7,916	6,750	9,315
Other income (expense):
Investment and other income	244	183	132
Total other income	244	183	132
Income before income taxes	8,160	6,933	9,447
Income tax (expense) benefit	(3,144)	(2,830)	1,006
Net income	$5,016	$4,103	$10,453
Basic income per common share	$0.09	$0.07	$0.17
Diluted income per common share	$0.09	$0.07	$0.17

Weighted average shares outstanding
Basic common shares outstanding	56,421,833	57,948,864	61,139,035
Diluted common shares outstanding	57,476,006	58,966,625	62,526,507

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except share data)	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2012	73,165,433	$728	$355,747	$(41,506)	$(253,724)	61,245
Issuance of common stock upon exercise of stock options	839,263	9	1,696	—	—	1,705
Issuance of common stock upon vesting of restricted stock units	28,250	—	—	—	—	—
Issuance of restricted common stock	385,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,711	(120)	—	1,591
Treasury repurchase program	—	—	—	(8,760)	—	(8,760)
Net income	—	—	—	—	10,453	10,453
Balance, December 31, 2013	74,417,946	737	359,154	(50,386)	(243,271)	66,234
Issuance of common stock upon exercise of stock options	407,829	4	744	—	—	748
Issuance of common stock upon vesting of restricted stock units	52,000	—	—	—	—	—
Issuance of restricted common stock	140,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,681	(257)	—	1,424
Treasury repurchase program	—	—	—	(16,239)	—	(16,239)
Net income	—	—	—	—	4,103	4,103
Balance, December 31, 2014	75,017,775	741	361,579	(66,882)	(239,168)	56,270
Issuance of common stock upon exercise of stock options	2,668,928	26	8,648	—	—	8,674
Issuance of common stock upon vesting of restricted stock units	65,750	—	—	—	—	—
Issuance of restricted common stock	100,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	2,173	(361)	—	1,812
Treasury repurchase program	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	5,016	5,016
Balance, December 31, 2015	77,852,453	$767	$372,400	$(82,243)	$(234,152)	$56,772

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating activities:
Net income	$5,016	$4,103	$10,453
Non-cash items in net income:
Depreciation and amortization	2,152	1,623	1,466
Employee stock-based compensation expense	2,173	1,681	1,711
Changes in deferred taxes	2,743	2,398	(1,401)
Changes in operating assets and liabilities:
Receivables	954	872	(1,357)
Prepaid and other assets	(536)	(334)	(341)
Accounts payable	(81)	(1)	(103)
Deferred revenue	1,536	2,127	1,986
Accrued and other liabilities	1,660	848	884
Net cash provided by operating activities	15,617	13,317	13,298
Investing activities:
Purchases of property and equipment	(1,951)	(3,402)	(1,593)
Net cash used in investing activities	(1,951)	(3,402)	(1,593)
Financing activities:
Proceeds from exercise of stock options	8,674	748	1,705
Treasury stock	(15,361)	(16,496)	(8,880)
Net cash used in financing activities	(6,687)	(15,748)	(7,175)
Increase (decrease) in cash and cash equivalents	6,979	(5,833)	4,530
Cash and cash equivalents, beginning of year	21,685	27,518	22,988
Cash and cash equivalents, end of year	$28,664	$21,685	$27,518

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

Goodwill was $2.2 million, or 2% and 3% of total assets for the years ended December 31, 2015 and 2014, respectively.

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

Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2015, we provided a valuation allowance against a significant portion, $46.1 million, of our accumulated U.S. deferred tax assets, reflecting our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $48.9 million, and consists of $41.8 million for federal net operating loss carryforwards, $4.1 million relating to temporary timing differences between GAAP and tax-related expense, $1.8 million relating to U.S. state income tax credits and $1.2 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. For 2015 and 2014 we had no leases that qualified as capital leases. Lease renewal options which we are “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.

Revenue Recognition — We develop, market, and support applications that connect, protect and deliver information in a secure manner. We generate our sales through both a direct sales team and, increasingly, through our channel partners. We derive our revenue from subscription fees for rights related to the use of our software. Software subscription terms typically range from one to three years.

Revenue is recognized when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists,
•	delivery has occurred or services have been rendered,
•	the price is fixed and determinable, and
•	collectability is probable.

We record our revenue net of any value added or sales tax. Discounts provided to customers are recorded as reductions in revenue.

We have determined that substantially all of our revenue arrangements are in the scope of the software revenue recognition rules. Multiple elements in our software arrangements are sold as a single unit consisting of the following elements: (i) subscription licensed software delivered to the customer’s site, (ii) ongoing customer support and, (iii) access to our hosted encryption network (Zix encryption network) during the term of the agreement.

(i)

Software at the customer site performs critical functions of the email encryption process and is the predominant element in our arrangements. Actions performed by the software at the customer site include identifying when encryption is needed through the use of filters and lexicons, determining the best method of delivery (BMOD) by examining secure connection options and selecting the BMOD. BMOD is a key marketing differentiator for us and is defined as the most secure and easiest method to deliver encrypted email. Customers can install the software on their own hardware or we can deliver to the customer site hardware that we own. In recent years more customers have opted to have the software installed on their own hardware, and as a result the number of Zix supplied hardware devices has declined. Any hardware provided as part of our services primarily included manufacturer provided warranty provisions. We recorded no warranty expense in any of the presented periods.

(ii)	Customer support includes unspecified software upgrades, updates and bug fixes and access to live technical support technicians and on-line knowledge resources

(iii)

The Zix encryption network includes access to our central network which facilitates transparent encrypted email exchange among all of our customers by providing public encryption keys (asymmetrical encryption requires two keys- a public key provided by the central network and a private key generated by the software at the customer site). The delivered software element is essential to the functionality and utility of this central network. The network also enables our customers to send encrypted emails to non-Zix customer recipients through a portal.

A small portion of our revenue (less than 5% in 2015) is derived from hosted email encryption solutions. We apply general revenue recognition guidance to these hosted arrangements.

In all revenue arrangements we cannot determine vendor specific objective evidence (VSOE) and we cannot establish separate units of accounting for the multiple elements of our arrangements that are bundled and sold as one unit. All revenue arrangements are sales of subscription based (i.e. time-based) licenses. We defer revenue until the software is delivered and the service is deployed. Upon deployment, we commence revenue recognition and revenue is recognized ratably over the subscription period generally ranging from one to three years.

Software Development Costs —Costs incurred in the development and testing of subscription software products related to research, project planning, training, maintenance and general and administrative activities, and overhead costs are expensed as incurred. The costs of relatively minor upgrades and enhancements to the software are also expensed as incurred.

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

Research and development costs associated with software developed for internal use on behalf of our customers are capitalized. To date, capitalized costs for software developed for internal use on behalf of our customers were not material.

Advertising Expense — Advertising costs are expensed as incurred. Our operations include advertising expense of $2.1 million, $2.9 million, and $959 thousand in 2015, 2014, and 2013, respectively.

Stock-Based Compensation — We currently use the straight-line amortization method for recognizing stock option and restricted stock compensation costs. The measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors are based on the estimated fair value of the awards on the grant dates. The grant date fair value is estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost is recognized over the period during which an employee or director is required to provide service in exchange for the award, i.e., “the requisite service period” (which is usually the vesting period). We also estimate the number of instruments that will ultimately be earned, rather than accounting for forfeitures as they occur.

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

Classification of Deferred Taxes

In November 2015, the FASB issued guidance that requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on the balance sheet. The standard will be effective for annual periods beginning after December 15, 2016, but may be adopted early. This new guidance did not have a material impact on our consolidated financial statements. We have chosen to prospectively apply the guidance to our 2015 balance sheet. Prior year balances were not retroactively adjusted.

3. Stock Options and Stock-based Employee Compensation

Below is a summary of common stock options outstanding at December 31, 2015:

	Authorized Shares	Options Outstanding	Options Vested	Available for Grant
Employee and Director Stock Option Plans:
2001 Stock Option Plan	2,525,000	11,400	11,400	—
2001 Employee Stock Option Plan	300,000	4,020	4,020	—
2004 Stock Option Plan	5,000,000	1,258,069	1,258,069	—
2006 Director’s Stock Option Plan	1,100,000	209,500	209,500	—
2012 Incentive Plan	6,300,000	291,563	153,249	3,751,308
Total	15,225,000	1,774,552	1,636,238	3,751,308

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

Under the terms of the 2012 Incentive Plan adopted by the Company’s Board of Directors on April 13, 2012 (the “2012 Plan”), 2,700,000 shares are available for issuance, plus a number of additional shares (not to exceed 1,327,000) underlying options outstanding under certain of the Company’s prior equity plans that thereafter terminate or expire unexercised, or are cancelled, forfeited, or lapse for any reason. Our shareholders approved an Amended and Restated 2012 Incentive Plan during our annual meeting held June 24, 2015, increasing the number of shares available for grant by 3,600,000. Awards issued under the 2012 Plan typically vest pro-rata and quarterly over four years.

Accounting Treatment

We use the straight-line amortization method for recognizing stock option compensation costs. Our share-based awards include stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance units (“PUs”).

For the twelve months ended December 31, 2015, 2014, and 2013, respectively, the total stock-based compensation expense resulting from stock options, RSAs, RSUs, and PUs was recorded to the following line items of our consolidated statements of income:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cost of revenue	$182	$180	$172
Research and development expenses	242	237	212
Selling, general and administrative expenses	1,749	1,264	1,327
Stock-based compensation expense	$2,173	$1,681	$1,711

Our 2015 stock-based compensation expense includes $540 thousand related to the accelerated vesting of awards related to our CEO departure. A deferred tax asset of $625 thousand, $462 thousand and $483 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the twelve months ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $2.1 million of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.5 years.

We used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants made during 2013. No options were granted in 2014 or 2015. On January 1, 2006, we elected to use the “simplified” method to calculate the estimated life of options granted to employees. The Company continued to use the “simplified” method for all options granted through 2013. The Company has elected to use the “historical” method to calculate the estimated life of any options that may be granted in the future. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options.

The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	—	—	1.05%
Expected option life (years)	—	—	5.8
Expected stock price volatility	—	—	69%
Expected dividend yield	—	—	—
Fair value of options granted	—	—	$1.99

The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company. The weighted average grant-date fair value of awards of restricted stock and RSU’s is based on quoted market price of the Company’s common stock on the date of grant.

Stock Option Activity

There were 2,668,928 stock options exercised for the twelve months ended December 31, 2015. As a result of these stock option exercises, there was $19 thousand in excess tax benefits recorded in 2015. For the comparative period in 2014, there were 407,829 stock option exercises.

The following is a summary of all stock option transactions for the three years ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at January 1, 2013	7,684,776	$4.28
Granted at market price	150,000	$3.27
Cancelled or expired	(247,139)	$5.15
Exercised	(839,263)	$2.03
Outstanding at December 31, 2013	6,748,374	$4.50
Granted at market price	—	—
Cancelled or expired	(1,850,036)	$7.71
Exercised	(407,829)	$1.83
Outstanding at December 31, 2014	4,490,509	$3.42
Granted at market price	—	—
Cancelled or expired	(47,029)	$4.69
Exercised	(2,668,928)	$3.25
Outstanding at December 31, 2015	1,774,552	$3.65	3.41
Options exercisable at December 31, 2015	1,636,238	$3.73	3.13

At December 31, 2015, all 1,774,552 options outstanding and all 1,636,238 options exercisable had an exercise price lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $2.5 million and $2.2 million, respectively. At December 31, 2014, we had 2,207,201 options outstanding and 1,852,423 options exercisable in which the exercise price was lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $2.4 million and $2.1 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014, was $4.4 million and $716 thousand, respectively.

Summarized information about stock options outstanding at December 31, 2015, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 - $1.99	204,050	2.15	$1.41	204,050	$1.41
$2.00 - $3.49	567,142	5.61	$2.59	428,828	$2.54
$3.50 - $4.99	1,003,360	2.37	$4.71	1,003,360	$4.71
	1,774,552	3.41	$3.65	1,636,238	$3.73

There were 4,135,731 and 5,908,498 exercisable options at December 31, 2014 and 2013, respectively.

Restricted Stock Activity

The following is a summary of all restricted stock activity during the three years ended December 31, 2015:

	Restricted Shares	Weighted Average Fair Value
Non-vested at January 1, 2013	351,000	$2.49
Granted at market price	385,000	$3.45
Vested	(87,750)	$2.49
Cancelled	—	—
Non-vested restricted stock at December 31, 2013	648,250	$3.06
Granted at market price	140,000	$4.66
Vested	(184,000)	$2.99
Cancelled	—	—
Non-vested restricted stock at December 31, 2014	604,250	$3.45
Granted at market price	100,000	$5.18
Vested	(240,750)	$3.35
Cancelled	(40,250)	$3.57
Non-vested restricted stock at December 31, 2015	423,250	$3.91

As a result of these vesting RSA’s $84 thousand in excess tax benefits was recorded in 2015.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three years ended December 31, 2015:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at January 1, 2013	113,000	$2.49
Granted at market price	95,000	$3.45
Vested	(28,250)	$2.49
Cancelled	—	—
Non-vested restricted stock units at December 31, 2013	179,750	$3.00
Granted at market price	55,000	$4.66
Vested	(52,000)	$2.93
Cancelled	—	—
Non-vested restricted stock units at December 31, 2014	182,750	$3.52
Granted at market price	215,000	$3.88
Vested	(65,750)	$3.29
Cancelled	(32,500)	$3.88
Non-vested restricted stock units at December 31, 2015	299,500	$3.79

Performance Unit Activity

The following is a summary of all PU activity during the two years ended December 31, 2015:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested at January 1, 2014	—	—
Granted at market price	100,000	$4.66
Vested	—	—
Forfeited	(100,000)	$4.66
Non-vested restricted stock units at December 31, 2014	—	—
Granted at market price	215,000	$3.88
Vested	—	—
Forfeited	(32,500)	$3.88
Non-vested restricted stock units at December 31, 2015	182,500	$3.88

In February 2016 the Compensation Committee of our board of directors approved the achievement of certain 2015 performance metrics, resulting in the vesting of 27,428 PUs during the first quarter 2016. An additional 10,350 PU’s vested in the first quarter 2016 related to our CEO separation.

The weighted average grant-date fair value of awards of restricted stock and RSUs (collectively “restricted stock”) and PUs is based on the quoted market price of the Company’s common stock on the date of grant.

4. Supplemental Cash Flow Information

Supplemental information relating to taxes and noncash activities:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Income tax payments	$332	$426	$217
Payables related to purchases of capitalized assets	$55	$(12)	$(97)
Excess tax benefit on exercise and vesting of employee equity awards	$103	$168	$427

5. Receivables, net

(In thousands)	December 31,
	2015	2014
Gross accounts receivables	$7,882	$8,116
Allowance for returns and doubtful accounts	(59)	(108)
Unpaid portion of deferred revenue	(7,325)	(6,556)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$498	$1,452

Our gross accounts receivables for the year ended 2014 included $318 thousand associated with a tenant improvement allowance received as an incentive when we renewed the lease for our Dallas headquarters in 2013. The tenant improvement receivable was collected in full in the first quarter 2015.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at December 31, 2015.

6. Prepaid and other current assets

(In thousands)	December 31,
	2015	2014
Prepaid insurance, maintenance, software licenses and other	$2,596	$1,954
Deferred commissions	364	443
Tax-related	(52)	(25)
Prepaid and other current assets	$2,908	$2,372

7. Property and Equipment

(In thousands)	December 31,
	2015	2014
Computer and office equipment and software	$23,797	$23,013
Leasehold improvements	6,663	6,398
Furniture and fixtures	1,969	1,916
	32,429	31,327
Less accumulated depreciation and amortization	(28,286)	(26,928)
Total Property and Equipment	$4,143	$4,399

Our operations include depreciation and amortization expense related to property and equipment of $2.2 million, $1.6 million, and $1.5 million in 2015, 2014, and 2013, respectfully.

8. Goodwill

At December 31, 2015 and 2014, we had goodwill totaling $2.2 million. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There were no impairment indicators to the goodwill recorded as of December 31, 2015.

9. Accrued Expenses

	December 31,
(In thousands)	2015	2014
Employee compensation and benefits	$3,028	$1,061
Professional fees	467	473
Taxes	399	378
Other	803	1,018
Total accrued expenses	$4,697	$2,930

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

11. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013, are as follows:

	Year Ended December 31,
	2015	2014	2013
Basic weighted average shares	56,421,833	57,948,864	61,139,035
Effect of dilutive securities:
Employee and director stock options	741,002	782,659	1,095,227
Restricted Stock	172,126	181,219	225,741
RSUs	100,353	53,832	66,504
PUs	40,692	51	—
Potential dilutive common shares	57,476,006	58,966,625	62,526,507

For the years ended December 31, 2015, 2014, and 2013, weighted average shares related to certain stock options of 1,005,328, 3,240,594, and 4,054,261 respectively, were excluded from the calculation of diluted earnings per share because the stock options were anti-dilutive. Anti-dilutive restricted stock, RSUs, and PUs of 56,542, 33,512, and 24,486, respectively, were also excluded from the calculation for the year ended December 31, 2015. Anti-dilutive restricted stock, RSUs, and PUs of 147,292, 50,833, and 33,333, respectively, were excluded from the calculation for the year ended December 31, 2014. Anti-dilutive restricted stock and RSUs of 31,281, and 7,719, respectively, were excluded from the calculation for the year ended December 31, 2013.

12. Significant Customers

In 2015, 2014, and 2013, no single customer accounted for 10% or more of our revenues.

13. Commitments and Contingencies

Leases

We lease office facilities under non-cancelable operating lease agreements. Our operations include rent expense for these operating leases of $1.4 million in each of 2015 and 2014, and $1.3 million in 2013. The lease of our headquarters facility in Dallas expires in 2024.

A summary of our fixed contractual obligations and commitments at December 31, 2015, is as follows:

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$1,369	$1,131	$1,027	$1,030	$1,035	$4,125	$9,717

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

14. Income Taxes

Components of the income taxes are as follows:

(In thousands)	2015	2014	2013
Current:
U.S.	$58	$67	$124
State	196	240	148
Foreign	146	125	123
Deferred
Federal	2,744	2,396	(1,400)
State	—	—	—
Foreign	—	2	(1)
Income tax expense (benefit)	$3,144	$2,830	$(1,006)

A reconciliation of the expected U.S. tax expense (benefit) to income taxes is as follows:

(In thousands)	2015	2014	2013
Expected tax (benefit) expense at U.S. statutory rate	$2,775	$2,357	$3,212
Decrease in valuations allowance- Operations	—	—	(2,650)
Decrease in valuations allowance- Other	—	—	(1,400)
Nondeductible expense and nontaxable income	133	127	(370)
State income taxes	129	224	98
Foreign income taxes	146	127	122
Other	(39)	(5)	(18)
Income tax expense (benefit)	$3,144	$2,830	$(1,006)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our U.S. deferred income taxes as of December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Deferred tax assets:
Reserves- Other	$156	$325
U.S. net operating loss carryforwards	84,591	86,382
State net operating loss carryforwards	281	281
Tax credit carryforwards	6,030	5,863
Stock-based compensation	1,767	2,623
Intangible assets	98	538
Depreciable assets	1,518	1,461
Other assets	1,272	712
Total deferred tax assets	95,713	98,185
Deferred tax liabilities:
Prepaid expenses	(671)	(496)
Total deferred tax assets	95,042	97,689
Less valuation allowance	(46,134)	(46,038)
Net deferred tax assets	$48,908	$51,651

The Company has partially reserved its U.S. net deferred tax assets in 2015 and 2014 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of approximately $249 million which begin to expire in 2020. The Company has state credits that net of federal tax expense total $1.7 million which can be utilized through 2027 and state net operating losses that have various expiration dates. The Company also has tax credit carryforwards of approximately $4.3 million consisting of business tax credits which begin to expire in 2016 and alternative minimum tax credits which do not expire.

In 2010, the Company achieved positive earnings and successfully discontinued operations of its e‑Prescribing segment. Based on the weight of available objective evidence, including the Company’s history of positive earnings from continuing operations and successful exit from e-Prescribing, management believed that it was more likely than not that a portion of the deferred tax asset would be realized. Accordingly, the Company reduced its valuation allowance by $4.1 million in 2013.

We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company's ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

The Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2015, or during the prior three years. We have determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

15. Employee Benefit Plan

401(k) Plan — We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of our U.S. employees. Under the plan, contributions are voluntarily made by employees, and we may provide contributions based on the employees’ contributions. Our operating income includes $389 thousand, $354 thousand, and $297 thousand, in 2015, 2014, and 2013, respectively, for net contributions from operations to this plan.

16. ZixCorp Repurchase Program

During the year ended December 31, 2015, the Company repurchased 3,185,340 shares at an aggregate cost of $15.0 million. This completed the $15 million share repurchase authorized by our board of directors in May 2015. On May 11, 2015, the board of directors also approved the termination of the $10 million share repurchase program announced in January 2015. No shares were repurchased under that program.

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

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014:

	Quarter Ended
(In thousands except per share data)	March 31	June 30	September 30	December 31
2015
Revenues	$13,073	$13,302	$14,011	$14,327
Gross margin	10,860	10,873	11,582	11,805
Net income	1,176	1,115	1,927	798
Basic net income per common share*	0.02	0.02	0.03	0.01
Diluted net income per common share*	0.02	0.02	0.03	0.01
2014
Revenues	$12,162	$12,615	$12,705	$12,865
Gross margin	10,137	10,583	10,643	10,660
Net income	1,059	977	1,163	904
Basic net income per common share*	0.02	0.02	0.02	0.02
Diluted net income per common share*	0.02	0.02	0.02	0.02

*

Net income per share is calculated independently for each quarter. The sum of Net income per share for each quarter may not equal the total Net income per share for the year due to rounding differences.

18. Subsequent Events

On January 5, 2016, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $15 million of its shares of common stock. The amount and timing of specific repurchases are subject to market conditions, applicable to legal requirements and other factors. Any share purchases would be funded from existing cash resources and may be suspended or discontinued at any time. The share repurchase program will expire on September 30, 2016.

On January 19, 2016, the Company’s board of directors appointed David J. Wagner to the positions of Chief Executive Officer and President of Zix Corporation and elected Mr. Wagner to the board. Former CEO and President Richard D. Spurr stepped down from those positions, effective January 19, 2016. The severance costs related to our CEO transition were recorded to general and administrative expense during the year ended December 31, 2015. No additional charges associated with this transition are expected in 2016. Mr. Spurr remains a member of the board of directors, the size of which has increased from five to six members. Both Mr. Wagner and Mr. Spurr will serve on the board for terms that will expire at the 2016 annual meeting of the Company’s shareholders.