Form 10-Q
period 2016-03-31
ZIX CORP
filed 2016-05-04
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Common Stock, par value $0.01 per share	54,607,220

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,089	$28,664
Receivables, net	1,140	498
Prepaid and other current assets	2,514	2,908
Total current assets	30,743	32,070
Property and equipment, net	3,754	4,143
Goodwill	2,161	2,161
Deferred tax assets	48,093	48,912
Total assets	$84,751	$87,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$406	$370
Accrued expenses	4,146	4,697
Deferred revenue	24,214	23,182
Total current liabilities	28,766	28,249
Long-term liabilities:
Deferred revenue	1,317	839
Deferred rent	1,397	1,426
Total long-term liabilities	2,714	2,265
Total liabilities	31,480	30,514
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 78,404,818 issued and 55,723,598 outstanding in 2016 and 77,852,453 issued and 56,546,879 outstanding in 2015	768	767
Additional paid-in capital	372,811	372,400
Treasury stock, at cost; 22,681,220 common shares in 2016 and 21,305,574 common shares in 2015	(87,726)	(82,243)
Accumulated deficit	(232,582)	(234,152)
Total stockholders’ equity	53,271	56,772
Total liabilities and stockholders’ equity	$84,751	$87,286

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2016	2015
Revenues	$14,328	$13,073
Cost of revenues	2,537	2,213
Gross margin	11,791	10,860
Operating expenses:
Research and development	2,179	2,105
Selling, general and administrative	7,144	6,915
Total operating expenses	9,323	9,020
Operating income	2,468	1,840
Other income, net	59	23
Income before income taxes	2,527	1,863
Income tax expense	(957)	(687)
Net income	$1,570	$1,176
Basic income per common share	$0.03	$0.02
Diluted income per common share	$0.03	$0.02
Basic weighted average common shares outstanding	56,002,447	56,496,303
Diluted weighted average common shares outstanding	56,581,366	57,395,616

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, December 31, 2015	77,852,453	$767	$372,400	$(82,243)	$(234,152)	$56,772
Issuance of common stock upon exercise of stock options	19,812	1	49	—	—	50
Issuance of common stock upon vesting of restricted stock units	131,664	—	—	—	—	—
Issuance of common stock upon vesting of performance stock units	77,428
Issuance of restricted common stock	323,461
Employee stock-based compensation costs	—	—	362	(263)	—	99
Treasury repurchase program	—	—	—	(5,220)	—	(5,220)
Net income	—	—	—	—	1,570	1,570
Balances, March 31, 2016	78,404,818	$768	$372,811	$(87,726)	$(232,582)	$53,271

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Operating activities:
Net income	$1,570	$1,176
Non-cash items in net income:
Depreciation and amortization	534	504
Employee stock-based compensation costs	362	468
Changes in deferred taxes	819	542
Changes in operating assets and liabilities:
Receivables	(642)	407
Prepaid and other current assets	394	250
Accounts payable	74	(153)
Deferred revenue	1,510	(230)
Accrued and other liabilities	(580)	(435)
Net cash provided by operating activities	4,041	2,529
Investing activities:
Purchases of property and equipment	(183)	(616)
Net cash used in investing activities	(183)	(616)
Financing activities:
Proceeds from exercise of stock options	50	1,489
Purchase of treasury shares	(5,483)	(185)
Net cash (used in) provided by financing activities	(5,433)	1,304
Increase (decrease) in cash and cash equivalents	(1,575)	3,217
Cash and cash equivalents, beginning of period	28,664	21,685
Cash and cash equivalents, end of period	$27,089	$24,902

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2016, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

2. Recent Accounting Standards and Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which introduces a lessee model that brings most leases on the balance sheet. The new ASU eliminates the requirement in U.S. GAAP that entities use bright-line tests in determining lease classifications and requires lessors to provide additional transparency into their exposure to the changes in value of their residual assets and how they manage that exposure.

The standard is effective for us beginning 2019. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

Accounting for Share-Based Payments

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The standard is effective for us beginning 2017. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include stock options, restricted stock awards (“Restricted Stock”), and restricted stock units (“RSUs”). As of March 31, 2016, the Company had 2,016,827 stock options outstanding, 719,461 non-vested restricted stock awards, 317,167 non-vested RSUs, and 2,725,391 shares available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2015	1,774,552	$3.65
Granted at market price	273,187	$3.61
Cancelled or expired	(11,100)	$2.50
Exercised	(19,812)	$2.50
Outstanding at March 31, 2016	2,016,827	$3.67	4.12
Options exercisable at March 31, 2016	1,703,515	$3.70	3.14

At March 31, 2016, we had 1,138,467 stock options outstanding and 825,155 options exercisable with an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these options was $1.3 million and $1.2 million, respectively. The Company recorded a $2 thousand excess tax benefit in the three month period ended March 31, 2016, related to the 19,812 option exercises.

Restricted Stock Activity

The following is a summary of all Restricted Stock activity during the three months ended March 31, 2016:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2015	423,250	$3.91
Granted at market price	323,461	3.61
Vested	(168,750)	3.43
Cancelled	—	—
Non-vested restricted stock at March 31, 2016	577,961	$3.88

The Company recorded a $32 thousand excess tax benefit in the three month period ended March 31, 2016, related to the 168,750 restricted stock awards that vested.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended March 31, 2016:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at December 31, 2015	299,500	$3.79
Granted at market price	38,500	3.74
Vested	(131,664)	3.88
Cancelled	—	—
Non-vested restricted stock units at March 31, 2016	206,336	$3.72

The Company recorded a $5 thousand excess tax benefit in the three month period ended March 31, 2016, related to the 131,664 restricted stock units that vested.

Performance Unit Activity

The following is a summary of all performance unit (“PU”) activity during the three months ended March 31, 2016:

	Performance Units	Weighted Average Fair Value
Non-vested performance units at December 31, 2015	182,500	$3.88
Granted at market price	22,500	3.61
Vested	(77,428)	3.88
Cancelled	(16,741)	3.88
Non-vested performance units at March 31, 2016	110,831	$3.83

The Company recorded a $12 thousand excess tax benefit in the three month period ended March 31, 2016, related to the 77,428 performance units that vested.

Performance Stock Activity

The following is a summary of all performance stock (“PS”) activity during the three months ended March 31, 2016:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at December 31, 2015	—	$—
Granted at market price	141,500	3.61
Vested	—	—
Cancelled	—	—
Non-vested performance stock at March 31, 2016	141,500	$3.61

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, PUs and PSs is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended March 31, 2016, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, PUs and PSs was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cost of revenues	$60	$51
Research and development	77	66
Selling, general and administrative	225	351
Stock-based compensation expense	$362	$468

A deferred tax asset totaling $90 thousand and $128 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $4.0 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.73 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash income tax payments	$128	$74
Non-cash investing and financing activities:
Payables related to purchases of capitalized assets	$38	$(139)
Excess tax benefit on exercise of employee stock options	$2	$—
Excess tax benefit on vesting of restricted awards	$50	$2

5. Receivables, net

(In thousands)	March 31, 2016	December 31, 2015
Gross accounts receivables	$7,676	$7,882
Allowance for returns and doubtful accounts	(55)	(59)
Unpaid portion of deferred revenue	(6,481)	(7,325)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$1,140	$498

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2016.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three months ended March 31, 2016 and 2015, are as follows:

	Three Months ended March 31,
	2016	2015
Basic weighted average shares	56,002,447	56,496,303
Effect of dilutive securities:
Employee and director stock options	335,699	663,926
Restricted stock	123,311	180,308
RSUs	80,251	55,079
PUs	33,623	—
PSs	6,035	—
Potential dilutive common shares	56,581,366	57,395,616

During the three months ended March 31, 2016, weighted average shares related to 1,015,793 stock options, 130,000 shares of Restricted Stock, 29,149 RSUs, 3,544 PUs, and 22,289 PSs were excluded from the calculation of diluted earnings per share because these awards were anti-dilutive. During the three months ended March 31, 2015, weighted average shares related to 2,109,962 stock options, 105,000 shares of Restricted Stock, 106,548 RSUs and 97,944 PUs were excluded from the calculation of diluted earnings per share because these awards were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at March 31, 2016, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$9,967	$1,420	$2,544	$2,141	$3,862

We have not entered into any material, non-cancelable purchase commitments at March 31, 2016.

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

9. Common Stock Repurchase Program

On January 5, 2016, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $15.0 million of its shares of common stock. The amount and timing of specific repurchases are subject to market conditions, applicable to legal requirements and other factors. Any share purchases would be funded from existing cash resources and may be suspended or discontinued at any time. The share repurchase program will expire on September 30, 2016.

During the three months ended March 31, 2016, the Company repurchased 1,303,484 shares at an aggregate cost of $5.2 million under the January 2016 program. No shares were repurchased during the three months ended March 31, 2015.

10. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46.1 million reserve. Any reduction to this $46.1 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2016 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2015, will remain unchanged at December 31, 2016. For this reason, the Company has recognized its first quarter 2016 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

ZixCorp ® offers email encryption, data loss prevention (“DLP”), and Bring-Your-Own-Device (“BYOD”) security to meet business data protection and compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including all U.S. federal financial regulators— such as the Federal Financial Institutions Examination Council (FFIEC)—, divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), one in every four U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

Zix® Email Encryption enables the secure exchange of email that includes sensitive information through a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies.

The main differentiation for Zix Email Encryption in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on recipients, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the recipient’s burden by enabling the delivery of encrypted email automatically and transparently. ZixCorp enables transparent delivery by (1) ZixDirectory® , the world’s largest email encryption community which is designed to share identities of our tens of millions of members (growing by approximately 140,000 members per week), (2) ZixCorp’s patented Best Method of Delivery® , which is designed to deliver email in the most secure, most convenient method possible for the recipient, and (3) ZixGateway® , which automatically encrypts and decrypts messages with sensitive content. The result is the industry’s only transparent encrypted email, such that secure email can be exchanged without extra steps or passwords for both sender and recipients. ZixCorp delivers more than 1,100,000 encrypted messages on a typical business day. Of those messages, 70% are exchanged transparently between senders and recipients.

ZixCorp launched email-specific data loss prevention (“DLP”) solutions, ZixQuarantineTM and ZixInsightTM, in 2013. By focusing strictly on email, ZixCorp addresses business’s greatest source of data loss – corporate email. The straightforward DLP approach decreases the complexity and cost often associated with other DLP solutions. ZixCorp also designed its solutions to reduce deployment time from months to hours and to minimize impact on customer resources and workflow. In addition, ZixCorp offers a convenient experience for both employees interacting with the solution and administrators managing the system.

Leveraging the Company’s leadership and expertise in email encryption, ZixQuarantine uses ZixCorp’s proven policy and content scanning capabilities with quarantine functionality. The quarantine system and its intuitive interface allow administrators to (1) easily define policies and create custom lexicons for quarantining email messages, (2) conveniently manage quarantined messages using flexible searching and filtering options, (3) release or delete individual or multiple quarantined messages with one click, (4) review reports that monitor quarantine activities and trends and (5) automate custom notifications informing employees of quarantined messages.

ZixInsight is a simplified version of ZixQuarantine that can be used to understand the data risks in email and how the implementation of quarantine capabilities will impact your company’s workflow. ZixInsight captures data in outbound emails and highlights violations that trigger policy filters. Through the interactive, real-time interface, companies can monitor their greatest vulnerabilities, generate reports for business executives and train employees about the sensitivity of their company’s data. ZixInsight can also be an ideal add-on solution for ZixCorp Email Encryption customers who need increased visibility into the policies that are triggering encrypted email.

ZixQuarantine and ZixInsight are available as an add-on for existing ZixCorp customers or as a bundle with ZixCorp Email Encryption for new customers. ZixQuarantine is also available as a standalone solution that can easily integrate with most email systems and email encryption solutions.

In late 2013, ZixCorp launched ZixOne ® , a unique mobile email app that solves the key IT challenge created by the BYOD trend in the workplace. BYOD describes the increasing trend of employees using their personal devices to conduct work. ZixOne provides access to corporate email while never allowing that data to be persistently stored on the device where it is vulnerable to loss or theft. If the device is lost or stolen, an administrator can simply disable access to corporate email from that device through ZixOne.

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

Our business operations and service offerings are supported by the ZixData Center™, a SysTrust/SOC3 certified, SOC2 accredited, PCI, DSS V3.1 certified facility. The operations of the ZixData Center are independently audited annually to maintain AICPA SysTrust/SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 (formerly SAS70 Type II) report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day and has a track record that exceeds 99.99% availability.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

First Quarter 2016 Summary of Operations

Financial

•	Revenue for the quarter ended March 31, 2016, was $14.3 million compared with $13.1 million for the same period in 2015, representing a 10% increase.
•	Gross margin for the quarter ended March 31, 2016, was $11.8 million or 82% of revenues compared with $10.9 million or 83% of revenues for the comparable period in 2015.
•	Net income for the quarter ended March 31, 2016, was $1.6 million compared with net income of $1.2 million in the comparable period in 2015, representing a 34% increase.
•	Net income per diluted share was $0.03 for the quarter ended March 31, 2016, compared with net income per diluted share of $0.02 in the comparable period in 2015, representing a 35% increase.
•	Ending cash and cash equivalents were $27.1 million on March 31, 2016, compared with $24.9 million on March 31, 2015, and $28.7 million on December 31, 2015.

Operations

•	New first year orders (“NFYOs”) for the quarter ended March 31, 2016, were $1.9 million, compared with $2.0 million for the same period in 2015, representing a 5% decrease.
•	Net cash provided by operations in the three months ended March 31, 2016 was $4.0 million, compared to $2.5 million for the same period in 2015, representing a 60% increase.
•	As of March 31, 2016, backlog was $75.5 million, compared with $70.3 million as of March 31, 2015, representing a 7% increase.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,		3-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%
Revenues	$14,328	$13,073	$1,255	10%

The increase in revenue was due to the growth inherent in a successful subscription-based business model with steady additions to the subscriber base coupled with a high rate of existing customer renewals and contracted revenue in our backlog. In the first three months of 2016, we categorized our revenue in the following core verticals: 51% healthcare, 29% financial services, 6% government sector, and 14% as other.  In the first three months of 2015, we categorized our revenue in the following core verticals: 51% healthcare, 30% financial services, 7% government sector, and 12% as other.

Revenue Indicators — Backlog and Orders

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of March 31, 2016, total backlog was $75.5 million and we expect approximately 56% of the total backlog, or approximately $41.9 million, to be recognized as revenue during the next twelve months. As of March 31, 2016, the backlog was comprised of the following elements: $25.5 million of deferred revenue that has been billed and paid, $6.5 million billed but unpaid, and approximately $43.5 million of unbilled contracts. The backlog at March 31, 2016, was 7% higher than the $70.3 million backlog at the end of the first quarter 2015 and 2% higher than the ending backlog of $74.2 million at December 31, 2015.

Orders — Total orders were $15.7 million and $14.3 million for the three-month periods ended March 31, 2016 and 2015, respectively, representing a 10% increase year-over-year. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $1.9 million and $2.0 million for the three-month periods ended March 31, 2016 and 2015, respectively, representing a 5% decrease year-over-year.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended March 31,		3-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%
Cost of revenues	$2,537	$2,213	$324	15%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The increases in 2016 compared to 2015 reflected in the table above resulted primarily from increases in average headcount to support growth in customers and users, software maintenance and license support, and depreciation expense relating to investments in networking equipment.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended March 31,		3-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%
Research and development expenses	$2,179	$2,105	$74	4%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increase in 2016 compared to 2015 reflected in the table above resulted primarily from an increase in average headcount, partially offset by decreased contractor expense.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended March 31,		3-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%
Selling and marketing expenses	$4,409	$4,794	$(385)	(8)%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The decrease in the first quarter of 2016 compared to the same period in 2015 resulted primarily from a decrease in advertising and promotional expense. Advertising expense is expected to increase the remainder of 2016 to a spending level even with full year 2015.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended March 31,		3-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%
General and administrative expenses	$2,735	$2,121	$614	29%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The 29% increase reflected in the table above resulted primarily from approximately $512 thousand in increased in legal fees associated with intellectual property litigation. We additionally incurred increased expense of approximately $100 thousand related to salaries and benefits, a non-recurring $40 thousand sales tax expense, approximately $30 thousand of increased consulting fees, and a $55 thousand increase in other miscellaneous expenses. These increases were offset by a $124 thousand decrease in stock-based compensation expense resulting from our CEO transition.

Provision for Income Taxes

The provision for income taxes was $957 thousand and $687 thousand for the three-month periods ended March 31, 2016 and 2015, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $46.1 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our March 31, 2016, provision of $957 thousand includes $820 thousand in deferred taxes, $61 thousand in state taxes currently payable based on gross revenues, $31 thousand related to the federal Alternative Minimum Tax, and $45 thousand in taxes related to our Canadian operations. Our March 31, 2015, provision of $687 thousand included $543 thousand in deferred taxes, $73 thousand in state taxes then payable based on gross revenues, $26 thousand related to the federal Alternative Minimum Tax, and $45 thousand in taxes related to our Canadian operations.

No tax penalty-related charges were accrued or recognized for the three month periods ended March 31, 2016 and 2015. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended March 31, 2016. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At March 31, 2016, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $48.1 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $41.2 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $3.8 million relating to temporary differences between GAAP and tax-related expense, $1.8 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.2 million related to Alternative Minimum Tax credits.

Any reduction to the $46.1 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2016 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2015, will remain unchanged at December 31, 2016. For this reason, the Company has recognized its first quarter 2016 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income

Our net income for the three months ended March 31, 2016, of $1.6 million was an increase of $0.4 million compared to our net income of $1.2 million for the same period last year. The increase in our net income was due to our increased revenue and lower selling and marketing costs offset primarily by higher general and administrative expense and income tax expense, all as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first three months of 2016, net cash provided by operations was $4.0 million, up 60% compared to the $2.5 million of net cash provided by operations in the first three months of 2015. At March 31, 2016, our cash and cash equivalents totaled $27.1 million, a decrease of $1.6 million from the December 31, 2015 balance, and we had no debt. This $1.6 million decrease in our cash position occurred notwithstanding our expenditure of $5.2 million in the first three months of 2016 under a share repurchase program, as discussed below.

Sources and Uses of Cash Summary

	Three Months Ended March 31,
(In thousands)	2016	2015
Net cash provided by operations	$4,041	$2,529
Net cash used in investing activities	$(183)	$(616)
Net cash provided by (used in) financing activities	$(5,433)	$1,304

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first three months of 2016 consisted primarily of computer and networking equipment purchases. In the first three months of 2015 our spending was evenly split between computer and networking equipment purchase and furniture and leasehold improvements associated with the lease renewal for our Dallas headquarters.

Financing activities in the first three months of 2016 include the receipt of $50 thousand from the exercise of stock options offset by $5.2 million used in a $15.0 million share repurchase program authorized by our board of directors and $262 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. Cash received from financing activities in the first three months of 2015 included the receipt of $1.5 million from the exercise of stock options offset by $185 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards.

Options of ZixCorp Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of March 31, 2016. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	204,050	$287	204,050	$287
$2.00 - $3.49	536,230	1,389	496,105	1,288
$3.50 - $4.99	1,276,547	5,716	1,003,360	4,730
Total	2,016,827	$7,392	1,703,515	$6,305

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at March 31, 2016, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$9,967	$1,420	$2,544	$6,003

We have not entered into any material, non-cancelable purchase commitments at March 31, 2016.

We have severance agreements with certain employees which would require the Company to pay approximately $4.4 million if all such employees separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	$—	—	$15,000,000
February 1, 2016 to February 29, 2016	135,162	$3.73	63,000	$14,800,000
March 1, 2016 to March 31, 2016	1,240,484	$4.01	1,240,484	$9,800,000
Total	1,375,646	$3.99	1,303,484	$9,800,000

1

The shares were repurchased under the $15 million stock repurchase program approved by our board of directors on January 5, 2016. The stock repurchase program is scheduled to expire on September 30, 2016. No shares were purchased other than through publicly announced programs during the periods shown.

2

Of the total number of shares purchased for the one month period ended January 31, 2016, February 29, 2016, and March 31, 2016, 61,817 shares of Restricted Stock and 10,345 RSUs represent shares of Restricted Stock and RSUs withheld by us upon the vesting of outstanding Restricted Stock or RSUs. These shares and RSUs were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock and RSUs vested during the period, which is required once the Restricted Stock or RSUs are vested.

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

31.1*	Certification of David J. Wagner, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael W. English, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZIX CORPORATION

Date: May 4, 2016	By:	/s/ MICHAEL W. ENGLISH
Michael W. English
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)