Form 10-Q
period 2016-06-30
ZIX CORP
filed 2016-08-03
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common Stock, par value $0.01 per share	53,277,565

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,728	$28,664
Receivables, net	785	498
Prepaid and other current assets	2,875	2,908
Total current assets	24,388	32,070
Property and equipment, net	4,279	4,143
Goodwill	2,161	2,161
Deferred tax assets	47,767	48,912
Total assets	$78,595	$87,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$702	$370
Accrued expenses	4,670	4,697
Deferred revenue	24,617	23,182
Total current liabilities	29,989	28,249
Long-term liabilities:
Deferred revenue	1,435	839
Deferred rent	1,427	1,426
Total long-term liabilities	2,862	2,265
Total liabilities	32,851	30,514
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 78,484,568 issued and 53,533,760 outstanding in 2016 and 77,852,453 issued and 56,546,879 outstanding in 2015	768	767
Additional paid-in capital	373,532	372,400
Treasury stock, at cost; 24,950,808 common shares in 2016 and 21,305,574 common shares in 2015	(96,533)	(82,243)
Accumulated deficit	(232,023)	(234,152)
Total stockholders’ equity	45,744	56,772
Total liabilities and stockholders’ equity	$78,595	$87,286

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Revenues	$14,930	$13,302	$29,258	$26,375
Cost of revenues	2,635	2,429	5,172	4,642
Gross margin	12,295	10,873	24,086	21,733
Operating expenses:
Research and development	2,321	2,094	4,500	4,199
Selling, general and administrative	9,028	7,046	16,172	13,961
Total operating expenses	11,349	9,140	20,672	18,160
Operating income	946	1,733	3,414	3,573
Other income, net	50	29	109	52
Income before income taxes	996	1,762	3,523	3,625
Income tax expense	(437)	(647)	(1,394)	(1,334)
Net income	$559	$1,115	$2,129	$2,291
Basic income per common share	$0.01	$0.02	$0.04	$0.04
Diluted income per common share	$0.01	$0.02	$0.04	$0.04
Basic weighted average common shares outstanding	53,766,979	57,146,014	54,884,713	56,822,953
Diluted weighted average common shares outstanding	54,270,000	58,373,407	55,425,683	57,886,307

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, December 31, 2015	77,852,453	$767	$372,400	$(82,243)	$(234,152)	$56,772
Issuance of common stock upon exercise of stock options	19,812	1	49	—	—	50
Issuance of common stock upon vesting of restricted stock units	131,664	—	—	—	—	—
Issuance of common stock upon vesting of performance stock units	77,428
Issuance of restricted common stock	403,211
Employee stock-based compensation costs	—	—	1,083	(263)	—	820
Treasury repurchase program	—	—	—	(14,027)	—	(14,027)
Net income	—	—	—	—	2,129	2,129
Balances, June 30, 2016	78,484,568	$768	$373,532	$(96,533)	$(232,023)	$45,744

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Operating activities:
Net income	$2,129	$2,291
Non-cash items in net income:
Depreciation and amortization	1,098	1,051
Employee stock-based compensation costs	1,083	833
Changes in deferred taxes	1,145	1,053
Changes in operating assets and liabilities:
Receivables	(287)	193
Prepaid and other current assets	33	11
Accounts payable	336	266
Deferred revenue	2,031	(219)
Accrued and other liabilities	(26)	86
Net cash provided by operating activities	7,542	5,565
Investing activities:
Purchases of property and equipment	(1,238)	(1,400)
Net cash used in investing activities	(1,238)	(1,400)
Financing activities:
Proceeds from exercise of stock options	50	3,642
Purchase of treasury shares	(14,290)	(1,518)
Net cash (used in) provided by financing activities	(14,240)	2,124
Increase (decrease) in cash and cash equivalents	(7,936)	6,289
Cash and cash equivalents, beginning of period	28,664	21,685
Cash and cash equivalents, end of period	$20,728	$27,974

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the six-month period ended June 30, 2016, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

2. Recent Accounting Standards and Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSU’s”). As of June 30, 2016, the Company had 2,013,827 stock options outstanding, 694,472 non-vested Restricted Stock awards; non-vested 141,500 Performance Stock awards; 206,336 non-vested RSUs; 110,831 non-vested Performance RSUs and 2,548,391 shares available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at March 31, 2016	2,016,827	$3.67
Granted at market price	—	—
Cancelled or expired	(3,000)	$2.50
Exercised	—	$—
Outstanding at June 30, 2016	2,013,827	$3.67	3.88
Options exercisable at June 30, 2016	1,751,372	$3.69	3.06

At June 30, 2016, we had 1,010,467 stock options outstanding and 748,012 stock options exercisable with an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options was each $1.1 million. The Company did not record an excess tax benefit in the three month period ended June 30, 2016. The Company recorded a $2 thousand excess tax benefit in the six month period ended June 30, 2016, related to the exercise of 19,812 options.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended June 30, 2016:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at March 31, 2016	577,961	$3.88
Granted at market price	120,000	3.77
Vested	(3,489)	3.61
Cancelled	—	—
Non-vested restricted stock at June 30, 2016	694,472	$3.86

The Company did not record an excess tax benefit in the three month period ended June 30, 2016. The Company recorded a $32 thousand excess tax benefit in the six month period ended June 30, 2016, related to 168,750 restricted stock awards that vested.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended June 30, 2016:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at March 31, 2016	206,336	$3.72
Granted at market price	—	—
Vested	—	—
Cancelled	—	—
Non-vested restricted stock units at June 30, 2016	206,336	$3.72

The Company did not record an excess tax benefit in the three month period ended June 30, 2016. The Company recorded a $5 thousand excess tax benefit in the six month period ended June 30, 2016, related to 131,664 restricted stock units that vested.

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended June 30, 2016:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at March 31, 2016	110,831	$3.83
Granted at market price	—	—
Vested	—	—
Cancelled	—	—
Non-vested performance RSUs at June 30, 2016	110,831	$3.83

The Company did not record an excess tax benefit in the three month period ended June 30, 2016. The Company recorded a $12 thousand excess tax benefit in the six month period ended June 30, 2016, related to 77,428 performance units that vested.

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended June 30, 2016:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at March 31, 2016	141,500	$3.61
Granted at market price	—	—
Vested	—	—
Cancelled	—	—
Non-vested performance stock at June 30, 2016	141,500	$3.61

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and six month periods ended June 30, 2016, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSU’s and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Cost of revenues	$56	$116
Research and development	75	152
Selling, general and administrative	590	815
Stock-based compensation expense	$721	$1,083

Our second quarter 2016 stock-based compensation expense includes $280 thousand related to the accelerated vesting of equity awards related to our CFO departure. A deferred tax asset totaling $303 thousand and $223 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the six month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $3.8 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.76 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash income tax payments	$354	$260

5. Receivables, net

(In thousands)	June 30, 2016	December 31, 2015
Gross accounts receivables	$8,433	$7,882
Allowance for returns and doubtful accounts	(85)	(59)
Unpaid portion of deferred revenue	(7,563)	(7,325)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$785	$498

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at June 30, 2016.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the applicable period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015, are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Basic weighted average shares	53,766,979	57,146,014	54,884,713	56,822,953
Effect of dilutive securities:
Employee and director stock options	304,993	889,639	320,346	776,782
Restricted stock	119,264	185,581	121,287	182,945
RSUs	49,076	100,810	64,664	77,945
Performance RSUs	12,786	51,363	23,204	25,682
Performance Stock	16,902	—	11,469	—
Potential dilutive common shares	54,270,000	58,373,407	55,425,683	57,886,307

During the three months ended June 30, 2016, weighted average shares related to 1,122,314 stock options, 102,500 shares of Restricted Stock, and 19,750 RSUs  were excluded from the calculation of diluted earnings per share because these awards were anti-dilutive. During the six months ended June 30, 2016, weighted average shares related to 1,069,054 stock options, 116,250 shares of Restricted Stock, 24,449 RSUs 1,772 Performance RSUs, and 11,144 shares of Performance Stock were excluded from the calculation of diluted earnings per share because these awards were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at June 30, 2016, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$9,770	$1,517	$2,560	$2,094	$3,599

We have not entered into any material, non-cancelable purchase commitments at June 30, 2016.

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

9. Common Stock Repurchase Program

During the three months ended June 30, 2016, the Company repurchased 2,269,588 shares of our common stock at an aggregate cost of $8.8 million under a $15.0 million share repurchase program authorized by our board of directors in January 2016. The program was completed in July 2016. During the three months ended March 31, 2016, the Company repurchased 1,303,484 shares at an aggregate cost of $5.2 million under the same program.

During the three months ended June 30, 2015, the Company repurchased 278,600 shares of our common stock at an aggregate cost of $1.3 million under a $15.0 million share repurchase program authorized by our board of directors in May 2015.   No shares were repurchased during the three months ended March 31, 2015.

10. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46.1 million reserve. Any reduction to this $46.1 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2016 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2015, will remain unchanged at December 31, 2016. For this reason, the Company has recognized its first and second quarter 2016 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Overview

ZixCorp® offers email encryption, data loss prevention (“DLP”), and Bring-Your-Own-Device (“BYOD”) security to meet business data protection and compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including U.S. federal financial regulators— such as members of the Federal Financial Institutions Examination Council (FFIEC), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), one in every four U.S. banks, more than 30 Blue Cross Blue Shield organizations and one in every five U.S. hospitals.

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

Results of Operations

Second Quarter 2016 Summary of Operations

Financial

•	Revenue for the quarter ended June 30, 2016, was $14.9 million compared with $13.3 million for the same period in 2015, representing a 12% increase.
•	Gross margin for the quarter ended June 30, 2016, was $12.3 million or 82% of revenues compared with $10.9 million or 82% of revenues for the comparable period in 2015.
•	Net income for the quarter ended June 30, 2016, was $0.6 million compared with net income of $1.1 million in the comparable period in 2015, representing a 50% decrease.
•	Net income per diluted share was $0.01 for the quarter ended June 30, 2016, compared with net income per diluted share of $0.02 in the comparable period in 2015, representing a 46% decrease.
•	Ending cash and cash equivalents were $20.7 million on June 30, 2016, compared with $28.0 million on June 30, 2015, and $28.7 million on December 31, 2015.

Operations

•	New first year orders (“NFYOs”) for the quarter ended June 30, 2016, were $3.0 million, compared with $2.5 million for the same period in 2015, representing a 20% increase.
•	Total orders for the quarter ended June 30, 2016, were $20.4 million, compared with $17.4 million for the same period in 2015, representing an 18% increase.

•	The annual contract value of our customer subscriptions as of June 30, 2016, was $59.5 million, compared to $54.7 million for the same period in 2015, representing a 9% increase.
•	Net cash provided by operations in the six months ended June 30, 2016 was $7.5 million, compared to $5.6 million for the same period in 2015, representing a 36% increase.
•	As of June 30, 2016, backlog was $80.9 million, compared with $73.9 million as of June 30, 2015, representing a 9% increase.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended June 30,		3-month Variance 2016 vs. 2015		Six Months Ended June 30,		6-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%	2016	2015	$	%
Revenues	$14,930	$13,302	$1,628	12%	$29,258	$26,375	$2,883	11%

The increase in revenue was due to the growth inherent in a successful subscription-based business model with steady additions to the subscriber base coupled with a high rate of existing customer renewals and contracted revenue in our backlog. In the first six months of 2016, we categorized our revenue in the following core verticals: 52% healthcare, 28% financial services, 7% government sector, and 13% as other.  In the first six months of 2015, we categorized our revenue in the following core verticals: 51% healthcare, 30% financial services, 7% government sector, and 12% as other.

Revenue Indicators — Backlog and Orders

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of June 30, 2016, total backlog was $80.9 million and we expect approximately 55% of the total backlog, or approximately $44.6 million, to be recognized as revenue during the next twelve months. As of June 30, 2016, the backlog was comprised of the following elements: $26.1 million of deferred revenue that has been billed and paid, $7.6 million billed but unpaid, and approximately $47.2 million of unbilled contracts. The backlog at June 30, 2016, was 9% higher than the $73.9 million backlog at the end of the second quarter 2015 and 9% higher than the ending backlog of $74.2 million at December 31, 2015.

Orders — Total orders were $20.4 million and $17.4 million for the three-month periods ended June 30, 2016 and 2015, respectively, representing an 18% increase year-over-year. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $3.0 million and $2.5 million for the three-month periods ended June 30, 2016 and 2015, respectively, representing a 20% increase year-over-year.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended June 30,		3-month Variance 2016 vs. 2015		Six Months Ended June 30,		6-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%	2016	2015	$	%
Cost of revenues	$2,635	$2,429	$206	8%	$5,172	$4,642	$530	11%

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

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended June 30,		3-month Variance 2016 vs. 2015		Six Months Ended June 30,		6-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%	2016	2015	$	%
Research and development expenses	$2,321	$2,094	$227	11%	$4,500	$4,199	$301	7%

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

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended June 30,		3-month Variance 2016 vs. 2015		Six Months Ended June 30,		6-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%	2016	2015	$	%
Selling and marketing expenses	$5,083	$4,859	$224	5%	$9,492	$9,653	$(161)	(2)%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended June 30, 2016, compared to the same period in 2015 resulted primarily from an increase in second quarter advertising and promotional expense. This increase in cost was offset by lower bad debt expense in the three months ended June 30, 2016, compared to the corresponding three month period in 2015.

The six month variance in selling and marketing expense continues to reflect lower year to date spending in our advertising and promotional activities. While the timing of our advertising has varied in 2016 as compared to 2015, total expense for the full year 2016 is expected to equal a spending level that is approximately even with full year 2015.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended June 30,		3-month Variance 2016 vs. 2015		Six Months Ended June 30,		6-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%	2016	2015	$	%
General and administrative expenses	$3,945	$2,187	$1,758	80%	$6,680	$4,308	$2,372	55%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The 80% increase in the three months ended June 30, 2016 compared to the same period in 2015 resulted primarily from approximately $1.1 million in increased in legal fees associated with intellectual property litigation. We additionally incurred increased expense of approximately $360 thousand related to severance costs associated with our CFO transition, in addition to $280 thousand associated with the accelerated vesting of equity awards upon our CFO departure, and $57 thousand in broker fees associated with our share repurchase program.

The 55% increase in the six months ended June 30, 2016 compared to the same period in 2015 resulted primarily from approximately $1.6 million in increased in legal fees associated with intellectual property litigation, the CFO severance and stock based compensation costs noted above, as well as $93 thousand in broker fees and a non-recurring $40 thousand sales tax expense.

Provision for Income Taxes

The provision for income taxes was $437 thousand and $647 thousand for the three-month periods ended June 30, 2016 and 2015, respectively, and $1.4 million and $1.3 million for each of the six-month periods ended June 30, 2016 and 2015. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $46.1 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our June 30, 2016, provision of $1.4 million includes $1.1 million thousand in deferred taxes, $98 thousand in state taxes currently payable based on gross revenues, $65 thousand related to the federal Alternative Minimum Tax, and $86 thousand in taxes related to our Canadian operations. Our June 30, 2015, provision of $1.3 million included $1.1 million in deferred taxes, $145 thousand in state taxes then payable based on gross revenues, $52 thousand related to the federal Alternative Minimum Tax, and $83 thousand in taxes related to our Canadian operations.

No tax penalty-related charges were accrued or recognized for the three month periods ended June 30, 2016 and 2015. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended June 30, 2016. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At June 30, 2016, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $47.8 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $40.6 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $4.0 million relating to temporary differences between GAAP and tax-related expense, $1.8 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.3 million related to Alternative Minimum Tax credits.

Any reduction to the $46.1 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2016 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2015, will remain unchanged at December 31, 2016. For this reason, the Company has recognized its first and second quarter 2016 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income

Our net income for the three months ended June 30, 2016, of $0.6 million was a decrease of $0.6 million compared to our net income of $1.1 million for the same period last year. The decrease in our net income was primarily due to our higher general and administrative expense, offset by increased revenue, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first six months of 2016, net cash provided by operations was $7.5 million, up 36% compared to the $5.6 million of net cash provided by operations in the first six months of 2015. At June 30, 2016, our cash and cash equivalents totaled $20.7 million, a decrease of $7.9 million from the December 31, 2015 balance, and we had no debt. This $7.9 million decrease in our cash position resulted from our expenditure of $14.0 million in the first six months of 2016 under our share repurchase program, as discussed elsewhere herein.

Sources and Uses of Cash Summary

	Six Months Ended June 30,
(In thousands)	2016	2015
Net cash provided by operations	$7,542	$5,565
Net cash used in investing activities	$(1,238)	$(1,400)
Net cash (used in) provided by financing activities	$(14,240)	$2,124

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first six months of 2016 consisted primarily of computer and networking equipment purchases to improve our capacity to provide hosting services. We expect our 2016 spending in this area to exceed 2015 levels. In the first six months of 2015, approximately 75% of our spending was attributable to computer and networking equipment purchase, with the remaining spending used on furniture and leasehold improvements associated with the lease renewal for our Dallas headquarters.

Financing activities in the first six months of 2016 include the receipt of $50 thousand from the exercise of stock options offset by $14.0 million used in a $15.0 million share repurchase program authorized by our board of directors in January 2016, and $263 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. Cash received from financing activities in the first six months of 2015 included the receipt of $3.6 million from the exercise of stock options offset by $1.3 million used in a share repurchase program authorized by our board of directors in May 2015 and $185 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards.

Options of ZixCorp Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of June 30, 2016. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	204,050	$287	204,050	$287
$2.00 - $3.49	533,230	1,382	513,166	1,331
$3.50 - $4.99	1,276,547	5,716	1,034,156	4,841
Total	2,013,827	$7,385	1,751,372	$6,459

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at June 30, 2016, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$9,770	$1,517	$2,560	$5,693

We have not entered into any material, non-cancelable purchase commitments at June 30, 2016.

We have severance agreements with certain employees which would require the Company to pay approximately $4.7 million if all such employees separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	1,016,928	$3.89	1,016,928	$5,800,000
May 1, 2016 to May 31, 2016	690,811	$3.78	690,811	$3,200,000
June 1, 2016 to June 30, 2016	561,849	$3.99	561,849	$1,000,000
Total	2,269,588	$3.88	2,269,588	$1,000,000

1

The shares were repurchased under the $15 million stock repurchase program approved by our board of directors on January 5, 2016. The stock repurchase program was completed in July 2016. No shares were purchased other than through publicly announced programs during the periods shown.

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

31.1*	Certification of David J. Wagner, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Rockvam, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZIX CORPORATION

Date: August 3, 2016	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)