Form 10-Q
period 2016-09-30
ZIX CORP
filed 2016-11-03
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common Stock, par value $0.01 per share	53,632,410

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,772	$28,664
Receivables, net	1,155	498
Prepaid and other current assets	2,451	2,908
Total current assets	28,378	32,070
Property and equipment, net	4,220	4,143
Goodwill	2,161	2,161
Deferred tax assets	47,053	48,912
Total assets	$81,812	$87,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244	$370
Accrued expenses	4,407	4,697
Deferred revenue	27,347	23,182
Total current liabilities	31,998	28,249
Long-term liabilities:
Deferred revenue	1,558	839
Deferred rent	1,395	1,426
Total long-term liabilities	2,953	2,265
Total liabilities	34,951	30,514
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 78,869,191 issued and 53,605,902 outstanding in 2016 and 77,852,453 issued and 56,546,879 outstanding in 2015	768	767
Additional paid-in capital	374,088	372,400
Treasury stock, at cost; 25,263,289 common shares in 2016 and 21,305,574 common shares in 2015	(97,742)	(82,243)
Accumulated deficit	(230,253)	(234,152)
Total stockholders’ equity	46,861	56,772
Total liabilities and stockholders’ equity	$81,812	$87,286

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Revenues	$15,308	$14,011	$44,566	$40,386
Cost of revenues	2,652	2,429	7,824	7,071
Gross margin	12,656	11,582	36,742	33,315
Operating expenses:
Research and development	2,619	2,044	7,118	6,243
Selling, general and administrative	7,484	6,420	23,656	20,381
Total operating expenses	10,103	8,464	30,774	26,624
Operating income	2,553	3,118	5,968	6,691
Other income, net	74	110	183	162
Income before income taxes	2,627	3,228	6,151	6,853
Income tax expense	(858)	(1,301)	(2,252)	(2,635)
Net income	$1,769	$1,927	$3,899	$4,218
Basic income per common share	$0.03	$0.03	$0.07	$0.07
Diluted income per common share	$0.03	$0.03	$0.07	$0.07
Basic weighted average common shares outstanding	52,717,544	56,517,278	54,157,050	56,719,942
Diluted weighted average common shares outstanding	53,262,075	57,590,136	54,699,207	57,786,463

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, December 31, 2015	77,852,453	$767	$372,400	$(82,243)	$(234,152)	$56,772
Issuance of common stock upon exercise of stock options	94,685	1	154	—	—	155
Issuance of common stock upon vesting of restricted stock units	179,914	—	—	—	—	—
Issuance of common stock upon vesting of performance stock units	97,428	—	—	—	—	—
Issuance of restricted common stock	503,211	—	—	—	—	—
Issuance of restricted performance common stock	141,500	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,534	(499)	—	1,034
Treasury repurchase program	—	—	—	(15,000)	—	(14,999)
Net income	—	—	—	—	3,899	3,899
Balances, September 30, 2016	78,869,191	$768	$374,088	$(97,742)	$(230,253)	$46,861

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Operating activities:
Net income	$3,899	$4,218
Non-cash items in net income:
Depreciation and amortization	1,660	1,618
Employee stock-based compensation costs	1,534	1,171
Changes in deferred taxes	1,859	2,169
Changes in operating assets and liabilities:
Receivables	(657)	209
Prepaid and other current assets	457	(126)
Accounts payable	(91)	(241)
Deferred revenue	4,884	2,906
Accrued and other liabilities	(321)	229
Net cash provided by operating activities	13,224	12,153
Investing activities:
Purchases of property and equipment	(1,772)	(1,747)
Net cash used in investing activities	(1,772)	(1,747)
Financing activities:
Proceeds from exercise of stock options	155	4,328
Purchase of treasury shares	(15,499)	(12,361)
Net cash used in financing activities	(15,344)	(8,033)
Increase (decrease) in cash and cash equivalents	(3,892)	2,373
Cash and cash equivalents, beginning of period	28,664	21,685
Cash and cash equivalents, end of period	$24,772	$24,058

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“ZixCorp,” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2016, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

2. Recent Accounting Standards and Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of September 30, 2016, the Company had 1,998,954 stock options outstanding, 702,732 non-vested Restricted Stock awards; 121,500 non-vested Performance Stock awards; 158,086 non-vested RSUs; 90,831 non-vested Performance RSUs and 2,338,391 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended September 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at June 30, 2016	2,013,827	$3.67
Granted at market price	100,000	$3.94
Cancelled or expired	(40,000)	$4.87
Exercised	(74,873)	$1.41
Outstanding at September 30, 2016	1,998,954	$3.74	4.09
Options exercisable at September 30, 2016	1,687,360	$3.75	3.09

At September 30, 2016, we had 1,160,594 stock options outstanding and 849,000 stock options exercisable with an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options were each $1.3 million and $1.2 million, respectively. The Company  recorded a $37 thousand excess tax benefit in the three month period ended September 30, 2016 related to the exercise of the 74,873 stock options. The Company recorded a $39 thousand excess tax benefit in the nine month period ended September 30, 2016, related to the exercise of 94,685 options.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended September 30, 2016:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at June 30, 2016	694,472	$3.86
Granted at market price	100,000	3.94
Vested	(91,740)	3.14
Cancelled	—	—
Non-vested restricted stock at September 30, 2016	702,732	$3.97

The Company  recorded a $35 thousand excess tax benefit in the three month period ended September 30, 2016, related to the 91,740 Restricted Stock awards that vested. The Company recorded a $67 thousand excess tax benefit in the nine month period ended September 30, 2016, related to 263,979 Restricted Stock awards that vested.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended September 30, 2016:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at June 30, 2016	206,336	$3.72
Granted at market price	—	—
Vested	(48,250)	3.07
Cancelled	—	—
Non-vested restricted stock units at September 30, 2016	158,086	$3.92

The Company   recorded a $3 thousand excess tax benefit in the three month period ended September 30, 2016, related to the 48,250 RSUs that vested. The Company recorded an $8 thousand excess tax benefit in the nine month period ended September 30, 2016, related to 179,914 RSUs that vested.

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended September 30, 2016:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at June 30, 2016	110,831	$3.83
Granted at market price	—	—
Vested	(20,000)	3.88
Cancelled	—	—
Non-vested performance RSUs at September 30, 2016	90,831	$3.81

The Company  recorded a $3 thousand excess tax benefit in the three month period ended September 30, 2016, related to the 20,000 Performance RSUs that vested. The Company recorded a $15 thousand excess tax benefit in the nine month period ended September 30, 2016, related to 97,428 Performance RSUs that vested.

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended September 30, 2016:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at June 30, 2016	141,500	$3.61
Granted at market price	—	—
Vested	(20,000)	3.61
Cancelled	—	—
Non-vested performance stock at September 30, 2016	121,500	$3.61

The Company recorded a $5 thousand excess tax benefit in the three and nine month periods ended September 30, 2016, related to the 20,000 Performance Stock awards that vested.

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and nine month periods ended September 30, 2016, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Cost of revenues	$55	$171
Research and development	63	215
Selling, general and administrative	333	1,148
Stock-based compensation expense	$451	$1,534

Our 2016 stock-based compensation expense includes $280 thousand related to the second quarter accelerated vesting of equity awards related to our prior CFO’s departure from the Company. A deferred tax asset totaling $429 thousand and $312 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the nine month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $3.6 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.79 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash income tax payments	$468	$306

5. Receivables, net

(In thousands)	September 30, 2016	December 31, 2015
Gross accounts receivables	$8,109	$7,882
Allowance for returns and doubtful accounts	(29)	(59)
Unpaid portion of deferred revenue	(6,925)	(7,325)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$1,155	$498

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at September 30, 2016.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the applicable period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Basic weighted average shares	52,717,544	56,517,278	54,157,050	56,719,942
Effect of dilutive securities:
Employee and director stock options	299,413	767,104	313,369	773,556
Restricted stock	144,920	150,052	129,165	171,980
RSUs	52,378	108,299	60,568	88,063
Performance RSUs	22,553	47,403	22,987	32,922
Performance Stock	25,267	—	16,068	—
Potential dilutive common shares	53,262,075	57,590,136	54,699,207	57,786,463

During the three months ended September 30, 2016, weighted average shares related to 1,126,258 stock options, 98,859 shares of Restricted Stock, and 19,750 RSUs were excluded from the calculation of diluted earnings per share because these awards were anti-dilutive. During the nine months ended September 30, 2016, weighted average shares related to 1,088,122 stock options, 110,453 shares of Restricted Stock, 22,883 RSUs, 1,181 Performance RSUs, and 7,430 shares of Performance Stock were excluded from the calculation of diluted earnings per share because these awards were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at September 30, 2016, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$9,391	$1,520	$2,453	$2,081	$3,337

We have not entered into any material, non-cancelable purchase commitments at September 30, 2016.

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

9. Common Stock Repurchase Program

During the three months ended September 30, 2016, the Company repurchased 257,280 shares of our common stock at an aggregate cost of $1.0 million under a $15.0 million share repurchase program authorized by our board of directors in January 2016. This completed the program. The Company repurchased 2,269,588 shares of our common stock at an aggregate cost of $8.8 million, and repurchased 1,303,484 shares at an aggregate cost of $5.2 million, during the three months ended June 30, 2016, and March 31, 2016, respectively, under the same program.

During the three months ended September 30, 2015, the Company repurchased 2,223,270 shares of our common stock at an aggregate cost of $10.7 million under a $15.0 million share repurchase program authorized by our board of directors in May 2015.  The Company repurchased 278,600 shares of our common stock at an aggregate cost of $1.3 million during the three months ended June 30, 2015 under the same program. No shares were repurchased during the three months ended March 31, 2015.

10. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46.1 million reserve. Any reduction to this $46.1 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first, second, and third quarter 2016 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2015, will remain unchanged at December 31, 2016. For this reason, the Company has recognized its first, second, and third quarter 2016 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

ZixCorp launched email-specific data loss prevention (“DLP”) solutions, ZixQuarantineTM and ZixInsightTM, in 2013. By focusing strictly on email, ZixCorp addresses business’s greatest source of data loss – corporate email. The straightforward DLP approach decreases the complexity and cost often associated with other DLP solutions. ZixCorp also designed its solutions to reduce deployment time from months to hours and to minimize impact on customer resources and workflow. In addition, ZixCorp offers a convenient experience for both employees interacting with our solution and administrators managing the system.

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

ZixInsight is a simplified version of ZixQuarantine that can be used to understand the data risks in email and how the implementation of quarantine capabilities will impact a given company’s workflow. ZixInsight captures data in outbound emails and highlights violations that trigger policy filters. Through our interactive, real-time interface, companies can monitor their greatest vulnerabilities, generate reports for business executives and train employees about the sensitivity of their company’s data. ZixInsight can also be an ideal add-on solution for ZixCorp Email Encryption customers who need increased visibility into the policies that are triggering encrypted email.

ZixQuarantine and ZixInsight are available as an add-on for existing ZixCorp customers or as a bundle with ZixCorp Email Encryption for new customers. ZixQuarantine is also available as a standalone solution that can easily integrate with most email systems and email encryption solutions.

In late 2013, ZixCorp launched ZixOne®, a unique mobile email app that solves the key IT challenge created by the BYOD trend in the workplace. BYOD describes the increasing trend of employees using their personal devices to conduct work. ZixOne provides access to corporate email while never allowing that data to be persistently stored on an employee’s device where it is vulnerable to loss or theft. If the device is lost or stolen, an administrator can simply disable access to corporate email from that device through ZixOne.

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

Results of Operations

Third Quarter 2016 Summary of Operations

Financial

•	Revenue for the quarter ended September 30, 2016, was $15.3 million compared with $14.0 million for the same period in 2015, representing a 9% increase.
•	Gross margin for the quarter ended September 30, 2016, was $12.7 million or 83% of revenues compared with $11.6 million or 83% of revenues for the comparable period in 2015.
•	Net income for the quarter ended September 30, 2016, was $1.8 million compared with net income of $1.9 million in the comparable period in 2015, representing an 8% decrease.
•	Net income per diluted share was $0.03 for the quarter ended September 30, 2016, compared with net income per diluted share of $0.03 in the comparable period in 2015, representing a 1% decrease.
•	Ending cash and cash equivalents were $24.8 million on September 30, 2016, compared with $24.1 million on September 30, 2015, and $28.7 million on December 31, 2015.

Operations

•	New first year orders (“NFYOs”) for the quarter ended September 30, 2016, were $1.9 million, compared with $2.7 million for the same period in 2015, representing a 31% decrease.
•	Total orders for the quarter ended September 30, 2016, were $16.5 million, compared with $14.7 million for the same period in 2015, representing a 13% increase.
•	The annual contract value of our customer subscriptions as of September 30, 2016, was $60.2 million, compared to $55.3 million for the same period in 2015, representing a 9% increase.
•	Net cash provided by operations in the nine months ended September 30, 2016 was $13.2 million, compared to $12.2 million for the same period in 2015, representing a 9% increase.
•	As of September 30, 2016, backlog was $81.6 million, compared with $74.3 million as of September 30, 2015, representing a 10% increase.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended September 30,		3-month Variance 2016 vs. 2015		Nine Months ended September 30,		9-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%	2016	2015	$	%
Revenues	$15,308	$14,011	$1,297	9%	$44,566	$40,386	$4,180	10%

The increase in revenue was due to the growth inherent in a successful subscription-based business model with steady additions to the subscriber base coupled with a high rate of existing customer renewals and contracted revenue in our backlog. In the first nine months of 2016, we categorized our revenue in the following core verticals: 52% healthcare, 28% financial services, 7% government sector, and 13% as other.  In the first nine months of 2015, we categorized our revenue in the following core verticals: 52% healthcare, 29% financial services, 7% government sector, and 12% as other.

Revenue Indicators — Backlog and Orders

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of September 30, 2016, total backlog was $81.6 million and we expect approximately 56% of the total backlog, or approximately $45.9 million, to be recognized as revenue during the next twelve months. As of September 30, 2016, the backlog was comprised of the following elements: $28.9 million of deferred revenue that has been billed and paid, $6.9 million billed but unpaid, and approximately $45.8 million of unbilled contracts. The backlog at September 30, 2016, was 10% higher than the $74.3 million backlog at the end of the third quarter 2015 and 10% higher than the ending backlog of $74.2 million at December 31, 2015.

Orders — Total orders were $16.5 million and $14.7 million for the three-month periods ended September 30, 2016 and 2015, respectively, representing a 13% increase year-over-year. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $1.9 million and $2.7 million for the three-month periods ended September 30, 2016 and 2015, respectively, representing a 31% decrease year-over-year.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended September 30,		3-month Variance 2016 vs. 2015		Nine Months ended September 30,		9-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%	2016	2015	$	%
Cost of revenues	$2,652	$2,429	$223	9%	$7,824	$7,071	$753	11%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The increases in 2016 compared to 2015 reflected in the table above resulted primarily from increases in average headcount to support growth in customers and users, software maintenance and license support, and depreciation and other expense relating to investments in networking equipment.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended September 30,		3-month Variance 2016 vs. 2015		Nine Months ended September 30,		9-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%	2016	2015	$	%
Research and development expenses	$2,619	$2,044	$575	28%	$7,118	$6,243	$875	14%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increase in 2016 compared to 2015 reflected in the table above resulted primarily from an increase in average headcount.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended September 30,		3-month Variance 2016 vs. 2015		Nine Months ended September 30,		9-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%	2016	2015	$	%
Selling and marketing expenses	$4,705	$4,158	$547	13%	$14,197	$13,811	$386	3%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended September 30, 2016, compared to the same period in 2015, resulted primarily from a planned increase in advertising and promotional expenses, as well as higher payroll costs associated with enhancing our product management team and an increase in expense due to the timing of deferred commission costs associated with second quarter 2016 orders. We also incurred higher stock-based compensation expense, software licensing fees, and recruiting fees.

The increase in the nine months ended September 30, 2016, compared to the same period in 2015, is primarily due to increased advertising and promotional expenses, payroll expense, stock-based compensation expense and recruiting fees. These costs were offset by a decrease in our travel expenses year over year.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended September 30,		3-month Variance 2016 vs. 2015		Nine Months ended September 30,		9-month Variance 2016 vs. 2015
(in thousands)	2016	2015	$	%	2016	2015	$	%
General and administrative expenses	$2,779	$2,262	$517	23%	$9,459	$6,570	$2,889	44%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three months ended September 30, 2016 compared to the same period in 2015 resulted primarily from an increase in headcount, offset in part by a reduction in certain legal fees. Consulting, predominantly associated with strategic planning and IT projects, as well as legal fees specific to intellectual property litigation, were also higher year over year.

The increase in our general and administrative expenses in the nine months ended September 30, 2016, compared to the prior year is primarily due to an increase of $1.9 million in legal fees associated with intellectual property litigation. We additionally incurred increased expense of approximately $360 thousand related to severance costs, and $280 thousand associated with the accelerated vesting of equity awards related to our prior CFO’s departure.

Provision for Income Taxes

The provision for income taxes was $858 thousand and $1.3 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $2.3 million and $2.6 million for each of the nine-month periods ended September 30, 2016 and 2015, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $46.1 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our September 30, 2016, provision of $2.3 million includes $1.9 million in deferred taxes, $189 thousand in state taxes currently payable based on gross revenues, $105 thousand related to the federal Alternative Minimum Tax, and $100 thousand in taxes related to our Canadian operations. Our September 30, 2015, provision of $2.6 million included $2.2 million in deferred taxes, $218 thousand in state taxes then payable based on gross revenues, $126 thousand related to the federal Alternative Minimum Tax, and $122 thousand in taxes related to our Canadian operations.

No tax penalty-related charges were accrued or recognized for the three month periods ended September 30, 2016 and 2015. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended September 30, 2016. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At September 30, 2016, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $47.1 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $40.0 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $3.9 million relating to temporary differences between GAAP and tax-related expense, $1.8 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.3 million related to Alternative Minimum Tax credits.

Any reduction to the $46.1 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first, second, and third quarter 2016 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2015, will remain unchanged at December 31, 2016. For this reason, the Company has recognized its first, second, and third quarter 2016 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income

Our net income for the three months ended September 30, 2016, of $1.8 million was a decrease of $0.2 million compared to our net income of $1.9 million for the same period last year. The decrease in our net income was primarily due to our higher operating expenses, offset by increased revenue, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first nine months of 2016, net cash provided by operations was $13.2 million, up 9% compared to the $12.2 million of net cash provided by operations in the first nine months of 2015. At September 30, 2016, our cash and cash equivalents totaled $24.8 million, a decrease of $3.9 million from the December 31, 2015 balance, and we had no debt. This $3.9 million decrease in our cash position resulted from our expenditure of $15.0 million in the first nine months of 2016 under our share repurchase program, as discussed elsewhere herein.

Sources and Uses of Cash Summary

	Nine Months Ended September 30,
(In thousands)	2016	2015
Net cash provided by operations	$13,224	$12,153
Net cash used in investing activities	$(1,772)	$(1,747)
Net cash (used in) provided by financing activities	$(15,344)	$(8,033)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first nine months of 2016 consisted primarily of computer and networking equipment purchases to improve our capacity to provide hosting services. We expect our 2016 spending in this area to exceed 2015 levels. In the first nine months of 2015, approximately 80% of our spending was attributable to computer and networking equipment purchase, with the remaining spending used on furniture and leasehold improvements associated with the lease renewal for our Dallas headquarters.

Financing activities in the first nine months of 2016 include the receipt of $155 thousand from the exercise of stock options offset by $15.0 million used in a share repurchase program authorized by our board of directors in January 2016, and $499 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. Cash received from financing activities in the first nine months of 2015 included the receipt of $4.3 million from the exercise of stock options offset by $12.0 million used in a share repurchase program authorized by our board of directors in May 2015 and $361 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards.

Options of ZixCorp Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of September 30, 2016. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	134,802	$196	134,802	$196
$2.00 - $3.49	527,605	1,368	527,605	1,368
$3.50 - $4.99	1,336,547	5,915	1,024,953	4,757
Total	1,998,954	$7,479	1,687,360	$6,321

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at September 30, 2016, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$9,391	$1,520	$2,453	$5,418

We have not entered into any material, non-cancelable purchase commitments at September 30, 2016.

We have severance agreements with certain employees which would require the Company to pay approximately $4.6 million if all such employees were separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	301,539	$3.85	257,280	$—
August 1, 2016 to August 31, 2016	—	$—	—	$—
September 1, 2016 to September 30, 2016	—	$—	—	$—
Total	301,539	$3.88	257,280	$—

1

The shares were repurchased under the $15 million stock repurchase program approved by our board of directors on January 5, 2016. The stock repurchase program was completed in July 2016. No shares were purchased other than through publicly announced programs during the periods shown.

2

Of the total number of shares purchased for the one month period ended July 31, 2016, 30,268 shares of Restricted Stock and 24,933 RSUs represent shares of Restricted Stock and RSUs withheld by us upon the vesting of outstanding Restricted Stock or RSUs. These shares and RSUs were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock and RSUs vested during the period, which is required once the Restricted Stock or RSUs are vested.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 1, 2016, our Board of Directors (the “Board”) approved and adopted the Second Amended and Restated Bylaws of the Company (the “Bylaws”) and approved modifications to the Company’s form of indemnification agreement.  The Bylaws became effective immediately upon their adoption.

The changes to the Bylaws involve updates to the indemnification provisions in Article VI of the Bylaws that are intended to bring the indemnification rights of indemnitees in line with current practices of many public companies, which changes include, among others, changes that (1) reduce the number of days the Company has to advance indemnification expenses from ten to five days, (2) establish a rebuttable presumption that indemnitees are entitled to indemnification in all circumstances rather than only after a change in control, (3) prohibit the Company from using a “Reviewing Party’s” (as defined in the Bylaws) determination that an indemnitee has not met the required standard of care or failure to make a determination regarding an indemnitee’s right to indemnification as a defense to a claim for indemnification, (4) permit an indemnitee to recover all expenses related to litigation against the Company to enforce rights to indemnification regardless of whether or not such indemnitee prevails in such litigation and (5) permit indemnification for alternative dispute resolution proceedings, including mediation and arbitration.

The changes to the Company’s form of indemnification agreement include, among others, changes that (1) reduce the share acquisition threshold for a change in control from 20% to 15% of the total voting equity of the Company, (2) broaden the definition of “Claim” to clarify that it applies to all proceedings brought pursuant to federal, state or other law, (3) require the Company to indemnify an indemnitee for all expenses related to a suit against the Company to enforce such indemnitee’s indemnification rights, regardless of who prevails in such suit, (4) narrow the grounds on which the Company may object to an indemnitee’s choice of independent legal counsel and (5) otherwise bring the form indemnification agreement in line with the Bylaws, as described above.

In addition to the foregoing changes, and in keeping with current practices at many public companies, the Company updated its form of indemnification agreement to apply to our directors and our executive and several other officers rather than just directors.  On November 1, 2016, each of our current executive officers and several other officers entered into an indemnification agreement consistent with the revised form of indemnification agreement and each of our current directors replaced their existing indemnification agreements with the revised form of indemnification agreement.

The foregoing description of the Bylaws and the revised form of indemnification agreement does not purport to be complete and is qualified in its entirety by reference to the Bylaws filed as Exhibit 3.2 hereto and the form of indemnification agreement filed as Exhibit 10.1 hereto, respectively.

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

3.2*	Second Amended and Restated Bylaws of Zix Corporation, dated November 1, 2016.

10.1*	Form of Indemnification Agreement.

31.1*	Certification of David J. Wagner, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Rockvam, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZIX CORPORATION

Date: November 3, 2016	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)