Form 10-Q/A
period 2016-09-30
ZIX CORP
filed 2016-11-08
CIK 855612

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (“XBRL”) data associated with the Form 10-Q attached the incorrect data files. The correct XBRL data files are attached herewith.

No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing, other than the XBRL data referred to above.

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

ZIX CORPORATION

Date: November 8, 2016	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)