Form 10-K
period 2016-12-31
ZIX CORP
filed 2017-03-06
CIK 855612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 2, 2017, there were 54,367,481 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2016, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $199,047,593.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2017 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Zix Corporation (“Zix®,” the “Company,” “we,” “our,” or “us”) offers email encryption, data loss prevention (“DLP”) and Bring-Your-Own-Device (“BYOD”) security to meet business data protection and compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including significant federal financial regulators, such as all members of the Federal Financial Institutions Examination Council (“FFIEC”), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (“SEC”), 30 percent of U.S. banks, more than 30 Blue Cross Blue Shield organizations and more than 1,200 U.S. hospitals.

Zix® Email Encryption enables the secure exchange of emails that include sensitive information through a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies.

The main differentiator for Zix Email Encryption in the marketplace is its exceptional ease of use. The best example of this is its ability to provide transparent delivery of encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on recipients, often requiring additional steps and passwords. We designed our solution to alleviate the recipient’s burden by enabling the delivery of encrypted email automatically and transparently. Zix enables transparent delivery through (1) ZixDirectory®, the world’s largest email encryption community, which is designed to share identities of our tens of millions of members (growing by approximately 170,000 members per week), (2) Zix’s patented Best Method of Delivery®, which is designed to deliver email in the most secure, most convenient method possible for the recipient, and (3) ZixGateway®, which automatically encrypts and decrypts messages with sensitive content. The result is the industry’s most advanced transparent encrypted email, such that secure email can be exchanged without extra steps or passwords for both senders and receivers. Zix delivers more than 1.5 million encrypted messages on a typical business day. On average, 70% of those encrypted messages are exchanged transparently between senders and recipients.

Zix launched ZixQuarantineSM, formerly ZixDLP®, an email-specific solution in early 2013. By focusing strictly on email, ZixQuarantine addresses business’s greatest source of data loss – corporate email. The straightforward DLP approach decreases the complexity and cost often associated with other DLP solutions. ZixQuarantine is also designed to reduce deployment time from months to hours and minimize impact on customer resources and workflow. In addition, ZixQuarantine offers a convenient experience for both employees interacting with the solution and administrators managing the system.

Leveraging the company’s leadership and expertise in email encryption, ZixQuarantine uses Zix’s proven policy and content scanning capabilities with quarantine functionality and an intuitive interface, which allow administrators to (1) easily define policies and create custom content filters for quarantining email messages, (2) conveniently manage quarantined messages using flexible searching and filtering options, (3) release or delete individual or multiple quarantined messages with one click, (4) review reports that monitor quarantine activities and trends and (5) automate custom notifications informing employees of quarantined messages.

ZixQuarantine is available as an add-on for existing Zix customers or as a bundle with Zix Email Encryption for new customers. ZixQuarantine is also available as a standalone solution that can easily integrate with most email systems and email encryption solutions.

In late 2013, Zix launched ZixOne®, a unique mobile email app that solves the key IT challenge created by the BYOD trend in the workplace. BYOD describes the increasing trend of employees using their personal devices to conduct work. ZixOne provides access to corporate email while never allowing that data to be persistently stored on the device where it is vulnerable to loss or theft. If the device is lost or stolen, an administrator can simply disable access to corporate email from that device through ZixOne.

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

Our business operations and service offerings are supported by the ZixData CenterTM, a SOC3 certified, SOC2 accredited, PCI DSS V3.2 certified facility. The operations of the ZixData Center are independently audited annually to maintain AICPA SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day with a track record that exceeds 99.99% availability.

Our company was incorporated in Texas in 1988. Originally named Amtech Corporation, we changed our name to ZixIt® Corporation in 1999 when we entered the encrypted email market. In 2002, we became Zix Corporation. Our executive offices are located at 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.

Overview

Email is a mission-critical means of communication for enterprises. However, if email leaves a secure network environment in clear text, it can be intercepted along the path between a sender and a recipient, which permits theft, redirection, manipulation or exposure to unauthorized parties. Failure to control and manage such risks can result in enforcement penalties for noncompliance under numerous regulations, in addition to damaged reputation, competitive disadvantage, a loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage. For example, healthcare organizations, business associates and sub-contractors are subject to the Privacy, Security, and Enforcement Rules of the Health Information Portability and Accountability Act (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). Financial institutions are subject to data privacy laws including the Gramm-Leach-Bliley Act (“GLBA”). These federal laws help drive the use of encrypted email. In addition, individual states such as Massachusetts and Nevada have enacted privacy laws requiring the safeguard of personal data, and almost all states encourage email encryption by allowing exemptions from data breach notification laws.

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

Competition

The most significant differentiator for Zix Email Encryption Service as compared with our competition is ease of use. The best example of our unequalled ease of use is transparent delivery of encrypted email messages. We are able to deliver transparent email encryption as a result of our ZixDirectory, Best Method of Delivery and ZixGateway. The most critical and highly differentiated component of our solution is the ZixDirectory which provides the ability to share user identities for encryption, and in turn provides frictionless interoperability between users in a community of interest such as healthcare, finance or government.

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

Zix Email Encryption and ZixQuarantine focus on the secure (i.e., encrypted) delivery and data loss prevention sub-segments of the email security market. We view our primary competitors in this space to be Proofpoint Inc., Microsoft, Barracuda Networks, and Sophos Inc. Technically, while these companies offer “send-to-anyone” encrypted email, we believe they are unable to offer the benefits that come from access to the ZixDirectory, use of our Best Method of Delivery protocol, and the industry’s only transparent email encryption. Nevertheless, some of these competitors are large enterprises with substantial financial and technical resources that exceed those we possess.

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

Regulatory Drivers

We have been successful in securing additional market penetration for Zix Email Encryption in our target vertical markets of healthcare, finance services and government due to regulations that address the need for data privacy and security.

In addition to the need to protect personal data and sensitive business communication, demand for email encryption in the healthcare sector, including business associates of healthcare providers, is augmented by regulatory requirements under HIPAA and HITECH Act. The Privacy and Security rules under those acts provide severe penalties for violations, include strict breach notification requirements, and allow states to pursue HIPAA violations. In the financial services industry, financial institutions and their service providers are subject to the GLBA, which is enforced by the U.S. Federal Trade Commission (“FTC”). The FTC has issued guidance saying that businesses that transmit sensitive data by email should be sure to encrypt the data.

In choosing an email security provider, companies are influenced by the solutions chosen by their regulators. Our customers include all of the federal regulators that comprise the FFIEC as well as the state banking regulators in more than twenty states. Our service is also a recommended solution of the Conference of State Bank Supervisors, whose members regulate the more than 4,800 state-chartered banks in the U.S.

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

Sales and Marketing

We sell our Zix Email Encryption, Zix DLP and ZixOne Services through a direct sales force that focuses on larger businesses and a telesales force that focuses on small to medium-sized accounts. We also use a network of resellers and other distribution partners, including other service providers seeking an email encryption offering in an original equipment manufacturing (“OEM”)-like relationship. New first year orders (“NFYOs”), defined as the twelve month value of orders received from new customers, derived from our value-added resellers, OEM and third party distribution channels for 2016 were 57% of the total new first year orders compared to 64% in 2015. Google, Inc. continues to be our largest third party reseller representing approximately 5% of NFYOs in 2016. As of December 31, 2016, we had 270 value-added resellers and 139 managed security service providers across the U.S.

Employees

We had 201 employees as of December 31, 2016. The majority of our employees are located in Dallas, Texas. We also have a sales office in Burlington, Massachusetts; and a smaller office located in Ottawa, Ontario, Canada.

Research and Development

We incurred research and development expenses of $9.6 million, $8.3 million, and $9.1 million for the twelve-month periods ended December 31, 2016, 2015, and 2014, respectively.

Over the course of 2016 we continued to make investments toward strengthening and expanding our service portfolio. We added new external sender capabilities, web authorization options, access security features and SIEM (Security Information and Event Monitoring) data feeds to ZixPort and invested in capacity and performance enhancements across our core suite of hosted services. We also migrated the Cisco SMIME and PGP capabilities from their legacy code base into our ZCT (ZixGateway with Cisco Technology) and enhanced the foreign language handling capabilities of that system. ZixOne was upgraded to align with the iPhone and Android evolutions and benefited from a number of stability enhancements.

On the ZixHosted front, we advanced deployment and upgrade automation capabilities for ZixGateway cloud instances and added ZixQuarantine functionality into our SMB (Small and Medium Business) product environment. We laid the foundation for better feature alignment between our premises and hosted ZixGateways, which will be leveraged as we move into 2017.

The following are registered trademarks of ours and certain of our subsidiaries: “Zix,” “ZixGateway,” “ZixDirectory,” “ZixIt”, and “ZixPort,”.

Intellectual Property

We depend upon our ability to develop, maintain and protect our proprietary technology and our related intellectual property rights. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology and related property rights and to defend against infringement and/or misappropriation claims from others. We own 26 U.S. patents (including U.S. pending patents) with expiration dates ranging from 2019 through 2036. We have a program to file applications for and obtain patents and trademarks in the United States and in specific foreign countries where we believe filing for such protection is appropriate. While intellectual property rights are generally important to our business, we do not believe that our business is dependent on any single item of intellectual property, or that any single item of intellectual property is material to the operation of our business. Rather, we believe that our intellectual property rights provide us with a competitive advantage, and from time to time we have taken steps to enforce our intellectual property rights as a means of protecting that competitive advantage.

Please see generally the risks that are more fully disclosed in “Item 1A. Risk Factors” for risks related to our intellectual property.

Compliance with Environmental Regulations

We have not incurred, and do not expect to incur, any material expenditures or obligations related to environmental compliance issues.

Governmental Contracts

We have contracts with many local, state and federal agencies and regulators, which in the aggregate contribute approximately 7 percent of our annual revenue.

Significant Customers

In each of 2016, 2015, and 2014, no single customer accounted for 10% or more of our total revenues.

Backlog

Our backlog is comprised of contractual commitments that we expect to recognize as revenue in the future. Our backlog was $81.7 million at December 31, 2016, compared to $74.2 million at December 31, 2015.

As of December 31, 2016, our backlog is comprised of the following elements: $27.2 million of deferred revenue that has been billed and paid, $7.1 million billed but unpaid, and approximately $47.4 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 57% of our total backlog at December 31, 2016, is expected to be recognized as revenue during 2017.

Seasonality

The Company typically experiences lower NFYO’s in the first quarter of the calendar year. Our budget anticipates fewer NFYO’s in the first quarter, but historically this has not resulted in a material impact to our revenue or earnings on a seasonal basis.

Geographic Information

Our operations are primarily based in the U.S., with approximately 5% of our employees located in Canada. Except for a United Kingdom based data center, we do not operate in, or have dependencies on, any other foreign countries. Our revenues and orders to-date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2016, were located in the U.S.

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

In order to continue to operate profitably and grow, we must achieve and maintain broad market acceptance of our products and services at a price that provides us with an acceptable rate of return relative to our costs. We have been successful in selling our Email Encryption products and services to high-profile customers in the healthcare, financial services and government segments of the market. The acceptance and use of our products and services by those significant customers facilitates our sales to other potential customers, and an expanding base of users in the Zix Directory aids in our market penetration and expansion. The loss of an influential customer of our existing products and services, or the failure to achieve sufficient market adoption of new products including ZixQuarantine and ZixOne, could impair our ability to expand the market penetration of our products and services, or cause us to reduce or increase prices, which could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

The markets in which we compete are characterized by rapid change and converging technologies and are very competitive. With rising demand for private and secure email communications, there is strong competition for email encryption products and services. Our Email Encryption and data loss prevention business competes with products and services offered by companies such as Microsoft, Barracuda Networks, Inc., Proofpoint, Virtru, HP (Voltage), and Sophos Inc. Our ZixOne business completes with products and services offered by companies such as AirWatch/VMWare, Citrix (with XenMobile), Blackberry, IBM/Fiberlink (with MaaS360), Microsoft (with ActiveSync), and MobileIron. Strong competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Many of our competitors bundle their competing products and services with products and services that we do not offer, which could make our offerings less attractive by comparison. As a result of the bundling by these competitors, it can be difficult for our customers to compare the cost of our offerings with competing offerings. In some instances, competing products and services may seem to be offered by our competitors at little to no additional cost to the customer. In addition, our competitors may develop products and services that are perceived by customers as equivalent to, or having advantages over, our products and services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Barriers to entry are relatively low, and new ventures are often formed that create products competitive with our products. Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

We enlist third party distributors to market our products and services, and our failure to succeed in those relationships could negatively affect our business, financial condition and financial results.

We distribute a significant percentage of our products and services by entering into alliances with third parties who can offer our products and services along with their own or our competitors’ products and services. Increased reliance on third parties to market and distribute our products and services exposes us to a variety of risks. For example, we have limited control over and visibility into the sales cycles of third party distributors, which could increase the length of our sales cycle, cause our revenue to fluctuate unpredictably and make it difficult to accurately forecast our revenue. In addition, we may not succeed in developing or maintaining marketing alliances. Companies with which we have marketing alliances may in the future discontinue their relationships with us, form marketing alliances with our competitors, or develop and market their own products and services that compete with ours. If a significant distributor were to discontinue its relationship with us, we could experience an interruption in the distribution of our products and services and our revenues could decline. Our failure to develop, maintain and expand strategic distribution relationships could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

We may acquire product lines or businesses, which could impact our business, financial condition and financial results.

As part of our business strategy, we may periodically seek to acquire products lines or businesses from third parties that complement our current product lines and businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, estimation and assumption of liabilities and contingencies, personnel turnover and the diversion of management’s attention from other business concerns. We may be unable to successfully integrate and manage product lines or businesses that we acquire in the future, or be unable to achieve anticipated benefits or costs savings from acquisitions in the timeframe we anticipate, or at all. The inability to effectively and efficiently manage acquisitions with the results we expect or in the timeframe we anticipate could adversely affect our business, financial condition and financial results.

Unfavorable economic environments, particularly in the U.S., could negatively affect our business, financial condition and financial results.

Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the technology and networking industries at large, as well as in the encrypted email/data security market and in specific geographic markets in which we operate. If economic growth in those markets, particularly in the U.S., which accounts for a substantial majority of our revenue, slows, or credit is unavailable at a reasonable cost, current and potential customers may delay or reduce technology purchases, including the deployment or expansion of our products and services. Additionally, as we continue our corporate strategy of exploring additional international markets, we may become more susceptible to unfavorable economic environments outside the U.S. and that could compound the negative effects of unfavorable economic environments in markets in which we currently operate. This could result in reduced sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, adverse economic conditions could negatively affect the cash flow of our customers and distributors, which might result in failures or delays in payments to us. This could increase our credit risk exposure and delay our recognition of revenue. Specific economic trends, such as declines in the demand for cloud computing services and computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. If these conditions persist, spread or deteriorate further, our business, financial condition and financial results could be materially adversely affected.

If our products do not work properly or have security vulnerabilities, our reputation, business, financial condition and financial results could be negatively affected and we could experience negative publicity, declining sales and legal liability.

The threats facing our customers are constantly evolving and the techniques used by experienced hackers to access or sabotage data change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world.  As a result, we must constantly update our product solutions to respond to these threats.  We produce complex solutions that incorporate leading-edge technology, including both hardware and software, that must operate in a wide variety of technology environments. Software may contain defects or “bugs” that can interfere with expected operations or introduce security vulnerabilities that can lead to unauthorized use or data loss. There can be no assurance that our testing programs will be adequate to detect all defects prior to the product being introduced, which might decrease customer satisfaction with our products and services. The product reengineering cost to remedy a product defect or mitigate vulnerabilities could be material to our operating results. Our inability to cure a product defect could result in the temporary or permanent withdrawal of a product or service from the market, a security breach, negative publicity, damage to our reputation, failure to achieve market acceptance, lost revenue and increased expense, any of which could have a material adverse effect on our reputation, business, financial condition and financial results.

Our transmission and storage of personally identifiable information including the personal data of European data subjects and other confidential information, and inadvertent exposure of PII or CI, could cause us to violate data privacy laws or lose customers and could negatively affect our business, financial condition and financial results.

We transmit and store large amounts of personally identifiable information (“PII”) about individuals, which may include healthcare or financial information, and other confidential information (“CI”). Although we have established, and continue to develop and enhance, security measures and controls to help protect against unauthorized disclosure of such PII and other CI, an inadvertent disclosure of, or unauthorized third-party access to, PII or CI, could disrupt our operations, damage our reputation and subject us to claims or other liabilities.

In addition, our processing and storage of certain types of data is subject to confidentiality agreements with our clients and handling PII is increasingly subject to a variety of changing privacy and data security regulations around the world, such as the European Union’s Data Protection Directive and the forthcoming European Union Data Protection Regulation. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. For example, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies including us to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. In the wake of that decision, we decided to participate in the new EU-U.S. Privacy Shield framework established by the U.S. Department of Commerce and the European Commission and opened for participation on August 1, 2016. We applied for and were approved for certification and are now an Active Participant in the Privacy Shield program. Our Privacy Shield self-certification was finalized by the Department of Commerce and became effective as of November 9, 2016. This will allow us to transfer personal data of European data subjects that we receive from customers to the United States, in compliance with the Privacy Shield principles. While our Privacy Shield certification and other mechanisms (such as Model Clauses) to lawfully transfer such data remain, Privacy Shield and other transfer mechanisms are also subject to pending legal challenges and these legal challenges  may result in different European data protection regulators applying differing standards for the transfer of personal data. Future changes in requirements under these regulations may be inconsistent with our existing data management practices. If so, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business, including increased cost of compliance and limitations on data transfer for us and our customers.

Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, any inadvertent disclosure of, or unauthorized access (including due to a cyber-attack) to, PII or other CI or other failure by us to comply with data privacy requirements could subject us to significant penalties, damages, remediation and other expenses, and damage our reputation, any of which could have a material adverse effect on our business, financial condition and financial results.

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

Like many other software companies, we use “open source” software in order to take advantage of common industry building blocks and to add functionality to our products quickly and inexpensively. Open source software license terms could adversely affect our intellectual property rights in our products that include open source software. Depending upon how the open source software is deployed, we could be required to offer products that use the open source software for no cost, or make available the source code for modifications or derivative works. Any of these obligations could have an adverse impact on our intellectual property rights and revenue from products incorporating the open source software. Using open source code could also cause us to inadvertently infringe third-party intellectual property rights or require us to publicly disclose proprietary information. We have processes and controls in place that are designed to address these risks and concerns, but we cannot be sure that our process or controls will be sufficient to mitigate all risk in this regard. Open source software might also introduce security vulnerabilities or defective functionality. The open source community may not always respond with adequate urgency to mitigate the impacts of such defects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We leased properties during 2016 that are considered significant to the operations of the business in the following locations: Burlington, Massachusetts; Ottawa, Ontario, Canada; the United Kingdom; and Dallas and Austin, Texas. Our Burlington employees perform sales and marketing activities. Our Ottawa employees perform both client services and sales support activities. The United Kingdom facility provides data center support for our European customers. The Dallas office is our headquarters, which includes research and development, marketing, sales and all general administrative services, and the ZixData Center. Our Austin location is used primarily for fail-over and business continuity services and is used to some extent to support normal ongoing operations. Our facilities are suitable for our current needs and are considered adequate to support expected near term growth.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for fiscal 2016 and 2015.

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$5.09	$3.23	$4.41	$3.31
June 30	$4.18	$3.61	$5.47	$3.88
September 30	$4.28	$3.65	$5.40	$3.98
December 31	$5.08	$3.91	$5.78	$4.12

At March 2, 2017, there were 54,367,481 shares of common stock outstanding held by 426 shareholders of record. On that date, the last reported sales price of the common stock was $5.19.

We have not paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

For information regarding options and stock-based compensation awards outstanding and available for future grants, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2016, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2011, in our common stock and in each of the two indices and assumes reinvestment of all dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock price performance. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	—	$—	—	$—
November 1, 2016 to November 30, 2016	6,838	$4.08	—	$—
December 1, 2016 to December 31, 2016	—	$—	—	$—
Total	6,838	$4.08	—	$—

1 The shares repurchased for the one month period ended November 30, 2016, represent shares of Restricted Stock withheld by us upon the vesting of outstanding Restricted Stock. These shares were withheld by us to satisfy the minimum statutory tax withholding for the employee for whom the Restricted Stock vested during the period, which is required once the Restricted Stock is vested.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$60,144	$54,713	$50,347	$48,138	$43,356
Cost of revenue	10,533	9,593	8,324	7,614	7,609
Gross margin	49,611	45,120	42,023	40,524	35,747
Research and development expenses	9,553	8,317	9,051	9,563	7,419
Selling, general and administrative expenses	30,742	28,887	26,222	21,646	19,385
Income tax expense (benefit)(1)	3,692	3,144	2,830	(1,006)	(1,949)
Net income	5,837	5,016	4,103	10,453	11,003
Basic income per common share	$0.11	$0.09	$0.07	$0.17	$0.18
Diluted income per common share	$0.11	$0.09	$0.07	$0.17	$0.17
Shares used in computing basic income per common share	53,820	56,422	57,949	61,139	62,211
Shares used in computing diluted income per common share	54,395	57,476	58,967	62,527	62,875
Statements of Cash Flows Data:
Net cash flows provided by (used for):
Operating activities	$15,251	$15,617	$13,317	$13,298	$12,533
Investing activities	(2,136)	(1,951)	(3,402)	(1,593)	(1,533)
Financing activities	(15,322)	(6,687)	(15,748)	(7,175)	(8,692)
Balance Sheet Data:
Cash, Cash Equivalents and Marketable Securities	$26,457	$28,664	$21,685	$27,518	$22,988
Working capital(2)	2	3,821	2,249	12,127	6,626
Total assets	82,358	87,286	83,724	90,702	82,849
Stockholders’ equity	49,070	56,772	56,270	66,234	61,245

(1)

The $1.0 million and $1.9 million tax benefits in 2013 and 2012 resulted from the release of a portion of our deferred tax asset valuation allowance. Based on analysis of both projected and current earnings excluding discontinued operations, we have estimated these tax assets as likely to be utilized prior to expiration. See “Income Taxes” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Working capital includes deferred revenue totaling $25.8 million, $23.2 million, $21.6 million, $19.1 million, and $17.5 million, as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described above in “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements. See “Item 1. NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS.”

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

Our 2016 results included record revenues. We attribute our success to on-going efforts to build a solid and predictable business based on our successful recurring revenue subscription business model. For 2016, we continued to benefit from growing concerns for data security and integrity issues, which continue to make headline news, as well as the growing acceptance of cloud-based offerings along with the growing need for regulatory compliance.

For 2016, we reported revenue of $60.1 million, an increase of $5.4 million over the prior year, driven principally by continued growth in our Email Encryption business.

For the year ended December 31, 2016, our gross profit of $49.6 million increased 10% compared to 2015. This increase was primarily driven by increased revenue. Our 2016 operating income of $9.3 million increased $1.4 million over the prior year, as the gross profit increase was offset by increased research and development headcount and increased selling, general and administrative expense primarily related to patent defense and planned advertising and promotional spending.

Our $5.8 million net income in 2016 is an increase of 16% compared to our $5.0 million net income in 2015.

Other Financial Highlights

•	Backlog was $81.7 million at the end of 2016, compared with $74.2 million at the end of 2015
•	Total orders for 2016 were $68.6 million, an increase of 12% from the 2015 total orders of $61.0 million
•	Our deferred revenue at the end of 2016 was $27.2 million, compared with $24.0 million at the end of 2015
•	We generated cash flows from operations of $15.3 million during fiscal 2016. Our cash and cash equivalents were $26.5 million at the end of 2016, compared with $28.7 million at the end of 2015.
•	Our shared, cloud-based ZixDirectory now has approximately 55 million members including some of the most respected institutions in the country.

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

Revenue

Revenue increased by 10% in 2016 compared with 2015. Our revenue growth was driven by our successful subscription model that continues to yield steady additions to the subscriber base coupled with a high rate of renewing existing customers.

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

Revenue Recognition

We develop market, and support applications that connect, protect and deliver information in a secure manner. We derive our revenue from subscription fees for rights related to the use of our software. Software subscription terms typically range from one to three years.

Revenue is recognized when all of the following have been met:

•	persuasive evidence of an arrangement exists,
•	delivery has occurred or services have been rendered,
•	the price is fixed and determinable, and
•	collectability is probable.

Discounts provided to customers are recorded as reductions in revenue.

We have determined that substantially all of our revenue arrangements are in the scope of the software revenue recognition rules. Multiple elements in our software arrangements are sold as a single unit consisting of the following elements: (i) subscription licensed software delivered to the customer’s site, (ii) ongoing customer support and (iii) access to our hosted encryption network (Zix encryption network) during the term of the agreement.

(i)

Software at the customer site performs critical functions of the email encryption process and is the predominant element in our arrangements. Actions performed by the software at the customer site include identifying when encryption is needed through the use of filters and lexicons, determining the best method of delivery (BMOD) by examining secure connection options and selecting the BMOD. BMOD is a key marketing differentiator for us and is defined as the most secure and easiest method to deliver encrypted email. Customers can install the software on their own hardware or we can deliver hardware that we own to the customer site.

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

Approximately 9% of our revenue in 2016 was derived from hosted email encryption solutions. We apply general revenue recognition guidance to these hosted arrangements.

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

Income Taxes

Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2016, we provided a valuation allowance against a significant portion, $46.0 million, of our accumulated U.S. deferred tax assets. This significant valuation allowance reflects our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $45.7 million, and consists of $39.0 million for federal net operating loss carryforwards, $3.7 million relating to temporary timing differences between U.S. generally accepted accounting principles (“GAAP”) and tax-related expense, $1.7 million relating to U.S. state income tax credits, and $1.3 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgement would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

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

Goodwill was $2.2 million, or 3% and 2% of total assets, in each of the years ended December 31, 2016 and 2015.

Our goodwill is not being amortized, but we do evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. We include our entire Company as the reporting unit. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the Company’s outstanding common stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. We have evaluated our goodwill and determined no impairment adjustment is required.

Stock-based Compensation

Our share-based awards include stock options, restricted stock awards and restricted stock units. We have non-qualified stock options outstanding to employees and directors under various stock option plans. The plans require the exercise price of options granted under these plans to equal or exceed the fair market value of the Company’s common stock on the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Employee stock options typically vest pro-rata and quarterly over three or four years. Restricted stock is issued to the employee at grant but is subject to transfer restrictions. Stock is issued in exchange for restricted stock units when vesting conditions are met. The transfer restrictions and vesting conditions may be time- or performance-based. Restricted stock and restricted stock units typically vest pro-rata annually over three or four years. We use the straight-line amortization method for recognizing stock-based compensation costs. The weighted average grant-date fair value of awards of restricted stock, and restricted stock units is based on quoted market price of the Company’s common stock on the date of grant. Option, restricted stock and restricted stock unit grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable option agreements.

Full Year 2016 Summary of Operations

Financial

•	Revenue for 2016 was $60.1 million compared with $54.7 million in 2015 and $50.3 million in 2014.
•	Gross margin for 2016 was $49.6 million or 82% of revenues compared with $45.1 million or 82% of revenues in 2015 and with $42.0 million or 83% of revenues in 2014.
•	Net income for 2016 was $5.8 million compared with $5.0 million in 2015 and $4.1 million in 2014.
•	Net income per diluted share was $0.11 for 2016 compared with $0.09 for 2015 and $0.07 for 2014.
•	Unrestricted cash was $26.5 million on December 31, 2016.

Results of Operations

Revenue

The following table sets forth a year-over-year comparison of our total revenues:

	Year Ended December 31,			Variance 2016 vs. 2015		Variance 2015 vs. 2014
(In thousands)	2016	2015	2014	$	%	$	%
Revenues	$60,144	$54,713	$50,347	$5,431	10%	$4,366	9%

Our growth model seeks to continually add new users to the subscriber base, while at the same time retaining a high percentage of existing subscribers whose subscriptions are up for renewal. In the year ended December 31, 2016, we categorized our revenue in the following core verticals: 51% healthcare, 28% financial services, 7% government sector, and 14% as other. In the year ended December 31, 2015, we categorized our revenue in the following core verticals: 54% healthcare, 28% financial services, 6% government sector, and 12% as other. Additionally, sales continued from a wide base of distributors – new first year orders (“NFYO’s”) derived from our value-added resellers, OEM and other third party distribution channels for 2016 were 57% of total NFYOs compared to 64% in 2015 and 58% in 2014. We measure additions to the subscriber base by NFYOs, which is defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. NFYOs are summarized in the table below:

	Year Ended December 31,
(In thousands)	2016	2015	2014
New first year order value	$9,524	$10,158	$8,489

Our list pricing has remained generally consistent during the periods shown above. However, there are no assurances that potential increased competition in this market or other factors, including inflation, will not result in future price erosion. Price erosion, should it occur, could have a dampening effect on order growth and the revenue derived from our new orders.

Revenue Outlook:

We expect continued growth in our core Email Encryption offering and in our new products, along with increased sales from our indirect OEM distribution and value-added reseller channels to increase our NFYOs in 2017 and increase our year-over-year revenue.

Backlog and Orders

Backlog — Our backlog was $81.7 million at December 31, 2016 compared with $74.2 million at December 31, 2015. The backlog is comprised of contractual commitments that we expect to amortize into revenue. As of December 31, 2016, the backlog was comprised of the following elements: $27.2 million of deferred revenue that has been billed and paid, $7.1 million billed but unpaid, and approximately $47.4 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 57% of the total backlog is expected to be recognized as revenue during the next twelve months.

Orders — Total orders in 2016 were $68.6 million compared with $61.0 million in 2015. Total orders are comprised of contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service.

Cost of Revenue

The following table sets forth a year-over-year comparison of the cost of revenue.

	Year Ended December 31,			Variance 2016 vs. 2015		Variance 2015 vs. 2014
(In thousands)	2016	2015	2014	$	%	$	%
Cost of revenue	$10,533	$9,593	$8,324	$940	10%	$1,269	15%

Cost of revenue is comprised of expenses related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The 10% increase in cost of revenue in 2016 compared with 2015 reflected in the table above resulted primarily from increases in average headcount, software maintenance and license support, costs associated with hardware sales related to our Cisco partnership as well as depreciation expense related to networking equipment. These investments support growth in customers and users.

The 15% increase in cost of revenue in 2015 compared with 2014 reflected in the table above resulted primarily from increases in average headcount and depreciation expense

Research and Development Expenses

The following table sets forth a year-over-year comparison of our research and development expenses:

	Year Ended December 31,			Variance 2016 vs. 2015		Variance 2015 vs. 2014
(In thousands)	2016	2015	2014	$	%	$	%
Research and development expenses	$9,553	$8,317	$9,051	$1,236	15%	$(734)	(8)%

Research and development expenses consist primarily of salary, benefits and stock-based compensation for our development staff, independent contractor expense, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services.

The 15% increase in research and development expense in 2016 compared with 2015 reflected in the table above resulted primarily from increased in average headcount focused on development of our core email encryption portfolio, including performance enhancements to our hosted service solutions, and upgrades to our ZixOne product.

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

Selling and Marketing Expenses

The following table sets forth a year-over-year comparison of our selling and marketing expenses:

	Year Ended December 31,			Variance 2016 vs. 2015		Variance 2015 vs. 2014
(In thousands)	2016	2015	2014	$	%	$	%
Selling and marketing expenses	$19,015	$18,075	$18,284	$940	5%	$(209)	(1)%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising.

The $0.9 million increase in selling and marketing expense in 2016 compared with 2015 resulted primarily from our 2016 branding initiative and planned increase in advertising and promotional expenses, as well as higher payroll costs associated with enhancing our product management team.

The slight decrease in selling and marketing expense in 2015 compared with 2014 resulted primarily from decreases in advertising expense partially offset by increases in commission and bonus expense. Commission and bonus expenses were higher in 2015 as a result of improved performance compared to 2014, primarily in NFYO and earnings metrics.

General and Administrative Expenses

The following table sets forth a year-over-year comparison of our general and administrative expenses:

	Year Ended December 31,			Variance 2016 vs. 2015		Variance 2015 vs. 2014
(In thousands)	2016	2015	2014	$	%	$	%
General and administrative expenses	$11,727	$10,812	$7,938	$915	8%	$2,874	36%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities.

The $0.9 million increase in general and administrative expense from 2016 compared with 2015 resulted primarily from an increase in litigation fees associated with defense our intellectual property and other consulting fees. These increases were partially offset by a decrease in year over year severance costs related to transition within our executive team.

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

Our Company incurred tax expense of $3.7 million, $3.1 million and $2.8 million for 2016, 2015 and 2014, respectively. For all years presented, tax expense represented deferred tax expense, refundable U.S. Alternative Minimum Tax, U.S. research and development credits, non-U.S. taxes payable related to the operations of the Company’s Canadian subsidiary established in late 2002, and state income taxes.

Significant judgement is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider available evidence, including past earnings, estimates of future taxable income, and the feasibility of tax planning strategies. At December 31, 2016, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The portion of the Company’s deferred tax asset not reserved was $45.7 million. The majority of this unreserved portion related to $39.0 million U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration.  The remaining balance consists of $3.7million relating to temporary timing differences between GAAP and tax-related expense, $1.7 million relating to U.S. state tax income credits, and $1.3 million related to Alternative Minimum Tax credits.

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

Net Income

Net Income – The Company generated net income of $5.8 million in 2016 compared with $5.0 million in 2015 and $4.1 million in 2014. The increase to our net income is due to revenue growth, offset by higher operating expenses, as discussed above.

Liquidity and Capital Resources

Overview

Based on our 2016 financial results and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. During 2016, our cash flow from operations was $15.3 million, which represents a slight decrease over the $15.6 million cash flow from operations during 2015. At December 31, 2016, our cash and cash equivalents totaled $26.5 million, and we had no debt. This represents a $2.2 million decrease over our cash balance as of December 31, 2015, which is partially attributed to to our expenditure of $15 million during 2016 under a share repurchase program that completed in July 2016.

For the year ended December 31, 2016, we achieved 10% growth in revenue, 82% gross margin and strong cash collections. While future results cannot be guaranteed, we expect these trends to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.

Sources and Uses of Cash

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net cash provided by operations	$15,251	$15,617	$13,317
Net cash used in investing activities	$(2,136)	$(1,951)	$(3,402)
Net cash used in financing activities	$(15,322)	$(6,687)	$(15,748)

Our primary source of liquidity from operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the management of the timing of payments to our vendors and service providers.

Cash used in our investing activities for 2016 consisted primarily of computer and networking equipment purchases to improve our capacity to provide hosting services. Cash used in our investing activities for 2015 consisted of $1.5 million computing equipment purchases primarily to satisfy customer contracts. Approximately 25% of these capital purchases were for computer servers, which are required to deliver our services. The remaining purchases consisted primarily of leasehold improvements.

Cash used in financing activities in 2016 included $15.0 million used to repurchase our common stock and $527 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards offset by $205 thousand received from the exercise of stock options. The stock repurchases were made pursuant to a stock repurchase program authorized by our board of directors, which was completed July 2016. Cash used in financing activities in 2015 included $15.0 million used to repurchase our common stock and $361 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards offset by $8.7 million received from the exercise of stock options. The stock repurchases were made pursuant to a stock repurchase program authorized by our board of directors, which was completed in October 2015.

Options of Zix Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore the extent of future cash inflow and related dilution from additional option activity is not certain. The following table summarizes the options that were outstanding as of December 31, 2016. The vested options are a subset of the outstanding options. The value of the options is the number of options exercisable into shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	102,834	$147	102,834	$147
$2.00 - $3.49	522,938	1,355	522,938	1,355
$3.50 - $4.99	1,334,507	5,906	1,059,960	4,883
Total	1,960,279	$7,408	1,685,732	$6,385

Liquidity Summary

Based on our current 2017 budget plans, we believe we have adequate resources and liquidity to sustain operations for at least the next twelve months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Contingent Liabilities and Commitments

We have total contractual obligations of $1.4 million over the next year and $3.8 million over the next three years primarily consisting of various operating office lease agreements. The lease of our headquarters facility in Dallas expires in 2024.

A summary of our fixed contractual obligations and commitments at December 31, 2016, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$8,996	$1,448	$2,387	$2,095	$3,066

We have severance agreements with certain employees which would require us to pay up to approximately $4.6 million if all such employees separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

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

The standard is effective for us beginning in 2018, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have begun an assessment of the guidance and expect our revenue to remain primarily unchanged. We are additionally analyzing the effect of the new guidance on the timing of our recognition of the incremental costs of obtaining contracts. Accordingly, we are still evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and we have not yet determined the method by which we will adopt the standard.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842), which introduces a lessee model that brings most leases onto the balance sheet. The new ASU eliminates the requirement in U.S. GAAP that entities use bright-line tests in determining lease classifications and requires lessors to provide additional transparency into their exposure to the changes in value of their residual assets and how they manage that exposure.

The standard is effective for us beginning 2019. We expect the valuation of right to use assets and lease liabilities to be the present value of our forecasted future lease commitments and are assessing the discount rate to be applied in these valuations. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

Accounting for Share-Based Payments

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employees of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The Company currently has been tracking $3.6 million of excess tax benefits that were not previously recognized, as required by existing GAAP, because the related tax deduction did not reduce current taxes payable. Upon adoption of the new standard beginning in year 2017, these benefits will be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. A valuation allowance will also be recognized as a part of the cumulative-effect adjustment to retained earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we face exposure to material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $26.5 and $28.7 million at December 31, 2016 and 2015, respectively. We held no marketable securities and no debt as of December 31, 2016 and 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2016, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zix Corporation

We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 6, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 6, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 is incorporated by reference from our Proxy Statement related to the 2017 Annual Meeting of Shareholders under the sections “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee.”

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

Item 11. Executive Compensation

The information required by this Item 11, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from our Proxy Statement related to the 2017 Annual Meeting of Shareholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our Proxy Statement related to the 2017 Annual Meeting of Shareholders under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our Proxy Statement related to the 2017 Annual Meeting of Shareholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our Proxy Statement related to the 2017 Annual Meeting of Shareholders under the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS.”

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

Second Amended and Restated Bylaws of Zix Corporation dated November 1, 2016. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, and incorporated herein by reference.

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

Zix Corporation 2001 Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.6 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.4†	—

Zix Corporation’s 2001 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.5 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.5†	—

Zix Corporation’s 2003 New Employee Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.4 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

10.6†	—

Zix Corporation 2004 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.3 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

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

Form of Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.1 to Zix Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, and incorporated herein by reference.

10.17†	—

Form of Zix Corporation Employee Stock Option Agreement. Filed as Exhibit 10.2 to Zix Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, and incorporated herein by reference.

10.18†	—

Form of Director Indemnification Agreement.  Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, and incorporated herein by reference.

10.19†	—

Form of Executive Termination Benefits Agreement.  Filed as Exhibit 10.1 to Zix Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, and incorporated herein by reference.

10.20†	—	Zix Corporation 2012 Incentive Plan. Filed as Appendix A of Schedule 14A on April 27, 2012, and incorporated herein by reference.

10.21†	—

Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, and incorporated herein by reference.

10.22	—

Shareholder’s Agreement dated December 28, 2012, among Zix Corporation, and Rockall Emerging Markets Master Fund Limited, Meldrum Asset Management, LLC, Fulvio Dobrich, Con Egan, Conor O’Driscoll, Michael E. Dailey, and Mark J. Bonney. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K dated December 31, 2012, and incorporated herein by reference.

10.23	—

Form of Amended and Restated Employment Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and incorporated herein by reference.

10.24†	—	Zix Corporation Amended and Restated 2012 Incentive Plan. Filed as Appendix A of Schedule 14A on May 13, 2015, and incorporated herein by reference.

10.25†	—

Letter Agreement Concerning Transition Matters, dated as of July 21, 2015, by and between Zix Corporation and Richard D. Spurr. Filed as exhibit 10.3 to Zix Corporation’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2015, and incorporated herein by reference.

10.26†	—

Second Amended and Restated Employment Termination Benefits Agreement, dated as of July 21, 2015, by and between Zix Corporation and Richard D. Spurr. Filed as Exhibit 10.4 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and incorporated herein by reference.

10.27†	—

Amendment No. One to Zix Corporation Amended and Restated 2012 Incentive Plan. Filed as Exhibit 10.27 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10.28†	—

Amendment No. One to Zix Corporation Stock Option Agreement, dated as of January 18, 2016, between Richard D. Spurr and Zix Corporation. Filed as Exhibit 10.28 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

Exhibit Number		Description

10.29†	—

Amendment No. One to Zix Corporation Employee Stock Option Agreement, dated as of January 18, 2016, between Richard D. Spurr and Zix Corporation. Filed as Exhibit 10.29 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10.30†	—

Amendment No. One to Zix Corporation Employee Stock Option Agreement, dated as of January 18, 2016, between Richard D. Spurr and Zix Corporation. Filed as Exhibit 10.30 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

21.1	—	Subsidiaries of Zix Corporation. Filed as Exhibit 21.1 to Zix Corporation's Annual Report on Form 10-K dated December 31, 2009, and incorporated herein by reference.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

31.1*	—	Certification of David J. Wagner, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of David E. Rockvam, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of David J. Wagner and David E. Rockvam, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	—

101. INS (XBRL Instance Document)

101. SCH (XBRL Taxonomy Extension Schema Document)

101. CAL (XBRL Calculation Linkbase Document)

101. LAB (XBRL Taxonomy Label Linkbase Document)

101. DEF (XBRL Taxonomy Linkbase Document)

101. PRE (XBRL Taxonomy Presentation Linkbase Document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 6, 2017.

ZIX CORPORATION

By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2017.

Signature	Title

/s/ DAVID J. WAGNER	Chief Executive Officer, President and Director
(David J. Wagner)	(Principal Executive Officer)

/s/ DAVID E. ROCKVAM	Chief Financial Officer
(David E. Rockvam)	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARK J. BONNEY	Director
(Mark J. Bonney)

/s/ TAHER A. ELGAMAL	Director
(Taher A. Elgamal)

/s/ ROBERT C. HAUSMANN	Chairman, Director
(Robert C. Hausmann)

/s/ MARIBESS L. MILLER	Director
(Maribess L. Miller)

/s/ RICHARD D. SPURR	Director
(Richard D. Spurr)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zix Corporation

We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2017 expressed an unqualified opinion.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 6, 2017

ZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$26,457	$28,664
Receivables, net	1,209	498
Prepaid and other current assets	2,829	2,908
Total current assets	30,495	32,070
Property and equipment, net	3,976	4,143
Goodwill	2,161	2,161
Deferred tax assets	45,726	48,912
Total assets	$82,358	$87,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355	$370
Accrued expenses	4,365	4,697
Deferred revenue	25,773	23,182
Total current liabilities	30,493	28,249
Long-term liabilities:
Deferred revenue	1,448	839
Deferred rent	1,347	1,426
Total long-term liabilities	2,795	2,265
Total liabilities	33,288	30,514
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 78,913,266 issued and 53,643,139 outstanding in 2016 and 77,852,453 issued and 56,546,879 outstanding in 2015	769	767
Additional paid-in capital	374,386	372,400
Treasury stock, at cost; 25,270,127 common shares in 2016 and 21,305,574 common shares in 2015	(97,770)	(82,243)
Accumulated deficit	(228,315)	(234,152)
Total stockholders’ equity	49,070	56,772
Total liabilities and stockholders’ equity	$82,358	$87,286

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Revenues	$60,144	$54,713	$50,347
Cost of revenue	10,533	9,593	8,324
Gross margin	49,611	45,120	42,023
Research and development expenses	9,553	8,317	9,051
Selling, general and administrative expenses	30,742	28,887	26,222
Operating income	9,316	7,916	6,750
Other income (expense):
Investment and other income	246	244	183
Interest expense	33	—	—
Total other income	213	244	183
Income before income taxes	9,529	8,160	6,933
Income tax expense	3,692	3,144	2,830
Net income	$5,837	$5,016	$4,103
Basic income per common share	$0.11	$0.09	$0.07
Diluted income per common share	$0.11	$0.09	$0.07

Weighted average shares outstanding
Basic common shares outstanding	53,819,772	56,421,833	57,948,864
Diluted common shares outstanding	54,395,145	57,476,006	58,966,625

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except share data)	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2013	74,417,946	$737	$359,154	$(50,386)	$(243,271)	$66,234
Issuance of common stock upon exercise of stock options	407,829	4	744	—	—	748
Issuance of common stock upon vesting of restricted stock units	52,000	—	—	—	—	—
Issuance of restricted common stock	140,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,681	(257)	—	1,424
Treasury repurchase program	—	—	—	(16,239)	—	(16,239)
Net income	—	—	—	—	4,103	4,103
Balance, December 31, 2014	75,017,775	741	361,579	(66,882)	(239,168)	56,270
Issuance of common stock upon exercise of stock options	2,668,928	26	8,648	—	—	8,674
Issuance of common stock upon vesting of restricted stock units	65,750	—	—	—	—	—
Issuance of restricted common stock	100,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	2,173	(361)	—	1,812
Treasury repurchase program	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	5,016	5,016
Balance, December 31, 2015	77,852,453	767	372,400	(82,243)	(234,152)	56,772
Issuance of common stock upon exercise of stock options	123,760	2	203	—	—	205
Issuance of common stock upon vesting of restricted stock units	179,914	—	—	—	—	—
Issuance of common stock upon vesting of performance stock units	97,428	—	—	—	—	—
Issuance of restricted common stock	518,211	—	—	—	—	—
Issuance of restricted performance common stock	141,500	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,783	(527)	—	1,256
Treasury repurchase program	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	5,837	5,837
Balance, December 31, 2016	78,913,266	$769	$374,386	$(97,770)	$(228,315)	$49,070

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating activities:
Net income	$5,837	$5,016	$4,103
Non-cash items in net income:
Depreciation and amortization	2,303	2,152	1,623
Employee stock-based compensation expense	1,783	2,173	1,681
Changes in deferred taxes	3,186	2,743	2,398
Changes in operating assets and liabilities:
Receivables	(711)	954	872
Prepaid and other assets	79	(536)	(334)
Accounts payable	(15)	(81)	(1)
Deferred revenue	3,200	1,536	2,127
Accrued and other liabilities	(411)	1,660	848
Net cash provided by operating activities	15,251	15,617	13,317
Investing activities:
Purchases of property and equipment	(2,136)	(1,951)	(3,402)
Net cash used in investing activities	(2,136)	(1,951)	(3,402)
Financing activities:
Proceeds from exercise of stock options	205	8,674	748
Treasury stock	(15,527)	(15,361)	(16,496)
Net cash used in financing activities	(15,322)	(6,687)	(15,748)
(Decrease) increase in cash and cash equivalents	(2,207)	6,979	(5,833)
Cash and cash equivalents, beginning of year	28,664	21,685	27,518
Cash and cash equivalents, end of year	$26,457	$28,664	$21,685

See notes to consolidated financial statements.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Zix Corporation (“Zix,” the “Company,” “we,” “our,” “us”) provides email encryption, data loss prevention (“DLP”) and Bring-Your-Own-Device (“BYOD”) solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, financial services, and government sectors.

2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements include the accounts of all our wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All inter-company accounts and transactions have been eliminated in consolidation.

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

Goodwill was $2.2 million, or 3% and 2% of total assets for the years ended December 31, 2016 and 2015, respectively.

Our goodwill is not being amortized, but we do evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. We include our entire Company as the reporting unit. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. No impairment was recorded for any of the periods presented.

Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2016, we provided a valuation allowance against a significant portion, $46.0 million, of our accumulated U.S. deferred tax assets, reflecting our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $45.7 million, and consists of $39.0 million for federal net operating loss carryforwards, $3.7 million relating to temporary timing differences between U.S. GAAP and tax-related expense, $1.7 million relating to U.S. state income tax credits and $1.3 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

Uncertain Tax Positions — Our Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. For 2016 and 2015 we had no leases that qualified as capital leases. Lease renewal options which we are “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.

Revenue Recognition — We develop, market and support applications that connect, protect and deliver information in a secure manner. We generate our sales through both a direct sales team and, increasingly, through our channel partners. We derive our revenue from subscription fees for rights related to the use of our software. Software subscription terms typically range from one to three years.

Revenue is recognized when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists,
•	delivery has occurred or services have been rendered,
•	the price is fixed and determinable, and
•	collectability is probable.

We record our revenue net of any value added or sales tax. Discounts provided to customers are recorded as reductions in revenue.

We have determined that substantially all of our revenue arrangements are in the scope of the software revenue recognition rules. Multiple elements in our software arrangements are sold as a single unit consisting of the following elements: (i) subscription licensed software delivered to the customer’s site, (ii) ongoing customer support and (iii) access to our hosted encryption network (Zix encryption network) during the term of the agreement.

(i)

Software at the customer site performs critical functions of the email encryption process and is the predominant element in our arrangements. Actions performed by the software at the customer site include identifying when encryption is needed through the use of filters and lexicons, determining the best method of delivery (“BMOD”) by examining secure connection options and selecting the BMOD. BMOD is a key marketing differentiator for us and is defined as the most secure and easiest method to deliver encrypted email. Customers can install the software on their own hardware or we can deliver hardware that we own to the customer site. In recent years more customers have opted to have the software installed on their own hardware, and as a result the number of Zix supplied hardware devices has declined. Any hardware provided as part of our services primarily included manufacturer provided warranty provisions. We recorded no warranty expense in any of the presented periods.

(ii)	Customer support includes unspecified software upgrades, updates and bug fixes and access to live technical support technicians and on-line knowledge resources.
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

Approximately 9% of our revenue in 2016 was derived from hosted email encryption solutions. We apply general revenue recognition guidance to these hosted arrangements.

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

Advertising Expense — Advertising costs are expensed as incurred. Our operations include advertising expense of $1.9 million, $2.1 million, and $2.9 million  in 2016, 2015, and 2014, respectively.

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

The standard is effective for us beginning 2018, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have begun an assessment of the guidance and expect our revenue to remain primarily unchanged. We are additionally analyzing the effect of the new guidance on the timing of our recognition of the incremental costs of obtaining contracts. Accordingly, we are still evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and we have not yet determined the method by which we will adopt the standard.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842), which introduces a lessee model that brings most leases onto the balance sheet. The new ASU eliminates the requirement in U.S. GAAP that entities use bright-line tests in determining lease classifications and requires lessors to provide additional transparency into their exposure to the changes in value of their residual assets and how they manage that exposure.

The standard is effective for us beginning 2019. We expect the valuation of the right of use assets and lease liabilities to be the present value of our forecasted future lease commitments and are assessing the discount rate to be applied in these valuations. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

Accounting for Share-Based Payments

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for employees of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The Company currently has been tracking $3.6 million of excess tax benefits that were not previously recognized, as required by existing GAAP, because the related tax deduction did not reduce current taxes payable. Upon adoption of the new standard beginning in year 2017, these benefits will be recorded on a modified retrospective bases through a cumulative-effect adjustment to retained earnings. A valuation allowance will also be recognized as a part of the cumulative-effect adjustment to retained earnings.

3. Stock Options and Stock-based Employee Compensation

Below is a summary of common stock options outstanding at December 31, 2016:

	Authorized Shares	Options Outstanding	Options Vested	Available for Grant
Employee and Director Stock Option Plans:
2001 Stock Option Plan	2,525,000	11,400	11,400	—
2001 Employee Stock Option Plan	300,000	4,020	4,020	—
2004 Stock Option Plan	5,000,000	1,116,234	1,116,234	—
2006 Director’s Stock Option Plan	1,100,000	169,500	169,500	—
2012 Incentive Plan	6,300,000	659,125	384,578	2,325,491
Total	15,225,000	1,960,279	1,685,732	2,325,491

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

Accounting Treatment

We use the straight-line amortization method for recognizing stock option compensation costs. Our share-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”).

For the twelve months ended December 31, 2016, 2015, and 2014, respectively, the total stock-based compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs, and Performance Stock was recorded to the following line items of our consolidated statements of income:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cost of revenue	$186	$182	$180
Research and development expenses	246	242	237
Selling, general and administrative expenses	1,351	1,749	1,264
Stock-based compensation expense	$1,783	$2,173	$1,681

Our 2016 stock-based compensation expense includes $280 thousand related to the accelerated vesting of awards related to our CFO transition. Our 2015 stock-based compensation expense includes $540 thousand related to the accelerated vesting of awards related to our CEO transition. A deferred tax asset of $506 thousand, $625 thousand, and $462 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the twelve months ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $3.3 million of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 1.7 years.

We use the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. On January 1, 2006, we elected to use the “simplified” method to calculate the estimated life of options granted to employees. The Company continued to use the “simplified” method for all options granted through 2013. The Company elected to use the “historical” method to calculate the estimated life of any options that may be granted beginning 2014. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options. We granted 373,187 options in 2016. No options were granted in 2014 or 2015.

The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.21%	—	—
Expected option life (years)	5.3	—	—
Expected stock price volatility	44%	—	—
Expected dividend yield	—	—	—
Fair value of options granted	$1.51	—	—

The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company. The weighted average grant-date fair value of awards of restricted stock and restricted stock units is based on quoted market price of the Company’s common stock on the date of grant.

Stock Option Activity

There were 123,760 stock options exercised for the twelve months ended December 31, 2016. As a result of these stock option exercises, there was $55 thousand in excess tax benefits recorded in 2016. For the comparative period in 2015, there were 2,668,928 stock option exercises, resulting in a $19 thousand excess tax benefit. In the twelve months ended December 31, 2014, 407,829 stock options were exercised, resulting in a $99 thousand excess tax benefit.

The following is a summary of all stock option transactions for the three years ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at January 1, 2014	6,748,374	$4.50
Granted at market price	—	$—
Cancelled or expired	(1,850,036)	$7.71
Exercised	(407,829)	$1.83
Outstanding at December 31, 2014	4,490,509	$3.42
Granted at market price	—	—
Cancelled or expired	(47,029)	$4.69
Exercised	(2,668,928)	$3.25
Outstanding at December 31, 2015	1,774,552	$3.65
Granted at market price	373,187	$3.70
Cancelled or expired	(63,700)	$3.95
Exercised	(123,760)	$1.66
Outstanding at December 31, 2016	1,960,279	$3.78	3.90
Options exercisable at December 31, 2016	1,685,732	$3.79	3.03

At December 31, 2016, all 1,960,279 options outstanding and all 1,685,732 options exercisable had an exercise price lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $2.3 million and $1.9 million, respectively.  At December 31, 2015, all 1,774,552 options outstanding and all 1,636,238 options exercisable had an exercise price lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $2.5 million and $2.2 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015, was $290 thousand and $4.4 million, respectively.

Summarized information about stock options outstanding at December 31, 2016, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 - $1.99	102,834	2.27	$1.43	102,834	$1.43
$2.00 - $3.49	522,938	4.51	$2.59	522,938	$2.59
$3.50 - $4.99	1,334,507	3.53	$4.43	1,059,960	$4.61
	1,960,279	3.73	$3.78	1,685,732	$3.79

There were 1,636,238 and 4,135,731 exercisable options at December 31, 2015 and 2014, respectively.

Restricted Stock Activity

The following is a summary of all Restricted Stock activity during the three years ended December 31, 2016:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at January 1, 2014	648,250	$3.06
Granted at market price	140,000	$4.66
Vested	(184,000)	$2.99
Cancelled	—	—
Non-vested restricted stock at December 31, 2014	604,250	$3.45
Granted at market price	100,000	$5.18
Vested	(240,750)	$3.35
Cancelled	(40,250)	$3.57
Non-vested restricted stock at December 31, 2015	423,250	$3.91
Granted at market price	573,461	$3.75
Vested	(292,469)	$3.50
Cancelled	(15,000)	$4.11
Non-vested restricted stock at December 31, 2016	689,242	$3.94

As a result of vesting Restricted Stock $59 thousand, $84 thousand, and $69 thousand in excess tax benefits were recorded in 2016, 2015, and 2014, respectively.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three years ended December 31, 2016:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at January 1, 2014	179,750	$3.00
Granted at market price	55,000	$4.66
Vested	(52,000)	$2.93
Cancelled	—	—
Non-vested restricted stock units at December 31, 2014	182,750	$3.52
Granted at market price	215,000	$3.88
Vested	(65,750)	$3.29
Cancelled	(32,500)	$3.88
Non-vested restricted stock units at December 31, 2015	299,500	$3.79
Granted at market price	38,500	$3.74
Vested	(179,914)	$3.66
Cancelled	—	—
Non-vested restricted stock units at December 31, 2016	158,086	$3.92

As a result of these vesting RSU’s $8 thousand in excess tax benefits was recorded in 2016. No excess tax benefits resulted from the vesting of RSU’s in 2015 or 2014.

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three years ended December 31, 2016:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested performance RSUs at January 1, 2014	—	—
Granted at market price	100,000	$4.66
Vested	—	—
Forfeited	(100,000)	$4.66
Non-vested performance RSUs at December 31, 2014	—	—
Granted at market price	215,000	$3.88
Vested	—	—
Forfeited	(32,500)	$3.88
Non-vested performance RSUs at December 31, 2015	182,500	$3.88
Granted at market price	22,500	$3.61
Vested	(97,428)	$3.88
Forfeited	(16,741)	$3.88
Non-vested performance RSUs at December 31, 2016	90,831	$3.81

As a result of these vesting performance RSU’s $15 thousand in excess tax benefits was recorded in 2016.

Performance Stock Activity

The following is a summary of all Performance Stock activity during the one year ended December 31, 2016:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested performance stock at January 1, 2016	—	—
Granted at market price	141,500	$3.61
Vested	(20,000)	$3.61
Forfeited	—	—
Non-vested performance stock at December 31, 2016	121,500	$3.61

As a result of these vesting Performance Stock $5 thousand in excess tax benefits was recorded in 2016.

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSU’s, and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

4. Supplemental Cash Flow Information

Supplemental information relating to taxes and noncash activities:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Interest payments	$33	$—	$—
Income tax payments	$670	$332	$426

5. Receivables, net

(In thousands)	December 31,
	2016	2015
Gross accounts receivables	$8,417	$7,882
Allowance for returns and doubtful accounts	(91)	(59)
Unpaid portion of deferred revenue	(7,117)	(7,325)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$1,209	$498

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at December 31, 2016 and 2015.

6. Prepaid and other current assets

(In thousands)	December 31,
	2016	2015
Prepaid insurance, maintenance, software licenses and other	$2,381	$2,596
Deferred commissions	435	364
Tax-related	13	(52)
Prepaid and other current assets	$2,829	$2,908

7. Property and Equipment

(In thousands)	December 31,
	2016	2015
Computer and office equipment and software	$24,303	$23,797
Leasehold improvements	6,733	6,663
Furniture and fixtures	2,011	1,969
	33,047	32,429
Less accumulated depreciation and amortization	(29,071)	(28,286)
Total Property and equipment, net	$3,976	$4,143

Our operations include depreciation and amortization expense related to property and equipment of $2.3 million, $2.2 million, and $1.6 million in 2016, 2015, and 2014, respectfully.

8. Goodwill

At December 31, 2016 and 2015, we had goodwill totaling $2.2 million. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There were no impairment indicators to the goodwill recorded as of December 31, 2016.

9. Accrued Expenses

	December 31,
(In thousands)	2016	2015
Employee compensation and benefits	$2,739	$3,028
Professional fees	405	467
Taxes	434	399
Other	787	803
Total accrued expenses	$4,365	$4,697

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

11. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014, are as follows:

	Year Ended December 31,
	2016	2015	2014
Basic weighted average shares	53,819,772	56,421,833	57,948,864
Effect of dilutive securities:
Employee and director stock options	317,329	741,002	782,659
Restricted Stock	149,817	172,126	181,219
RSUs	63,484	100,353	53,832
Performance RSUs	24,449	40,692	51
Performance Stock	20,294	—	—
Potential dilutive common shares	54,395,145	57,476,006	58,966,625

For the years ended December 31, 2016, 2015, and 2014, weighted average shares related to certain stock options of 1,079,474; 1,005,328; and 3,240,594,  respectively, were excluded from the calculation of diluted earnings per share because the stock options were anti-dilutive. Anti-dilutive Restricted Stock, RSUs, and Performance RSUs, and Performance Stock of 109,293; 20,600; 886; and 5,572, respectively, were also excluded from the calculation for the year ended December 31, 2016. Anti-dilutive Restricted Stock, RSUs, and Performance RSUs of 56,542; 33,512; and 24,486; respectively, were also excluded from the calculation for the year ended December 31, 2015. Anti-dilutive restricted stock, RSUs, and Performance RSUs of 147,292; 50,833; and 33,333, respectively, were excluded from the calculation for the year ended December 31, 2014.

12. Significant Customers

In 2016, 2015, and 2014, no single customer accounted for 10% or more of our revenues.

13. Commitments and Contingencies

Leases

We lease office facilities under non-cancelable operating lease agreements. Our operations include rent expense for these operating leases of $1.4 million in each of 2016, 2015 and 2014. The lease of our headquarters facility in Dallas expires in 2024.

A summary of our fixed contractual obligations and commitments at December 31, 2016, is as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$1,448	$1,234	$1,153	$1,035	$1,060	$3,066	$8,996

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

14. Income Taxes

Components of the income taxes are as follows:

(In thousands)	2016	2015	2014
Current:
U.S.	$100	$58	$67
State	329	196	240
Foreign	75	146	125
Deferred
Federal	3,185	2,744	2,396
Foreign	3	—	2
Income tax expense	$3,692	$3,144	$2,830

A reconciliation of the expected U.S. tax expense (benefit) to income taxes is as follows:

(In thousands)	2016	2015	2014
Expected tax (benefit) expense at U.S. statutory rate	$3,250	$2,775	$2,357
Nondeductible expense and nontaxable income	114	133	127
State income taxes	217	129	224
Foreign income taxes	78	146	127
Other	33	(39)	(5)
Income tax expense (benefit)	$3,692	$3,144	$2,830

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our U.S. deferred income taxes as of December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Deferred tax assets:
Reserves- Other	$157	$156
U.S. net operating loss carryforwards	81,791	84,591
State net operating loss carryforwards	268	281
Tax credit carryforwards	6,029	6,030
Stock-based compensation	1,536	1,767
Intangible assets	180	98
Depreciable assets	1,422	1,518
Other assets	1,065	1,272
Total deferred tax assets	92,448	95,713
Deferred tax liabilities:
Prepaid expenses	(696)	(671)
Total deferred tax assets	91,752	95,042
Less valuation allowance	(46,028)	(46,134)
Net deferred tax assets	$45,724	$48,908

The Company has partially reserved its U.S. net deferred tax assets in 2016 and 2015 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of approximately $241 million which begin to expire in 2020. The Company has state credits that net of federal tax expense total $1.7 million which can be utilized through 2027 and state net operating losses that have various expiration dates. The Company also has tax credit carryforwards of approximately $4.3 million consisting of business tax credits which begin to expire in 2017 and alternative minimum tax credits which do not expire.

We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the company's ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

The Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2016, or during the prior three years. We have determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

15. Employee Benefit Plan

401(k) Plan — We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of our U.S. employees. Under the plan, contributions are voluntarily made by employees, and we may provide contributions based on the employees’ contributions. Our operating income includes $448 thousand, $389 thousand, and $354 thousand, in 2016, 2015, and 2014, respectively, for net contributions from operations to this plan.

16. Zix Repurchase Program

During the year ended December 31, 2016, the Company repurchased 3,830,352 shares at an aggregate cost of $15.0 million. This completed the $15 million share repurchase authorized by our board of directors in January 2016.

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

During the year ended December 31, 2014, we repurchased a total of 4,070,195 shares at an aggregate cost of $16.2 million, as authorized by our board of directors under a $15 million share repurchase program announced November 2013, and a $10 million repurchase program announced July 2014. The 2014 repurchase activity completed both programs.

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015:

	Quarter Ended
(In thousands except per share data)	March 31	June 30	September 30	December 31
2016
Revenues	$14,328	$14,930	$15,308	$15,578
Gross margin	11,791	12,295	12,656	12,869
Net income	1,570	559	1,769	1,939
Basic net income per common share*	0.03	0.01	0.03	0.04
Diluted net income per common share*	0.03	0.01	0.03	0.04
2015
Revenues	$13,073	$13,302	$14,011	$14,327
Gross margin	10,860	10,873	11,582	11,805
Net income	1,176	1,115	1,927	798
Basic net income per common share*	0.02	0.02	0.03	0.01
Diluted net income per common share*	0.02	0.02	0.03	0.01

*

Net income per share is calculated independently for each quarter. The sum of Net income per share for each quarter may not equal the total Net income per share for the year due to rounding differences.