Form 10-Q
period 2017-03-31
ZIX CORP
filed 2017-05-08
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2017
Common Stock, par value $0.01 per share	54,827,732

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,432	$26,457
Receivables, net	1,010	1,209
Prepaid and other current assets	2,592	2,829
Total current assets	27,034	30,495
Property and equipment, net	3,870	3,976
Goodwill	10,742	2,161
Deferred tax assets	44,919	45,726
Total assets	$86,565	$82,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$420	$355
Accrued expenses	5,143	4,365
Deferred revenue	26,793	25,773
Total current liabilities	32,356	30,493
Long-term liabilities:
Deferred revenue	1,619	1,448
Deferred rent	1,308	1,347
Total long-term liabilities	2,927	2,795
Total liabilities	35,283	33,288
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 79,757,175 issued and 54,398,490 outstanding in 2017 and 78,913,266 issued and 53,643,139 outstanding in 2016	769	769
Additional paid-in capital	375,276	374,386
Treasury stock, at cost; 25,358,685 common shares in 2017 and 25,270,127 common shares in 2016	(98,223)	(97,770)
Accumulated deficit	(226,540)	(228,315)
Total stockholders’ equity	51,282	49,070
Total liabilities and stockholders’ equity	$86,565	$82,358

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2017	2016
Revenues	$15,893	$14,328
Cost of revenues	2,823	2,537
Gross margin	13,070	11,791
Operating expenses:
Research and development	2,423	2,179
Selling, general and administrative	7,985	7,144
Total operating expenses	10,408	9,323
Operating income	2,662	2,468
Other income, net	79	59
Income before income taxes	2,741	2,527
Income tax expense	(966)	(957)
Net income	$1,775	$1,570
Basic income per common share	$0.03	$0.03
Diluted income per common share	$0.03	$0.03
Basic weighted average common shares outstanding	52,959,185	56,002,447
Diluted weighted average common shares outstanding	53,666,649	56,581,366

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, December 31, 2016	78,913,266	$769	$374,386	$(97,770)	$(228,315)	$49,070
Issuance of common stock upon exercise of stock options	88,508	—	300	—	—	300
Issuance of common stock upon vesting of restricted stock units	83,166	—	—	—	—	—
Issuance of restricted common stock	600,623	—	—	—	—	—
Issuance of restricted performance common stock	71,612	—	—	—	—	—
Employee stock-based compensation costs	—	—	590	(453)	—	137
Net income	—	—	—	—	1,775	1,775
Balances, March 31, 2017	79,757,175	$769	$375,276	$(98,223)	$(226,540)	$51,282

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Operating activities:
Net income	$1,775	$1,570
Non-cash items in net income:
Depreciation and amortization	575	534
Employee stock-based compensation costs	590	362
Changes in deferred taxes	807	819
Changes in operating assets and liabilities:
Receivables	443	(642)
Prepaid and other current assets	244	394
Accounts payable	12	74
Deferred revenue	654	1,510
Accrued and other liabilities	(959)	(580)
Net cash provided by operating activities	4,141	4,041
Investing activities:
Purchases of property and equipment	(463)	(183)
Acquisition of business, net of cash acquired	(6,550)	—
Net cash used in investing activities	(7,013)	(183)
Financing activities:
Proceeds from exercise of stock options	300	50
Purchase of treasury shares	(453)	(5,483)
Net cash used in financing activities	(153)	(5,433)
Increase (decrease) in cash and cash equivalents	(3,025)	(1,575)
Cash and cash equivalents, beginning of period	26,457	28,664
Cash and cash equivalents, end of period	$23,432	$27,089

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“Zix” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2017, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

The standard became effective for us beginning 2017. We completed an evaluation of the impact of this new guidance in the first quarter 2017, which has resulted in $414 thousand in previously unrecognized excess tax benefits being recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. The balance was fully reserved, resulting in a net zero impact to our retained earnings.

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of March 31, 2017, the Company had 1,902,521 stock options outstanding, 1,140,125 non-vested Restricted Stock awards; 193,110 non-vested Performance Stock awards; 129,420 non-vested RSUs; 60,663 non-vested Performance RSUs and 1,589,653 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2016	1,960,279	$3.78
Granted at market price	30,750	$4.96
Cancelled or expired	—	$—
Exercised	(88,508)	$3.40
Outstanding at March 31, 2017	1,902,521	$3.82	3.73
Options exercisable at March 31, 2017	1,634,271	$3.81	2.84

At March 31, 2017, we had 1,103,459 stock options outstanding and 865,959 stock options exercisable with an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options were each $1.9 million and $1.7 million, respectively. The Company had no excess tax benefit in the three month period ended March 31, 2017, related to the exercise of the 88,508 stock options. The Company recorded a $2 thousand excess tax benefit in the three month period ended March 31, 2016, related to the exercise of 19,812 stock options.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended March 31, 2017:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2016	689,242	$3.94
Granted at market price	600,623	4.97
Vested	(149,740)	3.72
Cancelled	—	—
Non-vested restricted stock at March 31, 2017	1,140,125	$4.52

The Company recorded a $71 thousand excess tax benefit in the three month period ended March 31, 2017, related to the 149,740 Restricted Stock awards that vested. The Company recorded a $32 thousand excess tax benefit in the three month period ended March 31, 2016, related to 168,750 Restricted Stock awards that vested.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended March 31, 2017:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at December 31, 2016	158,086	$3.92
Granted at market price	54,500	4.96
Vested	(83,166)	3.86
Cancelled	—	—
Non-vested restricted stock units at March 31, 2017	129,420	$4.39

The Company recorded a $9 thousand excess tax benefit in the three month period ended March 31, 2017, related to the 83,166 RSUs that vested. The Company recorded a $5 thousand excess tax benefit in the three month period ended March 31, 2016, related to 133,664 RSUs that vested.

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended March 31, 2017:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at December 31, 2016	90,831	$3.81
Granted at market price	11,500	4.96
Vested	—	—
Forfeited	(41,668)	3.83
Non-vested performance RSUs at March 31, 2017	60,663	$4.02

The Company had no excess tax benefit in the three month period ended March 31, 2017. The Company recorded a $12 thousand excess tax benefit in the three month period ended March 31, 2016, related to 77,428 Performance RSUs that vested.

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended March 31, 2017:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at December 31, 2016	121,500	$3.61
Granted at market price	112,112	4.96
Vested	—	—
Forfeited	(40,502)	3.61
Non-vested performance stock at March 31, 2017	193,110	$4.39

The Company had no excess tax benefit in each of the three month periods ended March 31, 2017, and 2016.

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended March 31, 2017, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended March 31, 2017
Cost of revenues	$71
Research and development	80
Selling, general and administrative	439
Stock-based compensation expense	$590

A deferred tax asset totaling $172 thousand and $90 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the three month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $6.6 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.80 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash income tax payments	$40	$128

5. Receivables, net

(In thousands)	March 31, 2017	December 31, 2016
Gross accounts receivables	$7,158	$8,417
Allowance for returns and doubtful accounts	(231)	(91)
Unpaid portion of deferred revenue	(5,917)	(7,117)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$1,010	$1,209

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2017.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the applicable period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three months ended March 31, 2017 and 2016, are as follows:

	Three Months ended March 31,
	2017	2016
Basic weighted average shares	52,959,185	56,002,447
Effect of dilutive securities:
Employee and director stock options	379,225	335,699
Restricted stock	227,562	123,311
RSUs	60,026	80,251
Performance RSUs	15,284	33,623
Performance Stock	25,367	6,035
Potential dilutive common shares	53,666,649	56,581,366

During the three months ended March 31, 2017, weighted average shares related to 241,058 stock options, 255,712 shares of Restricted Stock, 18,974 RSUs, 6,006 Performance RSU’s, and 58,547 shares of Performance Stock were excluded from the calculation of diluted earnings per share because these awards were anti-dilutive. During the three months ended March 31, 2016, weighted average shares related to 1,015,793 stock options, 130,000 shares of Restricted Stock, 29,149 RSUs, 3,544 Performance

RSUs, and 22,289 shares of Performance Stock were excluded from the calculation of diluted earnings per share because these awards were similarly anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at March 31, 2017, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$9,212	$1,535	$2,720	$2,162	$2,795

We have not entered into any material, non-cancelable purchase commitments at March 31, 2017.

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

9. Common Stock Repurchase Program

No shares were repurchased during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company repurchased 1,303,484 shares of our common stock at an aggregate cost of $5.2 million under a $15.0 million share repurchase program authorized by our board of directors in January 2016.

10. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $47.0 million reserve. Any reduction to this $47.0 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2017 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2016, will remain unchanged at December 31, 2017. For this reason, the Company has recognized its first quarter 2017 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

11. Acquisitions

On March 15, 2017, the Company acquired all of the outstanding capital stock of Greenview Data, Inc. (“Greenview”), a provider of antivirus, anti-spam, and archiving products for a total purchase price of $8.3 million, including cash consideration of $6.6 million, subject to a customary post-closing adjustment for working capital. Our acquisition of Greenview addresses increasing buyer demand for email security bundles by adding these capabilities to our existing portfolio of encryption services. Of the cash consideration paid, $650 thousand was deposited into an escrow account for the satisfaction of certain indemnification claims of the Company, if any, during the two year period following the closing of the closing of the acquisition, after which the balance, if any, will be distributed to the selling shareholders. The Company may additionally be required to pay earnout consideration in cash of up to $1.6 million based on achievement of certain sales milestones of Greenview products by December 31, 2018. Contingent consideration is considered a Level 3 fair value measurement. The Company is in the process of assessing the fair value for this contingent consideration, which was not complete as of March 31, 2017.

We accounted for the acquisition as the purchase of a business and have initially recorded the excess purchase price as goodwill. The goodwill from this transaction is not deductible for tax purposes. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since our March 15, 2017, acquisition date. Revenue from Greenview was not material for the three month period ending March 31, 2017, and due to the continued integration of the combined businesses, it was impractical to determine earnings or to calculate pro forma consolidated results of operations for the three month periods ending March 31, 2017 and 2016.

The following table summarizes the provisional fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Current assets	$333
Property, and equipment, net	6
Goodwill	8,581
Total assets	8,920

Liabilities:
Deferred revenue	$537
Other current liabilities	114
Total current liabilities	651

Net assets recorded	$8,269

The Company is in the process of determining the valuation of certain intangible assets and liabilities, which may result in further refinement of the allocation of the purchase price for Greenview.

12. Subsequent Events

On April 24, 2017, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $10 million of its shares of common stock. The amount and timing of specific repurchases are subject to market conditions, applicable to legal requirements and other factors. Any share purchase would be funded from existing cash resources and may be suspended or discontinued at any time. The share repurchase program will expire May 31, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Zix® is a leader in email security. Trusted by the nation’s most influential institutions in healthcare, finance and government, Zix delivers a superior experience and easy-to-use solutions for email encryption and data loss prevention (“DLP”), advanced threat protection, archiving, and bring your own device (“BYOD”) mobile security. Focusing on the protection of business communication, Zix enables its customers to better secure data and meet compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including U.S. federal financial regulators— such as members of the Federal Financial Institutions Examination Council (FFIEC), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), 30 percent U.S. banks, more than 30 percent of Blue Cross Blue Shield plans and more than 1,200 U.S. hospitals.

ZixEncryptSM (formerly ZixGateway® and ZixQuarantine®) bundles email encryption and DLP capabilities to enable the secure exchange of email that includes sensitive information. Through a comprehensive secure messaging service, ZixEncrypt allows an enterprise to use policy-driven rules to determine which email messages should be sent securely or quarantined for review to comply with regulations or company-defined policies.

The main differentiation for ZixEncrypt in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on recipients, often requiring additional user authentication with creation of a new user identity and password. We designed our solution to alleviate the recipient’s burden by enabling the delivery of encrypted email automatically and transparently. Zix enables transparent delivery by (1) ZixDirectory®, the world’s largest email encryption community which is designed to share identities of our tens of millions of members (growing by approximately 170,000 members per week), (2) Zix’s patented Best Method of Delivery®, which is designed to deliver email in the most secure, most convenient method possible for the recipient, and (3) ZixEncrypt, which automatically encrypts and decrypts messages with sensitive content. The result is secure, transparent encrypted email, such that secure email can be exchanged without any impact to administrators or extra steps for both senders and recipients. Zix delivers more than 1,400,000 encrypted messages on a typical business day. Of those messages, approximately 70% are exchanged transparently between senders and recipients.

ZixEncrypt also addresses business’s greatest source of data loss – corporate email– with an easy, straightforward DLP approach. By focusing strictly on the risks of email, ZixEncrypt simplifies DLP in comparison to other DLP solutions by decreasing complexity and cost, reducing deployment time from months to hours and minimizing impact on customer resources and workflow. In addition, Zix offers a convenient experience for both employees interacting with our solution and administrators managing the system.

ZixEcrypt enables DLP capabilities for email by combining proven policy and content scanning capabilities with quarantine functionality. The quarantine system and its intuitive interface allow administrators to (1) easily define policies and create custom lexicons for quarantining email messages, (2) conveniently manage quarantined messages using flexible searching and filtering options, (3) release or delete individual or multiple quarantined messages with one click, (4) review reports that monitor quarantine activities and trends and (5) automate custom notifications informing employees of quarantined messages.

ZixEncrypt also provides greater visibility into an organization’s data risks in email by capturing data in outbound emails and highlighting violations that trigger policy filters to encrypt or quarantine. Through our interactive, real-time interface, companies can monitor their greatest vulnerabilities, generate reports for business executives and train employees about the sensitivity of their company’s data.

ZixEncrypt is available as a physical or virtual on-premises appliance or as a hosted solution.

ZixOne® is a unique mobile email app that solves the key IT challenge created by the BYOD trend in the workplace. BYOD describes employee’s use of personal devices to conduct work. ZixOne provides mobile access to corporate email while never allowing that data to be persistently stored on an employee’s device where it is vulnerable to loss or theft. If the device is lost or stolen, an administrator can simply disable access to corporate email from that device through ZixOne.

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

ZixOne is available as a standalone solution and easily integrates with ZixEncrypt as an add-on solution. A feature in ZixOne is the ability to encrypt an email from your mobile device with the simple slide of an “Encrypt” button, ensuring that sensitive information is secured either by the user or through automatic policies of ZixEncrypt.

In March 2017, Zix acquired Greenview Data Inc. (“Greenview”), an email security company, for approximately $6.6 million in cash, subject to a customary post-closing adjustment for working capital. Zix’s acquisition of Greenview addresses increasing buyer demand for email security bundles by adding advanced threat protection, antivirus, anti-spam and archiving capabilities to its industry-leading email encryption. Greenview is a good fit for Zix’s business based on its employees’ expertise in email security and its emphasis on customer success, which align with Zix’s reputation for delivering industry-leading solutions and a superior experience.

Through the acquisition of Greenview, Zix launched two new solutions in April 2017 – ZixProtect and ZixArchive.  ZixProtect defends organizations from zero-day malware, ransomware, phishing, CEO fraud, W-2 phishing attacks, spam and viruses in email with multi-layer filtering techniques. Accuracy in protecting organizations from email threats is increased further with automated traffic analysis, machine learning and real-time threat analysts.

ZixProtect is available as a cloud-based service in three bundles. ZixProtect Essentials includes email threat protection and business email continuity to enable access to emails during service disruption. ZixProtect Plus combines email threat protection and business email continuity with automatic email encryption, and ZixProtect Premium delivers a comprehensive email security solution with email threat protection, business email continuity, email encryption and data loss prevention.

ZixArchive is a low-cost, cloud-based email retention solution that easily enables user retrieval, compliance and eDiscovery. Available as a standalone or add-on solution for ZixEncrypt or ZixProtect bundles, ZixArchive includes policy-based retention, automatic indexing and flexible search capabilities for audit and legal requirements. With on-demand access through the cloud, organizations can conveniently share messages with employees, auditors and outside consultants or legal counsel, as well as revoke access when needed.

Our business operations and service offerings are supported by the ZixData Center™, a PCI DSS 3.2 certified, SOC2 accredited and SOC 3 certified facility. The operations of the ZixData Center are independently audited annually to maintain SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day and has a track record that exceeds 99.99% availability.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

First Quarter 2017 Summary of Operations

Financial

•	Revenue for the quarter ended March 31, 2017, was $15.9 million compared with $14.3 million for the same period in 2016, representing an 11% increase.
•	Gross margin for the quarter ended March 31, 2017, was $13.1 million or 82% of revenues compared with $11.8 million or 82% of revenues for the comparable period in 2016.
•	Net income for the quarter ended March 31, 2017, was $1.8 million compared with net income of $1.6 million in the comparable period in 2016, representing a 13% increase.

•	Net income per diluted share was $0.03 for the quarter ended March 31, 2017, flat compared with net income per diluted share of $0.03 in the comparable period in 2016.
•	Ending cash and cash equivalents were $23.4 million on March 31, 2017, compared with $27.1 million on March 31, 2016, and $26.5 million on December 31, 2016.

Operations

•	New first year orders (“NFYOs”) for the quarter ended March 31, 2017, were $2.1 million, compared with $1.9 million for the same period in 2016, representing a 9% increase.
•	Total orders for the quarter ended March 31, 2017, were $14.3 million, compared with $15.7 million for the same period in 2016, representing a 9% decrease.
•	The annual contract value of our customer subscriptions as of March 31, 2017, was $64.1 million, compared to $58.2 million for the same period in 2016, representing a 10% increase.
•	Net cash provided by operations in the three months ended March 31, 2017, was $4.1 million, compared to $4.0 million for the same period in 2016, representing a 2% increase.
•	As of March 31, 2017, backlog was $78.9 million, compared with $75.5 million as of March 31, 2016, representing a 5% increase.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,		3-month Variance 2017 vs. 2016
(in thousands)	2017	2016	$	%
Revenues	$15,893	$14,328	$1,565	11%

The increase in revenue was due to the growth inherent in a successful subscription-based business model with steady additions to the subscriber base coupled with a high rate of existing customer renewals and contracted revenue in our backlog. In the first three months of 2017, we categorized our revenue in the following core verticals: 51% healthcare, 27% financial services, 7% government sector, and 15% as other.  In the first three months of 2016, we categorized our revenue in the following core verticals: 51% healthcare, 29% financial services, 6% government sector, and 14% as other.

Revenue Indicators — Backlog and Orders

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of March 31, 2017, total backlog was $78.9 million and we expect approximately 57% of the total backlog, or approximately $45.2 million, to be recognized as revenue during the next twelve months. As of March 31, 2017, the backlog was comprised of the following elements: $28.4 million of deferred revenue that has been billed and paid, $5.9 million billed but unpaid, and approximately $44.6 million of unbilled contracts. The backlog at March 31, 2017, was 5% higher than the $75.5 million backlog at the end of the first quarter 2016 and 3% lower than the ending backlog of $81.7 million at December 31, 2016.

Orders — Total orders were $14.3 million and $15.7 million for the three-month periods ended March 31, 2017 and 2016, respectively, representing a 9% decrease year-over-year. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service. NFYOs were $2.1 million and $1.9 million for the three-month periods ended March 31, 2017 and 2016, respectively, representing a 9% increase year-over-year.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended March 31,		3-month Variance 2017 vs. 2016
(in thousands)	2017	2016	$	%
Cost of revenues	$2,823	$2,537	$286	11%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The increases in 2017 compared to 2016 reflected in the table above resulted primarily from increases in average headcount expense, which now include our ZixProtect support team gained in the Greenview acquisition in March 2017.  Additional increases relate to software maintenance and license support, and depreciation and other expense relating to investments in networking equipment.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended March 31,		3-month Variance 2017 vs. 2016
(in thousands)	2017	2016	$	%
Research and development expenses	$2,423	$2,179	$244	11%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increase in 2017 compared to 2016 reflected in the table above resulted primarily from an increase in average headcount, which now includes ZixProtect R&D employees gained in the Greenview acquisition in March 2017.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended March 31,		3-month Variance 2017 vs. 2016
(in thousands)	2017	2016	$	%
Selling and marketing expenses	$5,173	$4,409	$764	17%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended March 31, 2017, compared to the same period in 2016, resulted primarily from higher payroll costs, including expense associated with enhancing our product management and customer success teams, and an increase in expense due to the timing of deferred commission costs associated with fourth quarter 2016 orders. Increases in advertising and promotional spending consisted of our rebranding initiative and website development. We additionally incurred a higher bad debt expense year over year.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended March 31,		3-month Variance 2017 vs. 2016
(in thousands)	2017	2016	$	%
General and administrative expenses	$2,812	$2,735	$77	3%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three months ended March 31, 2017, compared to the same period in 2016 resulted primarily from costs associated with our acquisition of Greenview, as well as increase in headcount expenses and stock-based compensation. These items were offset in part by a reduction in legal fees specific to intellectual property litigation, as well as broker and other professional fees.

Provision for Income Taxes

The provision for income taxes was $966 thousand and $957 thousand for the three-month periods ended March 31, 2017 and 2016, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $47.0 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our March 31, 2017, provision of $966 thousand includes $807 thousand in deferred taxes, $70 thousand in state taxes currently payable based on gross revenues, $53 thousand related to the federal Alternative Minimum Tax, and $36 thousand in taxes related to our Canadian operations. Our March 31, 2016, provision of $957 thousand included $820 thousand in deferred taxes, $61 thousand in state taxes then payable based on gross revenues, $31 thousand related to the federal Alternative Minimum Tax, and $45 thousand in taxes related to our Canadian operations.

No tax penalty-related charges were accrued or recognized for the three month periods ended March 31, 2017 and 2016. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended March 31, 2017. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At March 31, 2017, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $44.9 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $38.1 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $3.7 million relating to temporary differences between GAAP and tax-related expense, $1.8 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.3 million related to Alternative Minimum Tax credits.

Any reduction to the $47.0 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2017 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2016, will remain unchanged at December 31, 2017. For this reason, the Company has recognized its first quarter 2017 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income

Our net income for the three months ended March 31, 2017, of $1.8 million was an increase of $0.2 million compared to our net income of $1.6 million for the same period last year. The increase in our net income was due to our increase in revenue, offset by our higher operating expenses, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first three months of 2017, net cash provided by operations was $4.1 million, up 2% compared to the $4.0 million of net cash provided by operations in the first three months of 2016. At March 31, 2017, our cash and cash equivalents totaled $23.4 million, a decrease of $3.0 million from the December 31, 2016 balance, and we had no debt. This $3.0 million decrease in our cash position included our expenditure of $6.6 million in the first three months of 2017 related to our Greenview acquisition, as discussed elsewhere herein.

Sources and Uses of Cash Summary

	Three Months Ended March 31,
(In thousands)	2017	2016
Net cash provided by operations	$4,141	$4,041
Net cash used in investing activities	$(7,013)	$(183)
Net cash used in by financing activities	$(153)	$(5,433)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first three months of 2017 consisted of $6.6 million used in the acquisition of Greenview. We additionally purchased $463K of computer and networking equipment. In the first three months of 2016, our spending was primarily computer and networking equipment purchases.

Financing activities in the first three months of 2017 include the receipt of $300 thousand from the exercise of stock options offset by $453 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. Cash received from financing activities in the first three months of 2016 included the receipt of $50 thousand from the exercise of stock options offset by $5.2 million used in a $15.0 million share repurchase program authorized by our board of directors in January 2016 and $262 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of March 31, 2017. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	102,834	$147	102,834	$147
$2.00 - $3.49	474,438	1,218	474,438	1,218
$3.50 - $4.99	1,325,249	5,894	1,056,999	4,855
Total	1,902,521	$7,260	1,634,271	$6,221

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at March 31, 2017, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$9,212	$1,535	$2,720	$4,957

We have not entered into any material, non-cancelable purchase commitments at March 31, 2017.

We have severance agreements with certain employees which would require the Company to pay approximately $6.1 million if all such employees were separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	$—
February 1, 2017 to February 28, 2017	87,567	$5.12	—	$—
March 1, 2017 to March 31, 2017	991	$5.11	—	$—
Total	88,558	$5.12	—	$—

1

Of the total number of shares purchased for the one month period ended January 31, 2017; February 28, 2017; and March 31, 2017; 49,827 shares of Restricted Stock and 38,731 RSUs represent shares of Restricted Stock and RSUs withheld by us upon the vesting of outstanding Restricted Stock or RSUs. These shares and RSUs were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock and RSUs vested during the period, which is required once the Restricted Stock or RSUs are vested.

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

3.2

Second Amended and Restated Bylaws of Zix Corporation, dated November 1, 2016 (incorporated herein by reference to Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Securities and Exchange Commission on November 3, 2016, and incorporated herein for reference.

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

ZIX CORPORATION

Date: May 8, 2017	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)