Form 10-Q
period 2017-06-30
ZIX CORP
filed 2017-08-07
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2017
Common Stock, par value $0.01 per share	55,222,192

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,508	$26,457
Receivables, net	993	1,209
Prepaid and other current assets	2,845	2,829
Total current assets	33,346	30,495
Property and equipment, net	4,308	3,976
Intangible assets, net	4,934	—
Goodwill	6,488	2,161
Deferred tax assets	41,886	45,726
Total assets	$90,962	$82,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$730	$355
Accrued expenses	4,726	4,365
Deferred revenue	25,738	25,773
Total current liabilities	31,194	30,493
Long-term liabilities:
Deferred revenue	1,606	1,448
Deferred rent	1,270	1,347
Total long-term liabilities	2,876	2,795
Total liabilities	34,070	33,288
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 80,634,210 issued and 55,267,157 outstanding in 2017 and 78,913,266 issued and 53,643,139 outstanding in 2016	778	769
Additional paid-in capital	379,784	374,386
Treasury stock, at cost; 25,367,053 common shares in 2017 and 25,270,127 common shares in 2016	(98,269)	(97,770)
Accumulated deficit	(225,401)	(228,315)
Total stockholders’ equity	56,892	49,070
Total liabilities and stockholders’ equity	$90,962	$82,358

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Revenues	$16,378	$14,930	$32,271	$29,258
Cost of revenues	3,247	2,635	6,070	5,172
Gross margin	13,131	12,295	26,201	24,086
Operating expenses:
Research and development	2,708	2,321	5,131	4,500
Selling, general and administrative	7,783	9,028	15,768	16,172
Total operating expenses	10,491	11,349	20,899	20,672
Operating income	2,640	946	5,302	3,414
Other income, net	66	50	145	109
Income before income taxes	2,706	996	5,447	3,523
Income tax expense	(1,567)	(437)	(2,533)	(1,394)
Net income	$1,139	$559	$2,914	$2,129
Basic income per common share	$0.02	$0.01	$0.05	$0.04
Diluted income per common share	$0.02	$0.01	$0.05	$0.04
Basic weighted average common shares outstanding	53,573,431	53,766,979	53,268,005	54,884,713
Diluted weighted average common shares outstanding	54,479,963	54,270,000	54,075,003	55,425,683

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, December 31, 2016	78,913,266	$769	$374,386	$(97,770)	$(228,315)	$49,070
Issuance of common stock upon exercise of stock options	915,543	9	4,119	—	—	4,128
Issuance of common stock upon vesting of restricted stock units	83,166	—	—	—	—	—
Issuance of restricted common stock	650,623	—	—	—	—	—
Issuance of restricted performance common stock	71,612	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,279	(499)	—	780
Net income	—	—	—	—	2,914	2,914
Balances, June 30, 2017	80,634,210	$778	$379,784	$(98,269)	$(225,401)	$56,892

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Operating activities:
Net income	$2,914	$2,129
Non-cash items in net income:
Depreciation and amortization	1,296	1,098
Employee stock-based compensation costs	1,279	1,083
Changes in deferred taxes	2,231	1,145
Changes in operating assets and liabilities:
Receivables	460	(287)
Prepaid and other current assets	(9)	33
Accounts payable	322	336
Deferred revenue	(414)	2,031
Accrued and other liabilities	(797)	(26)
Net cash provided by operating activities	7,282	7,542
Investing activities:
Purchases of property and equipment	(1,266)	(1,238)
Acquisition of business, net of cash acquired	(6,594)	—
Net cash used in investing activities	(7,860)	(1,238)
Net cash provided by (used in) financing activities:
Proceeds from exercise of stock options	4,128	50
Purchase of treasury shares	(499)	(14,290)
Net cash provided by (used in) financing activities	3,629	(14,240)
Increase (decrease) in cash and cash equivalents	3,051	(7,936)
Cash and cash equivalents, beginning of period	26,457	28,664
Cash and cash equivalents, end of period	$29,508	$20,728

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“Zix” the “Company,” “we,” “our,” “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2016 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods. Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2017, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

The standard became effective for us beginning 2017. We completed an evaluation of the impact of this new guidance in the first quarter 2017, which resulted in $414 thousand in previously unrecognized excess tax benefits being recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. The balance was fully reserved, resulting in a net zero impact to our retained earnings.

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of June 30, 2017, the Company had 1,075,486 stock options outstanding, 1,157,303 non-vested Restricted Stock awards; 193,110 non-vested Performance Stock awards; 129,420 non-vested RSUs; 60,663 non-vested Performance RSUs and 1,174,894 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended June 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at March 31, 2017	1,902,521	$3.82
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	(827,035)	4.63
Outstanding at June 30, 2017	1,075,486	$3.19	5.63
Options exercisable at June 30, 2017	833,672	$3.00	4.69

At June 30, 2017, all 1,075,486 stock options outstanding and all 833,672 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options were $2.7 million and $2.2 million, respectively. The Company did not record an excess tax benefit for the three and six month periods ended June 30, 2017, related to the exercise of stock options.  The Company did not record an excess tax benefit in the three month period ended June 30, 2016, but did record a $2 thousand excess tax benefit for the six month period ended June 30, 2016, related to the exercise of 19,812 stock options.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended June 30, 2017:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at March 31, 2017	1,140,125	$4.52
Granted at market price	50,000	5.46
Vested	(32,822)	3.87
Cancelled	—	—
Non-vested restricted stock at June 30, 2017	1,157,303	$4.57

The Company did not record an excess tax benefit for the three and six month periods ended June 30, 2017, related to Restricted Stock awards that vested.  The Company did not record an excess tax benefit for the three month period ended June 30, 2016, but did record a $32 thousand excess tax benefit for the six month period ended June 30, 2016, related to 168,750 Restricted Stock awards that vested.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended June 30, 2017:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at March 31, 2017	129,420	$4.39
Granted at market price	—	—
Vested	—	—
Cancelled	—	—
Non-vested restricted stock units at June 30, 2017	129,420	$4.39

The Company did not record an excess tax benefit for the three and six month periods ended June 30, 2017, related to RSUs that vested.  The Company did not record an excess tax benefit for the three month period ended June 30, 2016, but did record a $5 thousand excess tax benefit for the six month period ended June 30, 2016, related to 133,664 RSUs that vested.

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended June 30, 2017:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at March 31, 2017	60,663	$4.02
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance RSUs at June 30, 2017	60,663	$4.02

The Company did not record an excess tax benefit for the three and six month periods ended June 30, 2017. The Company did not record an excess tax benefit for the three month period ended June 30, 2016, but did record a $12 thousand excess tax benefit for the six month period ended June 30, 2016, related to 77,428 Performance RSUs that vested.

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended June 30, 2017:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at March 31, 2017	193,110	$4.39
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance stock at June 30, 2017	193,110	$4.39

The Company did not record an excess tax benefit for each of the three and six month periods ended June 30, 2017, and 2016.

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and six month periods ended June 30, 2017, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Cost of revenues	$77	$148
Research and development	97	177
Selling, general and administrative	515	954
Stock-based compensation expense	$689	$1,279

A deferred tax asset totaling $374 thousand and $303 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the six month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $6.1 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.70 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash income tax payments	$349	$354

5. Receivables, net

(In thousands)	June 30, 2017	December 31, 2016
Gross accounts receivables	$10,153	$8,417
Allowance for returns and doubtful accounts	(243)	(91)
Unpaid portion of deferred revenue	(8,917)	(7,117)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$993	$1,209

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at June 30, 2017.

6. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the applicable period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016, are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Basic weighted average shares	53,573,431	53,766,979	53,268,005	54,884,713
Effect of dilutive securities:
Employee and director stock options	457,714	304,993	418,470	320,346
Restricted stock	313,577	119,264	270,569	121,287
RSUs	42,283	49,076	51,154	64,664
Performance RSUs	29,054	12,786	22,169	23,204
Performance Stock	63,904	16,902	44,636	11,469
Potential dilutive common shares	54,479,963	54,270,000	54,075,003	55,425,683

During the three months ended June 30, 2017, no weighted average shares     were excluded from the calculation of diluted earnings per share as anti-dilutive. During the six months ended June 30, 2017, weighted average shares related to 120,529 stock options, 127,856 shares of Restricted Stock, 9,487 RSUs, 3,003 Performance RSUs, and 29,274 shares of Performance Stock were excluded from the calculation of diluted earnings per share because these awards were anti-dilutive.

7. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at June 30, 2017, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$8,825	$1,496	$2,661	$2,144	$2,524

We have not entered into any material, non-cancelable purchase commitments at June 30, 2017.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables, and accounts payable, the fair values approximate the carrying values due to the short-term maturities of these instruments. The carrying values of other current assets and accrued expenses are also not recorded at fair value, but approximate fair values primarily due to their short-term nature.

9. Common Stock Repurchase Program

On April 24, 2017, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $10 million of its shares of common stock. The share repurchase program will expire May 31, 2018. No shares have been repurchased under this program or during the three and six month periods ended June 30, 2017.

 During the three months ended June 30, 2016, the Company repurchased 2,269,588 shares of our common stock at an aggregate cost of $8.8 million under a $15.0 million share repurchase program authorized by our board of directors in January 2016. During the three months ended March 31, 2016, the Company repurchased 1,303,484 shares at an aggregate cost of $5.2 million under the same program.

10. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $46.4 million reserve. Any reduction to this $46.4 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2017 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2016, will remain unchanged at December 31, 2017. For this reason, the Company has recognized its first and second quarter 2017 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

Our deferred taxes at June 30, 2017, include the recognition of a $494 thousand excess tax deficiency related to stock options exercised during this period. As required by our 2017 implementation of ASU 2016-09, all excess tax benefits and deficiencies are recognized in the period they become deductible on our income tax return. They are not anticipated when determining our annual estimated effective tax rate, but are instead discrete items in the reporting period in which they occur.

11. Acquisitions

On March 15, 2017, the Company acquired all of the outstanding capital stock of Greenview Data, Inc. (“Greenview”), a provider of antivirus, anti-spam, and archiving products for a total purchase price of $7.7 million, including cash consideration of $6.7 million, subject to a customary post-closing adjustment for working capital. Our acquisition of Greenview addresses increasing buyer demand for email security bundles by adding these capabilities to our existing portfolio of encryption services. Of the cash consideration paid, $650 thousand was deposited into an escrow account for the satisfaction of certain indemnification claims of the Company, if any, during the two year period following the closing of the acquisition, after which the balance, if any, will be distributed to the selling shareholders. The Company may additionally be required to pay earnout consideration in cash of up to $1.6 million based on achievement of certain sales milestones of Greenview products by December 31, 2018. Contingent consideration is considered a Level 3 fair value measurement. The Company is in the process of assessing the fair value for this contingent consideration, which was not complete as of June 30, 2017.

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

The following table summarizes the provisional fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Current assets	$334
Property and equipment	255
Intangible assets	5,040
Goodwill	4,327
Total assets	9,956

Liabilities:
Deferred revenue	$537
Other current liabilities	114
Deferred tax liability	1,609
Total liabilities	2,260

Net assets recorded	$7,696

The following unaudited pro forma financial information presents the combined results of operations for the three and six month periods ending June 30, 2017, and 2016, respectively, as though the Greenview acquisition that occurred during the reporting period had occurred as of the beginning of the comparable prior reporting period, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, such as amortization expense of intangible assets and acquisition-related transaction costs. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues	$16,378	$15,600	$32,818	$30,597
Net income	1,359	417	3,116	1,845
Basic income per common share	$0.03	$0.01	$0.06	$0.03
Diluted income per common share	$0.02	$0.01	$0.06	$0.03

The Company is in the process of determining the valuation of certain property, equipment and intangible assets and liabilities, which may result in further refinement of the allocation of the purchase price for Greenview.

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

Overview

Zix® is a leader in email security. Trusted by the nation’s most influential institutions in healthcare, finance and government, Zix delivers a superior experience and easy-to-use solutions for email encryption and data loss prevention (“DLP”), advanced threat protection, archiving, and bring your own device (“BYOD”) mobile security. Focusing on the protection of business communication, Zix enables its customers to better secure data and meet compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including U.S. federal financial regulators— such as members of the Federal Financial Institutions Examination Council (FFIEC), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), 30% of U.S. banks, more than 30% of Blue Cross Blue Shield plans and more than 1,200 U.S. hospitals.

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

In March 2017, Zix acquired Greenview Data Inc. (“Greenview”), an email security company. Zix’s acquisition of Greenview addresses increasing buyer demand for email security bundles by adding advanced threat protection, antivirus, anti-spam and archiving capabilities to its industry-leading email encryption. Greenview is a good fit for Zix’s business based on its employees’ expertise in email security and its emphasis on customer success, which align with Zix’s reputation for delivering industry-leading solutions and a superior experience.

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

ZixProtect is available as a cloud-based service in three bundles. ZixProtect Essentials includes email threat protection and business email continuity to enable access to emails during service disruption; ZixProtect Plus combines email threat protection and business email continuity with automatic email encryption; and ZixProtect Premium delivers a comprehensive email security solution with email threat protection, business email continuity, email encryption and data loss prevention.

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

Results of Operations

Second Quarter 2017 Summary of Operations

Financial

•	Revenue for the quarter ended June 30, 2017, was $16.4 million compared with $14.9 million for the same period in 2016, representing a 10% increase.
•	Gross margin for the quarter ended June 30, 2017, was $13.1 million or 80% of revenues compared with $12.3 million or 82% of revenues for the comparable period in 2016.
•	Net income for the quarter ended June 30, 2017, was $1.1 million compared with net income of $0.6 million in the comparable period in 2016, representing a 104% increase.
•	Net income per diluted share was $0.02 for the quarter ended June 30, 2017, compared with net income per diluted share of $0.01 in the comparable period in 2016.
•	Ending cash and cash equivalents were $29.5 million on June 30, 2017, compared with $20.7 million on June 30, 2016, and $26.5 million on December 31, 2016.

Operations

•	New first year orders (“NFYOs”) for the quarter ended June 30, 2017, were $2.6 million, compared with $3.0 million for the same period in 2016, representing a 13% decrease.
•	Total orders for the quarter ended June 30, 2017, were $15.7 million, compared with $20.4 million for the same period in 2016, representing a 23% decrease.
•	The annual contract value of our customer subscriptions as of June 30, 2017, was $65.2 million, compared to $59.5 million for the same period in 2016, representing a 10% increase.
•	Net cash provided by operations in the six months ended June 30, 2017, was $7.3 million, compared to $7.5 million for the same period in 2016, representing a 3% decrease.
•	As of June 30, 2017, backlog was $77.8 million, compared with $80.9 million as of June 30, 2016, representing a 4% decrease.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended June 30,		3-month Variance 2017 vs. 2016		Six Months ended June 30,		6-month Variance 2017 vs. 2016
(in thousands)	2017	2016	$	%	2017	2016	$	%
Revenues	$16,378	$14,930	$1,448	10%	$32,271	$29,258	$3,013	10%

The increase in revenue was due to the growth inherent in a successful subscription-based business model with steady additions to the subscriber base coupled with a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the first six months of 2017, excluding our Greenview sales, we categorized our revenue in the following core industry verticals: 51% healthcare, 28% financial services, 7% government sector, and 14% as other.  In the first six months of 2016, we categorized our revenue in the following core industry verticals: 52% healthcare, 28% financial services, 7% government sector, and 13% as other.

Revenue Indicators — Backlog and Orders

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of June 30, 2017, total backlog was $77.8 million and we expect approximately 60% of the total backlog, or approximately $46.4 million, to be recognized as revenue during the next twelve months. As of June 30, 2017, the backlog was comprised of the following elements: $27.3 million of deferred revenue that has been billed and paid, $8.9 million billed but unpaid, and approximately $41.6 million of unbilled contracts. The backlog at June 30, 2017, was 4% lower than the $80.9 million backlog at the end of the second quarter 2016, and 5% lower than the ending backlog of $81.7 million at December 31, 2016. Our decrease in backlog reflects the shorter term contractual commitment generally associated with our new customer pricing as a component of a higher touch strategy, as well as the loss of a large customer in the first quarter 2017.

Orders — Total orders were $15.7 million and $20.4 million for the three-month periods ended June 30, 2017 and 2016, respectively, representing a 23% decrease year-over-year. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, amounts attributable to the years beyond the first year of service. As noted above, our decrease in total orders is reflective of our move away from such multi-year contracts in our selling approach. NFYOs were $2.6 million and $3.0 million for the three-month periods ended June 30, 2017 and 2016, respectively, representing a 13% decrease year-over-year. Our 2017 decrease in NFYOs is the result of a single $640 thousand order secured in April 2016.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended June 30,		3-month Variance 2017 vs. 2016		Six Months ended June 30,		6-month Variance 2017 vs. 2016
(in thousands)	2017	2016	$	%	2017	2016	$	%
Cost of revenues	$3,247	$2,635	$612	23%	$6,070	$5,172	$898	17%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The increases in 2017 compared to 2016 reflected in the table above resulted primarily from increases in average headcount expense, which now include our ZixProtect support team gained in the Greenview acquisition in March 2017. We are also incurring costs associated with leased equipment currently supporting Greenview customers, and we are amortizing expense resulting from the acquisition of Greenview’s internally developed software. Additional increases relate to standard software maintenance and license support, and depreciation and other expense relating to investments in networking equipment.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended June 30,		3-month Variance 2017 vs. 2016		Six Months ended June 30,		6-month Variance 2017 vs. 2016
(in thousands)	2017	2016	$	%	2017	2016	$	%
Research and development expenses	$2,708	$2,321	$387	17%	$5,131	$4,500	$631	14%

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

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended June 30,		3-month Variance 2017 vs. 2016		Six Months ended June 30,		6-month Variance 2017 vs. 2016
(in thousands)	2017	2016	$	%	2017	2016	$	%
Selling and marketing expenses	$5,222	$5,083	$139	3%	$10,395	$9,492	$903	10%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended June 30, 2017, compared to the same period in 2016, resulted primarily from higher payroll and stock-based compensation costs, including expense associated with enhancing our customer success teams, additional travel, and amortization expense resulting from the acquisition of Greenview’s customer base and brand. These costs were offset by decreased advertising and promotional expense.

The six month variance in selling and marketing expense resulted primarily from higher payroll and stock-based compensation costs, including costs related to the enhancement of our product management team, travel, and the amortization expense resulting from the acquisition of Greenview intangible assets noted above. We additionally incurred a higher bad debt expense year over year.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended June 30,		3-month Variance 2017 vs. 2016		Six Months ended June 30,		6-month Variance 2017 vs. 2016
(in thousands)	2017	2016	$	%	2017	2016	$	%
General and administrative expenses	$2,561	$3,945	$(1,384)	(35)%	$5,373	$6,680	$(1,307)	(20)%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The decrease in the three months ended June 30, 2017, compared to the same period in 2016 resulted primarily from a $1.2 million reduction in legal fees specific to intellectual property litigation, decreased expenses related to 2016 CFO separation pay and related acceleration of equity, as well as decreases in broker and other professional fees. These decreases were offset by increased headcount expenses and the addition of the Greenview office.

The decrease in the six months ended June 30, 2017, compared to the same period 2016, resulted primarily from a $1.7 million reduction in legal fees specific to intellectual property litigation, decreases in expenses related to 2016 CFO separation, as well as decreases in broker and other professional fees. These reductions were offset by Greenview acquisition costs, as well as increased headcount, and Greenview office expenses.

Provision for Income Taxes

The provision for income taxes was $1.6 million and $437 thousand for the three-month periods ended June 30, 2017 and 2016, respectively, and $2.5 million and $1.4 million for each of the six months ended June 30, 2017 and 2016. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $46.4 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our June 30, 2017, provision of $2.5 million includes $2.2 million in deferred taxes, $151 thousand in state taxes currently payable based on gross revenues, $89 thousand related to the federal Alternative Minimum Tax, and $61 thousand in taxes related to our Canadian operations. Our June 30, 2016, provision of $1.4 million included $1.1 million in deferred taxes, $98 thousand in state taxes then payable based on gross revenues, $65 thousand related to the federal Alternative Minimum Tax, and $86 thousand in taxes related to our Canadian operations.

Our deferred taxes at June 30, 2017, include the recognition of a $494 thousand excess tax deficiency related to stock options exercised during this period. As required by our 2017 implementation of ASU 2016-09, all excess tax benefits and deficiencies are recognized in the period they become deductible on our income tax return. They are not anticipated when determining our annual estimated effective tax rate, but are instead discrete items in the reporting period in which they occur.

No tax penalty-related charges were accrued or recognized for the three month periods ended June 30, 2017 and 2016. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended June 30, 2017. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At June 30, 2017, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $41.9 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $37.0 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $1.8 million relating to temporary differences between GAAP and tax-related expense, $1.7 million relating to U.S. state income tax credits and net operating loss carryovers, and $1.4 million related to Alternative Minimum Tax credits.

Any reduction to the $46.4 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2017 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2016, will remain unchanged at December 31, 2017. For this reason, the Company has recognized its first and second quarter 2017 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes in excess of the estimated Alternative Minimum Tax from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income

Our net income for the three months ended June 30, 2017, of $1.1 million was an increase of $0.6 million compared to our net income of $0.6 million for the same period last year, representing a 104% increase. The increase in our net income was due to our increase in revenue, offset by our higher operating expenses, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first six months of 2017, net cash provided by operations was $7.3 million, a decrease of 3% compared to the $7.5 million of net cash provided by operations in the first six months of 2016. At June 30, 2017, our cash and cash equivalents totaled $29.5 million, an increase of $3.1 million from the December 31, 2016 balance, and we had no debt. This $3.1 million increase in our cash position included our expenditure of $6.6 million, net of cash acquired, in the first three months of 2017 related to our Greenview acquisition, as discussed elsewhere herein.

Sources and Uses of Cash Summary

	Six Months Ended June 30,
(In thousands)	2017	2016
Net cash provided by operations	$7,282	$7,542
Net cash used in investing activities	$(7,860)	$(1,238)
Net cash used in by financing activities	$3,629	$(14,240)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first six months of 2017 consisted of $6.6 million, net of cash acquired, used in the acquisition of Greenview. We additionally purchased $1.2 million of computer and networking equipment, including Greenview equipment with a provisional fair value of $228 thousand. In the first six months of 2016, our spending was primarily computer and networking equipment purchases to improve our capacity to provide hosting services.

Financing activities in the first three months of 2017 include the receipt of $4.1 million from the exercise of stock options offset by $499 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards. Cash received from financing activities in the first three months of 2016 included the receipt of $50 thousand from the exercise of stock options offset by $14.0 million used in a $15.0 million share repurchase program authorized by our board of directors in January 2016 and $263 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of June 30, 2017. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	76,724	$117	76,724	$117
$2.00 - $3.49	441,813	1,136	441,813	1,136
$3.50 - $4.99	556,949	2,178	315,135	1,247
Total	1,075,486	$3,431	833,672	$2,500

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at June 30, 2017, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$8,825	$1,496	$2,661	$4,668

We have not entered into any material, non-cancelable purchase commitments at June 30, 2017.

We have severance agreements with certain employees which would require the Company to pay approximately $6.3 million if all such employees were separated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	—	$—	—	$—
May 1, 2017 to May 31, 2017	8,368	$5.43	—	$—
June 1, 2017 to June 31, 2017	—	$—	—	$—
Total	8,368	$5.43	—	$—

1

Of the total number of shares purchased for the one month period ended April 30, 2017; May 31, 2017; and June 30, 2017; 8,368 shares of Restricted Stock represent shares of Restricted Stock withheld by us upon the vesting of outstanding Restricted Stock. These shares were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock vested during the period, which is required once the Restricted Stock is vested.

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

ZIX CORPORATION

Date: August 7, 2017	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)