Form 10-K
period 2017-12-31
ZIX CORP
filed 2018-03-07
CIK 855612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 5, 2018, there were 54,373,952 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2017, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $312,767,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2018 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Zix Corporation (“Zix®,” the “Company,” “we,” “our,” or “us”) offers email encryption, advanced threat protection, archiving, Bring-Your-Own-Device (“BYOD”) security, and data loss prevention (“DLP”) to meet business data protection and compliance needs. Zix customers can purchase any of these solutions on a standalone basis or as a bundled offering for business communication protection. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including significant federal financial regulators, such as all members of the Federal Financial Institutions Examination Council (“FFIEC”), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (“SEC”), more than 30 percent of U.S. banks, more than 30 percent of Blue Cross Blue Shield plans and more than 1,200 U.S. hospitals.

Zix® Email Encryption enables the secure exchange of emails that include sensitive information through a comprehensive secure messaging service, which allows an enterprise to use policy-driven rules to determine which email messages should be sent securely to comply with regulations or company-defined policies.

The main differentiator for Zix Email Encryption in the marketplace is its exceptional ease of use. The best example of this is its ability to provide transparent delivery of encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on recipients, often requiring additional steps and passwords. We designed our solution to alleviate the recipient’s burden by enabling the delivery of encrypted email automatically and transparently. Zix enables transparent delivery through (1) ZixDirectory®, the world’s largest email encryption community, which is designed to share identities of our tens of millions of members (growing by approximately 170,000 members per week), (2) Zix’s patented Best Method of Delivery®, which is designed to deliver email in the most secure, most convenient method possible for the recipient, and (3) ZixEncryptSM (formerly ZixGateway® and ZixQuarantine SM), which automatically encrypts and decrypts messages with sensitive content. The result is the industry’s most advanced transparent encrypted email, such that secure email can be exchanged without extra steps or passwords for both senders and receivers. Zix delivers more than 1.5 million encrypted messages on a typical business day. On average, 70% of those encrypted messages are exchanged transparently between senders and recipients.

ZixEncrypt also addresses business’s greatest source of data loss – corporate email – with a straightforward DLP approach that decreases the complexity and cost often associated with other DLP solutions. The DLP capabilities of ZixEncrypt are also designed to reduce deployment time from months to hours and minimize impact on customer resources and workflow. In addition, its DLP capabilities offer a convenient experience for both employees interacting with the solution and administrators managing the system.

Leveraging the Company’s leadership and expertise in email encryption, ZixEncrypt uses Zix’s proven policy and content scanning capabilities with quarantine functionality and an intuitive interface, which allow administrators to (1) easily define policies and create custom content filters for quarantining email messages, (2) conveniently manage quarantined messages using flexible searching and filtering options, (3) release or delete individual or multiple quarantined messages with one click, (4) review reports that monitor quarantine activities and trends and (5) automate custom notifications informing employees of quarantined messages.

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

Through the acquisition of Greenview, Zix launched two new solutions in April 2017 – ZixProtectSM and ZixArchiveSM.  ZixProtect defends organizations from zero-day malware, ransomware, phishing, CEO fraud, W-2 phishing attacks, spam and viruses in email with multi-layer filtering techniques. Accuracy in protecting organizations from email threats is increased further with automated traffic analysis, machine learning and real-time threat analysis.

ZixProtect is available as a cloud-based service in three bundles. ZixProtect Essentials includes email threat protection and business email continuity to enable access to emails during service disruption; ZixProtect Plus adds attachment assurance and time-of-click link defense to provide enhanced protection against sophisticated, targeted threats; and ZixProtect Premium delivers a comprehensive email security solution by including our leading email encryption and data loss prevention with our threat protection capabilities.

ZixArchive is a cost-effective, cloud-based email retention solution that easily enables user retrieval, compliance and eDiscovery. Available as a standalone or add-on solution for ZixEncrypt or ZixProtect bundles, ZixArchive includes policy-based retention, automatic indexing and flexible search capabilities for audit and legal requirements. With on-demand access through the cloud, organizations can conveniently share messages with employees, auditors and outside consultants or legal counsel, as well as revoke access when needed.

ZixOne® is a unique mobile email app that solves the key IT challenge created by the BYOD trend in the workplace. BYOD describes the trend of employees using their personal devices to conduct work. ZixOne provides access to corporate email while never allowing that data to be persistently stored on the device where it is vulnerable to loss or theft. If the device is lost or stolen, an administrator can simply disable access to corporate email from that device through ZixOne.

Unlike other BYOD solutions, ZixOne meets employee desire for convenience, control and privacy while giving companies the ability to secure corporate data and meet compliance needs. With seamless access to work email in a secure, simple-to-use environment, employees can stay productive while preserving device independence. A BYOD solution that is acceptable to employees and yet provides strong data protection for corporate data solves one of today’s greatest IT management challenges.

Our business operations and service offerings are supported by the ZixData CenterTM, which is PCI DSS 3.2 certified for applicable services, SOC2 accredited, and SOC3 certified. The operations of the ZixData Center are independently audited annually to maintain AICPA SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day with a track record that exceeds 99.99% availability.

Our company was incorporated in Texas in 1988. Originally named Amtech Corporation, we changed our name to ZixIt® Corporation in 1999 when we entered the encrypted email market. In 2002, we became Zix Corporation, and in 2017, the Company rebranded to Zix. Our executive offices are located at 2711 North Haskell Avenue, Suite 2200, LB 36, Dallas, Texas 75204-2960, (214) 370-2000.

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

Email is the number one communication tool for businesses and it is also one of the top vectors for cyberattacks. Attacks can jeopardize a company through malware, phishing, ransomware, business email compromise, viruses and other threats. Our advanced threat protection solution uses a multi-layer approach to accurately identify email threats and defend against email-borne attacks. Our threat filters first analyze IP addresses and URLs then examine content for targeted phrases, campaign patterns and both known and zero-hour malware attacks. Accuracy is increased further with real-time threat analysts, automated traffic analysis and machine learning.

To safeguard against increasingly targeted and sophisticated attacks, our advanced threat protection can also leverage attachment assurance and time-of-click link defense to provide enhanced protection. Attachment assurance offers quarantine and sandbox inspection of emails to perform forensic analysis of attachments in our secure, cloud-based sandbox environment. Testing efficiently handles evasive attacker techniques while fully examining files for suspicious and malicious activity. Time-of-click link defense reduces the risk of users clicking links in emails and inadvertently visiting malicious or compromised websites. This feature re-writes all full, shortened, or obfuscated links to safe versions and performs time-of-click analysis on the destination address, including IP address and domain blacklists, domain age and reputation, and other checks.

By combining our email encryption and advanced threat protection solutions, Zix meets customers’ increasing desire for a bundled solution that protects inbound and outbound email with leading email security.

Competition

The most significant differentiators for Zix as compared with our competition is ease of use and exceptional support. The best example of our unequalled ease of use is transparent delivery of encrypted email messages. We are able to deliver transparent email encryption as a result of our ZixDirectory, Best Method of Delivery and ZixEncrypt. The most critical and highly differentiated component of our solution is the ZixDirectory which provides the ability to share user identities for encryption, and in turn provides frictionless interoperability between users in a community of interest such as healthcare, finance or government.

Our capability to offer interoperability is particularly important when it is necessary to communicate with external networks, as is the case with the healthcare and financial services markets. Our customers become part of the ZixDirectory, a global “white pages” enabling transparent secure communications with other ZixEncrypt customers using our centralized key management system and overall unique approach to implementing encrypted email. We enable secure communications with other users via TLS, Open PGP, “push” delivery and secure portal “pull” delivery mechanisms. However, we believe our unique transparent delivery is the more preferred delivery model.

Our exceptional support allows customers to reach Zix via phone or email 24/7/365 to address any questions or concerns. With the increasing cost and sophistication of email attacks, convenient access to our threat analysts at any time of the day provides our customers with unmatched peace of mind.

We view our primary competitors in the email security space to be Proofpoint Inc., Mimecast, Microsoft, and Barracuda Networks. Technically, while these companies offer advanced threat protection against email attacks and “send-to-anyone” encrypted email, we believe that Zix offers superior customer service and unparalleled benefits that come from access to the ZixDirectory, use of our Best Method of Delivery protocol, and the industry’s only transparent email encryption. Nevertheless, some of these competitors are large enterprises with substantial financial and technical resources that exceed those we possess.

Regulatory Drivers

We have been successful in securing market penetration in our target vertical markets of healthcare, finance services and government primarily due to regulations that address the need for data privacy and security.

In addition to the need to protect personal data and sensitive business communication, demand for email security in the healthcare sector, including business associates of healthcare providers, is augmented by regulatory requirements under HIPAA and HITECH Act. The Privacy and Security rules under those acts provide severe penalties for violations, include strict breach notification requirements, and allow states to pursue HIPAA violations. In the financial services industry, financial institutions and their service providers are subject to the GLBA, which is enforced by the U.S. Federal Trade Commission (“FTC”). The FTC has issued guidance saying that businesses that transmit sensitive data by email should be sure to encrypt the data.

In choosing an email security provider, companies are influenced by the solutions chosen by their regulators. Our customers include all of the federal regulators that comprise the FFIEC as well as the state banking regulators in more than twenty states. Our service is also a recommended solution of the Conference of State Bank Supervisors, whose members regulate the more than 4,600 state-chartered banks in the U.S.

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

Sales and Marketing

We sell our Zix Email Encryption, ZixProtect, ZixArchive, Zix DLP, and ZixOne Services through a direct sales force that focuses on larger businesses and a telesales force that focuses on small to medium-sized accounts. We also use a network of resellers and other distribution partners, including other service providers seeking an email encryption offering in an original equipment manufacturing (“OEM”)-like relationship. New first year orders (“NFYOs”), defined as the twelve-month value of orders received from new customers, derived from our value-added resellers, OEM and third party distribution channels for 2017 were 56% of the total new first year orders compared to 57% in 2016. In both years, the balance of our NFYOs were originated by our telesales and direct sales forces. Google, Inc. continues to be our largest third party reseller representing approximately 4% of NFYOs in 2017. As of December 31, 2017, we had 250 value-added resellers and 131 managed security service providers across the U.S.

Employees

We had 233 employees as of December 31, 2017. The majority of our employees are located in Dallas, Texas. We also have a sales office in Burlington, Massachusetts; our office in Ann Arbor, Michigan supporting ZixProtect and ZixArchive services; and a smaller office located in Ottawa, Ontario, Canada.

Research and Development

We incurred research and development expenses of $11.0 million, $9.6 million, and $8.3 million for the twelve-month periods ended December 31, 2017, 2016, and 2015, respectively.

Over the course of 2017 we continued to make investments toward strengthening and expanding our service portfolio. We enabled self-configuration of content scanning and encryption for hosted ZixGateway customers and added partner application integration functionality to the ZixGateway platform. We also added multifactor administration authentication and new online reporting capabilities to the ZixPort service.

The R&D organization also successfully integrated base technologies gained through acquisitions and was able to deliver single sign-on for administrative services across new bundled threat protection and encryption capabilities giving our customers a single “pane of glass” for managing their Zix solutions. As the year closed, we were in the process of branding and modernizing the web interface for the encryption appliance software we acquired from Entrust Datacard and we expect to deliver a significantly improved onsite mail portal product in 2018.

Intellectual Property

We depend upon our ability to develop, maintain and protect our proprietary technology and our related intellectual property rights. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology and related property rights and to defend against infringement and/or misappropriation claims from others. We own 21 U.S. patents with expiration dates ranging from 2019 through 2036, and 7 pending U.S. Applications. We have a program to file applications for and obtain patents and trademarks in the United States and in specific foreign countries where we believe filing for such protection is appropriate. While intellectual property rights are generally important to our business, we do not believe that our business is dependent on any single item of intellectual property, or that any single item of intellectual property is material to the operation of our business. Rather, we believe that our intellectual property rights provide us with a competitive advantage, and from time to time we have taken steps to enforce our intellectual property rights as a means of protecting that competitive advantage.

Our Company and certain of our subsidiaries are the owners of trademarks and service marks registered with the United States Patent & Trademark Office. These marks are renewable indefinitely, contingent upon continued use and payment of applicable renewal fees. Additionally, our Company and certain of our subsidiaries own several pending trademark applications with the United States Patent & Trademark Office as well as a number of United States common law trademarks and several service marks and trademarks and service marks registered in foreign countries. We consider our trademark and service marks as valuable assets of the Company due to their recognition by our customers. We are not aware of any valid claims of infringement or challenges to our right to use any of our trademarks or service marks in the United States.

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

Significant Customers

In each of 2017, 2016, and 2015, no single customer accounted for 10% or more of our total revenues.

Backlog

Our backlog is comprised of contractual commitments that we expect to recognize as revenue in the future. Our backlog was $72.6 million at December 31, 2017, compared to $81.7 million at December 31, 2016.

As of December 31, 2017, our backlog is comprised of the following elements: $29.5 million of deferred revenue that has been billed and paid, $7.6 million billed but unpaid, and approximately $35.5 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 62% of our total backlog at December 31, 2017, is expected to be recognized as revenue during 2018.

Seasonality

The Company typically experiences lower NFYO’s in the first quarter of the calendar year. Our budget anticipates fewer NFYO’s in the first quarter, but historically this has not resulted in a material impact to our revenue or earnings on a seasonal basis.

Geographic Information

Our operations are primarily based in the U.S., with approximately 4% of our employees located in Canada. Except for a United Kingdom based data center, we do not operate in, or have dependencies on, any other foreign countries. Our revenues and orders to-date are almost entirely sourced in the U.S. and all significant corporate assets at December 31, 2017, were located in the U.S.

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

In order to continue to operate profitably and grow, we must achieve and maintain broad market acceptance of our products and services at a price that provides us with an acceptable rate of return relative to our costs. We have been successful in selling our Email Encryption products and services to high-profile customers in the healthcare, financial services and government segments of the market. The acceptance and use of our products and services by those significant customers facilitates our sales to other potential customers, and an expanding base of users in the Zix Directory aids in our market penetration and expansion. The loss of an influential customer of our existing products and services, or the failure to achieve sufficient market adoption of new products including ZixProtect and ZixArchive, could impair our ability to expand the market penetration of our products and services, or cause us to reduce or increase prices, which could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

Our business relies on securing new customer subscriptions and subscription renewals from existing customers.

A large portion of our revenue is derived from customer subscriptions, and existing customers have no contractual obligations to purchase beyond the initial subscription or contract period. Our ability to grow our business is dependent in part on customers renewing their existing subscriptions and purchasing additional solutions or services after the initial term of their agreement.  Though we maintain and analyze historical data with respect to rates of customer renewals, upgrades and expansions, those rates may not accurately predict future trends in renewal of certain products and services offered by us. If our customers cancel or amend their agreements with us during their term, do not renew their agreements, renew on less favorable terms or do not purchase additional solutions or products during renewal periods, our revenue may grow more slowly than expected or decline and our profitability may be harmed.

Additionally, we have experienced, and expect to continue to experience, some level of attrition with existing customers and we may not maintain historical subscription rates, and we may be unable to accurately predict our customer renewal rates. Although we have historically retained approximately 90% of our recurring revenue on an annual basis, there has been some recent decline in such retention and our customers’ renewal rates may further decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our products and technical support services, customer merger or acquisition activity, customer budgets, the pricing of our products compared with those offered by our competitors, technology trends, the prevailing regulatory regime and general market conditions. If new subscriptions or subscription renewals decline from their current levels, our revenue or revenue growth may decline, and our business may suffer which could have a materially adverse effect on our financial performance.

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

Our business employs public key cryptography technology and other encryption technologies to encrypt and decrypt sensitive data. The security afforded by encryption depends on the integrity of the private key, which is predicated on the assumption that it is very difficult to mathematically derive the private key from the related public key. Successful decryption of intercepted encrypted email, or public reports of successful decryption, whether or not true, could reduce demand for our products and services. If new methods or technologies, such as quantum computing, make it easier to derive the private key from the related public key, the security of encryption services using public key cryptography technology could be impaired and our products and services could become less marketable. That could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise harm our business. Any of these events could reduce our revenues, increase our expenses and materially adversely affect our business, financial condition and financial results.

Our business depends substantially on our data center facilities, and their unreliability or unavailability for a significant period could cause us to lose customers and could negatively affect our business, financial condition and financial results.

Much of the computer and communications hardware upon which our businesses depend is located in our data center facilities in North America and in the United Kingdom. Our data centers might be damaged or interrupted as a result of numerous factors, many of which are beyond our control, including fire, flood, power loss, mechanical failure, telecommunications failure, break-ins, cyber-attacks, sabotage, vandalism, earthquakes, terrorist attacks, hostilities or war or other events. Computer viruses, equipment failure, denial of service attacks, and similar disruptions affecting the internet or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Problems affecting our data center operations or the networks on which we rely, whether or not in our control, could result in loss of revenues, increased expenses, failure to achieve market acceptance, diversion of resources, injury to our reputation, liability and increased costs, and may cause our customers to terminate or elect not to renew their agreements. We do not carry sufficient insurance to compensate us for all losses that may occur as a result of any of these events. The occurrence of any of these events could materially adversely affect our business, financial condition and financial results.

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

As our operations grow in size and scope, we continually need to improve and upgrade our technology offerings, systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure and pursuing reduced costs per transaction. Expanding our technology offerings, systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that the volume of our business will increase, which could reduce our net income, deplete our cash, and materially adversely affect our business, financial condition and financial results. Developing and launching new product offerings adjacent to or outside of our core service offerings can be particularly costly in terms of capital investments for both product development and marketing. At the same time, these new offerings involve greater uncertainty concerning both market acceptance and our ability to successfully execute a sales and marketing strategy that justifies our investments. Our failure to properly manage and execute new product initiatives could materially adversely affect our business, financial condition and financial results.

Because we recognize subscription revenue over the term of the applicable customer agreement, a decline in subscription renewals or new service agreements may not be reflected immediately in our operating results.

We generally recognize revenue from customers ratably over the terms of their customer agreements, which are typically one year or two years. As a result, much of the revenue we report in each quarter is deferred revenue from customer agreements entered into during previous quarters. Consequently, a decline in new or renewed client agreements in any one quarter will not be fully reflected in our revenue or our results of operations until future periods. Accordingly, this revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable subscription term.

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

In addition, we are also focused on addressing new and accelerating market trends, such as the continued decline of on premise email security and advance threat protection solution and the continued transition towards cloud-based solutions, which requires us to continue to improve our product and service offerings. We may experience delays in the anticipated timing of activities related to our efforts to address these challenges and higher than expected or unanticipated execution costs. Our failure to introduce new or enhanced products on a timely basis, to keep pace with rapid industry, technological or market changes or to gain customer acceptance for our new and existing products and services, such as mobile device data protection, could have a material adverse effect on our business, financial condition and financial results.

We face strong competition, which could negatively affect our business, financial condition and financial results.

The markets in which we compete are characterized by rapid change and converging technologies and are very competitive. With rising demand for private and secure email communications, there is strong competition for email encryption products and services. Our Email Encryption Threat Protection, Archive, and Data Loss Prevention business competes with products and services offered by companies such as Microsoft, Barracuda Networks, Inc., Proofpoint, MIMECast, Virtru, and Micro Focus (Voltage). Our ZixOne business competes with products and services offered by companies such as AirWatch/VMWare, Citrix (with XenMobile), Blackberry, IBM/Fiberlink (with MaaS360), Microsoft (with ActiveSync), and MobileIron. Strong competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Our competitors may develop products and services that are perceived by customers as equivalent to, or having advantages over, our products and services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Barriers to entry are relatively low, and new ventures are often formed that create products competitive with our products. Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business may be harmed.

We continue to be substantially dependent on our sales force to obtain new customers and to sell additional solutions to our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new clients or increasing sales to our existing client base, our business will be harmed.

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

Our future growth and success may be affected by acquisitions.  If we are not able to successfully identify, negotiate, complete and integrate acquisitions, our operating results and prospects could be harmed.

We have acquired and expect to continue to acquire new products and technology, as well as customers, through acquisitions. The success of our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions. Acquisitions are inherently risky, and any acquisition we complete may not be successful. Acquisitions we pursue involve numerous risks, including the following:

•	difficulties in integrating and managing the operations and technologies of the companies and assets we acquire;
•	diversion of our management’s attention from normal daily operations of our business;
•	our inability to maintain the customers, the key employees, the key business relationships and the reputations of the businesses and products we acquire;
•	our inability to generate sufficient revenue from acquisitions to offset increased expenses generally associated with acquisitions;
•	difficulties in predicting or achieving synergies and cost savings between our existing businesses and acquired businesses;
•

our responsibility for the liabilities of the businesses we acquire, including liabilities arising out of their failure to operate correctly, maintain effective data security, data integrity, disaster recovery and privacy controls prior to acquisition, or their infringement or alleged infringement of third-party intellectual property, contract or data access rights prior to acquisition;

•	difficulties in complying with new markets or regulatory standards to which we were not previously subject;
•	difficulties or unanticipated expenses associated with development work that is necessary to achieve interoperability between our products and solutions and the products and solutions we acquire;
•	difficulties or unanticipated expenses associated with migrating customers from products and solutions developed by our acquisition targets to our own products and solutions;
•	delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire; and
•	adverse effects of acquisition activity on the key performance indicators we use to monitor our performance as a business.

Unanticipated events and circumstances occurring in future periods may affect the realizability of intangible assets that we are required to record on our balance sheet as a result of acquisitions. These events and circumstances could include significant under-performance relative to projected future operating results and significant changes in our overall business or product strategies. Such events and circumstances may cause us to revise our estimates and assumptions used in analyzing the value of our intangible assets, and any such revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Unfavorable economic environments, particularly in the U.S., could negatively affect our business, financial condition and financial results.

Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the technology and networking industries at large, as well as in the email/data security market and in specific geographic markets in which we operate. If economic growth in those markets, particularly in the U.S., which accounts for a substantial majority of our revenue, slows, or credit is unavailable at a reasonable cost, current and potential customers may delay or reduce technology purchases, including the deployment or expansion of our products and services. Additionally, as we continue our corporate strategy of exploring additional international markets, we may become more susceptible to unfavorable economic environments outside the U.S. and that could compound the negative effects of unfavorable economic environments in markets in which we currently operate. This could result in reduced sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, adverse economic conditions could negatively affect the cash flow of our customers and distributors, which might result in failures or delays in payments to us. This could increase our credit risk exposure and delay our recognition of revenue. Specific economic trends, such as declines in the demand for cloud computing services and computing devices, or softness in corporate information technology spending, could have a more direct impact on our business. If these conditions persist, spread or deteriorate further, our business, financial condition and financial results could be materially adversely affected.

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

Our transmission and storage of personally identifiable information including the personal data of European data subjects and other confidential information, and the potential for inadvertent exposure of PII or CI, could cause us to violate data privacy laws or lose customers and could negatively affect our business, financial condition and financial results.

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

In addition, our processing and storage of certain types of data is subject to confidentiality agreements with our clients and handling PII is increasingly subject to a variety of changing privacy and data security regulations around the world, such as the European Union’s Data Protection Directive and the forthcoming European Union General Data Protection Regulation, which will take effect on May 25, 2018. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. For example, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies including us to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. In the wake of that decision, we decided to participate in the new EU-U.S. Privacy Shield framework established by the U.S. Department of Commerce and the European Commission and opened for participation on August 1, 2016. We applied for and were approved for certification and are now an Active Participant in the Privacy Shield program. Our Privacy Shield self-certification was finalized by the Department of Commerce and became effective as of November 9, 2016 and was renewed in November 2017. This allows us to transfer personal data of European data subjects that we receive from customers to the United States, in compliance with the Privacy Shield principles. While our Privacy Shield certification and other mechanisms (such as Model Clauses) to lawfully transfer such data remain in place, those mechanisms are also subject to pending legal challenges and these legal challenges may result in different European data protection regulators applying differing standards for the transfer of personal data. Future changes in requirements under these regulations may be inconsistent with our existing data management practices. If so, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business, including increased cost of compliance and limitations on data transfer for us and our customers.

Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, could result in additional costs and liability to us, damage our reputation, inhibit sales, and harm our business. Furthermore, any inadvertent disclosure of, or unauthorized access (including due to a cyber-attack) to, PII or other CI or other failure by us to comply with data privacy requirements could subject us to significant penalties, damages, remediation and other expenses, and damage our reputation, any of which could have a material adverse effect on our business, financial condition and financial results.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we maintain profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We leased properties during 2017 that are considered significant to the operations of the business in the following locations: Burlington, Massachusetts; Ann Arbor, Michigan; Ottawa, Ontario, Canada; the United Kingdom; and Dallas and Austin, Texas. Our Burlington employees perform sales and marketing activities. Our Ann Arbor employees perform the support and development of our ZixProtect product line, which we acquired with our purchase of Greenview.  Our Ottawa employees perform both client services and sales support activities. The United Kingdom facility provides data center support for our European customers. The Dallas office is our headquarters, which includes research and development, marketing, sales and all general administrative services, and the ZixData Center. Our Austin location is used primarily for fail-over and business continuity services and is used to some extent to support normal ongoing operations. Our facilities are suitable for our current needs and are considered adequate to support expected near-term growth.

Item 3. Legal Proceedings

We are subject to legal proceedings, claims, and litigation involving our business. While the outcome of these matters is currently not determinable, and the costs and expenses of resolving these matters may be significant, we currently do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for fiscal 2017 and 2016.

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$5.41	$4.60	$5.09	$3.23
June 30	$6.67	$4.75	$4.18	$3.61
September 30	$6.04	$4.55	$4.28	$3.65
December 31	$5.40	$4.16	$5.08	$3.91

At March 5, 2018, there were 54,373,952 shares of common stock outstanding held by 420 shareholders of record. On that date, the last reported sales price of the common stock was $4.21.

We have not paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

For information regarding options and stock-based compensation awards outstanding and available for future grants, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2017, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2012, in our common stock and in each of the two indices and assumes reinvestment of all dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock price performance. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	347,870	$5.15	313,494	$7,100,000
November 1, 2017 to November 30, 2017	194,370	$4.64	186,506	$6,200,000
December 1, 2017 to December 31, 2017	—	$—	—	$6,200,000
Total	542,240	$4.97	500,000	$6,200,000

1 Shares were repurchased under the $10 million stock repurchase program approved by our board of directors on April 24, 2017. No shares were repurchased other than through publically announced programs during the periods shown.

2 Of the total number of shares repurchased for the one month periods ended October 31, 2017, and November 30, 2017, 10,537 shares of Restricted Stock and 31,703 Restricted Stock Units (“RSU”s) represent shares of Restricted Stock and RSUs withheld by us upon the vesting of outstanding Restricted Stock or RSUs. These shares and RSUs were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom the Restricted Stock and RSUs vested during the applicable period.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$65,663	$60,144	$54,713	$50,347	$48,138
Cost of revenue	12,602	10,533	9,593	8,324	7,614
Gross margin	53,061	49,611	45,120	42,023	40,524
Research and development expenses	10,980	9,553	8,317	9,051	9,563
Selling, general and administrative expenses	31,871	30,742	28,887	26,222	21,646
Income tax expense (benefit)(1)	18,606	3,692	3,144	2,830	(1,006)
Net income (loss)	(8,057)	5,837	5,016	4,103	10,453
Basic income (loss) per common share	$(0.15)	$0.11	$0.09	$0.07	$0.17
Diluted income (loss) per common share	$(0.15)	$0.11	$0.09	$0.07	$0.17
Shares used in computing basic income per common share	53,430	53,820	56,422	57,949	61,139
Shares used in computing diluted income per common share	53,430	54,395	57,476	58,967	62,527
Statements of Cash Flows Data:
Net cash flows provided by (used for):
Operating activities	$18,204	$15,251	$15,617	$13,317	$13,298
Investing activities	(11,285)	(2,136)	(1,951)	(3,402)	(1,593)
Financing activities	(367)	(15,322)	(6,687)	(15,748)	(7,175)
Balance Sheet Data:
Cash, Cash Equivalents and Marketable Securities	$33,009	$26,457	$28,664	$21,685	$27,518
Working capital(2)	2,104	2	3,821	2,249	12,127
Total assets	81,308	82,358	87,286	83,724	90,702
Stockholders’ equity	43,520	49,070	56,772	56,270	66,234

(1)

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (‘the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from 35% to 21% effective January 1, 2018. At

December 31, 2017, the Company adjusted its deferred tax balances to reflect the new tax rate that resulted in income tax expense of $12.5 million. The $1.0 million tax benefits in 2013 resulted from the release of a portion of our deferred tax asset valuation allowance. Based on analysis of both projected and current earnings, we have estimated our deferred tax asset as likely to be utilized prior to expiration. See “Income Taxes” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Working capital includes deferred revenue totaling $28.4 million, $25.8 million, $23.2 million, $21.6 million, and $19.1 million, as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about trends, uncertainties and our plans and expectations of what may happen in the future. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described above in “Item 1A. Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements. See “Item 1. NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS.”

The following discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1.

Overview

We are a leader in providing email security. We provide email encryption, DLP, advanced threat protection, archiving, and BYOD solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, finance, and government sectors. A core competency is our ability to deliver this complex service offering with a high level of availability, reliability, integrity and security.

Our 2017 results included record revenues. We attribute our success to on-going efforts to build a solid and predictable business based on our successful recurring revenue subscription business model. For 2017, we continued to benefit from growing concerns about data security and integrity issues, which continue to make headline news, as well as the growing acceptance of cloud-based offerings along with the growing regulatory compliance burdens on many businesses.

For 2017, we reported revenue of $65.7 million, an increase of $5.5 million over the prior year, driven by both continued growth in our subscriber base and new sales attributable to our Greenview acquisition.

For the year ended December 31, 2017, our gross profit of $53.1 million increased 7% compared to 2016. This increase was primarily driven by increased revenue. Our 2017 operating income of $10.2 million increased $894 thousand over the prior year, as the gross profit increase was offset by increased research and development expense and selling and marketing expense, both primarily related to additional headcount costs.

Our $8.1 million net loss in 2017 is a decrease of $13.9 million compared to our $5.8 million net income in 2016. On December 22, 2017, the U.S. enacted the Tax Act which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company adjusted its deferred tax balances to reflect the new tax rate that resulted in tax expense of $12.5 million.

Other Financial Highlights

•	Backlog was $72.6 million at the end of 2017, compared with $81.7 million at the end of 2016
•	Total orders for 2017 were $58.9 million, a decrease of 14% from the 2016 total orders of $68.6 million
•	Our deferred revenue at the end of 2017 was $29.4 million, compared with $27.2 million at the end of 2016
•	We generated cash flows from operations of $18.2 million during fiscal 2017. Our cash and cash equivalents were $33.0 million at the end of 2017, compared with $26.5 million at the end of 2016.
•	Our shared, cloud-based ZixDirectory now has approximately 60 million members including some of the most respected institutions in the country.

Our services are sold on a subscription basis with contract terms generally ranging from one to five years. At the end of the contract term we attempt to renew the subscription for the originally contracted period. Our customers pay us annually at the start of the subscription term and each succeeding year on the anniversary of the commencement of the service. We recognize revenue ratably on a monthly basis over the term of the subscription once service commences.

We attempt to grow the business by signing new customers to subscription services and/or selling new or higher volume services to existing customers (i.e., “upsell”) while retaining existing customers through renewal of their subscriptions for successive periods.

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

Our backlog consists of the total order value of contracted business that has not yet been recognized into revenue. Backlog is calculated by adding to the existing contracted order value the total value of all orders booked in the period (e.g., quarterly) less the value of revenue recognized for that period. Although orders are non-cancellable, occasionally we adjust backlog for customer bankruptcy or change of term, but these instances are rare and do not materially impact the backlog amount. The backlog will grow if the value of total orders added in a period exceeds the value of revenue recognized in that period. Conversely, the backlog amount will decline if revenue recognized exceeds the total order value added for the period. A decline in backlog may result from fluctuations in total orders caused by timing of renewal orders described above as well as the shortening of the average term of our contracts.

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

Revenue

Revenue increased by 9% in 2017 compared with 2016. Our revenue growth was driven by our acquisitions of Greenview products and customers, a subscription model that continues to yield steady additions to the subscriber base, and a high rate of renewing existing customers.

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

Revenue Recognition

We develop market, and support applications that connect, protect and deliver information in a secure manner. We derive our revenue from subscription fees for rights related to the use of our software. Software subscription terms typically range from one to five years.

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

Approximately 19% of our revenue in 2017 was derived from hosted email encryption solutions. We apply general revenue recognition guidance to these hosted arrangements.

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

Income Taxes

Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2017, we provided a valuation allowance against a significant portion, $30.8 million, of our accumulated U.S. deferred tax assets. This significant valuation allowance reflects our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $25.6 million, and consists of $20.9 million for federal net operating loss carryforwards, $877 thousand relating to temporary timing differences between U.S. generally accepted accounting principles (“GAAP”) and tax-related expense, $2.3 million relating to U.S. state income tax credits, and $1.5 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgement would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

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

Goodwill was $8.5 million, or 10%, and $2.2 million, or 3% of total assets, in each of the years ended December 31, 2017 and 2016, respectively.

We evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. We include our entire Company as the reporting unit. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the Company’s outstanding common stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. We have evaluated our goodwill and determined no impairment adjustment is required.

Our intangible assets with finite lives are amortized using a straight-line basis over their economic useful lives.

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

Full Year 2017 Summary of Operations

Financial

•	Revenue for 2017 was $65.7 million compared with $60.1 million in 2016 and $54.7 million in 2015.
•	Gross margin for 2017 was $53.1 million or 81% of revenues compared with $49.6 million or 82% of revenues in 2016 and with $45.1 million or 82% of revenues in 2015.

•

Net income (loss) for 2017 was $(8.1) million compared with $5.8 million in 2016 and $5.0 million in 2015. On December 22, 2017, the U.S. enacted the Tax Act which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company adjusted its deferred tax balances to reflect the new tax rate that resulted in tax expense of $12.5 million.

•	Net income (loss) per diluted share was $(0.15) for 2017 compared with $0.11 for 2016 and $0.09 for 2015.
•	Unrestricted cash was $33.0 million on December 31, 2017.

Results of Operations

Revenue

The following table sets forth a year-over-year comparison of our total revenues:

	Year Ended December 31,			Variance 2017 vs. 2016		Variance 2016 vs. 2015
(In thousands)	2017	2016	2015	$	%	$	%
Revenues	$65,663	$60,144	$54,713	$5,519	9%	$5,431	10%

Our growth model seeks to continually add new users to the subscriber base, while at the same time retaining a high percentage of existing subscribers whose subscriptions are up for renewal. In the year ended December 31, 2017, excluding our Greenview sales, we categorized our revenue in the following core verticals: 49% healthcare, 28% financial services, 7% government sector, and 16% as other. In the year ended December 31, 2016, we categorized our revenue in the following core verticals: 51% healthcare, 28% financial services, 7% government sector, and 14% as other. Additionally, sales continued from a wide base of distributors – new first year orders (“NFYO’s”) derived from our value-added resellers, OEM and other third party distribution channels for 2017 were 56% of total NFYOs compared to 57% in 2016 and 64% in 2015. We measure additions to the subscriber base by NFYOs, which is defined as the portion of new orders that are expected to be recognized into revenue in the first twelve months of the contract. NFYOs are summarized in the table below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
New first year order value	$9,340	$9,524	$10,158

While we introduced bundled email security pricing during 2017, our list pricing has remained generally consistent during the periods shown above. However, there are no assurances that potential increased competition in this market or other factors, including inflation, will not result in future price erosion. Price erosion, should it occur, could have a dampening effect on order growth and the revenue derived from our new orders.

Revenue Outlook:

We expect continued growth in our core Email Encryption offering and in our new products, along with increased sales from our managed security service providers and value-added reseller channels to increase our NFYOs in 2018 and increase our year-over-year revenue.

Backlog and Orders

Backlog — Our backlog was $72.6 million at December 31, 2017 compared with $81.7 million at December 31, 2016. Our decrease in backlog reflects the shorter term contractual commitment generally associated with our new customer pricing as a component of a higher touch strategy. We also had the loss of a large customer in the first quarter 2017, further contributing to the lower backlog. The backlog is comprised of contractual commitments that we expect to amortize into revenue. As of December 31, 2017, the backlog was comprised of the following elements: $29.5 million of deferred revenue that has been billed and paid, $7.6 million billed but unpaid, and approximately $35.5 million of unbilled contracts.

The backlog is recognized into revenue ratably as the services are performed. Approximately 62% of the total backlog is expected to be recognized as revenue during the next twelve months.

Orders — Total orders in 2017 were $58.9 million compared with $68.6 million in 2016. Total orders are comprised of contract renewals, NFYOs, and in the case of new multi-year contracts, the years beyond the first year of service.

Cost of Revenue

The following table sets forth a year-over-year comparison of the cost of revenue.

	Year Ended December 31,			Variance 2017 vs. 2016		Variance 2016 vs. 2015
(In thousands)	2017	2016	2015	$	%	$	%
Cost of revenue	$12,602	$10,533	$9,593	$2,069	20%	$940	10%

Cost of revenue is comprised of expenses related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The 20% increase in cost of revenue in 2017 compared with 2016 reflected in the table above resulted primarily from increases in average headcount expense, which now include our ZixProtect support team gained in the Greenview acquisition in March 2017. We are also incurring costs associated with leased equipment currently supporting Greenview customers and we are amortizing expense resulting from the acquisition of Greenview’s internally developed software.

The 10% increase in cost of revenue in 2016 compared with 2015 reflected in the table above resulted primarily from increases in average headcount, software maintenance and license support, costs associated with hardware sales related to our Cisco partnership as well as depreciation expense related to networking equipment. These investments support growth in customers and users.

Research and Development Expenses

The following table sets forth a year-over-year comparison of our research and development expenses:

	Year Ended December 31,			Variance 2017 vs. 2016		Variance 2016 vs. 2015
(In thousands)	2017	2016	2015	$	%	$	%
Research and development expenses	$10,980	$9,553	$8,317	$1,427	15%	$1,236		15%

Research and development expenses consist primarily of salary, benefits and stock-based compensation for our development staff, independent contractor expense, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services.

The 15% increase in research and development expense in 2017 compared with 2016 reflected in the table above resulted primarily from additional headcount expense, which now includes ZixProtect R&D employees gained in the Greenview acquisition in March 2017.

The 15% increase in research and development expense in 2016 compared with 2015 reflected in the table above resulted primarily from increased in average headcount focused on development of our core email encryption portfolio, including performance enhancements to our hosted service solutions, and upgrades to our ZixOne product.

Selling and Marketing Expenses

The following table sets forth a year-over-year comparison of our selling and marketing expenses:

	Year Ended December 31,			Variance 2017 vs. 2016		Variance 2016 vs. 2015
(In thousands)	2017	2016	2015	$	%	$	%
Selling and marketing expenses	$20,472	$19,015	$18,075	$1,457	8%	$940		5%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising.

The $1.5 million increase in selling and marketing expense in 2017 compared with 2016 resulted from the addition of sales leadership, sales executives, and the buildout of our Customer Success team. Additional amortization expense resulting from Greenview’s customer base and brand were offset by decreased advertising as compared to our 2016 branding initiative.

The $0.9 million increase in selling and marketing expense in 2016 compared with 2015 resulted primarily from our 2016 branding initiative and planned increase in advertising and promotional expenses, as well as higher payroll costs associated with enhancing our product management team.

General and Administrative Expenses

The following table sets forth a year-over-year comparison of our general and administrative expenses:

	Year Ended December 31,			Variance 2017 vs. 2016		Variance 2016 vs. 2015
(In thousands)	2017	2016	2015	$	%	$	%
General and administrative expenses	$11,399	$11,727	$10,812	$(328)	(3%)	$915	8%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities.

The $0.3 million decrease in general and administrative expense from 2017 compared with 2016 resulted from a $2.6 million reduction in legal fees specific to intellectual property litigation, offset by increased headcount and stock-based compensation expenses, revaluation of earn-out costs associated with our Greenview acquisition, the addition of the Greenview office, and investment in an ERP solution.

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

Our Company incurred tax expense of $18.6 million, $3.7 million, and $3.1 million for 2017, 2016, and 2015, respectively. On December 22, 2017, the U.S. enacted the Tax Act which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company adjusted its deferred tax balances to reflect the new tax rate that resulted in tax expense of $12.5 million. For all years presented, tax expense represented deferred tax expense, refundable U.S. Alternative Minimum Tax, U.S. research and development credits, non-U.S. taxes payable related to the operations of the Company’s Canadian subsidiary established in late 2002, and state income taxes.

Significant judgement is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider available evidence, including past earnings, estimates of future taxable income, and the feasibility of tax planning strategies. At December 31, 2017, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The portion of the Company’s deferred tax asset not reserved was $25.6 million. The majority of this unreserved portion related to $20.9 million U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration.  The remaining balance consists of $0.9 million relating to temporary timing differences between GAAP and tax-related expense, $2.3 million relating to U.S. state tax income credits, and $1.5 million related to Alternative Minimum Tax credits.

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

Net Income (Loss)

Net Income (Loss) – The Company generated a net loss of $8.1 million in 2017 compared with net income of $5.8 million and $5.0 million in 2016 and 2015, respectively. The decrease in our net income is primarily due to higher tax expense resulting from the adjustment to our deferred tax asset following 2017 tax-reform legislation, as discussed above. This expense was partially offset by revenue growth.

Liquidity and Capital Resources

Overview

Based on our 2017 financial results and current expectations, we believe our cash and cash equivalents, and cash generated from operations, will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process. During 2017, our cash flow from operations was $18.2 million, which represents an increase over the $15.3 million cash flow from operations during 2016. At December 31, 2017, our cash and cash equivalents totaled $33.0 million, and we had no debt. This represents a $6.6 million increase over our cash balance as of December 31, 2016, despite our expenditures during 2017 of $8.2 million in business acquisitions and $3.8 million under a share repurchase program.

For the year ended December 31, 2017, we achieved 9% growth in revenue, 81% gross margin and strong cash collections. While future results cannot be guaranteed, we expect these trends to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending to react, as needed, to any shortfalls in projected cash.

Sources and Uses of Cash

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net cash provided by operations	$18,204	$15,251	$15,617
Net cash used in investing activities	$(11,285)	$(2,136)	$(1,951)
Net cash used in financing activities	$(367)	$(15,322)	$(6,687)

Our primary source of liquidity from operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the management of the timing of payments to our vendors and service providers.

Cash used in our investing activities for 2017 consisted of $8.2 million, net of cash acquired, used in the acquisition of Greenview and EMS technology. We additionally purchased $2.2 million of computer and networking equipment, including Greenview equipment with a provisional fair value of $228 thousand, and invested $802 thousand in new systems to modernize our business processes. Cash used in our investing activities for 2016 consisted primarily of computer and networking equipment purchases to improve our capacity to provide hosting services.

Financing activities in 2017 include the receipt of $4.2 million from the exercise of stock options offset by $3.8 million used in a $10 million share repurchase program authorized by our board of directors in April 2017, and $762 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards.  Cash used in 2016 included $15.0 million used to repurchase our common stock and $527 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards offset by $205 thousand received from the exercise of stock options. The stock repurchases were made pursuant to a stock repurchase program authorized by our board of directors, which was completed July 2016.

Options of Zix Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore the extent of future cash inflow and related dilution from additional option activity is not certain. The following table summarizes the options that were outstanding as of December 31, 2017. The vested options are a subset of the outstanding options. The value of the options is the number of options exercisable into shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	73,564	$112	73,564	$112
$2.00 - $3.49	441,813	1,137	441,813	1,137
$3.50 - $4.99	505,937	1,929	316,999	1,214
Total	1,021,314	$3,178	832,376	$2,463

Liquidity Summary

Based on our current 2018 budget plans, we believe we have adequate resources and liquidity to sustain operations for at least the next twelve months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Contingent Liabilities and Commitments

We have total contractual obligations of $1.6 million over the next year and $4.2 million over the next three years primarily consisting of various operating office lease agreements. The lease of our headquarters facility in Dallas expires in 2024.

A summary of our fixed contractual obligations and commitments at December 31, 2017, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$8,340	$1,631	$2,584	$2,148	$1,977

We have severance agreements with certain employees which would require us to pay up to approximately $6.1 million if all such employees were terminated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

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

The standard is effective for us beginning in 2018, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have begun an assessment of the guidance and expect our revenue to remain primarily unchanged. We are additionally analyzing the effect of the new guidance on the timing of our recognition of the incremental costs of obtaining contracts. While we are still evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements, we anticipate applying the modified retrospective approach of adopting the standard. We also expect to record an adjustment of approximately $7 million to our retained earnings opening balance as of January 1, 2018.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we face exposure to material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $33.0 and $26.5 million at December 31, 2017 and 2016, respectively. We held no marketable securities and no debt as of December 31, 2017 and 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2017, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Zix Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and our report dated March 7, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WHITLEY PENN LLP

Dallas, Texas

March 7, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 is incorporated by reference from our Proxy Statement related to the 2018 Annual Meeting of Shareholders under the sections “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee.”

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

Item 11. Executive Compensation

The information required by this Item 11, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from our Proxy Statement related to the 2018 Annual Meeting of Shareholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our Proxy Statement related to the 2018 Annual Meeting of Shareholders under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our Proxy Statement related to the 2018 Annual Meeting of Shareholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our Proxy Statement related to the 2018 Annual Meeting of Shareholders under the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS.”

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

10.3†	—

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

Zix Corporation 2004 Stock Option Plan (Amended and Restated as of May 25, 2007). Filed as Exhibit 10.1 to Zix Corporation’s Registration Statement on Form S-8 (Registration No. 333-126576), dated July 13, 2005, and incorporated herein by reference.

10.6†	—

Zix Corporation 2006 Stock Option Plan (Amended and Restated as of June 7, 2007). Filed as Exhibit 10.3 to Zix Corporation’s Current Report on Form 8-K, filed June 12, 2007, and incorporated herein by reference.

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

Form of Stock Option Agreement (with “acceleration event” provision) for Zix Corporation Stock Option Plans and applicable to option agreements held by the Company’s chief executive officer and direct reports. Filed as Exhibit 10.17 to Zix Corporation’s Annual Report on Form 10-Kfor the year ended December 31, 2007, and incorporated herein by reference.

10.10	—	Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.10 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

10.11	—

Adoption Agreement relating to Zix Corporation 401(k) Retirement Plan. Filed as Exhibit 10.11 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit Number		Description

10.12†	—

Form of Zix Corporation Outside Director Stock Option Agreement Filed as Exhibit 10.3 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.13†	—

Zix Corporation Outside Director Stock Option Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, and incorporated herein by reference.

10.14†	—

Form of Zix Corporation Employee Stock Option Agreement. Filed as Exhibit 10.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, and incorporated herein by reference.

10.15†	—

Form of Director Indemnification Agreement. Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, and incorporated herein by reference.

10.16†	—

Form of Executive Termination Benefits Agreement. Filed as Exhibit 10.1 to Zix Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, and incorporated herein by reference.

10.17†	—	Zix Corporation 2012 Incentive Plan. Filed as Appendix A of Schedule 14A on April 27, 2012, and incorporated herein by reference.

10.18†	—

Form of Executive Termination Benefits Agreement.  Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, and incorporated herein by reference.

10.19	—

Form of Amended and Restated Termination Benefits Agreement.  Filed as Exhibit 10.1 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and incorporated herein by reference.

10.20†	—	Zix Corporation Amended and Restated 2012 Incentive Plan. Filed as Appendix A of Schedule 14A on May 13, 2015, and incorporated herein by reference.

10.21†	—

Amendment No. One to Zix Corporation Amended and Restated 2012 Incentive Plan. Filed as Exhibit 10.27 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, and incorporated herein by reference.

10.22*†	—	Form of Executive Restricted Stock Agreement.

10.23*†	—	Form of Executive Restricted Stock Agreement (Qualified Performance Based Award).

10.24*†	—	Form of Executive Restricted Stock Unit Agreement.

10.25*†	—	Form of Executive Restricted Stock Unit Agreement (Qualified Performance Based Award).

10.26*†	—	Form of Non-Employee Director Restricted Stock Agreement.

10.27*†	—	Form of Non-Employee Director Deferred Stock Unit Agreement.

21.1*	—	Subsidiaries of Zix Corporation.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

31.1*	—	Certification of David J. Wagner, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of David E. Rockvam, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of David J. Wagner and David E. Rockvam, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	—

101. INS (XBRL Instance Document)

101. SCH (XBRL Taxonomy Extension Schema Document)

101. CAL (XBRL Calculation Linkbase Document)

101. LAB (XBRL Taxonomy Label Linkbase Document)

101. DEF (XBRL Taxonomy Linkbase Document)

101. PRE (XBRL Taxonomy Presentation Linkbase Document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 7, 2018.

ZIX CORPORATION

By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2018.

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
(Richard D. Spurr)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Zix Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WHITLEY PENN LLP

We have served as the Company’s auditor since 2006.

Dallas, Texas

March 7, 2018

ZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$33,009	$26,457
Receivables, net	1,389	1,209
Prepaid and other current assets	3,222	2,829
Total current assets	37,620	30,495
Property and equipment, net	4,048	3,976
Intangible assets, net	5,524	—
Goodwill	8,469	2,161
Deferred tax assets	25,647	45,726
Total assets	$81,308	$82,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,053	$355
Accrued expenses	6,100	4,365
Deferred revenue	28,362	25,773
Customer deposits	1	—
Total current liabilities	35,516	30,493
Long-term liabilities:
Deferred revenue	1,087	1,448
Deferred rent	1,185	1,347
Total long-term liabilities	2,272	2,795
Total liabilities	37,788	33,288
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 80,709,970 issued and 54,542,612 outstanding in 2017 and 78,913,266 issued and 53,643,139 outstanding in 2016	778	769
Additional paid-in capital	381,457	374,386
Treasury stock, at cost; 26,167,358 common shares in 2017 and 25,270,127 common shares in 2016	(102,343)	(97,770)
Accumulated deficit	(236,372)	(228,315)
Total stockholders’ equity	43,520	49,070
Total liabilities and stockholders’ equity	$81,308	$82,358

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015
Revenues	$65,663	$60,144	$54,713
Cost of revenue	12,602	10,533	9,593
Gross margin	53,061	49,611	45,120
Research and development expenses	10,980	9,553	8,317
Selling, general and administrative expenses	31,871	30,742	28,887
Operating income	10,210	9,316	7,916
Other income (expense):
Investment and other income	339	246	244
Interest expense	—	33	—
Total other income	339	213	244
Income before income taxes	10,549	9,529	8,160
Income tax expense	18,606	3,692	3,144
Net income (loss)	$(8,057)	$5,837	$5,016
Basic income (loss) per common share	$(0.15)	$0.11	$0.09
Diluted income (loss) per common share	$(0.15)	$0.11	$0.09

Weighted average shares outstanding
Basic common shares outstanding	53,430,492	53,819,772	56,421,833
Diluted common shares outstanding	53,430,492	54,395,145	57,476,006

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except share data)	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, December 31, 2014	75,017,775	$741	$361,579	$(66,882)	$(239,168)	$56,270
Issuance of common stock upon exercise of stock options	2,668,928	26	8,648	—	—	8,674
Issuance of common stock upon vesting of restricted stock units, net	65,750	—	—	—	—	—
Issuance of restricted common stock, net	100,000	—	—	—	—	—
Employee stock-based compensation costs	—	—	2,173	(361)	—	1,812
Treasury repurchase program	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	5,016	5,016
Balance, December 31, 2015	77,852,453	767	372,400	(82,243)	(234,152)	56,772
Issuance of common stock upon exercise of stock options	123,760	2	203	—	—	205
Issuance of common stock upon vesting of restricted stock units, net	179,914	—	—	—	—	—
Issuance of common stock upon vesting of performance stock units, net	97,428	—	—	—	—	—
Issuance of restricted common stock, net	518,211	—	—	—	—	—
Issuance of restricted performance common stock, net	141,500	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,783	(527)	—	1,256
Treasury repurchase program	—	—	—	(15,000)	—	(15,000)
Net income	—	—	—	—	5,837	5,837
Balance, December 31, 2016	78,913,266	769	374,386	(97,770)	(228,315)	49,070
Issuance of common stock upon exercise of stock options	932,303	9	4,197	—	—	4,206
Issuance of common stock upon vesting of restricted stock units, net	126,167	—	—	—	—	—
Issuance of common stock upon vesting of performance stock units, net	20,999	—	—	—	—	—
Issuance of restricted common stock, net	645,623	—	—	—	—	—
Issuance of restricted performance common stock, net	71,612	—	—	—	—	—
Employee stock-based compensation costs	—	—	2,874	(762)	—	2,112
Treasury repurchase program	—	—	—	(3,811)	—	(3,811)
Net income (loss)	—	—	—	—	(8,057)	(8,057)
Balance, December 31, 2017	80,709,970	$778	$381,457	$(102,343)	$(236,372)	$43,520

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015
Operating activities:
Net income (loss)	$(8,057)	$5,837	$5,016
Non-cash items in net income (loss):
Depreciation and amortization	2,741	2,303	2,152
Employee stock-based compensation expense	2,874	1,783	2,173
Changes in deferred taxes	18,470	3,186	2,743
Changes in operating assets and liabilities:
Receivables	64	(711)	954
Prepaid and other assets	(386)	79	(536)
Accounts payable	645	(15)	(81)
Deferred revenue	1,370	3,200	1,536
Accrued and other liabilities	483	(411)	1,660
Net cash provided by operating activities	18,204	15,251	15,617
Investing activities:
Purchases of property and equipment	(3,041)	(2,136)	(1,951)
Acquisition of business, net of cash acquired	(8,244)	—	—
Net cash used in investing activities	(11,285)	(2,136)	(1,951)
Financing activities:
Proceeds from exercise of stock options	4,206	205	8,674
Treasury stock	(4,573)	(15,527)	(15,361)
Net cash used in financing activities	(367)	(15,322)	(6,687)
Increase (decrease) in cash and cash equivalents	6,552	(2,207)	6,979
Cash and cash equivalents, beginning of year	26,457	28,664	21,685
Cash and cash equivalents, end of year	$33,009	$26,457	$28,664

See notes to consolidated financial statements.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Zix Corporation (“Zix,” the “Company,” “we,” “our,” “us”) provides email encryption, advanced threat protection, email archiving, data loss prevention (“DLP”) and Bring-Your-Own-Device (“BYOD”) solutions to meet the data protection and compliance needs of organizations primarily in the healthcare, financial services, and government sectors.

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

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer and office equipment and software — three years; leasehold improvements — the shorter of five years or the lease term; and furniture and fixtures — five years. We recorded a depreciation expense of $2.4 million for the year ended December 31, 2017. We allocated $1.7 million of the expense to cost of revenue, $412 thousand to research and development expense, and $326 thousand to selling, marketing, and general and administrative expenses.

Goodwill and Other Intangible Assets — We account for the valuation of goodwill and other intangible assets after classifying intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with finite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired.

Goodwill was $8.5 million, or 10%, and $2.2 million, or 3% of total assets for the years ended December 31, 2017 and 2016, respectively.

We evaluate the goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. We include our entire Company as the reporting unit. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. No impairment was recorded for any of the periods presented.

Our intangible assets with finite lives are amortized using a straight line basis over their economic useful lives.

Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the benefit of the deferred tax asset will be realized on future federal or state income tax returns. At December 31, 2017, we provided a valuation allowance against a significant portion, $30.8 million, of our accumulated U.S. deferred tax assets, reflecting our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax asset not subject to a valuation allowance is valued at $25.6 million, and consists of $20.9 million for federal net operating loss carryforwards, $877 thousand relating to temporary timing differences between U.S. GAAP and tax-related expense, $2.3 million relating to U.S. state income tax credits and $1.5 million related to Alternative Minimum Tax credits. If U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could also have a significant negative impact on our operating results.

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

Leases — A leased asset whose lease terms meet the criteria for capitalization is recorded as an asset and depreciated. If a lease does not meet the criteria for capitalization, it is classified as an operating lease and payments are recorded as rent expense. For 2017 and 2016 we had no leases that qualified as capital leases. Lease renewal options which we are “reasonably assured” of using and the related payments are taken into account when initially classifying and recording the lease as a capital lease obligation or as straight-line rent if an operating lease. Funds provided by the lessor for leasehold improvements are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the lease term.

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

Approximately 19% of our revenue in 2017 was derived from hosted email encryption solutions. We apply general revenue recognition guidance to these hosted arrangements.

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

Advertising Expense — Advertising costs are expensed as incurred. Our operations include advertising expense of $1.5 million, $1.9 million, and $2.1 million  in 2017, 2016, and 2015, respectively.

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

The standard is effective for us beginning 2018, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have begun an assessment of the guidance and expect our revenue to remain primarily unchanged. We are additionally analyzing the effect of the new guidance on the timing of our recognition of the incremental costs of obtaining contracts. While we are still evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements, we anticipate applying the modified retrospective approach of adopting the standard. We also expect to record an adjustment of approximately $7 million to our retained earnings opening balance as of January 1, 2018.

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

3. Stock Options and Stock-based Employee Compensation

Below is a summary of common stock options outstanding at December 31, 2017:

	Authorized Shares	Options Outstanding	Options Vested	Available for Grant
Employee and Director Stock Option Plans:
2001 Stock Option Plan	2,525,000	7,000	7,000	—
2001 Employee Stock Option Plan	300,000	4,020	4,020	—
2004 Stock Option Plan	5,000,000	248,544	248,544	—
2006 Director’s Stock Option Plan	1,100,000	116,000	116,000	—
2012 Incentive Plan	6,300,000	645,750	456,812	1,215,406
Total	15,225,000	1,021,314	832,376	1,215,406

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

For the twelve months ended December 31, 2017, 2016, and 2015, respectively, the total stock-based compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs, and Performance Stock was recorded to the following line items of our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cost of revenue	$304	$186	$182
Research and development expenses	374	246	242
Selling, general and administrative expenses	2,196	1,351	1,749
Stock-based compensation expense	$2,874	$1,783	$2,173

Our 2017 stock-based compensation expense includes $292 thousand related to accelerated vesting of awards associated with executive departures. Our 2016 stock-based compensation expense includes $280 thousand related to the accelerated vesting of awards related to our CFO transition.  A deferred tax asset of $824 thousand, $506 thousand, and $625 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the twelve months ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, there was $4.6 million of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock award plans. This cost is expected to be recognized over a weighted average period of 1.5 years.

We use the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. The Company uses the “historical” method to calculate the estimated life of any options that may be granted beginning 2014. The expected stock price volatility was calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options. We granted 30,750 options in 2017 and 373,187 options in 2016. No options were granted in 2015.

The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.02%	1.21%	—
Expected option life (years)	5.7	5.3	—
Expected stock price volatility	42%	44%	—
Expected dividend yield	—	—	—
Fair value of options granted	$2.06	$1.51	—

The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company. The weighted average grant-date fair value of awards of restricted stock and restricted stock units is based on quoted market price of the Company’s common stock on the date of grant.

Stock Option Activity

There were 932,303 stock options exercised for the twelve months ended December 31, 2017. No excess tax benefit was recorded as a result of these stock option exercises. For the comparative period in 2016, there were 123,760 stock options exercises, resulting in a $55 thousand in excess tax benefit. In the twelve months ended December 31, 2015, there were 2,668,928 stock option exercises, resulting in a $19 thousand excess tax benefit.

The following is a summary of all stock option transactions for the three years ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at January 1, 2015	4,490,509	$3.42
Granted at market price	—	$—
Cancelled or expired	(47,029)	$4.69
Exercised	(2,668,928)	$3.25
Outstanding at December 31, 2015	1,774,552	$3.65
Granted at market price	373,187	$3.70
Cancelled or expired	(63,700)	$3.95
Exercised	(123,760)	$1.66
Outstanding at December 31, 2016	1,960,279	$3.78
Granted at market price	30,750	$4.96
Cancelled or expired	(37,412)	$4.71
Exercised	(932,303)	$4.51
Outstanding at December 31, 2017	1,021,314	$3.11	5.40
Options exercisable at December 31, 2017	832,376	$2.96	4.73

At December 31, 2017, 983,564 options outstanding and 802,314 options exercisable had an exercise price lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $1.3 million and $1.2 million, respectively.  At December 31, 2016, all 1,960,279 options outstanding and all 1,685,732 options exercisable had an exercise price lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $2.3 million and $1.9 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016, was $914 thousand and $290 thousand, respectively.

Summarized information about stock options outstanding at December 31, 2017, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.11 - $1.99	73,564	1.48	$1.52	73,564	$1.52
$2.00 - $3.49	441,813	3.86	$2.57	441,813	$2.57
$3.50 - $4.99	505,937	7.31	$3.81	316,999	$3.83
	1,021,314	5.40	$3.11	832,376	$2.96

There were 1,685,732 and 1,636,238 exercisable options at December 31, 2016 and 2015, respectively.

Restricted Stock Activity

The following is a summary of all Restricted Stock activity during the three years ended December 31, 2017:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at January 1, 2015	604,250	$3.45
Granted at market price	100,000	$5.18
Vested	(240,750)	$3.35
Cancelled	(40,250)	$3.57
Non-vested restricted stock at December 31, 2015	423,250	$3.91
Granted at market price	573,461	$3.75
Vested	(292,469)	$3.50
Cancelled	(15,000)	$4.11
Non-vested restricted stock at December 31, 2016	689,242	$3.94
Granted at market price	665,623	$5.02
Vested	(251,956)	$4.00
Cancelled	(20,000)	$4.96
Non-vested restricted stock at December 31, 2017	1,082,909	$4.57

No excess tax benefit was recorded as a result of vesting Restricted Stock in 2017. For the comparative periods in 2016 and 2015, we recorded a $59 thousand, and an $84 thousand excess tax benefit, respectively.

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three years ended December 31, 2017:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at January 1, 2015	182,750	$3.52
Granted at market price	215,000	$3.88
Vested	(65,750)	$3.29
Cancelled	(32,500)	$3.88
Non-vested restricted stock units at December 31, 2015	299,500	$3.79
Granted at market price	38,500	$3.74
Vested	(179,914)	$3.66
Cancelled	—	—
Non-vested restricted stock units at December 31, 2016	158,086	$3.92
Granted at market price	54,500	$4.96
Vested	(126,167)	$4.07
Cancelled	—	—
Non-vested restricted stock units at December 31, 2017	86,419	$4.36

No excess tax benefit was recorded as a result of these vesting RSU’s in 2017. For the comparative period in 2016, we recorded an $8 thousand excess tax benefits. No excess tax benefits resulted from the vesting of RSU’s in 2015.

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three years ended December 31, 2017:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested performance RSUs at January 1, 2015	—	—
Granted at market price	215,000	$3.88
Vested	—	—
Forfeited	(32,500)	$3.88
Non-vested performance RSUs at December 31, 2015	182,500	$3.88
Granted at market price	22,500	$3.61
Vested	(97,428)	$3.88
Forfeited	(16,741)	$3.88
Non-vested performance RSUs at December 31, 2016	90,831	$3.81
Granted at market price	11,500	$4.96
Vested	(20,999)	$4.08
Forfeited	(41,668)	$3.83
Non-vested performance RSUs at December 31, 2017	39,664	$3.98

No excess tax benefit was recorded as a result of these vesting performance RSU’s in 2017. For the comparative period in 2016, we recorded a $15 thousand excess tax benefits.

Performance Stock Activity

The following is a summary of all Performance Stock activity during the two years ended December 31, 2017:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested performance stock at January 1, 2016	—	—
Granted at market price	141,500	$3.61
Vested	(20,000)	$3.61
Forfeited	—	—
Non-vested performance stock at December 31, 2016	121,500	$3.61
Granted at market price	112,112	$4.96
Vested	—	—
Forfeited	(40,502)	$3.61
Non-vested performance stock at December 31, 2017	193,110	$4.39

As a result of vesting Performance Stock $5 thousand in excess tax benefits was recorded in 2016.

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSU’s, and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

4. Supplemental Cash Flow Information

Supplemental information relating to interest and taxes:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Interest payments	$—	$33	$—
Income tax payments	$636	$670	$332

5. Receivables, net

(In thousands)	December 31,
	2017	2016
Gross accounts receivables	$9,307	$8,417
Allowance for returns and doubtful accounts	(270)	(91)
Unpaid portion of deferred revenue	(7,648)	(7,117)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$1,389	$1,209

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at December 31, 2017 and 2016.

6. Prepaid and other current assets

(In thousands)	December 31,
	2017	2016
Prepaid insurance, maintenance, software licenses and other	$2,386	$2,381
Deferred commissions	415	435
Tax-related	421	13
Prepaid and other current assets	$3,222	$2,829

7. Property and Equipment

(In thousands)	December 31,
	2017	2016
Computer and office equipment and software	$25,379	$24,303
Leasehold improvements	6,763	6,733
Furniture and fixtures	2,136	2,011
	34,278	33,047
Less accumulated depreciation and amortization	(30,230)	(29,071)
Property and equipment, net	$4,048	$3,976

Our operations include depreciation expense related to property and equipment of $2.4 million, $2.3 million, and $2.2 million in 2017, 2016, and 2015, respectfully.

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, are as follows:

	Year Ended December 31,
(In thousands)	2017	2016
Opening balance	$2,161	$2,161
Additions	6,308	—
Goodwill	$8,469	$2,161

Our 2017 acquisitions of Greenview and EMS resulted in the increase to our goodwill in 2017. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There were no impairment indicators to the goodwill recorded as of December 31, 2017.

Our other intangible assets consist of the following:

	December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal use software	$802	$—	$802
Trademark/names	170	(26)	144
Technology	4,024	(2,183)	1,841
Customer relationships	2,880	(144)	2,736
Intangible assets, net	$7,876	$(2,353)	$5,523

For the twelve months ended December 31, 2017, amortization of intangible assets was recorded to the following line items of our consolidated statements of operations:

Year Ended December 31,
(In thousands)	2017
Cost of revenue	$149
Selling, general and administrative expenses	170
Amortization of intangible assets	$319

The following table summarizes our estimated future amortization expense:

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Amortization expense	$614	$614	$614	$614	$447	$2,622	$5,523

9. Accrued Expenses

	December 31,
(In thousands)	2017	2016
Employee compensation and benefits	$4,452	$2,739
Professional fees	356	405
Taxes	154	434
Other	1,138	787
Total accrued expenses	$6,100	$4,365

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

The Company recorded a contingent liability for the estimated fair value of earn-out consideration payments in our Greenview acquisition. The Company determined the fair value of this earn-out liability based on the probability of attainment of certain sales milestones. Any changes to the variables and assumptions could significantly impact the estimated fair values recorded for the liability, resulting in significant changes to the Consolidated Statements of Operations. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements, which reflect the Company’s own assumptions concerning the achievement of the sales milestones in measuring the fair value of the acquisition-related contingent earn-out lability.

The following table represents a reconciliation of our acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using Level 3 inputs for the year ended December 31, 2017:

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2016	$—
Additions during the period	1,020
Adjustments to fair value during the period recorded in General and Administrative expenses	468
Balance at December 31, 2017	$1,488

11. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015, are as follows:

	Year Ended December 31,
	2017	2016	2015
Basic weighted average shares	53,430,492	53,819,772	56,421,833
Effect of dilutive securities:
Employee and director stock options	—	317,329	741,002
Restricted Stock	—	149,817	172,126
RSUs	—	63,484	100,353
Performance RSUs	—	24,449	40,692
Performance Stock	—	20,294	—
Potential dilutive common shares	53,430,492	54,395,145	57,476,006

For the year ended December 31, 2017, potential common shares of all securities were excluded from the calculation of diluted earnings per share because the awards were anti- dilutive. For the years ended December 31, 2016, and 2015, weighted average shares related to certain stock options of  1,079,474; and 1,005,328, respectively, were excluded from the calculation of diluted earnings per share because the stock options were anti-dilutive.     Anti-dilutive Restricted Stock, RSUs, and Performance RSUs, and Performance Stock of 109,293; 20,600; 886; and 5,572, respectively, were also excluded from the calculation for the year ended December 31, 2016. Anti-dilutive Restricted Stock, RSUs, and Performance RSUs of 56,542; 33,512; and 24,486; respectively, were also excluded from the calculation for the year ended December 31, 2015.

12. Significant Customers

In 2017, 2016, and 2015, no single customer accounted for 10% or more of our revenues.

13. Commitments and Contingencies

Leases

We lease office facilities under non-cancelable operating lease agreements. Our operations include rent expense for these operating leases of $1.4 million in each of 2017, 2016, and 2015. The lease of our headquarters facility in Dallas expires in 2024.

A summary of our fixed contractual obligations and commitments at December 31, 2017, is as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$1,631	$1,435	$1,149	$1,059	$1,089	$1,977	$8,340

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

14. Income Taxes

Components of the income taxes are as follows:

(In thousands)	2017	2016	2015
Current:
U.S.	$183	$100	$58
State	(196)	329	196
Foreign	156	75	146
Deferred
Federal	18,461	3,185	2,744
Foreign	2	3	—
Income tax expense	$18,606	$3,692	$3,144

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (‘the Tax Act”) which significantly changed U.S. tax law. The Tax Act, among other things, lowered the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we remeasured our deferred tax assets as of December 31, 2017, which increased our income tax expense by approximately $12.5 million.

A reconciliation of the expected U.S. tax expense (benefit) to income taxes is as follows:

(In thousands)	2017	2016	2015
Expected tax expense at U.S. statutory rate	$3,587	$3,250	$2,775
Change in Corporate Tax Rate- Deferreds	12,473	—	—
Decrease in valuations allowance- Other	2,064	—	—
Nondeductible expense and nontaxable income	890	114	133
State income taxes	(129)	217	129
Foreign income taxes	159	78	146
Other	(438)	33	(39)
Income tax expense	$18,606	$3,692	$3,144

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our U.S. deferred income taxes as of December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Deferred tax assets:
Nondeductible	$112	$157
U.S. net operating loss carryforwards	48,769	81,791
State net operating loss carryforwards	321	268
Tax credit carryforwards	6,450	6,029
Stock-based compensation	750	1,536
Intangible assets	(1,342)	180
Depreciable assets	851	1,422
Other assets	1,039	1,065
Total deferred tax assets	56,950	92,448
Deferred tax liabilities:
Prepaid expenses	(532)	(696)
Total deferred tax assets	56,418	91,752
Less valuation allowance	(30,773)	(46,028)
Net deferred tax assets	$25,645	$45,724

The Company has partially reserved its U.S. net deferred tax assets in 2017 and 2016 due to the uncertainty of future taxable income. The Company has U.S. net operating loss carryforwards of approximately $232 million which begin to expire in 2020. The Company has state credits that net of federal tax expense total $2.2 million which can be utilized through 2027 and state net operating losses that have various expiration dates. The Company also has tax credit carryforwards of approximately $4.2 million consisting of business tax credits which begin to expire in 2017 and alternative minimum tax credits which do not expire.

We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company's ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

The Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2017, or during the prior three years. We have determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

15. Employee Benefit Plan

401(k) Plan — We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of our U.S. employees. Under the plan, contributions are voluntarily made by employees, and we may provide contributions based on the employees’ contributions. Our operating income includes $512 thousand, $448 thousand, and $389 thousand in 2017, 2016, and 2015, respectively, for net contributions from operations to this plan.

16. Zix Repurchase Program

On April 24, 2017, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $10 million of its shares of common stock. The shares repurchase program will expire May 31, 2018. During the year ended December 31, 2017, the Company repurchased 750,000 shares at an aggregate cost of $3.8 million.

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

17. Acquisitions

Greenview Data, Inc.

On March 15, 2017, the Company acquired all of the outstanding capital stock of Greenview Data, Inc. (“Greenview”), a provider of antivirus, anti-spam, and archiving products, for a total purchase price of $7.7 million, including cash consideration of $6.7 million, subject to a customary post-closing adjustment for working capital. Our acquisition of Greenview addresses increasing buyer demand for email security bundles by adding these capabilities to our existing portfolio of encryption services. Of the cash consideration paid, $650 thousand was deposited into an escrow account for the satisfaction of certain indemnification claims of the Company, if any, during the two year period following the closing of the acquisition, after which the balance, if any, will be distributed to the selling shareholders. Because sales of Greenview products met certain sales milestones by December 31, 2017, the Company is also contractually obligated to pay earn-out consideration in cash of $800 thousand in the first quarter 2018.  The Company may be required to pay a further $800 thousand of earn-out consideration in cash should sales of the Greenview products achieve a separate target by December 31, 2018. Contingent consideration is considered a Level 3 fair value measurement.

Revenue from Greenview was $2.4 million for the year ended December 31, 2017, and due to the continued integration of the combined businesses, it was impracticable to determine the earnings. The Company incurred $427 thousand in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2107.

We accounted for the acquisition as the purchase of a business and have initially recorded the excess purchase price as goodwill. The goodwill from this transaction is not deductible for tax purposes. The intangible assets we acquired from Greenview consist of trademarks, internally developed software, and customer relationships, which we are amortizing over an estimated useful live of 5 years, 10 years, and 15 years, respectively. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since our March 15, 2017, acquisition date.

The following table summarizes the provisional fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Current assets	$334
Property and equipment	255
Trademark/names	170
Technology	1,990
Customer relationships	2,880
Goodwill	4,337
Total assets	9,966

Liabilities:
Deferred revenue	$537
Other current liabilities	124
Deferred tax liability	1,609
Total liabilities	2,270

Net assets recorded	$7,696

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

Revenue from EMS was not material for the year ended December 31, 2017, and due to the continued integration of the combined businesses, it was impracticable to determine the earnings. The Company incurred $59 thousand in acquisition-related costs which were recorded within operating expenses for the year ended December 31, 2107.

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

The following table summarizes the provisional fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Goodwill	$1,972
Total assets	1,972

Liabilities:
Deferred revenue	$322
Total liabilities	322

Net assets recorded	$1,650

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the twelve month periods ending December 31, 2017, and 2016, respectively, as though the Greenview and EMS acquisitions that occurred during the reporting period had occurred as of the beginning of the earliest period presented, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, such as amortization expense of intangible assets and acquisition-related transaction costs. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the earliest period presented, nor are they indicative of future results of operations:

	Twelve Months Ended December 31,
(In thousands, except per share data)	2017	2016
Revenues	$66,783	$63,774
Net income (loss)	(6,816)	5,867
Basic income (loss) per common share	$(0.13)	$0.11
Diluted income (loss) per common share	$(0.13)	$0.11

The Company is in the process of determining the valuation of certain property, equipment and intangible assets and liabilities, which may result in further refinement of the allocation of the purchase price for these acquisitions.

18. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016:

	Quarter Ended
(In thousands except per share data)	March 31	June 30	September 30	December 31
2017
Revenues	$15,893	$16,378	$16,592	$16,800
Gross margin	13,070	13,131	13,320	13,540
Net income (loss)	1,775	1,139	1,905	(12,877)
Basic net income (loss) per common share*	0.03	0.02	0.04	(0.24)
Diluted net income (loss) per common share*	0.03	0.02	0.03	(0.24)
2016
Revenues	$14,328	$14,930	$15,308	$15,578
Gross margin	11,791	12,295	12,656	12,869
Net income	1,570	559	1,769	1,939
Basic net income per common share*	0.03	0.01	0.03	0.04
Diluted net income per common share*	0.03	0.01	0.03	0.04

*

Net income (loss) per share is calculated independently for each quarter. The sum of Net income (loss) per share for each quarter may not equal the total Net income (loss) per share for the year due to rounding differences.