Form 10-Q
period 2018-03-31
ZIX CORP
filed 2018-05-08
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common Stock, par value $0.01 per share	53,736,408

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,269	$33,009
Receivables, net	1,114	1,389
Prepaid and other current assets	2,668	3,222
Total current assets	33,051	37,620
Property and equipment, net	3,843	4,048
Other assets and deferred costs	7,094	—
Intangible assets, net	6,442	5,524
Goodwill	7,568	8,469
Deferred tax assets	23,119	25,647
Total assets	$81,117	$81,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$758	$1,053
Accrued expenses	4,378	6,101
Deferred revenue	26,473	28,362
Total current liabilities	31,609	35,516
Long-term liabilities:
Deferred revenue	1,402	1,087
Deferred rent	1,140	1,185
Total long-term liabilities	2,542	2,272
Total liabilities	34,151	37,788
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 81,259,654 issued and 54,251,627 outstanding in 2018 and 80,709,970 issued and 54,542,612 outstanding in 2017	778	778
Additional paid-in capital	382,084	381,457
Treasury stock, at cost; 27,008,027 common shares in 2018 and 26,167,358 common shares in 2017	(105,980)	(102,343)
Accumulated deficit	(229,916)	(236,372)
Total stockholders’ equity	46,966	43,520
Total liabilities and stockholders’ equity	$81,117	$81,308

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2018	2017
Revenues	$16,654	$15,893
Cost of revenues	3,514	2,823
Gross margin	13,140	13,070
Operating expenses:
Research and development	2,977	2,423
Selling, general and administrative	7,554	7,985
Total operating expenses	10,531	10,408
Operating income	2,609	2,662
Other income, net	119	79
Income before income taxes	2,728	2,741
Income tax expense	(836)	(966)
Net income	$1,892	$1,775
Basic income per common share	$0.04	$0.03
Diluted income per common share	$0.04	$0.03
Basic weighted average common shares outstanding	52,875,428	52,959,185
Diluted weighted average common shares outstanding	53,481,104	53,666,649

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, January 1, 2018, as reported	80,709,970	$778	$381,457	$(102,343)	$(236,372)	$43,520
Cumulative effect adjustment from changes in accounting standards, net of taxes (see Note 2)	—	—	—	—	4,564	4,564
Balances, January 1, 2018, as adjusted	80,709,970	778	381,457	(102,343)	(231,808)	48,084
Net issuance of common stock upon vesting of restricted stock units	50,751	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	32,665	—	—	—	—	—
Net issuance of restricted common stock	370,322	—	—	—	—	—
Net issuance of restricted performance common stock	95,946	—	—	—	—	—
Employee stock-based compensation costs	—	—	627	(547)	—	80
Treasury repurchase program	—	—	—	(3,090)	—	(3,090)
Net income	—	—	—	—	1,892	1,892
Balances, March 31, 2018	81,259,654	$778	$382,084	$(105,980)	$(229,916)	$46,966

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating activities:
Net income	$1,892	$1,775
Non-cash items in net income:
Depreciation and amortization	746	575
Employee stock-based compensation costs	627	590
Changes in deferred taxes	912	807
Changes in operating assets and liabilities:
Receivables	275	443
Prepaid and other current assets	554	244
Other assets and deferred costs	(914)	—
Accounts payable	(295)	12
Deferred revenue	(1,586)	654
Earn-out payment	(195)	—
Accrued and other liabilities	(968)	(959)
Net cash provided by operating activities	1,048	4,141
Investing activities:
Purchases of property and equipment	(546)	(463)
Acquisition of business, net of cash acquired	—	(6,550)
Net cash used in investing activities	(546)	(7,013)
Financing activities:
Proceeds from exercise of stock options	—	300
Earn-out payment	(605)	—
Purchase of treasury shares	(3,637)	(453)
Net cash used in financing activities	(4,242)	(153)
Decrease in cash and cash equivalents	(3,740)	(3,025)
Cash and cash equivalents, beginning of period	33,009	26,457
Cash and cash equivalents, end of period	$29,269	$23,432

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“Zix” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2017 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods.

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective transition method. The cumulative effect of applying the standard was a $4.6 million increase to shareholder’s equity as of January 1, 2018. The Company’s condensed consolidated statement of income for the three month period ended March 31, 2018, and the Company’s condensed consolidated balance sheet at March 31, 2018, are presented under ASC 606, while the Company’s condensed consolidated statement of income for the three month period ended March 31, 2017, and the Company’s condensed consolidated balance sheet at December 31, 2017, are presented under ASC 605, Revenue Recognition. See note 2 for disclosure of the impact of the adoption of ASC 606 on the Company’s condensed consolidated statement of income for the three month period ended March 31, 2018 and the Company’s condensed consolidated balance sheet at March 31, 2018, and the effect of changes made to the Company’s consolidated balance sheet as of January 1, 2018.

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three month period ended March 31, 2018, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

2. Recent Accounting Standards and Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, which supersedes most prior revenue recognition guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard became effective for us beginning 2018. Our Company provides primarily email encryption and advanced threat protection security solutions as subscription services in which we recognize revenue as our services are rendered. We determined our revenue was not materially impacted by the new guidance. However, the guidance did require us to increase the amortization period of our sales commission expense. We applied the guidance to commission earned on all contracts that were not complete as of January 1, 2018. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. Our Company elected to use a portfolio approach, applying 8 year, 4 year, and 18 month amortization periods to our new, add-on, and renewal sales commission expenses, respectively. Determination of the amortization period and the subsequent assessment for impairment of the deferred cost asset requires significant judgement.

We applied a modified retrospective approach to our implementation of ASC 606 in which we recognized a $4.6 million cumulative effect adjustment to our 2018 retained earnings opening balance related to our increased amortization period. This adjustment includes a $1.6 million impact to our deferred tax asset. The table below presents the cumulative effect of the changes made to our condensed consolidated balance sheet due to the adoption of ASC 606:

(In thousands)	January 1, 2018
	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, as Adjusted
Assets:
Prepaid and other current assets	3,222	(415)	2,807
Other assets and deferred costs	—	6,595	6,595
Deferred tax assets	25,647	(1,616)	24,031
Stockholders’ equity:
Accumulated deficit	(236,372)	4,564	(231,808)

Financial statement results as reported under the new revenue standard as compared to the previous standard for the three months ended and as of March 31, 2018, are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	Under ASC 605	Under ASC 606	Variance
Revenues	$16,654	$16,654	$—
Cost of revenues	3,514	3,514	—
Gross margin	13,140	13,140	—
Operating expenses:
Research and development	2,977	2,977	—
Selling, general and administrative	8,092	7,554	(538)
Total operating expenses	11,069	10,531	(538)
Operating income	2,071	2,609	538
Other income, net	119	119	—
Income before income taxes	2,190	2,728	538
Income tax expense	(723)	(836)	(113)
Net income	$1,467	$1,892	$425
Basic income per common share	$0.03	$0.04	$0.01
Diluted income per common share	$0.03	$0.04	$0.01

(In thousands)	March 31, 2018
	Under ASC 605	Under ASC 606	Variance
Assets:
Prepaid and other current assets	3,043	2,668	(375)
Other assets and deferred costs	—	7,094	7,094
Deferred tax assets	24,735	23,119	(1,616)
Stockholders’ equity:
Accumulated deficit	(234,905)	(229,916)	4,989

Cash Flow Statement

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The ASU was issued with the intent to reduce diversity in practice with respect to eight types of cash flows. The new guidance addressed debt prepayment or extinguishment of costs, settlement of zero-coupon bonds, contingent consideration made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle.

The standard became effective for us beginning 2018. We applied the new guidance within our Condensed Consolidated Statements of Cash Flows classification to an $800 thousand earn-out payment associated with our Greenview Data acquisition. Because this consideration payment was not made soon after the consummation date, as required by the guidance, we classified $605 thousand of the payment as a financing activity. This reflects the portion of the payment recognized a contingent liability as of the acquisition date. The $195 thousand balance of the payment was in excess of the original contingent consideration liability and was classified as an operating activity. The standard had no other impact to our condensed consolidated financial statements.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of March 31, 2018 the Company had 1,014,314 stock options outstanding, 1,162,143 non-vested Restricted Stock awards; 211,182 non-vested Performance Stock awards; 52,168 non-vested RSUs; 12,500 non-vested Performance RSUs and 483,002 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2017	1,021,314	$3.11
Granted at market price	—	—
Cancelled or expired	(7,000)	4.24
Exercised	—	—
Outstanding at March 31, 2018	1,014,314	$3.10	5.19
Options exercisable at March 31, 2018	851,814	$2.98	4.64

At March 31, 2018, 983,564 stock options outstanding and 821,064 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options were $1.2 million and $1.1 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended March 31, 2018:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2017	1,082,909	$4.57
Granted at market price	476,990	4.04
Vested	(291,088)	4.56
Cancelled	(106,668)	4.80
Non-vested restricted stock at March 31, 2018	1,162,143	$4.33

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended March 31, 2018:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at December 31, 2017	86,419	$4.36
Granted at market price	16,500	4.04
Vested	(50,751)	4.18
Cancelled	—	—
Non-vested restricted stock units at March 31, 2018	52,168	$4.42

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended March 31, 2018:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at December 31, 2017	39,664	$3.98
Granted at market price	5,501	4.04
Vested	(32,665)	3.91
Forfeited	—	—
Non-vested performance RSUs at March 31, 2018	12,500	$4.20

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended March 31, 2018:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at December 31, 2017	193,110	$4.39
Granted at market price	112,612	4.04
Vested	(77,874)	4.26
Forfeited	(16,666)	4.41
Non-vested performance stock at March 31, 2018	211,182	$4.25

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended March 31, 2018, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended March 31, 2018
Cost of revenues	$68,000
Research and development	90,000
Selling, general and administrative	469,000
Stock-based compensation expense	$627,000

A deferred tax asset totaling $124 thousand and $172 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the three month periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $5.9 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.60 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash income tax payments	$38	$40

5. Receivables, net

(In thousands)	March 31, 2018	December 31, 2017
Gross accounts receivables	$10,521	$9,307
Allowance for returns and doubtful accounts	(257)	(270)
Unpaid portion of deferred revenue	(9,150)	(7,648)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$1,114	$1,389

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2018.

6. Revenue from Contracts with Customers

Accounting policies

Our Company provides message security solutions as subscription services in which we recognize revenue as our services are rendered. Our contracts are typically one to three year contracts billed annually. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by our company from a customer  (e.g., sales, use, value added, and some excise taxes).

Disaggregation of Revenue

In the three months ended March 31, 2018, we recorded revenue for our services in the following core industry verticals: 50% healthcare, 28% financial services, 7% government sector, and 15% as other.

We operate as a single operating segment. Revenue generated from our email protection services represented 100% of our revenues in the three months ended March 31, 2018 and 2017. Further, we sell our solutions as a bundle, applying significant judgement to allocate transaction prices of our services based on the standalone selling price of our component services.

Contract balances

Our contract assets include our accounts receivables, discussed in Footnote 5 above, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. Upon our adoption of ASU 606 we recorded a cumulative effect adjustment, establishing a $6.6 million noncurrent deferred contract asset in recognition of the lengthened amortization period required by the new guidance, The Company simultaneously released the previously existing current deferred commission asset balance of $415 thousand. During the three months ended March 31, 2018, we increased our noncurrent deferred contract asset $943 thousand resulting from commissions earned by our sales team during the quarter. We also amortized $444 thousand of deferred cost as a selling and marketing expense in the same period. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2018.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $1.6 million decrease to our net deferred revenue is related to the timing of orders and payments.

Performance obligations

As of March 31, 2018, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, is $70.8 million. We expect to recognize approximately $36.1 million of revenue related to this backlog during the remainder of 2018, $20.9 million in 2019, and $13.8 million in periods thereafter.

Approximately $15.1 million of our $16.7 million revenue recognized in the three months ended March 31, 2018, was included in our performance obligation balance at the beginning of the period.

7. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the applicable period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three months ended March 31, 2018 and 2017, are as follows:

	Three Months ended March 31,
	2018	2017
Basic weighted average common shares	52,875,428	52,959,185
Effect of dilutive securities:
Employee and director stock options	263,757	379,225
Restricted stock	238,188	227,562
RSUs	27,184	60,026
Performance RSUs	19,194	15,284
Performance Stock	57,353	25,367
Dilutive weighted average common shares	53,481,104	53,666,649

During the three months ended March 31, 2018, weighted average shares related to 193,250 stock options, 451,022 shares of Restricted Stock, 24,334 RSUs, 3,666 Performance RSUs, and 74,145 shares of Performance Stock were excluded from the calculation of diluted earnings per share as anti-dilutive. During the three months ended March 31, 2017, weighted average shares related to 241,058 stock options, 255,712 shares of Restricted Stock, 18,974 RSUs, 6,006 Performance RSUs, and 58,547 shares of Performance Stock were excluded from the calculation of diluted earnings per share because these awards were anti-dilutive.

8. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at March 31, 2018, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$7,921	$1,596	$2,463	$2,162	$1,700

We have not entered into any material, non-cancelable purchase commitments at March 31, 2018.

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

The Company recorded a contingent liability for the estimated fair value of earn-out consideration payments in our Greenview (as defined herein) acquisition. The Company determined the fair value of this earn-out liability based on the probability of attainment of certain sales milestones. Any changes to the variables and assumptions could significantly impact the estimated fair values recorded for the liability, resulting in significant changes to the Condensed Consolidated Statements of Operations. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements, which reflect the Company’s own assumptions concerning the achievement of the sales milestones in measuring the fair value of the acquisition-related contingent earn-out liability.

The following table represents a reconciliation of our acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using Level 3 inputs for the three month period ended March 31, 2018:

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2017	$1,488
Payments during the period	(800)
Adjustments to fair value during the period recorded in General and Administrative expenses	378
Balance at March 31, 2018	$1,066

10. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the three month periods ended March 31, 2018 and 2017:

	Three Months ended March 31,
(In thousands)	2018	2017
Opening balance	$8,469	$2,161
Additions	—	8,581
Acquisition adjustments	(901)	—
Goodwill	$7,568	$10,742

Our acquisition adjustments to goodwill in the three month period ended March 31, 2018, reflect the appropriate reallocation of excess purchase price from goodwill to acquired assets and liabilities related to our Greenview and EMS purchases. Our 2017 acquisition of Greenview resulted in the increase to our goodwill in the three months ended March 31, 2017. We evaluate goodwill for impairment annually in the fourth quarter, or when there is a reason to believe that the value has been diminished or impaired. There were no impairments to goodwill during the periods presented above.

11. Common Stock Repurchase Program

On April 24, 2017, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $10 million of its shares of common stock. The share repurchase program will expire May 31, 2018.  During the three month period ended March 31, 2018, the Company repurchased 706,994 shares of our common stock under this program at an aggregate cost of $3.1 million. The Company repurchased 250,000 at an aggregate cost of $1.3 million, and repurchased 500,000 shares at an aggregate cost of $2.5 million, during the three months ended June 30, 2017 and December 31, 2017, respectively, under the same program.

No shares were repurchased during the three months ended March 31, 2017.

12. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $30.8 million reserve. Any reduction to this $30.8 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2018 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2017, will remain unchanged at December 31, 2018. For this reason, the Company has recognized its first quarter 2018 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

13. Acquisitions

Greenview Data, Inc.

On March 15, 2017, the Company acquired all of the outstanding capital stock of Greenview Data, Inc. (“Greenview”), a provider of antivirus, anti-spam, and archiving products, for a total purchase price of $7.7 million, including cash consideration of $6.7 million, subject to a customary post-closing adjustment for working capital. Our acquisition of Greenview addresses increasing buyer demand for email security bundles by adding these capabilities to our existing portfolio of encryption services. Of the cash consideration paid, $650 thousand was deposited into an escrow account for the satisfaction of certain indemnification claims of the Company, if any, during the two year period following the closing of the acquisition, after which the balance, if any, will be distributed to the selling shareholders. Because sales of Greenview products met certain sales milestones by December 31, 2017, the Company paid contractually required earn-out consideration in cash of $800 thousand in the three month period ended March 31, 2018. The Company may be required to pay a further $800 thousand of earn-out consideration in cash should sales of the Greenview products achieve a separate target by December 31, 2018. Contingent consideration is considered a Level 3 fair value measurement.

We accounted for the acquisition as the purchase of a business and have initially recorded the excess purchase price as goodwill. The goodwill from this transaction is not deductible for tax purposes. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since our March 15, 2017, acquisition date. Revenue from Greenview was $815 thousand for the three months ended March 31, 2018, and due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

The following table summarizes the estimated fair value of acquired assets and liabilities:

(In thousands)	Estimated Fair Value
Assets:
Current assets	$334
Property and equipment	249
Trademark /names	170
Technology	1,990
Customer relationships	2,880
Goodwill	4,343
Total assets	9,966

Liabilities:
Deferred revenue	$537
Other current liabilities	124
Deferred tax liability	1,609
Total liabilities	2,270

Net assets recorded	$7,696

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

We accounted for the acquisition as the purchase of a business and have initially recorded the excess purchase price as goodwill. The goodwill from this transaction is deductible for tax purposes. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since our September 13, 2017, acquisition date. Revenue from EMS was not material for the three months ended March 31, 2018, and due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

The following table summarizes the provisional fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Trademark/Names	$140
Internally Developed Software	550
Customer Relationships	230
Goodwill	$1,063
Total assets	1,983

Liabilities:
Deferred revenue	$333
Total liabilities	333

Net assets recorded	$1,650

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three month periods ending March 31, 2017, as though the Greenview and EMS acquisitions that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, such as amortization expense of intangible assets and acquisition-related transaction costs. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

Three Months Ended March 31,
(In thousands, except per share data)	2017
Revenues	$16,766
Net income	1,582
Basic income per common share	$0.03
Diluted income per common share	$0.03

The Company is in the process of determining the valuation of certain intangible assets and liabilities, which may result in further refinement of the allocation of the purchase price for these acquisitions.

14. Subsequent Events

Erado Acquisition

On April 2, 2018, the Company acquired all the outstanding capital stock of CM2.COM, Inc., d/b/a Erado (“Erado”), The aggregate consideration payable in exchange for all of the outstanding capital stock of Erado was approximately $15 million, subject to customary post-closing adjustments for working capital and a holdback of $2.3 million for the satisfaction of certain indemnification claims by the Company, if any, during the two-year period following closing of the acquisition. An amount equal to $1.1 million of the holdback amount, less any amounts paid or otherwise subject to an outstanding claim for indemnification, will be released to the selling shareholders upon the one year anniversary of the closing of the acquisition, and the balance of the holdback amount, if any, will be distributed to the Selling Shareholders following the two year anniversary of the closing of the acquisition.  The Company is currently in the process of determining the fair value of the assets and liabilities acquired in the Erado purchase.

Erado strengthens Zix’s comprehensive archiving solutions with unified archiving, supervision, security, and messaging solutions for customers that demand bundled services. With more than 18,000 customers across the financial services vertical, Erado’s long standing focus on helping its customers comply with FINRA and SEC regulations will help further strengthen Zix’s offering for customers with compliance requirements. This acquisition also expands Zix’s cloud-based email archiving capabilities into more than 50 content channels, including social medial, instant message, mobile, web, audio, and video.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Zix® is a leader in email security. Trusted by the nation’s most influential institutions in healthcare, finance and government, Zix delivers a superior experience and easy-to-use solutions for email encryption and data loss prevention (“DLP”), advanced threat protection, archiving, and bring your own device (“BYOD”) mobile security. Focusing on the protection of business communication, Zix enables its customers to better secure data and meet compliance needs. We primarily serve organizations in the healthcare, financial services, insurance and government sectors, including U.S. federal financial regulators— such as members of the Federal Financial Institutions Examination Council (FFIEC), divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (SEC), more than 30% of U.S. banks, more than 30% of Blue Cross Blue Shield plans and more than 1,200 U.S. hospitals.

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

ZixEncrypt is available as a physical or virtual on-premises appliance, as a hosted solution, or as a multi-tenant cloud deployment model.

In March 2017, Zix acquired Greenview, an email security company. Zix’s acquisition of Greenview addresses increasing buyer demand for email security bundles by adding advanced threat protection, antivirus, anti-spam and archiving capabilities to its industry-leading email encryption. Greenview is a good fit for Zix’s business based on its employees’ expertise in email security and its emphasis on customer success, which align with Zix’s reputation for delivering industry-leading solutions and a superior experience.

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

ZixProtect is available as a cloud-based service in three bundles. ZixProtect Essentials includes email threat protection and business email continuity to enable access to emails during service disruption; ZixProtect Plus adds attachment assurance and time-of-click link defense to provide enhanced protection against sophisticated, targeted threats; and ZixProtect Premium delivers a comprehensive email security solution by including its leading email encryption and data loss prevention with its threat protection capabilities.

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

ZixOne is available as a standalone solution and easily integrates with ZixEncrypt as an add-on solution. One feature of ZixOne is the ability to encrypt an email from your mobile device with the simple slide of an “Encrypt” button, ensuring that sensitive information is secured either by the user or through automatic policies of ZixEncrypt.

Our business operations and service offerings are supported by the ZixData Center™, which is PCI DSS 3.2 certified for applicable services, SOC2 accredited and SOC 3 certified. The operations of the ZixData Center are independently audited annually to maintain AICPA SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 report on the effectiveness of operational controls used over the audit period. The ZixData Center is staffed 24 hours a day and has a track record that exceeds 99.99% availability.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of accounting policies related to the adoption of ASC 606, there have been no material changes to our critical accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 2, “Recent Accounting Standards and Pronouncements,” and Note 6, “Revenue from Contracts with Customers,” of Part I, Item 1 of this Quarterly Report on Form 10-Q for the critical accounting policies resulting from our adoption of ASC 606.

Results of Operations

First Quarter 2018 Summary of Operations

Financial

•	Revenue for the quarter ended March 31, 2018, was $16.7 million, compared with $15.9 million for the same period in 2017, representing a 5% increase.
•	Gross margin for the quarter ended March 31, 2018, was $13.1 million (or 79% of revenues), compared with $13.1 million or 82% of revenues for the comparable period in 2017.
•	Net income for the quarter ended March 31, 2018, was $1.9 million, compared with net income of $1.8 million in the comparable period in 2017, representing a 7% increase.
•	Net income per diluted share was $0.04 for the quarter ended March 31, 2018, compared with net income per diluted share of $0.03 in the comparable period in 2017.
•	Ending cash and cash equivalents were $29.3 million on March 31, 2018, compared with $23.4 million on March 31, 2017, and $33.0 million on December 31, 2017.

Operations

•	New first year orders (“NFYOs”) for the quarter ended March 31, 2018, were $2.3 million, compared with $2.1 million for the same period in 2017, representing a 9% increase.
•	Total orders for the quarter ended March 31, 2018, were $14.8 million, compared with $14.3 million for the same period in 2017, representing a 3% increase.
•	The annual contract value of our customer subscriptions as of March 31, 2018, was $68.4 million, compared with $64.1 million for the same period in 2017, representing a 7% increase.
•	Net cash provided by operations in the three months ended March 31, 2018, was $1.0 million, compared with $4.1 million for the same period in 2017, representing a 75% decrease.
•	As of March 31, 2018, backlog was $70.8 million, compared with $78.9 million as of March 31, 2017, representing a 10% decrease.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,		3-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%
Revenues	$16,654	$15,893	$761	5%

The increase in revenue was due to the growth inherent in a successful subscription-based business model with both steady additions to the subscriber base and new sales attributable to our Greenview acquisition, coupled with a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the first three months of 2018, excluding our Greenview sales, we categorized our revenue in the following core industry verticals: 50% healthcare, 28% financial services, 7% government sector, and 15% as other.  In the first three months of 2017, we categorized our revenue in the following core industry verticals: 51% healthcare, 27% financial services, 7% government sector, and 15% as other.

Revenue Indicators — Backlog and Orders

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of March 31, 2018, total backlog was $70.8 million, and we expect approximately 61% of the total backlog, or approximately $43.2 million, to be recognized as revenue during the next twelve months. As of March 31, 2018, the backlog was comprised of the following elements: $27.9 million of deferred revenue that has been billed and paid, $9.2 million billed but unpaid, and approximately $33.7 million of unbilled contracts. The backlog at March 31, 2018, was 10% lower than the $78.9 million backlog at the end of the first quarter 2017, and 2% lower than the ending backlog of $72.6 million at December 31, 2017. Our decrease in backlog reflects the shorter term contractual commitment generally associated with our new customer pricing as a component of a higher touch strategy.

Orders — Total orders were $14.8 million and $14.3 million for the three month periods ended March 31, 2018 and 2017, respectively, representing a 3% increase year-over-year. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, amounts attributable to the years beyond the first year of service. NFYOs were $2.3 million and $2.1 million for the three-month periods ended March 31, 2018 and 2017, respectively, representing a 9% increase year-over-year.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended March 31,		3-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%
Cost of revenues	$3,514	$2,823	$691	24%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The increases in 2018 compared to 2017 reflected in the table above resulted primarily from increases in average headcount expense, which now include our ZixProtect support team gained in the Greenview acquisition in March 2017. We are also incurring costs associated with leased equipment currently supporting Greenview customers, and we are amortizing expense resulting from the acquisition of Greenview’s internally developed software. Additional increases relate to standard software maintenance and license support, and depreciation and other expense relating to investments in networking equipment.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended March 31,		3-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%
Research and development expenses	$2,977	$2,423	$554	23%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increase in 2018 compared to 2017 reflected in the table above resulted primarily from an increase in average headcount, including ZixProtect R&D employees gained in the Greenview acquisition in March 2017.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended March 31,		3-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%
Selling and marketing expenses	$4,379	$5,173	$(794)	(15)%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The decrease in the three months ended March 31, 2018, compared to the same period in 2017, was due primarily to lower commission expense associated with our implementation of GAAP accounting rule ASC 606, which became effective for our Company on January 1, 2018. We adopted a modified retrospective approach in applying this new guidance. The rule requires us to lengthen the amortization period of our commission expense, resulting in a decrease to our current period expense of approximately $540 thousand.

In addition to the decrease in commission expenses noted above, we spent $230 thousand less quarter-over-quarter on advertising and marketing. These programs included rebranding and website development in the three month period ended March 31, 2017.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended March 31,		3-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%
General and administrative expenses	$3,175	$2,812	$363	13%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three months ended March 31, 2018, compared with the same period in 2017 resulted primarily from a $378 thousand revaluation in earn-out costs associated with our Greenview acquisition.

Provision for Income Taxes

The provision for income taxes was $836 thousand and $966 thousand for the three month periods ended March 31, 2018 and 2017, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $30.8 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our March 31, 2018, provision of $836 thousand includes $912 thousand in deferred taxes, $79 thousand in state taxes currently payable based on gross revenues, and $16 thousand in taxes related to our Canadian operations, all of which offset by a $171 thousand benefit related to the return of federal Alternative Minimum Tax credits,. Our March 31, 2017, provision of $966 thousand included $807 thousand in deferred taxes, $70 thousand in state taxes then payable based on gross revenues, $53 thousand related to the federal Alternative Minimum Tax, and $36 thousand in taxes related to our Canadian operations.

No tax penalty-related charges were accrued or recognized for the three month periods ended March 31, 2018 and 2017. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three month period ended March 31, 2018. We are currently subject to a three year statute of limitations by major tax jurisdictions.

At March 31, 2018, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $23.1 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $22.4 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $1.3 million related to Alternative Minimum Tax credits and $359 thousand relating to U.S. state income tax credits and net operating loss carryovers. These items are offset by a $923 thousand liability relating to temporary differences between GAAP and tax-related expense.

Any reduction to the $30.8 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2018 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2017, will remain unchanged at December 31, 2018. For this reason, the Company has recognized its first quarter 2018 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income

Our net income for the three months ended March 31, 2018, of $1.9 million was an increase of $0.1 million compared to our net income of $1.8 million for the same period last year, representing a 7% increase. The increase in our net income was due to our increase in revenue and reduction in selling and marketing expense. These items were offset by corresponding increases in cost of sales and higher research and development and general and administrative expenses, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first three months of 2018, net cash provided by operations was $1.0 million, a decrease of 75% compared with the $4.1 million of net cash provided by operations in the first three months of 2017. This decrease is attributable to a reduction in our deferred revenue associated with shorter-term contracts. At March 31, 2018, our cash and cash equivalents totaled $29.3 million, a decrease of $3.7 million from the December 31, 2017 balance, and we had no debt. This $3.7 million decrease in our cash position included our expenditure of $3.1 million related to our share repurchase activity, as discussed elsewhere herein.

Sources and Uses of Cash Summary

	Three Months Ended March 31,
(In thousands)	2018	2017
Net cash provided by operations	$1,048	$4,141
Net cash used in investing activities	$(546)	$(7,013)
Net cash used in by financing activities	$(4,242)	$(153)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first three months of 2018 consisted of $546 thousand for purchases of computer and networking equipment, including additional investment in new systems to modernize our business processes. In the first three months of 2017, our spending consisted of $6.6 million used in the acquisition of Greenview and $463 thousand for computer and networking equipment.

Financing activities in the first three months of 2018 include $3.1 million used in a $10.0 million share repurchase program authorized by our board of directors in April 2017, $548 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards, and a $605 thousand earn-out payment associated with our acquisition of Greenview. Cash received from financing activities in the first three months of 2017 included the receipt of $300 thousand from the exercise of stock options offset by $453 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of March 31, 2018. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	73,564	$112	73,564	$112
$2.00 - $3.49	441,813	1,137	441,813	1,137
$3.50 - $4.99	498,937	1,899	336,437	1,292
Total	1,014,314	$3,148	851,814	$2,541

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at March 31, 2018, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$7,921	$1,596	$2,463	$3,862

We have not entered into any material, non-cancelable purchase commitments at March 31, 2018.

We have severance agreements with certain employees which would require the Company to pay approximately $5.9 million if all such employees were terminated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	500,000	$4.54	500,000	$3,900,000
February 1, 2018 to February 28, 2018	333,178	$4.01	200,494	$3,100,000
March 1, 2018 to March 31, 2018	7,491	$4.03	6,500	$3,100,000
Total	840,669	$4.33	706,994	$3,100,000

1

The shares were repurchased under the $10 million stock repurchase program approved by our board of directors on April 24, 2017. No shares were purchased other than through publicly announced programs during the periods shown.

2

Of the total number of shares purchased for the one month periods ended January 31, 2018, February 28, 2018, and March 31, 2018; 101,719 shares of Restricted Stock and 31,956 RSUs represent shares of Restricted Stock and RSUs withheld by us upon the vesting of outstanding Restricted Stock or RSUs. These shares and RSUs were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock and RSUs vested during the period, which is required once the Restricted Stock or RSUs are vested.

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

ZIX CORPORATION

Date: May 8, 2018	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)