Form 10-Q
period 2018-06-30
ZIX CORP
filed 2018-08-07
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2018
Common Stock, par value $0.01 per share	54,164,608

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,696	$33,009
Receivables, net	2,296	1,389
Prepaid and other current assets	2,978	3,222
Total current assets	22,970	37,620
Property and equipment, net	4,212	4,048
Other assets and deferred costs	7,920	—
Intangible assets, net	14,467	5,524
Goodwill	13,494	8,469
Deferred tax assets	22,340	25,647
Total assets	$85,403	$81,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,201	$1,053
Accrued expenses	7,742	6,101
Deferred revenue	24,082	28,362
Total current liabilities	33,025	35,516
Long-term liabilities:
Deferred revenue	3,966	1,087
Deferred rent	1,095	1,185
Total long-term liabilities	5,061	2,272
Total liabilities	38,086	37,788
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 81,688,734 issued and 54,167,688 outstanding in 2018 and 80,709,970 issued and 54,542,612 outstanding in 2017	778	778
Additional paid-in capital	382,962	381,457
Treasury stock, at cost; 27,521,046 common shares in 2018 and 26,167,358 common shares in 2017	(108,347)	(102,343)
Accumulated deficit	(228,076)	(236,372)
Total stockholders’ equity	47,317	43,520
Total liabilities and stockholders’ equity	$85,403	$81,308

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Revenues	$17,500	$16,378	$34,153	$32,271
Cost of revenues	3,806	3,247	7,319	6,070
Gross margin	13,694	13,131	26,834	26,201
Operating expenses:
Research and development	2,978	2,708	5,956	5,131
Selling, general and administrative	8,562	7,783	16,115	15,768
Total operating expenses	11,540	10,491	22,071	20,899
Operating income	2,154	2,640	4,763	5,302
Other income, net	360	66	479	145
Income before income taxes	2,514	2,706	5,242	5,447
Income tax expense	(674)	(1,567)	(1,510)	(2,533)
Net income	$1,840	$1,139	$3,732	$2,914
Basic income per common share	$0.04	$0.02	$0.07	$0.05
Diluted income per common share	$0.03	$0.02	$0.07	$0.05
Basic weighted average common shares outstanding	52,467,904	53,573,431	52,670,540	53,268,005
Diluted weighted average common shares outstanding	53,217,100	54,479,963	53,347,976	54,075,003

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, January 1, 2018, as reported	80,709,970	$778	$381,457	$(102,343)	$(236,372)	$43,520
Cumulative effect adjustment from changes in accounting standards, net of taxes (see Note 2)	—	—	—	—	4,564	4,564
Balances, January 1, 2018, as adjusted	80,709,970	778	381,457	(102,343)	(231,808)	48,084
Net issuance of common stock upon exercise of stock options	27,080		33			33
Net issuance of common stock upon vesting of restricted stock units	50,751	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	32,665	—	—	—	—	—
Net issuance of restricted common stock	772,322	—	—	—	—	—
Net issuance of restricted performance common stock	95,946	—	—	—	—	—
Employee stock-based compensation costs	—	—	1,472	(611)	—	861
Treasury repurchase program	—	—	—	(5,393)	—	(5,393)
Net income	—	—	—	—	3,732	3,732
Balances, June 30, 2018	81,688,734	$778	$382,962	$(108,347)	$(228,076)	$47,317

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Operating activities:
Net income	$3,732	$2,914
Non-cash items in net income:
Depreciation and amortization	1,681	1,296
Employee stock-based compensation costs	1,472	1,279
Changes in deferred taxes	1,691	2,231
Changes in operating assets and liabilities:
Receivables	(484)	460
Prepaid and other current assets	312	(9)
Other assets and deferred costs	(1,740)	—
Accounts payable	107	322
Deferred revenue	(2,222)	(414)
Earn-out payment	(195)	—
Accrued and other liabilities	49	(797)
Net cash provided by operating activities	4,403	7,282
Investing activities:
Purchases of property, equipment and internal-use software	(1,367)	(1,266)
Acquisition of business, net of cash acquired	(11,773)	(6,594)
Net cash used in investing activities	(13,140)	(7,860)
Financing activities:
Proceeds from exercise of stock options	33	4,128
Earn-out payment	(605)	—
Purchase of treasury shares	(6,004)	(499)
Net cash used in financing activities	(6,576)	3,629
(Decrease) Increase in cash and cash equivalents	(15,313)	3,051
Cash and cash equivalents, beginning of period	33,009	26,457
Cash and cash equivalents, end of period	$17,696	$29,508

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

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective transition method. The cumulative effect of applying the standard was a $4.6 million increase to shareholder’s equity as of January 1, 2018. The Company’s condensed consolidated statement of income for the three and six month period ended June 30, 2018, and the Company’s condensed consolidated balance sheet at June 30, 2018, are presented under ASC 606, while the Company’s condensed consolidated statement of income for the three and six month period ended June 30, 2017, and the Company’s condensed consolidated balance sheet at December 31, 2017, are presented under ASC 605, Revenue Recognition (“ASC 605”). See note 2 for disclosure of the impact of the adoption of ASC 606 on the Company’s condensed consolidated statement of income for the three and six month periods ended June 30, 2018, and the Company’s condensed consolidated balance sheet at June 30, 2018, and the effect of changes made to the Company’s consolidated balance sheet as of January 1, 2018.

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2018, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

The standard became effective for us beginning in 2018. Our Company provides primarily email encryption and advanced threat protection security solutions as subscription services in which we recognize revenue as our services are rendered. We determined our revenue was not materially impacted by the new guidance. However, the guidance did require us to increase the amortization period of our sales commission expense. We applied the guidance to commissions earned on all contracts that were not complete as of January 1, 2018. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. Our Company elected to use a portfolio approach, applying 8 year, 4 year, and 18 month amortization periods to our new, add-on, and renewal sales commission expenses, respectively. Determination of the amortization period and the subsequent assessment for impairment of the deferred cost asset requires significant judgement.

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

(In thousands)	January 1, 2018
	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, as Adjusted
Assets:
Prepaid and other current assets	$3,222	$(415)	$2,807
Other assets and deferred costs	—	6,595	6,595
Deferred tax assets	25,647	(1,616)	24,031
Stockholders’ equity:
Accumulated deficit	$(236,372)	$4,564	$(231,808)

Financial statement results as reported under the new revenue standard as compared to the previous standard for the three and six months ended and as of June 30, 2018, are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share data)	Under ASC 605	Under ASC 606	Variance(1)	Under ASC 605	Under ASC 606	Variance
Revenues	$17,500	$17,500	$—	$34,153	$34,153	$—
Cost of revenues	3,806	3,806	—	7,319	7,319	—
Gross margin	13,694	13,694	—	26,834	26,834	—
Operating expenses:
Research and development	2,978	2,978	—	5,956	5,956	—
Selling, general and administrative	9,298	8,562	(736)	17,389	16,115	(1,274)
Total operating expenses	12,276	11,540	(736)	23,345	22,071	(1,274)
Operating income	1,418	2,154	736	3,489	4,763	1,274
Other income, net	360	360	—	479	479	—
Income before income taxes	1,778	2,514	736	3,968	5,242	1,274
Income tax expense	(519)	(674)	(155)	(1,242)	(1,510)	(268)
Net income	$1,259	$1,840	$581	$2,726	$3,732	$1,006
Basic income per common share	$0.02	$0.04	$0.01	$0.05	$0.07	$0.02
Diluted income per common share	$0.02	$0.03	$0.01	$0.05	$0.07	$0.02

(1) Per share variance may not foot due to rounding.

(In thousands)	June 30, 2018
	Under ASC 605	Under ASC 606	Variance
Assets:
Prepaid and other current assets	$3,444	$2,978	$(466)
Other assets and deferred costs	—	7,920	7,920
Deferred tax assets	23,956	22,340	(1,616)
Stockholders’ equity:
Accumulated deficit	$(233,646)	$(228,076)	$5,570

Cash Flow Statement

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which amends guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU was issued with the intent to reduce diversity in practice with respect to eight types of cash flows. The new guidance addressed debt prepayment or extinguishment of costs, settlement of zero-coupon bonds, contingent consideration made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which introduces a lessee model that brings most leases on the balance sheet. The new ASU eliminates the requirement in U.S. GAAP that entities use bright-line tests in determining lease classifications and requires lessors to provide additional transparency into their exposure to the changes in value of their residual assets and how they manage that exposure.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of June 30, 2018 the Company had 987,234 stock options outstanding, 1,503,855 non-vested Restricted Stock awards; 211,182 non-vested Performance Stock awards; 72,168 non-vested RSUs; 12,499 non-vested Performance RSUs and 5,850,004 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended June 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at March 31, 2018	1,014,314	$3.10
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	(27,080)	1.22
Outstanding at June 30, 2018	987,234	$3.16	5.06
Options exercisable at June 30, 2018	843,484	$3.06	4.59

At June 30, 2018, all 987,234 stock options outstanding and all 843,484 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options were $2.2 million and $2.0 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended June 30, 2018:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at March 31, 2018	1,162,143	$4.33
Granted at market price	405,000	5.10
Vested	(60,288)	4.20
Cancelled	(3,000)	4.04
Non-vested restricted stock at June 30, 2018	1,503,855	$4.54

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended June 30, 2018:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at March 31, 2018	52,168	$4.42
Granted at market price	20,000	5.01
Vested	—	—
Cancelled	—	—
Non-vested restricted stock units at June 30, 2018	72,168	$4.59

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended June 30, 2018:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at March 31, 2018	12,499	$4.20
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance RSUs at June 30, 2018	12,499	$4.20

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended June 30, 2018:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at March 31, 2018	211,182	$4.25
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance stock at June 30, 2018	211,182	$4.25

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended June 30, 2018, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Cost of revenues	$80	$148
Research and development	112	202
Selling, general and administrative	653	1,122
Stock-based compensation expense	$845	$1,472

A deferred tax asset totaling $293 thousand and $374 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the six month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $7.2 million of total unrecognized stock-based compensation expense related to non-

vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.62 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash income tax payments	$556	$349

5. Receivables, net

(In thousands)	June 30, 2018	December 31, 2017
Gross accounts receivables	$15,400	$9,307
Allowance for returns and doubtful accounts	(279)	(270)
Unpaid portion of deferred revenue	(12,825)	(7,648)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$2,296	$1,389

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at June 30, 2018.

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

Disaggregation of Revenue

In the three months ended June 30, 2018, we recorded revenue for our services in the following core industry verticals: 49% healthcare, 29% financial services, 7% government sector, and 15% as other. In the six months ended June 30, 2018, we recorded revenue for our services in the following core industry verticals: 50% healthcare, 28% financial services, 7% government sector, and 15% as other.

We operate as a single operating segment. Revenue generated from our email protection services represented 100% of our revenues in the three and six months ended June 30, 2018 and 2017. Further, we sell our solutions as a bundle, applying significant judgement to allocate transaction prices of our services based on the standalone selling price of our component services.

Contract balances

Our contract assets include our accounts receivables, discussed in Footnote 5 above, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. Upon our adoption of ASU 606 we recorded a cumulative effect adjustment, establishing a $6.6 million noncurrent deferred contract asset in recognition of the lengthened amortization period required by the new guidance, The Company simultaneously released the previously existing current deferred commission asset balance of $415 thousand. During the three and six months ended June 30, 2018, we increased our noncurrent deferred contract asset $1.3 million and $ 2.3 million, respectively, resulting from commissions earned by our sales team during the three and six months ended June 30, 2018. We also amortized $510 thousand and $954 thousand of deferred cost, respectively, as a selling and marketing expense in the related periods. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three or six months ended June 30, 2018.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $1.4 million decrease to our net deferred revenue in the six months ended June 30, 2018, is related to the timing of orders and payments.

Performance obligations

As of June 30, 2018, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, is $73.2 million. We expect to recognize approximately $27.9 million of revenue related to this backlog during the remainder of 2018, $27.2 million in 2019, and $18.1 million in periods thereafter.

Approximately $15.0 million of our $17.5 million revenue recognized in the three months ended June 30, 2018, was included in our performance obligation balance at the beginning of the period. Approximately $28.2 million of our $34.2 million revenue recognized in the six months ended June 30, 2018, was included in our performance obligation balance at the beginning of the period.

7. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the applicable period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017, are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Basic weighted average common shares	52,467,904	53,573,431	52,670,540	53,268,005
Effect of dilutive securities:
Employee and director stock options	356,061	457,714	309,909	418,470
Restricted stock	306,909	313,577	272,549	270,569
RSUs	13,044	42,283	20,114	51,154
Performance RSUs	4,207	29,054	11,700	22,169
Performance Stock	68,975	63,904	63,164	44,636
Dilutive weighted average common shares	53,217,100	54,479,963	53,347,976	54,075,003

During the three months ended June 30, 2018, weighted average shares related to 56,250 stock options, 74,986 shares of Restricted Stock were excluded from the calculation of diluted earnings per share as anti-dilutive. During the six months ended June 30, 2018, weighted average shares related to 124,750 stock options, 263,004 shares of Restricted Stock, 12,167 RSUs, 1,833 Performance RSUs, and 37,073 shares of Performance Stock were excluded from the calculation of diluted earnings per share because these awards were anti-dilutive.

8. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at June 30, 2018, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$7,866	$1,755	$2,512	$2,175	$1,424

We have not entered into any material, non-cancelable purchase commitments at June 30, 2018.

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

The following table represents a reconciliation of our acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using Level 3 inputs for the three month period ended June 30, 2018:

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2017	$1,488
Payments during the period	(800)
Adjustments to fair value during the period recorded in General and Administrative expenses	406
Balance at June 30, 2018	$1,094

10. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the six month periods ended June 30, 2018 and 2017:

	Six Months ended June 30,
(In thousands)	2018	2017
Opening balance	$8,469	$2,161
Additions	5,926	4,327
Acquisition adjustments	(901)	—
Goodwill	$13,494	$6,488

Our 2018 acquisition of Erado resulted in the addition to our goodwill in the six months ended June 30, 2018. Our acquisition adjustments to goodwill in the six month period ended June 30, 2018, reflect the appropriate reallocation of excess purchase price from goodwill to acquired assets and liabilities related to our 2017 Greenview and EMS purchases. Our 2017 acquisition of Greenview resulted in the increase to our goodwill in the six months ended June 30, 2017. We evaluate goodwill for impairment annually in the fourth quarter, or when there is a reason to believe that the value has been diminished or impaired. There were no impairments to goodwill during the periods presented above.

11. Common Stock Repurchase Program

On April 24, 2017, the Company’s board of directors approved a share repurchase program that enabled the Company to purchase up to $10 million of its shares of common stock .  During the three months ended June 30, 2018, the Company repurchased 500,000 shares of our common stock under this program at an aggregate cost of $2.3 million. During the three months ended March 31, 2018, the Company repurchased 706,994 shares of our common stock under the same program at an aggregate cost of $3.1 million. The share repurchase program expired May 31, 2018.

No shares were repurchased during the three month and six month periods ended June 30, 2017.

12. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $30.8 million reserve. Any reduction to this $30.8 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2018 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2017, will remain unchanged at December 31, 2018. For this reason, the Company has recognized its first and second quarter 2018 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

13. Acquisitions

Greenview Data, Inc.

On March 15, 2017, the Company acquired all of the outstanding capital stock of Greenview Data, Inc. (“Greenview”), a provider of antivirus, anti-spam, and archiving products, for a total purchase price of $7.7 million, including cash consideration of $6.7 million, subject to a customary post-closing adjustment for working capital. Our acquisition of Greenview addresses increasing buyer demand for email security bundles by adding these capabilities to our existing portfolio of encryption services. Of the cash consideration paid, $650 thousand was deposited into an escrow account for the satisfaction of certain indemnification claims of the Company, if any, during the two year period following the closing of the acquisition, after which the balance, if any, will be distributed to the selling shareholders. Because sales of Greenview products met certain sales milestones by December 31, 2017, the Company paid contractually required cash earn-out consideration of $800 thousand in the three month period ended March 31, 2018. The Company may be required to pay an additional $800 thousand of earn-out consideration in cash should sales of the Greenview products achieve a separate target by December 31, 2018. Contingent consideration is considered a Level 3 fair value measurement.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is not deductible for tax purposes. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since our March 15, 2017, acquisition date. Revenue from Greenview was $892 thousand and $1.7 million for the three and six months ended June 30, 2018, and due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

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

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is deductible for tax purposes. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since our September 13, 2017, acquisition date. Revenue from EMS was not material for the three and six months ended June 30, 2018, and due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

The following table summarizes the provisional fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Trademark/names	$140
Internally developed software	550
Customer relationships	230
Goodwill	1,063
Total assets	1,983

Liabilities:
Deferred revenue	$333
Total liabilities	333

Net assets recorded	$1,650

Erado

On April 2, 2018, the Company acquired all the outstanding capital stock of CM2.COM, Inc., d/b/a Erado (“Erado”) for a total purchase price of $14.4 million, including cash consideration of $11.8 million, net of cash acquired. The purchase of Erado strengthens Zix’s comprehensive archiving solutions with unified archiving, supervision, security, and messaging solutions for customers that demand bundled services. Erado’s long standing focus on helping its customers comply with FINRA and SEC regulations will help further strengthen Zix’s offering for customers with compliance requirements. This acquisition also expands Zix’s cloud-based email archiving capabilities into more than 50 content channels, including social medial, instant message, mobile, web, audio, and video.

The purchase price includes a holdback of $2.3 million for the satisfaction of certain indemnification claims by the Company, if any, during the two-year period following the closing of the acquisition. An amount equal to $1.1 million of the holdback amount, less any amounts paid or otherwise subject to an outstanding claim for indemnification, will be released to the selling shareholders upon the one year anniversary of the closing of the acquisition, and the balance of the holdback amount, if any, will be distributed to the Selling Shareholders following the two year anniversary of the closing of the acquisition.  The Company is currently in the process of determining the fair value of the contingent consideration associated with the indemnification liability.

The Company incurred $56 thousand and $375 thousand in acquisition-related costs which were recorded within operating expenses during the three and six months ended June 30, 2018, respectively.

We accounted for the acquisition as the purchase of a business and have initially recorded the excess purchase price as goodwill. The goodwill from this transaction is deductible for tax purpose. The results of operations and the provisional fair values of the acquired assets and liabilities have been included in the accompanying condensed consolidated financial statements since our April 2, 2018 acquisition. Revenue from Erado was $642 thousand for the three months ended June 30, 2018, and due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

The following table summarizes the provisional fair value of acquired assets and liabilities.

(In thousands)	Estimated Fair Value
Assets:
Current assets	$848
Property and equipment	458
Trademark /names	260
Technology	3,030
Customer relationships	4,760
Goodwill	5,926
Total assets	15,282

Liabilities:
Deferred revenue	$809
Other current liabilities	93
Total liabilities	902

Net assets recorded	$14,380

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and six month periods ending June 30, 2018 and 2017, as though the Greenview, EMS and Erado acquisitions that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, such as amortization expense of intangible assets and acquisition-related transaction costs. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues	$17,731	$17,241	$35,191	$34,436
Net income	2,320	1,684	5,013	3,989
Basic income per common share	$0.04	$0.03	$0.10	$0.07
Diluted income per common share	$0.04	$0.03	$0.09	$0.07

The Company is in the process of determining the valuation of certain Erado property, equipment, and intangible assets and liabilities, which may result in further refinement of the allocation of the purchase price for these acquisitions.

14. Subsequent Events

     On July 31, 2018, we filed with the SEC a “shelf” registration statement on Form S-3 (the “Registration Statement”) to register 25 million shares of our common stock for offering and sale in one or more future offerings. Our goal is to position the Company to take advantage of favorable market conditions for raising equity capital that may be used to finance future acquisitions and for other general corporate purposes. The registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. A written copy of the registration statement may be obtained from our website at http://investor.zixcorp.com.

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

ZixEncrypt enables DLP capabilities for email by combining proven policy and content scanning capabilities with quarantine functionality. The quarantine system and its intuitive interface allow administrators to (1) easily define policies and create custom lexicons for quarantining email messages, (2) conveniently manage quarantined messages using flexible searching and filtering options, (3) release or delete individual or multiple quarantined messages with one click, (4) review reports that monitor quarantine activities and trends and (5) automate custom notifications informing employees of quarantined messages.

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

ZixEncrypt is available as a hosted solution, as a multi-tenant cloud solution, or as a physical or virtual on-premises appliance.

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

In April 2018, Zix acquired Erado, a unified archiving company. Erado strengthens Zix’s comprehensive archiving solutions with unified archiving, supervision, security, and messaging solutions for customers that demand bundled services. Erado’s long standing focus on helping its customers comply with FINRA and SEC regulations will help further strengthen Zix’s offering for customers with compliance requirements. This acquisition also expands Zix’s cloud-based email archiving capabilities into more than 50 content channels, including social medial, instant message, mobile, web, audio, and video.

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

Related to the adoption of ASC 606, the Company increased its amortization period associated with sales, commission expense, see Note 2 “Recent Accounting Standards and Pronouncements,” and Note 6, “Revenue from Contracts with Customers,” of Part I, Item 1 of this Quarterly Report on Form 10-Q for the critical accounting policies resulting from our adoption of ASC 606.

As we increasingly moved to a multi-tenant environment to keep up with the industry trend requiring transition to a cloud based solution for our existing services, certain research and development expenditures associated with hosting arrangements now meet the accounting guidance requirement for capitalizing development costs under ASC 350-40, Internal-Use Software, as it applies to hosting arrangements. These capitalized costs are classified as intangible assets in our condensed consolidated balance sheet. The Company expects our capitalization of these research and development expenditures to increase in the future.

With the exception of accounting policies related to the adoption of ASC 606 and the increased capitalization of research and development costs under ASC 350-40, there have been no material changes to our critical accounting policies as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Second Quarter 2018 Summary of Operations

Financial

•	Revenue for the quarter ended June 30, 2018, was $17.5 million, compared with $16.4 million for the same period in 2017, representing a 7% increase.
•	Gross margin for the quarter ended June 30, 2018, was $13.7 million (or 78% of revenues), compared with $13.1 million (or 80% of revenues) for the comparable period in 2017.
•	Net income for the quarter ended June 30, 2018, was $1.8 million, compared with net income of $1.1 million in the comparable period in 2017, representing a 62% increase.
•	Net income per diluted share was $0.03 for the quarter ended June 30, 2018, compared with net income per diluted share of $0.02 in the comparable period in 2017.
•	Ending cash and cash equivalents were $17.7 million on June 30, 2018, compared with $29.5 million on June 30, 2017, and $33.0 million on December 31, 2017.

Operations

•	New first year orders (“NFYOs”) for the quarter ended June 30, 2018, were $3.3 million, compared with $2.6 million for the same period in 2017, representing a 27% increase.
•	Total orders for the quarter ended June 30, 2018, were $21.9 million, compared with $15.7 million for the same period in 2017, representing a 39% increase.
•	The annual contract value of our customer subscriptions as of June 30, 2018, was $74.0 million, compared with $65.2 million for the same period in 2017, representing a 13% increase.
•	Net cash provided by operations in the six months ended June 30, 2018, was $4.4 million, compared with $7.3 million for the same period in 2017, representing a 40% decrease.
•	As of June 30, 2018, backlog was $73.2 million, compared with $77.8 million as of June 30, 2017, representing a 6% decrease.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended June 30,		3-month Variance 2018 vs. 2017		Six Months ended June 30,		6-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues	$17,500	$16,378	$1,122	7%	$34,153	$32,271	$1,882	6%

The increase in revenue was due to the growth inherent in a successful subscription-based business model with both steady additions to the subscriber base and new sales attributable to our Erado and Greenview acquisitions, coupled with a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the first six months of 2018, excluding our Erado and Greenview sales, we categorized our revenue in the following core industry verticals: 50% healthcare, 28% financial services, 7% government sector, and 15% as other.  In the first six months of 2017, we categorized our revenue in the following core industry verticals: 51% healthcare, 28% financial services, 7% government sector, and 14% as other.

Revenue Indicators — Backlog and Orders

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of June 30, 2018, total backlog was $73.2 million, and we expect approximately 62% of the total backlog, or approximately $45.6 million, to be recognized as revenue during the next twelve months. As of June 30, 2018, the backlog was comprised of the following elements: $28.1 million of deferred revenue that has been billed and paid, $12.8 million billed but unpaid, and approximately $32.3 million of unbilled contracts. The backlog at June 30, 2018, was 6% lower than the $77.8 million backlog at the end of the second quarter 2017, and 1% higher than the ending backlog of $72.6 million at December 31, 2017. Our decrease in backlog year over year reflects the shorter term contractual commitment generally associated with our new customer pricing as a component of a higher touch strategy.

Orders — Total orders were $21.9 million and $15.7 million for the three month periods ended June 30, 2018 and 2017, respectively, representing a 39% increase year-over-year. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, amounts attributable to the years beyond the first year of service. NFYOs were $3.3 million and $2.6 million for the three-month periods ended June 30, 2018 and 2017, respectively, representing a 27% increase year-over-year.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended June 30,		3-month Variance 2018 vs. 2017		Six Months ended June 30,		6-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%	2018	2017	$	%
Cost of revenues	$3,806	$3,247	$559	17%	$7,319	$6,070	$1,249	21%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The increases in 2018 compared to 2017 reflected in the table above resulted primarily from increases in average headcount, which include additional ZixArchive support gained in the Erado acquisition in April 2018 and the ZixProtect support team gained in the Greenview acquisition in March 2017. We are also incurring additional costs associated with leased equipment supporting Greenview customers, and we are amortizing expense resulting from the acquisition of internally developed software. Additional increases relate to standard software maintenance and license support, and depreciation and other expense relating to investments in networking equipment.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended June 30,		3-month Variance 2018 vs. 2017		Six Months ended June 30,		6-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%	2018	2017	$	%
Research and development expenses	$2,978	$2,708	$270	10%	$5,956	$5,131	$825	16%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increase in 2018 compared to 2017 reflected in the table above resulted primarily from an increase in average headcount, including the ZixProtect and additional ZixArchive R&D employees gained in the Greenview acquisition and Erado acquisition in March 2017 and April 2018, respectively. These increases were partially offset by the capitalization of $306 thousand of costs related to development of new features and functionality for our hosting service arrangements in the current year.

As we increasingly move to a multi-tenant environment to keep up with industry trends requiring a transition to cloud-based solutions for our existing services, the Company expects our capitalization of research and development expense to become increasingly material.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended June 30,		3-month Variance 2018 vs. 2017		Six Months ended June 30,		6-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%	2018	2017	$	%
Selling and marketing expenses	$5,453	$5,222	$231	4%	$9,831	$10,395	$(564)	(5)%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three month period ended June 30, 2018, compared to the same period in 2017, was due primarily to additional headcount expenses, including the employees gain in the April 2018 Erado acquisition, travel, and amortization of acquisition related intangible assets. These costs were offset by lower commission expense associated with our implementation of GAAP accounting rule ASC 606, which became effective for our Company on January 1, 2018. We adopted a modified retrospective approach in applying this new guidance. The rule requires us to lengthen the amortization period of our commission expense, resulting in a decrease to our commission expense in three month period ended June 30, 2018, of approximately $736 thousand.

The six month decrease in selling and marketing expense resulted primarily from a $1.3 million reduction in commission expense associated with our 2018 implementation of ASC 606, offset by higher headcount, travel, and amortization of acquisition related intangible assets as noted above.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended June 31,		3-month Variance 2018 vs. 2017		Six Months ended June 30,		6-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%	2018	2017	$	%
General and administrative expenses	$3,109	$2,561	$548	21%	$6,284	$5,373	$911	17%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three months ended June 30, 2018, compared with the same period in 2017 resulted primarily from increase of headcount expense, the addition of our Erado office, higher legal fees due to our transition to new General Counsel, and amortization expense of internal use software.

The increase in the six months ended June 30, 2018, compared to the same period 2017, resulted primarily from a $406 thousand revaluation in earn-out costs associated with our Greenview acquisition and the addition of our Erado and Greenview offices.

Provision for Income Taxes

The provision for income taxes was $674 thousand and $1.6 million for the three month periods ended June 30, 2018 and 2017, respectively, and $1.5 million and $2.5 million for each of the six months ended June 30, 2018 and 2017. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $30.8 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our June 30 2018, provision of $1.5 million includes $1.7 million in deferred taxes, $153 thousand in state taxes currently payable based on gross revenues, and $35 thousand in taxes related to our Canadian operations, all of which offset by a $369 thousand benefit related to the return of federal Alternative Minimum Tax credits. Our June 30, 2017, provision of $2.5 million included $2.2 million in deferred taxes, $151 thousand in state taxes then payable based on gross revenues, $89 thousand related to the federal Alternative Minimum Tax, and $61 thousand in taxes related to our Canadian operations.

No tax penalty-related charges were accrued or recognized for the three month periods ended June 30, 2018 and 2017. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three month period ended June 30, 2018. We are currently subject to a three year statute of limitations by major tax jurisdictions.

At June 30, 2018, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $22.3 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $22.0 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $1.1 million related to Alternative Minimum Tax credits and $377 thousand relating to U.S. state income tax credits and net operating loss carryovers. These items are offset by a $1.1 million liability relating to temporary differences between GAAP and tax-related expense.

Any reduction to the $30.8 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2018 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2017, will remain unchanged at December 31, 2018. For this reason, the Company has recognized its first and second quarter 2018 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income

Our net income for the three months ended June 30, 2018, of $1.8 million was an increase of $0.7 million compared to our net income of $1.1 million for the same period last year, representing a 62% increase. The increase in our net income was due to our increase in revenue and other income. These items were offset by corresponding increases in cost of sales and higher research and development, selling and marketing, and general and administrative expenses, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first six months of 2018, net cash provided by operations was $4.4 million, a decrease of 40% compared with the $7.3 million of net cash provided by operations in the first six months of 2017. This decrease is attributable to a reduction in our deferred revenue associated with shorter-term contracts. At June 30, 2018, our cash and cash equivalents totaled $17.7 million, a decrease of $15.3 million from the December 31, 2017 balance, and we had no debt. This $15.3 million decrease in our cash position included our expenditure $11.8 million, net of cash acquired, related to our Erado purchase in April 2018, and of $6 million related to our share repurchase activity, as discussed elsewhere herein.

Sources and Uses of Cash Summary

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash provided by operations	$4,403	$7,282
Net cash used in investing activities	$(13,140)	$(7,860)
Net cash (used in) provided by financing activities	$(6,576)	$3,629

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first six months of 2018 consisted of $11.8 million, net of cash acquired, used in the acquisition of Erado. We additionally incurred $1.4 million expenditure to purchase of computer and networking equipment, including internal-use software. In the first six months of 2017, our spending consisted of $6.6 million, net of cash acquired, used in the acquisition of Greenview and $1.3 million for computer and networking equipment.

Financing activities in the first six months of 2018 include $5.4 million used in a $10.0 million share repurchase program authorized by our board of directors in April 2017, $611 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards, and a $605 thousand earn-out payment associated with our acquisition of Greenview, offset by $33 thousand cash received from the exercise of stock options. Cash received from financing activities in the first six months of 2017 included the receipt of $4.1 million from the exercise of stock options offset by $499 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of June 30, 2018. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	46,484	$79	46,484	$79
$2.00 - $3.49	441,813	1,137	441,813	1,137
$3.50 - $4.99	498,937	1,899	355,187	1,362
Total	987,234	$3,115	843,484	$2,578

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at June 30, 2018, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$7,866	$1,755	$2,512	$3,599

We have not entered into any material, non-cancelable purchase commitments at June 30, 2018.

We have severance agreements with certain employees which would require the Company to pay approximately $5.8 million if all such employees were terminated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	512,129	$4.61	500,000	$800,000
May 1, 2018 to May 31, 2018	—	$—	—	$—
June 1, 2018 to June 30, 2018	—	$—	—	$—
Total	512,129	$4.61	500,000	$—

1

The shares were repurchased under the $10 million stock repurchase program approved by our board of directors on April 24, 2017. No shares were purchased other than through publicly announced programs during the periods shown. This program expired May 31, 2018.

2

Of the total number of shares purchased for the one month periods ended April 30, 2018, May 31, 2018, and June 30, 2018; 12,129 shares of Restricted Stock withheld by us upon the vesting of outstanding Restricted Stocks. These shares were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock vested during the period, which is required once the Restricted Stock is vested.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits

2.1

Stock Purchase Agreement, dated as of April 2, 2018, by and among Craig Brauff, Julie Lomax Brauff, Shari Wood-Richardson, as Trustee of the Alexandra Brauff Gift Trust U/A 12/21/12, Shari Wood-Richardson, as Trustee of the Courtney Brauff Gift Trust U/A 12/21/12, Julie A. Lomax, as Trustee of the Julie Lomax Gift Trust U/A 12/21/12, and Zix Corporation (incorporated herein by reference to Exhibit 2.1 to Zix Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2018, and incorporated herein by reference).

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

ZIX CORPORATION

Date: August 7, 2018	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)