Form 10-Q
period 2018-09-30
ZIX CORP
filed 2018-11-07
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Common Stock, par value $0.01 per share	54,197,628

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,977	$33,009
Receivables, net	3,222	1,389
Prepaid and other current assets	2,826	3,222
Total current assets	30,025	37,620
Property and equipment, net	4,058	4,048
Other assets and deferred costs	8,647	—
Intangible assets, net	14,640	5,524
Goodwill	13,494	8,469
Deferred tax assets	21,371	25,647
Total assets	$92,235	$81,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$584	$1,053
Accrued expenses	8,016	6,101
Deferred revenue	29,425	28,362
Total current liabilities	38,025	35,516
Long-term liabilities:
Deferred revenue	2,392	1,087
Deferred rent	1,054	1,185
Total long-term liabilities	3,446	2,272
Total liabilities	41,471	37,788
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 81,722,748 issued and 54,194,512 outstanding in 2018 and 80,709,970 issued and 54,542,612 outstanding in 2017	779	778
Additional paid-in capital	383,990	381,457
Treasury stock, at cost; 27,528,236 common shares in 2018 and 26,167,358 common shares in 2017	(108,385)	(102,343)
Accumulated deficit	(225,620)	(236,372)
Total stockholders’ equity	50,764	43,520
Total liabilities and stockholders’ equity	$92,235	$81,308

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Revenues	$17,876	$16,592	$52,029	$48,863
Cost of revenues	3,870	3,272	11,189	9,342
Gross margin	14,006	13,320	40,840	39,521
Operating expenses:
Research and development	2,764	2,916	8,720	8,047
Selling, general and administrative	8,025	7,514	24,139	23,282
Total operating expenses	10,789	10,430	32,859	31,329
Operating income	3,217	2,890	7,981	8,192
Other income, net	183	86	662	230
Income before income taxes	3,400	2,976	8,643	8,422
Income tax expense	(945)	(1,070)	(2,455)	(3,603)
Net income	$2,455	$1,906	$6,188	$4,819
Basic income per common share	$0.05	$0.04	$0.12	$0.09
Diluted income per common share	$0.05	$0.03	$0.12	$0.09
Basic weighted average common shares outstanding	52,494,340	53,786,876	52,611,161	53,443,749
Diluted weighted average common shares outstanding	53,474,849	54,631,407	53,389,622	54,263,258

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Treasury	Accumulated	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Capital	Stock	Deficit	Equity
Balances, January 1, 2018, as reported	80,709,970	$778	$381,457	$(102,343)	$(236,372)	$43,520
Cumulative effect adjustment from changes in accounting standards, net of taxes (see Note 2)	—	—	—	—	4,564	$4,564
Balances, January 1, 2018, as adjusted	80,709,970	778	381,457	(102,343)	(231,808)	48,084
Net issuance of common stock upon exercise of stock options	85,095	1	160	—	—	161
Net issuance of common stock upon vesting of restricted stock units	50,751	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	32,665	—	—	—	—	—
Net issuance of restricted common stock	748,321	—	—	—	—	—
Net issuance of restricted performance common stock	95,946	—	—	—	—	—
Employee stock-based compensation costs	—	—	2,373	(649)	—	1,724
Treasury repurchase program	—	—	—	(5,393)	—	(5,393)
Net income	—	—	—	—	6,188	6,188
Balances, September 30, 2018	81,722,748	$779	$383,990	$(108,385)	$(225,620)	$50,764

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Operating activities:
Net income	$6,188	$4,819
Non-cash items in net income:
Depreciation and amortization	2,635	2,023
Employee stock-based compensation costs	2,373	2,023
Changes in deferred taxes	2,660	3,216
Changes in operating assets and liabilities:
Receivables	(1,410)	218
Prepaid and other current assets	464	(203)
Other assets and deferred costs	(2,272)	—
Accounts payable	(510)	472
Deferred revenue	1,547	2,416
Earn-out payment	(195)	—
Accrued and other liabilities	282	(1,000)
Net cash provided by operating activities	11,762	13,984
Investing activities:
Purchases of property, equipment and internal-use software	(2,340)	(1,754)
Acquisition of business, net of cash acquired	(11,773)	(8,245)
Net cash used in investing activities	(14,113)	(9,999)
Financing activities:
Proceeds from exercise of stock options	161	4,198
Stock issuance costs	(195)	—
Earn-out payment	(605)	—
Purchase of treasury shares	(6,042)	(1,880)
Net cash (used in) provided by financing activities	(6,681)	2,318
(Decrease) Increase in cash and cash equivalents	(9,032)	6,303
Cash and cash equivalents, beginning of period	33,009	26,457
Cash and cash equivalents, end of period	$23,977	$32,760

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

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective transition method. The cumulative effect of applying the standard was a $4.6 million increase to shareholder’s equity as of January 1, 2018. The Company’s condensed consolidated statement of income for the three and nine month periods ended September 30, 2018, and the Company’s condensed consolidated balance sheet at September 30, 2018, are presented under ASC 606, while the Company’s condensed consolidated statement of income for the three and nine month periods ended September 30, 2017, and the Company’s condensed consolidated balance sheet at December 31, 2017, are presented under ASC 605, Revenue Recognition (“ASC 605”). See note 2 for disclosure of the impact of the adoption of ASC 606 on the Company’s condensed consolidated statement of income for the three and nine month periods ended September 30, 2018, and the Company’s condensed consolidated balance sheet at September 30, 2018, and the effect of changes made to the Company’s consolidated balance sheet as of January 1, 2018.

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2018, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

2. Recent Accounting Standards and Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, which supersedes most prior revenue recognition guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under prior U.S. GAAP.

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

Financial statement results as reported under the new revenue standard as compared to the previous standard for the three and nine months ended and as of September 30, 2018, are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share data)	Under ASC 605	Under ASC 606	Variance	Under ASC 605	Under ASC 606	Variance
Revenues	$17,876	$17,876	$—	$52,029	$52,029	$—
Cost of revenues	3,870	3,870	—	11,189	11,189	—
Gross margin	14,006	14,006	—	40,840	40,840	—
Operating expenses:
Research and development	2,764	2,764	—	8,720	8,720	—
Selling, general and administrative	8,650	8,025	(625)	26,038	24,139	(1,899)
Total operating expenses	11,414	10,789	(625)	34,758	32,859	(1,899)
Operating income	2,592	3,217	625	6,082	7,981	1,899
Other income, net	183	183	—	662	662	—
Income before income taxes	2,775	3,400	625	6,744	8,643	1,899
Income tax expense	(814)	(945)	(131)	(2,056)	(2,455)	(399)
Net income	$1,961	$2,455	$494	$4,688	$6,188	$1,500
Basic income per common share	$0.04	$0.05	$0.01	$0.09	$0.12	$0.03
Diluted income per common share	$0.04	$0.05	$0.01	$0.09	$0.12	$0.03

(In thousands)	September 30, 2018
	Under ASC 605	Under ASC 606	Variance
Assets:
Prepaid and other current assets	$3,198	$2,826	$(372)
Other assets and deferred costs	—	8,647	8,647
Deferred tax assets	22,987	21,371	(1,616)
Stockholders’ equity:
Accumulated deficit	$(231,684)	$(225,620)	$6,064

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

The standard became effective for us beginning 2018. We applied the new guidance within our condensed consolidated statements of cash flows classification to an $800 thousand earn-out payment associated with our Greenview(as defined herein) acquisition. Because this consideration payment was not made soon after the consummation date, as required by the guidance, we classified $605 thousand of the payment as a financing activity. This reflects the portion of the payment recognized a contingent liability as of the acquisition date. The $195 thousand balance of the payment was in excess of the original contingent consideration liability and was classified as an operating activity. The standard had no other impact on our condensed consolidated financial statements.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of September 30, 2018, the Company had 929,219 stock options outstanding; 1,433,316 non-vested Restricted Stock awards; 211,182 non-vested Performance Stock awards; 72,168 non-vested RSUs; 12,499 non-vested Performance RSUs and 5,886,005 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at June 30, 2018	987,234	$3.16
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	(58,015)	2.18
Outstanding at September 30, 2018	929,219	$3.22	4.98
Options exercisable at September 30, 2018	804,219	$3.13	4.58

At September 30, 2018, all 929,219 stock options outstanding and all 804,219 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options were $2.2 million and $1.9 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended September 30, 2018:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at June 30, 2018	1,503,855	$4.54
Granted at market price	5,000	5.77
Vested	(46,538)	4.08
Cancelled	(29,001)	4.80
Non-vested restricted stock at September 30, 2018	1,433,316	$4.56

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended September 30, 2018:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at June 30, 2018	72,168	$4.59
Granted at market price	—	—
Vested	—	—
Cancelled	—	—
Non-vested restricted stock units at September 30, 2018	72,168	$4.59

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended September 30, 2018:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at June 30, 2018	12,499	$4.20
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance RSUs at September 30, 2018	12,499	$4.20

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended September 30, 2018:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at June 30, 2018	211,182	$4.25
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance stock at September 30, 2018	211,182	$4.25

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended September 30, 2018, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Cost of revenues	$91	$238
Research and development	130	333
Selling, general and administrative	680	1,802
Stock-based compensation expense	$901	$2,373

A deferred tax asset totaling $473 thousand and $603 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the nine month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $6.2 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.52 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes activities:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash income tax payments	$655	$465

5. Receivables, net

(In thousands)	September 30, 2018	December 31, 2017
Gross accounts receivables	$15,433	$9,307
Allowance for returns and doubtful accounts	(296)	(270)
Unpaid portion of deferred revenue	(11,915)	(7,648)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$3,222	$1,389

The allowance for doubtful accounts includes all specific accounts receivable, which we believe are likely not collectible based on known information. In addition, we record 2.5% of all accounts receivable greater than 90 days past due, net of those accounts specifically reserved, as a general allowance against accounts that could potentially become uncollectible.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at September 30, 2018.

6. Revenue from Contracts with Customers

Accounting policies

Our Company provides message security solutions as subscription services in which we recognize revenue as our services are rendered. Our customer contracts are typically one to three year contracts billed annually. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by our company from a customer  (e.g., sales, use, value added, and some excise taxes).

Disaggregation of Revenue

In the three months ended September 30, 2018, we recorded revenue for our services in the following core industry verticals: 48% healthcare, 29% financial services, 7% government sector, and 16% as other. In the nine months ended September 30, 2018, we recorded revenue for our services in the following core industry verticals: 49% healthcare, 29% financial services, 7% government sector, and 15% as other. The disaggregation of revenue by industry verticals does not include our Greenview and Erado (as defined herein) revenue.

We operate as a single operating segment. Revenue generated from our email protection services represented 100% of our revenue in the three and nine months ended September 30, 2018 and 2017. Further, we sell our solutions as a bundle, applying significant judgement to allocate transaction prices of our services based on the standalone selling price of our component services.

Contract balances

Our contract assets include our accounts receivable, discussed in Footnote 5 above, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. Upon our adoption of ASC 606 we recorded a cumulative effect adjustment, establishing a $6.6 million noncurrent deferred contract asset in recognition of the lengthened amortization period required by the new guidance, The Company simultaneously released the previously existing current deferred commission asset balance of $415 thousand. During the three and nine months ended September 30, 2018, we increased our noncurrent deferred contract asset by $1.1 million and $ 3.4 million, respectively, resulting from commissions earned by our sales team during the three and nine months ended September 30, 2018. We also amortized $577 thousand and $1.5 million of deferred cost, respectively, as a selling and marketing expense in the related periods. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three or nine months ended September 30, 2018.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $2.4 million increase to our net deferred revenue in the nine months ended September 30, 2018, is related to the timing of orders and payments.

Performance obligations

As of September 30, 2018, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $74.0 million. We expect to recognize approximately $15.8 million of revenue related to this backlog during the remainder of 2018, $35.9 million in 2019, and $22.3 million in periods thereafter.

Approximately $15.3 million of our $17.9 million revenue recognized in the three months ended September 30, 2018, was included in our performance obligation balance at the beginning of the period. Approximately $37.9 million of our $52.0 million revenue recognized in the nine months ended September 30, 2018, was included in our performance obligation balance at the beginning of the period.

7. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the applicable period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Basic weighted average common shares	52,494,340	53,786,876	52,611,161	53,443,749
Effect of dilutive securities:
Employee and director stock options	370,466	368,079	330,095	401,673
Restricted stock	475,912	317,476	340,337	286,205
RSUs	23,895	52,228	21,374	51,512
Performance RSUs	6,174	35,503	9,858	26,614
Performance Stock	104,062	71,245	76,797	53,505
Dilutive weighted average common shares	53,474,849	54,631,407	53,389,622	54,263,258

During the three months ended September 30, 2018, weighted average shares related to 43,750 stock options and 1,087 shares of Restricted Stock were excluded from the calculation of diluted earnings per share because these awards were anti-dilutive. During the nine months ended September 30, 2018, weighted average shares related to 97,750 stock options, 175,698 shares of Restricted Stock, 8,111 RSUs, 1,222 Performance RSUs, and 24,715 shares of Performance Stock were excluded from the calculation of diluted earnings per share because these awards were anti-dilutive.

8. Commitments and contingencies

A summary of our fixed contractual obligations and commitments at September 30, 2018, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$7,434	$1,727	$2,371	$2,188	$1,148

We have not entered into any material, non-cancelable purchase commitments at September 30, 2018.

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

The following table represents a reconciliation of our acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using Level 3 inputs for the nine month period ended September 30, 2018:

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2017	$1,488
Payments during the period	(800)
Adjustments to fair value during the period recorded in Selling, general and administrative expenses	459
Balance at September 30, 2018	$1,147

10. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the nine month periods ended September 30, 2018 and 2017:

	Nine Months ended September 30,
(In thousands)	2018	2017
Opening balance	$8,469	$2,161
Additions	5,926	6,259
Acquisition adjustments	(901)	—
Goodwill	$13,494	$8,420

Our 2018 acquisition of Erado resulted in the addition to our goodwill in the nine months ended September 30, 2018. Our acquisition adjustments to goodwill in the nine month period ended September 30, 2018, reflect the appropriate reallocation of excess purchase price from goodwill to acquired assets and liabilities related to our 2017 Greenview and EMS (as define herein) purchases. Our 2017 acquisitions of Greenview and EMS resulted in the increase to our goodwill in the nine months ended September 30, 2017. We evaluate goodwill for impairment annually in the fourth quarter, or when there is a reason to believe that the value has been diminished or impaired. There were no impairments to goodwill during the periods presented above.

11. Common Stock Repurchase Program

On April 24, 2017, the Company’s board of directors approved a share repurchase program that enabled the Company to purchase up to $10 million of its shares of common stock.  During the three months ended September 30, 2018, the Company did not repurchase shares. The share repurchase program expired on May 31, 2018. During the nine months ended September 30, 2018, the Company repurchased 1,206,994 shares of our common stock under this program at an aggregate cost of $5.4 million.

During the three month and nine month periods ended September 30, 2017, the Company repurchased 250,000 shares of our common stock under the same program at an aggregate cost of $1.3 million.

12. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $30.8 million reserve. Any reduction to this $30.8 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first, second, and third quarter 2018 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2017, will remain unchanged at December 31, 2018. For this reason, the Company has recognized its first, second, and third quarter 2018 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating federal taxes from its deferred tax provision within the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is not deductible for tax purposes. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since our March 15, 2017, acquisition date. Revenue from Greenview was $838 thousand and $2.5 million for the three and nine months ended September 30, 2018, and due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

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

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is deductible for tax purposes. The results of operations and the provisional fair values of the acquired assets and liabilities assumed have been included in the accompanying condensed consolidated financial statements since our September 13, 2017, acquisition date. Revenue from EMS was not material for the three and nine months ended September 30, 2018, and due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

The following table summarizes the provisional fair value of acquired assets and liabilities:

(In thousands)	Estimated Fair Value
Assets:
Trademark/names	$140
Technology	550
Customer relationships	230
Goodwill	1,063
Total assets	1,983

Liabilities:
Deferred revenue	$333
Total liabilities	333

Net assets recorded	$1,650

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

The Company incurred $16 thousand and $391 thousand in acquisition-related costs which were recorded within operating expenses during the three and nine months ended September 30, 2018, respectively.

We accounted for the acquisition as the purchase of a business and have initially recorded the excess purchase price as goodwill. The goodwill from this transaction is deductible for tax purpose. The results of operations and the provisional fair values of the acquired assets and liabilities have been included in the accompanying condensed consolidated financial statements since our April 2, 2018 acquisition date. Revenue from Erado was $679 thousand and $1.3 million for the three and nine months ended September 30, 2018 since the acquisition date. Due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

The following table summarizes the provisional fair value of acquired assets and liabilities.

(In thousands)	Provisional Fair Value
Assets:
Current assets	$848
Property and equipment	458
Trademark /names	260
Technology	3,030
Customer relationships	4,760
Goodwill	5,926
Total assets	15,282

Liabilities:
Deferred revenue	$809
Other current liabilities	93
Total liabilities	902

Net assets recorded	$14,380

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and nine month periods ending September 30, 2018 and 2017, as though the Greenview, EMS and Erado acquisitions that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions, such as amortization expense of intangible assets and acquisition-related transaction costs. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues	$18,027	$17,469	$53,210	$51,979
Net income	2,862	2,082	7,698	5,301
Basic income per common share	$0.05	$0.04	$0.15	$0.10
Diluted income per common share	$0.05	$0.04	$0.14	$0.10

The Company is in the process of determining the valuation of certain Erado property, equipment, and intangible assets and liabilities, which may result in further refinement of the allocation of the purchase price for these acquisitions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described within Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.  Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In April 2018, Zix acquired Erado, a unified archiving company. Erado strengthens Zix’s comprehensive archiving solutions with unified archiving, supervision, security, and messaging solutions for customers that demand bundled services. Erado’s long standing focus on helping its customers comply with FINRA and SEC regulations helps further strengthen Zix’s offerings for customers with compliance requirements. This acquisition also expands Zix’s cloud-based email archiving capabilities into more than 50 content channels, including social medial, instant message, mobile, web, audio, and video.

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

Related to the adoption of ASC 606, the Company increased its amortization period associated with sales, commission expense, see Note 2 “Recent Accounting Standards and Pronouncements,” and Note 6, “Revenue from Contracts with Customers,” of Part I, Item 1 of this Quarterly Report on Form 10-Q for more information concerning our adoption of ASC 606.

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

Results of Operations

Third Quarter 2018 Summary of Operations

Financial

•	Revenue for the quarter ended September 30, 2018, was $17.9 million, compared with $16.6 million for the same period in 2017, representing an 8% increase.
•	Gross margin for the quarter ended September 30, 2018, was $14.0 million (or 78% of revenues), compared with $13.3 million (or 80% of revenues) for the comparable period in 2017.
•	Net income for the quarter ended September 30, 2018, was $2.5 million, compared with net income of $1.9 million in the comparable period in 2017, representing a 29% increase.
•	Net income per diluted share was $0.05 for the quarter ended September 30, 2018, compared with net income per diluted share of $0.03 in the comparable period in 2017.
•	Ending cash and cash equivalents were $24.0 million on September 30, 2018, compared with $32.8 million on September 30, 2017, and $33.0 million on December 31, 2017.

Operations

•	New first year orders (“NFYOs”) for the quarter ended September 30, 2018, were $2.6 million, compared with $2.1 million for the same period in 2017, representing a 24% increase.
•	Total orders for the quarter ended September 30, 2018, were $19.0 million, compared with $14.3 million for the same period in 2017, representing a 33% increase.
•	The annual contract value of our customer subscriptions as of September 30, 2018, was $74.9 million, compared with $66.1 million for the same period in 2017, representing a 13% increase.
•	Net cash provided by operations in the nine months ended September 30, 2018, was $11.8 million, compared with $14.0 million for the same period in 2017, representing a 16% decrease.
•	As of September 30, 2018, backlog was $74.0 million, compared with $75.0 million as of September 30, 2017, representing a 1% decrease.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended September 30,		3-month Variance 2018 vs. 2017		Nine Months ended September 30,		9-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%	2018	2017	$	%
Revenues	$17,876	$16,592	$1,284	8%	$52,029	$48,863	$3,166	6%

The increase in revenue was due to the growth inherent in a successful subscription-based business model with both steady additions to the subscriber base and new sales attributable to our Erado and Greenview acquisitions, coupled with a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the first nine months of 2018, excluding our Erado and Greenview revenue, we categorized our revenue in the following core industry verticals: 49% healthcare, 29% financial services, 7% government sector, and 15% as other.  In the first nine months of 2017, we categorized our revenue in the following core industry verticals: 50% healthcare, 28% financial services, 7% government sector, and 15% as other.

Revenue Indicators — Backlog and Orders

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of September 30, 2018, total backlog was $74.0 million, and we expect approximately 63% of the total backlog, or approximately $46.6 million, to be recognized as revenue during the next twelve months. As of September 30, 2018, the backlog was comprised of the following elements: $31.8 million of deferred revenue that has been billed and paid, $11.9 million billed but unpaid, and approximately $30.3 million of unbilled contracts. The backlog at September 30, 2018, was 1% lower than the $75.0 million backlog at the end of the third quarter 2017, and 2% higher than the ending backlog of $72.6 million at December 31, 2017. Our decrease in backlog year over year reflects the shorter term contractual commitment generally associated with our new customer pricing as a component of a higher touch strategy.

Orders — Total orders were $19.0 million and $14.3 million for the three month periods ended September 30, 2018 and 2017, respectively, representing a 33% increase year-over-year. Total orders include contract renewals, NFYOs, and in the case of new multi-year contracts, amounts attributable to the years beyond the first year of service. NFYOs were $2.6 million and $2.1 million for the three-month periods ended September 30, 2018 and 2017, respectively, representing a 24% increase year-over-year.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended September 30,		3-month Variance 2018 vs. 2017		Nine Months ended September 30,		9-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%	2018	2017	$	%
Cost of revenues	$3,870	$3,272	$598	18%	$11,189	$9,342	$1,847	20%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support and the amortization of Company-owned, customer-based computer appliances. The increases in 2018 compared to 2017 reflected in the table above resulted primarily from increases in average headcount, which include additional ZixArchive support gained in the Erado acquisition in April 2018 and the ZixProtect support team gained in the Greenview acquisition in March 2017. We are also incurring additional costs associated with leased equipment supporting Greenview customers, and we are amortizing expense resulting from the acquisition of technology. Additional increases relate to standard software maintenance and license support, and depreciation and other expense relating to investments in networking equipment.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended September 30,		3-month Variance 2018 vs. 2017		Nine Months ended September 30,		9-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%	2018	2017	$	%
Research and development expenses	$2,764	$2,916	$(152)	(5)%	$8,720	$8,047	$673	8%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The decrease in the three month period ended September 30, 2018, compared to the same period 2017 reflected in the table above resulted primarily from capitalization of $454 thousand of costs related to development of new features and functionality for our hosting service arrangements  partially offset by an increase in travel and average headcount, including the ZixProtect and additional ZixArchive R&D employees gained in the Greenview acquisition and Erado acquisition in March 2017 and April 2018, respectively.

The increase in research and development costs in the nine month period ended September 30, 2018, compared to the same period 2017 relates primarily to increased travel and average headcount as noted above, partially offset by $760 thousand of capitalized development costs.

As we increasingly move to a multi-tenant environment to keep up with industry trends requiring a transition to cloud-based solutions for our existing services, the Company expects our capitalization of research and development expense to become increasingly material.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended September 30,		3-month Variance 2018 vs. 2017		Nine Months ended September 30,		9-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%	2018	2017	$	%
Selling and marketing expenses	$5,223	$4,852	$371	8%	$15,054	$15,247	$(193)	(1)%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three month period ended September 30, 2018, compared to the same period in 2017, was due primarily to additional headcount expenses, including the employees gained in the April 2018 Erado acquisition, travel, increased bad debt expense, and the amortization of acquisition related intangible assets. These costs were partially offset by lower commission expense associated with our implementation of GAAP accounting rule ASC 606, which became effective for our Company on January 1, 2018. We adopted a modified retrospective approach in applying this new guidance. The rule requires us to lengthen the amortization period of our commission expense, resulting in a decrease to our commission expense in the three month period ended September 30, 2018, of approximately $625 thousand.

The nine month decrease in selling and marketing expense resulted primarily from a $1.9 million reduction in commission expense associated with our 2018 implementation of ASC 606, and decreased advertising and market research costs. These items were partially offset by higher headcount, travel, and amortization of acquisition related intangible assets as noted above.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended September 30,		3-month Variance 2018 vs. 2017		Nine Months ended September 30,		9-month Variance 2018 vs. 2017
(in thousands)	2018	2017	$	%	2018	2017	$	%
General and administrative expenses	$2,802	$2,662	$140	5%	$9,085	$8,035	$1,050	13%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three month period ended September 30, 2018, compared with the same period in 2017 resulted primarily from an increase in stock-based compensation expense, the addition of our Erado office, and amortization expense of internal use software, partially offset by a decrease in acquisition-related costs and consulting fees.

The increase in the nine month period ended September 30, 2018, compared to the same period 2017, resulted primarily from a $459 thousand revaluation in earn-out costs associated with our Greenview acquisition, an increase in stock-based compensation expense, and the addition of our Erado office.

Provision for Income Taxes

The provision for income taxes was $945 thousand and $1.1 million for the three month periods ended September 30, 2018 and 2017, respectively, and $2.5 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $30.8 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our September 30 2018, income tax provision of $2.5 million includes $2.7 million in deferred taxes, $416 thousand in state taxes currently payable based on gross revenues, and $61 thousand in taxes related to our Canadian operations, all of which are offset by a $690 thousand benefit related to the return of federal Alternative Minimum Tax credits. Our September 30, 2017, income tax provision of $3.6 million included $3.2 million in deferred taxes, $150 thousand in state taxes then payable based on gross revenues, $141 thousand related to the federal Alternative Minimum Tax, and $95 thousand in taxes related to our Canadian operations.

No tax penalty-related charges were accrued or recognized for the three month periods ended September 30, 2018 and 2017. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three month period ended September 30, 2018. We are currently subject to a three year statute of limitations by major tax jurisdictions.

At September 30, 2018, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $21.4 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $21.6 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $843 thousand related to Alternative Minimum Tax credits and $359 thousand relating to U.S. state income tax credits and net operating loss carryovers. These items are offset by a $1.4 million liability relating to temporary differences between GAAP and tax-related expense.

Any reduction to the $30.8 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first, second, and third quarter 2018 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2017, will remain unchanged at December 31, 2018. For this reason, the Company has recognized its first, second, and third quarter 2018 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating federal taxes from its deferred tax provision federal taxes within the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income

Our net income for the three months ended September 30, 2018, of $2.5 million was an increase of $0.5 million compared to our net income of $1.9 million for the same period last year, representing a 29% increase. The increase in our net income was due to our increase in revenue and decreased research and development expenses, offset by corresponding increases in cost of sales and higher selling and marketing, and general and administrative expenses, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, future customer financings, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first nine months of 2018, net cash provided by operations was $11.8 million, a decrease of 16% compared with the $14.0 million of net cash provided by operations in the first nine months of 2017. This decrease is attributable to a reduction in our deferred revenue associated with shorter-term contracts. At September 30, 2018, our cash and cash equivalents totaled $24.0 million, a decrease of $9.0 million from the December 31, 2017 balance, and we had no debt. This $9.0 million decrease in our cash position included our expenditure of $11.8 million, net of cash acquired, related to our Erado purchase in April 2018 and $6.0 million related to our share repurchase activity, as discussed elsewhere herein.

Sources and Uses of Cash Summary

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash provided by operations	$11,762	$13,984
Net cash used in investing activities	$(14,113)	$(9,999)
Net cash (used in) provided by financing activities	$(6,681)	$2,318

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first nine months of 2018 consisted of $11.8 million, net of cash acquired, used in the acquisition of Erado and $2.3 million capital expenditure for computer and networking equipment, including internal-use software. In the first nine months of 2017, our spending consisted of $8.2 million, net of cash acquired, used in the acquisition of Greenview and EMS technology, and $1.8 million capital expenditure for computer and networking equipment.

Financing activities in the first nine months of 2018 include $5.4 million used in a $10.0 million share repurchase program authorized by our board of directors in April 2017, $650 thousand used in the repurchase of common stock related to the tax impact of vesting restricted stock awards, a $605 thousand earn-out payment associated with our acquisition of Greenview and $195 thousand used to pay costs associated with a shelf registration filed with the SEC on July 31, 2018, offset by $161 thousand cash received from the exercise of stock options. Cash received from financing activities in the first nine months of 2017 included the receipt of $4.2 million from the exercise of stock options offset by $1.3 million used in the same share repurchase program and a $543 thousand used in the repurchase of common stock related to the tax impact of vesting restricted stock awards.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of September 30, 2018. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$1.11 - $1.99	5,396	$6	5,396	$6
$2.00 - $3.49	431,813	1,112	431,813	1,112
$3.50 - $4.99	492,010	1,871	367,010	1,403
Total	929,219	$2,989	804,219	$2,521

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

A summary of our fixed contractual obligations and commitments at September 30, 2018, is as follows:

	Payments Due by Period
(In thousands)	Total	1 Year	Years 2 & 3	Beyond 3 Years
Operating leases	$7,434	$1,727	$2,371	$3,336

We have not entered into any material, non-cancelable purchase commitments at September 30, 2018.

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

The Company has recently undertaken a comprehensive review of its risk factor disclosures in light of recent acquisitions and other changes to its business. The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, under the heading “Risk Factors.” These risk factors should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our business depends upon customers using email and certain social media platforms to exchange confidential information, and a significant shift of those messages to other communication channels could impair our growth prospects and negatively affect our business, financial condition and financial results.

Our customers deploy and use our products and services to easily, securely and confidentially send and receive electronic messages, by way of internet communications channels including email and certain social media platforms. Our business and revenue substantially depend on our current and potential customers using email and social media to exchange sensitive information electronically. New technologies, products, or business models that could support migration to alternative means of secure communications could be disruptive to our business. If prospective or current customers were to send and receive sensitive information using technology or communication channels other than email or the social media platforms that we support, our growth prospects and our business, financial condition and financial results could be materially adversely affected.

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

Our business employs public key cryptography technology and other encryption technologies to encrypt and decrypt sensitive data. The security afforded by encryption depends on the integrity of the private key, which is predicated on the assumption that it is very difficult to mathematically derive the private key from the related public key. Successful decryption of intercepted encrypted email, or public reports of successful decryption, whether or not true, could reduce demand for our products and services. If new methods or technologies, such as quantum computing, make it easier to derive the private key from the related public key, the security of encryption services using public key cryptography technology could be impaired and our products and services could become less marketable. That could require us to make significant changes to our products and services, which could increase our costs, damage our reputation, or otherwise harm our business. Any of these events could reduce our revenues, increase our expenses and materially adversely affect our business, financial condition and financial results.

Our business depends substantially on our data center facilities and other systems and infrastructure provided by third parties, and their unreliability or unavailability for a significant period could cause us to lose customers and could negatively affect our business, financial condition and financial results.

Our business relies on third-party suppliers of computer, cloud and telecommunications infrastructure to provide our products and services through the global Internet and to provide network access between our data centers, our customers and end-users of our products and services. Much of the computer and communications hardware upon which our businesses depend is located in our data center facilities in North America and in the United Kingdom. Our data centers might be damaged or interrupted as a result of numerous factors, many of which are beyond our control, including fire, flood, power loss, mechanical failure, telecommunications failure, break-ins, cyber-attacks, sabotage, vandalism, earthquakes, terrorist attacks, hostilities or war or other events. Computer viruses, equipment failure, denial of service attacks, and similar disruptions affecting the internet, infrastructure supplied by third parties or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Problems affecting our data center operations or the networks on which we rely, whether or not in our control, could result in loss of revenues, increased expenses, failure to achieve market acceptance, diversion of resources, injury to our reputation, liability and increased costs, and may cause our customers to terminate or elect not to renew their agreements. We do not carry sufficient insurance to compensate us for all losses that may occur as a result of any of these events. Though our products generally tolerate isolated supplier failures, the occurrence of any of these events, including multiple supplier outages or problems, could materially adversely affect our business, financial condition and financial results.

Outages or problems with systems and infrastructure supplied by third parties could negatively affect our business, financial condition and financial results.

Our business relies on third-party suppliers of the telecommunications infrastructure. We use various communications service suppliers and the global internet to provide network access between our data centers, our customers and end-users of our products and services. If those suppliers do not enable us to provide our customers with reliable, real-time access to our systems, we may be unable to gain or retain customers. These suppliers periodically experience outages or other operational problems as a result of internal system failures or external third-party actions. Though our products generally tolerate isolated supplier failures, multiple supplier outages or problems could materially adversely affect our business, financial condition and financial results.

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

We enlist third-party distributors to market our products and services, and our failure to succeed in those relationships could negatively affect our business, financial condition and financial results.

We distribute a significant percentage of our products and services by entering into alliances with third parties who can offer our products and services along with their own or our competitors’ products and services. Increased reliance on third parties to market and distribute our products and services exposes us to a variety of risks. For example, we have limited control over and visibility into the sales cycles of third-party distributors, which could increase the length of our sales cycle, cause our revenue to fluctuate unpredictably and make it difficult to accurately forecast our revenue. In addition, we may not succeed in developing or maintaining marketing alliances. Companies with which we have marketing alliances may in the future discontinue their relationships with us, form marketing alliances with our competitors, or develop and market their own products and services that compete with ours. If a significant distributor were to discontinue its relationship with us, we could experience an interruption in the distribution of our products and services and our revenues could decline. Our failure to develop, maintain and expand strategic distribution relationships could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

Our transmission and storage of personally identifiable information, including the personal data of European data subjects and other confidential information, and the potential for inadvertent exposure of PII or CI, could cause us to violate data privacy laws or lose customers and could negatively affect our business, financial condition and financial results.

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

In addition, our processing and storage of certain types of data is subject to confidentiality agreements with our clients and handling PII is increasingly subject to a variety of changing privacy and data security regulations around the world. For example, the collection and use of personal data in the European Union, previously governed by the provisions of the Data Protection Directive, were replaced with the General Data Protection Regulation, or GDPR, in May 2018. GDPR imposes several requirements relating to the collection, use, processing and transfer of personal data, such as requirements for using consent or other legal grounds to process personal data, providing information to individuals about how their personal data is used, maintaining adequate security and data protection measures, giving data breach notifications, complying with individuals’ requests to access, correct or delete their personal data and using third-party processors of personal data. GDPR also maintains the European Union’s strict rules limiting the transfer of personal data out of the European Economic Area. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. GDPR will introduce substantial potential fines for violations and increase our responsibility and liability in relation to personal data that we process. To comply with the GDPR, we may be required to put in place additional technical and administrative measures and controls mechanisms. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. For example, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies including us to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. In the wake of that decision, we decided to participate in the new EU-U.S. Privacy Shield framework established by the U.S. Department of Commerce and the European Commission and opened for participation on August 1, 2016. We applied for and were approved for certification and are now an Active Participant in the Privacy Shield program. Our Privacy Shield self-certification was finalized by the Department of Commerce and became effective as of November 9, 2016 and was renewed in November 2017. This allows us to transfer personal data of European data subjects that we receive from customers to the United States, in compliance with the Privacy Shield principles. While our Privacy Shield certification and other mechanisms (such as Model Clauses) to lawfully transfer such data remain in place, those mechanisms are also subject to pending legal challenges and these legal challenges may result in different European data protection regulators applying differing standards for the transfer of personal data. Future changes in requirements under these regulations may be inconsistent with our existing data management practices. If so, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business, including increased cost of compliance and limitations on data transfer for us and our customers.

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

Problems with protecting and enforcing our intellectual property rights could negatively affect our business, financial condition and financial results.

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

We may have to defend or assert our rights in intellectual property that we use in our products and services, and we could be found to infringe the intellectual property rights of others, which could be disruptive and expensive to our business.

We may have to defend against claims that we or our customers are infringing the rights of third parties in patents, copyrights, trademarks and other intellectual property. If we acquire technology to include in our products and services from third parties, our exposure to infringement actions may increase because we must rely upon these third parties to verify the origin and ownership of such technology. Also, we may be required to spend significant resources to monitor and protect our intellectual property rights, including initiating claims or litigation against third parties for infringement or misappropriation. Intellectual property litigation and controversies are disruptive and expensive, whether or not resolved in our favor. Even unmeritorious claims brought against us or our customers may harm our reputation and customer relationships, may cause us to incur significant legal and other fees to defend, and may have to be settled for significant amounts. Infringement claims against us could require us to develop non-infringing products and services or enter into expensive royalty or licensing arrangements. Our business, financial condition and financial results could be materially adversely affected if we are not able to develop non-infringing technology or license technology on commercially reasonable terms.

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

Some of our products include third-party intellectual property, which may require licenses for our use. For example, a significant portion of the revenue generated by our recently acquired business, Erado, relies on the licensing of certain electronic message API’s, such as those made available by LinkedIn Corporation, SMS providers, Facebook, and other social media channels. Based on past experience and industry practice, we believe that such licenses can be obtained on reasonable terms; however, there can be no assurance that we will be able to obtain or maintain the necessary licenses for new or current products on acceptable terms or at all. Failure to obtain or maintain such licenses may limit our ability to sell our products, which could have a material adverse effect on our business, financial condition and financial results.

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

Our sales to government entities are subject to a number of challenges and risks.

Sales to U.S. federal, state and local governmental agency customers have accounted for a significant portion of our revenue in past periods, and we may in the future increase sales to government agencies. Sales to government entities are subject to a number of challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contractual requirements often carry a high compliance risk. Government certification requirements for solutions like ours may change and in doing so restrict our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities also may have statutory, contractual or other legal rights to terminate contracts for convenience or due to a default, and any such termination may adversely impact our future operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	6,088	$5.27	—	$—
August 1, 2018 to August 31, 2018	1,102	$5.61	—	$—
September 1, 2018 to September 30, 2018	—	$—	—	$—
Total	7,190	$5.32	—	$—

1

Of the total number of shares purchased for the one month periods ended July 31, 2018, August 31, 2018, and September 30, 2018, 7,190 shares of Restricted Stock were withheld by us upon the vesting of outstanding Restricted Stock. These shares were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock vested during the periods, which is required once the Restricted Stock is vested.

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

3.2

Second Amended and Restated Bylaws of Zix Corporation, dated November 1, 2016 (incorporated herein by reference to Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Securities and Exchange Commission on November 3, 2016, and incorporated herein by reference).

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

ZIX CORPORATION

Date: November 7, 2018	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)