Form 10-Q
period 2019-03-31
ZIX CORP
filed 2019-05-09
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2019
Common Stock, par value $0.01 per share	55,547,299

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	ZIXI	NASDAQ Global Market

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,691	$27,109
Receivables, net	9,779	3,188
Prepaid and other current assets	5,253	3,176
Total current assets	31,723	33,473
Property and equipment, net	7,000	3,924
Operating lease assets	8,932	—
Intangible assets, net	152,012	15,251
Goodwill	161,003	13,783
Deferred tax assets	29,888	28,785
Deferred costs and other assets	10,174	9,424
Total assets	$400,732	$104,640
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,118	$769
Accrued expenses	14,477	9,747
Deferred revenue	40,966	30,622
Current portion of long-term debt	1,765	—
Other current liabilities	1,203	—
Total current liabilities	72,529	41,138
Long-term liabilities:
Deferred revenue	1,304	1,539
Deferred rent	—	1,016
Noncurrent operating lease liabilities	8,880	—
Long-term debt	166,901	—
Total long-term liabilities	177,085	2,555
Total liabilities	249,614	43,693
Commitments and contingencies (see Note 11)

Preferred stock:
Series A convertible preferred stock, $1 par value; 64,914 shares designated, issued and outstanding in 2019 and no designated, issued or outstanding in 2018	64,644	—
Series B convertible preferred stock, $1 par value; 35,086 shares designated, issued and outstanding in 2019 and no designated, issued or outstanding in 2018	34,332	—
Total preferred stock	98,976	—

Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 83,288,103 issued and 55,596,180 outstanding in 2019 and 81,715,330 issued and 54,186,180 outstanding in 2018	779	779
Additional paid-in capital	386,205	384,940
Treasury stock, at cost; 27,691,923 common shares in 2019 and 27,529,150 common shares in 2018	(109,732)	(108,392)
Accumulated deficit	(225,062)	(216,364)
Accumulated other comprehensive loss	(48)	(16)
Total stockholders’ equity	52,142	60,947
Total liabilities, preferred stock and stockholders’ equity	$400,732	$104,640

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2019	2018
Revenue	$29,300	$16,654
Cost of revenue	11,139	3,514
Gross margin	18,161	13,140
Operating expenses:
Research and development	4,147	2,977
Selling, general and administrative	20,264	7,554
Total operating expenses	24,411	10,531
Operating (loss) income	(6,250)	2,609
Other income (expense):
Investment and other income	92	119
Interest expense	(1,255)	—
Total other (expense) income	(1,163)	119
Income (loss) before income taxes	(7,413)	2,728
Income tax benefit (expense)	1,148	(836)
Net income (loss)	$(6,265)	$1,892

Deemed and accrued dividends on preferred stock	2,433	—
Net income (loss) attributable to common stockholders	$(8,698)	$1,892

Basic income (loss) per share attributable to common stockholders	$(0.17)	$0.04
Diluted income (loss) per common share attributable to common stockholders	$(0.17)	$0.04
Basic weighted average common shares outstanding	52,713,576	52,875,428
Diluted weighted average common shares outstanding	52,713,576	53,481,104

Other comprehensive income, net of tax
Foreign currency translation adjustments	(32)	—
Comprehensive income (loss)	$(6,297)	$1,892

See notes to condensed consolidated financial statements

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balances, December 31, 2018, as reported	—	$—	81,715,330	$779	$384,940	$(108,392)	$(216,364)	$(16)	$60,947
Issuance of Series A preferred stock in connection with private placement, net of issuance costs of $2,253	64,914	62,662	—	—	—	—	—	—	—
Issuance of Series B preferred stock in connection with private placement, net of issuance costs of $1,204	35,086	33,881	—	—	—	—	—	—	—
Beneficial conversion feature of Series A preferred stock	—	1,407	—	—	—	—	(1,407)	—	(1,407)
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	12	—	—	—	—	(12)	—	(12)
Accrued dividend on Series A preferred stock	—	563	—	—	—	—	(563)	—	(563)
Accrued dividend on Series B preferred stock	—	380	—	—	—	—	(380)	—	(380)
Redemption Accretion of Series B preferred stock	—	71	—	—	—	—	(71)	—	(71)
Net issuance of common stock upon exercise of stock options	—	—	17,438	—	36	—	—	—	36
Net issuance of common stock upon vesting of restricted stock units	—	—	40,334	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	392,500	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	1,116,724	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	5,777	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,229	(1,340)	—	—	(111)
Treasury repurchase program	—	—	—	—	—	—	—	—	—
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	—	(6,265)	—	(6,265)
Balances, March 31, 2019	100,000	$98,976	83,288,103	$779	$386,205	$(109,732)	$(225,062)	$(48)	$52,142

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Continued

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balances, December 31, 2017, as reported	—	$—	80,709,970	$778	$381,457	$(102,343)	$(236,372)	$—	$43,520
Cumulative effect adjustment from changes in accounting standards, net of taxes	—	—	—	—	—	—	4,564	—	4,564
Balances, January 01, 2018, as adjusted	—	—	80,709,970	778	381,457	(102,343)	(231,808)	—	48,084
Net issuance of common stock upon vesting of restricted stock units	—	—	50,751	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	32,655	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	370,322	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	95,946	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	627	(547)	—	—	80
Treasury repurchase program	—	—	—	—	—	(3,090)	—	—	(3,090)
Net income	—	—	—	—	—	—	1,892	—	1,892
Balances, March 31, 2018	—	$—	81,259,644	$778	$382,084	$(105,980)	$(229,916)	$—	$46,966

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating activities:
Net income (loss)	$(6,265)	$1,892
Non-cash items in net income (loss):
Depreciation and amortization	2,696	746
Amortization of debt issuance costs	116	—
Employee stock-based compensation costs	1,229	627
Changes in deferred taxes	(1,103)	912
Changes in operating assets and liabilities:
Receivables	(113)	275
Prepaid and other current assets	(1,004)	554
Deferred costs and other assets	(856)	(914)
Operating lease assets	(4,385)	—
Accounts payable	5,989	(295)
Deferred revenue	(212)	(1,586)
Earn-out payment	(385)	(195)
Accrued and other liabilities	3,876	(968)
Net cash provided by (used in) operating activities	(417)	1,048
Investing activities:
Purchases of property, equipment and internal-use software	(1,742)	(546)
Acquisition of business, net of cash acquired	(271,706)	—
Net cash used in investing activities	(273,448)	(546)
Financing activities:
Proceeds of term loan	175,000	—
Debt issuance cost	(6,389)	—
Proceeds from issuance of Series A preferred stock, net of offering costs	62,692	—
Proceeds from issuance of Series B preferred stock, net of offering costs	33,896	—
Proceeds from exercise of stock options	36	—
Purchase of treasury shares	(1,340)	(3,637)
Earn-out payment	(415)	(605)
Net cash provided by (used in) financing activities	263,480	(4,242)

Effect of exchange rate on cash	(33)	—

Decrease in cash and cash equivalents	(10,418)	(3,740)
Cash and cash equivalents, beginning of period	27,109	33,009
Cash and cash equivalents, end of period	$16,691	$29,269

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“Zix” the “Company,” “we,” “our” or “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods.

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three month period ended March 31, 2019, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

2. Recent Accounting Standards and Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We elected the available practical expedients and adopted ASC 842 effective January 1, 2019, prospectively. The adoption of this standard resulted in the recognition of right-to-use assets and lease liabilities of $4.8 million and $6.0 million, with no material impact on the results of operations and cash flows. See below Note 6 “Leases" for additional information regarding our leases.

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of March 31, 2019 the Company had 906,385 stock options outstanding, 2,090,603 non-vested Restricted Stock awards; 526,568 non-vested Performance Stock awards; 61,834 non-vested RSUs; 21,722 non-vested Performance RSUs and 4,320,776 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended March 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2018	923,823	$3.23
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	(17,438)	2.11
Outstanding at March 31, 2019	906,385	$3.25	4.58
Options exercisable at March 31, 2019	818,885	$3.20	4.31

At March 31, 2019, 906,385 stock options outstanding and 818,885 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options were $3.3 million and $3.0 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended March 31, 2019:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2018	1,355,000	$4.58
Granted at market price	1,141,724	7.16
Vested	(381,121)	4.39
Cancelled	(25,000)	7.15
Non-vested restricted stock at March 31, 2019	2,090,603	$5.95

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended March 31, 2019:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at December 31, 2018	72,168	$4.59
Granted at market price	30,000	7.15
Vested	(40,334)	4.60
Cancelled	—	—
Non-vested restricted stock units at March 31, 2019	61,834	$5.82

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended March 31, 2019:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at December 31, 2018	12,499	$4.20
Granted at market price	15,000	7.15
Vested	(5,777)	4.08
Forfeited	—	—
Non-vested performance RSUs at March 31, 2019	21,722	$6.27

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended March 31, 2019:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at December 31, 2018	255,626	$4.22
Granted at market price	417,500	7.15
Vested	(121,558)	4.15
Forfeited	(25,000)	7.15
Non-vested performance stock at March 31, 2019	526,568	$6.42

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended March 31, 2019, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended March 31, 2019
Cost of revenues	$104
Research and development	175
Selling, general and administrative	950
Stock-based compensation expense	$1,229

A deferred tax asset totaling $236 thousand and $124 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the three month periods ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $14.9 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.84 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3, Stock Options and Stock-Based Employee Compensation of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash income tax payments	$193	$38
Non-cash investing and financing activities:
Accrued and deemed dividends on Series A preferred stock	1,982	—
Accrued and deemed dividends on Series B preferred stock	451	—

5. Receivables, net

(In thousands)	March 31, 2019	December 31, 2018
Gross accounts receivables	$20,763	$14,135
Allowance for returns and doubtful accounts	(129)	(277)
Unpaid portion of deferred revenue	(10,855)	(10,670)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$9,779	$3,188

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2019.

6. Leases

Effective January 1, 2019, the Company adopted ASC 842, which requires recognition of a right-of-use asset and lease liability for all leases at the commencement date based on the present value of lease payments over the lease term. Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and nonlease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

The Company determines if a contract is or contains a lease at inception. The Company has operating leases for office spaces and data centers. The Company has entered into lease contracts ranging from 1 to 12 years with the majority of leases having terms one to seven years, many of which include options to extend in various increments. Variable lease costs consist primarily of variable common area maintenance, taxes, insurance, parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's interest rate of the term loan.

The components of lease costs are as follows:

Three Months ended March 31,
(In thousands)	2019
Operating lease costs	$544
Short-term lease costs	288
Variable lease costs	187
Total lease costs	$1,019

Supplemental cash flow information related to leases are as follows:

Three Months ended March 31,
(In thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$555
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,550

Supplemental balance sheet information related to lease are as follows:

		March 31,
(In thousands)	Balance Sheet Classification	2019
Operating Leases
Operating lease right-of-use asset	Operating lease assets	$8,932

Current operating lease liabilities	Other current liabilities	$1,203
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	8,880
Total operating lease liabilities		$10,083

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)
Operating leases	4.97

Weighted Average Discount Rate
Operating leases	5.79%

Maturities of lease liabilities are as follows:

	Payments Due by Period - Year ending December 31, 2018
(In thousands)	Total	Year 1 (1)	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$11,810	$2,103	$4,268	$4,159	$1,280
Less imputed interest	$(1,727)
Total	$10,083

(1) Year 1 excluding the three months ended March 31, 2019

During the quarter ended March 31, 2019, we entered into an operating lease for office space, which has not yet commenced and is expected to be added as a lease liability at a value of approximately $545 thousand. This operating lease will commence in the second quarter of 2019 with lease term of 5 years.

7. Long-term Debt

On February 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and SunTrust Bank as administrative agent, which (1) provided for borrowing in the form of a senior secured term loan facility in an aggregate principal amount of $175 million (the “Term Loan”), (2) provides for a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million (the “Delayed Draw Term Loan Facility”), and (3) provides for a senior secured revolving credit facility in an aggregate principal amount of $25 million, up to $5 million of which is available for letters of credit (the “Revolving Facility” and, together with the Term Loan and the Delayed Draw Term Loan Facility, the “Credit Facilities”). On February 20, 2019, the Term Loan was borrowed in full to pay a portion of the purchase price in connection with the AppRiver acquisition (described below in Note 16 “Acquisitions”) (including certain fees, costs and expenses related thereto). The Credit Facilities are guaranteed by substantially all of the wholly-owned domestic subsidiaries of Zix.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (1) the adjusted LIBO rate (as defined in the Credit Agreement) plus a margin ranging from 2.50% to 3.50% or (2) the alternate base rate (as defined in the Credit Agreement) plus a margin ranging from 1.50% to 2.50%. The applicable margin varies depending on the Company’s total net leverage ratio.

The Credit Facilities are scheduled to mature on February 20, 2024, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitments thereunder, subject to the limits and conditions set forth in the Credit Agreement.

Optional prepayments of borrowings under the Credit Facilities are permitted at any time and do not require any prepayment premium (other than reimbursement of the lenders’ breakage and redeployment costs in the case of a prepayment of LIBO rate borrowings).

The Credit Agreement contains various financial, operational, and legal covenants. The financial covenant is tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The financial covenant requires the Company to maintain a maximum total net leverage ratio of:

•	5.50:1.00 for the fiscal quarters ending March 31, 2019 and June 30, 2019;
•	5.25:1.00 for the fiscal quarter ending September 30, 2019;
•	5.00:1.00 for the fiscal quarters ending December 31, 2019 through June 30, 2020;
•	4.75:1.00 for the fiscal quarters ending September 30, 2020 through March 31, 2021;
•	4.50:1.00 for the fiscal quarters ending June 30, 2021 through December 31, 2021; and
•	4.25:1.00 for the fiscal quarter ending March 31, 2022 and each fiscal quarter thereafter.

The non-financial covenants restrict the Company’s ability and the ability of the Company’s restricted subsidiaries to, among other things, incur indebtedness, incur liens, merge with or acquire other entities, make investments, dispose of assets, enter into sale and leaseback transactions, make dividends, distributions or stock repurchases, prepay junior indebtedness, enter into transactions with affiliates, enter into restrictive agreements, and amend organizational documents or the terms of junior indebtedness.

The Credit Agreement contains events of default that Zix believes are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events occurs, all obligations under the Credit Agreement will immediately become due and payable. If any other event of default exists under the Credit Agreement, the lenders may accelerate the maturity of the Credit Facilities and exercise other rights and remedies, including foreclosure or other actions against the collateral. If any default exists under the Credit Agreement, or if the Company is unable to make any of the representations and warranties in the Credit Agreement at the applicable time, Zix will be unable to borrow additional funds or have letters of credit issued under the Credit Agreement.

Term Loan

As of March 31, 2019, the Company had $175 million in principal outstanding under the Term Loan. The Term Loan was fully drawn on February 20, 2019 in the amount of $175 million, and requires quarterly payments of principal of $437,500  beginning on June 30, 2019. In addition to other customary mandatory prepayment requirements, the Term Loan requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases.

At March 31, 2019, the Company had an outstanding debt balance of $168.7 million based on the 6.18% interest rate in effect during the period from February 20, 2019 through March 31, 2019. Included in the balance at March 31, 2019 is $6.3 million of unamortized debt issuance costs.

Future principal payments under the Term Loan as of March 31, 2019 are as follows:

(In thousands)
Year Ending December 31,	Amount
2019	$1,313
2020	1,750
2021	1,750
2022	1,750
2023	1,750
2024	166,687
175,000

Delayed Draw Term Loan

At March 31, 2019, the Company’s Delayed Draw Term Loan Facility was undrawn and is available until August 20, 2019 in an aggregate principal amount of $10 million to use in connection with future acquisitions permitted under the Credit Agreement.

Commencing March 23, 2019, Zix began paying a ticking fee on the unused portion of the Delayed Draw Term Loan Facility. In addition, the Delayed Draw Term Loan Facility (if funded) will require 1.00% per annum amortization of the original principal amount borrowed, payable in equal quarterly installments. In addition to other customary mandatory prepayment requirements, the Delayed Draw Term Loan Facility (if funded) will require annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases.

On May 7, 2019, Zix acquired assets of Cirius Messaging Inc., and Delivery Slip, Inc., its wholly-owned subsidiary, using the Delayed Draw Term Loan to fund this transaction. See below Note 17 “Subsequent Events” for additional information.

Revolving Facility

The Company also has a Revolving Facility with the lenders, pursuant to which the lenders agreed to make a Revolving Facility available to the Company in an aggregate amount of up to $25 million. Proceeds from the Revolving Facility may be used for working capital and general business purposes, including the financing of permitted acquisitions, investments and restricted payments, subject, in both cases, to the conditions contained in the Credit Agreement. Zix is charged a commitment fee ranging from 0.25% to 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Facility.

As of March 31, 2019, the Revolving Facility was undrawn and available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject, in both cases, to the conditions contained in the Credit Agreement.

8. Preferred Stock

On February 20, 2019, (the “Original Issuance Date” or “Closing Date”), Zix consummated a private placement pursuant to an investment agreement with an investment fund managed by True Wind Capital and issued an aggregate of $100 million of shares of convertible Preferred Stock (as defined below) at a price of $1,000 per share (the “Stated Value”). 64,914 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued for proceeds of $62.7 million, net of issuance costs of $2.3 million, and 35,086 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) were issued for proceeds of $33.9 million, net of issuance costs of $1.2 million. The Preferred Stock is classified outside of stockholders’ equity in temporary equity because the shares contain certain redemption features which require redemption upon a change in control. The Series A Preferred Stock can be immediately converted to common stock up to a cap imposed by Nasdaq Listing Rules prior to Stockholder Approval (as defined below) with the remainder of the conversion value settled in cash. The conversion option of the Series A Preferred Stock was determined to have a beneficial conversion feature which was valued at $1.4 million and was recorded to additional paid-in capital and as a discount to the Series A Preferred Stock. This resulting discount was immediately amortized as the Series A Preferred Stock has no set redemption date but is currently convertible. The Series B Preferred Stock is not convertible without shareholder approval, so no beneficial conversion feature was recognized.

Dividends

The Stated Value of the Series A Preferred Stock accretes at a fixed rate of 8% per annum, compounded quarterly (“Series A Preferred Dividend”). Apart from the Series A Preferred Dividend, the holders of Series A Preferred Stock are also entitled to receive any dividends paid on common stocks on an "as converted" basis. No dividend will be paid on common stocks until such dividend is paid on the Series A Preferred Stock. The holders of Series B Preferred Stock are entitled to receive dividends accruing daily on a cumulative basis payable quarterly in arrears in cash at a fixed rate of 10% per annum on the Stated Value (the “Preferred Dividend”). The rate will automatically increase by 1% every six months that the Series B Preferred Stock remains outstanding (subject to a cap of 12%). The rate is subject to increase by 0.5% on every three-month anniversary if the Company fails to redeem the Series B Preferred Stock in the event of a change of control of the Company (subject to a 16% cap). All calculations of the Accreted Value (as defined below) of Series A Preferred Stock and the Preferred Dividend of Series B Preferred Stock will be computed on the basis of a 360-day year of twelve 30-day months.

Voting Rights

Holders of Series A Preferred Stock are entitled to vote, together with the holders of common stock on all matters submitted to a vote of the holders of common stock. Each holder of Series A Preferred Stock shall be entitled to the number of votes equal to the largest number of whole shares of common stock into which all shares of Series A Preferred Stock held by such holder could be converted up to a cap of 10,783,050 shares of common stock imposed by Nasdaq Listing Rules prior to shareholder approval. The vote or consent of the holders of at least a majority of the shares of Series A Preferred Stock outstanding will be necessary for effecting or validating any of the following actions: (i) any amendment, alteration or repeal of the Articles of Incorporation or Series A Certification of Designations that would adversely effect the rights, preferences, privileges or power of the Series A Preferred Stock; (ii) any amendment or alteration to the Articles of Incorporation or any other action to authorize or create, or increase the number of authorized or issued shares of capital stock of the Company convertible into shares of, or ranking senior to, or on a parity basis with, the Series A Preferred Stock as to dividend rights or liquidation rights; (iii) the issuance of shares of Series A Preferred Stock after the Original Issuance Date other than in connection with the conversion of Series B Preferred Stock that was issued on the Original Issuance Date; (iv) any action that would cause the Company to cease to be treated as a domestic corporation for U.S. federal income tax purposes; and (v) the incurrence of any indebtedness of the Company that would cause Zix to exceed a specified leverage ratio.

Holders of shares of Series B Preferred Stock are not entitled to vote with holders of common stock on an “as converted” basis. The vote or consent of the holders of at least a majority of the shares of Series B Preferred Stock outstanding will be necessary for effecting or validating any of the following actions: (i) any amendment, alteration or repeal of the Articles of Incorporation or Series B Certification of Designations that would adversely affect the rights, preferences, privileges or power of the Series B Preferred Stock; (ii) any amendment or alteration to the Articles of Incorporation or any other action to authorize or create, or increase the number of authorized or issued shares of capital stock of the Company convertible into shares of, or ranking senior to, or on a parity basis with, the Series B Preferred Stock as to dividend rights or liquidation rights; (iii) the issuance of shares of Series B Preferred Stock; (iv) any action that would cause the Company to cease to be treated as a domestic corporation for U.S. federal income tax purposes; and (v) the incurrence of any indebtedness of the Company that would cause Zix to exceed a specified leverage ratio.

Liquidation Preference

The Series A Preferred Stock has a liquidation preference equal to the greater of (i) the Stated Value per share as it has accreted as of such date (the “Accreted Value”) and (ii) the amount such holder would have received if the Series A Preferred Stock had converted into common stock immediately prior to such liquidation. The Series B Preferred Stock has a liquidation preference equal to the sum of (i) the Stated Value and (ii) without duplication, any accrued but unpaid Preferred Dividends.

Conversion

At any time, each Series A Preferred Stock holder may, subject to a cap until approval of common stock holders under Nasdaq Listing Rules (the “Stockholder Approval”) is obtained, elect to convert each share of such holders’ then-outstanding Series A Preferred Stock into (i) the number of shares of common stock equal to the product of (a) the Accreted Value with respect to such share on the conversion date multiplied by (b) the conversion rate (initially of 166.11) as of the applicable conversion date divided by (c) 1,000 plus (ii) cash in lieu of fractional shares. Following the receipt of Stockholder Approval, each share of Series B Preferred Stock will automatically be converted into the number of shares of Series A Preferred Stock equal to the liquidation preference of such share of Series B Preferred Stock divided by the accreted value of a share of Series A Preferred Stock on the date of conversion plus cash in lieu of fractional shares. If Stockholder Approval is not obtained, the Series B Preferred Stock will not be convertible into shares of Series A Preferred Stock or common stock.

Optional Redemption by Zix

At any time after the fourth anniversary of the Closing Date, Zix may redeem the Series A Preferred Stock for an amount per share of Series A Preferred Stock equal to the Accreted Value per share of the Series A Preferred Stock to be redeemed as of the applicable redemption date multiplied by 1.50. At any time after the fourth anniversary of the Closing Date, the Company may redeem any then-outstanding shares of Series B Preferred Stock for an amount per share of Series B Preferred Stock equal to the liquidation preference per share of the Series B Preferred Stock to be redeemed as of the applicable redemption date multiplied by 1.50.

Series B Preferred Stock Holder Redemption Right

At any time after the seventh anniversary of the Closing Date, upon 90 days’ prior notice, each Series B Preferred Stock holder may elect to require Zix to redeem the Series B Preferred Stock for an amount per share of Series B Preferred Stock equal to the liquidation preference per share of the Series B Preferred Stock to be redeemed as of the applicable redemption date multiplied by 1.50.

9. Revenue from Contracts with Customers

Accounting policies

Our Company provides message security solutions as subscription services in which we recognize revenue as our services are rendered. Historically, our contracts have typically been one to three year contracts billed annually. We are increasingly moving toward a monthly billing model. This shift has been largely driven by our recent acquisition activity, including AppRiver. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by our company from a customer  (e.g., sales, use, value added, and some excise taxes).

Disaggregation of Revenue

In the three months ended March 31, 2019, we recorded revenue for our services in the following core industry verticals: 47% healthcare, 28% financial services, 7% government sector, and 18% as other.

We operate as a single operating segment. Revenue generated from our email protection services represented 100% of our revenues in the three months ended March 31, 2019 and 2018, respectively. Further, we sell our solutions as a bundle, applying significant judgement to allocate transaction prices of our services based on the standalone selling price of our component services.

Contract balances

Our contract assets include our accounts receivables, discussed above in Footnote 5 “Receivables, net”, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. During the three months ended March 31, 2019, we increased our noncurrent deferred contract asset by $1.5 million resulting from commissions earned by our sales team during the quarter. We also amortized $684 thousand of deferred cost as a selling and marketing expense in the same period. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2019.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $10.1 million increase to our net deferred revenue is attributed to the acquired balance from our AppRiver acquisition in February 2019. See below Note 16 “Acquisitions” for additional information regarding our AppRiver acquisition.

Performance obligations

As of March 31, 2019, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $87.1 million. We expect to recognize approximately $49.9 million of revenue related to this backlog during the remainder of 2019, $22.7 million in 2020, and $14.5 million in periods thereafter.

Approximately $16.8 million of our $29.3 million revenue recognized in the three months ended March 31, 2019, was included in our performance obligation balance at the beginning of the period.

10. Earnings (Loss) Per Share and Potential Dilution

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding for the applicable period. The dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share. The computations for basic and diluted earnings (loss) per share for the three months ended March 31, 2019 and 2018, respectively, are as follows:

	Three Months ended March 31,
	2019	2018
Basic weighted average common shares	52,713,576	52,875,428
Effect of dilutive securities:
Employee and director stock options	—	263,757
Restricted Stock	—	238,188
RSUs	—	27,184
Performance RSUs	—	19,194
Performance Stock	—	57,353
Series A Preferred Shares	—	—
Series B Preferred Shares	—	—
Dilutive weighted average common shares	52,713,576	53,481,104

During the three months ended March 31, 2019, potential common shares of all securities were excluded from the calculation of diluted loss per share because the awards were anti-dilutive.  During the three months ended March 31, 2018, weighted average shares related to 193,250 stock options, 451,022 shares of Restricted Stock, 24,334 RSUs, 3,666 Performance RSUs, and 74,145 shares of Performance Stock were excluded from the calculation of diluted earnings per share because these awards were anti-dilutive.

11. Commitments and contingencies

We have not entered into any material, non-cancelable purchase commitments at March 31, 2019.

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

13. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the three month periods ended March 31, 2019 and 2018:

	Three Months ended March 31,
(In thousands)	2019	2018
Opening balance	$13,783	$8,469
Additions	147,220	—
Acquisition adjustments	—	(901)
Goodwill	$161,003	$7,568

Our 2019 acquisition of AppRiver resulted in the increase to our goodwill in the three months ended March 31, 2019. Our acquisition adjustments to goodwill in the three month period ended March 31, 2018, reflect the appropriate reallocation of excess purchase price from goodwill to acquired assets and liabilities related to our Greenview and Entelligence Messaging Server purchases. See below Note 16 “Acquisitions” for additional information regarding our acquisitions.

We evaluate goodwill for impairment annually in the fourth quarter, or when there is a reason to believe that the value has been diminished or impaired. There were no impairments to goodwill during the periods presented above.

14. Common Stock Repurchase Program

On April 24, 2017, the Company’s board of directors approved a share repurchase program that enables the Company to purchase up to $10 million of its shares of common stock. The share repurchase program expired on May 31, 2018. As such, no shares of common stock was repurchased during the three month period ended March 31, 2019. During the three month period ended March 31, 2018, the Company repurchased 706,994 shares of our common stock under this program at an aggregate cost of $3.1 million.

15. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $22.7 million reserve. Any reduction to this $22.7 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2019 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2018, will remain unchanged at December 31, 2019. For this reason, the Company has recognized its first quarter 2019 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

16. Acquisitions

Acquisition of AppRiver Companies

On February 20, 2019, Zix acquired 100% of the equity interest of AR Topco, LLC and its subsidiaries, including AppRiver LLC (“AppRiver” and collectively, the “AppRiver Companies”), for a total purchase price of $276.4 million, including cash consideration of $271.8 million, net of cash acquired , and subject to a customary working capital adjustment. This acquisition complements our strategy to accelerate our offerings into the cloud at the point of initial cloud application purchase and expand our customer base.

We financed the acquisition with proceeds from (1) cash on hand, (2) the proceeds from the Term Loan,  and (3) a private placement with an investment fund managed by True Wind Capital consisting of (i) 64,914 newly issued shares of Series A Convertible Preferred Stock, $1.00 par value per share, and (ii) 35,086 newly issued shares of Series B Convertible Preferred Stock, $1.00 par value per share in exchange for cash consideration in an aggregate amount of $100 million (which was reduced by $3 million in True Wind Capital’s costs that were reimbursed by the Company).

AppRiver is a channel-first provider of cloud-based cyber security and productivity services, offering web protection, email encryption, secure archiving, and email continuity solutions. AppRiver also provides Microsoft Office 365 and Secure Hosted Exchange services, which serve as an effective lead generation tool for AppRiver’s solutions. The acquisition of AppRiver can accelerate our offerings into the cloud at the point of initial cloud application purchase. Because AppRiver currently services over 60,000 worldwide customers using a network of 4,500 Managed Service Providers, this acquisition can help us expand our customer base.

The Company incurred $7.8 million in acquisition-related costs which included $1.0 million and $6.8 million recorded within the operating expenses during the three months ended December 31, 2018, and March 31, 2019, respectively. Revenue from AppRiver was $10.9 million for the three months ended March 31, 2018, and due to the continued integration of the combined businesses, it was impracticable to determine earnings.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is not yet finalized.  The majority of the goodwill balance is expected to be deductible for tax purposes. The intangible assets we acquired from AppRiver consist of customer relationships, vendor relationships, trademark/names, and internally developed software, which we are amortizing over 8 years, 3 years, 10 years, and 5-6 years, respectively. The results of operations and the provisional fair values of the acquired assets and liabilities have been included in the accompanying condensed consolidated financial statements since our AppRiver acquisition on February 20, 2019. Certain estimated values are not yet finalized and subject to revision as additional information becomes available and more detailed analyses are completed.

The following table summarizes the estimated fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Current assets	$12,201
Property and equipment	3,291
ROU assets	4,550
Customer relationships	91,000
Vendor relationships	1,000
Trademark/Names	4,400
Internally developed software	41,100
Goodwill	147,220
Total assets	304,762

Liabilities:
Current liabilities	$13,532
Deferred revenue	10,321
Operating lease liabilities	4,550
Total liabilities	28,403

Net assets recorded	$276,359

Erado

On April 2, 2018, the Company acquired all the outstanding capital stock of CM2.COM, Inc., d/b/a Erado (“Erado”) for a total purchase price of $14.4 million, including cash consideration of $11.8 million, net of cash acquired. The purchase of Erado strengthens Zix’s comprehensive archiving solutions with unified archiving, supervision, security, and messaging solutions for customers that demand bundled services. Erado’s long standing focus on helping its customers comply with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations will help further strengthen Zix’s offering for customers with compliance requirements. This acquisition also expands Zix’s cloud-based email archiving capabilities into more than 50 content channels, including social medial, instant message, mobile, web, audio, and video.

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

The Company incurred $334 thousand in acquisition-related costs which were recorded within operating expenses during twelve months ended December 31, 2018.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is deductible for tax purpose. The intangible assets we acquired from Erado consist of trademarks, internally developed software, and customer relationships, which we are amortizing over an estimated useful life of 5 years, 10 years, and 15 years, respectively. The results of operations and the estimated fair values of the acquired assets and liabilities have been included in the accompanying consolidated financial statements since our April 2, 2018, acquisition date. Revenue from Erado was $861 thousand for the three months ended March 31, 2019. Due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

The following table summarizes the provisional fair value of acquired assets and liabilities:

(In thousands)	Estimated Fair Value
Assets:
Current assets	$848
Property and equipment	169
Trademark /names	260
Technology	3,030
Customer relationships	4,760
Goodwill	6,215
Total assets	15,282

Liabilities:
Deferred revenue	$809
Other current liabilities	93
Total liabilities	902

Net assets recorded	$14,380

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three month periods ending March 31, 2019 and 2018, respectively, as though the AppRiver and Erado acquisitions that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments, such as amortization expense of intangible assets and acquisition-related transaction costs, to give effect to pro forma events that are directly attributable to the acquisitions. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the respective acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Revenues	$45,573	$38,269
Net income	3,251	671
Basic income (loss) per share attributed to common shareholders	$0.02	$(0.03)
Diluted income (loss) per share attributed to common shareholders	$0.02	$(0.03)

17. Subsequent Events

On May 7, 2019, we acquired assets of Cirius Messaging Inc., and Delivery Slip, Inc, its wholly owned subsidiary. Zix paid $14 million in cash, subject to certain adjustments. Our acquisition of these assets strengthens our current portfolio with additional email encryption, e-signatures and secure file sharing solutions. The Company is currently in the process of determining the fair value of the assets acquired in this purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Zix® is a leader in email security. Trusted by the nation’s most influential institutions in healthcare, finance and government, Zix delivers a superior experience and easy-to-use solutions for email encryption and data loss prevention (“DLP”), advanced threat protection, archiving, and bring your own device (“BYOD”) mobile security. Focusing on the protection of business communication, Zix enables its customers to better secure data and meet compliance needs. We serve organizations in many industries, with particular emphasis on the healthcare, financial services, insurance and government sectors, including U.S. federal financial regulators— such as members of the Federal Financial Institutions Examination Council, divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (“SEC”), more than 30% of U.S. banks, more than 30% of Blue Cross Blue Shield plans and more than 1,200 U.S. hospitals.

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

ZixEncrypt is available as a hosted solution, as a multi-tenant solution, or as a physical or virtual on-premises appliance.

In March 2017, Zix acquired Greenview Data, Inc. (“Greenview”), an email security company. Zix’s acquisition of Greenview addresses increasing buyer demand for email security bundles by adding advanced threat protection, antivirus, anti-spam and archiving capabilities to its industry-leading email encryption. Greenview is a good fit for Zix’s business based on its employees’ expertise in email security and its emphasis on customer success, which align with Zix’s reputation for delivering industry-leading solutions and a superior experience.

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

In April 2018, Zix acquired Erado, a unified archiving company. Erado strengthens Zix’s comprehensive archiving solutions with unified archiving, supervision, security, and messaging solutions for customers that demand bundled services. Erado’s long standing focus on helping its customers comply with FINRA and SEC regulations helps further strengthen Zix’s offerings for customers with compliance requirements. This acquisition also expands Zix’s cloud-based email archiving capabilities into more than 50 content channels, including social medial, instant message, mobile, web, audio and video.

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

On March 5, 2019, we announced the availability of ZixSuite, a cloud-based business communications security and compliance solution that combines advanced threat protection, business email continuity, email encryption, email DLP and unified archiving, all managed from a centralized interface.

ZixSuite is designed to simplify security and regulatory compliance for small and medium size businesses that want an easier way to protect critical business communications while complying with industry or corporate regulations. It brings together three of the Company’s industry-leading solutions: ZixProtect, ZixEncrypt and ZixArchive.

Integrated into a seamless management and reporting interface, the combination of these three services provides threat protection to reduce threats and spam, including protection from sophisticated zero-hour attacks; business email continuity to enable continued access to mail services during mail server outages; email encryption and DLP to automatically identify and protect sensitive data in email communication; and unified archiving for indefinite retention of business communications and easy access for compliance and eDiscovery. Unified archiving now supports over 50 data sources – from email and social media, to text messaging and more.

On February 20, 2019, we completed the acquisition of AppRiver, a leading provider of cloud-based cybersecurity solutions.  The combined companies create one of the leading cloud based security solutions providers, particularly for the small and mid-size enterprise market. This acquisition further strengthens that alignment by bolstering our security offerings, expanding our go-to-market channels, and providing a stronger cloud platform to drive even more value for our customers and partners.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2018. We discuss our Critical Accounting Policies and Estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

First Quarter 2019 Summary of Operations

Financial

•	Revenue for the quarter ended March 31, 2019, was $29.3 million, compared with $16.7 million for the same period in 2018, representing a 76% increase.
•	Gross margin for the quarter ended March 31, 2019, was $18.2 million (or 62% of revenues), compared with $13.1 million (or 79% of revenues) for the comparable period in 2018.
•

Net income (loss) for the quarter ended March 31, 2019, was $(6.3) million, compared with net income of $1.9 million in the comparable period in 2018. The net loss for the quarter ended March 31, 2019, was attributed to significant transaction costs incurred to acquire AppRiver.

•

Net income (loss) attributable to common shareholders for the quarter ended March 31, 2019, was $(8.7) million, compared with net income attributable to common shareholders of $1.9 million in the comparable period in 2018. The Company’s net loss attributable to common shareholders includes a deemed and accrued dividend of $2.4 million to preferred shareholders.

•	Net income (loss) per diluted share was $(0.17) for the quarter ended March 31, 2019, compared with net income per diluted share of $0.04 in the comparable period in 2018.
•	Ending cash and cash equivalents were $16.7 million on March 31, 2019, compared with $29.3 million on March 31, 2018, and $27.1 million on December 31, 2018.

Operations

•

Total billings for the quarter ended March 31, 2019, were $28.5 million, compared with $16.8 million for the same period in 2018, representing a 69% increase. AppRiver contributed $10.0 million of first quarter 2019 billings.

•

The annual recurring revenue value of our customer subscriptions as of March 31, 2019, was $188.0 million, compared with $68.4 million for the same period in 2018, representing an increase of $119.6 million that was largely attributable to AppRiver.

•	Net cash used by operations in the three months ended March 31, 2019, was $417 thousand, compared with $1.0 million provided by operations.
•	As of March 31, 2019, backlog was $87.1 million, compared with $70.8 million as of March 31, 2018, representing a 23% increase.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,		3-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%
Revenues	$29,300	$16,654	$12,646	76%

The increase in revenue was primarily related to our AppRiver acquisition in February 2019, which contributed $10.9 million in revenue to our first quarter 2019. We additionally grew our revenue with continued success in our subscription-based business model with both steady additions to the subscriber base and a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the first three months of 2019, excluding our AppRiver and Erado sales, we categorized our revenue in the following core industry verticals: 47% healthcare, 28% financial services, 7% government sector and 18% as other. In the first three months of 2018, we categorized our revenue in the following core industry verticals: 50% healthcare, 28% financial services, 7% government sector, and 15% as other.

Revenue Indicator — Backlog

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of March 31, 2019, total backlog was $87.1 million, and we expect approximately 67% of the total backlog, or approximately $58.3 million, to be recognized as revenue during the next twelve months. As of March 31, 2019, the backlog was comprised of the following elements: $42.3 million of deferred revenue that has been billed and paid, $10.9 million billed but unpaid, and approximately $33.9 million of unbilled contracts. The backlog at March 31, 2019, was 23% higher than the $70.8 million backlog at the end of the first quarter 2018, and 19% higher than the ending backlog of $73.0 million at December 31, 2018. Our increase in backlog includes $10.4 million associated with our AppRiver acquisition in February 2019.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended March 31,		3-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%
Cost of revenues	$11,139	$3,514	$7,625	217%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, Microsoft fees associated with the resale of Microsoft Office365 and hosted exchange products, and the amortization of Company-owned, customer-based computer appliances. The increases in 2019 compared to 2018 reflected in the table above resulted primarily from our acquisition of AppRiver in February 2019. As a reseller of Microsoft Office365 and hosted exchange products, which comprise over 50% of AppRiver revenue earned in the first quarter of 2019, we expect our costs of revenue to remain at higher levels than we have historically incurred. We additionally incurred increases in average headcount and other expenses.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended March 31,		3-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%
Research and development expenses	$4,147	$2,977	$1,170	39%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increase in 2019 compared to 2018 reflected in the table above resulted primarily from increases in headcount and consulting attributable to our AppRiver acquisition in February 2019.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended March 31,		3-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%
Selling and marketing expenses	$9,934	$4,379	$5,555	127%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended March 31, 2019, compared to the same period in 2018, was due primarily to our AppRiver acquisition in February 2019, increases in headcount costs and to amortization of acquired intangible assets. We additionally incurred severance expenses related to staff reductions, as redundant positions across the combined companies were eliminated.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended March 31,		3-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%
General and administrative expenses	$10,330	$3,175	$7,155	225%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three months ended March 31, 2019, compared with the same period in 2018 resulted primarily from costs associated with our AppRiver acquisition in February 2019.

Other Income (Expense)

Our other income (expense) consists primarily of interest expense associated with our debt. On February 20, 2019, we entered into a credit agreement with a syndicate of lenders and SunTrust Bank. During the three months ended March 31, 2019, we recorded interest expense of $1.3 million. At March 31, 2019, our outstanding debt balance was $168.7 million based on 6.18% effective interest rate during the period. See above Note 7 “Long-term Debt” for additional information regarding our debt.

Provision for Income Taxes

The provision for income taxes was a $1.1 million benefit and $836 thousand expense for the three month periods ended March 31, 2019 and 2018, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $22.7 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our March 31, 2019, provision benefit of $1.1 million includes $1.1 million in deferred taxes, an $85 thousand benefit related to the return of federal Alternative Minimum Tax credits, and $41 thousand in taxes related to our Canadian operations. Our March 31, 2018, provision of $836 thousand included $912 thousand in deferred taxes, $79 thousand in state taxes then payable based on gross revenues, and $16 thousand in taxes related to our Canadian operations, all of which offset by a $171 thousand tax benefit related to the return of federal Alternative Minimum Tax credits.

No tax penalty-related charges were accrued or recognized for the three month periods ended March 31, 2019 and 2018. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three month period ended March 31, 2019. We are currently subject to a three year statute of limitations by major tax jurisdictions.

At March 31, 2019, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $29.9 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $30.1 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $594 thousand related to Alternative Minimum Tax credits and $368 thousand relating to U.S. state income tax credits and net operating loss carryovers. These items are offset by a $1.2 million liability relating to temporary differences between GAAP and tax-related expense.

Any reduction to the $22.7 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2019 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2018, will remain unchanged at December 31, 2019. For this reason, the Company has recognized its first quarter 2018 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income (Loss)

Our net loss for the three months ended March 31, 2019, of $6.3 million was a decrease of $8.2 million compared to our net income of $1.9 million for the same period last year. The decrease in our net income was primarily due to acquisition related costs associated with our AppRiver purchase, resulting in increased cost of revenues and operating expense. These items were offset by increases in revenue, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents, cash generated from operations, and availability under our $25 million Revolving Facility (which, as of March 31, 2019, was undrawn and available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments, and restricted payments, subject, in both cases, to the conditions contained in the Credit Agreement) will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first three months of 2019, net cash used by operations was $0.4 million, a decrease of $1.4 compared with the $1.0 million of net cash provided by operations in the first three months of 2018. This decrease is attributable to due diligence, banking and other fees associated with our AppRiver acquisition in February 2019. At March 31, 2019, our cash and cash equivalents totaled $16.7 million, a decrease of $10.4 million from the December 31, 2018 balance, and we had outstanding debt of $168.7 million.

Sources and Uses of Cash Summary

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash (used in) provided by operations	$(417)	$1,048
Net cash used in investing activities	$(273,448)	$(546)
Net cash provided by (used in) financing activities	$263,480	$(4,242)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first three months of 2019 consisted of $271.7 million, net of cash acquired, used in the acquisition of AppRiver and $1.7 million for capital expenditures, which include $1.2 million in capitalized internal-use software, and $0.5 million for computer and networking equipment. Our investing activities in the first three months of 2018 consisted of $546 thousand for purchases of computer and networking equipment, including additional investment in new systems to modernize our business processes.

Cash received from financing activities in the first three months of 2019 includes $168.6 million, net of issuance costs, incurred as debt, and $96.6 million, net of issuance costs, raised through the private purchase of preferred stock. The funding from our debt and preferred stock issuance were used to fund our AppRiver acquisition in February 2019. In addition to these items, we used $1.3 million to repurchase common stock related to the tax impact of vesting restricted awards, and $415 thousand for an earn-out payment associated with our acquisition of Greenview. Financing activities in the first three months of 2018 include $3.1 million used in a $10.0 million share repurchase program authorized by our board of directors in April 2017, $548 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards, and a $605 thousand earn-out payment associated with our acquisition of Greenview.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of March 31, 2019. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$2.00 - $3.49	431,813	1,075	414,375	1,075
$3.50 - $4.99	492,010	1,871	404,510	1,543
Total	923,823	$2,946	818,885	$2,618

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

We have not entered into any material, non-cancelable purchase commitments at March 31, 2019.

We have severance agreements with certain employees which would require the Company to pay approximately $5.4 million if all such employees were terminated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are subject to legal proceedings, claims, and litigation involving our business. While the outcome of these matters is currently not determinable, and the costs and expenses of resolving these matters may be significant, we currently do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our condensed consolidated financial statements.

ITEM 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	—	$—	—	$—
February 1, 2019 to February 28, 2019	160,456	$8.26	—	$—
March 1, 2019 to March 31, 2019	2,317	$6.96	—	$—
Total	162,773	$8.24	—	$—

1

Of the total number of shares purchased for the one month periods ended February 28, 2019 and March 31, 2019, 108,521 shares of Restricted Stock, 30,955 shares of Performance Stock, 20,202 units of RSUs and 3,095 units PUs represent shares of Restricted Stock and Performance Stock as well as units of RSUs and PUs withheld by us upon the vesting of outstanding Restricted Stock, Performance Stock, RSUs and PUs. These shares and units were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock, Performance Stock, RSUs and PUs vested during the period, which is required upon vesting.

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

2.2

Securities Purchase Agreement, dated as of January 14, 2019, by and among Zix Corporation, AR Topco, LLC, AppRiver Marlin Blocker Corp., AppRiver Holdings, LLC, AppRiver Marlin Topco, L.P., AppRiver Management Holding, LLC, Marlin Equity IV, L.P. and Marlin Topco GP, LLC, as the sellers’ representative. Filed as Exhibit 2.2 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

3.1

Restated Articles of Incorporation of Zix Corporation, as filed with the Texas Secretary of State on November 10, 2005. Filed as Exhibit 3.1 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2

Second Amended and Restated Bylaws of Zix Corporation, dated November 1, 2016. Filed as Exhibit 3.2 to Zix Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and incorporated herein by reference.

3.3

Certificate of Designations of Series A Convertible Preferred Stock, as filed with the Texas Secretary of State on February 15, 2019. Filed as Exhibit 3.1 to Zix Corporation’s Current Report on Form 8-K, filed on February 22, 2019, and incorporated herein by reference.

3.4

Certificate of Designations of Series B Convertible Preferred Stock, as filed with the Texas Secretary of State on February 15, 2019. Filed as Exhibit 3.2 to Zix Corporation’s Current Report on Form 8-K, filed on February 22, 2019, and incorporated herein by reference.

10.1

Investment Agreement, dated as of January 14, 2019, by and between Zix Corporation and the investor named therein. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, filed on January 17, 2019, and incorporated herein by reference.

10.2

Registration Rights Agreement, dated as of February 20, 2019, by and between Zix Corporation and Zephyr Holdco, LLC. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, filed on February 22, 2019, and incorporated herein by reference.

10.3

Debt Commitment Letter, dated as of January 14, 2019, by and among SunTrust Robinson Humphrey, Inc., SunTrust Bank, KeyBanc Capital Markets Inc., KeyBank National Association and Zix Corporation. Filed as Exhibit 10.22 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

10.4

Credit Agreement, dated as of February 20, 2019, by and among Zix Corporation, the lenders party thereto, and SunTrust Bank, as administrative agent. Filed as Exhibit 10.23 to Zix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, and incorporated herein by reference.

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

ZIX CORPORATION

Date: May 9, 2019	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)