Form 10-Q
period 2019-06-30
ZIX CORP
filed 2019-08-07
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2019
Common Stock, par value $0.01 per share	55,599,329

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	ZIXI	NASDAQ Global Market

INDEX

		Page Number
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2019 (unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2019 and 2018	4
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2019 and 2018 and June 30, 2019 and 2018, respectively	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,323	$27,109
Receivables, net	8,970	3,188
Prepaid and other current assets	4,609	3,176
Total current assets	24,902	33,473
Property and equipment, net	9,475	3,924
Operating lease assets	10,698	—
Intangible assets, net	152,586	15,251
Goodwill	173,398	13,783
Deferred tax assets	30,793	28,785
Deferred costs and other assets	10,581	9,424
Total assets	$412,433	$104,640
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,529	$769
Accrued expenses	14,103	9,747
Deferred revenue	43,456	30,622
Current portion of long-term debt	1,850	—
Other current liabilities	3,953	—
Total current liabilities	74,891	41,138
Long-term liabilities:
Deferred revenue	1,414	1,539
Deferred rent	—	1,016
Noncurrent lease liabilities	10,575	—
Long-term debt	176,563	—
Total long-term liabilities	188,552	2,555
Total liabilities	263,443	43,693
Commitments and contingencies (see Note 11)

Preferred stock:
Series A convertible preferred stock, $1 par value; 100,206 shares designated, issued and outstanding in 2019 and no designated, issued or outstanding in 2018	102,347	—
Total preferred stock	102,347	—

Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 83,348,659 issued and 55,606,829 outstanding in 2019 and 81,715,330 issued and 54,186,180 outstanding in 2018	779	779
Additional paid-in capital	388,313	384,940
Treasury stock, at cost; 27,741,830 common shares in 2019 and 27,529,150 common shares in 2018	(110,206)	(108,392)
Accumulated deficit	(232,139)	(216,364)
Accumulated other comprehensive loss	(104)	(16)
Total stockholders’ equity	46,643	60,947
Total liabilities, preferred stock and stockholders’ equity	$412,433	$104,640

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Revenue	$45,916	$17,500	$75,215	$34,153
Cost of revenue	20,304	3,806	31,443	7,319
Gross margin	25,612	13,694	43,772	26,834
Operating expenses:
Research and development	5,311	2,978	9,458	5,956
Selling, general and administrative	21,872	8,562	42,136	16,115
Total operating expenses	27,183	11,540	51,594	22,071
Operating (loss) income	(1,571)	2,154	(7,822)	4,763
Other income (expense):
Investment and other income	9	360	101	479
Interest expense	(3,171)	—	(4,425)	—
Total other (expense) income	(3,162)	360	(4,324)	479
Income (loss) before income taxes	(4,733)	2,514	(12,146)	5,242
Income tax benefit (expense)	1,027	(674)	2,175	(1,510)
Net income (loss)	$(3,706)	$1,840	$(9,971)	$3,732

Deemed and accrued dividends on preferred stock	3,371	—	5,804	—
Net income (loss) attributable to common stockholders	$(7,077)	$1,840	$(15,775)	$3,732

Basic income (loss) per share attributable to common stockholders	$(0.13)	$0.04	$(0.30)	$0.07
Diluted income (loss) per common share attributable to common stockholders	$(0.13)	$0.03	$(0.30)	$0.07
Basic weighted average common shares outstanding	53,028,854	52,467,904	52,872,190	52,670,540
Diluted weighted average common shares outstanding	53,028,854	53,217,100	52,872,190	53,347,976

Other comprehensive income, net of tax
Foreign currency translation adjustments	(56)	—	(88)	—
Comprehensive income (loss)	$(3,762)	$1,840	$(10,059)	$3,732

See notes to condensed consolidated financial statements

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders
(In thousands, except shares)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balances, December 31, 2018, as reported	—	$—	81,715,330	$779	$384,940	$(108,392)	$(216,364)	$(16)	$60,947
Issuance of Series A preferred stock in connection with private placement, net of issuance costs of $2,253	64,914	62,662	—	—	—	—	—	—	—
Issuance of Series B preferred stock in connection with private placement, net of issuance costs of $1,204	35,086	33,881	—	—	—	—	—	—	—
Beneficial conversion feature of Series A preferred stock	—	1,407	—	—	—	—	(1,407)	—	(1,407)
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	12	—	—	—	—	(12)	—	(12)
Accrued dividend on Series A preferred stock	—	563	—	—	—	—	(563)	—	(563)
Accrued dividend on Series B preferred stock	—	380	—	—	—	—	(380)	—	(380)
Redemption Accretion of Series B preferred stock	—	71	—	—	—	—	(71)	—	(71)
Net issuance of common stock upon exercise of stock options	—	—	17,438	—	36	—	—	—	36
Net issuance of common stock upon vesting of restricted stock units	—	—	40,334	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	5,777	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	1,116,724	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	392,500	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,229	(1,340)	—	—	(111)
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	—	(6,265)	—	(6,265)
Balances, March 31, 2019	100,000	$98,976	83,288,103	$779	$386,205	$(109,732)	$(225,062)	$(48)	$52,142
Issuance of Series A preferred stock for dividend on Series B preferred stock upon conversion to Series A preferred stock	206	—	—	—	—	—	—	—	—
Beneficial conversion feature of Series B preferred stock	—	1,067	—	—	—	—	(1,067)	—	(1,067)
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	33	—	—	—	—	(33)	—	(33)
Accrued dividend on Series A preferred stock	—	1,505	—	—	—	—	(1,505)	—	(1,505)
Accrued dividend on Series B preferred stock	—	650	—	—	—	—	(650)	—	(650)
Redemption Accretion of Series B preferred stock	—	116	—	—	—	—	(116)	—	(116)
Net issuance of common stock upon exercise of stock options	—	—	40,000	—	144	—	—	—	144
Net issuance of common stock upon vesting of restricted stock units	—	—	3,333	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	1,223	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	16,000	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,964	(474)	—	—	1,490
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(56)	(56)
Net loss	—	—	—	—	—	—	(3,706)	—	(3,706)
Balances, June 30, 2019	100,206	$102,347	83,348,659	$779	$388,313	$(110,206)	$(232,139)	$(104)	$46,643

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Continued

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balances, December 31, 2017, as reported	—	$—	80,709,970	$778	$381,457	$(102,343)	$(236,372)	$—	$43,520
Cumulative effect adjustment from changes in accounting standards, net of taxes	—	—	—	—	—	—	4,564	—	4,564
Balances, January 01, 2018, as adjusted	—	—	80,709,970	778	381,457	(102,343)	(231,808)	—	48,084
Net issuance of common stock upon vesting of restricted stock units	—	—	50,751	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	32,665	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	370,322	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	95,946	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	627	(547)	—	—	80
Treasury repurchase program	—	—	—	—	—	(3,090)	—	—	(3,090)
Net income	—	—	—	—	—	—	1,892	—	1,892
Balances, March 31, 2018	—	$—	81,259,654	$778	$382,084	$(105,980)	$(229,916)	$—	$46,966
Net issuance of common stock upon exercise of stock options	—	—	27,080	—	33	—	—	—	33
Net issuance of restricted common stock	—	—	402,000	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	845	(64)	—	—	781
Treasury repurchase program	—	—	—	—	—	(2,303)	—	—	(2,303)
Net income	—	—	—	—	—	—	1,840	—	1,840
Balances, June 30, 2018	—	$—	81,688,734	$778	$382,962	$(108,347)	$(228,076)	$—	$47,317

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Operating activities:
Net income (loss)	$(9,971)	$3,732
Non-cash items in net income (loss):
Depreciation and amortization	9,626	1,681
Amortization of debt issuance costs	354	—
Employee stock-based compensation costs	3,193	1,472
Changes in deferred taxes	(2,008)	1,691
Changes in operating assets and liabilities:
Receivables	742	(484)
Prepaid and other current assets	(617)	312
Deferred costs and other assets	(959)	(1,740)
Operating lease assets	(5,903)	—
Accounts payable	3,245	107
Deferred revenue	233	(2,222)
Payment of acquisition related contingent consideration	(385)	(195)
Accrued and other liabilities	3,763	49
Net cash provided by operating activities	1,313	4,403
Investing activities:
Purchases of property, equipment and internal-use software	(4,536)	(1,367)
Acquisition of business, net of cash acquired	(283,245)	(11,773)
Net cash used in investing activities	(287,781)	(13,140)
Financing activities:
Proceeds of long-term debt	185,000	—
Debt issuance cost	(6,443)	—
Repayment of long term debt	(438)	—
Proceeds from issuance of Series A preferred stock, net of offering costs	96,588	—
Proceeds from exercise of stock options	180	33
Purchase of treasury shares	(1,814)	(605)
Repayment of finance lease liabilities	(770)	—
Payment of acquisition related contingent consideration	(1,540)	(6,004)
Net cash provided by (used in) financing activities	270,763	(6,576)

Effect of exchange rate on cash	(81)	—

Decrease in cash and cash equivalents	(15,786)	(15,313)
Cash and cash equivalents, beginning of period	27,109	33,009
Cash and cash equivalents, end of period	$11,323	$17,696

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“Zix,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods.

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2019, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of June 30, 2019 the Company had 866,385 stock options outstanding, 1,923,687 non-vested Restricted Stock awards; 526,568 non-vested Performance Stock awards; 93,501 non-vested RSUs; 55,499 non-vested Performance RSUs and 4,225,776 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at March 31, 2019	906,385	$3.25
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	(40,000)	3.60
Outstanding at June 30, 2019	866,385	$3.23	4.42
Options exercisable at June 30, 2019	797,635	$3.19	4.21

At June 30, 2019, 866,385 stock options outstanding and 797,635 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options were $5.1 million and $4.7 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended June 30, 2019:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at March 31, 2019	2,090,603	$5.97
Granted at market price	25,000	7.51
Vested	(182,916)	5.12
Cancelled	(9,000)	5.23
Non-vested restricted stock at June 30, 2019	1,923,687	$6.04

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended June 30, 2019:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at March 31, 2019	61,834	$5.82
Granted at market price	35,000	9.56
Vested	(3,333)	5.01
Cancelled	—	—
Non-vested restricted stock units at June 30, 2019	93,501	$7.25

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended June 30, 2019:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at March 31, 2019	21,722	$6.27
Granted at market price	35,000	9.56
Vested	(1,223)	4.04
Forfeited	—	—
Non-vested performance RSUs at June 30, 2019	55,499	$8.39

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended June 30, 2019:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at March 31, 2019	526,568	$6.42
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance stock at June 30, 2019	526,568	$6.42

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and six month periods ended June 30, 2019, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cost of revenues	$163	$267
Research and development	296	470
Selling, general and administrative	1,505	2,456
Stock-based compensation expense	$1,964	$3,193

A deferred tax asset totaling $635 thousand and $293 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the six month periods ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $13.8 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.73 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3, Stock Options and Stock-Based Employee Compensation of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash income tax payments	$316	$556
Cash paid for interest	3,922	—
Non-cash investing and financing activities:
Accrued and deemed dividends on Series A preferred stock	3,520	—
Accrued and deemed dividends on Series B preferred stock	2,284	—

5. Receivables, net

(In thousands)	June 30, 2019	December 31, 2018
Gross accounts receivables	$20,970	$14,135
Allowance for returns and doubtful accounts	(73)	(277)
Unpaid portion of deferred revenue	(11,927)	(10,670)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$8,970	$3,188

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at June 30, 2019.

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

The Company determines if a contract is or contains a lease at inception. The Company has operating leases for office spaces and data centers and finance leases for equipment. The Company has entered into lease contracts ranging from 1 to 12 years with the majority of leases having terms one to seven years, many of which include options to extend in various increments. Variable lease costs consist primarily of variable common area maintenance, taxes, insurance, parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's weighted average interest rate of the term loan and delayed draw term loan.

The components of lease costs are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2019	2019
Finance lease costs:
Amortization of right-of-use asset	$525	$525
Interest on lease liabilities	68	68
Operating lease costs	837	1,381
Short-term lease costs	489	948
Variable lease costs	206	393
Total lease costs	$2,125	$3,315

Supplemental cash flow information related to leases are as follows:

Six Months Ended June 30,
(In thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,318
Operating cash flows from finance leases	68
Financing cash flows from finance leases	770
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,984
Finance leases	3,040

Supplemental balance sheet information related to lease are as follows:

		June 30,
(In thousands)	Balance Sheet Classification	2019
Operating Leases
Operating lease right-of-use asset	Operating lease assets	$10,698
Total operating lease assets		$10,698

Current operating lease liabilities	Other current liabilities	$2,376
Noncurrent operating lease liabilities	Noncurrent lease liabilities	9,482
Total operating lease liabilities		$11,858

		June 30,
(In thousands)	Balance Sheet Classification	2019
Finance Leases
Finance lease right-of-use assets		$3,040
Accumulated depreciation - finance leases		(525)
Finance lease right-of-use assets, net	Property and equipment, net	$2,515

Current finance lease liabilities	Other current liabilities	$1,577
Noncurrent finance lease liabilities	Noncurrent lease liabilities	1,093
Total finance lease liabilities		$2,670

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)
Operating leases	4.83
Finance leases	2.79

Weighted Average Discount Rate
Operating leases	5.86%
Finance leases	6.18%

Maturities of lease liabilities are as follows:

	Payments Due by Period - Year Ending December 31, 2019
(In thousands)	Total	Year 1 (1)	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$13,665	$1,544	$5,361	$5,215	$1,545
Less imputed interest	(1,807)
Total	$11,858

Finance leases	$2,835	$922	$1,836	$77	$—
Less imputed interest	(165)
Total	$2,670
(1) Year 1 excluding the six months ended June 30, 2019

7. Long-term Debt

On February 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and SunTrust Bank as administrative agent, which (1) provided for borrowing in the form of a senior secured term loan facility in an aggregate principal amount of $175 million (the “Term Loan”), (2) provides for a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million (the “Delayed Draw Term Loan Facility”), and (3) provides for a senior secured revolving credit facility in an aggregate principal amount of $25 million, up to $5 million of which is available for letters of credit (the “Revolving Facility” and, together with the Term Loan and the Delayed Draw Term Loan Facility, the “Credit Facilities”). On February 20, 2019, the Term Loan was borrowed in full to pay a portion of the purchase price in connection with the AppRiver acquisition (described below in Note 16 “Acquisitions”) (including certain fees, costs and expenses related thereto). On May 2, 2019, the Delayed Draw Term Loan Facility was borrowed in full to pay a portion of the purchase price in connection with the DeliverySlip acquisition (described below in Note 16 “Acquisitions”) (including certain fees, costs and expenses related thereto). The Credit Facilities are guaranteed by substantially all of the wholly-owned domestic subsidiaries of Zix.

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

Term Loan

As of June 30, 2019, the Company had $174.6 million in principal outstanding under the Term Loan. The Term Loan was fully drawn on February 20, 2019 in the amount of $175 million, and requires quarterly payments of principal of $437.5 thousand beginning on June 30, 2019. In addition to other customary mandatory prepayment requirements, the Term Loan requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases.

At June 30, 2019, the Company had an outstanding debt balance of $168.5 million attributable to the Term Loan based on the 6.76% interest rate in effect during the period from February 20, 2019 through June 30, 2019. Included in the balance at June 30, 2019 is $6.1 million of unamortized debt issuance costs.

Future principal payments under the Term Loan as of June 30, 2019 are as follows:

(In thousands)
Year Ending December 31,	Amount
2019	$875
2020	1,750
2021	1,750
2022	1,750
2023	1,750
2024	166,688
Total	174,563

Delayed Draw Term Loan Facility

At June 30, 2019, the Company had $10 million in principal outstanding under the Delayed Draw Term Loan Facility. The Delayed Draw Term Loan Facility was fully drawn on May 2, 2019 in the amount of $10 million to fund the DeliverySlip acquisition. The Delayed Draw Term Loan Facility requires 1.00% per annum amortization of the original principal amount borrowed, payable in equal quarterly installments of $25 thousand starting September 30, 2019. In addition to other customary mandatory prepayment requirements, the Delayed Draw Term Loan Facility requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage reduces if Zix’s total net leverage ratio decreases.

At June 30, 2019, the Company had an outstanding debt balance of $9.9 million attributable to the Delayed Draw Term Loan Facility based on the 6.04% interest rate in effect during the period from May 2, 2019 through June 30, 2019. Included in the balance at June 30, 2019 is $56 thousand of unamortized debt issuance costs.

The Company has accrued a ticking fee of $25 thousand on the unused portion of the Delayed Draw Term Loan Facility for the period from March 23, 2019 to the termination date of Delayed Draw Term Loan Facility commitment upon the drawing of the entire loan balance on May 2, 2019.

Future principal payments under the Delayed Draw Term Loan Facility as of June 30, 2019 are as follows:

(In thousands)
Year Ending December 31,	Amount
2019	$50
2020	100
2021	100
2022	100
2023	100
2024	9,550
Total	10,000

Revolving Facility

The Company also has a Revolving Facility with the lenders, pursuant to which the lenders agreed to make a Revolving Facility available to the Company in an aggregate amount of up to $25 million. Proceeds from the Revolving Facility may be used for working capital and general business purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement. Zix is charged a commitment fee ranging from 0.25% to 0.50% per year on the daily amount of the unused portions of the commitments under the Revolving Facility.

As of June 30, 2019, the Revolving Facility was undrawn and available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement.  As of June 30, 2019, the Company has accrued $45 thousand of commitment fees for the period ended June 30, 2019.

As of June 30, 2019, the estimated fair value of the Credit Facilities approximated their carrying value and the Company was in compliance with all covenants in the Credit Agreement.

8. Preferred Stock

On February 20, 2019, (the “Original Issuance Date” or “Closing Date”), Zix consummated a private placement pursuant to an investment agreement with an investment fund managed by True Wind Capital and issued an aggregate of $100 million of shares of convertible Preferred Stock (as defined below) at a price of $1,000 per share (the “Stated Value”). 64,914 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued for proceeds of $62.7 million, net of issuance costs of $2.3 million, and 35,086 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) were issued for proceeds of $33.9 million, net of issuance costs of $1.2 million. The Preferred Stock is classified outside of stockholders’ equity in temporary equity because the shares contain certain redemption features which require redemption upon a change in control. The Series A Preferred Stock can be immediately converted to common stock.

On June 5, 2019, Shareholders approved the conversion of the outstanding shares of Series B Preferred Stock into shares of Series A Preferred Stock. Each share of Series B Preferred Stock was converted into the number of shares of Series A Preferred Stock equal to the liquidation preference of such share of Series B Preferred Stock divided by the accreted value of a share of Series A Preferred Stock on the date of conversion plus cash in lieu of fractional shares. On June 6, 2019, all the outstanding shares of Series B Preferred Stock were converted into 35,292 shares of Series A Preferred Stock.

The conversion option of the Series A Preferred Stock was determined to have a beneficial conversion feature. As of June 30, 2019, the beneficial conversion feature was valued at $2.5 million excluding the additional beneficial conversion feature accrued for the deemed dividend during the quarter then ended and was recorded to additional paid-in capital and as a discount to the Series A Preferred Stock. This resulting discount was immediately amortized as the Series A Preferred Stock has no set redemption date but is currently convertible.

Dividends

The Stated Value of the Series A Preferred Stock accretes at a fixed rate of 8% per annum, compounded quarterly (“Series A Preferred Dividend”). Apart from the Series A Preferred Dividend, the holders of Series A Preferred Stock are also entitled to receive any dividends paid on our common stock on an "as converted" basis. No dividend may be paid on our common stock until such dividend is paid on the Series A Preferred Stock. All calculations of the Accreted Value (as defined below) of Series A Preferred Stock will be computed on the basis of a 360-day year of twelve 30-day months.

As of June 30, 2019, the accretion of the Stated Value of Series A Preferred Stock is valued at $2.1 million including the accretion of the converted Series A Preferred Stock from Series B Preferred Stock and the accretion of the beneficial conversion feature is valued at $45 thousand. As of June 6, 2019, the accrued dividend of Series B Preferred Stock valued at $1.2 million was converted to Series A Preferred Stock along with the Stated Value of the Series B Preferred Stock. Upon conversion of Series B Preferred Stock to Series A Preferred Stock on June 6, 2019, all remaining dividend calculations are based on the terms of the Series A Preferred Dividend for the converted Series A Preferred Stock.

Voting Rights

Holders of Series A Preferred Stock are entitled to vote, together with the holders of common stock on all matters submitted to a vote of the holders of our common stock. Each holder of Series A Preferred Stock shall be entitled to the number of votes equal to the largest number of whole shares of common stock into which all shares of Series A Preferred Stock held by such holder could be converted. The vote or consent of the holders of at least a majority of the shares of Series A Preferred Stock outstanding will be necessary for effecting or validating any of the following actions: (i) any amendment, alteration or repeal of Zix’s Articles of Incorporation or Series A Certification of Designations that would adversely affect the rights, preferences, privileges or power of the Series A Preferred Stock; (ii) any amendment or alteration to Zix’s Articles of Incorporation or any other action to authorize or create, or increase the number of authorized or issued shares of capital stock of the Company convertible into shares of, or ranking senior to, or on a parity basis with, the Series A Preferred Stock as to dividend rights or liquidation rights; (iii) the issuance of shares of Series A Preferred Stock after the Original Issuance Date other than in connection with the conversion of Series B Preferred Stock that was issued on the Original Issuance Date; (iv) any action that would cause the Company to cease to be treated as a domestic corporation for U.S. federal income tax purposes; and (v) the incurrence of any indebtedness of the Company that would cause Zix to exceed a specified leverage ratio.

Liquidation Preference

The Series A Preferred Stock has a liquidation preference equal to the greater of (i) the Stated Value per share as it has accreted as of such date (the “Accreted Value”) and (ii) the amount such holder would have received if the Series A Preferred Stock had converted into common stock immediately prior to such liquidation.

Conversion

At any time, each Series A Preferred Stock holder may elect to convert each share of such holders’ then-outstanding Series A Preferred Stock into (i) the number of shares of common stock equal to the product of (a) the Accreted Value with respect to such share on the conversion date multiplied by (b) the conversion rate (initially of 166.11) as of the applicable conversion date divided by (c) 1,000 plus (ii) cash in lieu of fractional shares.

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

Disaggregation of Revenue

In the six months ended June 30, 2019, excluding our AppRiver and Erado sales, we recorded revenue for our services in the following core industry verticals: 47% healthcare, 28% financial services, 8% government sector, and 17% as other.

We operate as a single operating segment. Revenue generated from our email protection services represented 100% of our revenues in the three and six months ended June 30, 2019 and 2018, respectively. Further, we sell our solutions as a bundle, applying significant judgement to allocate transaction prices of our services based on the standalone selling price of our component services.

Contract balances

Our contract assets include our accounts receivables, discussed above in Footnote 5 “Receivables, net”, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. During the three and six months ended June 30, 2019, we increased our noncurrent deferred contract asset by $1.1 million and $2.7 million, respectively, resulting from commissions earned by our sales team during the three and six months ended June 30, 2019. We also amortized $739 thousand and $1.4 million of deferred cost, respectively as a selling and marketing expense in the related periods. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended June 30, 2019.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $11.3 million increase to our net deferred revenue in the six months ended June 30, 2019, is attributed to the acquired balance from our AppRiver acquisition in February 2019. See below Note 16 “Acquisitions” for additional information regarding our AppRiver acquisition.

Performance obligations

As of June 30, 2019, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $91.4 million. We expect to recognize approximately $42.4 million of revenue related to this backlog during the remainder of 2019, $30.8 million in 2020, and $18.2 million in periods thereafter.

Approximately $24.4 million of our $45.9 million revenue recognized in the three months ended June 30, 2019, was included in our performance obligation balance at the beginning of the period. Approximately $30.1 million of our $75.2 million recognized in the six months ended June 30, 2019, was included in our performance obligation balance at the beginning of the period.

10. Earnings (Loss) Per Share and Potential Dilution

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding for the applicable period. The dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share. The computations for basic and diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares	53,028,854	52,467,904	52,872,190	52,670,540
Effect of dilutive securities:
Employee and director stock options	—	356,061	—	309,909
Restricted Stock	—	306,909	—	272,549
RSUs	—	13,044	—	20,114
Performance RSUs	—	4,207	—	11,700
Performance Stock	—	68,975	—	63,164
Series A Preferred Shares	—	—	—	—
Series B Preferred Shares	—	—	—	—
Dilutive weighted average common shares	53,028,854	53,217,100	52,872,190	53,347,976

During the three and six months ended June 30, 2019, potential common shares of all securities were excluded from the calculation of diluted loss per share because the awards were anti-dilutive.

11. Commitments and contingencies

We have not entered into any material, non-cancelable purchase commitments at June 30, 2019.

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

The Company recorded a $2.3 million liability for the estimated fair value of contingent consideration in our DeliverySlip acquisition. The Company determined the fair value of the contingent payment based on the probability of completion of certain agreed upon requirements. Any changes to the variables and assumptions could significantly impact the estimated fair values recorded for the liability, resulting in significant changes to the Condensed Consolidated States of Operations. The fair value measurements are based on significant inputs not observable in the market and thus represents Level 3 measurement, which reflect the Company’s own assumptions concerning the achievement of the sales milestones in measuring the fair value of the acquisition-related contingent liability.

13. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the six month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(In thousands)	2019	2018
Opening balance	$13,783	$8,469
Additions	159,615	5,926
Acquisition adjustments	—	(901)
Goodwill	$173,398	$13,494

Our 2019 acquisitions of AppRiver and DeliverySlip resulted in the increase to our goodwill in the six months ended June 30, 2019. Our acquisition adjustments to goodwill in the six month period ended June 30, 2018, reflect the appropriate reallocation of excess purchase price from goodwill to acquired assets and liabilities related to our Greenview and Entelligence Messaging Server purchases completed in 2017. See below Note 16 “Acquisitions” for additional information regarding our acquisitions.

We evaluate goodwill for impairment annually in the fourth quarter, or when there is a reason to believe that the value has been diminished or impaired. There were no impairments to goodwill during the periods presented above.

14. Common Stock Repurchase Program

On April 24, 2017, the Company’s board of directors approved a share repurchase program that enabled the Company to purchase up to $10 million of its shares of common stock. The share repurchase program expired on May 31, 2018. As such, no shares of common stock were repurchased during the three and six month periods ended June 30, 2019. During the three and six month periods ended June 30, 2018, the Company repurchased 500,000 and 1,206,994 shares of our common stock under this program at an aggregate cost of $2.3 and $5.4 million, respectively.

15. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $22.7 million reserve. Any reduction to this $22.7 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2019 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2018, will remain unchanged at December 31, 2019. For this reason, the Company has recognized its first and second quarter 2019 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

16. Acquisitions

Acquisition of DeliverySlip

On May 7, 2019, the Company acquired certain assets of Cirius Messaging Inc. (“Seller”) and its wholly owned subsidiary DeliverySlip Inc.(“DeliverySlip”), related to the DeliverySlip product for a total purchase price of $13.8 million, including cash consideration of $11.4 million and a contingent consideration with an estimated fair value of $2.3 million at the acquisition date. The contingent consideration, to the extent earned, will be paid in full at the later of 90 days after the closing date or upon the fulfillment of certain agreed upon requirements. Included in the cash consideration, a holdback amount of $1.5 million was transferred to an escrow agent for the satisfaction of the Seller’s indemnity and other obligations under the purchase agreement. The acquisition was partially financed with proceeds of $10 million from the Delayed Draw Term Loan Facility. The purchase of DeliverySlip expanded the Company’s production offering including email encryption, e-signatures and secure file solutions.

The Company incurred $444 thousand and $476 thousand in acquisition-related costs with respect to the DeliverySlip acquisition, which were recorded within operating expenses during the three and six months ended June 30, 2019, respectively. Prior to the acquisition, approximately 90% of DeliverySlip’s revenue was generated from AppRiver Canada Inc, which became a subsidiary of the Company upon closing of the AppRiver acquisition (as described below). Revenue from additional acquired customers of DeliverySlip for the three and six months ended June 30, 2019 were immaterial.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is not yet finalized.  The majority of the goodwill balance is expected to be deductible for tax purposes. The intangible asset we acquired from DeliverySlip is technology which we are amortizing over 6 years. The results of operations and the provisional fair values of the acquired assets and liabilities have been included in the accompanying condensed consolidated financial statements since our DeliverySlip acquisition on May 7, 2019. Certain estimated values are not yet finalized and subject to revision as additional information becomes available and more detailed analyses are completed.

The following table summarizes the estimated fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Technology	$4,200
Goodwill	9,603
Total assets	13,803

Liabilities:
Deferred revenue	$52
Total liabilities	52

Net assets recorded	$13,751

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

The Company incurred $8.9 million in acquisition-related costs which included $1.1 million and $7.8 million recorded within the operating expenses for the three month ended December 31, 2018, and for the six months ended June 30, 2019, respectively. Revenue from AppRiver was $27.2 and $38.1 million for the three and six months ended June 30, 2019, respectively, and due to the continued integration of the combined businesses, it was impracticable to determine earnings.

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

The following table summarizes the estimated fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Current assets	$12,200
Property and equipment	3,235
ROU assets	7,835
Customer relationships	91,000
Vendor relationships	1,000
Trademark/Names	4,400
Internally developed software	41,100
Goodwill	150,011
Total assets	310,781

Liabilities:
Current liabilities	$13,763
Deferred revenue	12,424
Operating lease liabilities	8,235
Total liabilities	34,422

Net assets recorded	$276,359

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

The purchase price includes a holdback of $2.3 million for the satisfaction of certain indemnification claims by the Company, if any, during the two-year period following the closing of the acquisition. An amount equal to $1.1 million of the holdback amount was released to the selling shareholders on the one year anniversary of the closing of the acquisition. The remaining balance of the holdback amount, if any, will be distributed to the Selling Shareholders following the two year anniversary of the closing of the acquisition.

The Company incurred $334 thousand in acquisition-related costs which were recorded within operating expenses during twelve months ended December 31, 2018.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is deductible for tax purpose. The intangible assets we acquired from Erado consist of trademarks, internally developed software, and customer relationships, which we are amortizing over an estimated useful life of 5 years, 10 years, and 15 years, respectively. The results of operations and the estimated fair values of the acquired assets and liabilities have been included in the accompanying consolidated financial statements since our April 2, 2018, acquisition date. Revenue from Erado was $960 thousand and $1.8 million for the three and six months ended June 30, 2019, respectively. Due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

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

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and six month periods ending June 30, 2019 and 2018, respectively, as though the DeliverySlip, AppRiver and Erado acquisitions that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments, such as amortization expense of intangible assets and acquisition-related transaction costs, to give effect to pro forma events that are directly attributable to the acquisitions. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the respective acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues	$47,504	$39,671	$93,078	$77,939
Net income	4,481	(1,293)	8,409	78
Basic income (loss) per share attributed to common shareholders	$0.02	$(0.07)	$0.05	$(0.08)
Diluted income (loss) per share attributed to common shareholders	$0.02	$(0.07)	$0.05	$(0.08)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In April 2018, Zix acquired Erado, a unified archiving company. Erado strengthened Zix’s comprehensive archiving solutions with unified archiving, supervision, security, and messaging solutions for customers that demand bundled services. Erado’s long standing focus on helping its customers comply with FINRA and SEC regulations helped further strengthen Zix’s offerings for customers with compliance requirements. This acquisition also expanded Zix’s cloud-based email archiving capabilities into more than 50 content channels, including social medial, instant message, mobile, web, audio and video.

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

On May 7, 2019, we acquired DeliverySlip, expanding our portfolio with additional email encryption, e-signatures, and secure file sharing solutions.

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

Results of Operations

Second Quarter 2019 Summary of Operations

Financial

•

Revenue for the quarter ended June 30, 2019, was $45.9 million, compared with $17.5 million for the same period in 2018, representing a 162% increase that was largely attributable to our AppRiver acquisition in February 2019.

•

Gross margin for the quarter ended June 30, 2019, was $25.6 million (or 56% of revenues), compared with $13.7 million (or 78% of revenues) for the comparable period in 2018. The period over period margin decline as a percentage of revenues is attributable to the effect of the higher cost of revenue attributable to AppRiver’s Microsoft Office365 and hosted exchange products.

•

Net (loss) for the quarter ended June 30, 2019, was $(3.7) million, compared with net income of $1.8 million in the comparable period in 2018. The net loss for the quarter ended June 30, 2019, was attributed to significant transaction and integration-related costs incurred to acquire AppRiver.

•

Net (loss) attributable to common shareholders for the quarter ended June 30, 2019, was $(7.1) million, compared with net income attributable to common shareholders of $1.8 million in the comparable period in 2018. The Company’s net loss attributable to common shareholders includes a deemed and accrued dividend of $3.4 million to preferred shareholders.

•	Net (loss) per diluted share was $(0.13) for the quarter ended June 30, 2019, compared with net income per diluted share of $0.03 in the comparable period in 2018.
•	Ending cash and cash equivalents were $11.3 million on June 30, 2019, compared with $17.7 million on June 30, 2018, and $27.1 million on December 31, 2018.

Operations

•

Total billings for the quarter ended June 30, 2019, were $46.3 million, compared with $21.2 million for the same period in 2018, representing a 119% increase. AppRiver contributed $26.5 million of second quarter 2019 billings.

•

The annual recurring revenue value of our customer subscriptions as of June 30, 2019, was $193.7 million, compared with $74.0 million for the same period in 2018, representing an increase of $119.7 million that was largely attributable to our AppRiver acquisition.

•

Net cash provided by operations in the six months ended June 30, 2019, was $1.3 million, compared with $4.4 million provided by operations for the same period in 2018, representing a $3.1 million decrease.

•	As of June 30, 2019, backlog was $91.4 million, compared with $73.2 million as of June 30, 2018, representing a 25% increase.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended June 30,		3-month Variance 2019 vs. 2018		Six Months Ended June 30,		6-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$45,916	$17,500	$28,416	162%	$75,215	$34,153	$41,062	120%

The increase in revenue was primarily related to our AppRiver acquisition in February 2019, which contributed $27.2 million and $38.1 million in revenue to the three and six months ended June 30, 2019, respectively. We additionally grew our revenue with continued success in our subscription-based business model with both steady additions to the subscriber base and a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the first six months of 2019, excluding our AppRiver and Erado sales, we categorized our revenue in the following core industry verticals: 47% healthcare, 28% financial services, 8% government sector and 17% as other. In the first six months of 2018, we categorized our revenue in the following core industry verticals: 50% healthcare, 28% financial services, 7% government sector, and 15% as other.

Revenue Indicator — Backlog

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of June 30, 2019, total backlog was $91.4 million, and we expect approximately 69% of the total backlog, or approximately $62.8 million, to be recognized as revenue during the next twelve months. As of June 30, 2019, the backlog was comprised of the following elements: $44.9 million of deferred revenue that has been billed and paid, $11.9 million billed but unpaid, and approximately $34.6 million of unbilled contracts. The backlog at June 30, 2019, was 25% higher than the $73.2 million backlog at the end of the second quarter 2018, and 25% higher than the ending backlog of $73.0 million at December 31, 2018. Our increase in backlog includes $13.6 million associated with our AppRiver acquisition in February 2019.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended June 30,		3-month Variance 2019 vs. 2018		Six Months Ended June 30,		6-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%	2019	2018	$	%
Cost of revenues	$20,304	$3,806	$16,498	433%	$31,443	$7,319	$24,124	330%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, Microsoft fees associated with the resale of Microsoft Office365 and hosted exchange products, and the amortization of Company-owned, customer-based computer appliances. The increases in 2019 compared to 2018 reflected in the table above resulted primarily from our acquisition of AppRiver in February 2019. As a reseller of Microsoft Office365 and hosted exchange products, which comprise over 50% of AppRiver revenue earned in the first and second quarters of 2019, we expect our costs of revenue to remain at higher levels than we have historically incurred. We additionally incurred increases in average headcount and other expenses.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended June 30,		3-month Variance 2019 vs. 2018		Six Months Ended June 30,		6-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%	2019	2018	$	%
Research and development expenses	$5,311	$2,978	$2,333	78%	$9,458	$5,956	$3,502	59%

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

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended June 30,		3-month Variance 2019 vs. 2018		Six Months Ended June 30,		6-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%	2019	2018	$	%
Selling and marketing expenses	$14,077	$5,453	$8,624	158%	$24,011	$9,831	$14,180	144%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended June 30, 2019, compared to the same period in 2018, was due primarily to our AppRiver acquisition in February 2019 as well as related integration activities. We additionally incurred increases in stock based compensation expense and in spending for marketing programs.

In addition to our AppRiver acquisition and the other items noted above, our six month increase in spending included severance expenses related to staff reductions, as redundant positions across the combined companies were eliminated in the first quarter 2019. We also continue to incur increased expense attributable to the amortization of previously capitalized commissions and to the amortization of our acquired intangible assets.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended June 30,		3-month Variance 2019 vs. 2018		Six Months Ended June 30,		6-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%	2019	2018	$	%
General and administrative expenses	$7,795	$3,109	$4,686	151%	$18,125	$6,284	$11,841	188%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three and six months ended June 30, 2019, compared with the same periods in 2018 resulted primarily from costs associated with AppRiver and of DeliverySlip, acquired February 2019 and May 2019, respectively, and integration related expenses.

Other Income (Expense)

Our other income (expense) consists primarily of interest expense associated with our debt. In February 2019, we entered into a credit agreement with a syndicate of lenders and SunTrust Bank, borrowing $175 million to fund our AppRiver acquisition. In May 2019, we borrowed and additional $10 million to fund our DeliverySlip acquisition. During the three and six months ended June 30, 2019, we recorded interest expense of $3.1 million and $4.4 million, respectively associated with this debt. At June 30, 2019, our outstanding debt balance was $178.4 million based on a weighted effective interest rate of 6.72%. See above Note 7 “Long-term Debt” for additional information regarding our debt.

Provision for Income Taxes

The provision for income taxes was a $1.0 million benefit and $674 thousand expense for the three month periods ended June 30, 2019 and 2018, respectively, and a $2.2 million benefit and a $1.5 million expense for each of the six months ended June 30, 2019 and 2018, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $22.7 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our June 30, 2019, provision benefit of $2.2 million includes $2.0 million in deferred taxes and a $170 thousand benefit related to the return of federal Alternative Minimum Tax credits. Our June 30, 2018, provision of $1.5 million included $1.7 million in deferred taxes, $153 thousand in state taxes then payable based on gross revenues, and $35 thousand in taxes related to our Canadian operations, all of which offset by a $369 thousand tax benefit related to the return of federal Alternative Minimum Tax credits.

No tax penalty-related charges were accrued or recognized for the three month periods ended June 30, 2019 and 2018. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three month period ended June 30, 2019. We are currently subject to a three year statute of limitations by major tax jurisdictions.

At June 30, 2019, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $30.8 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $31.4 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $509 thousand related to Alternative Minimum Tax credits and $463 thousand relating to U.S. state income tax credits and net operating loss carryovers. These items are offset by a $1.5 million liability relating to temporary differences between GAAP and tax-related expense.

Any reduction to the $22.7 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2019 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2018, will remain unchanged at December 31, 2019. For this reason, the Company has recognized its first and second quarter 2019 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income (Loss)

Our net loss for the three months ended June 30, 2019, of $3.7 million was a decrease of $5.5 million compared to our net income of $1.8 million for the same period last year. The decrease in our net income was primarily due to acquisition related costs associated with our AppRiver purchase, as well as higher operating expenses and interest expense. These items were partially offset by increases in revenue, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents, cash generated from operations, and availability under our $25 million Revolving Facility (which, as of June 30, 2019, was undrawn and available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments, and restricted payments, subject to the conditions contained in the Credit Agreement) will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first six months of 2019, net cash provided by operations was $1.3 million, a decrease of $3.1 compared with the $4.4 million of net cash provided by operations in the first six months of 2018. This decrease is attributable to due diligence, banking and other fees associated with our AppRiver acquisition in February 2019. At June 30, 2019, our cash and cash equivalents totaled $11.3 million, a decrease of $15.8 million from the December 31, 2018 balance, and we had outstanding debt of $178.4 million.

Sources and Uses of Cash Summary

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by operations	$1,313	$4,403
Net cash used in investing activities	$(287,781)	$(13,140)
Net cash provided by (used in) financing activities	$270,763	$(6,576)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first three months of 2019 consisted of $283.2 million, net of cash acquired, used in the acquisitions of AppRiver and DeliverySlip, and $4.5 million for capital expenditures, which include $3.0 million in capitalized internal-use software, and $1.5 million for computer and networking equipment. Our investing activities in the first six months of 2018 consisted of $11.8 million, net of cash acquired, used in the acquisition of Erado. We additionally incurred $1.4 million of expenditures for purchases of computer and networking equipment, including internal-use software.

Cash received from financing activities in the first six months of 2019 includes $178.6 million, net of issuance costs, incurred as debt, $96.6 million, net of issuance costs, raised through the private purchase of preferred stock, and $180 thousand received from the exercise of stock options. The proceeds from our debt and preferred stock issuance were used to fund our AppRiver acquisition in February 2019 and our DeliverySlip acquisition in May 2019. In addition to these items, we used $1.8 million to repurchase common stock related to the tax impact of vesting restricted awards, and $1.5 million for contingent consideration payments associated with our acquisitions of Greenview and Erado. We also used $770 thousand for payments on our finance leases and $438 thousand for principle payments of our long term debt. Financing activities in the first six months of 2018 include $5.4 million used in a $10.0 million share repurchase program authorized by our board of directors in April 2017, $611 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards, and a $605 thousand earn-out payment associated with our acquisition of Greenview, offset by $33 thousand cash received from the exercise of stock options.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of June 30, 2019. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$2.00 - $3.49	404,375	1,047	404,375	1,047
$3.50 - $4.99	462,010	1,755	393,260	1,496
Total	866,385	$2,802	797,635	$2,543

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

We have not entered into any material, non-cancelable purchase commitments at June 30, 2019.

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	17,892	$7.67	—	$—
May 1, 2019 to May 31, 2019	26,873	$10.77	—	$—
June 1, 2019 to June 30, 2019	5,470	$8.61	—	$—
Total	50,235	$9.43	—	$—

1

Of the total number of shares purchased for the one month periods ended April 30, 2019, May 31, 2019, and June 30, 2019, respectively; 47,602 shares of Restricted Stock, 1,651 units of RSUs and 982 PUs were withheld by us upon the vesting of outstanding Restricted Stock, RSUs and PUs. These shares and units were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock, RSUs and PUs vested during the period, which is required upon vesting.

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

ZIX CORPORATION

Date: August 7, 2019	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)