Form 10-Q
period 2019-09-30
ZIX CORP
filed 2019-11-06
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2019
Common Stock, par value $0.01 per share	55,742,221

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	ZIXI	NASDAQ Global Market

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,066	$27,109
Receivables, net	10,106	3,188
Prepaid and other current assets	4,705	3,176
Total current assets	24,877	33,473
Property and equipment, net	9,403	3,924
Operating lease assets	10,055	—
Intangible assets, net	149,280	15,251
Goodwill	174,357	13,783
Deferred tax assets	30,935	28,785
Deferred costs and other assets	11,619	9,424
Total assets	$410,526	$104,640
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,535	$769
Accrued expenses	11,228	9,747
Deferred revenue	44,564	30,622
Current portion of long-term debt	1,850	—
Other current liabilities	3,882	—
Total current liabilities	74,059	41,138
Long-term liabilities:
Deferred revenue	1,090	1,539
Deferred rent	—	1,016
Noncurrent lease liabilities	9,904	—
Long-term debt	176,407	—
Total long-term liabilities	187,401	2,555
Total liabilities	261,460	43,693
Commitments and contingencies (see Note 11)

Preferred stock:
Series A convertible preferred stock, $1 par value; 100,206 shares designated, issued and outstanding in 2019 and no designated, issued or outstanding in 2018	104,437	—
Total preferred stock	104,437	—

Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; except as noted above, none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 83,493,659 issued and 55,743,862 outstanding in 2019 and 81,715,330 issued and 54,186,180 outstanding in 2018	780	779
Additional paid-in capital	390,016	384,940
Treasury stock, at cost; 27,749,797 common shares in 2019 and 27,529,150 common shares in 2018	(110,273)	(108,392)
Accumulated deficit	(235,826)	(216,364)
Accumulated other comprehensive loss	(68)	(16)
Total stockholders’ equity	44,629	60,947
Total liabilities, preferred stock and stockholders’ equity	$410,526	$104,640

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Revenue	$47,833	$17,876	$123,049	$52,029
Cost of revenue	21,422	3,870	52,865	11,189
Gross margin	26,411	14,006	70,184	40,840
Operating expenses:
Research and development	5,590	2,764	15,048	8,720
Selling, general and administrative	19,592	8,025	61,729	24,139
Total operating expenses	25,182	10,789	76,777	32,859
Operating (loss) income	1,229	3,217	(6,593)	7,981
Other income (expense):
Investment and other income	14	183	115	662
Interest (expense)	(2,973)	—	(7,398)	—
Total other (expense) income	(2,959)	183	(7,283)	662
Income (loss) before income taxes	(1,730)	3,400	(13,876)	8,643
Income tax benefit (expense)	133	(945)	2,308	(2,455)
Net income (loss)	$(1,597)	$2,455	$(11,568)	$6,188

Deemed and accrued dividends on preferred stock	2,090	—	7,894	—
Net income (loss) attributable to common stockholders	$(3,687)	$2,455	$(19,462)	$6,188

Basic income (loss) per share attributable to common stockholders	$(0.07)	$0.05	$(0.37)	$0.12
Diluted income (loss) per common share attributable to common stockholders	$(0.07)	$0.05	$(0.37)	$0.12
Basic weighted average common shares outstanding	53,148,078	52,494,340	52,965,163	52,611,161
Diluted weighted average common shares outstanding	53,148,078	53,474,849	52,965,163	53,389,622

Other comprehensive income, net of tax
Foreign currency translation adjustments	35	—	(52)	—
Comprehensive income (loss)	$(1,562)	$2,455	$(11,620)	$6,188

See notes to condensed consolidated financial statements

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders
(In thousands, except shares)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balances, December 31, 2018, as reported	—	$—	81,715,330	$779	$384,940	$(108,392)	$(216,364)	$(16)	$60,947
Issuance of Series A preferred stock in connection with private placement, net of issuance costs of $2,253	64,914	62,662	—	—	—	—	—	—	—
Issuance of Series B preferred stock in connection with private placement, net of issuance costs of $1,204	35,086	33,881	—	—	—	—	—	—	—
Beneficial conversion feature of Series A preferred stock	—	1,407	—	—	—	—	(1,407)	—	(1,407)
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	12	—	—	—	—	(12)	—	(12)
Accrued dividend on Series A preferred stock	—	563	—	—	—	—	(563)	—	(563)
Accrued dividend on Series B preferred stock	—	380	—	—	—	—	(380)	—	(380)
Redemption Accretion of Series B preferred stock	—	71	—	—	—	—	(71)	—	(71)
Net issuance of common stock upon exercise of stock options	—	—	17,438	—	36	—	—	—	36
Net issuance of common stock upon vesting of restricted stock units	—	—	40,334	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	5,777	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	1,116,724	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	392,500	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,229	(1,340)	—	—	(111)
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	—	(6,265)	—	(6,265)
Balances, March 31, 2019	100,000	$98,976	83,288,103	$779	$386,205	$(109,732)	$(225,062)	$(48)	$52,142
Issuance of Series A preferred stock for dividend on Series B preferred stock upon conversion to Series A preferred stock	206	—	—	—	—	—	—	—	—
Beneficial conversion feature of Series B preferred stock	—	1,067	—	—	—	—	(1,067)	—	(1,067)
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	33	—	—	—	—	(33)	—	(33)
Accrued dividend on Series A preferred stock	—	1,505	—	—	—	—	(1,505)	—	(1,505)
Accrued dividend on Series B preferred stock	—	650	—	—	—	—	(650)	—	(650)
Redemption Accretion of Series B preferred stock	—	116	—	—	—	—	(116)	—	(116)
Net issuance of common stock upon exercise of stock options	—	—	40,000	—	144	—	—	—	144
Net issuance of common stock upon vesting of restricted stock units	—	—	3,333	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	1,223	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	16,000	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,964	(474)	—	—	1,490
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(56)	(56)
Net loss	—	—	—	—	—	—	(3,706)	—	(3,706)
Balances, June 30, 2019	100,206	$102,347	83,348,659	$779	$388,313	$(110,206)	$(232,139)	$(104)	$46,643
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	44	—	—	—	—	(44)	—	(44)
Accrued dividend on Series A preferred stock	—	2,046	—	—	—	—	(2,046)	—	(2,046)
Net issuance of common stock upon exercise of stock options	—	—	30,000	1	70	—	—	—	71

Net issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	—	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	115,000	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,633	(67)	—	—	1,566
Adjustment from foreign currency translation	—	—	—	—	—	—	—	36	36
Net loss	—	—	—	—	—	—	(1,597)	—	(1,597)
Balances, September 30, 2019	100,206	$104,437	83,493,659	$780	$390,016	$(110,273)	$(235,826)	$(68)	$44,629

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Continued

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders
(In thousands, except shares)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balances, December 31, 2017, as reported	—	$—	80,709,970	$778	$381,457	$(102,343)	$(236,372)	$—	$43,520
Cumulative effect adjustment from changes in accounting standards, net of taxes	—	—	—	—	—	—	4,564	—	4,564
Balances, January 01, 2018, as adjusted	—	—	80,709,970	778	381,457	(102,343)	(231,808)	—	48,084
Net issuance of common stock upon vesting of restricted stock units	—	—	50,751	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	32,665	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	370,322	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	95,946	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	627	(547)	—	—	80
Treasury repurchase program	—	—	—	—	—	(3,090)	—	—	(3,090)
Net income	—	—	—	—	—	—	1,892	—	1,892
Balances, March 31, 2018	—	$—	81,259,654	$778	$382,084	$(105,980)	$(229,916)	$—	$46,966
Net issuance of common stock upon exercise of stock options	—	—	27,080	—	33	—	—	—	33
Net issuance of restricted common stock	—	—	402,000	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	845	(64)	—	—	781
Treasury repurchase program	—	—	—	—	—	(2,303)	—	—	(2,303)
Net income	—	—	—	—	—	—	1,840	—	1,840
Balances, June 30, 2018	—	$—	81,688,734	$778	$382,962	$(108,347)	$(228,076)	$—	$47,317
Net issuance of common stock upon exercise of stock options	—	—	58,015	1	127	—	—	—	128
Net issuance of restricted common stock	—	—	(24,001)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	901	(38)	—	—	863
Treasury repurchase program	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	2,456	—	2,456
Balances, September 30, 2018	—	$—	81,722,748	$779	$383,990	$(108,385)	$(225,620)	$—	$50,764

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Operating activities:
Net income (loss)	$(11,568)	$6,188
Non-cash items in net income (loss):
Depreciation and amortization	16,301	2,635
Amortization of debt issuance costs	661	—
Employee stock-based compensation costs	4,826	2,373
Changes in deferred taxes	(2,150)	2,660
Changes in operating assets and liabilities:
Receivables	(394)	(1,410)
Prepaid and other current assets	(713)	464
Deferred costs and other assets	(1,998)	(2,272)
Operating lease assets	(468)	—
Accounts payable	4,247	(510)
Deferred revenue	1,017	1,547
Payment of acquisition related contingent consideration	(582)	(195)
Accrued and other liabilities	(1,228)	282
Net cash provided by operating activities	7,951	11,762
Investing activities:
Purchases of property, equipment and internal-use software	(7,860)	(2,340)
Acquisition of businesses, net of cash acquired	(284,590)	(11,773)
Net cash used in investing activities	(292,450)	(14,113)
Financing activities:
Proceeds of long-term debt	185,000	—
Debt issuance cost	(6,443)	—
Repayment of long term debt	(900)	—
Proceeds from issuance of Series A preferred stock, net of offering costs	96,588	—
Stock issuance costs	—	(195)
Proceeds from exercise of stock options	251	161
Purchase of treasury shares	(1,881)	(6,042)
Repayment of finance lease liabilities	(1,277)	—
Payment of acquisition related contingent consideration	(3,843)	(605)
Net cash provided by (used in) financing activities	267,495	(6,681)

Effect of exchange rate on cash	(39)	—

Decrease in cash and cash equivalents	(17,043)	(9,032)
Cash and cash equivalents, beginning of period	27,109	33,009
Cash and cash equivalents, end of period	$10,066	$23,977

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

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2019, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of September 30, 2019 the Company had 836,385 stock options outstanding, 1,992,838 non-vested Restricted Stock awards; 526,568 non-vested Performance Stock awards; 123,501 non-vested RSUs; 55,499 non-vested Performance RSUs and 4,080,776 shares of common stock available for future award grants.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended September 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at June 30, 2019	866,385	$3.23
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	(30,000)	2.35
Outstanding at September 30, 2019	836,385	$3.27	4.30
Options exercisable at September 30, 2019	786,385	$3.23	4.15

At September 30, 2019, all 836,385 stock options outstanding and all 786,385 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options were $3.3 million and $3.2 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended September 30, 2019:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at June 30, 2019	1,923,687	$6.04
Granted at market price	115,000	9.30
Vested	(45,849)	5.33
Cancelled	—	—
Non-vested restricted stock at September 30, 2019	1,992,838	$6.30

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended September 30, 2019:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at June 30, 2019	93,501	$7.25
Granted at market price	30,000	7.95
Vested	—	—
Cancelled	—	—
Non-vested restricted stock units at September 30, 2019	123,501	$7.42

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended September 30, 2019:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at June 30, 2019	55,499	$8.39
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance RSUs at September 30, 2019	55,499	$8.39

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended September 30, 2019:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at June 30, 2019	526,568	$6.42
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance stock at September 30, 2019	526,568	$6.42

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three and nine month periods ended September 30, 2019, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cost of revenues	$154	$422
Research and development	295	765
Selling, general and administrative	1,184	3,639
Stock-based compensation expense	$1,633	$4,826

A deferred tax asset totaling $775 thousand and $473 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the nine month periods ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $13.5 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.65 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3, Stock Options and Stock-Based Employee Compensation of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash income tax payments	$338	$655
Cash paid for interest	6,696	—
Non-cash investing and financing activities:
Accrued and deemed dividends on Series A preferred stock	5,610	—
Accrued and deemed dividends on Series B preferred stock	2,284	—

5. Receivables, net

(In thousands)	September 30, 2019	December 31, 2018
Gross accounts receivables	$20,755	$14,135
Allowance for returns and doubtful accounts	(191)	(277)
Unpaid portion of deferred revenue	(10,458)	(10,670)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$10,106	$3,188

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at September 30, 2019.

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

The components of lease costs are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2019	2019
Finance lease costs:
Amortization of right-of-use asset	$411	$936
Interest on lease liabilities	47	115
Operating lease costs	809	2,190
Short-term lease costs	446	1,394
Variable lease costs	186	579
Total lease costs	$1,899	$5,214

Supplemental cash flow information related to leases is as follows:

Nine Months Ended September 30,
(In thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,063
Operating cash flows from finance leases	115
Financing cash flows from finance leases	1,277
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,984
Finance leases	3,362

Supplemental balance sheet information related to lease is as follows:

		September 30,
(In thousands)	Balance Sheet Classification	2019
Operating Leases
Operating lease right-of-use asset	Operating lease assets	$10,055
Total operating lease assets		$10,055

Current operating lease liabilities	Other current liabilities	$2,365
Noncurrent operating lease liabilities	Noncurrent lease liabilities	8,936
Total operating lease liabilities		$11,301

		September 30,
(In thousands)	Balance Sheet Classification	2019
Finance Leases
Finance lease right-of-use assets		$3,362
Accumulated depreciation - finance leases		(937)
Finance lease right-of-use assets, net	Property and equipment, net	$2,425

Current finance lease liabilities	Other current liabilities	$1,517
Noncurrent finance lease liabilities	Noncurrent lease liabilities	968
Total finance lease liabilities		$2,485

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)
Operating leases	4.65
Finance leases	2.18

Weighted Average Discount Rate
Operating leases	5.86%
Finance leases	6.15%

Maturities of lease liabilities are as follows:

	Payments Due by Period - Year Ending December 31, 2019
(In thousands)	Total	Year 1 (1)	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$12,920	$799	$5,361	$5,215	$1,545
Less imputed interest	(1,619)
Total	$11,301

Finance leases	$2,632	$466	$2,050	$116	$—
Less imputed interest	(147)
Total	$2,485
(1) Year 1 excluding the nine months ended September 30, 2019

7. Long-term Debt

On February 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and SunTrust Bank as administrative agent, which (1) provided for borrowing in the form of a senior secured term loan facility in an aggregate principal amount of $175 million (the “Term Loan”), (2) provided for a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million (the “Delayed Draw Term Loan Facility”), and (3) provided for a senior secured revolving credit facility in an aggregate principal amount of $25 million, up to $5 million of which is available for letters of credit (the “Revolving Facility” and, together with the Term Loan and the Delayed Draw Term Loan Facility, the “Credit Facilities”). On February 20, 2019, the Term Loan was borrowed in full to pay a portion of the purchase price in connection with the AppRiver acquisition (described below in Note 16 “Acquisitions”), including certain fees, costs and expenses related thereto. On May 2, 2019, the Delayed Draw Term Loan Facility was borrowed in full to pay a portion of the purchase price in connection with the DeliverySlip acquisition (described below in Note 16 “Acquisitions”), including certain fees, costs and expenses related thereto. The Credit Facilities are secured by substantially all the assets of Zix and its wholly-owned domestic subsidiaries and guaranteed by substantially all of Zix’s wholly-owned domestic subsidiaries.

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

Term Loan

As of September 30, 2019, the Company had $174.1 million in principal outstanding under the Term Loan. The Term Loan was fully drawn on February 20, 2019 in the amount of $175 million, and requires quarterly payments of principal of $437.5 thousand beginning on June 30, 2019. In addition to other customary mandatory prepayment requirements, the Term Loan requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases.

At September 30, 2019, the Company had an outstanding debt balance of $168.3 million attributable to the Term Loan based on the 6.55% interest rate in effect during the period from February 20, 2019 through September 30, 2019. Included in the balance at September 30, 2019 is $5.8 million of unamortized debt issuance costs.

Future principal payments under the Term Loan as of September 30, 2019 are as follows:

(In thousands)
Year Ending December 31,	Amount
2019	$437
2020	1,750
2021	1,750
2022	1,750
2023	1,750
2024	166,688
Total	174,125

Delayed Draw Term Loan Facility

At September 30, 2019, the Company had $10 million in principal outstanding under the Delayed Draw Term Loan Facility. The Delayed Draw Term Loan Facility was fully drawn on May 2, 2019 in the amount of $10 million to fund the DeliverySlip acquisition. The Delayed Draw Term Loan Facility requires 1.00% per annum amortization of the original principal amount borrowed, payable in equal quarterly installments of $25 thousand starting September 30, 2019. In addition to other customary mandatory prepayment requirements, the Delayed Draw Term Loan Facility requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage reduces if Zix’s total net leverage ratio decreases.

At September 30, 2019, the Company had an outstanding debt balance of $9.9 million attributable to the Delayed Draw Term Loan Facility based on the 5.94% interest rate in effect during the period from May 2, 2019 through September 30, 2019. Included in the balance at September 30, 2019 is $52 thousand of unamortized debt issuance costs.

The Company incurred a ticking fee of $25 thousand on the unused portion of the Delayed Draw Term Loan Facility for the period from March 23, 2019 to the termination date of Delayed Draw Term Loan Facility commitment upon the drawing of the entire loan balance on May 2, 2019.

Future principal payments under the Delayed Draw Term Loan Facility as of September 30, 2019 are as follows:

(In thousands)
Year Ending December 31,	Amount
2019	$25
2020	100
2021	100
2022	100
2023	100
2024	9,550
Total	9,975

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

As of September 30, 2019, the Revolving Facility was undrawn and available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement.  As of September 30, 2019, the Company has accrued $73 thousand of commitment fees for the period ended September 30, 2019.

As of September, 2019, the estimated fair value of the Credit Facilities approximated their carrying value and the Company was in compliance with all covenants in the Credit Agreement.

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

The conversion option of the Series A Preferred Stock was determined to have a beneficial conversion feature. As of September 30, 2019, the beneficial conversion feature was valued at $2.5 million, excluding the additional beneficial conversion feature accrued for the deemed dividend during the quarter then ended, and was recorded to additional paid-in capital and as a discount to the Series A Preferred Stock. This resulting discount was immediately amortized as the Series A Preferred Stock has no set redemption date but is currently convertible.

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

As of September 30, 2019, the accretion of the Stated Value of Series A Preferred Stock is valued at $4.1 million, including the accretion attributable to the converted Series A Preferred Stock from Series B Preferred Stock, and the accretion of the beneficial conversion feature is valued at $89 thousand. As of June 6, 2019, the accrued dividend on the Series B Preferred Stock, valued at $1.2 million, was converted to Series A Preferred Stock along with the Stated Value of the Series B Preferred Stock. Upon conversion of Series B Preferred Stock to Series A Preferred Stock on June 6, 2019, all remaining dividend calculations are based on the terms of the Series A Preferred Dividend for the converted Series A Preferred Stock.

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

Conversion

At any time, each Series A Preferred Stock holder may elect to convert each share of such holders’ then-outstanding Series A Preferred Stock into (i) the number of shares of common stock equal to the product of (a) the Accreted Value with respect to such share on the conversion date multiplied by (b) the conversion rate (initially 166.11) as of the applicable conversion date divided by (c) 1,000 plus (ii) cash in lieu of fractional shares.

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

Disaggregation of Revenue

In the nine months ended September 30, 2019, excluding our AppRiver and Erado sales, we recorded revenue for our services in the following core industry verticals: 46% healthcare, 29% financial services, 7% government sector, and 18% as other.

We operate as a single operating segment. Revenue generated from our email protection services represented 100% of our revenues in the three and nine months ended September 30, 2019 and 2018, respectively. Further, we sell our solutions as a bundle, applying significant judgement to allocate transaction prices of our services based on the standalone selling price of our component services.

Contract balances

Our contract assets include our accounts receivables, discussed above in Footnote 5 “Receivables, net”, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. During the three and nine months ended September 30, 2019, we increased our noncurrent deferred contract asset by $1.9 million and $4.5 million, respectively, resulting from commissions earned by our sales team during the three and nine months ended September 30, 2019. We also amortized $837 thousand and $2.3 million of deferred cost, respectively as a selling and marketing expense in the related periods. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended September 30, 2019.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $12.4 million increase to our net deferred revenue in the nine months ended September 30, 2019, is attributed to AppRiver, acquired in February 2019. See below Note 16 “Acquisitions” for additional information regarding our AppRiver acquisition.

Performance obligations

As of September 30, 2019, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $90.7 million. We expect to recognize approximately $26.5 million of revenue related to this backlog during the remainder of 2019, $41.3 million in 2020, and $22.9 million in periods thereafter.

Approximately $27.6 million of our $47.8 million revenue recognized in the three months ended September 30, 2019, was included in our performance obligation balance at the beginning of the period. Approximately $40.0 million of our $123.0 million revenue recognized in the nine months ended September 30, 2019, was included in our performance obligation balance at the beginning of the period.

10. Earnings (Loss) Per Share and Potential Dilution

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding for the applicable period. The dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share. The computations for basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares	53,148,078	52,494,340	52,965,163	52,611,161
Effect of dilutive securities:
Employee and director stock options	—	370,466	—	330,095
Restricted Stock	—	475,912	—	340,337
RSUs	—	23,895	—	21,374
Performance RSUs	—	6,174	—	9,858
Performance Stock	—	104,062	—	76,797
Series A Preferred Shares	—	—	—	—
Series B Preferred Shares	—	—	—	—
Dilutive weighted average common shares	53,148,078	53,474,849	52,965,163	53,389,622

During the three and nine months ended September 30, 2019, potential common shares of all securities were excluded from the calculation of diluted loss per share because the awards were anti-dilutive.

11. Commitments and contingencies

We have not entered into any material, non-cancelable purchase commitments at September 30, 2019.

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

The following table represents a reconciliation of our acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using Level 3 inputs for the nine month period ended September 30, 2019:

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2018	$1,164
Addition	2,303
Payments during the period	(3,300)
Adjustments to fair value during the period recorded in Selling, general and administrative expenses	206
Balance at September 30, 2019	$373

13. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the nine month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Opening balance	$13,783	$8,469
Additions	160,574	5,926
Acquisition adjustments	—	(901)
Goodwill	$174,357	$13,494

Our 2019 acquisitions of AppRiver and DeliverySlip resulted in the increase to our goodwill in the nine months ended September 30, 2019. Our 2018 acquisition of Erado resulted in the increase to our goodwill in the nine months ended September 30, 2018. Our acquisition adjustments to goodwill in the nine month period ended September 30, 2018, reflect the appropriate reallocation of excess purchase price from goodwill to acquired assets and liabilities related to our Greenview and Entelligence Messaging Server purchases completed in 2017. See below Note 16 “Acquisitions” for additional information regarding our acquisitions.

We evaluate goodwill for impairment annually in the fourth quarter, or when there is a reason to believe that the value has been diminished or impaired. There were no impairments to goodwill during the periods presented above.

14. Common Stock Repurchase Program

On April 24, 2017, the Company’s board of directors approved a share repurchase program that enabled the Company to purchase up to $10 million of its shares of common stock. The share repurchase program expired on May 31, 2018. As such, no shares of common stock were repurchased during the three and nine month periods ended September 30, 2019 or during the three month period ended September 30, 2018. During the nine month period ended September 30, 2018, the Company repurchased  1,206,994 shares of our common stock under this program at an aggregate cost of  $5.4 million.

15. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $23.1 million reserve. Any reduction to this $23.1 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first, second and third quarter 2019 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2018, will remain unchanged at December 31, 2019. For this reason, the Company has recognized its first, second and third quarter 2019 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

16. Acquisitions

Acquisition of DeliverySlip

On May 7, 2019, the Company acquired certain assets of Cirius Messaging Inc. (“Seller”) and its wholly owned subsidiary DeliverySlip Inc.(“DeliverySlip”), related to the DeliverySlip product for a total purchase price of $13.8 million, including cash consideration of $11.4 million and a contingent consideration with an estimated fair value of $2.3 million at the acquisition date. The contingent consideration was paid in full  upon the completion of certain agreed upon requirements and a related $0.2 million loss on the contingent consideration was recognized in the three month period ended September 30, 2019. Included in the cash consideration, a holdback amount of $1.5 million was transferred to an escrow agent for the satisfaction of the Seller’s indemnity and other obligations under the purchase agreement. The acquisition was partially financed with proceeds of $10 million from the Delayed Draw Term Loan Facility. The purchase of DeliverySlip expanded the Company’s product offering including email encryption, e-signatures and secure file solutions.

The Company incurred $436 thousand and $936 thousand in acquisition-related costs with respect to the DeliverySlip acquisition, which were recorded within operating expenses during the three and nine months ended September 30, 2019, respectively. Prior to the acquisition, approximately 90% of DeliverySlip’s revenue was generated from AppRiver Canada Inc, which became a subsidiary of the Company upon closing of the AppRiver acquisition (as described below). Revenue from additional acquired customers of DeliverySlip for the three and nine months ended September 30, 2019 were immaterial.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is not yet finalized.  The majority of the goodwill balance is expected to be deductible for tax purposes. The intangible asset we acquired from DeliverySlip is technology which we are amortizing over 6 years. The results of operations and the provisional fair values of the acquired assets and liabilities have been included in the accompanying condensed consolidated financial statements since the DeliverySlip acquisition closed on May 7, 2019. Certain estimated values are not yet finalized and subject to revision as additional information becomes available and more detailed analyses are completed.

The following table summarizes the current estimated fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Technology	$4,200
Goodwill	9,603
Total assets	13,803

Liabilities:
Deferred revenue	$52
Total liabilities	52

Net assets recorded	$13,751

Acquisition of AppRiver Companies

On February 20, 2019, Zix acquired 100% of the equity interest of AR Topco, LLC and its subsidiaries, including AppRiver LLC (“AppRiver” and collectively, the “AppRiver Companies”), for a total purchase price of $277.7 million, following a working capital adjustment. The purchase price included cash consideration of $273.1 million, net of cash acquired. This acquisition complements our strategy to accelerate our offerings into the cloud at the point of initial cloud application purchase and expand our customer base.

We financed the acquisition with proceeds from (1) cash on hand, (2) the proceeds from the Term Loan,  and (3) a private placement with an investment fund managed by True Wind Capital consisting of (i) 64,914 newly issued shares of Series A Convertible Preferred Stock, $1.00 par value per share, and (ii) 35,086 newly issued shares of Series B Convertible Preferred Stock, $1.00 par value per share, in exchange for cash consideration in an aggregate amount of $100 million (which was reduced by $3 million in True Wind Capital’s costs that were reimbursed by the Company).

AppRiver is a channel-first provider of cloud-based cyber security and productivity services, offering web protection, email encryption, secure archiving, and email continuity solutions. AppRiver also provides Microsoft Office 365 and Secure Hosted Exchange services, which serve as an effective lead generation tool for AppRiver’s solutions. The acquisition of AppRiver can accelerate our offerings into the cloud at the point of initial cloud application purchase. Because AppRiver currently services over 60,000 worldwide customers using a network of 4,500 Managed Service Providers, this acquisition can also help us expand our customer base.

The Company incurred $9.2 million in acquisition-related costs which included $1.1 million and $8.1 million recorded within  operating expenses for the three months ended December 31, 2018, and for the nine months ended September 30, 2019, respectively. Revenue from AppRiver was $28.7 and $66.8 million for the three and nine months ended September 30, 2019, respectively, and due to the continued integration of the combined businesses, it was impracticable to determine earnings attributable to AppRiver.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is not yet finalized.  The majority of the goodwill balance is expected to be deductible for tax purposes. The intangible assets we acquired from AppRiver consist of customer relationships, vendor relationships, trademarks/names, and internally developed software, which we are amortizing over 8 years, 3 years, 10 years, and 5-6 years, respectively. The results of operations and the provisional fair values of the acquired assets and liabilities have been included in the accompanying condensed consolidated financial statements since the AppRiver acquisition closed on February 20, 2019. Certain estimated values are not yet finalized and subject to revision as additional information becomes available and more detailed analyses are completed.

The following table summarizes the current estimated fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Current assets	$12,200
Property and equipment	3,235
ROU assets	7,835
Customer relationships	91,000
Vendor relationships	1,000
Trademark/Names	4,400
Internally developed software	41,100
Goodwill	150,971
Total assets	311,741

Liabilities:
Current liabilities	$13,378
Deferred revenue	12,424
Operating lease liabilities	8,235
Total liabilities	34,037

Net assets recorded	$277,704

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

The Company incurred $334 thousand in acquisition-related costs which were recorded within operating expenses during the twelve months ended December 31, 2018.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is deductible for tax purpose. The intangible assets we acquired from Erado consist of trademarks, internally developed software, and customer relationships, which we are amortizing over an estimated useful life of 5 years, 10 years, and 15 years, respectively. The results of operations and the estimated fair values of the acquired assets and liabilities have been included in the accompanying consolidated financial statements since the April 2, 2018 acquisition date. Revenue from Erado was $952 thousand and $2.8 million for the three and nine months ended September 30, 2019, respectively. Due to the continued integration of the combined businesses, it was impracticable to determine the earnings attributable to Erado.

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

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and nine month periods ending September 30, 2019 and 2018, respectively, as though the DeliverySlip, AppRiver and Erado acquisitions that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments, such as amortization expense of intangible assets and acquisition-related transaction costs, to give effect to pro forma events that are directly attributable to the acquisitions. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the respective acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues	$48,900	$40,887	$141,979	$118,019
Net income (loss)	5,766	1,960	14,175	2,923
Basic income (loss) per share attributed to common shareholders	$0.07	$—	$0.15	$(0.07)
Diluted income (loss) per share attributed to common shareholders	$0.07	$—	$0.15	$(0.07)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Zix® is a leading provider of cloud email security, productivity and compliance solutions. Trusted by the nation’s most influential institutions in healthcare, finance and government, Zix delivers a superior experience and easy-to-use solutions for email encryption and data loss prevention (“DLP”), advanced threat protection, archiving, and bring your own device (“BYOD”) mobile security. Focusing on the protection of business communication, Zix enables its customers to better secure data and meet compliance needs. We serve organizations in many industries, with particular emphasis on the healthcare, financial services, insurance and government sectors, including U.S. federal financial regulators— such as members of the Federal Financial Institutions Examination Council, divisions of the U.S. Treasury, the U.S. Securities and Exchange Commission (“SEC”), more than 30% of U.S. banks, more than 30% of Blue Cross Blue Shield plans and more than 1,200 U.S. hospitals.

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

On February 20, 2019, we completed the acquisition of AppRiver, a leading provider of cloud-based cybersecurity solutions for SMB.  The combined companies create one of the leading cloud based security solutions providers, particularly for the small and mid-size enterprise market. This acquisition further strengthens that alignment by bolstering our security offerings, expanding our go-to-market channels, and providing a stronger cloud platform to drive even more value for our customers and partners.

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

Results of Operations

Third Quarter 2019 Summary of Operations

Financial

•

Revenue for the quarter ended September 30, 2019, was $47.8 million, compared with $17.9 million for the same period in 2018, representing a 168% increase that was largely attributable to our AppRiver acquisition in February 2019.

•

Gross margin for the quarter ended September 30, 2019, was $26.4 million (or 55% of revenues), compared with $14.0 million (or 78% of revenues) for the comparable period in 2018. The period over period margin decline as a percentage of revenues is attributable to the effect of the higher cost of revenue associated with AppRiver’s Microsoft Office365 and hosted exchange products.

•

Net (loss) for the quarter ended September 30, 2019, was $(1.6) million, compared with net income of $2.5 million in the comparable period in 2018. The net loss for the quarter ended September 30, 2019, was attributed to significant transaction and integration-related costs incurred to acquire AppRiver in February 2019 and Delivery Slip in May 2019.

•

Net (loss) attributable to common shareholders for the quarter ended September 30, 2019, was $(3.7) million, compared with net income attributable to common shareholders of $2.5 million in the comparable period in 2018. The Company’s net loss attributable to common shareholders includes a deemed and accrued dividend of $2.1 million to preferred shareholders.

•	Net (loss) per diluted share was $(0.07) for the quarter ended September 30, 2019, compared with net income per diluted share of $0.05 in the comparable period in 2018.
•	Ending cash and cash equivalents were $10.1 million on September 30, 2019, compared with $24.0 million on September 30, 2018, and $27.1 million on December 31, 2018.

Operations

•

Total billings for the quarter ended September 30, 2019, were $46.2 million, compared with $21.3 million for the same period in 2018, representing a 117% increase. AppRiver contributed $27.6 million of third quarter 2019 billings.

•

The annual recurring revenue value of our customer subscriptions as of September 30, 2019, was $200.3 million, compared with $74.9 million for the same period in 2018, representing an increase of $125.4 million that was largely attributable to our AppRiver acquisition.

•

Net cash provided by operations in the nine months ended September 30, 2019, was $8.0 million, compared with $11.8 million provided by operations for the same period in 2018, representing a $3.8 million decrease.

•	As of September 30, 2019, backlog was $90.7 million, compared with $74.0 million as of September 30, 2018, representing a 23% increase.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended September 30,		3-month Variance 2019 vs. 2018		Nine Months Ended September 30,		9-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%	2019	2018	$	%
Revenues	$47,833	$17,876	$29,957	168%	$123,049	$52,029	$71,020	137%

The increase in revenue was primarily related to our AppRiver acquisition in February 2019, which contributed $28.7 million and $66.8 million in revenue to the three and nine months ended September 30, 2019, respectively. We additionally grew our revenue with continued success in our subscription-based business model with both steady additions to the subscriber base and a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the first nine months of 2019, excluding our AppRiver and Erado sales, we categorized our revenue in the following core industry verticals: 46% healthcare, 29% financial services, 7% government sector and 18% as other. In the first nine months of 2018, we categorized our revenue in the following core industry verticals: 49% healthcare, 29% financial services, 7% government sector, and 15% as other.

Revenue Indicator — Backlog

Backlog — Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of September 30, 2019, total backlog was $90.7 million, and we expect approximately 69% of the total backlog, or approximately $62.2 million, to be recognized as revenue during the next twelve months. As of September 30, 2019, the backlog was comprised of the following elements: $45.6 million of deferred revenue that has been billed and paid, $10.5 million billed but unpaid, and approximately $34.6 million of unbilled contracts. The backlog at September 30, 2019, was 23% higher than the $74.0 million backlog at the end of the third quarter 2018, and 24% higher than the ending backlog of $73.0 million at December 31, 2018. Our increase in backlog includes $13.8 million associated with AppRiver.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended September 30,		3-month Variance 2019 vs. 2018		Nine Months Ended September 30,		9-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%	2019	2018	$	%
Cost of revenues	$21,422	$3,870	$17,552	454%	$52,865	$11,189	$41,676	372%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, Microsoft fees associated with the resale of Microsoft Office365 and hosted exchange products and depreciation expense of computer equipment and amortization of acquired technology. The increases in 2019 compared to 2018 reflected in the table above resulted primarily from our acquisition of AppRiver in February 2019. As a reseller of Microsoft Office365 and hosted exchange products, which comprise over 50% of AppRiver revenue earned for the three and nine months ended September 30, 2019, we expect our costs of revenue to remain at higher levels than we have historically incurred. We additionally incurred increases in average headcount and other expenses to accommodate revenue growth. Our acquisition of DeliverySlip contributed to the cost reduction of email encryption service fees.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended September 30,		3-month Variance 2019 vs. 2018		Nine Months Ended September 30,		9-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%	2019	2018	$	%
Research and development expenses	$5,590	$2,764	$2,826	102%	$15,048	$8,720	$6,328	73%

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

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended September 30,		3-month Variance 2019 vs. 2018		Nine Months Ended September 30,		9-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%	2019	2018	$	%
Selling and marketing expenses	$13,312	$5,223	$8,089	155%	$37,323	$15,054	$22,269	148%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended September 30, 2019, compared to the same period in 2018, was due primarily to our AppRiver acquisition in February 2019 as well as related integration activities. We additionally incurred increases in headcount expense and spending for marketing programs.

In addition to our AppRiver acquisition and the other items noted above, our nine month increase in spending is primarily  attributable to increase in headcount expense, commission expense attributable to the amortization of previously capitalized commissions, integration costs including severance expenses to create synergy of the combined companies after our AppRiver acquisition in February 2019. We additionally incurred increases in stock based compensation expense and in spending for marketing programs.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended September 30,		3-month Variance 2019 vs. 2018		Nine Months Ended September 30,		9-month Variance 2019 vs. 2018
(in thousands)	2019	2018	$	%	2019	2018	$	%
General and administrative expenses	$6,280	$2,802	$3,478	124%	$24,406	$9,085	$15,321	169%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three months ended September 30, 2019 resulted primarily from acquisition and integration costs associated with AppRiver in February 2019. We additionally incurred increase in stock based compensation expense and advisory and audit fees.

The increase in the nine months ended September 30, 2019 resulted primarily from acquisition costs associated with AppRiver and DeliverySlip, acquired February 2019 and May 2019, respectively, and expenses associated with AppRiver operations. We additionally incurred increases in headcount, integration, audit and stock based compensation expenses offset by earnout expense incurred in the same period of 2018.

Other Income (Expense)

Our other income (expense) consists primarily of interest expense associated with our debt. In February 2019, we entered into a credit agreement with a syndicate of lenders and SunTrust Bank, borrowing $175 million to fund our AppRiver acquisition. In May 2019, we borrowed and additional $10 million to fund our DeliverySlip acquisition. During the three and nine months ended September 30, 2019, we recorded interest expense of $3.0 million and $7.4 million, respectively associated with this debt. At September 30, 2019, our outstanding debt balance was $178.3 million based on a weighted effective interest rate of 6.51%. See above Note 7 “Long-term Debt” for additional information regarding our debt.

Provision for Income Taxes

The provision for income taxes was a $133 thousand benefit and $945 thousand expense for the three month periods ended September 30, 2019 and 2018, respectively, and a $2.3 million benefit and a $2.5 million expense for each of the nine months ended September 30, 2019 and 2018, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $23.1 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our September 30, 2019, provision benefit of $2.3 million includes $2.1 million in deferred taxes, a $259 thousand benefit related to the return of federal Alternative Minimum Tax credits offset by a $87 thousand state income tax expense. Our September 30, 2018, income tax provision of $2.5 million includes $2.7 million in deferred taxes, $416 thousand in state taxes currently payable based on gross revenues, and $61 thousand in taxes related to our Canadian operations, all of which were offset by a $690 thousand benefit related to the return of federal Alternative Minimum Tax credits.

No tax penalty-related charges were accrued or recognized for the three month periods ended September 30, 2019 and 2018. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three month period ended September 30, 2019. We are currently subject to a three year statute of limitations by major tax jurisdictions.

At September 30, 2019, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $30.9 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $31.0 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $420 thousand related to Alternative Minimum Tax credits and $472 thousand relating to U.S. state income tax credits and net operating loss carryovers. These items are offset by a $971 thousand liability relating to temporary differences between GAAP and tax-related expense.

Any reduction to the $23.1 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first, second and third quarter 2019 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2018, will remain unchanged at December 31, 2019. For this reason, the Company has recognized its first, second and third quarter 2019 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income.

Net Income (Loss)

Our net loss for the three months ended September 30, 2019, of $1.6 million was a decrease of $4.1 million compared to our net income of $2.5 million for the same period last year. The decrease in our net income was primarily due to acquisition related costs associated with our AppRiver purchase, including integration costs, as well as higher operating expenses and interest expense. These items were partially offset by increases in revenue, as discussed above.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, we believe our cash and cash equivalents, cash generated from operations, and availability under our $25 million Revolving Facility (which, as of September 30, 2019, was undrawn and available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments, and restricted payments, subject to the conditions contained in the Credit Agreement) will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process.  During the first nine months of 2019, net cash provided by operations was $8.0 million, a decrease of $3.8 compared with the $11.8 million of net cash provided by operations in the first nine months of 2018. This decrease is attributable to acquisition costs associated with our AppRiver acquisition in February 2019 as well as spending on integration, marketing programs and increase of stock based compensation expense, offset by revenue contributed by our AppRiver acquisition. At September 30, 2019, our cash and cash equivalents totaled $10.1 million, a decrease of $17.0 million from the December 31, 2018 balance, and we had outstanding debt of $176.4 million.

Sources and Uses of Cash Summary

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by operations	$7,951	$11,762
Net cash used in investing activities	$(292,450)	$(14,113)
Net cash provided by (used in) financing activities	$267,495	$(6,681)

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first nine months of 2019 consisted of $284.6 million, net of cash acquired, used in the acquisitions of AppRiver and DeliverySlip, and $7.9 million for capital expenditures, which include $5.0 million in capitalized internal-use software, and $2.9 million for computer and networking equipment. Our investing activities in the first nine months of 2018 consisted of $11.8 million, net of cash acquired, used in the acquisition of Erado and $1.4 million of capital expenditures for computer and networking equipment, including internal-use software.

Cash received from financing activities in the first nine months of 2019 includes proceeds from long term debt of $177.7 million, net of issuance costs of $6.4 million and repayment of $0.9 million, $96.6 million, net of issuance costs, raised through the private purchase of preferred stock, and $251 thousand received from the exercise of stock options. The proceeds from our debt and preferred stock issuance were used to fund our AppRiver acquisition in February 2019 and our DeliverySlip acquisition in May 2019. We also paid $1.3 million to satisfy finance lease liabilities during the first nine months of 2019. In addition to these items, we used $1.9 million to repurchase common stock related to the tax impact of vesting restricted awards, and $3.8 million for contingent consideration payments associated with our acquisitions of Greenview, Erado and DeliverySlip.

Financing activities in the first nine months of 2018 include $5.4 million used in a $10.0 million share repurchase program authorized by our board of directors in April 2017, $650 thousand used in the repurchase of common stock related to the tax impact of vesting restricted awards, and a $605 thousand earn-out payment associated with our acquisition of Greenview, and $195 thousand used to pay costs associated with a shelf registration filed with the SEC on July 31, 2018, offset by $161 thousand cash received from the exercise of stock options.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of September 30, 2019. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$2.00 - $3.49	374,375	977	374,375	977
$3.50 - $4.99	462,010	1,754	412,010	1,566
Total	836,385	$2,731	786,385	$2,543

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

We have not entered into any material, non-cancelable purchase commitments at September 30, 2019.

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	6,838	$8.92	—	$—
August 1, 2019 to August 31, 2019	662	$9.15	—	$—
September 1, 2019 to September 30, 2019	467	$7.66	—	$—
Total	7,967	$8.87	—	$—

1

Of the total number of shares purchased for the one month periods ended July 31, 2019, August 31, 2019, and September 30, 2019, respectively; 7,967 shares of Restricted Stock were withheld by us upon the vesting of outstanding Restricted Stock. These shares were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock vested during the period, which is required upon vesting.

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

ZIX CORPORATION

Date: November 6, 2019	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)