Form 10-Q
period 2020-03-31
ZIX CORP
filed 2020-05-07
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2020
Common Stock, par value $0.01 per share	56,925,946

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	ZIXI	NASDAQ Global Market

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,295	$13,349
Receivables, net	13,037	10,081
Prepaid and other current assets	4,796	4,984
Total current assets	34,128	28,414
Property and equipment, net	8,368	8,591
Operating lease assets	9,709	10,128
Intangible assets, net	142,993	145,876
Goodwill	170,377	171,209
Deferred tax assets	37,423	36,535
Deferred costs and other assets	12,302	11,968
Total assets	$415,300	$412,721
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,954	$14,400
Accrued expenses	11,164	13,732
Deferred revenue	42,417	40,757
Current portion of long-term debt	1,850	1,850
Operating lease liabilities, current	2,690	2,947
Finance lease liabilities, current	1,134	1,338
Total current liabilities	74,209	75,024
Long-term liabilities:
Deferred revenue	1,994	2,524
Noncurrent operating lease liabilities	8,197	8,389
Noncurrent finance lease liabilities	515	716
Long-term debt	184,107	178,250
Total long-term liabilities	194,813	189,879
Total liabilities	269,022	264,903
Commitments and contingencies (see Note 11)

Preferred stock:
Series A convertible preferred stock, $1 par value; 100,206 shares designated, issued and outstanding in 2020 and in 2019	108,756	106,527
Total preferred stock	108,756	106,527

Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 84,953,964 issued and 56,962,705 outstanding in 2020 and 83,393,514 issued and 55,640,397 outstanding in 2019	781	780
Additional paid-in capital	393,710	391,605
Treasury stock, at cost; 27,991,259 common shares in 2020 and 27,753,117 common shares in 2019	(112,083)	(110,298)
Accumulated deficit	(244,180)	(240,995)
Accumulated other comprehensive income (loss)	(706)	199
Total stockholders’ equity	37,522	41,291
Total liabilities, preferred stock and stockholders’ equity	$415,300	$412,721

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
Revenue	$52,434	$29,300
Cost of revenue	26,079	11,139
Gross margin	26,355	18,161
Operating expenses:
Research and development	5,386	4,147
Selling, general and administrative	20,029	20,264
Total operating expenses	25,415	24,411
Operating income (loss)	940	(6,250)
Other income (expense):
Investment and other income (expense)	(15)	92
Interest expense	(2,648)	(1,255)
Total other (expense) income	(2,663)	(1,163)
Loss before income taxes	(1,723)	(7,413)
Income tax benefit	870	1,148
Net loss	$(853)	$(6,265)

Deemed and accrued dividends on preferred stock	2,229	2,433
Net loss attributable to common stockholders	$(3,082)	$(8,698)

Basic loss per share attributable to common stockholders	$(0.06)	$(0.17)
Diluted loss per common share attributable to common stockholders	$(0.06)	$(0.17)
Basic weighted average common shares outstanding	53,496,042	52,713,576
Diluted weighted average common shares outstanding	53,496,042	52,713,576

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(905)	(32)
Comprehensive loss	$(1,758)	$(6,297)

See notes to condensed consolidated financial statements

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balances, December 31, 2019, as reported	100,206	$106,257	83,393,514	$780	$391,605	$(110,298)	$(240,995)	$199	$41,291
Cumulative effect adjustment from changes in accounting standard (Note 2)	—	—	—	—	—	—	(103)	—	(103)
Balance, January 01, 2020	100,206	106,257	83,393,514	780	391,605	(110,298)	(241,098)	199	41,188
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	48	—	—	—	—	(48)	—	(48)
Accrued dividend on Series A preferred stock	—	2,181	—	—	—	—	(2,181)	—	(2,181)
Net issuance of common stock upon exercise of stock options	—	—	46,875	1	116	—	—	—	117
Net issuance of common stock upon vesting of restricted stock units	—	—	30,084	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	16,062	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	1,062,983	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	404,746	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,989	(1,785)	—	—	204
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(905)	(905)
Net loss	—	—	—	—	—	—	(853)	—	(853)
Balances, March 31, 2020	100,206	$108,486	84,954,264	$781	$393,710	$(112,083)	$(244,180)	$(706)	$37,522

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

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating activities:
Net loss	$(853)	$(6,265)
Non-cash items in net loss:
Depreciation and amortization	7,792	2,696
Amortization of debt issuance costs	320	116
Employee stock-based compensation costs	1,991	1,229
Noncash lease costs	782	(4,385)
Changes in deferred taxes	(887)	(1,103)
Changes in operating assets and liabilities:
Receivables	(2,947)	(113)
Prepaid and other current assets	179	(1,004)
Deferred costs and other assets	(330)	(856)
Accounts payable	562	5,989
Deferred revenue	1,135	(212)
Earn-out payment	—	(385)
Accrued and other liabilities	(3,337)	3,876
Net cash provided by (used in) operating activities	4,407	(417)
Investing activities:
Purchases of property, equipment and internal-use software	(5,007)	(1,742)
Acquisition of business, net of cash acquired	—	(271,706)
Net cash used in investing activities	(5,007)	(273,448)
Financing activities:
Proceeds of long-term debt	6,000	175,000
Debt issuance cost	—	(6,389)
Proceeds from issuance of Series A preferred stock, net of offering costs	—	62,692
Proceeds from issuance of Series B preferred stock, net of offering costs	—	33,896
Proceeds from exercise of stock options	117	36
Repayment of long-term debt	(460)	—
Repayment of finance lease liabilities	(406)	—
Purchase of treasury shares	(1,785)	(1,340)
Earn-out payment	—	(415)
Net cash provided by financing activities	3,466	263,480

Effect of exchange rate on cash	80	(33)

Increase (decrease) in cash and cash equivalents	2,946	(10,418)
Cash and cash equivalents, beginning of period	13,349	27,109
Cash and cash equivalents, end of period	$16,295	$16,691

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“Zix” the “Company,” “we,” “our” or “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods.

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2020, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year. The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent coronavirus (COVID-19) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of the COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

2. Recent Accounting Standards and Pronouncements

Credit Losses

On January 1, 2020, we adopted Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments with a net increase of our receivables allowance and a related cumulative adjustment to our retained earnings recorded at the beginning of adoption. Upon adoption, we changed our impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss impairment model for our accounting receivable balance. The cumulative effect adjustment from adoption was immaterial to our condensed consolidated financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04) to simplify the subsequent measurement of goodwill. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard became effective for us beginning January 1, 2020, and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of March 31, 2020, the Company had 809,510 stock options outstanding, 2,354,445 non-vested Restricted Stock awards; 723,517 non-vested Performance Stock awards; 238,643 non-vested RSUs; 77,197 non-vested Performance RSUs and 2,381,311 shares of common stock available for grant future award grants.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2019	756,385	$3.39	4.46
Granted at market price	100,000	8.03
Cancelled or expired	—	—
Exercised	(46,875)	2.49
Outstanding at March 31, 2020	809,510	$4.02	5.03
Options exercisable at March 31, 2020	697,010	$3.45	4.30

At March 31, 2020, 809,510 stock options outstanding and 697,010 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options were $625 thousand and $621 thousand, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended March 31, 2020:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2019	1,912,082	$6.26
Granted at market price	1,155,981	8.05
Vested	(620,317)	5.89
Cancelled	(93,301)	6.01
Non-vested restricted stock at March 31, 2020	2,354,445	$7.26

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended March 31, 2020:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at December 31, 2019	140,075	$7.59
Granted at market price	135,226	8.33
Vested	(36,658)	5.96
Cancelled	—	—
Non-vested restricted stock units at March 31, 2020	238,643	$8.26

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended March 31, 2020:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at December 31, 2019	55,499	$8.39
Granted at market price	42,030	8.03
Vested	(16,062)	8.06
Forfeited	(4,270)	8.05
Non-vested performance RSUs at March 31, 2020	77,197	$8.28

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended March 31, 2020:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at December 31, 2019	474,568	$6.38
Granted at market price	446,170	8.03
Vested	(155,797)	6.00
Forfeited	(41,424)	6.00
Non-vested performance stock at March 31, 2020	723,517	$7.48

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended March 31, 2020, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statement of comprehensive loss:

(In thousands)	Three Months Ended March 31, 2020
Cost of revenues	$172
Research and development	337
Selling, general and administrative	1,482
Stock-based compensation expense	$1,991

A deferred tax asset totaling $391 thousand and $236 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the three month periods ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $22.5 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 2.43 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3, Stock Options and Stock-Based Employee Compensation of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Three Months Ended March 31,
(In thousands)	2020	2019
Interest payments	$1,566	-
Income tax payments	44	193
Non-cash investing and financing activities:
Accrued and deemed dividends on Series A preferred stock	2,229	1,982
Accrued and deemed dividends on Series B preferred stock	-	451

5. Receivables, net

(In thousands)	March 31, 2020	December 31, 2019
Gross accounts receivables	$26,167	$21,193
Allowance for credit losses	(265)	—
Allowance for returns and doubtful accounts	—	(265)
Unpaid portion of deferred revenue	(12,865)	(10,847)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$13,037	$10,081

Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. We maintained an allowance for uncollectible accounts receivable for estimated losses resulting from the failure or inability of our customers to make required payments. Subsequent to January 1, 2020, accounts receivable are recorded at cost less an allowance for credit losses. We estimate losses on receivables at the reporting date based on expected losses resulting from the inability of our customers to make required payments, including our historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information we may also establish specific reserves for customers in an adverse financial condition or adjust our expectations of changes in conditions that may impact the collectability of outstanding receivables. As of March 31, 2020, based on available information to date, the Company assessed no material impact related to potential losses caused by COVID-19.

The reduction for the unpaid portion of deferred revenue represents future customer service or maintenance obligations that have been billed to customers, but remain unpaid as of the respective balance sheet dates. Deferred revenue on our consolidated balance sheets represents future customer service or maintenance obligations that have been billed and collected as of the respective balance sheet dates.

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale, as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2020.

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

The components of lease costs are as follows:

Three Months ended March 31,
(In thousands)	2020
Finance lease costs:
Amortization of right-of-use assets	$378
Interest on lease liabilities	29
Operating lease costs	941
Short-term lease costs	400
Variable lease costs	217
Total lease costs	$1,965

Supplemental cash flow information related to leases are as follows:

Three Months ended March 31,
(In thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$973
Operating cash flows related to finance leases	29
Financing cash flows related to finance leases	406
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	365
Finance leases	—

Supplemental balance sheet information related to leases are as follows:

		March 31,
(In thousands)	Balance Sheet Classification	2020
Operating Leases
Operating lease right-of-use assets	Operating lease assets	$9,709
Total operating lease assets		$9,709

		March 31,
(In thousands)	Balance Sheet Classification	2020
Finance Leases
Finance lease right-of-use assets		$3,362
Accumulated depreciation - finance leases		(1,695)
Finance lease right-of-use assets, net	Property and equipment, net	$1,667

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)
Operating leases	4.12
Finance leases	1.78

Weighted Average Discount Rate
Operating leases	5.82%
Finance leases	6.15%

Maturities of lease liabilities are as follows:

	Payments Due by Period - Year Ending December 31, 2020
(In thousands)	Total	Year 1 (1)	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$12,269	$2,590	$5,216	$4,295	$168
Less imputed interest	(2,182)
Total	$10,087

Finance leases	$1,730	$988	$736	$6	$—
Less imputed interest	(81)
Total	$1,649

(1) Year 1 excluding the three months ended March 31, 2020

During the quarter ended March 31, 2020, we entered into operating leases for additional office space and data center, which have not yet commenced and are expected to be added as a lease liability at a value of approximately $217 thousand. These operating leases will commence in the second quarter of 2020 with lease terms of between 2 to 5 years.

7. Long-term Debt

On February 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and SunTrust Bank as administrative agent, which (1) provided for borrowing in the form of a senior secured term loan facility in an aggregate principal amount of $175 million (the “Term Loan”), (2) provided for a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million (the “Delayed Draw Term Loan Facility”), and (3) provided for a senior secured revolving credit facility in an aggregate principal amount of $25 million, up to $5 million of which is available for letters of credit (the “Revolving Facility” and, together with the Term Loan and the Delayed Draw Term Loan Facility, the “Credit Facilities”). On February 20, 2019, the Term Loan was borrowed in full to pay a portion of the purchase price in connection with the AppRiver acquisition (described below in Note 16 “Acquisitions”) including certain fees, costs and expenses related thereto. On May 2, 2019, the Delayed Draw Term Loan Facility was borrowed in full to pay a portion of the purchase price in connection with the DeliverySlip acquisition (described below in Note 16 “Acquisitions”), including certain fees, costs and expenses related thereto. As of March 31, 2020, the Company had an outstanding debt balance of $8.0 million attributable to the Revolving Facility. The Credit Facilities are secured by substantially all the assets of Zix and its wholly-owned domestic subsidiaries and guaranteed by substantially all of Zix’s wholly-owned domestic subsidiaries.

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

Term Loan

As of March 31, 2020, the Company had $173.3 million in principal outstanding under the Term Loan. The Term Loan was fully drawn on February 20, 2019 in the amount of $175 million, and requires quarterly payments of principal of $437,500  beginning on June 30, 2019. In addition to other customary mandatory prepayment requirements, the Term Loan requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2019, the Company is not required to make prepayment in addition to the quarterly installment.

At March 31, 2020, the Company had an outstanding debt balance of $168.1 million based on the 5.77% interest rate in effect during the three-month period ended on March 31, 2020. Included in the balance at March 31, 2020 is $5.2 million of unamortized debt issuance costs.

Future principal payments under the Term Loan as of March 31, 2020 are as follows:

(In thousands)
Year Ending December 31,	Amount
2020	1,313
2021	1,750
2022	1,750
2023	1,750
2024	166,687
173,250

Delayed Draw Term Loan Facility

At March 31, 2020, the Company had $9.9 million in principal outstanding under the Delayed Draw Term Loan Facility. The Delayed Draw Term Loan Facility was fully drawn on May 2, 2019 in the amount of $10 million to fund the DeliverySlip acquisition. The Delayed Draw Term Loan Facility requires 1.00% per annum amortization of the original principal amount borrowed, payable in equal quarterly installments of $25 thousand beginning on September 30, 2019. In addition to other customary mandatory prepayment requirements, the Delayed Draw Term Loan Facility requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage reduces if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2019, the Company is not required to make prepayment in addition to the quarterly installment.

At March 31, 2020, the Company had an outstanding debt balance of $9.9 million attributable to the Delayed Draw Term Loan Facility based on the 5.12% interest rate in effect during the three month period ended March 31, 2020. Included in the balance at March 31, 2020 is $43 thousand of unamortized debt issuance costs.

Future principal payments under the Delayed Draw Term Loan Facility as of March 31, 2020 are as follows:

(In thousands)
Year Ending December 31,	Amount
2020	75
2021	100
2022	100
2023	100
2024	9,550
9,925

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

As of March 31, 2020, the Company had an outstanding debt balance of $8.0 million attributable to the Revolving Facility. The undrawn balance of $17 million is available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement. As of March 31, 2020, the Company has incurred $22 thousand of commitment fees and $45 thousand of interest expense for the period ended March 31, 2020.

As of March 31, 2020, the estimated fair value of the Credit Facilities approximated their carrying value and the Company was in compliance with all covenants in the Credit Agreement.

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

On June 5, 2019, Shareholders approved the conversion of the outstanding shares of Series B Preferred Stock into shares of Series A Preferred Stock. Each share of Series B Preferred Stock was converted into the number of shares of Series A Preferred Stock equal to the liquidation preference of such share of Series B Preferred Stock divided by the accreted value of a share of Series A Preferred Stock on the date of conversion plus cash in lieu of fractional shares. On June 6, 2019, all the outstanding shares of Series B Preferred Stock were converted into 35,292 shares of Series A Preferred Stock. As of March 31, 2020, no shares of Series B Preferred Stock are outstanding.

The conversion option of the Series A Preferred Stock was determined to have a beneficial conversion feature valued at $2.5 million, excluding the additional beneficial conversion feature accrued for the deemed dividend, and was recorded to additional paid-in capital and as a discount to the Series A Preferred Stock. This resulting discount was immediately amortized as the Series A Preferred Stock has no set redemption date but is currently convertible.

Dividends

The Stated Value of the Series A Preferred Stock accretes at a fixed rate of 8% per annum, compounded quarterly (“Series A Preferred Dividend”). Apart from the Series A Preferred Dividend, the holders of Series A Preferred Stock are also entitled to receive any dividends paid on our common stock on an "as converted" basis. No dividend may be paid on our common stock until such dividend is paid on the Series A Preferred Stock. All calculations of the Accreted Value (as defined below) of Series A Preferred Stock will be computed on the basis of a 360-day year of twelve 30-day months. As of March 31, 2020, the accretion of the Stated Value of Series A Preferred Stock is valued at $8.3 million.

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

Conversion

At any time, each Series A Preferred Stock holder may elect to convert each share of such holders’ then-outstanding Series A Preferred Stock into (i) the number of shares of common stock equal to the product of (a) the Accreted Value with respect to such share on the conversion date multiplied by (b) the conversion rate at 166.11 as of the applicable conversion date divided by (c) 1,000 plus (ii) cash in lieu of fractional shares.

Optional Redemption by Zix

At any time after the fourth anniversary of the Closing Date, Zix may redeem the Series A Preferred Stock for an amount per share of Series A Preferred Stock equal to the Accreted Value per share of the Series A Preferred Stock to be redeemed as of the applicable redemption date multiplied by 1.50.

9. Revenue from Contracts with Customers

Accounting policies

Our Company provides message security solutions as subscription services in which we recognize revenue as our services are rendered. Our customer contracts historically have ranged from one to three year contracts billed annually. We are increasingly moving to a monthly subscription model. This shift has been largely driven by our recent acquisition activity, including AppRiver in February 2019. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by our Company from a customer  (e.g., sales, use, value added, and some excise taxes).

Disaggregation of Revenue

In the three months ended March 31, 2020, we recorded revenue for our services in the following core industry verticals: 47% healthcare, 28% financial services, 7% government sector, and 18% as other.

We operate as a single operating segment. Revenue generated from our email encryption and security solutions represented 100% of our revenues in the three months ended March 31, 2020 and 2019, respectively.

Contract balances

Our contract assets include our accounts receivables, discussed above in Footnote 5 “Receivables, net”, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. During the three months ended March 31, 2020, we increased our noncurrent deferred contract asset by $1.2 million resulting from commissions earned by our sales team during the quarter. We also amortized $869 thousand of deferred cost as a selling and marketing expense in the same period. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2020.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $1.1 million increase to our net deferred revenue in the three months ended March 31, 2020, is related to the timing of orders and payments.

Performance obligations

As of March 31, 2020, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $88.5 million. We expect to recognize approximately $54.5 million of revenue related to this backlog during the remainder of 2020, $23.0 million in 2021, and $11.0 million in periods thereafter.

Approximately $26.7 million of our $52.4 million revenue recognized in the three months ended March 31, 2020, was included in our performance obligation balance at the beginning of the period.

10. Earnings (Loss) Per Share and Potential Dilution

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding for the applicable period under the Treasury Stock method. The dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share. The computations for basic and diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019, respectively, are as follows:

Three Months ended March 31,
	2020	2019
Basic weighted average common shares	53,496,042	52,713,576
Effect of dilutive securities:
Employee and director stock options	—	—
Restricted Stock	—	—
RSUs	—	—
Performance RSUs	—	—
Performance Stock	—	—
Series A Preferred Shares	—	—
Series B Preferred Shares	—	—
Dilutive weighted average common shares	53,496,042	52,713,576

During each of the three months ended March 31, 2020 and 2019, potential common shares of all securities were excluded from the calculation of diluted loss per share because the awards were anti-dilutive.

11. Commitments and Contingencies

We have not entered into any material, non-cancelable purchase commitments at March 31, 2020.

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

13. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the three month periods ended March 31, 2020 and 2019:

	Three Months ended March 31,
(In thousands)	2020	2019
Opening balance	$171,209	$13,783
Additions	—	147,220
Acquisition adjustments	—	—
Effect of currency translation adjustment	(832)	—
Goodwill	$170,377	$161,003

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

14. Other Comprehensive Loss

The assets and liabilities of international subsidiaries are translated from the respective local currency to the U.S. dollar using exchange rates at the balance sheet date. Related translation adjustments are recorded as a component of the accumulated other comprehensive income (loss). Our Consolidated Statement of Comprehensive Loss of international subsidiaries are translated from the local currency to the U.S. dollar using average exchange rates for the period covered by the income statements.

We are exposed to fluctuations in the foreign currency exchange rates as a result of our net investments and operations in Canada, United Kingdom, Switzerland and Spain. For three months ended March 31, 2020, movements in currency exchange rates and the related impact on the translation of the balance sheets of our foreign subsidiaries was the primary cause of our foreign currency translation loss of $905 thousand, net of $254 thousand in income tax benefit.

15. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $22.9 million reserve. Any reduction to this $22.9 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2020 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2019, will remain unchanged at December 31, 2020. For this reason, the Company has recognized its first quarter 2020 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

The Company incurred $1.2 million in acquisition-related costs with respect to the DeliverySlip acquisition, which were recorded within operating expenses during the twelve months end December 31, 2019. Prior to the acquisition, approximately 90% of DeliverySlip’s revenue was generated from AppRiver Canada Inc, which became a subsidiary of the Company upon closing of the AppRiver acquisition (as described below). Revenue from additional acquired customers of DeliverySlip for the three months ended March 31, 2020 were immaterial.

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

The Company incurred $10.7 million in acquisition-related costs which included $1.1 million, $9.6 million and $34 thousand recorded within the operating expenses during the twelve months ended December 31, 2018 and December 31, 2019 as well as three months ended March 31, 2020, respectively. Revenue from AppRiver was $32.9 million for the three months ended March 31, 2020, and due to the continued integration of the combined businesses, it was impracticable to determine earnings attributable to AppRiver.

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

The following table summarizes the estimated fair value of acquired assets and liabilities:

(In thousands)	Estimated Fair Value
Assets:
Current assets	$12,200
Property and equipment	3,235
ROU assets	8,778
Customer relationships	91,000
Vendor relationships	1,000
Trademark/Names	4,400
Internally developed software	41,100
Deferred tax assets	3,453
Goodwill	147,518
Total assets	312,684

Liabilities:
Current liabilities	$13,378
Deferred revenue	12,424
Operating lease liabilities	5,738
Finance lease liabilities	3,440
Total liabilities	34,980

Net assets recorded	$277,704

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three month periods ending March 31, 2020 and 2019, respectively, as though the DeliverySlip and AppRiver acquisitions that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments, such as amortization expense of intangible assets and acquisition-related transaction costs, to give effect to pro forma events that are directly attributable to the acquisitions. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the respective acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Revenues	$52,519	$46,891
Net income	4,013	4,872
Basic income per share attributed to common shareholders	$0.03	$0.02
Diluted income per share attributed to common shareholders	$0.03	$0.02

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties related to how privacy and data security law mandates may affect demand for Zix’s products, business disruptions, uncertainty and market instability stemming from the COVID-19 pandemic as well as governmental actions related thereto, and those risks additionally described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The main differentiation for Email Encryption in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on recipients, often requiring additional user authentication with the creation of a new user identity and password. We designed our solution to alleviate the recipient’s burden by enabling the delivery of encrypted email automatically and transparently. Zix enables transparent delivery through (1) The Directory (formerly ZixDirectory®), the world’s largest email encryption community which is designed to share identities of our tens of millions of members, (2) Zix’s patented Best Method of Delivery®, which is designed to deliver email in the most secure, most convenient method possible for the recipient, and (3) Email Encryption, which automatically encrypts and decrypts messages with sensitive content. The result is secure, transparent encrypted email, such that secure email can be exchanged without any impact to administrators or extra steps for both senders and recipients. Our Email Encryption also addresses a business’s greatest source of data loss – corporate email– with an easy, straightforward DLP approach. By focusing strictly on the risks of email, Email Encryption simplifies DLP in comparison to other DLP solutions by decreasing complexity and cost, reducing deployment time from months to hours and minimizing impact on customer resources and workflow. In addition, Zix offers a convenient experience for both employees interacting with our solution and administrators managing the system.

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

On February 20, 2019, Zix acquired AppRiver, a leading provider of cloud-based cybersecurity solutions for Small and Medium Businesses (“SMB”).  The combined company creates one of the leading cloud based security solutions providers, particularly for the small and mid-size enterprise market. This acquisition further strengthened that alignment by bolstering our security offerings, expanding our go-to-market channels, and providing a stronger cloud platform to drive even more value for our customers and partners. In addition, we now can directly offer Microsoft’s substantial catalog of productivity and Microsoft Office 365 cloud email solutions.

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

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. The pandemic has resulted in significant, unpredictable, and rapidly changing impacts on the United States and global economies. The COVID-19 crisis and government responses have included limiting the operations of non-essential businesses and may result in long-term harm or permanent closures impacting our customers and our vendors. While COVID-19 had a minimal impact to our first quarter 2020 financial results, Zix has taken steps to insure the resilience of our company, while protecting the email security of our customers and the health of our employees, including the following actions:

•	Offering healthy email checks and evaluating other efficiency solutions for our customers;
•	Working with partners and customers to provide more flexible billing schedules;

•	Moving over 95% of our employees to remote work arrangements while maintaining the integrity of our data center operations and providing continued phenomenal support for our customers;
•	Maintaining effective governance and internal controls in a remote work environment;
•	Slowing our hiring plans, and reducing planned travel and conference expenses;
•	Continued review and adjustment of other operating expenses for potential savings, including reduction of excess capacities in our network data centers;

We have continued to provide our cloud email security, productivity and compliance solutions services to our customers and vendors during this ongoing pandemic. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. See the additional risk factor included in Part II – Item 1A of this quarterly report.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent COVID-19 and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ from these estimates and assumptions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments.

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2019. We discuss our Critical Accounting Policies and Estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

First Quarter 2020 Summary of Operations

Financial

•	Revenue for the quarter ended March 31, 2020, was $52.4 million, compared with $29.3 million for the same period in 2019, representing a 79% increase.
•	Gross margin for the quarter ended March 31, 2020, was $26.4 million (or 50% of revenues), compared with $18.2 million (or 62% of revenues) for the comparable period in 2019.
•	Net loss for the quarter ended March 31, 2020, was $0.9 million, compared with net loss of $6.3 million in the comparable period in 2019.
•

Net loss attributable to common shareholders for the quarter ended March 31, 2020, was $3.1 million, compared with net loss attributable to common shareholders of $8.7 million in the comparable period in 2019. The Company’s net loss attributable to common shareholders includes a deemed and accrued dividend to preferred shareholders of $2.2 million and $2.4 million, for the three month periods ended March 31 2020 and 2019, respectively

•	Net loss per diluted share was $0.06 for the quarter ended March 31, 2020, compared with net loss per diluted share of $0.17 in the comparable period in 2019.
•	Ending cash and cash equivalents were $16.3 million on March 31, 2020, compared with $16.7 million on March 31, 2019, and $13.3 million on December 31, 2019.

Operations

•

Total billings for the quarter ended March 31, 2020, were $55.8 million, compared with $28.5 million for the same period in 2019, representing a 96% increase. AppRiver contributed billings of $33.3 million and $10.0 million for the first quarter 2020 and 2019, respectively.

•

The annual recurring revenue value of our customer subscriptions as of March 31, 2020, was $214.3 million, compared with $188.0 million for the same period in 2019, representing an increase of $26.3 million.

•

Net cash provided by operations in the three months ended March 31, 2020, was $4.4 million, compared with $417 thousand used by operations for the same period in 2019, representing a $4.8 million increase

•	As of March 31, 2020, backlog was $88.5 million, compared with $87.1 million as of March 31, 2019, representing a 2% increase.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,		3-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%
Revenues	$52,434	$29,300	$23,134	79%

AppRiver’s contribution to our first quarter 2019 revenue was impacted by the February 20, 2019, acquisition date. Combining a full first quarter of operating activity in 2020 with steady trial conversions through the remainder of 2019, resulted in a $22 million increase in year over year revenue attributable to AppRiver sales. We additionally grew our revenue with continued success in our subscription-based business model with both steady additions to the subscriber base and a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the first three months of 2020, we categorized our revenue in the following core industry verticals: 20% healthcare, 18% financial services, 3% government sector, and 59% as other. In the first three months of 2019, excluding our AppRiver and Erado sales, we categorized our revenue in the following core industry verticals: 47% healthcare, 28% financial services, 7% government sector and 18% as other.

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

	As of March 31,		Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%
Annual Recurring Revenue	$214,315	$187,989	$26,326	14%

Backlog

Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of March 31, 2020, total backlog was $88.5 million, and we expect approximately 71% of the total backlog, or approximately $62.9 million, to be recognized as revenue during the next twelve months. As of March 31, 2020, the backlog was comprised of the following elements: $44.4 million of deferred revenue that has been billed and paid, $12.9 million billed but unpaid, and approximately $31.2 million of unbilled contracts. The backlog at March 31, 2020, was 2% higher than the $87.1 million backlog at the end of the first quarter 2019, and 1% lower than the ending backlog of $89.3 million at December 31, 2019. Our decrease in backlog is the result of timing of our customer contracts and our continued shift toward a monthly subscription model.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended March 31,		3-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%
Cost of revenues	$26,079	$11,139	$14,940	134%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, Microsoft fees associated with the resale of Microsoft Office365 and hosted exchange products, and the amortization of Company-owned, customer-based computer appliances. The increases in 2020 compared to 2019 reflected in the table above resulted primarily from our acquisition of AppRiver in February 2019. As a reseller of Microsoft Office365 and hosted exchange products, which comprise over 75% of AppRiver revenue earned in the first quarter of 2020, we expect our costs of revenue to remain at higher levels than we have historically incurred. We additionally incurred increases in our depreciation and amortization expense.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended March 31,		3-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%
Research and development expenses	$5,386	$4,147	$1,239	30%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increase in 2020 compared to 2019 reflected in the table above resulted primarily from the recognition of a full quarter of AppRiver employee expenses in 2020 as compared to expenses recorded in the first quarter 2019 following the February 20, 2019, acquisition date. Amortization of previously capitalized internal use software also increased due to project completions.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended March 31,		3-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%
Selling and marketing expenses	$14,341	$9,934	$4,407	44%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended March 31, 2020, compared to the same period in 2019, was due primarily to the recognition of a full quarter of acquired intangible assets and AppRiver employee expenses in 2020 as compared to expenses recorded in the first quarter 2019 following the February 20, 2019, acquisition date.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended March 31,		3-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%
General and administrative expenses	$5,688	$10,330	$(4,642)	(45)%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The decrease in the three months ended March 31, 2020, compared with the same period in 2019 resulted primarily from costs associated with our AppRiver acquisition in February 2019.

Other Income (Expense)

Our other income (expense) consists primarily of interest expense associated with our debt. On February 20, 2019, we entered into a credit agreement with a syndicate of lenders and SunTrust Bank. During the three months ended March 31, 2020 and 2019, we recorded interest expense of $2.6 million and $1.3 million, respectively associated with this debt. At March 31, 2020, our outstanding debt balance was $186.0 million based on 5.98% effective interest rate during the period. See above Note 7 “Long-term Debt” for additional information regarding our debt.

Provision for Income Taxes

The provision for income taxes was an $870 thousand and $1.1 million benefit for the three month periods ended March 31, 2020 and 2019, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $22.9 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our March 31, 2020, provision benefit of $870 thousand included $633 thousand in deferred taxes, and a $337 thousand tax benefit related to the return of federal Alternative Minimum Tax credits, all of which is offset by $100 thousand in state taxes then payable based on gross revenues. Our March 31, 2019, provision benefit of $1.1 million includes $1.1 million in deferred taxes, an $85 thousand benefit related to the return of federal Alternative Minimum Tax credits, and $41 thousand in taxes related to our Canadian operations.

No tax penalty-related charges were accrued or recognized for the three month periods ended March 31, 2020 and 2019. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended March 31, 2020. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At March 31, 2020, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $37.2 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $33.0 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $3.4 million relating to temporary differences between GAAP and tax-related expense and $771 thousand relating to U.S. state income tax credits and net operating loss carryovers.

Any reduction to the $22.9 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2020 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2019, will remain unchanged at December 31, 2020. For this reason, the Company has recognized its first quarter 2019 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income. The Company currently has U.S. federal net operating loss carryforwards of approximately $239 million which begin to expire in 2021.

Net Loss

Our net loss for the three months ended March 31, 2020, of $853 thousand was an improvement of $5.4 million compared to our net loss of $6.3 million for the same period last year. The improvement in our net loss was primarily due to revenue growth and the completion of acquisition related costs associated with our AppRiver purchase, offset by increases in our cost of revenues, research and development, and selling and marketing expenses.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, including our assessment of the COVID-19 potential impact to our Company, we believe our cash and cash equivalents, cash generated from operations, and availability under our $25 million Revolving Facility (under which $8 million was drawn as of March 31, 2020 and the undrawn balance of $17 million was available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments, and restricted payments, subject, in both cases, to the conditions contained in the Credit Agreement) will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process and quarterly reviews, and we will continue to monitor our position to protect our Company against uncertainties related to the COVID-19 crisis.  During the first three months of 2020, net cash provided by operations was $4.4 million, an increase of $4.8 million compared with the $0.4 million of net cash used by operations in the first three months of 2020. This year over year improvement is attributable to increased spending in the prior year associated with due diligence, banking and other fees related to our AppRiver acquisition in February 2019. At March 31, 2020, our cash and cash equivalents totaled $16.3 million, an increase of $2.9 million from the December 31, 2019 balance, and we had outstanding debt of $186.0 million.

Sources and Uses of Cash Summary

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash provided by (used in) operations	$4,407	$(417)
Net cash used in investing activities	$(5,007)	$(273,448)
Net cash provided by financing activities	$3,466	$263,480

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first three months of 2020 consisted of $5 million for capital expenditures, which includes $3.9 million in capitalized internal-use software and $1.1 million related to purchases of computer and networking equipment. Our investing activities in the first three months of 2019 consisted of $271.7 million, net of cash acquired, used in the acquisition of AppRiver and $1.7 million for capital expenditures, which include $1.2 million in capitalized internal-use software, and $0.5 million for computer and networking equipment.

Financing activities in the first three months of 2020 include $6.0 million drawn from our Revolving Facility and $117 thousand received from the exercise of stock options. We used $1.8 million in the repurchase of common stock related to the tax impact of vesting restricted awards, $460 thousand for principle payments of our long-term debt, and $406 thousand for payments on our finance leases. Cash received from financing activities in the first three months of 2019 includes $168.6 million, net of issuance costs, incurred as debt, and $96.6 million, net of issuance costs, raised through the private purchase of preferred stock. The funding from our debt and preferred stock issuance were used to fund our AppRiver acquisition in February 2019. In addition to these items, we used $1.3 million to repurchase common stock related to the tax impact of vesting restricted awards, and $415 thousand for an earn-out payment associated with our acquisition of Greenview Data, Inc.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of March 31, 2020. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$2.00 - $3.49	247,500	$696	247,500	$696
$3.50 - $4.99	462,010	1,755	449,510	1,705
$8.00 - $9.50	100,000	803	—	—
Total	809,510	$3,254	697,010	$2,401

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

We have not entered into any material, non-cancelable purchase commitments at March 31, 2020.

We have severance agreements with certain employees which would require the Company to pay approximately $6.5 million if all such employees were terminated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except as stated below, as of the date of this report, there have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and the below should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We face various risks related to health epidemics, pandemics, and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and cash flows.

Our business and financial results may be negatively impacted by health epidemics, pandemics, and similar outbreaks. The recent and rapidly spreading COVID-19 pandemic could have negative impacts on our business, including causing volatility in demand for our products, changes in customer behavior and spending patterns, disruptions in the operations of our third party suppliers and business partners, limitations on our employees’ ability to work and travel, as well as significant changes in the economic and/or political conditions in markets in which we operate. In addition, such a crisis could significantly increase the probability or consequences of the risks of our business faces in ordinary circumstances. Despite our ongoing efforts to manage these impacts, their ultimate effect on us depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and governmental actions taken to contain the spread and mitigate its public health effects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	4,035	$6.83	—	$—
February 1, 2020 to February 29, 2020	141,042	$7.76	—	$—
March 1, 2020 to March 31, 2020	93,067	$7.46	—	$—
Total	238,144	$7.62	—	$—

1

Of the total number of shares purchased for the one month periods ended January 31, 2020, February 29, 2020 and March 31, 2020, 173,537 shares of Restricted Stock, 40,593 shares of Performance Stock, 15,413 units of RSUs and 8,601 units PUs represent shares of Restricted Stock and Performance Stock as well as units of RSUs and PUs withheld by us upon the vesting of outstanding Restricted Stock, Performance Stock, RSUs and PUs. These shares and units were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock, Performance Stock, RSUs and PUs vested during the period, which is required upon vesting.

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

101.1*

101. INS Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH Inline XBRL Taxonomy Extension Schema Document

101. CAL Inline XBRL Calculation Linkbase Document

101. LAB Inline XBRL Taxonomy Label Linkbase Document

101. DEF Inline XBRL Taxonomy Linkbase Document

101. PRE Inline XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIX CORPORATION

Date: May 7, 2020	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)