Form 10-Q
period 2020-06-30
ZIX CORP
filed 2020-08-06
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2020
Common Stock, par value $0.01 per share	57,032,787

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	ZIXI	NASDAQ Global Market

INDEX

		Page Number
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2020 and 2019	4
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2020 and 2019 and June 30, 2020 and 2019, respectively	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,057	$13,349
Receivables, net	12,911	10,081
Prepaid and other current assets	5,612	4,984
Total current assets	32,580	28,414
Property and equipment, net	8,073	8,591
Operating lease assets	9,428	10,128
Intangible assets, net	140,089	145,876
Goodwill	170,694	171,209
Deferred tax assets	37,767	36,535
Deferred costs and other assets	12,308	11,968
Total assets	$410,939	$412,721
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,309	$14,400
Accrued expenses	9,553	13,732
Deferred revenue	41,472	40,757
Current portion of long-term debt	1,850	1,850
Operating lease liabilities, current	2,657	2,947
Finance lease liabilities, current	956	1,338
Total current liabilities	69,797	75,024
Long-term liabilities:
Deferred revenue	1,560	2,524
Noncurrent operating lease liabilities	7,915	8,389
Noncurrent finance lease liabilities	353	716
Long-term debt	183,972	178,250
Total long-term liabilities	193,800	189,879
Total liabilities	263,597	264,903
Commitments and contingencies (see Note 11)

Preferred stock:
Series A convertible preferred stock, $1 par value; 100,206 shares designated, issued and outstanding in 2020 and in 2019	110,974	106,527
Total preferred stock	110,974	106,527

Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 85,109,867 issued and 56,999,711 outstanding in 2020 and 83,393,514 issued and 55,640,397 outstanding in 2019	782	780
Additional paid-in capital	397,177	391,605
Treasury stock, at cost; 28,110,156 common shares in 2020 and 27,753,117 common shares in 2019	(112,880)	(110,298)
Accumulated deficit	(248,299)	(240,995)
Accumulated other comprehensive income (loss)	(412)	199
Total stockholders’ equity	36,368	41,291
Total liabilities, preferred stock and stockholders’ equity	$410,939	$412,721

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenue	$53,337	$45,916	$105,771	$75,215
Cost of revenue	28,258	20,304	54,337	31,443
Gross margin	25,079	25,612	51,434	43,772
Operating expenses:
Research and development	5,820	5,311	11,206	9,458
Selling, general and administrative	19,216	21,872	39,245	42,136
Total operating expenses	25,036	27,183	50,451	51,594
Operating income (loss)	43	(1,571)	983	(7,822)
Other income (expense):
Investment and other (expense) income	(7)	9	(22)	101
Interest expense	(2,508)	(3,171)	(5,155)	(4,425)
Total other (expense) income	(2,515)	(3,162)	(5,177)	(4,324)
Loss before income taxes	(2,472)	(4,733)	(4,194)	(12,146)
Income tax benefit	570	1,027	1,440	2,175
Net loss	$(1,902)	$(3,706)	$(2,754)	$(9,971)

Deemed and accrued dividends on preferred stock	2,218	3,371	4,447	5,804
Net loss attributable to common stockholders	$(4,120)	$(7,077)	$(7,201)	$(15,775)

Basic loss per share attributable to common stockholders	$(0.08)	$(0.13)	$(0.13)	$(0.30)
Diluted loss per common share attributable to common stockholders	$(0.08)	$(0.13)	$(0.13)	$(0.30)
Basic weighted average common shares outstanding	54,788,858	53,028,854	53,770,821	52,872,190
Diluted weighted average common shares outstanding	54,788,858	53,028,854	53,770,821	52,872,190

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	294	(56)	(611)	(88)
Comprehensive income (loss)	$(1,608)	$(3,762)	$(3,365)	$(10,059)

See notes to condensed consolidated financial statements

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders
(In thousands, except shares)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balances, December 31, 2019, as reported	100,206	$106,527	83,393,514	$780	$391,605	$(110,298)	$(240,995)	$199	$41,291
Cumulative effect adjustment from changes in accounting standard (Note 2)							$(103)		(103)
Balances, January 1, 2020	100,206	106,527	83,393,514	780	391,605	(110,298)	(241,098)	199	41,188
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	48	—	—	—	—	(48)	—	(48)
Accrued dividend on Series A preferred stock	—	2,181	—	—	—	—	(2,181)	—	(2,181)
Net issuance of common stock upon exercise of stock options	—	—	46,875	1	116	—	—	—	117
Net issuance of common stock upon vesting of restricted stock units	—	—	30,084	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	16,062	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	1,062,683	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	404,746	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,989	(1,785)	—	—	204
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(905)	(905)
Net loss	—	—	—	—	—	—	(853)	—	(853)
Balances, March 31, 2020	100,206	$108,756	84,953,964	$781	$393,710	$(112,083)	$(244,180)	$(706)	$37,522
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	47	—	—	—	—	(47)	—	(47)
Accrued dividend on Series A preferred stock	—	2,171	—	—	—	—	(2,171)	—	(2,171)
Net issuance of common stock upon exercise of stock options	—	—	67,500	1	216	—	—	—	217
Net issuance of common stock upon vesting of restricted stock units	—	—	75,631	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	32,848	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	6,590	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	(26,666)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	3,251	(797)	—	—	2,454
Adjustment from foreign currency translation	—	—	—	—	—	—	—	294	294
Net loss	—	—	—	—	—	—	(1,902)	—	(1,902)
Balances, June 30, 2020	100,206	$110,974	85,109,867	$782	$397,177	$(112,880)	$(248,299)	$(412)	$36,368

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

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Operating activities:
Net income (loss)	$(2,754)	$(9,971)
Non-cash items in net income (loss):
Depreciation and amortization	15,514	9,626
Amortization of debt issuance costs	649	354
Employee stock-based compensation costs	5,241	3,193
Noncash lease costs	1,551	(5,903)
Changes in deferred taxes	(1,232)	(2,008)
Changes in operating assets and liabilities:
Receivables	(2,688)	742
Prepaid and other current assets	(633)	(617)
Deferred costs and other assets	(316)	(959)
Accounts payable	(1,229)	3,245
Deferred revenue	(302)	233
Payment of acquisition related contingent consideration	—	(385)
Accrued and other liabilities	(4,681)	3,763
Net cash provided by operating activities	9,120	1,313
Investing activities:
Purchases of property, equipment and internal-use software	(9,316)	(4,536)
Acquisition of business, net of cash acquired	—	(283,245)
Net cash used in investing activities	(9,316)	(287,781)
Financing activities:
Proceeds of long-term debt	6,000	185,000
Debt issuance cost	—	(6,443)
Repayment of long term debt	(925)	(438)
Repayment of finance lease liabilities	(746)	(770)
Proceeds from issuance of Series A preferred stock, net of offering costs	—	96,588
Proceeds from exercise of stock options	334	180
Purchase of treasury shares	(2,582)	(1,814)
Payment of acquisition related contingent consideration	(1,125)	(1,540)
Net cash provided by (used in) financing activities	956	270,763

Effect of exchange rate on cash	(52)	(81)

Increase (decrease) in cash and cash equivalents	708	(15,786)
Cash and cash equivalents, beginning of period	13,349	27,109
Cash and cash equivalents, end of period	$14,057	$11,323

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

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three- and six-month periods ended June 30, 2020, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent coronavirus (COVID-19) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of the COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of June 30, 2020, the Company had 742,010 stock options outstanding, 2,090,745 non-vested Restricted Stock awards; 691,852 non-vested Performance Stock awards; 153,099 non-vested RSUs; 44,349 non-vested Performance RSUs and 2,388,054 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended June 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at March 31, 2020	809,510	$4.02	5.03
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	(67,500)	3.19
Outstanding at June 30, 2020	742,010	$4.09	5.01
Options exercisable at June 30, 2020	642,010	$3.52	4.32

At June 30, 2020, 742,010 stock options outstanding and 635,760 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options was $2.2 million and $2.2 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended June 30, 2020:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at March 31, 2020	2,354,445	$7.26
Granted at market price	86,015	6.04
Vested	(270,290)	6.07
Cancelled	(79,425)	7.22
Non-vested restricted stock at June 30, 2020	2,090,745	$7.36

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended June 30, 2020:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at March 31, 2020	238,643	$8.26
Granted at market price	—	—
Vested	(85,544)	7.61
Cancelled	—	—
Non-vested restricted stock units at June 30, 2020	153,099	$8.62

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended June 30, 2020:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at March 31, 2020	77,197	$8.28
Granted at market price	—	—
Vested	(32,848)	7.54
Forfeited	—	—
Non-vested performance RSUs at June 30, 2020	44,349	$8.84

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended June 30, 2020:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at March 31, 2020	723,517	$7.48
Granted at market price	—	—
Vested	(4,999)	6.11
Forfeited	(26,666)	6.76
Non-vested performance stock at June 30, 2020	691,852	$7.52

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three- and six-month periods ended June 30, 2020, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Cost of revenues	$836	$1,008
Research and development	414	751
Selling, general and administrative	2,000	3,482
Stock-based compensation expense	$3,250	$5,241

A deferred tax asset totaling $948 thousand and $635 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the six-month periods ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $18.5 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 2.18 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3, Stock Options and Stock-Based Employee Compensation of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash income tax payments	$116	$316
Cash paid for interest	4,649	3,922
Non-cash investing and financing activities:
Accrued and deemed dividends on Series A preferred stock	4,447	3,520
Accrued and deemed dividends on Series B preferred stock	—	2,284

5. Receivables, net

(In thousands)	June 30, 2020	December 31, 2019
Gross accounts receivables	$25,660	$21,193
Allowance for credit losses	$(391)	$—
Allowance for returns and doubtful accounts	—	(265)
Unpaid portion of deferred revenue	(12,358)	(10,847)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$12,911	$10,081

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

As of June 30, 2020, based on available information to date, the Company assessed no material impact related to potential losses caused by COVID-19.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale, as the note’s collectability was not assured. The note receivable is fully reserved at June 30, 2020.

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

The components of lease costs are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2020	2020
Finance lease costs:
Amortization of right-of-use asset	$310	$688
Interest on lease liabilities	24	53
Operating lease costs	942	1,883
Short-term lease costs	773	1,173
Variable lease costs	267	484
Total lease costs	$2,316	$4,281

Supplemental cash flow information related to leases are as follows:

Six Months Ended June 30,
(In thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$963
Operating cash flows from finance leases	54
Financing cash flows from finance leases	746
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	856
Finance leases	—

Supplemental balance sheet information related to lease are as follows:

		June 30,
(In thousands)	Balance Sheet Classification	2020
Operating Leases
Operating lease right-of-use assets	Operating lease assets	$9,428
Total operating lease assets		$9,428

		June 30,
(In thousands)	Balance Sheet Classification	2020
Finance Leases
Finance lease right-of-use assets		$3,362
Accumulated depreciation - finance leases		(2,002)
Finance lease right-of-use assets, net	Property and equipment, net	$1,360

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)
Operating leases	3.97
Finance leases	1.71

Weighted Average Discount Rate
Operating leases	5.79%
Finance leases	6.14%

Maturities of lease liabilities are as follows:

	Payments Due by Period - Year Ending December 31, 2020
(In thousands)	Total	Year 1 (1)	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$11,828	$1,767	$5,563	$4,331	$167
Less imputed interest	(1,256)
Total	$10,572

Finance leases	$1,366	$624	$736	$6	$—
Less imputed interest	(57)
Total	$1,309
(1) Year 1 excluding the six months ended June 30, 2020

During the six months ended June 30, 2020, we entered into an operating lease for an additional data center, which has not yet commenced and is expected to be added as a lease liability at a value of approximately $109 thousand. This operating lease is expected to commence in the third quarter of 2020 with a lease term of 3 years.

7. Long-term Debt

On February 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and SunTrust Bank as administrative agent, which (1) provides for borrowing in the form of a senior secured term loan facility in an aggregate principal amount of $175 million (the “Term Loan”), (2) provides for a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million (the “Delayed Draw Term Loan Facility”), and (3) provides for a senior secured revolving credit facility in an aggregate principal amount of $25 million, up to $5 million of which is available for letters of credit (the “Revolving Facility” and, together with the Term Loan and the Delayed Draw Term Loan Facility, the “Credit Facilities”). On February 20, 2019, the Term Loan was borrowed in full to pay a portion of the purchase price in connection with the AppRiver acquisition (described below in Note 16 “Acquisitions”) (including certain fees, costs and expenses related thereto). On May 2, 2019, the Delayed Draw Term Loan Facility was borrowed in full to pay a portion of the purchase price in connection with the DeliverySlip acquisition (described below in Note 16 “Acquisitions”) (including certain fees, costs and expenses related thereto). As of June 30, 2020, the Company had an outstanding debt balance of $8.0 million attributable to the Revolving Facility. The Credit Facilities are secured by substantially all the assets of Zix and its wholly-owned domestic subsidiaries and guaranteed by substantially all of Zix’s wholly-owned domestic subsidiaries.

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

Term Loan

As of June 30, 2020, the Company had $172.8 million in principal outstanding under the Term Loan. The Term Loan was fully drawn on February 20, 2019 in the amount of $175 million and requires quarterly payments of principal of $437.5 thousand beginning on June 30, 2019. In addition to other customary mandatory prepayment requirements, the Term Loan requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2019, the Company is not required to make prepayment in addition to the quarterly installment.

At June 30, 2020, the Company had an outstanding debt balance of $168.0 million attributable to the Term Loan based on the 5.39% interest rate in effect during the three-month period ended on June 30, 2020. Included in the balance at June 30, 2020 is $4.8 million of unamortized debt issuance costs.

Future principal payments under the Term Loan as of June 30, 2020, are as follows:

(In thousands)
Year Ending December 31,	Amount
2020	$875
2021	1,750
2022	1,750
2023	1,750
2024	166,688
Total	$172,813

Delayed Draw Term Loan Facility

At June 30, 2020, the Company had $9.9 million in principal outstanding under the Delayed Draw Term Loan Facility. The Delayed Draw Term Loan Facility was fully drawn on May 2, 2019 in the amount of $10 million to fund the DeliverySlip acquisition. The Delayed Draw Term Loan Facility requires 1.00% per annum amortization of the original principal amount borrowed, payable in equal quarterly installments of $25 thousand starting September 30, 2019. In addition to other customary mandatory prepayment requirements, the Delayed Draw Term Loan Facility requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage reduces if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2019, the Company is not required to make prepayment in addition to the quarterly installment.

At June 30, 2020, the Company had an outstanding debt balance of $9.9 million attributable to the Delayed Draw Term Loan Facility based on the 4.79% interest rate in effect during the three-months ended on June 30, 2020. Included in the balance at June 30, 2020 is $39 thousand of unamortized debt issuance costs.

Future principal payments under the Delayed Draw Term Loan Facility as of June 30, 2020 are as follows:

(In thousands)
Year Ending December 31,	Amount
2020	$50
2021	100
2022	100
2023	100
2024	9,550
Total	$9,900

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

As of June 30, 2020, the Company had an outstanding debt balance of $8.0 million attributable to the Revolving Facility. The undrawn balance of $17 million is available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement.  As of June 30, 2020, the Company has incurred $21 thousand and $43 thousand of commitment fees, and $98 thousand and $142 thousand of interest expense, for the three- and six-month periods ended on June 30, 2020, respectively.

As of June 30, 2020, the estimated fair value of the Credit Facilities approximated their carrying value and the Company was in compliance with all covenants in the Credit Agreement.

8. Preferred Stock

On February 20, 2019, (the “Original Issuance Date” or “Closing Date”), Zix consummated a private placement pursuant to an investment agreement with an investment fund managed by True Wind Capital and issued an aggregate of $100 million of shares of convertible Preferred Stock (as defined below) at a price of $1,000 per share (the “Stated Value”). 64,914 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) were issued for proceeds of $62.7 million, net of issuance costs of $2.3 million, and 35,086 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) were issued for proceeds of $33.9 million, net of issuance costs of $1.2 million. The Preferred Stock is classified outside of stockholders’ equity in temporary equity because the shares contain certain redemption features that require redemption upon a change in control. The Series A Preferred Stock can be immediately converted to common stock.

On June 5, 2019, Shareholders approved the conversion of the outstanding shares of Series B Preferred Stock into shares of Series A Preferred Stock. Each share of Series B Preferred Stock was converted into the number of shares of Series A Preferred Stock equal to the liquidation preference of such share of Series B Preferred Stock divided by the accreted value of a share of Series A Preferred Stock on the date of conversion plus cash in lieu of fractional shares. On June 6, 2019, all the outstanding shares of Series B Preferred Stock were converted into 35,292 shares of Series A Preferred Stock. As of June 30, 2020, no shares of Series B Preferred Stock are outstanding.

The conversion option of the Series A Preferred Stock was determined to have a beneficial conversion feature valued at $2.5 million, excluding the additional beneficial conversion feature accrued for the deemed dividend and was recorded to additional paid-in capital and as a discount to the Series A Preferred Stock. This resulting discount was immediately amortized as the Series A Preferred Stock has no set redemption date but is currently convertible.

Dividends

The Stated Value of the Series A Preferred Stock accretes at a fixed rate of 8% per annum, compounded quarterly (“Series A Preferred Dividend”). Apart from the Series A Preferred Dividend, the holders of Series A Preferred Stock are also entitled to receive any dividends paid on our common stock on an "as converted" basis. No dividend may be paid on our common stock until such dividend is paid on the Series A Preferred Stock. All calculations of the Accreted Value (as defined below) of Series A Preferred Stock will be computed on the basis of a 360-day year of twelve 30-day months. As of June 30, 2020, the accretion of the Stated Value of Series A Preferred Stock is valued at $10.5 million.

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

Conversion

At any time, each Series A Preferred Stock holder may elect to convert each share of such holders’ then-outstanding Series A Preferred Stock into (i) the number of shares of common stock equal to the product of (a) the Accreted Value with respect to such share on the conversion date multiplied by (b) the conversion rate of 166.11 as of the applicable conversion date divided by (c) 1,000 plus (ii) cash in lieu of fractional shares.

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

Disaggregation of Revenue

We operate as a single operating segment. In the six months ended June 30, 2020, we recorded revenue for our services in the following core industry verticals: 20% healthcare, 18% financial services, 3% government sector, and 59% as other.

Contract balances

Our contract assets include our accounts receivables, discussed above in Footnote 5 “Receivables, net”, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. During the three and six months ended June 30, 2020, we increased our noncurrent deferred contract asset by $0.9 million and $2.1 million, respectively, resulting from commissions earned by our sales team during the three and six months ended June 30, 2020. We also amortized $0.9 million and $1.8 million of deferred cost, respectively as a selling and marketing expense in the related periods. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2020.

Our contract liabilities consist of deferred revenue representing future customer services that have been billed and collected. The $249 thousand decrease to our net deferred revenue in the six months ended June 30, 2020, is related to the timing of orders and payments in the normal course of business and our continued trend toward monthly subscriptions.

Performance obligations

As of June 30, 2020, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $85.0 million. We expect to recognize approximately $41.6 million of revenue related to this backlog during the remainder of 2020, $30.4 million in 2021, and $13.0 million in periods thereafter.

Approximately $27.4 million of our $53.3 million revenue recognized in the three months ended June 30, 2020, was included in our performance obligation balance at the beginning of the period. Approximately $42.3 million of our $105.8 million recognized in the six months ended June 30, 2020, was included in our performance obligation balance at the beginning of the period.

10. Earnings (Loss) Per Share and Potential Dilution

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding for the applicable period under the Treasury Stock method. The dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share. The computations for basic and diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares	54,788,858	53,028,854	53,770,821	52,872,190
Effect of dilutive securities:
Employee and director stock options	—	—	—	—
Restricted Stock	—	—	—	—
RSUs	—	—	—	—
Performance RSUs	—	—	—	—
Performance Stock	—	—	—	—
Series A Preferred Shares	—	—	—	—
Series B Preferred Shares	—	—	—	—
Dilutive weighted average common shares	54,788,858	53,028,854	53,770,821	52,872,190

During each of the three and six months ended June 30, 2020, potential common shares of all securities were excluded from the calculation of diluted loss per share because the awards were anti-dilutive.

11. Commitments and Contingencies

We have not entered into any material, non-cancelable purchase commitments at June 30, 2020.

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

13. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the six-month period ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019
Opening balance	$171,209	$13,783
Additions	—	159,615
Acquisition adjustments	—	—
Effect of currency translation adjustment	(515)	—
Goodwill	$170,694	$173,398

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

14. Other Comprehensive Loss

The assets and liabilities of international subsidiaries are translated from the respective local currency to the U.S. dollar using exchange rates at the balance sheet date. Our Consolidated Statement of Comprehensive Loss of international subsidiaries are translated from the local currency to the U.S. dollar using average exchange rates for the period. Related translation adjustments are recorded as a component of the accumulated other comprehensive income (loss).

We are exposed to fluctuations in the foreign currency exchange rates as a result of our net investments and operations in Canada, United Kingdom, Switzerland and Spain. For the three and six months ended June 30, 2020, movements in currency exchange rates and the related impact on the translation of the balance sheets of our foreign subsidiaries was the primary cause of our foreign currency translation gain of $294 thousand, net of $229 thousand in income tax expense and loss of $611 thousand, net of $25 thousand in income tax benefit, respectively.

15. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $22.9 million reserve. Any reduction to this $22.9 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2020 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2019, will remain unchanged at December 31, 2020. For this reason, the Company has recognized its first and second quarter 2020 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. An increase or decrease to our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

The Company incurred $1.2 million in acquisition-related costs with respect to the DeliverySlip acquisition, which were recorded within operating expenses during the twelve months ended December 31, 2019. Prior to the acquisition, approximately 90% of DeliverySlip’s revenue was generated from AppRiver Canada Inc, which became a subsidiary of the Company upon closing of the AppRiver acquisition (as described below). Revenue from additional acquired customers of DeliverySlip for the three and six months ended June 30, 2020 were immaterial.

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

The Company incurred $10.8 million in acquisition-related costs which included $1.1 million, $9.6 million and $37 thousand recorded within the operating expenses for the twelve months ended December 31, 2018, December 31, 2019 and the six months ended June 30, 2020, respectively. Revenue from AppRiver was $33.6 and $66.6 million for the three and six months ended June 30, 2020, respectively, and due to the continued integration of the combined businesses, it was impracticable to determine earnings attributable to AppRiver.

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

The following table summarizes the estimated fair value of acquired assets and liabilities:

(In thousands)	Estimated Fair Value
Assets:
Current assets	$12,200
Property and equipment	3,235
ROU assets	8,778
Customer relationships	91,000
Vendor relationships	1,000
Trademark/Names	4,400
Deferred tax assets	3,453
Internally developed software	41,100
Goodwill	147,518
Total assets	312,684

Liabilities:
Current liabilities	$13,378
Deferred revenue	12,424
Operating lease liabilities	5,738
Finance lease liabilities	3,440
Total liabilities	34,980

Net assets recorded	$277,704

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and six month periods ending June 30, 2020 and 2019, respectively, as though the DeliverySlip and AppRiver acquisitions that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments, such as amortization expense of intangible assets and acquisition-related transaction costs, to give effect to pro forma events that are directly attributable to the acquisitions. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the respective acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Revenues	$53,422	$47,486	$105,940	$94,246
Net income	(1,740)	453	(2,294)	2,279
Basic income (loss) per share attributed to common shareholders	$(0.07)	$(0.06)	$(0.13)	$(0.16)
Diluted income (loss) per share attributed to common shareholders	$(0.07)	$(0.06)	$(0.13)	$(0.16)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. The pandemic has resulted in significant, unpredictable, and rapidly changing impacts on the United States and global economies. The COVID-19 crisis and government responses have included limiting the operations of non-essential businesses and may result in long-term harm or permanent closures impacting our customers and our vendors. While COVID-19 had a minimal impact to our first and second quarter 2020 financial results, Zix has taken steps to insure the resilience of our company, while protecting the email security of our customers and the health of our employees, including the following actions:

•	Offering healthy email checks and evaluating other efficiency solutions for our customers;
•	Working with partners and customers to provide more flexible billing schedules;

•	Moving over 95% of our employees to remote work arrangements while maintaining the integrity of our data center operations and providing continued phenomenal support for our customers;
•	Maintaining effective governance and internal controls in a remote work environment;
•	Implementing a reduction in force of approximately 6%, completed through both voluntary and involuntary separation;
•	Slowing our hiring plans, and reducing planned travel and conference expenses;
•	Continued review and adjustment of other operating expenses for potential savings, including reduction of excess capacities in our network data centers;

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

Critical Accounting Policies and Estimates

          The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent COVID-19 and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ from these estimates and assumptions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. Actual results could differ from these estimates and assumptions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments.

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

Results of Operations

Second Quarter 2020 Summary of Operations

Financial

•	Revenue for the quarter ended June 30, 2020, was $53.3 million, compared with $45.9 million for the same period in 2019, representing a 16% increase.
•

Gross margin for the quarter ended June 30, 2020, was $25.1 million (or 47% of revenues), compared with $25.6 million (or 56% of revenues) for the comparable period in 2019. The period over period margin decline as a percentage of revenues is attributable to the effect of the increasing percentage of revenue associated with AppRiver sales of Microsoft Office365 and hosted exchange products.

•	Net loss for the quarter ended June 30, 2020, was $1.9 million, compared with net loss of $3.7 million in the comparable period in 2019.
•

Net loss attributable to common shareholders for the quarter ended June 30, 2020, was $4.1 million, compared with net loss attributable to common shareholders of $7.1 million in the comparable period in 2019. The Company’s net loss attributable to common shareholders includes a deemed and accrued dividend to preferred shareholders of $2.2 million and $3.4 million for the three-month period ended June 30, 2020 and 2019, respectively.

•	Net loss per diluted share was $0.08 for the quarter ended June 30, 2020, compared with a net loss of $0.13 in the comparable period in 2019.

•	Ending cash and cash equivalents were $14.1 million on June 30, 2020, compared with $11.3 million on June 30, 2019, and $13.3 million on December 31, 2019.

Operations

•	Total billings for the quarter ended June 30, 2020, were $52.1 million, compared with $46.3 million for the same period in 2019, representing a 13% increase.
•

The annual recurring revenue value of our customer subscriptions as of June 30, 2020, was $215.9 million, compared with $193.7 million for the same period in 2019, representing an increase of $22.2 million.

•

Net cash provided by operations in the six months ended June 30, 2020, was $9.1 million, compared with $1.3 million provided by operations for the same period in 2019, representing a $7.8 million increase.

•	As of June 30, 2020, backlog was $85.0 million, compared with $91.4 million as of June 30, 2019, representing a 7% decrease.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended June 30,		3-month Variance 2020 vs. 2020		Six Months Ended June 30,		6-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$53,337	$45,916	$7,421	16%	$105,771	$75,215	$30,556	41%

The increase in revenue was primarily related to AppRiver growth of $6.5 million and $28.5 million to the three and six months ended June 30, 2020, respectively. AppRiver’s contribution to our first six months 2019 revenue was impacted by the February 20, 2019, acquisition date, contributing $27.2 million and $38.1 million in revenue to the three and six months ended June 30, 2019, respectively. As our Company continues to integrate our sales teams and product offerings to a single secure cloud platform, distinguishing revenue between AppRiver and legacy Zix sales is expected to become less meaningful. We are growing our revenue with continued success in our subscription-based business model with both steady additions to the subscriber base and a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the first six months of 2020, we categorized our revenue in the following core industry verticals: 20% healthcare, 18% financial services, 3% government, and 59% as other. In the first six months of 2019, excluding our AppRiver and Erado sales, we categorized our revenue in the following core industry verticals: 47% healthcare, 28% financial services, 8% government sector and 17% as other.

Annual Recurring Revenue

We measure the health of our subscriber base by the growth of our Annual Recurring Revenue (“ARR”), which is defined as the aggregate annualized contract value attributable to recurring revenue contracts at the end of the applicable reporting period. We calculate ARR by determining the annual or monthly revenue of subscription agreements that are active as of the end of the applicable period and multiplying by 1 or 12. ARR aids us in determining to what extent individual customer relationships, considered in the aggregate, are growing or declining in financial magnitude. ARR is summarized in the table below:

	As of June 30,		Variance 2020 vs. 2020
(in thousands)	2020	2019	$	%
Annual Recurring Revenue	$215,914	$193,715	$22,199	11%

Backlog

Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of June 30, 2020, total backlog was $85.0 million, and we expect approximately 72% of the total backlog, or approximately $61.5 million, to be recognized as revenue during the next twelve months. As of June 30, 2020, the backlog was comprised of the following elements: $43.0 million of deferred revenue that has been billed and paid, $12.4 million billed but unpaid, and approximately $29.6 million of unbilled contracts. The backlog at June 30, 2020, was 7% lower than the $91.4 million backlog at the end of the second quarter 2019, and 5% lower than the ending backlog of $89.4 million at December 31, 2019. Our decrease in backlog is the result of timing of our customer contracts and our continued trend toward monthly subscriptions.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended June 30,		3-month Variance 2020 vs. 2020		Six Months Ended June 30,		6-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of revenues	$28,258	$20,304	$7,954	39%	$54,337	$31,443	$22,894	73%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, Microsoft fees associated with the resale of Microsoft Office365 and hosted exchange products, and the amortization of Company-owned, customer-based computer appliances. The increases in 2020 compared to 2019 reflected in the table above resulted primarily from revenue increases from Microsoft Office365 and hosted exchange products which are associated with lower profit margins. We expect our costs of revenue to remain at higher levels than we have historically incurred. We additionally incurred increases in depreciation, amortization, average headcount and other expenses.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended June 30,		3-month Variance 2020 vs. 2020		Six Months Ended June 30,		6-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%	2020	2019	$	%
Research and development expenses	$5,820	$5,311	$509	10%	$11,206	$9,458	$1,748	18%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increase in 2020 compared to 2019 reflected in the table above resulted primarily from amortization of previously capitalized internal use software due to project completions. For the six months ended June 30, 2020, we incurred increases in headcount expense as compared to the same period 2019 attributable to our AppRiver acquisition in February 2019.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended June 30,		3-month Variance 2020 vs. 2019		Six Months Ended June 30,		6-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%	2020	2019	$	%
Selling and marketing expenses	$14,458	$14,077	$381	3%	$28,799	$24,011	$4,788	20%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended June 30, 2020, compared to the same period in 2019, was due primarily to increases in commission and headcount expense, offset by COVID-19 related reductions in travel. In addition to the items noted above, our six-month increase in spending is attributable to the amortization of intangible assets acquired in our acquisition of AppRiver.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended June 30,		3-month Variance 2020 vs. 2019		Six Months Ended June 30,		6-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%	2020	2019	$	%
General and administrative expenses	$4,758	$7,795	$(3,037)	(39)%	$10,446	$18,125	$(7,679)	(42)%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The decrease in the three and six months ended June 30, 2020, compared with the same periods in 2019 resulted primarily from reduction in acquisition and integration costs associated with our acquisitions of AppRiver and of DeliverySlip, in February 2019 and May 2019, respectively. During the second quarter 2020 the Company also incurred COVID-19 related reductions in headcount and travel expense, offset by an increase to stock-based compensation costs related to accelerated equity award vesting with voluntary terminations.

Other Income (Expense)

Our other income (expense) consists primarily of interest expense associated with our debt. In February 2019, we entered into a credit agreement with a syndicate of lenders and SunTrust Bank. During the three and six months ended June 30, 2020, we recorded interest expense of $2.5 million and $5.1 million, respectively associated with this debt. At June 30, 2020, our outstanding debt balance was $185.8 million based on a weighted effective interest rate of 5.34% for the three months ended June 30, 2020. See above Note 7 “Long-term Debt” for additional information regarding our debt.

Provision for Income Taxes

The provision for income taxes was a $570 thousand and $1.0 million benefit for the three-month periods ended June 30, 2020 and 2019, respectively, and a $1.4 million and $2.2 million benefit for each of the six months ended June 30, 2020 and 2019, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $22.9 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our June 30, 2020, provision benefit of $1.4 million includes $1.2 million in deferred taxes and a $337 thousand tax benefit related to the return of federal Alternative Minimum Tax credits, offset by $73 thousand in state taxes then payable based on gross revenues. Our June 30, 2019, provision benefit of $2.2 million includes $2.0 million in deferred taxes and a $170 thousand benefit related to the return of federal Alternative Minimum Tax credits.

No tax penalty-related charges were accrued or recognized for the three-month periods ended June 30, 2020 and 2019. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended June 30, 2020. We are currently subject to a three year statute of limitations by major tax jurisdictions.

At June 30, 2020, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $37.8 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $32.9 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $4.2 million relating to temporary differences between GAAP and tax-related expense and $628 thousand relating to U.S. state income tax credits and net operating loss carryovers.

Any reduction to the $22.9 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first and second quarter 2020 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2019, will remain unchanged at December 31, 2020. For this reason, the Company has recognized its first and second quarter 2020 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. An increase or decrease to our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income. The Company currently has U.S federal net operating loss carryforwards of approximately $239 million which begin to expire in 2021.

Net Income (Loss)

Our net loss for the three months ended June 30, 2020, of $1.9 million was an improvement of $1.8 million compared to our net loss of $3.7 million for the same period last year. The improvement in our net loss was primarily due to revenue growth and the completion of prior year acquisition and integration related costs associated with our AppRiver purchase, offset by current year increases in our costs of revenues, research and development, and selling and marketing activities.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, including our assessment of the COVID-19 potential impact to our Company, we believe our cash and cash equivalents, cash generated from operations, and availability under our $25 million Revolving Facility (under which $8 million was drawn as of June 30, 2020. Therefore the undrawn balance of $17 million was available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments, and restricted payments, subject to the conditions contained in the Credit Agreement) will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process and quarterly reviews, and we will continue to monitor our position to protect our Company against uncertainties related to the COVID-19 crisis.  During the first six months of 2020, net cash provided by operations was $9.1 million, an increase of $7.8 million compared with the $1.3 million of net cash provided by operations in the first six months of 2019. This year over year improvement is attributable to increased spending in the prior year associated with due diligence, banking and other fees associated with our AppRiver acquisition in February 2019. At June 30, 2020, our cash and cash equivalents totaled $14.1 million, an increase of $708 thousand from the December 31, 2019 balance, and we had outstanding debt of $185.8 million.

Sources and Uses of Cash Summary

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash provided by operations	$9,120	$1,313
Net cash used in investing activities	$(9,316)	$(287,781)
Net cash provided by (used in) financing activities	$956	$270,763

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first six months 2020 consisted of $9.3 million for capital expenditures, which includes $7.3 million in capitalized internal-use software and $2.0 million for computer and networking equipment. Our investing activities in the first six months of 2019 consisted of $283.2 million, net of cash acquired, used in the acquisitions of AppRiver and DeliverySlip, and $4.5 million for capital expenditures, which include $3.0 million in capitalized internal-use software, and $1.5 million for computer and networking equipment.

Financing activities in the first six months of 2020 include $6.0 million drawn from our Revolving Facility and $334 thousand received from the exercise of stock options. We used $2.6 million to repurchase common stock related to the tax impact of vesting restricted awards, $1.1 million for contingent consideration payment associated with our acquisition of Erado, $925 thousand for principle payments of our long-term debt, and $746 thousand for payments on our finance leases. Cash received from financing activities in the first six months of 2019 includes $178.6 million, net of issuance costs, incurred as debt, $96.6 million, net of issuance costs, raised through the private purchase of preferred stock, and $180 thousand received from the exercise of stock options. The proceeds from our debt and preferred stock issuance were used to fund our AppRiver acquisition in February 2019 and our DeliverySlip acquisition in May 2019. In addition to these items, we used $1.8 million to repurchase common stock related to the tax impact of vesting restricted awards, and $1.5 million for contingent consideration payments associated with our acquisitions of Greenview and Erado. We also used $770 thousand for payments on our finance leases and $438 thousand for principle payments of our long-term debt.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of June 30, 2020. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$2.00 - $3.49	180,000	481	180,000	481
$3.50 - $4.99	462,010	1,754	455,760	1,730
$8.00 - $9.50	100,000	803	6,250	50
Total	742,010	$3,038	642,010	$2,261

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

We have not entered into any material, non-cancelable purchase commitments at June 30, 2020.

We have severance agreements with certain employees which would require the Company to pay approximately $5.1 million if all such employees were terminated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

          See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II Item 1A, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. Except as disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, there have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	12,137	$5.57	—	$—
May 1, 2020 to May 31, 2020	98,092	$6.11	—	$—
June 1, 2020 to June 30, 2020	12,916	$7.06	—	$—
Total	123,145	$6.16	—	$—

1

Of the total number of shares purchased for the one-month periods ended April 30, 2020, May 31, 2020, and June 30, 2020, respectively; 63,853 shares of Restricted Stock, 1,218 shares of Performance Stock, 40,488 units of RSUs and 17,586 PUs were withheld by us upon the vesting of outstanding Restricted Stock, Performance Stock, RSUs and PUs. These shares and units were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock, Performance Stock, RSUs and PUs vested during the period, which is required upon vesting.

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

ZIX CORPORATION

Date: August 6, 2020	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)