Form 10-Q
period 2020-09-30
ZIX CORP
filed 2020-11-09
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2020
Common Stock, par value $0.01 per share	56,991,250

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	ZIXI	NASDAQ Global Market

INDEX

		Page Number
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2020 and 2019	4
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2020 and 2019, June 30, 2020 and 2019, and September 30, 2020 and 2019, respectively	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,662	$13,349
Receivables, net	15,328	10,081
Prepaid and other current assets	3,966	4,984
Total current assets	42,956	28,414
Property and equipment, net	7,852	8,591
Operating lease assets	8,332	10,128
Intangible assets, net	137,367	145,876
Goodwill	170,930	171,209
Deferred tax assets	36,689	36,535
Deferred costs and other assets	12,461	11,968
Total assets	$416,587	$412,721
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,717	$14,400
Accrued expenses	11,473	13,732
Deferred revenue	41,095	40,757
Current portion of long-term debt	1,850	1,850
Operating lease liabilities, current	2,195	2,947
Finance lease liabilities, current	780	1,338
Total current liabilities	75,110	75,024
Long-term liabilities:
Deferred revenue	1,263	2,524
Noncurrent operating lease liabilities	7,113	8,389
Noncurrent finance lease liabilities	188	716
Long-term debt	183,830	178,250
Total long-term liabilities	192,394	189,879
Total liabilities	267,504	264,903
Commitments and contingencies (see Note 11)

Preferred stock:
Series A convertible preferred stock, $1 par value; 100,206 shares designated, issued and outstanding in 2020 and in 2019	113,241	106,527
Total preferred stock	113,241	106,527

Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 85,127,484 issued and 56,992,265 outstanding in 2020 and 83,393,514 issued and 55,640,397 outstanding in 2019	782	780
Additional paid-in capital	399,285	391,605
Treasury stock, at cost; 28,135,219 common shares in 2020 and 27,753,117 common shares in 2019	(113,015)	(110,298)
Accumulated deficit	(251,291)	(240,995)
Accumulated other comprehensive income (loss)	81	199
Total stockholders’ equity	35,842	41,291
Total liabilities, preferred stock and stockholders’ equity	$416,587	$412,721

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenue	$54,840	$47,833	$160,611	$123,049
Cost of revenue	27,928	21,422	82,265	52,865
Gross margin	26,912	26,411	78,346	70,184
Operating expenses:
Research and development	5,720	5,590	16,926	15,048
Selling, general and administrative	18,813	19,592	58,058	61,729
Total operating expenses	24,533	25,182	74,984	76,777
Operating income (loss)	2,379	1,229	3,362	(6,593)
Other income (expense):
Investment and other income	127	14	104	115
Interest expense	(2,035)	(2,973)	(7,190)	(7,398)
Total other expense	(1,908)	(2,959)	(7,086)	(7,283)
Income (loss) before income taxes	471	(1,730)	(3,724)	(13,876)
Income tax (expense) benefit	(1,196)	133	244	2,308
Net loss	$(725)	$(1,597)	$(3,480)	$(11,568)

Deemed and accrued dividends on preferred stock	2,267	2,090	6,714	7,894
Net loss attributable to common stockholders	$(2,992)	$(3,687)	$(10,194)	$(19,462)

Basic loss per share attributable to common stockholders	$(0.05)	$(0.07)	$(0.19)	$(0.37)
Diluted loss per common share attributable to common stockholders	$(0.05)	$(0.07)	$(0.19)	$(0.37)
Basic weighted average common shares outstanding	54,999,114	53,148,078	53,933,721	52,965,163
Diluted weighted average common shares outstanding	54,999,114	53,148,078	53,933,721	52,965,163

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	493	35	(118)	(52)
Comprehensive loss	$(232)	$(1,562)	$(3,598)	$(11,620)

See notes to condensed consolidated financial statements

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders
(In thousands, except shares)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balances, December 31, 2019, as reported	100,206	$106,527	83,393,514	$780	$391,605	$(110,298)	$(240,995)	$199	$41,291
Cumulative effect adjustment from changes in accounting standard (Note 2)							$(103)		(103)
Balances, January 1, 2020	100,206	106,527	83,393,514	780	391,605	(110,298)	(241,098)	199	41,188
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	48	—	—	—	—	(48)	—	(48)
Accrued dividend on Series A preferred stock	—	2,181	—	—	—	—	(2,181)	—	(2,181)
Net issuance of common stock upon exercise of stock options	—	—	46,875	1	116	—	—	—	117
Net issuance of common stock upon vesting of restricted stock units	—	—	30,084	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	16,062	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	1,062,683	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	404,746	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,989	(1,785)	—	—	204
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(905)	(905)
Net loss	—	—	—	—	—	—	(853)	—	(853)
Balances, March 31, 2020	100,206	$108,756	84,953,964	$781	$393,710	$(112,083)	$(244,180)	$(706)	$37,522
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	47	—	—	—	—	(47)	—	(47)
Accrued dividend on Series A preferred stock	—	2,171	—	—	—	—	(2,171)	—	(2,171)
Net issuance of common stock upon exercise of stock options	—	—	67,500	1	216	—	—	—	217
Net issuance of common stock upon vesting of restricted stock units	—	—	75,631	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	32,848	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	6,590	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	(26,666)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	3,251	(797)	—	—	2,454
Adjustment from foreign currency translation	—	—	—	—	—	—	—	294	294
Net loss	—	—	—	—	—	—	(1,902)	—	(1,902)
Balances, June 30, 2020	100,206	$110,974	85,109,867	$782	$397,177	$(112,880)	$(248,299)	$(412)	$36,368
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	48	—	—	—	—	(48)	—	(48)
Accrued dividend on Series A preferred stock	—	2,219	—	—	—	—	(2,219)	—	(2,219)
Net issuance of common stock upon vesting of restricted stock units	—	—	7,084	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	10,533	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	2,108	(135)	—	—	1,973
Adjustment from foreign currency translation	—	—	—	—	—	—	—	493	493
Net loss	—	—	—	—	—	—	(725)	—	(725)
Balances, September 30, 2020	100,206	$113,241	85,127,484	$782	$399,285	$(113,015)	$(251,291)	$81	$35,842

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

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Operating activities:
Net income (loss)	$(3,480)	$(11,568)
Non-cash items in net income (loss):
Depreciation and amortization	23,604	16,301
Amortization of debt issuance costs	970	661
Employee stock-based compensation costs	7,349	4,826
Noncash lease costs	2,189	(468)
Changes in deferred taxes	(154)	(2,150)
Changes in operating assets and liabilities:
Receivables	(5,239)	(394)
Prepaid and other current assets	1,014	(713)
Deferred costs and other assets	(681)	(1,998)
Accounts payable	3,321	4,247
Deferred revenue	(922)	1,017
Payment of acquisition related contingent consideration	—	(582)
Accrued and other liabilities	(3,726)	(1,228)
Net cash provided by operating activities	24,245	7,951
Investing activities:
Purchases of property, equipment and internal-use software	(13,992)	(7,860)
Acquisition of business, net of cash acquired	—	(284,590)
Net cash used in investing activities	(13,992)	(292,450)
Financing activities:
Proceeds of long-term debt	6,000	185,000
Debt issuance cost	—	(6,443)
Repayment of long term debt	(1,388)	(900)
Repayment of finance lease liabilities	(1,086)	(1,277)
Proceeds from issuance of Series A preferred stock, net of offering costs	—	96,588
Proceeds from exercise of stock options	334	251
Purchase of treasury shares	(2,717)	(1,881)
Payment of acquisition related contingent consideration	(1,125)	(3,843)
Net cash provided by financing activities	18	267,495

Effect of exchange rate on cash	42	(39)

Increase (decrease) in cash and cash equivalents	10,313	(17,043)
Cash and cash equivalents, beginning of period	13,349	27,109
Cash and cash equivalents, end of period	$23,662	$10,066

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

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 2020, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

3. Stock- Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of September 30, 2020, the Company had 742,010 stock options outstanding, 2,020,704 non-vested Restricted Stock awards; 691,852 non-vested Performance Stock awards; 136,103 non-vested RSUs; 44,349 non-vested Performance RSUs and 2,377,521 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended September 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at June 30, 2020	742,010	$4.09	5.01
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at September 30, 2020	742,010	$4.09	4.76
Options exercisable at September 30, 2020	654,510	$3.57	4.13

At September30, 2020, 742,010 stock options outstanding and 642,010 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options was $1.5 million and $1.5 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended September 30, 2020:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at June 30, 2020	2,090,745	$7.36
Granted at market price	30,500	6.12
Vested	(80,574)	6.85
Cancelled	(19,967)	7.53
Non-vested restricted stock at September 30, 2020	2,020,704	$7.36

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended September 30, 2020:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at June 30, 2020	153,099	$8.62
Granted at market price	—	—
Vested	(16,996)	9.13
Cancelled	—	—
Non-vested restricted stock units at September 30, 2020	136,103	$8.56

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended September 30, 2020:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at June 30, 2020	44,349	$8.84
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance RSUs at September 30, 2020	44,349	$8.84

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended September 30, 2020:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at June 30, 2020	691,852	$7.52
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance stock at September 30, 2020	691,852	$7.52

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three- and nine-month periods ended September 30, 2020, the total stock-based employee compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statements of income:

(In thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cost of revenues	$97	$1,105
Research and development	433	1,184
Selling, general and administrative	1,578	5,060
Stock-based compensation expense	$2,108	$7,349

A deferred tax asset totaling $1.4 million and $775 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the nine-month periods ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $16.4 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 1.99 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3, Stock Options and Stock-Based Employee Compensation of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes and non-cash activities:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash income tax payments	$217	$338
Cash paid for interest	5,812	6,696
Non-cash investing and financing activities:
Accrued and deemed dividends on Series A preferred stock	6,714	5,610
Accrued and deemed dividends on Series B preferred stock	—	2,284

5. Receivables, net

(In thousands)	September 30, 2020	December 31, 2019
Gross accounts receivables	$28,245	$21,193
Allowance for credit losses	$(304)	$—
Allowance for returns and doubtful accounts	—	(265)
Unpaid portion of deferred revenue	(12,613)	(10,847)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$15,328	$10,081

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

As of September 30, 2020, based on available information to date, the Company assessed no material impact related to potential losses caused by COVID-19.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale, as the note’s collectability was not assured. The note receivable is fully reserved at September 30, 2020.

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

The Company determines if a contract is or contains a lease at inception. The Company has operating leases for office spaces and data centers and finance leases for equipment. The Company has entered into lease contracts ranging from 1 to 13 years with the majority of leases having terms one to seven years, many of which include options to extend in various increments. Variable lease costs consist primarily of variable common area maintenance, taxes, insurance, parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's weighted average interest rate of the term loan and delayed draw term loan.

The components of lease costs are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2020	2020
Finance lease costs:
Amortization of right-of-use asset	$261	$949
Interest on lease liabilities	18	71
Operating lease costs	785	2,658
Short-term lease costs	493	1,490
Variable lease costs	165	649
Total lease costs	$1,722	$5,817

Supplemental cash flow information related to leases are as follows:

Nine Months Ended September 30,
(In thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,897
Operating cash flows from finance leases	71
Financing cash flows from finance leases	1,086
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	523
Finance leases	—

Supplemental balance sheet information related to lease are as follows:

		September 30,
(In thousands)	Balance Sheet Classification	2020
Operating Leases
Operating lease right-of-use assets	Operating lease assets	$8,332
Total operating lease assets		$8,332

		September 30,
(In thousands)	Balance Sheet Classification	2020
Finance Leases
Finance lease right-of-use assets		$3,362
Accumulated depreciation - finance leases		(2,261)
Finance lease right-of-use assets, net	Property and equipment, net	$1,101

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)
Operating leases	4.06
Finance leases	1.53

Weighted Average Discount Rate
Operating leases	4.95%
Finance leases	6.14%

Maturities of lease liabilities are as follows:

	Payments Due by Period - Year Ending December 31, 2020
(In thousands)	Total	Year 1 (1)	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$10,282	$735	$4,904	$3,870	$773
Less imputed interest	(974)
Total	$9,308

Finance leases	$1,008	$266	$736	$6	$—
Less imputed interest	(40)
Total	$968
(1) Year 1 excluding the nine months ended September 30, 2020

During the nine months ended September 30, 2020, we entered into an operating lease for an additional data center, which has not yet commenced and is expected to be added as a lease liability at a value of approximately $109 thousand. This operating lease is expected to commence in the fourth quarter of 2020 with a lease term of 3 years. Additionally, we modified one of our office leases which resulted a write-off of right-of-use assets and lease liability at a value of approximately $438 thousand and $570 thousand, respectively, and a gain of $132 thousand recognized as other income for the three month period ended September 30, 2020.

7. Long-term Debt

On February 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and SunTrust Bank as administrative agent, which (1) provides for borrowing in the form of a senior secured term loan facility in an aggregate principal amount of $175 million (the “Term Loan”), (2) provides for a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million (the “Delayed Draw Term Loan Facility”), and (3) provides for a senior secured revolving credit facility in an aggregate principal amount of $25 million, up to $5 million of which is available for letters of credit (the “Revolving Facility” and, together with the Term Loan and the Delayed Draw Term Loan Facility, the “Credit Facilities”). On February 20, 2019, the Term Loan was borrowed in full to pay a portion of the purchase price in connection with the AppRiver acquisition (described below in Note 16 “Acquisitions”) (including certain fees, costs and expenses related thereto). On May 2, 2019, the Delayed Draw Term Loan Facility was borrowed in full to pay a portion of the purchase price in connection with the DeliverySlip acquisition (described below in Note 16 “Acquisitions”) (including certain fees, costs and expenses related thereto). As of September 30, 2020, the Company had an outstanding debt balance of $8.0 million attributable to the Revolving Facility. The Credit Facilities are secured by substantially all the assets of Zix and its wholly-owned domestic subsidiaries and guaranteed by substantially all of Zix’s wholly-owned domestic subsidiaries.

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

On November 5, 2020, the Company amended its Credit Agreement to, among other things, borrow an incremental $35.0 million term loan. See Note 17 – Subsequent Events for more information.

Term Loan

As of September 30, 2020, the Company had $172.4 million in principal outstanding under the Term Loan. The Term Loan was fully drawn on February 20, 2019 in the amount of $175 million and requires quarterly payments of principal of $437.5 thousand beginning on June 30, 2019. In addition to other customary mandatory prepayment requirements, the Term Loan requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2019, the Company is not required to make prepayment in addition to the quarterly installment.

At September 30, 2020, the Company had an outstanding debt balance of $167.8 million attributable to the Term Loan based on the 4.39% interest rate in effect during the three-month period ended on September 30, 2020. Included in the balance at September 30, 2020 is $4.6 million of unamortized debt issuance costs.

Future principal payments under the Term Loan as of September 30, 2020, are as follows:

(In thousands)
Year Ending December 31,	Amount
2020	$438
2021	1,750
2022	1,750
2023	1,750
2024	166,688
Total	$172,376

Delayed Draw Term Loan Facility

At September 30, 2020, the Company had $9.9 million in principal outstanding under the Delayed Draw Term Loan Facility. The Delayed Draw Term Loan Facility was fully drawn on May 2, 2019 in the amount of $10 million to fund the DeliverySlip acquisition. The Delayed Draw Term Loan Facility requires 1.00% per annum amortization of the original principal amount borrowed, payable in equal quarterly installments of $25 thousand starting September 30, 2019. In addition to other customary mandatory prepayment requirements, the Delayed Draw Term Loan Facility requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage reduces if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2019, the Company is not required to make prepayment in addition to the quarterly installment.

At September 30, 2020, the Company had an outstanding debt balance of $9.8 million attributable to the Delayed Draw Term Loan Facility based on the 3.76% interest rate in effect during the three-months ended on September 30, 2020. Included in the balance at September 30, 2020 is $37 thousand of unamortized debt issuance costs.

Future principal payments under the Delayed Draw Term Loan Facility as of September 30, 2020 are as follows:

(In thousands)
Year Ending December 31,	Amount
2020	$25
2021	100
2022	100
2023	100
2024	9,550
Total	$9,875

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

As of September 30, 2020, the Company had an outstanding debt balance of $8.0 million attributable to the Revolving Facility. The undrawn balance of $17 million is available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement.  As of September 30, 2020, the Company has incurred $19 thousand and $62 thousand of commitment fees, and $72 thousand and $214 thousand of interest expense, for the three- and nine-month periods ended on September 30, 2020, respectively.

As of September 30, 2020, the estimated fair value of the Credit Facilities approximated their carrying value and the Company was in compliance with all covenants in the Credit Agreement.

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

On June 5, 2019, Shareholders approved the conversion of the outstanding shares of Series B Preferred Stock into shares of Series A Preferred Stock. Each share of Series B Preferred Stock was converted into the number of shares of Series A Preferred Stock equal to the liquidation preference of such share of Series B Preferred Stock divided by the accreted value of a share of Series A Preferred Stock on the date of conversion plus cash in lieu of fractional shares. On June 6, 2019, all the outstanding shares of Series B Preferred Stock were converted into 35,292 shares of Series A Preferred Stock. As of September 30, 2020, no shares of Series B Preferred Stock are outstanding.

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

Dividends

The Stated Value of the Series A Preferred Stock accretes at a fixed rate of 8% per annum, compounded quarterly (“Series A Preferred Dividend”). Apart from the Series A Preferred Dividend, the holders of Series A Preferred Stock are also entitled to receive any dividends paid on our common stock on an "as converted" basis. No dividend may be paid on our common stock until such dividend is paid on the Series A Preferred Stock. All calculations of the Accreted Value (as defined below) of Series A Preferred Stock will be computed on the basis of a 360-day year of twelve 30-day months. As of September 30, 2020, the accretion of the Stated Value of Series A Preferred Stock is valued at $12.7 million.

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

Conversion

At any time, each Series A Preferred Stock holder may elect to convert each share of such holders’ then-outstanding Series A Preferred Stock into (i) the number of shares of common stock equal to the product of (a) the Accreted Value with respect to such share on the conversion date multiplied by (b) the conversion rate (currently166.11) as of the applicable conversion date divided by (c) 1,000 plus (ii) cash in lieu of fractional shares.

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

Disaggregation of Revenue

We operate as a single operating segment. In the nine months ended September 30, 2020, we recorded revenue for our services in the following core industry verticals: 21% healthcare, 17% financial services, 3% government sector, and 59% as other.

Contract balances

Our contract assets include our accounts receivables, discussed above in Footnote 5 “Receivables, net”, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. During the three and nine months ended September 30, 2020, we increased our noncurrent deferred contract asset by $1.3 million and $3.4 million, respectively, resulting from commissions earned by our sales team during the three and nine months ended September 30, 2020. We also amortized $944 thousand and $2.7 million of deferred cost, respectively as a selling and marketing expense in the related periods. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2020.

Our contract liabilities consist of deferred revenue representing future customer services that have been billed and collected. The $923 thousand decrease to our net deferred revenue in the nine months ended September 30, 2020, is related to the timing of orders and payments in the normal course of business and our continued trend toward monthly subscriptions.

Performance obligations

As of September 30, 2020, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $85.0 million. We expect to recognize approximately $26.7 million of revenue related to this backlog during the remainder of 2020, $41.7 million in 2021, and $16.5 million in periods thereafter.

Approximately $26.6 million of our $54.8 million revenue recognized in the three months ended September 30, 2020, was included in our performance obligation balance at the beginning of the period. Approximately $54.1 million of our $160.6 million recognized in the nine months ended September 30, 2020, was included in our performance obligation balance at the beginning of the period.

10. Earnings (Loss) Per Share and Potential Dilution

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding for the applicable period under the Treasury Stock method. The dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share. The computations for basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares	54,999,114	53,148,078	53,933,721	52,965,163
Effect of dilutive securities:
Employee and director stock options	—	—	—	—
Restricted Stock	—	—	—	—
RSUs	—	—	—	—
Performance RSUs	—	—	—	—
Performance Stock	—	—	—	—
Series A Preferred Shares	—	—	—	—
Series B Preferred Shares	—	—	—	—
Dilutive weighted average common shares	54,999,114	53,148,078	53,933,721	52,965,163

During each of the three and nine months ended September 30, 2019 and 2020, potential common shares of all securities were excluded from the calculation of diluted loss per share because the awards were anti-dilutive.

11. Commitments and Contingencies

We have not entered into any material, non-cancelable purchase commitments at September 30, 2020.

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

13. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Opening balance	$171,209	$13,783
Additions	—	160,574
Acquisition adjustments	—	—
Effect of currency translation adjustment	(279)	—
Goodwill	$170,930	$174,357

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

We are exposed to fluctuations in the foreign currency exchange rates as a result of our net investments and operations in Canada, United Kingdom, Switzerland and Spain. For the three and nine months ended September 30, 2020, movements in currency exchange rates and the related impact on the translation of the balance sheets of our foreign subsidiaries was the primary cause of our foreign currency translation gain of $493 thousand and loss of $118 thousand, respectively.

15. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $23.0 million reserve. Any reduction to this $23.0 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first, second and third quarter 2020 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2019, will remain unchanged at December 31, 2020. For this reason, the Company has recognized its first, second and third quarter 2020 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. An increase or decrease to our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

The Company incurred $1.2 million in acquisition-related costs with respect to the DeliverySlip acquisition, which were recorded within operating expenses during the twelve months ended December 31, 2019. Prior to the acquisition, approximately 90% of DeliverySlip’s revenue was generated from AppRiver Canada Inc, which became a subsidiary of the Company upon closing of the AppRiver acquisition (as described below). Revenue from additional acquired customers of DeliverySlip for the three and nine months ended September 30, 2020 were immaterial.

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

The Company incurred $10.8 million in acquisition-related costs which included $1.1 million, $9.6 million and $41 thousand recorded within the operating expenses for the twelve months ended December 31, 2018, December 31, 2019 and the nine months ended September 30, 2020, respectively. Revenue from AppRiver was $35.2 and $101.8 million for the three and nine months ended September 30, 2020, respectively, and due to the continued integration of the combined businesses, it was impracticable to determine earnings attributable to AppRiver.

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

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and nine month periods ending September 30, 2020 and 2019, respectively, as though the DeliverySlip and AppRiver acquisitions that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments, such as amortization expense of intangible assets and acquisition-related transaction costs, to give effect to pro forma events that are directly attributable to the acquisitions. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the respective acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Revenues	$54,925	$48,899	$160,865	$143,146
Net income	(624)	624	(2,960)	1,328
Basic income (loss) per share attributed to common shareholders	$(0.05)	$(0.03)	$(0.14)	$(0.15)
Diluted income (loss) per share attributed to common shareholders	$(0.05)	$(0.03)	$(0.14)	$(0.15)

17. Subsequent Events

Acquisition of CloudAlly

On November 5, 2020, Zix acquired 100% of the equity interest of CloudAlly Ltd. (“CloudAlly”) and its parent holding company. The aggregate purchase price is up to $30 million in cash, subject to certain amounts to be held in escrow for indemnification obligations, outstanding indebtedness of CloudAlly retired at closing, certain accrued items and unpaid transaction expenses, and subject to a customary working capital adjustment.

Also on November 5, 2020, the Company amended its Credit Agreement to, among other things, borrow an incremental $35.0 million term loan (the “Incremental Term Loan”).  The Incremental Term Loan has the same interest rate, maturity date, amortization schedule, collateral and other terms as the existing Term Loan and Delayed Draw Term Loan.  The Company used the proceeds of the Incremental Term Loan to fund the acquisition of CloudAlly and to repay all existing borrowings under the Revolving Facility.

Founded in 2011, CloudAlly, based in Israel, is a pioneer of enterprise-grade, software-as-a-service (SaaS) cloud backup and recovery solutions. The company offers a robust suite of award-winning, ISO 27001 certified and GDPR/HIPAA compliant solutions for Microsoft Office 365, Google Workspace (formerly G Suite), SharePoint, OneDrive, Salesforce, Box and Dropbox. CloudAlly is a channel-first provider, serving more than 5,000 customers, 500,000 users and supported by 300 Managed Service Provider (MSP) partners.

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

Overview

Zix® is a leading provider of cloud email security, productivity and compliance solutions. Trusted by the nation’s most influential institutions in healthcare, finance and government, Zix delivers a superior experience and easy-to-use solutions for email encryption and data loss prevention (“DLP”), advanced threat protection and archiving. As a leading provider of cloud-based cybersecurity, compliance, and productivity solutions for businesses of all sizes, we are focused on the protection of business communication, enabling our customers to better secure data and meet compliance needs. We serve organizations in many industries, with particular emphasis on the healthcare (including multiple major hospitals and several Blue Cross Blue Shield plans), financial services (including several U.S. Banks), and insurance and government (including the U.S. Securities and Exchange Commission (the “SEC”)) sectors.

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

On November 5, 2020, Zix acquired CloudAlly, a pioneer of enterprise-grade, software-as-a-service (SaaS) cloud backup and recovery solutions. CloudAlly is a channel-first provider, serving more than 5,000 customers, 500,000 users and supported by 300 Managed Service Provider (MSP) partners.

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

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. The pandemic has resulted in significant, unpredictable, and rapidly changing impacts on the United States and global economies. The COVID-19 crisis and government responses have included limiting the operations of non-essential businesses and may result in long-term harm or permanent closures impacting our customers and our vendors. While COVID-19 had a minimal impact to our first, second and third quarter 2020 financial results, Zix has taken steps to insure the resilience of our company, while protecting the email security of our customers and the health of our employees, including the following actions:

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

We have continued to provide our cloud email security, productivity and compliance solutions services to our customers and vendors during this ongoing pandemic. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. See the additional risk factor included in Part II – Item 1A “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

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

Results of Operations

Third Quarter 2020 Summary of Operations

Financial

•	Revenue for the quarter ended September 30, 2020, was $54.8 million, compared with $47.8 million for the same period in 2019, representing a 15% increase.
•

Gross margin for the quarter ended September 30, 2020, was $26.9 million (or 49% of revenues), compared with $26.4 million (or 55% of revenues) for the comparable period in 2019. The period over period margin decline as a percentage of revenues is attributable to the effect of the increasing percentage of revenue associated with AppRiver sales of Microsoft Office365 and hosted exchange products.

•	Net loss for the quarter ended September 30, 2020, was $725 thousand, compared with net loss of $1.6 million in the comparable period in 2019.
•

Net loss attributable to common shareholders for the quarter ended September 30, 2020, was $3.0 million, compared with net loss attributable to common shareholders of $3.7 million in the comparable period in 2019. The Company’s net loss attributable to common shareholders includes a deemed and accrued dividend to preferred shareholders of $2.3 million and $2.1 million for the three-month period ended September 30, 2020 and 2019, respectively.

•	Net loss per diluted share was $0.05 for the quarter ended September 30, 2020, compared with a net loss of $0.07 in the comparable period in 2019.
•	Ending cash and cash equivalents were $23.7 million on September 30, 2020, compared with $10.1 million on September 30, 2019, and $13.3 million on December 31, 2019.

Operations

•	Total billings for the quarter ended September 30, 2020, were $54.6 million, compared with $46.2 million for the same period in 2019, representing an 18% increase.
•

The annual recurring revenue value of our customer subscriptions as of September 30, 2020, was $222.3 million, compared with $200.3 million for the same period in 2019, representing an increase of $22.0 million.

•

Net cash provided by operations in the nine months ended September 30, 2020, was $24.4 million, compared with $8.0 million provided by operations for the same period in 2019, representing a $16.5 million increase.

•	As of September 30, 2020, backlog was $85.0 million, compared with $90.7 million as of September 30, 2019, representing a 6% decrease.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended September 30,		3-month Variance 2020 vs. 2019		Nine Months Ended September 30,		9-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%	2020	2019	$	%
Revenues	$54,840	$47,833	$7,007	15%	$160,611	$123,049	$37,562	31%

The increase in revenue was primarily related to AppRiver growth of $6.4 million and $34.9 million to the three and nine months ended September 30, 2020, respectively. AppRiver’s contribution to our first nine months 2019 revenue was impacted by the February 20, 2019, acquisition date, contributing $28.7 million and $66.8 million in revenue to the three and nine months ended September 30, 2019, respectively. As our Company continues to integrate our sales teams and product offerings to a single secure cloud platform, distinguishing revenue between AppRiver and legacy Zix sales is expected to become less meaningful. We are growing our revenue with continued success in our subscription-based business model with both steady additions to the subscriber base and a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the first nine months of 2020, we categorized our revenue in the following core industry verticals: 21% healthcare, 17% financial services, 3% government, and 59% as other. In the first nine months of 2019, excluding our AppRiver and Erado sales, we categorized our revenue in the following core industry verticals: 46% healthcare, 29% financial services, 7% government sector and 18% as other.

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

	As of September 30,		Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%
Annual Recurring Revenue	$222,335	$200,298	$22,037	11%

Backlog

Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of September 30, 2020, total backlog was $85.0 million, and we expect approximately 73% of the total backlog, or approximately $62.1 million, to be recognized as revenue during the next twelve months. As of September 30, 2020, the backlog was comprised of the following elements: $42.3 million of deferred revenue that has been billed and paid, $12.7 million billed but unpaid, and approximately $30.0 million of unbilled contracts. The backlog at September 30, 2020, was 6% lower than the $90.7 million backlog at the end of the third quarter 2019, and 5% lower than the ending backlog of $89.4 million at December 31, 2019. Our decrease in backlog is the result of timing of our customer contracts and our continued trend toward monthly subscriptions.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended September 30,		3-month Variance 2020 vs. 2019		Nine Months Ended September 30,		9-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of revenues	$27,928	$21,422	$6,506	30%	$82,265	$52,865	$29,400	56%

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

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended September 30,		3-month Variance 2020 vs. 2019		Nine Months Ended September 30,		9-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%	2020	2019	$	%
Research and development expenses	$5,720	$5,590	$130	2%	$16,926	$15,048	$1,878	12%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increases in the three and nine months ended September 30, 2020, compared to the same periods in 2019, resulted primarily from the increase in amortization of previously capitalized internal use software due to project completions. These increases were offset by reductions in professional fees attributable to non-capitalized development, including the completion of integration work associated with DeliverySlip, acquired in May 2019. For the nine months ended September 30, 2020, we also incurred an increase in headcount expense as compared to the same period in 2019 which is attributable to our AppRiver acquisition in February 2019.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended September 30,		3-month Variance 2020 vs. 2019		Nine Months Ended September 30,		9-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%	2020	2019	$	%
Selling and marketing expenses	$13,489	$13,312	$177	1%	$42,288	$37,323	$4,965	13%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The slight increase in the three months ended September 30, 2020, compared to the same period in 2019, was due primarily to increases in commission and headcount expense, offset by COVID-19 related reductions in travel and decrease in advertising expenditures. In addition to the items noted above, our nine-month increase is attributable to the amortization of intangible assets acquired in our acquisition of AppRiver.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended September 30,		3-month Variance 2020 vs. 2019		Nine Months Ended September 30,		9-month Variance 2020 vs. 2019
(in thousands)	2020	2019	$	%	2020	2019	$	%
General and administrative expenses	$5,324	$6,280	$(956)	(15)%	$15,770	$24,406	$(8,636)	(35)%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The decrease in the three and nine months ended September 30, 2020, compared with the same periods in 2019, resulted primarily from reduction in acquisition and integration costs associated with our acquisitions of AppRiver and of DeliverySlip, in February 2019 and May 2019, respectively. These savings were offset by additional fees associated with our acquisition of CloudAlly (see above Note 17 “Subsequent Events”) and quarter over quarter decreases in other professional fees. The Company additionally incurred COVID-19 related reductions in headcount and travel expense, offset by an increase to stock-based compensation costs including accelerated equity award vesting with voluntary terminations.

Other Income (Expense)

Our other income (expense) consists primarily of interest expense associated with our debt. In February 2019, we entered into a credit agreement with a syndicate of lenders and SunTrust Bank. During the three and nine months ended September 30, 2020, we recorded interest expense of $2.0 million and $7.2 million, respectively associated with this debt. At September 30, 2020, our outstanding debt balance was $185.7 million based on a weighted effective interest rate of 4.37% for the three months ended September 30, 2020. See above Note 7 “Long-term Debt” for additional information regarding our debt. Additionally, we recognized $132 thousand gain from partial termination of our office lease during the three months ended September 30, 2020.

Provision for Income Taxes

The provision for income taxes was a $1.2 million expense and $133 thousand benefit for the three-month periods ended September 30, 2020 and 2019, respectively, and a $244 thousand and $2.3 million benefit for each of the nine months ended September 30, 2020 and 2019, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $23.0 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our September 30, 2020, provision benefit of $244 thousand includes $76 thousand in deferred taxes and a $337 thousand tax benefit related to the return of federal Alternative Minimum Tax credits, offset by $169 thousand in state taxes then payable based on gross revenues. Our September 30, 2019, provision benefit of $2.3 million includes $2.1 million in deferred taxes and a $259 thousand benefit related to the return of federal Alternative Minimum Tax credits offset by a $87 thousand state income tax expense.

No tax penalty-related charges were accrued or recognized for the three-month periods ended September 30, 2020 and 2019. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended September 30, 2020. We are currently subject to a three year statute of limitations by major tax jurisdictions.

At September 30, 2020, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $36.7 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $30.9 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.2 million relating to temporary differences between GAAP and tax-related expense and $611 thousand relating to U.S. state income tax credits and net operating loss carryovers.

Any reduction to the $23.0 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first, second and third quarter 2020 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2019, will remain unchanged at December 31, 2020. For this reason, the Company has recognized its first, second and third quarter 2020 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. An increase or decrease to our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Income (Loss)

Our net loss for the three months ended September 30, 2020, of $725 thousand was an improvement of $886 thousand compared to our net loss of $1.6 million for the same period last year. The improvement in our net loss was primarily due to revenue growth and the completion of prior year acquisition and integration related costs associated with our AppRiver purchase, offset by current year increases in our costs of revenues, research and development, and selling and marketing activities.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, including our assessment of the COVID-19 potential impact to our Company, we believe our cash and cash equivalents, cash generated from operations, and availability under our $25 million Revolving Facility (under which $8 million was drawn as of September 30, 2020. Therefore the undrawn balance of $17 million was available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments, and restricted payments, subject to the conditions contained in the Credit Agreement) will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process and quarterly reviews, and we will continue to monitor our position to protect our Company against uncertainties related to the COVID-19 crisis.  During the first nine months of 2020, net cash provided by operations was $24.2 million, an increase of $16.2 million compared with the $8.0 million of net cash provided by operations in the first nine months of 2019. This year over year improvement is attributable to improved current year operating performance including management actions to reduce spending in response to the COVID-19 crisis, as well as from increased spending in the prior year associated with due diligence, banking and other fees associated with our AppRiver acquisition in February 2019. At September 30, 2020, our cash and cash equivalents totaled $23.7 million, an increase of $10.4 million from the December 31, 2019 balance, and we had outstanding debt of $185.7 million.

Sources and Uses of Cash Summary

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash provided by operations	$24,245	$7,951
Net cash used in investing activities	$(13,992)	$(292,450)
Net cash provided by (used in) financing activities	$18	$267,495

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first nine months of 2020 consisted of $14.0 million for capital expenditures, which includes $10.9 million in capitalized internal-use software, $2.9 million for computer and networking equipment and $0.2 million of other acquired technology. Our investing activities in the first nine months of 2019 consisted of $284.6 million, net of cash acquired, used in the acquisitions of AppRiver and DeliverySlip, and $7.9 million for capital expenditures, which include $5.0 million in capitalized internal-use software, and $2.9 million for computer and networking equipment.

Financing activities in the first nine months of 2020 include $6.0 million drawn from our Revolving Facility and $334 thousand received from the exercise of stock options. We used $2.7 million to repurchase common stock related to the tax impact of vesting restricted awards, $1.1 million for contingent consideration payment associated with our acquisition of Erado, $1.4 million for principle payments of our long-term debt, and $1.1 million for payments on our finance leases. Cash received from financing activities in the first nine months of 2019 includes $177.7 million, net of issuance costs of $6.4 million and repayment of $0.9 million, $96.6 million, net of issuance costs, raised through the private purchase of preferred stock, and $251 thousand received from the exercise of stock options. The proceeds from our debt and preferred stock issuance were used to fund our AppRiver acquisition in February 2019 and our DeliverySlip acquisition in May 2019. In addition to these items, we used $1.9 million to repurchase common stock related to the tax impact of vesting restricted awards, $1.3 million for payments on our finance leases and $3.8 million for contingent consideration payments associated with our acquisitions of Greenview and Erado.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of September 30, 2020. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$2.00 - $3.49	180,000	481	180,000	481
$3.50 - $4.99	462,010	1,754	462,010	1,754
$8.00 - $9.50	100,000	803	12,500	100
Total	742,010	$3,038	654,510	$2,335

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

We have not entered into any material, non-cancelable purchase commitments at September 30, 2020.

We have severance agreements with certain employees which would require the Company to pay approximately $5.0 million if all such employees were terminated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	17,040	$6.72	—	$—
August 1, 2020 to August 31, 2020	1,117	$7.34	—	$—
September 1, 2020 to September 30, 2020	2,222	$5.75	—	$—
Total	20,379	$6.65	—	$—

1

Of the total number of shares purchased for the one-month periods ended July 31, 2020, August 31, 2020, and September 30, 2020, respectively; 16,676 shares of Restricted Stock and 3,703 units of RSUs were withheld by us upon the vesting of outstanding Restricted Stock and RSUs. These shares and units were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock and RSUs vested during the period, which is required upon vesting.

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

ZIX CORPORATION

Date: November 9, 2020	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)