Form 10-K
period 2020-12-31
ZIX CORP
filed 2021-03-05
CIK 855612

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(214) 370-2000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class of stock	Trading Symbol	Name of each exchange on which registered
Common Stock $0.01 Par Value	ZIXI	NASDAQ

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 3, 2021, there were 57,090,291 shares of Zix Corporation $0.01 par value common stock outstanding. As of June 30, 2020, the aggregate market value of the shares of Zix Corporation common stock held by non-affiliates was $386,416,684.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2021 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Zix® (the “Company,” “we,” “our,” or “us”) is a leading cloud provider of email security, productivity and compliance solutions. Trusted by the nation’s most influential institutions in healthcare, finance and government, Zix delivers a superior experience and easy-to-use solutions for email encryption, data loss prevention (“DLP”), advanced threat protection, unified archiving, and cloud data backup. As a leading provider of cloud-based cybersecurity, compliance, and productivity solutions for businesses of all sizes, we are focused on the protection of business communication, enabling our customers to better secure data and meet compliance needs. We serve organizations in many industries, with particular emphasis on the healthcare (including multiple major hospitals and several Blue Cross Blue Shield plans), financial services (including several major U.S. Banks), and insurance and government (including the U.S. Securities and Exchange Commission (the “SEC”)) sectors.

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

The main differentiation for Email Encryption in the marketplace is our exceptional ease of use. The best example of this is our ability to provide transparent delivery of encrypted email. Most email encryption solutions are focused on the sender. They typically introduce an added burden on recipients, often requiring additional user authentication with the creation of a new user identity and password. We designed our solution to alleviate the recipient’s burden by enabling the delivery of encrypted email automatically and transparently. Zix enables transparent delivery through (1) The Directory (formerly ZixDirectory®), an email encryption community which is designed to share identities of our tens of millions of members, (2) Zix’s patented Best Method of Delivery®, which is designed to deliver email in the most secure, most convenient method possible for the recipient, and (3) policy-based encryption, which automatically encrypts and decrypts messages with sensitive content. Our Email Encryption also addresses a business’s greatest source of data loss – corporate email – with an easy, straightforward DLP approach. By focusing strictly on the risks of email, Email Encryption simplifies DLP in comparison to other DLP solutions by decreasing complexity and cost, reducing deployment time and minimizing impact on customer resources and workflow.

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

Through the acquisition of Greenview, Zix launched two new solutions in April 2017 – ZixProtectSM and ZixArchiveSM. ZixProtect is now called Advanced Email Threat Protection while ZixArchive is now called Information Archive.  Advanced Email Threat Protection defends organizations from zero-day malware, ransomware, phishing, CEO fraud, W-2 phishing attacks, spam and viruses in email with multi-layer filtering techniques. Accuracy in protecting organizations from email threats is increased further with automated traffic analysis, machine learning and real-time threat analysis.  The solution is available as a cloud-based service in a variety of bundles.  Information Archive is a low-cost, cloud-based email retention solution that easily enables user retrieval, compliance and eDiscovery. Available as a standalone or add-on solution for other products, Zix’s Information Archive includes policy-based retention, automatic indexing and flexible search capabilities for audit and legal requirements. With on-demand access through the cloud, organizations can conveniently share messages with employees, auditors and outside consultants or legal counsel, as well as revoke access when needed.

In April 2018, Zix acquired Erado, a unified archiving company. Erado strengthened Zix’s comprehensive archiving solutions with unified archiving, supervision, security, and messaging solutions for customers that demand bundled services. Erado’s long- standing focus on helping its customers comply with FINRA and SEC regulations helped further strengthen Zix’s offerings for customers with compliance requirements. This acquisition also expanded Zix’s cloud-based email archiving capabilities into more than 50 content channels, including social media, instant message, mobile, web, audio and video.

On February 20, 2019, Zix acquired AppRiver, a leading provider of cloud-based cybersecurity solutions for Small and Medium Businesses (“SMB”).  The combined company creates one of the leading cloud-based security solutions providers, particularly for the small and mid-size enterprise market. This acquisition further strengthened that alignment by bolstering our Advanced Threat Protection offerings, expanding our go-to-market channels, and providing a stronger cloud platform to drive even more value for our customers and partners.  In addition, we now can directly offer Microsoft’s substantial catalog of productivity and Microsoft Office 365 cloud email solutions.

On May 7, 2019, Zix acquired DeliverySlip, expanding our portfolio with additional email encryption, information rights management, e-signatures, and secure file sharing solutions.

On November 5, 2020, Zix acquired CloudAlly, a pioneer of enterprise-grade, software-as-a-service (SaaS) cloud backup and recovery solutions. CloudAlly provides a secure cloud data backup solution for critical business information, including backup services for Microsoft O365 cloud email, Google applications, and Salesforce.

Our business operations and service offerings are supported by the ZixData Center™, which is ISO 27001 certified SOC2 accredited and SOC 3 certified for applicable services. The operations of the ZixData Center are independently audited annually to maintain ISO 27001 certification covering numerous categories and controls and AICPA SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 report on the effectiveness of operational controls used over the audit period.

Our company was incorporated as a corporation in Texas in 1988. Originally named Amtech Corporation, we changed our name to ZixIt® Corporation in 1999 when we entered the encrypted email market. In 2002, we became Zix Corporation, and in 2017, the Company rebranded to Zix.

Overview

Security, productivity, and compliance of business communication is critical in today’s highly connected environment. Companies are deploying more devices, communicating on more channels, and enabling more remote work, all while facing more sophisticated security threats. The key to enabling companies to thrive in this dynamic environment is a secure modern workplace that protects business communication and continuity from on-premises to cloud-based services. Through the Secure Cloud platform, Zix provides email encryption, DLP, advanced threat protection, unified archiving, and cloud data backup services. This combination of cloud-based security and compliance services is further combined with Microsoft’s cloud-based productivity tools within the Secure Cloud extensible platform to provide companies with the secure modern workplace they need to meet the challenges of today.

Many security threats begin with email. Zix Email Threat Protection secures this key vulnerability in a way that’s straightforward to implement and manage. Our Email Threat Protection provides multilayered filtering that permits legitimate email while blocking malicious threats such as phishing, impersonation, malware, ransomware, and spam-type messages—all automatically. By using advanced threat protection capabilities such as machine learning, attachment sandboxing/disarm, link rewriting and time-of-click analysis, Zix protects business email from the evolving threat landscape.

Protecting email also means protecting sensitive business data in email communication. Once email leaves the secure business network environment, it can be intercepted, redirected, manipulated or exposed to unauthorized parties. Failure to control and manage such risks can result in enforcement penalties for noncompliance under numerous regulations, in addition to damaged reputation, competitive disadvantage, a loss of intellectual property or other corporate assets, exposure to negligence or liability claims, and diversion of resources to repair such damage. For example, healthcare organizations, business associates and sub-contractors are subject to the Privacy, Security, and Enforcement Rules of the Health Information Portability and Accountability Act (“HIPAA”) enacted in 1996, and as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) enacted in 2009. Financial institutions are subject to data privacy laws including the Gramm-Leach-Bliley Act (“GLBA”) enacted in 1999. These U.S. federal laws help drive the use of encrypted email. In addition, individual states and foreign countries have enacted privacy laws requiring the safeguard of personal data, and almost all states encourage email encryption by allowing exemptions from data breach notification laws.

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

Zix Email Encryption also includes our unique email data loss prevention capabilities that automatically detect sensitive data using our industry leading pre-built filters that cover many of today’s industry regulations including HIPAA, GLBA, and state privacy laws. Zix also provides the ability to build new custom filters to meet the needs of any business. Additionally, customers can define policies to determine what should be done when sensitive information is found. This can include blocking, routing, encrypting or quarantining the email. When quarantined, users and authorized administrators can review the violations to determine appropriate action.

Zix Information Archive solution provides additional compliance protection, archiving not only email communication but all types of business communication including, instant messaging, chat, social media, web and much more. The ability to collect various forms of digital business communication into a centralized archive and then easily search and collect data is critical for organizations in both regulated and non-regulated industries. Zix also provides advanced supervisory capabilities for highly regulated companies and enables the digital sharing of eDiscovery results with outside auditors and legal counsel.

A comprehensive data protection plan is more important than ever as companies around the world are focusing on cybersecurity, particularly for their remote workforce. To help companies address this, Zix has added a Cloud Data Backup service through the acquisition of CloudAlly. Our Cloud Data Backup enables the secure backup and recovery of cloud services such as Microsoft Office 365 and Sharepoint, Google Workspace, Salesforce, Dropbox and more. Our backup and recovery capabilities include automated or on-demand backup and non-destructive restore.

Zix also enables both customers and partners to manage their Zix security and compliance services through our world-class Secure Cloud platform. Secure Cloud provides a centralized management platform where Zix services can be accessed. As a true multi-tenant environment, partners can add services and manage their customers, while integrating Secure Cloud with their own back office systems.

By combining our solutions, as well as selling Microsoft productivity and email solutions, Zix makes it possible for customers to build a secure modern workplace that protects their business communication. Zix provides security, productivity and compliance in an easy to implement and manage cloud service.

Competition

The most significant differentiators for Zix as compared with our competition is ease of use and exceptional support. We are best known for our superior ease of use with transparent delivery of encrypted email messages. We are able to deliver transparent email encryption as a result of The Directory and Best Method of Delivery capabilities of our Email Encryption. The Directory is a global “white pages” enabling transparent secure communications with other Email Encryption customers using our centralized key management system and overall unique approach to implementing encrypted email. Our patented Best Method of Delivery (BMOD) automatically identifies the best method of encrypting an email to provide the highest security and ease-of-use to each user. BMOD can deliver encrypted email using a variety of encrypt technologies including S/MIME, TLS, “push” delivery and secure portal “pull” delivery mechanisms.

Our exceptional support is another area that differentiates Zix from the competition. Zix focuses on ensuring every step of the experience for both customers and partners is smooth and easy. For example, new customers are provided with white glove treatment to ensure their initial implementation and setup goes smoothly. Customers also have direct access to our threat analysts to obtain help, which provides peace of mind as the threat landscape evolves. Customers have access to Zix via phone or email night-and-day to address any questions or concerns.

We view our primary competitors in the email security space to be Proofpoint, Mimecast, and Barracuda Networks. Technically, while these companies also offer advanced threat protection, encrypted email and archiving, we believe that Zix offers superior customer service and ease-of-use not matched by the competition. Nevertheless, some of these competitors are large enterprises with substantial financial and technical resources that exceed ours. We are also competing against (a) other value-added cloud distributor platforms such as PAX8, Datto, and Sherweb; and (b) other providers with product offerings that compete with products in our portfolio such as Virtru (known for email encryption), Agari (known for threat protection), Smarsh (known for archive), and Veeam (known for cloud data backup).  In addition, while our products provide an additional layer of protection, some customers settle for the email security features and customer support offered by Microsoft for its Office 365 email solution.

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

Expanded privacy regulations at the state-level and in international jurisdictions, such as the EU General Data Protection Regulation (“GDPR”), serve as additional regulatory drivers for our product offerings.

In choosing an email security provider, companies are influenced by the solutions chosen by their regulators. Our customers include the federal regulators in the FFIEC as well as state banking regulators. Our service has been a recommended solution of the Conference of State Bank Supervisors, whose members regulate state-chartered banks across the U.S.

Sales and Marketing

We sell our email encryption, DLP, advanced threat protection, unified archiving, and cloud data backup services through a direct sales force that focuses on larger businesses and a telesales force that focuses on small to medium-sized accounts. We also use a network of resellers and other distribution partners, including other managed service providers (“MSP”) seeking security, productivity, and compliance offerings. Approximately 76% of our new business transacted in 2020 resulted from our partner relationships. As of December 31, 2020, we had nearly 5,000 monthly transacting MSP partners.

Research and Development

We incurred research and development (“R&D”) expenses of $22.8 million, $20.4 million, and $11.3 million for the twelve-month periods ended December 31, 2020, 2019, and 2018, respectively.

Over the course of 2020, we continued to make investments toward strengthening and expanding our platform and service portfolio. We completed initial development of and introduced the Secure Cloud multi-tenant infrastructure with fully integrated new and refreshed versions of encryption, unified archiving, secure file sharing, and advanced threat protection. We released a new Microsoft Teams connection for use with the Archiving subsystem. We integrated into Secure Cloud Comprehensive Reporting, Security Information and Event Management (SIEM), Professional Services Automation (PSA) interface provisioning capabilities and Mailbox Security Auditing. We designed service components to be flexibly configured and integrated with productivity services, such as Microsoft Office 365 mailboxes or offered separately. The closing months of the year saw us working on features related to expansion efforts, such as enabling multiple languages support and data residency outside of the US.

This year, we also developed Advanced Email Encryption for Secure Cloud, providing the full best-in-class suite of Zix Encryption features to Secure Cloud including our next-generation cloud-native multi-tenant DLP Quarantine service. Advanced Email Encryption provides senders and supervisors detailed information about policy decisions which caused an email to encrypt, helping promote compliance awareness and flagging potential compliance issues. It is designed to work seamlessly with other Security, Compliance, and Productivity Secure Cloud subsystems, with a focus on ease of provisioning.

Over the closing months of the year, we developed reusable design constructs that connect Secure Cloud with legacy Zix Encryption services.  This creates a path for our loyal encryption customers to add new Secure Cloud capabilities through a single management interface that requires minimal service support engagement. We began developing a new, distributed Enterprise Bus backbone for Secure Cloud that promises to link future Lifecycle Management, Customer Tech Touch, Distributed Learning and Business Intelligence, Data Warehouse and other advanced service intelligence functions by way of an API-enabled open architecture.

Intellectual Property

We depend upon our ability to develop, maintain and protect our proprietary technology and our related intellectual property rights. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology and related property rights and to defend against infringement and/or misappropriation claims from others. As of December 31, 2020, we owned 48 U.S. patents with various expiration dates through 2036, and 10 pending U.S. applications. We have a program to file applications for and obtain patents and trademarks in the United States and in specific foreign countries where we believe filing for such protection is appropriate. While intellectual property rights are generally important to our business, we do not believe that our business is dependent on any single item of intellectual property, or that any single item of intellectual property is material to the operation of our business. Rather, we believe that our intellectual property rights provide us with a competitive advantage, and from time to time we have taken steps to enforce our intellectual property rights as a means of protecting that competitive advantage.

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

Human Capital

         As of December 31, 2020, we had 543 employees. The majority of our employees are located in Gulf Breeze, Florida and Dallas, Texas. Our employees and our culture are a critical component of the success of Zix. We continually invest in our global workforce. The Company’s key human capital management objectives are to attract, retain and develop the highest quality talent and put them in a position to do their best work. To support these objectives, the Company’s human resources programs are designed to recruit and develop talent to prepare them for future roles and leadership positions.  We strive to reward and support employees through competitive pay, benefit, and perquisite programs.  We work to improve the Company’s culture to create a high-performing, diverse workforce. We believe that engaged employees are a key element that differentiates Zix in the market. It is our employees who provide solutions for our partners and customers that empower them as they work to enable secure, compliant workplaces for their customers and employees. As of December 31, 2020, we had approximately 543 full-time employees located globally, of which approximately 92% were located in the United States and 8% were in our international locations.

         Fostering a work environment that is culturally diverse, inclusive and equitable is a major focus for us. While we have made progress, we still have more work to do. We have a four-pronged strategy to become more diverse over time by (1) attracting diverse talent , (2) onboarding and integrating new hires through our orientation program, which informs new hires how we are a caring, learning and results driven organization, (3) providing training to create an inclusive learning-oriented workplace for all employees, and (4) providing development programs for all colleagues with a focus on professional career growth and mentorship opportunities.

       We care about the health and well-being of our employees and their families. We offer a broad package of employment benefits including comprehensive health insurance, competitive leave and paid time-off policies, and retirement support. Employees have access to a host of other benefits related to mental health, fitness, and other facets of employee care. We also provide qualified employees an education stipend and reimbursements for schooling, training, and obtaining certifications. In addition, we have a program for formally recognizing and providing a monetary award to employees who file new U.S. patents.

     In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes enabling the vast majority of our employees to work from home and enhancing a number of capabilities to support them through the challenges arising from the COVID-19 pandemic. These enhancements include offering flexible schedules, providing equipment and supplies for home office use, and work-life balance adjustments for those with young children or other dependents at home.

Compliance with Environmental Regulations

We have a governance process for identifying and managing environmental risks and opportunities, including climate related risks and opportunities. Given the nature of our business and operations, we have not incurred, and do not expect to incur, any material expenditures or obligations related to environmental compliance issues.

Governmental Contracts

We have contracts with many local, state and federal agencies and regulators, which in the aggregate contributed approximately 3% of our annual revenue in 2020.

Significant Customers

In each of 2020, 2019, and 2018, no single customer accounted for 10% or more of our total revenues.

Backlog

Our backlog is comprised of contractual commitments that we expect to recognize as revenue in the future. Our backlog was $83.4 million at December 31, 2020, compared to $89.4 million at December 31, 2019.

As of December 31, 2020, our backlog is comprised of the following elements: $41.5 million of deferred revenue that has been billed and paid, $12.9 million billed but unpaid, and approximately $29.0 million of unbilled contracts. The decline in backlog resulted from the shortening of the average term of our contracts from a multi-year to an annual commitment or to a monthly billing and subscription model.

The backlog is recognized into revenue ratably as the services are performed. Approximately 75% of our total backlog at December 31, 2020, is expected to be recognized as revenue during the next twelve months.

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

Geographic Information

Our operations are primarily based in the U.S., with approximately 8% of our employees located internationally, predominantly in Israel, Canada and the United Kingdom. We did not have significant dependencies on any other foreign countries as of December 31, 2020. While the vast majority of our revenues are sourced in the U.S. and all significant corporate assets at December 31, 2020 were located in the U.S., we host data in foreign countries, such as the United Kingdom and Switzerland, and are planning to increase our international footprint in the United Kingdom and European Union for further revenue growth in those geographic areas.

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

Risks Related to our Business

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and cash flows.

Our business and financial results may be negatively impacted by health epidemics, pandemics, and similar outbreaks. The ongoing global COVID-19 pandemic has had and may continue to have negative impacts on our business, including causing volatility in demand for our products, changes in customer behavior and spending patterns, disruptions in the operations of our global third party suppliers and business partners, limitations on our employees’ ability to work and travel, as well as significant changes in the economic and/or political conditions in the markets in which we operate. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances. Despite our ongoing efforts to manage these impacts, the ultimate effect of the COVID-19 pandemic or any similar health epidemic, pandemic or outbreak on us depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and federal, state, local and foreign governmental actions taken to contain the spread and mitigate its public health effects.

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

Our business relies on securing new customer subscriptions and subscription renewals from existing customers and, because we recognize subscription revenue over the term of the applicable customer agreement, a decline in subscription renewals or new service agreements may not be reflected immediately in our operating results.

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

Additionally, we have experienced, and expect to continue to experience, some level of attrition with existing customers and we may not maintain historical subscription rates, and we may be unable to accurately predict our customer renewal rates. Although we have historically retained approximately 90% of our recurring revenue on an annual basis, there has been some sustained decline in such retention in certain service areas and our customers’ renewal rates may further decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our products and technical support services, customer merger or acquisition activity, customer budgets, the pricing of our products compared with those offered by our competitors, technology trends, the prevailing regulatory regime and general market conditions. If new subscriptions or subscription renewals decline from their current levels, our revenue or revenue growth may decline, and our business may suffer which could have a materially adverse effect on our financial performance.

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

We are dependent on our networks and data centers to provide our products and services. Due to the nature of the products and services we provide and the sensitive nature of the information we collect, process, store, use and transmit, we might be targets of cyber-attacks from unauthorized parties attempting to penetrate our networks and data centers.  We are also susceptible to inadvertent data protection breaches, computer viruses and other similar disruptions from process, coding or human error that could harm our networks and data centers. Our business depends on customers having and maintaining confidence that we provide effective network and security protection. To reduce the risk of a successful cyber-attack or similar event, we have implemented significant physical and logical security measures to detect, identify and mitigate threats as well as to monitor for and respond to potential breaches and incidents. Despite these security measures, we may be unable to anticipate malicious techniques or implement adequate measures to prevent an intrusion and our networks and data centers may remain vulnerable. We may not be able to correct a security flaw or particular vulnerability promptly, or at all. Further efforts to limit the ability of malicious third parties to disrupt or undermine our security efforts may be costly to implement and may not be successful. Also, many of our products are cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. The risk that these types of events could seriously harm our business has increased as we have expanded the number of cloud-based products we offer and begun operating in more countries. Despite the implementation of security measures, if a cyber-attack or other breach of security occurs, or is perceived to have occurred, in our internal systems or at our data centers and networks, it could cause negative publicity, interruption of our services, damage to our reputation, unauthorized disclosure of our customers’ confidential or proprietary information (including personally identifiable information), disclosure of our intellectual property, disclosure, modification or removal of our confidential or sensitive information, theft or unauthorized use or publication of our trade secrets, loss of customers, lost revenue and increased expense (including potentially indemnification or warranty costs), any of which could have a material adverse effect on our business, financial condition and financial results.

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

Material components of our business employ public key cryptography technology and other encryption technologies to encrypt and decrypt sensitive data. The security afforded by encryption depends on the strength of the private key, which is predicated on the assumption that it is very difficult to mathematically derive the private key from the related public key. Successful decryption of intercepted encrypted email, or public reports of successful decryption, whether or not true, could reduce demand for our products and services. As new methods or technologies, such as quantum computing, make it easier to derive the private key from the related public key, the security of encryption services using public key cryptography technology could be impaired and our products and services could become less marketable. That could require us to make significant changes to our products and services, which could increase our costs, damage our reputation, or otherwise harm our business. Any of these events could reduce our revenues, increase our expenses and materially adversely affect our business, financial condition and financial results.

Our business depends substantially on our data center facilities, public cloud services from Amazon and Microsoft, and other systems and infrastructure provided by third parties, and their unreliability or unavailability for a significant period could cause us to lose customers and could negatively affect our business, financial condition and financial results.

Our business relies on third-party suppliers of computer, cloud and telecommunications infrastructure to provide our products and services through the global internet and to provide network access between our data centers, our customers and end-users of our products and services. Much of the computer and communications hardware upon which our businesses depend is located in our data center facilities in North America and Europe. In addition to our data centers, as our business has grown, we have increased the use of co-located data centers managed by third parties to support our computer and communications hardware. If we are unable to maintain our contractual relationships with existing co-located data center providers or establish new contractual relationships with co-located data center providers on favorable terms, or at all, we could be required to move our equipment to a new facility and may experience delays, increased costs or downtime for our customers. Our company-owned and co-located data centers might be damaged or interrupted as a result of numerous factors, many of which are beyond our control, including epidemics, fire, flood, hurricanes, natural disasters, climate change (such as sea level rise, drought, and increased storm severity), power loss, mechanical failure, telecommunications failure, break-ins, cyber-attacks, sabotage, vandalism, earthquakes, terrorist attacks, hostilities or war or other events. Computer viruses, equipment failure, denial of service attacks, and similar disruptions affecting the internet, infrastructure supplied by third parties or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Problems affecting our data center operations or the networks on which we rely, whether or not in our control, could result in loss of revenues, increased expenses, failure to achieve market acceptance, diversion of resources, injury to our reputation, liability and increased costs, and may cause our customers to terminate or elect not to renew their agreements. We do not carry sufficient insurance to compensate us for all losses that may occur as a result of any of these events. Though our products generally tolerate isolated supplier failures, the occurrence of any of these events, including multiple supplier outages or problems, could materially adversely affect our business, financial condition and financial results.

In addition, we use various communications service suppliers and the global internet to provide network access between our data centers, our customers and end-users of our products and services. If those suppliers do not enable us to provide our customers with reliable, real-time access to our systems, we may be unable to gain or retain customers. These suppliers periodically experience outages or other operational problems as a result of internal system failures or external third-party actions. They might be damaged or interrupted as a result of numerous factors, many of which are beyond our or their control, including fire, flood, hurricanes, natural disasters, climate change (such as sea level rise, drought, and increased storm severity), power loss, mechanical failure, telecommunications failure, break-ins, cyber-attacks, sabotage, vandalism, earthquakes, terrorist attacks, hostilities or war or other events. Computer viruses, equipment failure, denial of service attacks, and similar disruptions affecting the internet, infrastructure supplied by third parties or our systems might cause service interruptions, delays and loss of critical data, and could prevent us from providing our services. Further, striving to protect email recipients from phishing and other exports, such suppliers email and web page security protection systems outside of our control may randomly and inadvertently delay or block important customer email streams or interfere with linkages between emails and web page access. Though our products generally tolerate isolated supplier failures, multiple supplier outages, problems providing reliable, real-time access or inadvertent delays or blocking of access could materially adversely affect our business, financial condition and financial results.

Development of our products depends on software service and maintenance and information systems provided by third parties, and their unreliability, system failures, interruptions or breaches of security could cause us to lose customers and could negatively affect our business, financial condition and financial results.

We rely on third-party contractors, often located outside of the U.S., to perform certain services and maintain our software and develop our products. If we are unable to maintain our contractual relationships with existing third parties that facilitate our business or establish new contractual relationships with third parties that facilitate our business on favorable terms, or at all, it could adversely affect our ability to provide products and services to our customers. The third parties upon which we rely may fail to operate properly or experience operational disruption, failure, termination, or capacity constraints which might cause service interruptions, delays and loss of critical data, and could prevent us from timely development of our products or from providing our services. Such parties could also be the source or cause of an attack on, or breach of, our operational systems, data or infrastructure. Problems with respect to such third parties, whether or not in our control, could result in loss of revenues, increased expenses, inability to bill our customers, failure to achieve market acceptance, diversion of resources, injury to our reputation, liability and increased costs, and may cause our customers to terminate or elect not to renew their agreements.

Our failure to keep pace with rapid technology changes could have a negative impact on our business, financial condition and financial results.

The markets for our products and services are characterized by rapid technological developments and frequent changes in customer requirements. We must continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, to keep pace with these developments. We must ensure that our products and services address evolving operating environments, devices, industry trends, certifications and standards. We also may need to develop products that are compatible with new operating systems while remaining compatible with existing, popular operating systems. We spend considerable resources on technology research and development. In addition, we are also focused on addressing new and accelerating market trends, such as the continued decline of on premise email security and advance threat protection solution(s) and the continued transition towards cloud-based solutions, which requires us to continue to improve our product and service offerings. We may experience delays in the anticipated timing of activities related to our efforts to address these challenges and higher than expected or unanticipated execution costs. Our failure to introduce new or enhanced products on a timely basis, to keep pace with rapid industry, technological or market changes or to gain customer acceptance for our new and existing products and services, such as Advanced Threat Protection, could have a material adverse effect on our business, financial condition and financial results.

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

The markets in which we compete are characterized by rapid change and converging technologies and are very competitive. With rising demand for private and secure email communications, there is strong competition for our products and services. Our Email Encryption, Threat Protection, Archive, Data Loss Prevention, Information Archive, and Information Backup business competes with products and services offered by companies such as Barracuda Networks, Proofpoint, and Mimecast. Strong competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Our competitors may develop products and services that are perceived by customers as equivalent to, or having advantages over, our products and services. We are also competing against other value-added cloud distributor platforms such as PAX8, Datto, and Sherweb, and our ability to maintain our managed service provider partners is dependent on our success in successfully competing with such competitors.  Other competitors include companies with product offerings that compete with products in our portfolio such as Virtru (known for email encryption), Agari known for threat protection), Smarsh (known for archive), and Veeam (known for cloud data backup). In addition, Microsoft, one of our main partners, also creates products that they offer on their own that may compete with us, including encryption services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Barriers to entry are relatively low, and new ventures are often formed that create products and platforms competitive with our products and platforms. Further, a large player such as Microsoft could make additional substitute products and services and bundle them with their basic products and services, such as Office 365.  Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

We rely on marketing efforts of our direct sales force and indirect sales channels to promote our brand and acquire new customers. If we do not effectively expand and train our sales force or lose access to these channels, we may be unable to add new customers or increase sales to our existing customers and our business may be negatively affected.

We rely on our direct sales force, our MSP partners and a variety of channels, including online keyword search, television, email and social media marketing, to promote our brand, to obtain new customers and to sell additional solutions to our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require and our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. If we lose access to one of more of our marketing channels, either because the costs of advertising become prohibitively expensive or we change our marketing practices, or for other reasons, we may become unable to promote our brand effectively, limiting our ability to grow the business. Our marketing channels and our recent and planned hires may not become as productive or cost-effective as we expect in generating traffic to our website, attracting customers and renewing sales of our products. If we are unable to hire and train sufficient numbers of effective sales personnel or maintain access to sufficient channels, or the sales personnel and marketing channels are not successful in obtaining new clients or increasing sales to our existing client base, our business will be harmed.

We enlist MSP’s and other third-party distributors and resellers to market our products and services, and our failure to succeed in those relationships could negatively affect our business, financial condition and financial results.

We distribute a significant percentage of our products and services by entering into alliances with third parties, including MSP’s and other third-party distributors and resellers (collectively referred to as “distributors), who can offer our products and services along with their own or our competitors’ products and services. Increased reliance on third parties to market and distribute our products and services exposes us to a variety of risks. For example, we have limited control over and visibility into the sales cycles of third-party distributors, which could increase the length of our sales cycle, cause our revenue to fluctuate unpredictably and make it difficult to accurately forecast our revenue. Further, our distributors’ operations may also be negatively impacted by other effects the COVID-19 pandemic is having on the global economy, such as increased credit risk of end customers and uncertain credit markets. In addition, we may not succeed in developing or maintaining marketing alliances. Companies with which we have distributorship or marketing alliances may in the future discontinue their relationships with us, form alliances with our competitors, or develop and market their own products and services that compete with ours. If a significant distributor were to discontinue its relationship with us, we could experience an interruption in the distribution of our products and services and our revenues could decline. Our failure to develop, maintain and expand strategic distribution relationships could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

Our relationship with Microsoft is non-exclusive and our failure to effectively manage and maintain this relationship or to successfully compete with other providers of Microsoft could negatively affect our business, financial condition and financial results.

Because we provide our products to customers with Microsoft products, including Office 365, as well as the fact that a significant portion of our revenue is reliant on Microsoft products, Microsoft has a significant direct and indirect influence on our business. If we do not maintain our relationship with Microsoft as a reseller, or if they decide to stop utilizing resellers in distribution of their products, make an adverse change in their reseller program, change their product offerings or experience a major cyber-attack or similar event, it could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

We have acquired and expect to continue to acquire new products and technology, as well as customers, through acquisitions. The success of our future acquisition strategy will depend on our ability to identify suitable acquisition candidates, negotiate on favorable terms, successfully complete and fully integrate such acquisitions. We may have to pay cash, incur debt or issue equity securities to pay for future acquisitions, each of which could adversely affect our financial condition or the value of our common stock. Equity issuances in connection with potential future acquisitions may also result in dilution to our stockholders. Acquisitions are inherently risky, and any acquisition we complete may not be successful. Acquisitions we pursue, including our recent AppRiver, DeliverySlip, and CloudAlly acquisitions, involve numerous risks, including the following:

•

difficulties in integrating and managing the operations and technologies of the companies and assets we acquire, including the diversion of management’s attention from normal daily operations of our business;

•	difficulty and high costs associated with management and disposition of legacy non-core products and services;
•

our inability to maintain or changes in relationships with the key customers, the key employees, the key business relationships and the reputations of the businesses and products we acquire and the migration to our own products and solutions, particularly with travel limitations during the COVID-19 pandemic;

•	difficulties in predicting or achieving synergies and cost savings between our existing businesses and acquired businesses;

•

our responsibility for the liabilities of the businesses we acquire, including liabilities arising out of their failure to operate correctly, maintain effective data security, data integrity, disaster recovery and privacy controls prior to acquisition, or their infringement or alleged infringement of third-party intellectual property, contract or data access rights prior to acquisition, tax liabilities, litigation claims from terminated employees, customers, former stockholders or other third parties and other known or unknown liabilities; and

•

delays in our ability to implement internal standards, controls, procedures and policies in the businesses we acquire increasing our vulnerability to network attacks security incidents, or similar events, particularly when onboarding and training processes are remote or online programs as a result of the COVID-19 pandemic.

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

We might not be able to fully realize our deferred tax assets (including our NOL’s).

As of December 31, 2020, we had deferred tax assets, primarily consisting of U.S. federal tax net operating loss (“NOL”) carryovers, of $57.9 million, against which we provided a valuation allowance of $25.2 million, reflecting the estimated value of that portion of our NOL’s and other deferred tax assets we currently believe we cannot use. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income to utilize our NOL carryovers before they expire. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.  In addition, the value of our deferred tax assets and liabilities are dependent upon the tax rates and other tax laws expected to be in effect at the time they are realized. A change in U.S. federal corporate tax rates or other tax laws impacting NOL carryovers would change the value of our deferred taxes, which could be material.

Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of NOLs and other pre-change tax attributes (such as tax credits) that may be used to offset taxable income (and reduce taxes) of a corporation that has undergone a “Section 382 ownership change.” A Section 382 ownership change generally occurs if one or more shareholders (or groups of shareholders) that are each deemed to own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. As of December 31, 2020, we have not experienced a Section 382 ownership change. Therefore, our utilization of NOL carryforwards was not then subject to an annual limitation. While we are continually monitoring changes in ownership of our stock, many such changes are not within our control and we can provide no assurance that a Section 382 ownership change will not occur. If we were to experience a Section 382 ownership change in the future as a result of subsequent shifts in our stock ownership, our ability to use our pre-change NOLs to offset future taxable income (and pre-change tax credits to offset future federal income tax liability) may be subject to limitations, which could potentially result in increased future tax liability to us. In any case, our NOL and tax credit carryforwards are subject to review and potential disallowance upon audit by the tax authorities.

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

After implementing our product offerings, customers depend on our customer service and support team to quickly resolve any issues relating to those offerings. Further, as we continue to broaden our portfolio of solutions and increase the size of our customer base, the customer service issues have become more complex and we must continue to adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. Notwithstanding our commitment to customer support, our customers will occasionally encounter defects or “bugs” that can interfere with expected operations or introduce security vulnerabilities that can lead to unauthorized use or data loss and other technical challenges and it is therefore critical we are there to provide ongoing, high-quality support to help our customers. Further, while we are working to update our technical infrastructure, our customer service and support teams are not generally automated, which could lead to manual, individual user errors. If we do not provide effective ongoing customer service and support, our ability to sell our products to new and existing customers could be harmed, and our subscription renewal rates and cross-selling of our products may decline, any of which could have a material adverse effect on our reputation, business, financial condition and financial results.

If our cloud platform does not interoperate with our customers’ network and security infrastructure or with third-party products, websites or services, our cloud platform may become less competitive and our results of operations may be harmed.

Our cloud platform must interoperate with our customers’ existing network and security infrastructure. These complex systems are developed, delivered and maintained by the customer and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. We must be able to interoperate and provide our security services to customers with highly complex and customized networks, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when new or updated elements of our customers’ infrastructure or new industry standards or protocols, such as IPv6, are introduced, we may have to update or enhance our cloud platform to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our cloud platform to function properly in customer networks that include these third-party products.

If we fail to maintain compatibility of our cloud platform and products with our customers’ network, cloud services, and security infrastructures, our customers may not be able to fully utilize our solutions, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our services, which would materially harm our business, operating results and financial condition.

Our transmission and storage of personally identifiable information, including the personal data of European data subjects and other confidential information, and the potential for inadvertent exposure of PII or CI by us or our partners, could cause us to violate data privacy laws or lose customers and could negatively affect our business, financial condition and financial results.

We transmit and store large amounts of personally identifiable information (“PII”) about individuals, which may include healthcare or financial information, and other confidential information (“CI”). In addition, our reseller and distribution partners have access to customer data through our platform to provide service to end-customers. Data privacy and protection is highly regulated in many jurisdictions and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us that encrypt users’ data to ensure access to such data by law enforcement authorities. Although we have established, and continue to develop and enhance, security measures and controls to help protect against unauthorized disclosure of such PII and other CI and comply with applicable laws, an inadvertent disclosure of, or unauthorized third-party access to, PII or CI, or failure to comply with applicable laws could disrupt our operations, damage our reputation and subject us to claims, fines or other liabilities. Further, while we have a two-factor authentication and other security measures and controls in place on our platforms and portals and are engaging in a campaign to increase awareness and use of such security measures and controls, our reseller and distribution partners may choose to not utilize such security measures and controls increasing the risk of an in inadvertent disclosure of, or unauthorized third-party access to, PII or CI, which could disrupt our operations, damage our reputation and subject us to claims, fines or other liabilities

In addition, our processing and storage of certain types of data is subject to confidentiality agreements with our clients and handling PII is increasingly subject to a variety of changing privacy and data security regulations around the world. For example, the collection and use of personal data in the European Union is governed by the General Data Protection Regulation, or GDPR, which became effective in May 2018. GDPR also maintains the European Union’s strict rules limiting the transfer of personal data out of the European Economic Area. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. GDPR imposes substantial potential fines for violations and increased our responsibility and liability in relation to personal data that we process. We historically relied upon the EU-U.S. Privacy Shield frameworks, and the use of certain standard contractual clauses approved by the European Commission, to address these requirements. In July 2020, the CJEU, Europe’s highest court, held that the EU-U.S. Privacy Shield was invalid, and imposed additional obligations in connection with the use of contractual clauses governing cross-border transfers of personal data. As a result, we may need to implement different or additional measure to establish or maintain legitimate means for the transfer and receipt of personal data from the European Union to the U.S. If the measures we implement are later determined to be insufficient, we may face enforcement actions by data protection authorities. Further, the recently enacted California Consumer Privacy Act (CCPA), which took effect in January 2020, provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. The GDPR and CCPA are just examples of privacy regulations that are emerging in locations where we operate. Such laws and privacy regulations may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our products, possibly in a material manner, stop offering certain products and could limit our ability to develop and implement new product features.

Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cyber security requirements, including additional regulatory expectations for oversight of vendors and service providers.

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

Any inability by us or our partners to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, could result in additional costs and liability to us, damage our reputation, inhibit sales, and harm our business. Furthermore, any inadvertent disclosure of, or unauthorized access (including due to a cyber-attack) to, PII or other CI or other failure by us to comply with data privacy requirements could subject us to significant penalties, damages, remediation and other expenses, and damage our reputation, any of which could have a material adverse effect on our business, financial condition and financial results.

Problems with protecting, enforcing and defending our intellectual property rights, and the potential that we could be found to infringe the intellectual property rights of others could negatively affect our business, financial condition and financial results and be disruptive and expensive to our business.

We rely on a combination of contractual rights, trademarks, trade secrets, patents and copyrights to establish and protect intellectual property rights and other proprietary rights in our products and services. These intellectual property rights or other proprietary rights might be challenged, invalidated or circumvented and may not prevent the misuse, theft or misappropriation of our proprietary information. We may choose not to seek patent or trademark protection for certain innovations or not to pursue patent or trademark protection in certain jurisdictions, and may choose to abandon patents and trademarks that are no longer of strategic value to us. The process of obtaining patent and trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent and trademark applications at a reasonable cost or in a timely manner.

Despite our efforts to protect our proprietary information, competitors may inappropriately incorporate our intellectual property rights or other proprietary technology into their products or hire our former employees who may misappropriate our intellectual property rights or other proprietary technology. Policing unauthorized use of our proprietary information is difficult, expensive and time-consuming, particularly in some jurisdictions which may not provide adequate legal protection of our intellectual property rights or other proprietary technology and where mechanisms for enforcement of intellectual property rights may be weak. As we continue to grow our international business, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

Some of our products include third-party intellectual property, which may require licenses for our use. For example, a significant portion of the revenue generated by our Erado business is dependent on the licensing of certain electronic message API’s, such as those made available by LinkedIn Corporation, SMS providers, Facebook, and other social media channels, and a significant portion of the revenue generated by our business is dependent on the licensing of Microsoft products such as Office 365. We also rely on the licensing of certain third-party APIs with respect to our billing systems for customers. Based on past experience and industry practice, we believe that such licenses can be obtained on reasonable terms; however, there can be no assurance that we will be able to obtain or maintain the necessary licenses for new or current products on acceptable terms or at all. Changes in the terms of such licenses may decrease our product margins and our failure to obtain or maintain such licenses may limit our ability to sell our products, either of which could have a material adverse effect on our business, financial condition and financial results.

We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity.

From time to time, we are a party to or otherwise involved in legal proceedings, claims and litigation, law enforcement investigations and other legal matters, both inside and outside the U.S., arising in the ordinary course of our business or otherwise. We are currently subject to legal proceedings, claims, and litigation involving our business, and additional claims may arise in the future. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. If a legal proceeding is resolved against us, it could result in significant damages, and if our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

We may fail to recruit, retain and motivate key personnel, which could impair our ability to meet key objectives.

Our success depends on our ability to attract, retain and motivate highly-skilled technical, managerial, sales, and marketing personnel, to promote and maintain a diverse and inclusive workforce and to maintain our corporate culture. Competition for these personnel is intense and there is high demand for employees who have highly technical skills and experience, increasing difficulty in recruiting, hiring and retaining such key employees and maintaining our corporate culture to continue to foster innovation, creativity, diversity, collaboration, loyalty and a customer-centric focus. As our product offerings have increased, our need for additional highly-skilled technical, managerial, sales and marketing personnel has only increased, and our inability to retain such personnel could be difficult, time-consuming and expensive. In addition, COVID-19 and work from home policies have increased the competition for such personnel and there is no guarantee that we can effectively transition our employee onboarding and training processes to remote or online programs during the COVID-19 pandemic and efficiently integrate these new hires into our organization. Although we have entered into employment agreements with certain key personnel, our employees generally work for us on an “at-will” basis, which means they may terminate their employment with us at any time and, as highly skilled and experienced personnel, would be difficult to replace. Changes in key personnel may be disruptive to our business. Volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, many of whom are compensated, in part, based on the performance of our stock price. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel could make it difficult to meet key objectives and could negatively affect our business, financial condition and financial results.

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

As a result of our increasing international operations, we could be adversely affected by additional risks, including violations of the United States Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

Over the last several years, we have expanded into more markets outside of the U.S., including through our acquisition of AppRiver and CloudAlly. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, which could negatively impact our bookings and operating results. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including language barriers, cultural differences, geographic dispersion of our customers and personnel, compliance with foreign laws, greater difficulty in enforcing contracts, greater risk of unexpected change in regulatory practices, tariffs, trade disputes and tax laws and treaties, increased exposure to foreign currency risk and the potential for political, social or economic unrest, terrorism, hostilities or war. In addition, the expansion of our existing international operations and entry into additional international markets has required and will continue to require significant management attention and financial resources. In particular, we have invested, and intend to continue to invest, in product marketing, infrastructure and personnel to support our international expansion efforts. These and other factors associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition. Given the risks associated with our international operations, we may decide to relocate international operations either to other foreign countries or domestically. Any such relocation would require significant management attention and financial resources, could adversely affect our business, operating results and financial condition, and may not prove to be successful.

Further, the United States Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the U.S., including in developing countries, could increase the risk of such violations. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in a material adverse effect on our reputation, business and financial results.

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

In February 2019, we entered into a credit agreement with the lenders party thereto under which we established (i) a senior secured term loan facility in an aggregate principal amount of $175 million, (ii) a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million and (iii) a senior secured revolving credit facility in an aggregate principal amount of $25 million. In November, 2020, we amended our Credit Agreement to, among other things, borrow under an incremental $35.0 million term loan (collectively, the “Credit Facilities”). The Credit Facilities are guaranteed by certain wholly-owned subsidiaries of Zix. The Credit Facilities are secured by substantially all assets of Zix and the guarantors, subject to certain customary exceptions. The Credit Facilities will mature in February of 2024. The incurrence of this indebtedness could have adverse consequences, including the following:

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

Optional prepayments of borrowings under the Credit Facilities will be permitted at any time, without premium (other than customary LIBOR breakage costs). We must prepay the term loan facility in equal quarterly installments of $551,332 on the last day of each March, June, September and December until maturity in February of 2024. In addition to other customary mandatory prepayment requirements, the term loan facility requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce as Zix’s total net leverage ratio decreases. We depend on cash on hand and cash flows from operations to make scheduled debt payments. To a significant extent, our ability to do so is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business may be adversely affected.

The interest rate on our Credit Facilities will float over time and is currently LIBOR plus 3.0%, with future step downs in the interest rate margin as our total net leverage reduces. The floating rate nature of this interest rate exposes us to interest rate risk. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense even though the amount borrowed remains the same.

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

Our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and investment agreement restrict our ability to incur certain indebtedness which limits our flexibility in operating our business.

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

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our solutions;
•	continue to expand our sales and marketing and research and development organizations;
•	repay or refinance our existing debt;
•	acquire complementary technologies, solutions or businesses;
•	expand operations, in the U.S. or internationally;
•	hire, train and retain employees; or
•	respond to competitive pressure or unanticipated working capital requirements.

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

The Investor holds approximately 26% of our outstanding voting capital stock based on the number of shares of common stock and convertible Series A Preferred Stock outstanding as of March 3, 2021, on an as-converted basis. The Investor’s aggregate voting power will increase further in connection with future accretion of the Series A Preferred Stock for as long as the Series A Preferred Stock remains outstanding. The holders of our Series A Preferred Stock are entitled to vote their shares, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the holders of shares of the Series A Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock. The Investor is entitled to act separately in its own respective interests with respect to its ownership interests in the Company and has the ability to substantially influence the election of the members of our Board of Directors, thereby potentially controlling our management and affairs. In addition, the Investor has significant influence over all matters that require approval by our stockholders, including the approval of significant corporate transactions.

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

The Series A Preferred Stock has an initial stated value of $1,000 per share, which stated value will accrete at an annual rate of 8% per annum, compounded quarterly. Each share of Series A Preferred Stock is convertible, at the option of the holders, into (i) the number of shares of common stock equal to the product of (A) the stated value per share as it has accreted as of such date multiplied by (B) the Conversion Rate as of the applicable conversion date divided by (C) 1,000 plus (ii) cash in lieu of fractional shares. The Conversion Rate is currently equal to 166.11 shares of our common stock and is subject to adjustment from time to time upon the occurrence of certain customary events in accordance with the terms of the Series A Certificate of Designations. Each share of Series A Preferred Stock is entitled to participate in dividends paid in respect of the common stock on an as-converted basis.

The issuance of common stock upon conversion of the Series A Preferred Stock will result in immediate and substantial dilution to the interests of our common stockholders, and such dilution will increase over time in connection with the future accretion of the Series A Preferred Stock.

Texas law and our Articles of Incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Texas Business Organizations Code, as amended (“TBOC”), and our Articles of Incorporation and second amended and restated bylaws contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions which could preclude stockholders from bringing matters before annual or special meetings of stockholders, delay changes in our Board of Directors and inhibit the ability of an acquirer to facilitate an unsolicited takeover.

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

Pursuant to the Registration Rights Agreement, we registered the resale of the Series A Preferred Stock as well as common stock issuable upon conversion of, or issued as dividends upon, the Series A Preferred Stock, and we are obligated to take certain actions to facilitate the transfer and sale of such shares. Such shares of Series A Preferred Stock and the common stock into which the Series A Preferred Stock may be converted have been registered on a Form S-3 registration statement and are freely tradable. The common stock issuable upon conversion may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens, the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market, or the perception that such sales might occur, will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the holders of the Series A Preferred Stock, then the value of our common stock will likely decrease.

Any sale of large amounts of our common stock on the open market or in privately negotiated transactions could have the effect of increasing the volatility in the price of our common stock or putting significant downward pressure on the price of our common stock.

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Preferred Stock differing from those of our common stockholders.

In the event of our liquidation, dissolution or the winding up of our affairs, the holders of our Series A Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets generally available for distribution to our equity holders, before any payment may be made to holders of any other class or series of capital stock (including our common stock), in an amount equal to the greater of (i) $1,000 plus all accreted but unpaid dividends and (ii) the amount such holder would have been entitled to receive if the Series A Preferred Stock had converted into common stock immediately prior to such liquidation.

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

These dividend and redemption payment obligations could significantly impact our liquidity and reduce the amount of our cash flows that are available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights described above could also result in divergent interests between the holders of shares of Series A Preferred Stock and the holders of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We leased properties during 2020 that are considered significant to the operations of the business in the following locations: Florida, Massachusetts, Michigan, Texas, Washington, Canada, and the United Kingdom. These leased properties are used as offices for our employees. Our corporate headquarters, which includes the ZixData Center, is located in Dallas, Texas and currently consists of 29,131 square feet of space under a lease that expires in 2025 with two five-year extension options. Another of our major offices is located in Gulf Breeze, Florida and is the headquarters of AppRiver. The lease consists of 32,246 square feet of office space under a lease that also expires in 2024 with options to renew. We believe our facilities are adequate for our current needs and for the foreseeable future.

In addition to our ZixData center, we operate several data centers at third-party facilities in California, Georgia, Texas, Virginia, Washington, Israel, the United Kingdom and Switzerland.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Stock Market under the symbol ZIXI. The table below shows the high and low sales prices by quarter for fiscal 2020 and 2019.

	2020		2019
Quarter Ended	High	Low	High	Low
March 31	$9.29	$2.84	$9.07	$5.34
June 30	$7.74	$3.28	$11.15	$6.66
September 30	$7.79	$5.24	$10.51	$6.91
December 31	$9.46	$5.76	$7.75	$6.25

At March 3, 2021, there were 57,090,291 shares of common stock outstanding held by 386 shareholders of record. On that date, the last reported sales price of the common stock was $6.97.

We have not paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

For information regarding options and stock-based compensation awards outstanding and available for future grants, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return of an investment in our common stock over the five-year period ended December 31, 2020, as compared with the cumulative total return of an investment in (i) the Center for Research in Securities Prices (“CRSP”) Total Return Index for Nasdaq Stock Market (U.S. companies) and (ii) the CRSP Total Return Index for Nasdaq Computer and Data Processing Stocks. The comparison assumes $100 was invested on December 31, 2015, in our common stock and in each of the two indices and assumes reinvestment of all dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock price performance. A listing of the companies comprising each of the CRSP- NASDAQ indices used in the following graph is available, without charge, upon written request.

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

On June 5, 2019, shareholders approved the conversion of the outstanding shares of Series B Preferred Stock into shares of Series A Preferred Stock. Each share of Series B Preferred Stock was converted into the number of shares of Series A Preferred Stock equal to the liquidation preference of such share of Series B Preferred Stock divided by the accreted value of a share of Series A Preferred Stock on the date of conversion plus cash in lieu of fractional shares. On June 6, 2019, all the outstanding shares of Series B Preferred Stock were converted into 35,292 shares of Series A Preferred Stock. As of December 31, 2020, no shares of Series B Preferred Stock are outstanding.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020	508	$5.96	—	$—
November 1, 2020 to November 30, 2020	1,422	$6.50	—	$—
December 1, 2020 to December 31, 2020	508	$7.21	—	$—
Total	2,438	$6.53	—	$—

1 Of the total number of shares repurchased for the one-month periods ended October 31, 2020, November 30, 2020 and December 31, 2020; all 2,438 shares of Restricted Stock were withheld by us upon the vesting of outstanding Restricted Stock. These shares were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock vested during the applicable period, which is required once the Restricted Stock is vested.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. No cash dividends were declared in any of the five years shown below:

	Year Ended December 31,
	2020(1)(2)(3)	2019(2)(3)	2018(2)	2017	2016
	(In thousands, except per share data)
Statement of Comprehensive (Loss) Income:(4)
Revenues	$218,478	$173,428	$70,478	$65,663	$60,144
Cost of revenue	112,763	76,908	15,186	10,533	9,593
Gross margin	105,715	96,520	55,292	53,061	49,611
Research and development expenses	22,813	20,431	11,323	10,980	9,553
Selling, general and administrative expenses	78,345	85,230	33,999	31,871	30,742
Interest Expense	9,325	10,105	—	—	—
Income tax expense (benefit)(5)	1,740	(4,478)	(4,720)	18,606	3,692
Net (loss) income	(6,425)	(14,647)	15,444	(8,057)	5,837
Deemed and accrued dividends on preferred stock	9,025	9,984	—	—	—
Basic (loss) income per common share	$(0.29)	$(0.46)	$0.29	$(0.15)	$0.11
Diluted (loss) income per common share	$(0.29)	$(0.46)	$0.29	$(0.15)	$0.11
Basic weighted average common shares outstanding	54,024	53,025	52,592	53,430	53,820
Diluted weighted average common shares outstanding	54,024	53,025	53,481	53,430	54,395
Statements of Cash Flows Data:
Net cash flows provided by (used for):
Operating activities	$31,280	$13,951	$16,671	$18,204	$15,251
Investing activities(6)	(48,056)	(296,243)	(15,952)	(11,285)	(2,136)
Financing activities(7)	25,545	268,740	(6,593)	(367)	(15,322)
Balance Sheet Data:
Cash, Cash Equivalents and Marketable Securities	$21,362	$13,349	$27,109	$33,009	$26,457
Working capital(8)	(35,169)	(46,610)	(7,665)	2,104	2
Total assets	449,724	412,721	104,640	81,308	82,358
Stockholders’ equity	34,435	41,291	60,947	43,520	49,070

(1)

Effective January 1, 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326). Prior period amounts have not been adjusted under the modified retrospective method. The cumulative effect adjustment from adoption was immaterial to our condensed consolidated financial statements.

(2)

The consolidated statement of comprehensive (loss) income data for fiscal 2020, 2019 and 2018, and the selected consolidated balance sheet data as of December 31, 2020, 2019 and 2018 reflect the modified retrospective adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (“Topic 606”)”.

(3)	Effective January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842). Prior period amounts have not been adjusted under the modified retrospective method.
(4)	The 2019 increase in our operating revenue and expenses is primarily attributable to our acquisition of AppRiver in addition to our organic revenue growth.
(5)

The $1.7 million tax expense in 2020 includes a $2.2 million increase to our deferred tax asset valuation allowance based on expected future profitability. The $4.5 million income tax benefit in 2019 is primarily attributed to current year loss which increased our deferred tax asset. The $4.7 million income tax benefit in 2018 resulted from the release of a portion of our deferred tax asset valuation allowance based on expected likelihood to use our existing deferred tax assets prior to their expiration, thus triggering the release. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from 34% to 21% effective January 1, 2018. At December 31, 2017, the Company adjusted its deferred tax balances to reflect the new tax rate that resulted in income tax expense of $12.5 million in that year. See “Income Taxes” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(6)

Investing activities in 2020 consist of $30.0 million net of cash acquired, used in the acquisition of CloudAlly. Investing activities in 2019 consist of $284.6 million, net of cash acquired, used in the acquisitions of AppRiver and DeliverySlip.

(7)

Financing activities in 2020 includes proceeds from long-term debt of $30.4 million, net of issuance costs of $334 thousand and repayment of long term debt of $9.9 million. Financing activities in 2019 includes proceeds from long-term debt of $179.2 million, net of issuance costs of $6.4 million and repayment of $1.4 million. We also raised $96.6 million, net of issuance costs, through the private purchase of preferred stock.

(8)	Working capital includes deferred revenue totaling $40.4 million, $40.8 million, $30.6 million, $28.4 million and $25.8 million, as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

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

Overview

We are a leader in providing cloud email security, productivity, and compliance solutions. We provide easy-to-use solutions for email encryption, data loss prevention (“DLP”), advanced email threat protection, unified archiving, and cloud data backup. As a leading provider of cloud-based security, compliance, and productivity solutions for businesses of all sizes, we are focused on securing data and meeting the compliance needs of organizations with particular emphasis on the healthcare, finance, and government sectors. One of our core competencies is our ability to deliver this complex service offering with a high level of availability, reliability, integrity and security.

Our 2020 results included record revenues attributable to our ongoing efforts to build a solid and predictable business based on our recurring revenue subscription business model. For 2020, we continued to benefit from growing concerns about data security and integrity issues as well as the growing acceptance of cloud-based offerings and the growing regulatory compliance burdens on many businesses.

For 2020, we reported revenue of $218.5 million, an increase of $45.1 million, or 26% over the prior year. This increase was driven by recognition of twelve full months of sales for the year ended December 31, 2020, attributable to our AppRiver business acquired in February 2019 and by steady additions to the subscriber base, a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog.

For the year ended December 31, 2020, our gross profit of $105.7 million increased 10% compared to 2019. This increase was driven by new sales. Our 2020 operating profit of $4.6 million increased $13.7 million over the prior year, as the gross profit increase and reductions in general and administrative expenses related to acquisition and integration fees, along with targeted reductions in response to the COVID-19 pandemic, were offset by increased research and development and selling and marketing expenses.

Our $6.4 million net loss in 2020 is an improvement of $8.2 million compared to our $14.6 million net loss in 2019. Our 2019 net loss includes a $4.5 million income tax benefit resulting from that year’s net loss.

Other Financial Highlights

•	Backlog was $83.4 million at the end of 2020, compared to $89.4 million at the end of 2019.
•	Total billings for 2020 were $219.1 million, compared to $170.2 million for 2019, representing an increase of 28.7%.
•

The annual recurring revenue value of our customer subscriptions as of December 31, 2020, was $237.7 million, compared with $209.7 million for the same period in 2019, representing an increase of $28.0 million.

•	Our deferred revenue at the end of 2020 was $41.5 million, compared with $43.3 million at the end of 2019.
•	We generated cash flows from operations of $31.3 million during fiscal 2020. Our cash and cash equivalents were $21.4 million at the end of 2020, compared with $13.3 million at the end of 2019.

Our services are sold on a subscription basis with contract terms historically ranging from one to five years billed annually. We are increasingly moving toward a monthly billing model. This shift has been largely driven by our recent acquisition activity. We recognize revenue ratably on a monthly basis over the term of the subscription once service commences.

We attempt to grow our business by signing new customers to subscription services and/or selling new or higher volume services to existing customers (i.e., “upsell”) while retaining existing customers through renewal of their subscriptions for successive periods.

Our backlog consists of the total order value of contracted business that has not yet been recognized into revenue. Backlog is calculated by adding to the existing contracted order value the total value of all orders booked in the period (e.g., quarterly) less the value of revenue recognized for that period. Although orders historically have been non-cancellable, occasionally we adjust backlog for customer bankruptcy or change of term, but these instances are rare and do not materially impact the backlog amount. The backlog will grow if the value of total orders added in a period exceeds the value of revenue recognized in that period. Conversely, the backlog amount will decline if revenue recognized exceeds the total order value added for the period. A decline in backlog may result from fluctuations in total orders caused by timing of renewal orders or by the shortening of the average term of our contracts from a multi-year to an annual commitment or to a monthly billing and subscription model.

As of December 31, 2020, our net dollar customer retention percentage was 100%. We calculate this percentage by first identifying our current period renewal and upsell orders secured from existing customers and then combining these totals with billings for the period. We then compare this amount to the total orders that were due to renew and were then combined with scheduled billings. Increasing retention is a key driver for the company to increase overall revenue and annual recurring revenue. Deferred revenue is the value of contracted business that has been paid but has not been recognized as revenue. See description of the components of the backlog following in “Results of Operations - Backlog” in this “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31, 2020, our annual recurring revenue (ARR) was $237.7 million. We calculate ARR by determining the annual or monthly revenue of subscription agreements that are active as of the end of the applicable period and multiplying by 1 or 12 depending on the term of such agreements. We monitor this metric to aid in determining to what extent individual customer relationships, considered in the aggregate, are growing or declining in financial magnitude.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on revenue, income from operations and net income, as well as the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgements by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances (including but not limited to the potential impacts arising from the recent COVID-19 pandemic and public and private sector policies and initiatives aimed at reducing its transmission), the results of which form the basis for making judgements about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to materially differ from these estimates, the resulting changes could have a material adverse effect on our consolidated financial statements.

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

We earn our revenue from subscription fees for rights related to the use of our software. Approximately 78% of our revenue in 2020 was derived from hosted solutions. While some contracts include one or more performance obligations, the revenue recognition pattern generally is not impacted by separate allocations of these obligations because the services are generally satisfied over the same period of time and revenue is recognized ratably over the contract term.

Our subscription terms historically have ranged from one to five years. We are increasingly moving to a monthly subscription model. This shift has been largely driven by our recent acquisition activity. As we further integrate our business, we expect to focus on a monthly subscription model.

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

We considered our average contract term length and historical customer retention rates to determine an average length of our customer relationships. We also concluded our add-on sales generally occur halfway into our customer relationships, and evaluated our average customer renewal terms. Based on these factors we have determined that 8 years, 4 years and 18 months are the appropriate amortization periods for our new, add-on, and renewal sales commission expenses, respectively. We also perform subsequent assessments for impairment of the related deferred cost asset when indicators of impairment are present.

Following our acquisition of AppRiver in February 2019, we additionally evaluated AppRiver’s sales program to determine whether capitalization of these expenses was appropriate. While we determined certain costs to acquire met the capitalization criteria, we also determined renewal commissions earned were commensurate to the initial sales. Based on AppRiver’s primarily month-to-month commitments the Company has chosen to apply the practical expedient approach to immediately recognize such commensurate commission expenses associated with the AppRiver program.

Income Taxes

Deferred tax assets are recognized if it is “more likely than not” that our benefit of the deferred tax assets will be realized on future federal or state income tax returns. At December 31, 2020, we provided a valuation allowance against a significant portion, $25.2 million, of our accumulated deferred tax assets. This significant valuation allowance reflects our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax assets not subject to a valuation allowance are valued at $32.6 million, and consist of $26.9 million for federal net operating loss carryforwards, $4.4 million relating to temporary timing differences between U.S. Generally Accepted Accounting Principles (“GAAP”) and tax-related expense, $1.9 million in federal R&D credits, and $1.0 million relating to U.S. state income tax and other credits. These items are offset by a $1.6 million deferred tax liability associated with our CloudAlly acquisition. If our U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing our deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could have a significant negative impact on our operating results.

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

Goodwill was $195.0 million, or 43%, and $171.2 million, or 41% of total assets, in each of the years ended December 31, 2020 and 2019, respectively.

We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. We include our entire Company as the reporting unit. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the Company’s outstanding common stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. We evaluated our goodwill in the fourth quarter of 2020 and determined no impairment adjustment is required.

Our intangible assets with finite lives are amortized using a straight-line basis over their economic useful lives.

Stock-based Compensation

Our share-based awards include stock options, restricted stock awards and restricted stock units. We have non-qualified stock options outstanding to employees and directors under various stock option plans. The plans require the exercise price of options granted under these plans to equal or exceed the fair market value of the Company’s common stock on the date of grant. The options, subject to termination of employment, generally expire ten years from the date of grant. Employee stock options typically vest pro-rata and annually over three or four years. Restricted stock is issued to the employee at grant but is subject to vesting and transfer restrictions. Stock is issued in exchange for restricted stock units when vesting conditions are met. The transfer restrictions and vesting conditions may be time or performance-based. Restricted stock and restricted stock units with time-based vesting typically vest pro-rata annually over three or four years. We use the straight-line amortization method for recognizing stock-based compensation costs. The weighted average grant-date fair value of awards of restricted stock and restricted stock units is based on the quoted market price of the Company’s common stock on the date of grant. Option, restricted stock and restricted stock unit grants to employees, officers and directors frequently contain accelerated vesting provisions upon the occurrence of a change of control, as defined in the applicable grant agreements.

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

We elected to combine our lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of comprehensive income (loss) on a straight-line basis over the lease term. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the finance lease right-of-use (ROU) assets and lease liabilities.

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

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. The pandemic has resulted in significant, unpredictable, and rapidly changing impacts on the United States and global economies. The COVID-19 crisis and government responses have included limiting the operations of non-essential businesses and may result in long-term harm or permanent closures impacting our customers and our vendors. While COVID-19 had a minimal impact on our 2020 financial results, Zix has taken steps to ensure the resilience of our company, while protecting the email security of our customers and the health of our employees, including the following actions:

•	Offering healthy email checks and evaluating other efficiency solutions for our customers;
•	Working with partners and customers to provide more flexible billing schedules;
•	Moving over 95% of our employees to remote work arrangements while maintaining the integrity of our data center operations and providing continued support for our customers;
•	Maintaining effective governance and internal controls in a remote work environment;
•	Reducing executive salaries and fees to our Board of Directors;
•	Implementing a reduction in force of approximately 6%, completed through both voluntary and involuntary separation;
•	Slowing our hiring plans, and reducing planned travel and conference expenses; and
•	Continued review and adjustment of other operating expenses for potential savings, including reduction of excess capacities in our network data centers.

We have continued to provide our cloud email security, productivity and compliance solutions services to our customers and vendors during this ongoing pandemic. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. See the COVID-19 related risk factor included herein in Part I – Item 1A “Risk Factors.”

Full Year 2020 Summary of Operations

Financial

•	Revenue for 2020 was $218.5 million compared with $173.4 million in 2019 and $70.5 million in 2018.
•

Gross margin for 2020 was $105.7 million or 48% of revenues compared with $96.5 million or 56% of revenues in 2019 and $55.3 million or 78% of revenues in 2018. Our decrease in gross margin over the past two years is related to lower margin of revenue associated with Microsoft Office365 and hosted exchange products following the acquisition of AppRiver.

•

Net income (loss) for 2020 was $(6.4) million in 2020 compared with $(14.6) million in 2019 and $15.4 million in 2018. The year-over-year improvement in our net loss was primarily due to revenue growth and the completion of prior year acquisition and integration related costs associated with our AppRiver purchase, as well as cost reductions in response to the COVID-19 pandemic. Our 2019 net loss is attributed to significant transaction and integration-related costs incurred to acquire AppRiver and DeliverySlip in 2019, amortization of intangible assets recognized from the same acquisitions as well as higher operating expenses and interest expense. Our 2018 net income includes a $7.8 million tax benefit resulting from a decrease to our deferred tax asset valuation allowance based on our expected future profitability and ability to use net operating losses.

•

Net income (loss) attributable to common shareholders for 2020 was $(15.5) million compared with $(24.6) million in 2019 and $15.4 million in 2018. Our 2020 and 2019 net loss attributable to common shareholders includes deemed and accrued dividends of $9.0 million, and $9.9 million, respectively, to preferred shareholders.

•	Net income (loss) per diluted share was $(0.29) for 2020 compared to $(0.46) for 2019 and $0.29 for 2018.
•	Unrestricted cash was $21.4 million on December 31, 2020.

Results of Operations

Revenue

The following table sets forth a year-over-year comparison of our total revenues:

	Year Ended December 31,			Variance 2020 vs. 2019		Variance 2019 vs. 2018
(In thousands)	2020	2019	2018	$	%	$	%
Revenues	$218,478	$173,428	$70,478	$45,050	26%	$102,950	146%

The $45.1 million, or 26%, increase in revenue in 2020 over 2019 was related in part to recognition of twelve full months in sales for the year ended December 31, 2020, attributable to our AppRiver business acquired in February 2019. The $103.0 million or 146% increase in revenue in 2019 over 2018 was primarily related to our AppRiver acquisition in February 2019, which contributed $97.8 million for the year-end December 31, 2019. We additionally grew our revenue for these periods with continued success in our subscription-based business model with both steady additions to the subscriber base and with a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. In the year ended December 31, 2020, excluding our CloudAlly sales, we categorized our revenue in the following core industry verticals: 21% healthcare, 17% financial services, 3% government sector and 59% as other. In the year ended December 31, 2019, we categorized our revenue in the following core industry verticals: 23% healthcare, 19% financial services, 4% government sector and 54% as other.

Additionally, sales continued from a wide base of distributors. Approximately 76% and 74% of our new business transacted in the year ended December 31, 2020 and 2019, respectively, resulted from our partner relationships.

While we have continued to add new bundled price offerings to our product portfolio, our list pricing has remained generally consistent during the periods shown above. However, there are no assurances that potential increased competition in this market or other factors, including inflation, will not result in future price erosion. Price erosion, should it occur, could have a dampening effect on order growth and the revenue derived from our new orders.

Revenue Outlook:

We expect continued growth in our existing offering and in our new products, along with increased sales from our partner channels to increase our business in 2021 and increase our year-over-year revenue.

Annual Recurring Revenue

We measure the health of our subscriber base by the growth of our Annual Recurring Revenue (“ARR”), which is defined as the aggregate annualized contract value attributable to recurring revenue contracts as of the end of the applicable reporting period.  We calculate ARR by determining the annual or monthly revenue of subscription agreements that are active as of the end of the applicable period and multiplying by 1 or 12, depending on the term of such agreements.  ARR aids us in determining to what extent individual customer relationships, considered in the aggregate, are growing or declining in financial magnitude.  ARR is summarized in the table below:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Annual Recurring Revenue	$237,701	$209,715	$75,819

Backlog

Our backlog was $83.4 million at December 31, 2020, compared to $89.4 million at December 31, 2019.  The backlog is comprised of contractual commitments that we expect to amortize into revenue. As of December 31, 2020, the backlog was comprised of the following elements: $41.5 million of deferred revenue that has been billed and paid, $12.9 million billed but unpaid, and approximately $29.0 million of unbilled contracts. The decline in backlog resulted from the shortening of the average term of our contracts from a multi-year to an annual commitment or to a monthly billing and subscription model.

The backlog is recognized into revenue ratably as the services are performed. Approximately 75% of the total backlog is expected to be recognized as revenue during the next twelve months.

Cost of Revenue

The following table sets forth a year-over-year comparison of the cost of revenue.

	Year Ended December 31,			Variance 2020 vs. 2019		Variance 2019 vs. 2018
(In thousands)	2020	2019	2018	$	%	$	%
Cost of revenue	$112,763	$76,908	$15,186	$35,855	47%	$61,722	406%

Cost of revenues is comprised of Microsoft fees mostly associated with the resale of Microsoft Office365 and hosted exchange products, costs related to operating and maintaining the ZixData Center, third party data center costs, a field deployment team, customer service and support, and depreciation expense of computer equipment and amortization of acquired technology. The $35.9 million increase in 2020 compared to 2019 reflected in the table above resulted primarily from continued sales of Microsoft Office365 and hosted exchange products, which comprised 83% of AppRiver-related revenue earned for the year ended December 31, 2020. As a reseller of Microsoft Office 365 and hosted exchange products, we expect our costs of revenue to remain at higher levels than we have historically incurred.

The $61.7 million or 406% increase in 2019 compared to 2018 reflected in the table above resulted primarily from our acquisition of AppRiver in February 2019. Microsoft Office365 and hosted exchange products comprised approximately 75% of AppRiver-related revenue earned for the year ended December 31, 2019. We additionally incurred increases in average headcount and other expenses to accommodate revenue growth.

Research and Development Expenses

The following table sets forth a year-over-year comparison of our research and development expenses:

	Year Ended December 31,			Variance 2020 vs. 2019		Variance 2019 vs. 2018
(In thousands)	2020	2019	2018	$	%	$	%
Research and development expenses	$22,813	$20,431	$11,323	$2,382	12%	$9,108	80%

Research and development expenses consist primarily of salary, benefits and stock-based compensation for our development staff, independent contractor expense, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services.

The $2.4 million, or 12% increase in 2020 compared with 2019 in the table above was primarily the result of increased amortization associated with the completion of capitalized projects supporting new functionality for our hosted service arrangements.

The $9.1 million or 80% increase in research and development expense in 2019 compared with 2018 reflected in the table above resulted from the combined $15.6 million cost from increases in headcount and consulting attributable to our AppRiver acquisition in February 2019 and the expansion of our core Zix team, offset by additional $6.5 million of capitalized costs related to development of internal-use software, as compared to 2018.

Selling and Marketing Expenses

The following table sets forth a year-over-year comparison of our selling and marketing expenses:

	Year Ended December 31,			Variance 2020 vs. 2019		Variance 2019 vs. 2018
(In thousands)	2020	2019	2018	$	%	$	%
Selling and marketing expenses	$56,479	$54,903	$20,380	$1,576	3%	$34,523	169%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising.

The $1.6 million or 3% increase in selling and marketing expense in 2020 compared with 2019 reflected in the table above was primarily due to increases in commissions and headcount expense and the amortization of acquisition related intangible assets. These increases were offset by COVID-19 related reductions in travel and advertising expenditures, as well as decreases in integration related spending that were associated with our AppRiver acquisition in 2019.

The $34.5 million or 169% increase in selling and marketing expense in 2019 compared with 2018 reflected in the table above was primarily due to our AppRiver acquisition in February 2019 as well as related integration activities including rebranding and website development. We additionally increased in headcount expense and spending for marketing programs.

General and Administrative Expenses

The following table sets forth a year-over-year comparison of our general and administrative expenses:

	Year Ended December 31,			Variance 2020 vs. 2019		Variance 2019 vs. 2018
(In thousands)	2020	2019	2018	$	%	$	%
General and administrative expenses	$21,866	$30,327	$13,619	$(8,461)	(28%)	$16,708	123%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities.

The $8.5 million, or 28% decrease in general and administrative expense from 2020 compared with 2019 resulted primarily from reduction in acquisition and integration costs that were associated with our acquisitions of AppRiver and DeliverySlip in February 2019 and May 2019, respectively. The Company additionally incurred COVID-19 related reductions in headcount, executive salaries and travel expenses in 2020. These savings were offset by additional fees associated with our acquisition of CloudAlly and in increases in our stock-based compensation expense, including accelerated equity award vesting with voluntary terminations.

The $16.7 million or 123% increase in general and administrative expense from 2019 compared with 2018 resulted primarily from AppRiver acquisition in February 2019 and transaction and integration costs, as well as transactions and integration costs associated with DeliverySlip acquisition in May 2019. We additionally incurred increases in headcount expense, stock-based compensation expense as well as advisory and audit fees.

Income Taxes

Our Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states as well as in international jurisdictions. We recognize and measure uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Our Company incurred tax expense of $1.7 million in 2020, and incurred a tax benefit of $4.5 million and $4.7 million, in 2019 and 2018, respectively. Our $1.7 million income tax expense in 2020 includes an increase of $2.2 million to our deferred tax asset valuation allowance based on expected future profitability. The $4.5 million income tax benefit in 2019 is primarily attributable to current year loss, which increased our deferred tax asset. Our 2018 tax benefit includes a $7.8 million release to our deferred tax asset valuation allowance based on expected future profitability. On December 22, 2017, the U.S. enacted the Tax Act which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory tax rate from 34% to 21% effective January 1, 2018. For all years presented, tax expense represented deferred tax expense, refundable U.S. Alternative Minimum Tax, U.S. research and development credits, non-U.S. taxes payable related to the operations of the Company’s international subsidiaries, and state income taxes.

Significant judgement is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider available evidence, including past earnings, estimates of future taxable income, and the feasibility of tax planning strategies. At December 31, 2020, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income sufficient to utilize net loss carryforwards prior to their expiration. The portion of the Company’s deferred tax asset not reserved was $32.6 million. The majority of this unreserved portion related to $26.9 million U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration.  The remaining balance consists of $4.4 million relating to temporary timing differences between GAAP and tax-related expense, $1.9 million in federal R&D credits, and $1.0 million relating to state tax income and other credits. These items are offset by a $1.6 million deferred tax liability associated with our CloudAlly acquisition.

We have determined that utilization of existing NOLs against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company's ability to fully utilize its existing net operating loss carryforwards against any future taxable income. See the risk factor concerning our ability to utilize our NOL’s included herein in Part I – Item 1A “Risk Factors.”

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

Net Income (Loss)

The Company generated a net loss of $6.4 million in 2020 compared with a net loss of $14.6 million in 2019 and net income of $15.4 million in 2018. The year-over-year improvement in our net loss was primarily due to revenue growth and the completion of prior year acquisition and integration related costs associated with our AppRiver acquisition, as well as targeted cost reductions due to the COVID-19 pandemic. These improvements were offset by current year increases in our cost of revenue, research and development expense, and selling and marketing expense.

Our net income decreased in 2019 compared to 2018 primarily due to transaction costs associated with our AppRiver and DeliverySlip acquisitions and related integration costs, as well as higher operating expense and interest expense. Additionally, a $4.5 million income tax benefit improved our net loss in 2019. Our 2018 net income included a tax benefit resulting from the decrease to our deferred tax asset valuation allowance as compared to the tax expense incurred following the 2017 tax-reform legislation, as discussed above.

Liquidity and Capital Resources

Overview

Based on our 2020 financial results and current expectations, including our assessment of the COVID-19 pandemic potential impact on our Company, we believe our cash and cash equivalents, cash generated from operations, and availability under our $25 million Revolving Facility (which, as of December 31, 2020, was repaid in full and the entire undrawn balance of $25 million was available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement) will satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process and quarterly reviews, and we will continue to monitor our position to protect our Company against uncertainties related to the COVID-19 crisis.

During 2020, our cash flow from operations was $31.3 million, an increase of $17.3 million from the $14.0 million cash flow from operations during 2019. At December 31, 2020, our cash and cash equivalents totaled $21.4 million, an increase of $8.1 million from the December 31, 2019 balance. The $8.1 million increase in our cash position is primarily attributable to our improved cash flow from operating activities in 2020 including management actions to reduce spending in response to the COVID-19 crisis, as well as from increased spending in the prior year associated with due diligence, banking and other fees associated with our AppRiver acquisition in February 2019.

For the year ended December 31, 2020, we achieved 26% growth in revenue, 48% gross margin and strong cash collections which increased our cash on hand level after investing back for business integration. In 2021, we expect cash provided by operations to improve with amortization of acquired deferred revenue, continued growth in existing and new customers and our expansion of business in the United Kingdom and Europe. While future results cannot be guaranteed, we expect these trends to continue in the foreseeable future, and believe a significant portion of our spending is discretionary and flexible and that we have the ability to adjust overall cash spending and raise additional funds in order to react, as needed, to any shortfalls in projected cash.

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
On November 5, 2020, the Company amended its Credit Agreement to, among other things, to borrow under an incremental $35.0 million term loan (the “Incremental Term Loan”). The Incremental Term Loan has the same interest rate, maturity date, amortization schedule, collateral and other terms as the existing Term Loan and Delayed Draw Term Loan. The Company used the proceeds of the Incremental Term Loan to fund the acquisition of CloudAlly (described below in Note 22 “Acquisitions”) and to repay all existing borrowing under the Revolving Facility. The Credit Facilities are secured by substantially all the assets of Zix and its wholly-owned domestic subsidiaries and guaranteed by substantially all of Zix’s wholly-owned domestic subsidiaries.

Sources and Uses of Cash

	Year End December 31,
(In thousands)	2020	2019	2018
Net cash provided by operations	$31,280	$13,951	$16,671
Net cash used in investing activities	$(48,056)	$(296,243)	$(15,952)
Net cash provided by (used in) financing activities	$25,545	$268,740	$(6,593)

Our primary source of liquidity from operations was the collection of revenue in advance from our customers, accounts receivable from our customers, and the management of the timing of payments to our vendors and service providers.

Investing activities in 2020 consist of $30.0 million, net of cash acquired, used in the acquisition of CloudAlly and $18.0 million for capital expenditures, which include $14.2 million in internal-use software costs, $3.6 million for computer and networking equipment and $0.2 million of other acquired technology. These investments in new equipment and cloud hosting infrastructure are to renovate our business processes and product offerings.

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

Financing activities in 2020 includes proceeds from long term debt of $30.4 million, net of issuance costs of $653 thousand and repayment of $9.9 million in debt and $334 thousand received from the exercise of stock options. The proceeds from our debt were used to fund our CloudAlly acquisition in November 2020 and to repay all our existing borrowings under the Revolving Facility. We also used $2.7 million to repurchase common stock related to the tax impact of vesting employee restricted stock awards, $1.1 million for a contingent consideration payment associated with our acquisition of Erado and $1.3 million to satisfy finance lease liabilities.

Financing activities in 2019 includes proceeds from long term debt of $179.2 million, net of issuance costs of $6.4 million and repayment of $1.4 million, as well as $96.6 million, net of issuance costs, raised through our private placement of preferred stock, and $415 thousand received from the exercise of stock options. The proceeds from our debt and preferred stock issuances were used to fund our AppRiver acquisition in February 2019 and our DeliverySlip acquisition in May 2019. We also used $3.8 million for contingent consideration payments associated with our acquisitions of Greenview, Erado and DeliverySlip. In addition to these items, we paid $1.7 million to satisfy finance lease liabilities and $1.9 million to repurchase common stock related to the tax impact of vesting employee restricted stock awards in 2019.

Options of Zix Common Stock

We have significant options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow and related dilution from additional option activity is not certain. The following table summarizes the options that were outstanding as of December 31, 2020. The vested options are a subset of the outstanding options. The value of the options is the number of options exercisable into shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$2.00 - $3.49	180,000	481,000	180,000	481,000
$3.50 - $4.99	462,010	1,754,467	462,010	1,754,467
$5.00 - $6.49	—	—	—	—
$6.50 - $7.99	100,000	670,000	—	—
$8.00 - $9.50	100,000	803,000	18,750	150,563
Total	842,010	$3,708,467	660,760	$2,386,030

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Contingent Liabilities and Commitments

Our principal commitments consist primarily of obligations under operating and financing leases, which include among others, certain leases of our offices, colocations and servers as well as contractual commitment related network infrastructure and data center operations. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2020:

	Payments Due by Year Ending December 31, 2021
(In thousands)	Total	Year 1 (1)	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases, including imputed interest	16,372	5,748	8,346	2,278	—
Finance leases, including imputed interest (1)	742	626	116	—	—
Total contractual obligations	17,114	6,374	$11	7	$—

(1) Finance leases are related to servers and network infrastructure and our data center operations.

As of December 31, 2020, we had severance agreements with certain employees which would require us to pay up to approximately $5.3 million if all such employees were terminated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

New Accounting Pronouncements

Credit Losses

On January 1, 2020, we adopted Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Top 326): Measurement of Credit Losses on Financial Instruments with a net increase of our receivables allowance and a related cumulative adjustment to our retained earnings recorded at the beginning of adaption. Upon adoption, we changed our impairment model to utilize a forward-looking current expected credit losses (CECL) model in pace of the incurred loss impairment model for our accounting receivable balance. The cumulative effect adjustment from adoption was immaterial to our condensed consolidated financial statements.

Intangibles – Goodwill and Other

On January 1, 2020, we adopted Accounting Standard Update No. 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment prospectively. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we face exposure to material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $21.4 and $13.3 million at December 31, 2020 and 2019, respectively. We held no marketable securities as of December 31, 2020 and 2019.

Interest Rate Risk

We are exposed to interest rate risk with respect to our Credit Facilities. At December 31, 2020, we had $216.7 million aggregated principal amount of long term debt. We are subject to the risk of higher interest cost if either the LIBOR or the applicable margin increases. The applicable margin varies depending on the Company’s total net leverage ratio.  A hypothetical 50 basis point increase in margin from the current margin as of December 31, 2020 to the maximum level would not result in a material change in the interest rate. We do not currently hedge our variable interest debt, but we may do so in the future.

LIBOR is used as a reference rate for borrowings under our Revolving Facility, which had $25 million undrawn balance as of December 31, 2020. LIBOR is set to be phased out at the end of 2021. We are currently reviewing how the LIBOR rate phase out will affect us, but we do not expect the impact to be material.

Foreign Currency Exchange Risk

We are growing our business internationally and will be subject to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, British Pound and Israeli New Shekel. Accordingly, changes in exchange rates have negatively affected, and may continue to negatively affect, our revenue and other operating results as expressed in U.S. dollars.

We will experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. Foreign currency losses recognized in 2020, 2019 and 2018, respectively as investment and other income in our consolidated statement of income are immaterial.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2020, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Zix Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Zix Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and our report dated March 5, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

March 5, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 is incorporated by reference from our Proxy Statement related to our 2021 Annual Meeting of Shareholders under the sections “OTHER INFORMATION YOU NEED TO MAKE AN INFORMED DECISION — Directors, Executive Officers and Significant Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “CORPORATE GOVERNANCE — Code of Ethics,” and “Nominating and Corporate Governance Committee, Selection of Director Nominees,” and “Audit Committee.”

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

Item 11. Executive Compensation

The information required by this Item 11, including certain information pertaining to Company securities authorized for issuance under equity compensation plans, is incorporated by reference from our Proxy Statement related to our 2021 Annual Meeting of Shareholders under the section “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our Proxy Statement related to our 2021 Annual Meeting of Shareholders under the sections “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our Proxy Statement related to our 2021 Annual Meeting of Shareholders under the sections “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS — Certain Relationships and Related Transactions” and “CORPORATE GOVERNANCE — Corporate Governance Requirements and Board Member Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our Proxy Statement related to our 2021 Annual Meeting of Shareholders under the section “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS.”

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

10.25*	—	Form of Director or Officer Indemnity Agreement.

10.26	—

Incremental Amendment No. 1 and First Amendment to Credit Agreement dated November 5, 2020, by and among Zix Corporation, the financial institutions listed on Schedule I thereto under the heading “Incremental Term Lender” and Truist Bank, successor by merger to SunTrust Bank, as administrative agent. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K filed on November 9, 2020, and incorporated herein by reference.

10.27* ***†	—	Restricted Stock Agreement (Time-Based Award), dated November 11, 2020, by and between Zix Corporation and Ryan Allphin.

10.28* ***†	—	Restricted Stock Agreement (Performance-Based Award -- 2021 Annual Performance Period), dated November 11, 2020, by and between Zix Corporation and Ryan Allphin.

10.29* ***†	—	Restricted Stock Agreement (Performance-Based Award -- 2022 Annual Performance Period), dated November 11, 2020, by and between Zix Corporation and Ryan Allphin.

10.30* ***†	—	Employee Stock Option Agreement, dated November 11, 2020, by and between Zix Corporation and Ryan Allphin.

10.31* ***†	—	Israel Award Plan of Zix Corporation, effective November 5, 2020.

10.32* ***†	—	Forms of Restricted Stock Unit Agreements Issuable Under Israel Award Plan.

21.1*	—	Subsidiaries of Zix Corporation.

23.1*	—	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP).

Exhibit Number		Description
31.1*	—	Certification of David J. Wagner, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of David E. Rockvam, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	—	Certification of David J. Wagner and David E. Rockvam, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	_

101. INS XBRL Instance Document – This instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH Inline XBRL Taxonomy Extension Schema Document

101. CAL Inline XBRL Calculation Linkbase Document

101. LAB Inline XBRL Taxonomy Label Linkbase Document

101. DEF Inline XBRL Taxonomy Linkbase Document

101. PRE Inline XBRL Taxonomy Presentation Linkbase Document

104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
***	Agreement or plan under which non-shareholder-approved inducement equity awards were granted under Nasdaq Rule 5635(c)(4).
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, state of Texas, on March 5, 2021.

ZIX CORPORATION

By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2021.

Signature	Title

/s/ DAVID J. WAGNER	Chief Executive Officer, President and Director
(David J. Wagner)	(Principal Executive Officer)

/s/ DAVID E. ROCKVAM	Chief Financial Officer
(David E. Rockvam)	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARK J. BONNEY	Director
(Mark J. Bonney)

/s/ MARCY CAMPBELL	Director
(Marcy Campbell)

/s/ TAHER A. ELGAMAL	Director
(Taher A. Elgamal)

/s/ JAMES H. GREENE, JR.	Director
(James H. Greene, Jr.)

/s/ ROBERT C. HAUSMANN	Chairman, Director
(Robert C. Hausmann)

/s/ MARIBESS L. MILLER	Director
(Maribess L. Miller)

/s/ BRANDON B. VAN BUREN	Director
(Brandon B. Van Buren)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Zix Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zix Corporation and subsidiaries (the “Company”), as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2021, expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Realizability of Deferred Tax Assets

Description of the Matter

As discussed in Note 19 to the financial statements, the Company records a valuation allowance based on their assessment of the realizability of the Company’s deferred tax assets. As of December 31, 2020, the Company had net deferred tax assets, before valuation allowance, of approximately $57.9 million. A significant portion of the deferred tax assets are subject to future expirations. Management uses subjective estimation to determine whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration.

Auditing management’s assessment of recoverability of deferred tax assets for U.S Federal income tax purposes involved a high degree of auditor judgment in evaluating the estimates and assumptions used in the projections of future taxable income.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income.

The primary procedures performed included evaluating the assumptions used by the Company to develop projections of future taxable income and testing the completeness and accuracy of the underlying data used in the projections. For example, we compared the support for future taxable income with prior period results and management’s projections. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company. In addition, we evaluated the impact on taxable income of temporary differences including the expected timing of when these temporary differences would be realized.

We have served as the Company’s auditor since 2006.

/s/ WHITLEY PENN LLP

Plano, Texas

March 5, 2021

ZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$21,362	$13,349
Receivables, net	16,831	10,081
Prepaid and other current assets	5,430	4,984
Total current assets	43,623	28,414
Property and equipment, net	7,345	8,591
Operating lease assets	14,259	10,128
Intangible assets, net	144,163	145,876
Goodwill	195,013	171,209
Deferred tax assets	32,554	36,535
Deferred costs and other assets	12,767	11,968
Total assets	$449,724	$412,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,018	$14,400
Accrued expenses	10,364	13,732
Deferred revenue	40,447	40,757
Current portion of long-term debt	2,205	1,850
Operating lease liabilities, current	5,156	2,947
Finance lease liabilities, current	602	1,338
Total current liabilities	78,792	75,024
Long-term liabilities:
Deferred revenue	1,079	2,524
Noncurrent operating lease liabilities	10,094	8,389
Noncurrent finance lease liabilities	114	716
Long-term debt, net of issuance costs	209,658	178,250
Total long-term liabilities	220,945	189,879
Total liabilities	299,737	264,903
Commitments and contingencies (Note 17)

Preferred stock:
Series A convertible preferred stock, $1 par value; 100,206 shares designated, issued and outstanding in 2020 and 2019	115,552	106,527
Total preferred stock	115,552	106,527
Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 85,382,484 issued and 57,246,521 outstanding in 2020 and 83,393,514 issued and 55,640,397 outstanding in 2019	782	780
Additional paid-in capital	401,646	391,605
Treasury stock, at cost; 28,135,963 common shares in 2020 and 27,753,117 common shares in 2019	(113,031)	(110,298)
Accumulated deficit	(256,548)	(240,995)
Accumulated other comprehensive income, net of tax	1,586	199
Total stockholders’ equity	34,435	41,291
Total liabilities, preferred stock and stockholders’ equity	$449,724	$412,721

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Revenues	$218,478	$173,428	$70,478
Cost of revenue	112,763	76,908	15,186
Gross margin	105,715	96,520	55,292
Operating expenses:
Research and development expenses	22,813	20,431	11,323
Selling, general and administrative expenses	78,345	85,230	33,999
Operating income (loss)	4,557	(9,141)	9,970
Other (expense) income:
Investment and other income (expense)	83	121	754
Interest (expense)	(9,325)	(10,105)	—
Total other (expense) income	(9,242)	(9,984)	754
(Loss) Income before income taxes	(4,685)	(19,125)	10,724
Income tax (expense) benefit	(1,740)	4,478	4,720
Net (loss) income	$(6,425)	$(14,647)	$15,444

Deemed and accrued dividends on preferred stock	9,025	9,984	—
Net (loss) income attributable to common stockholders	$(15,450)	$(24,631)	$15,444

Basic (loss) income per share attributable to common stockholders	$(0.29)	$(0.46)	$0.29
Diluted (loss) income per common share attributable to common stockholders	$(0.29)	$(0.46)	$0.29
Basic weighted average common shares outstanding	54,024,162	53,025,152	52,591,714
Diluted weighted average common shares outstanding	54,024,162	53,025,152	53,481,295

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,387	215	(16)
Comprehensive (loss) income	$(5,038)	$(14,432)	$15,428

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
(In thousands, except share data)	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income (Loss), net of tax	Stockholders’ Equity
Balance, December 31, 2017, as reported	—		80,709,970	778	381,457	(102,343)	(236,372)	—	43,520
Cumulative effect adjustment from changes in accounting standards (Note 2)	—	—	—	—	—	—	4,564	—	4,564
Balance, January 1, 2018, as adjusted	—	—	80,709,970	778	381,457	(102,343)	(231,808)	—	48,084
Issuance of common stock upon exercise of stock options	—	—	90,011	1	165	—	—	—	166
Issuance of common stock upon vesting of restricted stock units, net	—	—	50,751	—	—	—	—	—	—
Issuance of common stock upon vesting of performance stock units, net	—	—	32,665	—	—	—	—	—	—
Issuance of restricted common stock, net	—	—	735,987	—	—	—	—	—	—
Issuance of restricted performance common stock, net	—	—	95,946	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	3,318	(656)	—	—	2,662
Treasury repurchase program	—	—	—	—	—	(5,393)	—	—	(5,393)
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(16)	(16)
Net income (loss)	—	—	—	—	—	—	15,444	—	15,444
Balance, December 31, 2018	—	—	81,715,330	779	384,940	(108,392)	(216,364)	(16)	60,947
Issuance of Series A preferred stock in connection with private placement, net of issuance costs of $2,253	64,914	62,662	—	—	—	—	—	—	—
Issuance of Series B preferred stock in connection with private placement, net of issuance costs of $1,204	35,086	33,881	—	—	—	—	—	—	—
Issuance of Series A preferred stock for dividend on Series B preferred stock upon conversion to Series A preferred stock	206	—	—	—	—	—	—	—	—
Beneficial conversion feature of Series A preferred stock	—	1,407	—	—	—	—	(1,407)	—	(1,407)
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	99	—	—	—	—	(99)	—	(99)
Beneficial conversion feature of Series B preferred stock (Participating)	—	1,067	—	—	—	—	(1,067)	—	(1,067)
Accretion of beneficial conversion feature of Converted Series A (Series B) Preferred Shares (Participating)	—	35	—	—	—	—	(35)	—	(35)
Redemption Accretion of Series B preferred stock	—	187	—	—	—	—	(187)	—	(187)
Accrued dividend on Series A preferred stock	—	6,159	—	—	—	—	(6,159)	—	(6,159)
Accrued dividend on Series B preferred stock	—	1,030	—	—	—	—	(1,030)	—	(1,030)
Issuance of common stock upon exercise of stock options	—	—	167,438	1	414	—	—	—	415
Issuance of common stock upon vesting of restricted stock units, net	—	—	43,667	—	—	—	—	—	—
Issuance of common stock upon vesting of performance stock units, net	—	—	7,000	—	—	—	—	—	—
Issuance of restricted common stock, net	—	—	1,117,579	—	—	—	—	—	—
Issuance of restricted performance common stock, net	—	—	342,500	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	6,251	(1,906)	—	—	4,345
Treasury repurchase program	—	—	—	—	—	—	—	—	—
Adjustment from foreign currency translation	—	—	—	—	—	—	—	215	215
Net income (loss)	—	—	—	—	—	—	(14,647)	—	(14,647)
Balance, December 31, 2019	100,206	106,527	83,393,514	780	391,605	(110,298)	(240,995)	199	41,291
Cumulative effect adjustment from changes in accounting standard (Note 2)	—	—	—	—	—	—	(103)	—	(103)
Balance, January 01, 2020	100,206	106,527	83,393,514	780	391,605	(110,298)	(241,098)	199	41,188
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	125	—	—	—	—	(125)	—	(125)
Accretion of beneficial conversion feature of Converted Series A (Series B) Preferred Shares (Participating)	—	67	—	—	—	—	(67)	—	(67)
Accrued dividend on Series A preferred stock	—	5,754	—	—	—	—	(5,754)	—	(5,754)
Accrued dividend on Converted Series A (Series B) preferred stock	—	3,079	—	—	—	—	(3,079)	—	(3,079)
Issuance of common stock upon exercise of stock options	—	—	114,375	2	332	—	—	—	334
Issuance of common stock upon vesting of restricted stock units, net	—	—	112,799	—	—	—	—	—	—
Issuance of common stock upon vesting of performance stock units, net	—	—	48,910	—	—	—	—	—	—
Issuance of restricted common stock, net	—	—	1,334,806	—	—	—	—	—	—
Issuance of restricted performance common stock, net	—	—	378,080	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	9,709	(2,733)	—	—	6,976
Adjustment from foreign currency translation	—	—	—	—	—	—	—	1,387	1,387
Net Income (loss)	—	—	—	—	—	—	(6,425)	—	(6,425)
Balance, December 31, 2020	100,206	$115,552	85,382,484	$782	$401,646	$(113,031)	$(256,548)	$1,586	$34,435

See notes to consolidated financial statements.

ZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Operating activities:
Net (loss) income	$(6,425)	$(14,647)	$15,444
Non-cash items in net (loss) income:
Depreciation and amortization	32,329	24,429	3,706
Amortization of debt issuance costs	1,355	967	—
Employee stock-based compensation expense	9,710	6,251	3,318
Noncash lease costs	3,279	2,828	—
Changes in deferred taxes	2,335	(4,296)	(4,754)
Changes in operating assets and liabilities:
Receivables	(5,935)	(369)	(1,376)
Prepaid and other assets	(234)	(1,036)	108
Deferred costs and other assets	(943)	(2,347)	(3,139)
Accounts payable	5,521	6,121	(325)
Deferred revenue	(3,112)	(1,356)	1,892
Payment of acquisition related contingent consideration	—	(582)	(195)
Accrued and other liabilities	(6,600)	(2,012)	1,992
Net cash provided by operating activities	31,280	13,951	16,671
Investing activities:
Purchases of property, equipment and internal-use software	(18,010)	(11,653)	(4,179)
Acquisition of business, net of cash acquired	(30,046)	(284,590)	(11,773)
Net cash used in investing activities	(48,056)	(296,243)	(15,952)
Financing activities:
Proceeds of long-term debt	41,000	187,000	—
Debt issuance cost	(653)	(6,444)	—
Deferred debt financing costs	—	—	(60)
Repayment of long-term debt	(9,939)	(1,363)	—
Proceeds from issuance of preferred stock, net of offering costs	—	96,588	—
Payment of acquisition related contingent consideration	(1,125)	(3,843)	(605)
Proceeds from exercise of stock options	334	415	166
Stock issuance costs	—	—	(45)
Purchase of treasury stock	(2,733)	(1,906)	(6,049)
Repayment of finance lease liabilities	(1,339)	(1,707)	—
Net cash provided by (used in) financing activities	25,545	268,740	(6,593)
Effect of exchange rate changes on cash	(756)	(208)	(26)
Increase (decrease) in cash and cash equivalents	8,013	(13,760)	(5,900)
Cash and cash equivalents, beginning of year	13,349	27,109	33,009
Cash and cash equivalents, end of year	$21,362	$13,349	$27,109

See notes to consolidated financial statements.

ZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Zix Corporation (“Zix,” the “Company,” “we,” “our,” “us”) is a leading cloud provider of email security, compliance and productivity solutions, with easy-to-use solutions for email encryption, data loss prevention (“DLP”), advanced email threat protection, unified archiving, and cloud data backup to meet the data protection and compliance needs of our customers in a variety of industries.

2. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements include the accounts of all our wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Our significant estimates include primarily those required in the valuation or impairment analysis of goodwill and intangibles, property and equipment, revenue recognition, amortization period of our commission amortization, allowances for doubtful accounts, stock-based compensation, litigation accruals, valuation allowances for deferred tax assets and tax accruals. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including, but not limited to the potential impacts arising from the recent coronavirus (COVID-19) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and impacts of the COVID-19 virus remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ materially from original estimates.

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

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives as follows: computer and office equipment and software — three years; leasehold improvements — the shorter of five years or the lease term; and furniture and fixtures — five years. We recorded depreciation expense of $5.0 million for the year ended December 31, 2020. We allocated $4.4 million of the expense to cost of revenue, $377 thousand to research and development expense, and $253 thousand to selling, marketing, and general and administrative expenses.

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

Goodwill was $195.0 million, or 43%, and $171.2 million, or 41%, of total assets as of December 31, 2020 and 2019, respectively.

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

Deferred Tax Assets — Deferred tax assets are recognized if it is “more likely than not” that the benefit of our deferred tax assets will be realized on future federal or state income tax returns. At December 31, 2020, we provided a valuation allowance against a significant portion, $25.2 million, of our accumulated deferred tax assets, reflecting our historical losses and the uncertainty of future taxable income sufficient to utilize net operating loss carryforwards prior to their expiration. Our total deferred tax assets not subject to a valuation allowance are valued at $32.6 million, and consist of $26.9 million of federal net operating loss carryforwards, $4.4 million relating to temporary timing differences between U.S. GAAP and tax-related expense, $1.9 million in federal R&D credits, and $1.0 million relating to U.S. state income tax and other credits.  These items are offset by a $1.6 million deferred tax liability associated with our CloudAlly acquisition. If our U.S. taxable income increases from its current level in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing our deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of the Company’s deferred tax assets will be realized. Alternatively, should our future income decrease from current levels, a resulting increase to all or a part of this valuation allowance could have a significant negative impact on our operating results.

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

We elected to combine our lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of comprehensive income (loss) on a straight-line basis over the lease term. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the finance lease right-of-use (ROU) assets and lease liabilities.

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

We earn our revenue from subscription fees for rights related to the use of our software. Approximately 78% of our revenue in 2020 was derived from hosted solutions. While some contracts include one or more performance obligations, the revenue recognition pattern generally is not impacted by separate allocations of these obligations because the services are generally satisfied over the same period of time and revenue is recognized ratably over the contract term.

Our subscription terms historically have ranged from one to five years. We are increasingly moving to a monthly subscription model. This shift has been largely driven by our recent acquisition activity. As we further integrate our business, we expect to focus on a monthly subscription model.

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

Following our acquisition of AppRiver in February 2019, we additionally evaluated AppRiver’s sales program to determine whether capitalization of these expenses was appropriate. While we determined certain costs to acquire customers met the capitalization criteria, we also determined renewal commissions earned were commensurate to the initial sales. Based on AppRiver’s primarily month-to-month commitments the Company has chosen to apply the practical expedient approach to immediately recognize such commensurate commission expenses associated with the AppRiver program.

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

In 2020, we capitalized $14.2 million of costs related to internal-use software. The Company expects our capitalization of these costs to increase in the future.

Advertising Expense — Advertising costs are expensed as incurred. Our operations include advertising expense of $2.4 million, $4.3 million, and $1.1 million in 2020, 2019, and 2018, respectively.

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

Recently Adopted Accounting Pronouncement

       Credit Losses

           On January 1, 2020, we adopted Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Top 326): Measurement of Credit Losses on Financial Instruments with a net increase of our receivables allowance and a related cumulative adjustment to our retained earnings recorded at the beginning of adaption. Upon adoption, we changed our impairment model to utilize a forward-looking current expected credit losses (CECL) model in pace of the incurred loss impairment model for our accounting receivable balance. The cumulative effect adjustment from adoption was immaterial to our condensed consolidated financial statements.

Intangibles – Goodwill and Other

          On January 1, 2020, we adopted Accounting Standard Update No. 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment prospectively. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

3. Stock Options and Stock-Based Employee Compensation

Below is a summary of common stock options outstanding at December 31, 2020:

	Authorized Shares	Options Outstanding	Options Vested	Available for Grant
Employee and Director Stock Equity Plans:
2004 Stock Option Plan	5,000,000	80,000	80,000	—
2006 Director’s Stock Option Plan	1,100,000	25,000	25,000	—
2012 Incentive Plan	6,300,000	537,010	537,010	—
2018 Omnibus Incentive Plan	6,000,000	100,000	18,750	2,222,521
Israel Plan	400,000	—	—	400,000
Total Employee and Director Stock Option Plans:	18,800,000	742,010	660,760	2,622,521
Other Executive Inducement Stock Equity Award	250,000	100,000	—	—
Total	19,050,000	842,010	660,760	2,622,521

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

In connection with the acquisition of CloudAlly (as defined herein), on November 5, 2020, the board authorized a new, non-shareholder-approved equity plan under Nasdaq rules that permit the grant of “inducement” equity award (“Israel Plan”) to employees of CloudAlly who joined Zix as part of the acquisition. Under the terms of the plan, 400,000 awards are available for issuance. These awards are expected to be granted in January 2021 and vest over two to four years.

Under the terms of the 2018 Omnibus Incentive Plan approved by our shareholders during our annual meeting held on June 6, 2018, (the “2018 Plan”), 6,000,000 shares are available for issuance.  Awards issued under the 2018 Plan typically vest pro-rata and annually over three or four years.

Under the terms of the 2012 Incentive Plan adopted by our Board of Directors on April 13, 2012 (the “2012 Plan”), 2,700,000 shares were available for issuance, plus a number of additional shares (not to exceed 1,327,000) underlying options outstanding under certain of the Company’s prior equity plans that thereafter terminate or expire unexercised, or are cancelled, forfeited, or lapse for any reason. Our shareholders approved an Amended and Restated 2012 Incentive Plan during our annual meeting held June 24, 2015, increasing the number of shares available for grant by 3,600,000. Awards issued under the 2012 Plan typically vest pro-rata and annually over three or four years.

Other Executive Inducement Stock Equity Award

From time to time, we may grant stock equity to key company executives, consultants, and other third parties. In 2020, in connection with a key executive’s joining the company, Zix’s board authorized non-shareholder-approved “inducement” equity awards to him consisting of (a) 100,000 shares of restricted stock, which will vest over four years, (b) 25,000 shares of restricted stock, which will vest in accordance with Zix’s achievement of certain financial performance metrics in 2021 and 2022, and (c) options to acquire 100,000 shares of Zix common stock, which will vest over four years.

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

For the twelve months ended December 31, 2020, 2019, and 2018, respectively, the total stock-based compensation expense resulting from stock options, Restricted Stock, RSUs, Performance RSUs, and Performance Stock was recorded to the following line items of our consolidated statements of comprehensive income (loss):

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cost of revenue	$1,201	$569	$327
Research and development expenses	1,641	1,056	469
Selling, general and administrative expenses	6,868	4,626	2,522
Stock-based compensation expense	$9,710	$6,251	$3,318

Our stock-based compensation expense has increased yearly due to program expansion associated with our Company growth. A deferred tax asset of $1.9 million, $1.2 million, and $673 thousand resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the twelve months ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $16.7 million of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock award plans. This cost is expected to be recognized over a weighted average period of 1.9 years.

We use the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. The Company uses the “historical” method to calculate the estimated life of any options that may be granted. The expected stock price volatility is calculated by averaging the historical volatility of the Company’s common stock over a term equal to the expected life of the options. We granted 200,000 options in 2020. We did not grant options in 2019 or 2018.

The following weighted average assumptions were applied in determining the fair value of options granted during the respective periods:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.63%	—	—
Expected option life (years)	5.7	—	—
Expected stock price volatility	47%	—	—
Expected dividend yield	—	—	—
Fair value of options granted	$3.15	$—	$—

The assumptions used in the BSOPM valuation are critical as a change in any given factor could have a material impact on the financial results of the Company. The weighted average grant-date fair value of awards of restricted stock and restricted stock units is based on quoted market price of the Company’s common stock on the date of grant.

Stock Option Activity

The following is a summary of all stock option transactions for the three years ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at January 1, 2018	1,021,314	$3.11
Granted at market price	—	$0.00
Cancelled or expired	(7,480)	$4.04
Exercised	(90,011)	$1.83
Outstanding at December 31, 2018	923,823	$3.23
Granted at market price	—	$0.00
Cancelled or expired	—	$0.00
Exercised	(167,438)	$2.48
Outstanding at December 31, 2019	756,385	$3.39
Granted at market price	200,000	$7.37
Cancelled or expired	—	$0.00
Exercised	(114,375)	$2.90
Outstanding at December 31, 2020	842,010	$4.40	5.14
Options exercisable at December 31, 2020	660,760	$3.61	3.93

At December 31, 2020, all 842,010 options outstanding and all 660,760 options exercisable had an exercise price lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $3.6 million and $3.3 million, respectively.  At December 31, 2019, 756,385 options outstanding and 725,135 options exercisable had an exercise price lower than the market value of the Company’s common stock. The aggregate intrinsic value of these options was $2.6 million and $2.5 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019, was $514 thousand and $987 thousand, respectively.

Summarized information about stock options outstanding at December 31, 2020, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00 - $3.49	180,000	1.55	$2.67	180,000	$2.76
$3.50 - $4.99	462,010	4.65	$3.80	462,010	$3.80
$5.00 - $6.49	—	—	—	—	—
$6.50 - $7.99	100,000	9.87	$6.70	—	—
$8.00 - $9.50	100,000	9.18	$8.03	18,750	$8.03
	842,010	5.14	$4.40	660,760	$3.61

There were 725,135 and 817,573 exercisable options at December 31, 2019 and 2018, respectively.

Restricted Stock Activity

The following is a summary of all Restricted Stock activity during the three years ended December 31, 2020:

	Restricted Stock	Weighted Average Fair Value
Non-vested restricted stock at January 1, 2018	1,082,909	$4.57
Granted at market price	842,546	$4.53
Vested	(419,452)	$4.44
Cancelled	(151,003)	$4.77
Non-vested restricted stock at December 31, 2018	1,355,000	$4.71
Granted at market price	1,236,579	$7.36
Vested	(560,497)	$4.66
Cancelled	(119,000)	$7.00
Non-vested restricted stock at December 31, 2019	1,912,082	$6.26
Granted at market price	1,372,499	$7.78
Vested	(995,503)	$6.04
Cancelled	(197,696)	$6.70
Non-vested restricted stock at December 31, 2020	2,091,382	$7.34

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three years ended December 31, 2020:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at January 1, 2018	86,419	$4.36
Granted at market price	36,500	$4.57
Vested	(50,751)	$4.18
Cancelled	—	$—
Non-vested restricted stock units at December 31, 2018	72,168	$4.59
Granted at market price	131,294	$8.19
Vested	(63,387)	$5.21
Cancelled	—	$—
Non-vested restricted stock units at December 31, 2019	140,075	$7.59
Granted at market price	135,226	$8.33
Vested	(149,110)	$7.47
Cancelled	—	$—
Non-vested restricted stock units at December 31, 2020	126,191	$8.52

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three years ended December 31, 2020:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at January 1, 2018	39,664	$3.98
Granted at market price	5,500	$4.04
Vested	(32,665)	$3.91
Forfeited	—	$0.00
Non-vested performance RSUs at December 31, 2018	12,499	$4.20
Granted at market price	50,000	$8.84
Vested	(7,000)	$4.08
Forfeited	—	$0.00
Non-vested performance RSUs at December 31, 2019	55,499	$8.39
Granted at market price	67,030	$7.53
Vested	(48,910)	$7.71
Forfeited	(4,270)	$8.05
Non-vested performance RSUs at December 31, 2020	69,349	$8.07

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three years ended December 31, 2020:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at January 1, 2018	193,110	$4.39
Granted at market price	153,723	$4.04
Vested	(77,874)	$4.26
Forfeited	(13,333)	$4.50
Non-vested performance stock at December 31, 2018	255,626	$4.22
Granted at market price	417,500	$7.15
Vested	(123,558)	$4.15
Forfeited	(75,000)	$7.15
Non-vested performance stock at December 31, 2019	474,568	$6.38
Granted at market price	606,170	$7.68
Vested	(160,796)	$6.00
Forfeited	(68,090)	$6.30
Non-vested performance stock at December 31, 2020	851,852	$7.37

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSU’s, and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

4. Supplemental Cash Flow Information

Supplemental information relating to interest and taxes:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Interest payments	$7,619	$9,181	$—
Income tax (refunds) payments	$(285)	$493	$1,115

5. Receivables, net

(In thousands)	December 31,
	2020	2019
Gross accounts receivables	$30,188	$21,193
Allowance for credit losses	(478)	—
Allowance for returns and doubtful accounts	—	(265)
Unpaid portion of deferred revenue	(12,879)	(10,847)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$16,831	$10,081

Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. We maintained an allowance for uncollectible accounts receivable for estimated losses resulting from the failure or inability of our customers to make required payments. Subsequent to January 1, 2020, accounts receivable are recorded at cost less an allowance for credit losses. We estimated losses on receivables at the reporting date based on expected losses resulting from the inability of our customers to make required payments, including our historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information, we may also establish specific reserves for customers in an adverse financial condition or adjust our expectations of changes in conditions that may impact the collectability of outstanding receivables. As of December 31, 2020, based on available information to date, the Company has assessed no material impact related to potential losses caused by COVID-19.  The reduction for the unpaid portion of deferred revenue represents future customer service or maintenance obligations which have been billed to customers, but remain unpaid as of the respective balance sheet dates. Deferred revenue on our consolidated balance sheets represents future customer service or maintenance obligations which have been billed and collected as of the respective balance sheet dates.

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale as the note’s collectability was not assured. The note receivable is fully reserved at December 31, 2020 and 2019.

6. Prepaid and other current assets

(In thousands)	December 31,
	2020	2019
Prepaid insurance, maintenance, software licenses and other	$4,999	$4,881
Tax-related	431	103
Prepaid and other current assets	$5,430	$4,984

7. Property and Equipment

(In thousands)	December 31,
	2020	2019
Computer and office equipment and software	$33,224	$30,335
Leasehold improvements	7,844	7,794
Furniture and fixtures	2,954	2,733
Finance lease right-of-use assets	3,362	3,362
	47,384	44,224
Less accumulated depreciation	(40,039)	(35,633)
Property and equipment, net	$7,345	$8,591

Our operations include depreciation expense related to property and equipment of $5.0 million, $5.0 million, and $2.4 million in 2020, 2019, and 2018, respectfully.

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

The Company determines if a contract is or contains a lease at inception. The Company has operating leases for office spaces and data centers and finance leases for equipment. The Company has entered into lease contracts ranging from 1 to 12 years with the majority of leases having remaining terms one to five years, many of which include options to extend in various increments. Variable lease costs consist primarily of variable common area maintenance, taxes, insurance, parking and utilities. The Company’s leases do not have any residual value guarantees or restrictive covenants.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company's weighted average interest rate of the term loan and delayed draw term loan.

The components of lease costs are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Finance lease costs:
Amortization of right-of-use asset	$1,181	$1,330
Interest on lease liabilities	85	151
Operating lease costs	4,061	3,490
Short-term lease costs	2,089	2,236
Variable lease costs	829	773
Total lease costs	$8,245	$7,980

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$4,130	$2,410
Operating cash flows related to finance leases	85	151
Financing cash flows related to finance leases	1,339	1,707
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,538	7,999
Finance leases	—	3,362

Supplemental balance sheet information related to leases is as follows:

		December 31,
(In thousands)	Balance Sheet Classification	2020	2019
Operating Leases
Operating lease right-of-use asset	Operating lease assets	$14,259	$10,128
Total operating lease assets		$14,259	$10,128

		December 31,
(In thousands)	Balance Sheet Classification	2020	2019
Finance Leases
Finance lease right-of-use assets		$3,362	$3,362
Accumulated depreciation - finance leases		(2,490)	(1,320)
Finance lease right-of-use assets, net	Property and equipment, net	$872	$2,042

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)
Operating leases	3.09
Finance leases	1.34

Weighted Average Discount Rate
Operating leases	4.31%
Finance leases	6.13%

Maturities of lease liabilities are as follows:

	Payments Due by Year Ending December 31, 2021
(In thousands)	Total	Year 1	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$16,382	$5,748	$8,356	$2,278	$—
Less imputed interest	(1,132)
Total	$15,250

Finance leases	$742	$626	$116	$—	$—
Less imputed interest	(26)
Total	$716

During the twelve months ended December 31, 2020, we entered into an operating lease for an additional data center, which has not yet commenced and approximately $109 thousand ROU and lease liabilities are expected to be added upon commencement. This operating lease is expected to commence in the first quarter of 2021 with a lease term of 3 years. Additionally, we modified one of our office leases which resulted a write-off of right-of-use assets and lease liability at a value of approximately $438 thousand and $570 thousand, respectively, and a gain of $132 thousand recognized as other income for the twelve month period ended December 31, 2020.

9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019, are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Opening balance	$171,209	$13,783
Additions	22,312	157,121
Acquisition adjustments	—	—
Effect of currency translation adjustment	1,492	305
Goodwill	$195,013	$171,209

Our 2020 acquisition of CloudAlly (as defined herein) resulted in the addition to our goodwill balance in 2020. Our 2019 acquisitions of DeliverySlip (as defined herein) and AppRiver (as defined herein) resulted in the addition to our goodwill balance in 2019. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. There were no impairment indicators to the goodwill recorded as of December 31, 2020.

Our other intangible assets consist of the following:

	December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal use software	$2,299	$(923)	$1,376
Internally-developed hosting arrangement	22,886	(5,065)	17,821
Trademarks and other	5,503	(1,135)	4,368
Technology	59,936	(20,047)	39,889
Customer relationships	102,988	(22,668)	80,320
Vendor relationship	1,000	(611)	389
Intangible assets, net	$194,612	$(50,449)	$144,163

	December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal use software	$1,456	$(504)	$952
Internally-developed hosting arrangement	9,487	(1,258)	8,229
Trademarks and other	5,091	(587)	4,504
Technology	53,038	(9,851)	43,187
Customer relationships	98,879	(10,597)	88,282
Vendor relationship	1,000	(278)	722
Intangible assets, net	$168,951	$(23,075)	$145,876

For the twelve months ended December 31, 2020, amortization of intangible assets was recorded to the following line items of our consolidated statements of operations:

Year Ended December 31,
(In thousands)	2020
Cost of revenue	$10,172
Research and development expenses	4,071
Selling, general and administrative expenses	13,070
Amortization of intangible assets	$27,313

The following table summarizes our estimated future amortization expense:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Amortization expense	$30,986	29,998	$28,369	$20,806	$13,611	$19,578	$143,348

10. Accrued Expenses

	December 31,
(In thousands)	2020	2019
Employee compensation and benefits	$5,435	$7,231
Professional fees	1,038	1,576
Taxes	622	575
Other	3,269	4,350
Total accrued expenses	$10,364	$13,732

11. Long-term Debt

On February 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and SunTrust Bank as administrative agent, which (1) provided for borrowing in the form of a senior secured term loan facility in an aggregate principal amount of $175 million (the “Term Loan”), (2) provided for a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million (the “Delayed Draw Term Loan Facility”), and (3) provided for a senior secured revolving credit facility in an aggregate principal amount of $25 million, up to $5 million of which is available for letters of credit (the “Revolving Facility” and, together with the Term Loan and the Delayed Draw Term Loan Facility, the “Credit Facilities”). On February 20, 2019, the Term Loan was borrowed in full to pay a portion of the purchase price in connection with the AppRiver acquisition (described below in Note 22 “Acquisitions”), including certain fees, costs and expenses related thereto. On May 2, 2019, the Delayed Draw Term Loan Facility was borrowed in full to pay a portion of the purchase price in connection with the DeliverySlip acquisition (described below in Note 22 “Acquisitions”), including certain fees, costs and expenses related thereto. On November 5, 2020, the Company amended its Credit Agreement to, among other things, to borrow an incremental $35.0 million term loan (the “Incremental Term Loan”). The Incremental Term Loan has the same interest rate, maturity date, amortization schedule, collateral and other terms as the existing Term Loan and Delayed Draw Term Loan. The Company used the proceeds of the Incremental Term Loan to fund the acquisition of CloudAlly (described below in Note 22 “Acquisitions”) and to repay all existing borrowing under the Revolving Facility.  The Credit Facilities are secured by substantially all the assets of Zix and its wholly-owned domestic subsidiaries and guaranteed by substantially all of Zix’s wholly-owned domestic subsidiaries.

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

Term Loan and Incremental Term Loan

As of December 31, 2020, the Company had $206.8 million in principal outstanding under the Term Loan and the Incremental Term Loan. The Term Loan was fully drawn on February 20, 2019 in the amount of $175 million, and requires quarterly payments of principal of $437.5 thousand beginning on June 30, 2019. The Incremental Loan was fully drawn on November 5, 2020 in the amount of $35.0 million, and requires quarterly payments of principal of $89 thousand beginning on December 31, 2020. In addition to other customary mandatory prepayment requirements, the Term Loan and the Incremental Term Loan requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases.

At December 31, 2020, the Company had an outstanding debt balance of $202.0 million attributable to the Term Loan based on the 4.88% interest rate in effect during the period from December 31, 2019 through December 31, 2020. Included in the balance at December 31, 2020 is $4.8 million of unamortized debt issuance costs.

Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2020, the Company is not required to make prepayment in addition to the quarterly installment.

Future scheduled principal payments under the Term Loan as of December 31, 2020 are as follows:

(In thousands)
Year Ending December 31,	Amount
2021	2,105
2022	2,105
2023	2,105
2024	200,534
Total	206,849

Delayed Draw Term Loan Facility

At December 31, 2020, the Company had $9.9 million in principal outstanding under the Delayed Draw Term Loan Facility. The Delayed Draw Term Loan Facility was fully drawn on May 2, 2019 in the amount of $10 million to fund the DeliverySlip acquisition. The Delayed Draw Term Loan Facility requires 1.00% per annum amortization of the original principal amount borrowed, payable in equal quarterly installments of $25 thousand beginning on September 30, 2019. In addition to other customary mandatory prepayment requirements, the Delayed Draw Term Loan Facility requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage reduces if Zix’s total net leverage ratio decreases.

At December 31, 2020, the Company had an outstanding debt balance of $9.8 million attributable to the Delayed Draw Term Loan Facility based on the 4.3% interest rate in effect during the period from December 31, 2019 through December 31, 2020. Included in the balance at December 31, 2020 is $34 thousand of unamortized debt issuance costs.

Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2020, the Company is not required to make prepayment in addition to the quarterly installment.

Future scheduled principal payments under the Delayed Draw Term Loan Facility as of December 31, 2020 are as follows:

(In thousands)
Year Ending December 31,	Amount
2021	100
2022	100
2023	100
2024	9,550
Total	9,850

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

As of December 31, 2020, the Company had no outstanding debt balance attributable to the Revolving Facility. The undrawn balance of $25 million is available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement. For the year ended December 31, 2020, the Company has incurred $78 thousand of commitment fees.

As of December 31, 2020, the estimated fair value of the Credit Facilities approximated their carrying value and the Company was in compliance with all covenants in the Credit Agreement.

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

On June 5, 2019, Shareholders approved the conversion of the outstanding shares of Series B Preferred Stock into shares of Series A Preferred Stock. Each share of Series B Preferred Stock was converted into the number of shares of Series A Preferred Stock equal to the liquidation preference of such share of Series B Preferred Stock divided by the accreted value of a share of Series A Preferred Stock on the date of conversion plus cash in lieu of fractional shares. On June 6, 2019, all the outstanding shares of Series B Preferred Stock were converted into 35,292 shares of Series A Preferred Stock. As of December 31, 2020, no shares of Series B Preferred Stock are outstanding.

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

As of December 31, 2020, the accretion of the Stated Value of Series A Preferred Stock is valued at $15.0 million, including the accretion attributable to the converted Series A Preferred Stock from Series B Preferred Stock, and the accretion of the beneficial conversion feature is valued at $325 thousand. As of June 6, 2019, the accrued dividend on the Series B Preferred Stock, valued at $1.2 million, was converted to Series A Preferred Stock along with the Stated Value of the Series B Preferred Stock. Upon conversion of Series B Preferred Stock to Series A Preferred Stock on June 6, 2019, all remaining dividend calculations are based on the terms of the Series A Preferred Dividend for the converted Series A Preferred Stock.

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

Conversion

At any time, each Series A Preferred Stock holder may elect to convert each share of such holders’ then-outstanding Series A Preferred Stock into (i) the number of shares of common stock equal to the product of (a) the Accreted Value with respect to such share on the conversion date multiplied by (b) the conversion rate (currently 166.11) as of the applicable conversion date divided by (c) 1,000 plus (ii) cash in lieu of fractional shares.

Optional Redemption by Zix

At any time after the fourth anniversary of the Closing Date, Zix may redeem the Series A Preferred Stock for an amount per share of Series A Preferred Stock equal to the Accreted Value per share of the Series A Preferred Stock to be redeemed as of the applicable redemption date multiplied by 1.50.

13. Revenue from Contracts with Customers

Accounting policies

Our Company provides message security solutions as subscription services in which we recognize revenue as our services are rendered. Our customer contracts historically have ranged from one to three-year contracts billed annually. We are increasingly moving to a monthly subscription model. This shift has been largely driven by our recent acquisition activity, including CloudAlly and AppRiver. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by our Company from a customer (e.g., sales, use, value added, and some excise taxes).

Disaggregation of Revenue

In 2020, excluding our CloudAlly sales, we recorded revenue for our services in the following core industry verticals: 21% healthcare, 17% financial services, 3% government sector, and 59% as other.

We operate as a single operating segment. Revenue generated from our email encryption and security solutions represented 100% of our revenue in 2020 and 2019.

Contract balances

Our contract assets include our accounts receivable, discussed in Footnote 5 above, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders.   During the twelve months ended December 31, 2020 and 2019, we increased our noncurrent deferred contract asset by $4.7 million, and $5.5 million, respectively, resulting from commissions earned by our sales team during the twelve month periods ended December 31, 2020 and 2019. During the twelve months ended December 31, 2020 and 2019, we also amortized $3.7 million and $3.0 million, respectively of deferred cost, as a selling and marketing expense in the related periods. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for each of the twelve months ended December 31, 2020 and 2019.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $1.8 million decrease to our net deferred revenue in the twelve months ended December 31, 2020, is primarily related to the timing of orders and payments in the normal course of business and our continued trend toward monthly subscription offset by increase of $1.3 million deferred revenue acquired through CloudAlly (as defined herein) acquisition. The $11.1 million increase to our net deferred revenue in the twelve months ended December 31, 2019, is primarily related to our AppRiver acquisition in February 2019.

Performance obligations

As of December 31, 2020, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $83.4 million. We expect to recognize approximately $62.7 million of revenue related to this backlog in 2021, and $20.7 million in periods thereafter. Approximately $62.4 million of our $218.5 million revenue recognized in the twelve months ended December 31, 2020, was included in our performance obligation balance at the beginning of the period.

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

           The following table represents a reconciliation of our acquisition-related contingent earn-out liability measured at fair value on a recurring basis, using Level 3 inputs for the year ended December 31, 2020:

(In thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2019	$378
Additions during the period	22
Payments during the period	—
Adjustments to fair value during the period recorded in General and Administrative expenses	—
Balance at December 31, 2020	$400

15. Earnings Per Share and Potential Dilution

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period under the Treasury Stock method. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for basic and diluted earnings per share for the years ended December 31, 2020, 2019, and 2018, are as follows:

	Year Ended December 31,
	2020	2019	2018
Basic weighted average shares	54,024,162	53,025,152	52,591,714
Effect of dilutive securities:
Employee and director stock options	—	—	347,167
Restricted Stock	—	—	409,871
RSUs	—	—	24,369
Performance RSUs	—	—	9,367
Performance Stock	—	—	98,807
Potential dilutive common shares	54,024,162	53,025,152	53,481,295

           The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of dilutive net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Stock options to purchase common stock	842,010	756,385	73,313
Restricted Stock	2,091,382	1,912,082	131,774
RSUs	126,191	140,075	6,084
Performance RSUs	69,349	55,499	917
Performance Stock	851,852	474,568	18,536
Preferred Stock	19,135,862	17,668,363	—
Potential dilutive common shares	23,116,646	21,006,972	230,624

16. Significant Customers

In 2020, 2019, and 2018, no single customer accounted for 10% or more of our revenues.

17. Commitments and Contingencies

Our principal commitments consist primarily of obligations under operating and financing leases, which include among others, certain leases of our offices, colocations and servers as well as contractual commitment related network infrastructure and data center operations. Refer to Note 8 “Leases” for our commitments to settle contractual obligations in cash as of December 31, 2020.

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

We are exposed to fluctuations in the foreign currency exchange rates as a result of our net investments and international operations. For fiscal year 2020, movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiaries in Canada, Israel and the United Kingdom, were the primary cause of our foreign currency translation gain of $1.4 million, net of $440 thousand in income taxes. For fiscal year 2019, movements in currency exchange rates and the related impact on the translation of the balance sheets of our subsidiary in Canada was the primary cause of our foreign currency translation gain of $215 thousand, net of $16 thousand in income taxes. For fiscal year 2018, foreign currency translation adjustments were immaterial.

19. Income Taxes

Components of the income taxes are as follows:

(In thousands)	2020	2019	2018
Current:
U.S.	$(332)	$(341)	$(794)
State	203	216	725
Foreign	79	9	71
Deferred
Federal	1,861	(4,365)	(4,722)
Foreign	(71)	3	—
Income tax expense (benefit)	$1,740	$(4,478)	$(4,720)

   The Company’s income tax expense (benefit) for 2020, 2019, and 2018, respectively, reflect tax expense (benefit) based on statutory rates in 2020, 2019, and 2018.

A reconciliation of the expected U.S. tax expense (benefit) to income taxes related to continuing operations is as follows:

(In thousands)	2020	2019	2018
Expected tax expense at U.S. statutory rate	$(993)	$(3,943)	$2,260
Change in corporate tax rate- deferreds	—	—	—
Increase (decrease) in valuations allowance	2,681	(295)	(7,841)
Increase (decrease) in valuations allowance- other	—	—	—
Nondeductible expense and nontaxable income	528	(37)	111
State income taxes, net of federal benefits	(328)	(507)	815
Foreign income taxes	230	517	68
Other	(378)	(213)	(133)
Income tax expense (benefit)	$1,740	$(4,478)	$(4,720)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred income taxes as of December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Deferred tax assets:
Nondeductible	$116	$116
U.S. net operating loss carryforwards	48,630	49,657
State net operating loss carryforwards	603	572
Intangible assets	3,169	1,135
Tax credit carryforwards	4,917	5,151
Stock-based compensation	1,943	1,574
Depreciable assets	1,170	1,209
Interest expense	2,111	1,611
Other assets	1,693	1,521
Total deferred tax assets	64,352	62,546
Deferred tax liabilities:
Intangible assets	(2,125)	—
Revenue recognition	(3,222)	(2,976)
Prepaid expenses	(1,139)	(997)
Total deferred tax assets	57,866	58,573
Less valuation allowance	(25,233)	(22,022)
Net deferred tax assets	$32,633	$36,551

The Company has partially reserved its U.S. net deferred tax assets in 2020, 2019, and 2018 due to the uncertainty of future taxable income.   The Company has U.S. federal net operating loss carryforwards of approximately $232 million which begin to expire in 2021. The Company has state credits totaling $1.5 million which can be utilized through 2026 and state net operating losses that have various expiration dates. The Company also has tax credit carryforwards of approximately $3.4 million consisting of business tax credits that begin to expire in 2021. The Company’s net deferred tax assets include a $1.6 million deferred tax liability with Israel associated with the purchase of CloudAlly (see note 22 below).

We have determined that utilization of existing net operating losses against future taxable income is not limited by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company's ability to fully utilize its existing net operating loss carryforwards against any future taxable income.

The Company or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and in the Canadian federal and provincial jurisdictions. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended December 31, 2020, or during the prior three years. We have determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

20. Employee Benefit Plan

401(k) Plan — We have a retirement savings plan structured under Section 401(k) of the Internal Revenue Code covering substantially all of our U.S. employees. Under the plan, contributions are voluntarily made by employees, and we may provide contributions based on the employees’ contributions. Our operating income includes $2.0 million, $1.2 million, and $618 thousand in 2020, 2019, and 2018, respectively, for net contributions from operations to this plan.

21. Zix Repurchase Program

On April 24, 2017, the Company’s Board of Directors approved a share repurchase program that enabled the Company to purchase up to $10 million of its shares of common stock. The shares repurchase program expired on May 31, 2018. The Company did not repurchase shares during the years ended December 31, 2020 or 2019. During the year ended December 31, 2018, the Company repurchased 1,206,994 shares at an aggregate cost of $5.4 million.

22. Acquisitions

Acquisition of CloudAlly

On November 5, 2020, Zix acquired 100% of the equity interest of CloudAlly Ltd. (“CloudAlly”) and its parent holding company for a total purchase price of $30.5 million, following a working capital adjustment. The purchase price included cash consideration of $30.0 million, net of cash acquired. The Company used a portion of the proceeds of the Incremental Term Loan (as defined in Note 11) to fund the acquisition of CloudAlly.

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

The Company incurred $1.8 million in acquisition-related costs for the year ended December 31, 2020. Revenue from CloudAlly was $1.2 million from the acquisition date November 5, 2020 to December 31, 2020, and due to the continued integration of the combined business, it was impractical to determine earnings attributable to CloudAlly.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is not yet finalized. The majority of the goodwill balance is expected to be deductible for tax purposes. The intangible assets we acquired from CloudAlly consist of technology, customer relationships, and trademarks/names which we are amortizing over 4 years, 4 years and 9 years respectively. The results of operations and the provisional fair values of the acquired assets and liabilities have been included in the accompanying condensed consolidated financial statements since the CloudAlly acquisition closed on November 5, 2020.

The following table summarizes the current estimated fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Current assets	$1,385
Property and equipment	116
ROU assets	5,080
Trademark/names	390
Technology	6,000
Customer relationships	3,900
Goodwill	22,312
Total assets	39,183

Liabilities:
Current liabilities	654
Deferred revenue	$1,300
Operating lease liabilities	5,080
Deferred tax liability	1,646
Total liabilities	8,680

Net assets recorded	$30,503

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

The Company incurred $1.2 million in acquisition-related costs with respect to the DeliverySlip acquisition, which were recorded within operating expenses during the twelve months end December 31, 2019. Prior to the acquisition, approximately 90% of DeliverySlip’s revenue was generated from AppRiver Canada Inc, which became a subsidiary of the Company upon closing of the AppRiver acquisition (as described below). Revenue from additional acquired customers of DeliverySlip for the twelve months ended December 31, 2020 and 2019 were immaterial.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is not yet finalized. The majority of the goodwill balance is expected to be deductible for tax purposes. The intangible asset we acquired from DeliverySlip is technology which we are amortizing over 6 years. The results of operations and the fair values of the acquired assets and liabilities have been included in the accompanying condensed consolidated financial statements since the DeliverySlip acquisition closed on May 7, 2019. Certain estimated values are not yet finalized and subject to revision as additional information becomes available and more detailed analyses are completed.

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

The Company incurred $10.8 million in acquisition-related costs which included $1.1 million, $9.6 million and $98 thousand recorded within operating expenses for the twelve months ended December 31, 2018, December 31, 2019 and December 31, 2020, respectively. Revenue from AppRiver was $137.3 million for the twelve months ended December 31, 2020, and was $97.8 million for the twelve months ended December 31, 2019, since the acquisition date. Due to the continued integration of the combined businesses, it was impracticable to determine earnings attributable to AppRiver.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is not yet finalized. The majority of the goodwill balance is expected to be deductible for tax purposes. The intangible assets we acquired from AppRiver consist of customer relationships, vendor relationships, trademarks/names, and internally developed software, which we are amortizing over 8 years, 3 years, 10 years, and 5-6 years, respectively. The results of operations and the fair values of the acquired assets and liabilities have been included in the accompanying condensed consolidated financial statements since the AppRiver acquisition closed on February 20, 2019.

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

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is deductible for tax purposes. The intangible assets we acquired from Erado consist of trademarks, internally developed software, and customer relationships, which we are amortizing over an estimated useful life of 5 years, 10 years, and 15 years, respectively. The results of operations and the estimated fair values of the acquired assets and liabilities have been included in the accompanying consolidated financial statements since our April 2, 2018, acquisition date. Revenue from Erado was $3.7 million, and $3.8 million for the twelve months ended December 31, 2020 and 2019, respectively. Revenue was $2.1 million for the twelve months ended December 31, 2018, since the acquisition date. Due to the continued integration of the combined businesses, it was impracticable to determine the earnings.

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

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the twelve month periods ending December 31, 2020, and 2019, respectively, as though the CloudAlly, DeliverySlip and AppRiver acquisitions that occurred during the reporting period had occurred as of the beginning of the earliest period presented, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, such as amortization expense of intangible assets and acquisition-related transaction costs. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the earliest period presented, nor are they indicative of future results of operations:

	Twelve Months Ended December 31,
(In thousands, except per share data)	2020	2019
Revenues	$225,430	$200,458
Net (loss) income	(6,540)	10,617
Basic (loss) per common share	$(0.29)	$(0.01)
Diluted (loss) per common share	$(0.29)	$(0.01)

23. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019:

	Quarter Ended
(In thousands except per share data)	March 31	June 30	September 30	December 31
2020
Revenues	$52,434	$53,337	$54,840	$57,867
Gross margin	26,355	25,079	26,912	27,369
Net (loss)	(853)	(1,902)	(725)	(2,945)
Basic net (loss) attributable to common stockholders*	(0.06)	(0.08)	(0.05)	(0.10)
Diluted net (loss) attributable to common stockholders*	(0.06)	(0.08)	(0.05)	(0.10)
Comprehensive (Loss)	(1,758)	(1,608)	(232)	(1,440)
2019
Revenues	$29,300	$45,916	$47,833	$50,380
Gross margin	18,161	25,612	26,411	26,337
Net (loss)	(6,265)	(3,706)	(1,597)	(3,079)
Basic net (loss) attributable to common stockholders*	(0.17)	(0.13)	(0.07)	(0.10)
Diluted net (loss) attributable to common stockholders*	(0.17)	(0.13)	(0.07)	(0.10)
Comprehensive (Loss)	(6,297)	(3,762)	(1,562)	(2,812)

*

Net (loss) per share is calculated independently for each quarter. The sum of Net (loss) per share for each quarter may not equal the total Net (loss) per share for the year due to rounding differences.