Form 10-Q
period 2021-03-31
ZIX CORP
filed 2021-05-06
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2021
Common Stock, par value $0.01 per share	56,924,859

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	ZIXI	NASDAQ Global Market

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,747	$21,362
Receivables, net	16,878	16,831
Prepaid and other current assets	5,024	5,430
Total current assets	45,649	43,623
Property and equipment, net	6,651	7,345
Operating lease assets	12,941	14,259
Intangible assets, net	139,897	144,163
Goodwill	194,988	195,013
Deferred tax assets	32,882	32,554
Deferred costs and other assets	12,449	12,767
Total assets	$445,457	$449,724
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,291	$20,018
Accrued expenses	10,821	10,364
Deferred revenue	40,484	40,447
Current portion of long-term debt	2,205	2,205
Operating lease liabilities, current	5,259	5,156
Finance lease liabilities, current	456	602
Total current liabilities	78,516	78,792
Long-term liabilities:
Deferred revenue	963	1,079
Noncurrent operating lease liabilities	8,715	10,094
Noncurrent finance lease liabilities	69	114
Long-term debt	209,306	209,658
Total long-term liabilities	219,053	220,945
Total liabilities	297,569	299,737
Commitments and contingencies (see Note 11)

Preferred stock:
Series A convertible preferred stock, $1 par value; 100,206 shares designated, issued and outstanding in 2021 and in 2020	117,875	115,552
Total preferred stock	117,875	115,552

Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 85,402,761 issued and 56,978,493 outstanding in 2021 and 85,382,484 issued and 57,246,521 outstanding in 2020	782	782
Additional paid-in capital	405,374	401,646
Treasury stock, at cost; 28,424,269 common shares in 2021 and 28,135,963 common shares in 2020	(115,136)	(113,031)
Accumulated deficit	(261,331)	(256,548)
Accumulated other comprehensive income (loss)	324	1,586
Total stockholders’ equity	30,013	34,435
Total liabilities, preferred stock and stockholders’ equity	$445,457	$449,724

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
Revenue	$60,015	$52,434
Cost of revenue	33,138	26,079
Gross margin	26,877	26,355
Operating expenses:
Research and development	6,060	5,386
Selling, general and administrative	21,297	20,029
Total operating expenses	27,357	25,415
Operating income (loss)	(480)	940
Other income (expense):
Investment and other income (expense)	43	(15)
Interest expense	(2,126)	(2,648)
Total other (expense) income	(2,083)	(2,663)
Loss before income taxes	(2,563)	(1,723)
Income tax benefit	103	870
Net loss	$(2,460)	$(853)

Deemed and accrued dividends on preferred stock	2,323	2,229
Net loss attributable to common stockholders	$(4,783)	$(3,082)

Basic loss per share attributable to common stockholders	$(0.09)	$(0.06)
Diluted loss per common share attributable to common stockholders	$(0.09)	$(0.06)
Basic weighted average common shares outstanding	54,536,103	53,496,042
Diluted weighted average common shares outstanding	54,536,103	53,496,042

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(1,262)	(905)
Comprehensive loss	$(3,722)	$(1,758)

See notes to condensed consolidated financial statements

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balances, December 31, 2020, as reported	100,206	$115,552	85,382,484	$782	$401,646	$(113,031)	$(256,548)	$1,586	$34,435
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	50	—	—	—	—	(50)	—	(50)
Accrued dividend on Series A preferred stock	—	2,273	—	—	—	—	(2,273)	—	(2,273)
Net issuance of common stock upon exercise of stock options	—	—	65,000	—	251	—	—	—	251
Net issuance of common stock upon vesting of restricted stock units	—	—	17,397	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	11,763	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	39,745	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	(113,628)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	3,477	(2,105)	—	—	1,372
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(1,262)	(1,262)
Net loss	—	—	—	—	—	—	(2,460)	—	(2,460)
Balances, March 31, 2021	100,206	$117,875	85,402,761	$782	$405,374	$(115,136)	$(261,331)	$324	$30,013

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Continued

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balances, December 31, 2019, as reported	100,206	$106,527	83,393,514	$780	$391,605	$(110,298)	$(240,995)	$199	$41,291
Cumulative effect adjustment from changes in accounting standard (Note 2)	—	—	—	—	—	—	(103)	—	(103)
Balances, January 1, 2020, as reported	100,206	106,527	83,393,514	780	391,605	(110,298)	$100,206	199	41,188
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	48	—	—	—	—	(48)	—	(48)
Accrued dividend on Series A preferred stock	—	2,181	—	—	—	—	(2,181)	—	(2,181)
Net issuance of common stock upon exercise of stock options	—	—	46,875	1	116	—	—	—	117
Net issuance of common stock upon vesting of restricted stock units	—	—	30,084	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	16,062	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	1,062,983	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	404,746	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,989	(1,785)	—	—	204
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(905)	(905)
Net loss	—	—	—	—	—	—	(853)	—	(853)
Balances, March 31, 2020	100,206	$108,756	84,954,264	$781	$393,710	$(112,083)	$97,124	$(706)	$37,522

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating activities:
Net loss	$(2,460)	$(853)
Non-cash items in net loss:
Depreciation and amortization	9,300	7,792
Amortization of debt issuance costs	200	320
Employee stock-based compensation costs	3,477	1,991
Noncash lease costs	1,154	782
Changes in deferred taxes	(268)	(887)
Changes in operating assets and liabilities:
Receivables	(179)	(2,947)
Prepaid and other current assets	391	179
Deferred costs and other assets	323	(330)
Accounts payable	(571)	562
Deferred revenue	(95)	1,135
Earn-out payment	(400)	—
Accrued and other liabilities	(198)	(3,337)
Net cash provided by operating activities	10,674	4,407
Investing activities:
Purchases of property, equipment and internal-use software	(4,979)	(5,007)
Acquisition of business, net of cash acquired	(339)	—
Net cash used in investing activities	(5,318)	(5,007)
Financing activities:
Proceeds of long-term debt	—	6,000
Proceeds from exercise of stock options	253	117
Repayment of long-term debt	(551)	(460)
Repayment of finance lease liabilities	(201)	(406)
Purchase of treasury shares	(2,105)	(1,785)
Net cash provided by (used in) financing activities	(2,604)	3,466

Effect of exchange rate on cash	(367)	80

Increase in cash and cash equivalents	2,385	2,946
Cash and cash equivalents, beginning of period	21,362	13,349
Cash and cash equivalents, end of period	$23,747	$16,295

See notes to condensed consolidated financial statements.

ZIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Zix Corporation (“Zix” the “Company,” “we,” “our” or “us”) should be read in conjunction with the audited consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K. These financial statements are unaudited, but have been prepared in the ordinary course of business for the purpose of providing information with respect to the covered interim periods.

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2021, are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

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

2. Recent Accounting Standards and Pronouncements

Income Taxes

On January 1, 2021, we adopted Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the tax basis of goodwill after a business combination, and the recognition of deferred tax liabilities for outside basis differences. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

3. Stock-Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of March 31, 2021, the Company had 777,010 stock options outstanding, 1,411,093 non-vested Restricted Stock awards; 553,277 non-vested Performance Stock awards; 1,444,767 non-vested RSUs; and 748,265 non-vested Performance RSUs. The Company does not currently have shares of common stock available for future award grants within existing incentive plans if all outstanding performance-based stock and RSUs were settled at maximum level. Due in part to the shortage of available shares for grants under our current incentive plans, the Company established the 2021 Ominous Incentive Plan (the “2021 Plan”) to be effective on June 9, 2021, provided the 2021 Plan has received the requisite shareholder approval. Should the 2021 Plan be approved by shareholders, the Company anticipates issuing additional grants during the current year.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2020	842,010	$4.40	5.14
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	(65,000)	3.86
Outstanding at March 31, 2021	777,010	$4.45	5.28
Options exercisable at March 31, 2021	608,260	$3.66	4.16

At March 31, 2021, 777,010 stock options outstanding and 608,260 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options was $2.5 million and $2.4 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended March 31, 2021:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at December 31, 2020	2,091,382	$7.34
Granted at market price	58,086	7.62
Vested	(720,034)	7.23
Cancelled	(18,341)	6.79
Non-vested restricted stock at March 31, 2021	1,411,093	$7.41

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended March 31, 2021:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at December 31, 2020	126,191	$8.52
Granted at market price	1,373,308	7.33
Vested	(27,307)	8.28
Cancelled	(27,425)	8.56
Non-vested restricted stock units at March 31, 2021	1,444,767	$7.39

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended March 31, 2021:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at December 31, 2020	69,349	$8.07
Granted at market price	697,588	7.38
Vested	(11,763)	8.99
Forfeited	(6,909)	8.99
Non-vested performance RSUs at March 31, 2021	748,265	$7.40

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended March 31, 2021:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at December 31, 2020	851,852	$7.37
Granted at market price	—	—
Vested	(184,947)	7.13
Forfeited	(113,628)	7.11
Non-vested performance stock at March 31, 2021	553,277	$7.50

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the three month period ended March 31, 2021, the total stock-based employee compensation expense (excluding $328 thousand payroll tax expense resulting from the vesting of employees’ equity awards) resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statement of comprehensive loss:

(In thousands)	Three Months Ended March 31, 2021
Cost of revenues	$250
Research and development	522
Selling, general and administrative	2,705
Stock-based compensation expense	$3,477

A deferred tax asset totaling $683 thousand and $391 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the three month periods ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $27.8 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted under the incentive plans. This expense is expected to be recognized over a weighted average period of 2.22 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3, Stock Options and Stock-Based Employee Compensation of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes, interest and non-cash activities:

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest payments	$1,724	1,566
Income tax payments	35	44
Non-cash investing and financing activities:
Accrued and deemed dividends on Series A preferred stock	2,323	2,229

5. Receivables, net

(In thousands)	March 31, 2021	December 31, 2020
Gross accounts receivables	$32,352	$30,188
Allowance for credit losses	(381)	(478)
Unpaid portion of deferred revenue	(15,093)	(12,879)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$16,878	$16,831

Accounts receivable are recorded at cost less an allowance for credit losses. We estimate losses on receivables at the reporting date based on expected losses resulting from the inability of our customers to make required payments, including our historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information we may also establish specific reserves for customers in an adverse financial condition or adjust our expectations of changes in conditions that may impact the collectability of outstanding receivables. As of March 31, 2021, based on available information to date, the Company assessed no material impact related to potential losses caused by COVID-19.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale, as the note’s collectability was not assured. The note receivable is fully reserved at March 31, 2021.

6. Leases

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

The components of lease costs are as follows:

	Three Months ended March 31,	Three Months ended March 31,
(In thousands)	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$215	$378
Interest on lease liabilities	10	29
Operating lease costs	1,481	941
Short-term lease costs	534	400
Variable lease costs	287	217
Total lease costs	$2,527	$1,965

Supplemental cash flow information related to leases are as follows:

	Three Months ended March 31,	Three Months ended March 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,416	$973
Operating cash flows related to finance leases	10	29
Financing cash flows related to finance leases	201	406
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	365
Finance leases	—	—

Supplemental balance sheet information related to leases are as follows:

		March 31,	March 31,
(In thousands)	Balance Sheet Classification	2021	2020
Operating Leases
Operating lease right-of-use assets	Operating lease assets	$12,941	$9,709
Total operating lease assets		$12,941	$9,709

		March 31,
(In thousands)	Balance Sheet Classification	2021
Finance Leases
Finance lease right-of-use assets		$3,362
Accumulated depreciation - finance leases		(2,680)
Finance lease right-of-use assets, net	Property and equipment, net	$682

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)	2021	2020
Operating leases	2.93	4.12
Finance leases	1.17	1.78

Weighted Average Discount Rate
Operating leases	4.33%	5.82%
Finance leases	6.11%	6.15%

Maturities of lease liabilities are as follows:

	Payments Due by Period - Year Ending December 31, 2021
(In thousands)	Total	Year 1 (1)	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$14,898	$4,265	$8,355	$2,278	$—
Less imputed interest	(924)
Total	$13,974

Finance leases	$531	$415	$116	$—	$—
Less imputed interest	(6)
Total	$525

(1) Year 1 excluding the three months ended March 31, 2021

In 2020, we entered into an operating lease for an additional data center, which has not yet commenced due to Covid-19 and is expected to be added as a right-of-use asset and a lease liability at a value of approximately $109 thousand upon commencement. The operating lease will commence in the second quarter of 2021 with a lease term of 3 years.

7. Long-term Debt

On February 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and SunTrust Bank as administrative agent, which (1) provided for borrowing in the form of a senior secured term loan facility in an aggregate principal amount of $175 million (the “Term Loan”), (2) provided for a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million (the “Delayed Draw Term Loan Facility”), and (3) provided for a senior secured revolving credit facility in an aggregate principal amount of $25 million, up to $5 million of which is available for letters of credit (the “Revolving Facility” and, together with the Term Loan and the Delayed Draw Term Loan Facility, the “Credit Facilities”). On February 20, 2019, the Term Loan was borrowed in full to pay a portion of the purchase price in connection with the AppRiver acquisition (described below in Note 16 “Acquisitions”) including certain fees, costs and expenses related thereto. On May 2, 2019, the Delayed Draw Term Loan Facility was borrowed in full to pay a portion of the purchase price in connection with the DeliverySlip acquisition (described below in Note 16 “Acquisitions”), including certain fees, costs and expenses related thereto. On November 5, 2020, the Company amended its Credit Agreement to, among other things, borrow an incremental $35.0 million term loan (the “Incremental Term Loan”). The Incremental Term Loan has the same interest rate, maturity date, amortization schedule, collateral and other terms as the existing Term Loan and Delayed Draw Term Loan. The Company used the proceeds of the Incremental Term Loan to fund the acquisition of CloudAlly (described below in Note 16 “Acquisitions”) and to repay all existing borrowing under the Revolving Facility. As of March 31, 2021, the Company had no outstanding debt attributable to the Revolving Facility. The Credit Facilities are secured by substantially all the assets of Zix and its wholly-owned domestic subsidiaries and guaranteed by substantially all of Zix’s wholly-owned domestic subsidiaries.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (1) the adjusted LIBOR rate (as defined in the Credit Agreement) plus a margin ranging from 2.50% to 3.50% or (2) the alternate base rate (as defined in the Credit Agreement) plus a margin ranging from 1.50% to 2.50%. The applicable margin varies depending on the Company’s total net leverage ratio. One-week and 2-month U.S dollar LIBOR and all remaining U.S dollar LIBOR settings are set to be phased out at December 31, 2021 and June 30, 2023, respectively. We are currently reviewing how the LIBOR rate phase out will affect us, but we do not expect the impact to be material.

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

Term Loan and Incremental Term Loan (“Combined Term Loan”)

As of March 31, 2021, the Company had $206.3 million in principal outstanding under the Term Loan. The Term Loan was fully drawn on February 20, 2019 in the amount of $175 million, and requires quarterly payments of principal of $437 thousand beginning on June 30, 2019. The Incremental Loan was fully drawn on November 5, 2020 in the amount of $35.0 million, and requires quarterly payments of principal of $89 thousand beginning on December 31, 2020. In addition to other customary mandatory prepayment requirements, the Term Loan requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2020, the Company is not required to make prepayment in addition to the quarterly installment.

At March 31, 2021, the Company had an outstanding debt balance of $201.7 million attributable to the Combined Term Loan based on the 4.00% interest rate in effect during the three-month period ended on March 31, 2021. Included in the balance at March 31, 2020 is $4.6 million of unamortized debt issuance costs.

Future principal payments under the Combined Term Loan as of March 31, 2021 are as follows:

(In thousands)
Year Ending December 31,	Amount
2021	1,579
2022	2,105
2023	2,105
2024	200,533
206,322

Delayed Draw Term Loan Facility

At March 31, 2021, the Company had $9.8 million in principal outstanding under the Delayed Draw Term Loan Facility. The Delayed Draw Term Loan Facility was fully drawn on May 2, 2019 in the amount of $10 million to fund the DeliverySlip acquisition. The Delayed Draw Term Loan Facility requires 1.00% per annum amortization of the original principal amount borrowed, payable in equal quarterly installments of $25 thousand beginning on September 30, 2019. In addition to other customary mandatory prepayment requirements, the Delayed Draw Term Loan Facility requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage reduces if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2020, the Company is not required to make prepayment in addition to the quarterly installment.

At March 31, 2021, the Company had an outstanding debt balance of $9.8 million attributable to the Delayed Draw Term Loan Facility based on the 3.41% interest rate in effect during the three month period ended March 31, 2021. Included in the balance at March 31, 2021 is $39 thousand of unamortized debt issuance costs.

Future principal payments under the Delayed Draw Term Loan Facility as of March 31, 2021 are as follows:

(In thousands)
Year Ending December 31,	Amount
2021	75
2022	100
2023	100
2024	9,550
9,825

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

As of March 31, 2021, the Company had no outstanding debt attributable to the Revolving Facility. The undrawn balance of $25 million is available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement. The Company incurred $23 thousand of commitment fees for the three month period ended March 31, 2021.

As of March 31, 2021, the estimated fair value of the Credit Facilities approximated their carrying value and the Company was in compliance with all covenants in the Credit Agreement.

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

On June 5, 2019, Shareholders approved the conversion of the outstanding shares of Series B Preferred Stock into shares of Series A Preferred Stock. Each share of Series B Preferred Stock was converted into the number of shares of Series A Preferred Stock equal to the liquidation preference of such share of Series B Preferred Stock divided by the accreted value of a share of Series A Preferred Stock on the date of conversion plus cash in lieu of fractional shares. On June 6, 2019, all the outstanding shares of Series B Preferred Stock were converted into 35,292 shares of Series A Preferred Stock. As of March 31, 2021, no shares of Series B Preferred Stock are outstanding.

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

Dividends

The Stated Value of the Series A Preferred Stock accretes at a fixed rate of 8% per annum, compounded quarterly (“Series A Preferred Dividend”). Apart from the Series A Preferred Dividend, the holders of Series A Preferred Stock are also entitled to receive any dividends paid on our common stock on an "as converted" basis. No dividend may be paid on our common stock until such dividend is paid on the Series A Preferred Stock. All calculations of the Accreted Value (as defined below) of Series A Preferred Stock will be computed on the basis of a 360-day year of twelve 30-day months. As of March 31, 2021, the accretion of the Stated Value of Series A Preferred Stock is valued at $17.3 million.

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

Disaggregation of Revenue

In the three months ended March 31, 2021, we recorded revenue for our services in the following core industry verticals: 20% healthcare, 17% financial services, 3% government sector, and 60% as other.

We operate as a single operating segment. Revenue generated from our email encryption and security solutions represented 100% of our revenues in the three months ended March 31, 2021 and 2020, respectively.

Contract balances

Our contract assets include our accounts receivables, discussed above in Footnote 5 “Receivables, net”, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. During the three months ended March 31, 2021, we increased our noncurrent deferred contract asset by $754 thousand resulting from commissions earned by our sales team during the three months ended March 31, 2021. We also amortized $1.1 million of deferred cost as a selling and marketing expense in the same period. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three months ended March 31, 2021.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $79 thousand decrease to our net deferred revenue in the three months ended March 31, 2021, is related to the timing of orders and payments.

Performance obligations

As of March 31, 2021, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $82.9 million. We expect to recognize approximately $55.0 million of revenue related to this backlog during the remainder of 2021, $19.8 million in 2022, and $8.1 million in periods thereafter.

Approximately $27.2 million of our $60.0 million revenue recognized in the three months ended March 31, 2021, was included in our performance obligation balance at the beginning of the period.

10. Earnings (Loss) Per Share and Potential Dilution

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding for the applicable period under the Treasury Stock method. The dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share. The computations for basic and diluted earnings (loss) per share for the three months ended March 31, 2021 and 2020, respectively, are as follows:

Three Months ended March 31,
	2021	2020
Basic weighted average common shares	54,536,103	53,496,042
Effect of dilutive securities:
Employee and director stock options	—	—
Restricted Stock	—	—
RSUs	—	—
Performance RSUs	—	—
Performance Stock	—	—
Series A Preferred Shares	—	—
Series B Preferred Shares	—	—
Dilutive weighted average common shares	54,536,103	53,496,042

The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of dilutive net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months ended March 31,
	2021	2020
Stock options to purchase common stock	777,010	809,510
Restricted Stock	1,411,093	2,354,445
RSUs	1,444,767	238,643
Performance RSUs	748,265	77,197
Performance Stock	553,277	723,517
Preferred Stock	19,513,022	18,030,446
Potential dilutive common shares	24,447,434	22,233,758

11. Commitments and Contingencies

We have not entered into any material, non-cancelable purchase commitments at March 31, 2021.

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

13. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the three month periods ended March 31, 2021 and 2020:

	Three Months ended March 31,
(In thousands)	2021	2020
Opening balance	$195,013	$171,209
Acquisition adjustments	729	—
Effect of currency translation adjustment	(754)	(832)
Goodwill	$194,988	$170,377

The increase to our goodwill in the three months ended March 31, 2021 is due to fair value adjustment of our acquired intangible assets and deferred revenue liability as well as the final working capital adjustment of our CloudAlly acquisition completed on November 5, 2020. See below Note 16 “Acquisitions” for additional information regarding our acquisitions.

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

We are exposed to fluctuations in the foreign currency exchange rates as a result of our net investments and operations in Canada, United Kingdom, Switzerland and Spain. For the three months ended March 31, 2021, movements in currency exchange rates and the related impact on the translation of the balance sheets of our foreign subsidiaries was the primary cause of our foreign currency translation loss of $1.3 million, net of $7 thousand in income tax expense.

15. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $24.2 million reserve. Any reduction to this $24.2 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2021 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2020, will remain unchanged at December 31, 2021. For this reason, the Company has recognized its first quarter 2021 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

16. Acquisitions

Acquisition of CloudAlly

On November 5, 2020, Zix acquired 100% of the equity interest of CloudAlly Ltd. (“CloudAlly”) and its parent holding company for a total purchase price of $30.8 million, following a working capital adjustment. The purchase price included cash consideration of $30.4 million, net of cash acquired. The Company used a portion of the proceeds of the Incremental Term Loan (as defined in Note 7) to fund the acquisition of CloudAlly.

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

The Company incurred $2.0 million in acquisition-related costs which included $1.8 million and $158 thousand recorded within the operating expenses during the twelve months ended December 31, 2020 and the three months ended March 31, 2021, respectively. Revenue from CloudAlly was $2.3 million for the three months ended March 31, 2021, and due to the continued integration of the combined business, it was impractical to determine earnings attributable to CloudAlly.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill from this transaction is not yet finalized. The majority of the goodwill balance is expected to be deductible for tax purposes. The intangible assets we acquired from CloudAlly are technology, customer relationships, and trademarks/names which we are each amortizing over a 4 year period.   The results of operations and the provisional fair values of the acquired assets and liabilities have been included in the accompanying condensed consolidated financial statements since the CloudAlly acquisition closed on November 5, 2020. Certain estimated values are not yet finalized and subject to revision as additional information becomes available and more detailed analyses are completed.

The following table summarizes the current estimated fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Current assets	$1,385
Property and equipment	116
ROU assets	5,080
Trademark/Names	200
Technology	6,300
Customer relationships	3,500
Goodwill	23,041
Total assets	39,622

Liabilities:
Current liabilities	$654
Deferred revenue	1,400
Operating lease liabilities	5,080
Deferred tax liability	1,646
Total liabilities	8,780

Net assets recorded	$30,842

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three month periods ending March 31, 2021 and 2020, respectively, as though the CloudAlly acquisition that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments, such as amortization expense of intangible assets and acquisition-related transaction costs, to give effect to pro forma events that are directly attributable to the acquisitions. These unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the respective acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Revenues	$60,060	$54,381
Net income	(2,267)	(1,278)
Basic income per share attributed to common shareholders	$(0.08)	$(0.07)
Diluted income per share attributed to common shareholders	$(0.08)	$(0.07)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties related to how privacy and data security law mandates may affect demand for Zix’s products, business disruptions, uncertainty and market instability stemming from the COVID-19 pandemic as well as governmental actions related thereto, and those risks additionally described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Zix® (the “Company,” “we,” “our,” or “us”) is a leading cloud provider of email security, productivity and compliance solutions. Trusted by the nation’s most influential institutions in healthcare, finance and government, Zix delivers a superior experience and easy-to-use solutions for email encryption, data loss prevention (“DLP”), advanced threat protection, unified archiving and cloud data backup. As a leading provider of cloud-based cybersecurity, compliance, and productivity solutions for businesses of all sizes, we are focused on the protection of business communication, enabling our customers to better secure data and meet compliance needs. We serve organizations in many industries, with particular emphasis on the healthcare (including multiple major hospitals and several Blue Cross Blue Shield plans), financial services (including several major U.S. Banks), and insurance and government (including the U.S. Securities and Exchange Commission (the “SEC”)) sectors.

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

Our business operations and service offerings are supported by the ZixData Center™, which is ISO 27001 certified, SOC2 accredited and SOC 3 certified for applicable services. The operations of the ZixData Center are independently audited annually to maintain ISO 27001 certification covering numerous categories and controls and AICPA SOC3 certification in the areas of security, confidentiality, integrity and availability. Auditors also produce a SOC2 report on the effectiveness of operational controls used over the audit period.

Our company was incorporated as a corporation in Texas in 1988. Originally named Amtech Corporation, we changed our name to ZixIt® Corporation in 1999 when we entered the encrypted email market. In 2002, we became Zix Corporation, and in 2017, the Company rebranded to Zix.

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. The pandemic has resulted in significant, unpredictable, and rapidly changing impacts on the United States and global economies. The COVID-19 pandemic and government responses have included limiting the operations of non-essential businesses and may result in long-term harm or permanent closures impacting our customers and our vendors. While COVID-19 had a minimal impact to our first quarter 2021 financial results, Zix has taken steps to ensure the resilience of our company, while protecting the email security of our customers and the health of our employees, including the following actions:

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

We have continued to provide our cloud email security, productivity and compliance solutions services to our customers and vendors during this ongoing pandemic. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. See the additional risk factor regarding COVID-19 included in Part I – Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from COVID-19 and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ from these estimates and assumptions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments.

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2020. We discuss our Critical Accounting Policies and Estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

First Quarter 2021 Summary of Operations

Financial

•	Revenue for the quarter ended March 31, 2021, was $60.0 million, compared with $52.4 million for the same period in 2020, representing a 14% increase.
•	Gross margin for the quarter ended March 31, 2021, was $26.9 million (or 45% of revenues), compared with $26.4 million (or 50% of revenues) for the comparable period in 2020.
•	Net loss for the quarter ended March 31, 2021, was $2.5 million, compared with net loss of $0.9 million in the comparable period in 2020.
•

Net loss attributable to common shareholders for the quarter ended March 31, 2021, was $4.8 million, compared with net loss attributable to common shareholders of $3.1 million in the comparable period in 2020. The Company’s net loss attributable to common shareholders includes a deemed and accrued dividend to preferred shareholders of $2.3 million and $2.2 million, for the three month periods ended March 31 2021 and 2020, respectively

•	Net loss per diluted share was $0.09 for the quarter ended March 31, 2021, compared with net loss per diluted share of $0.06 in the comparable period in 2020.
•	Ending cash and cash equivalents were $23.7 million on March 31, 2021, compared with $16.3 million on March 31, 2020, and $21.4 million on December 31, 2020.

Operations

•	Total billings for the quarter ended March 31, 2021, were $62.3 million, compared with $55.8 million for the same period in 2020, representing a 12% increase.
•

The annual recurring revenue value of our customer subscriptions as of March 31, 2021, was $243.6 million, compared with $214.3 million for the same period in 2020, representing an increase of $29.2 million.

•

Net cash provided by operations in the three months ended March 31, 2021, was $10.7 million, compared with $4.4 thousand provided by operations for the same period in 2020, representing a $6.3 million increase

•	As of March 31, 2021, backlog was $82.9 million, compared with $88.5 million as of March 31, 2020, representing a 6% decrease.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended March 31,		3-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%
Revenues	$60,015	$52,434	$7,581	14%

Our revenue increase is the result of 10% growth in our core business due to continued success in our subscription-based business model with both steady additions to the subscriber base and a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. Our CloudAlly business, acquired in November 2020, additionally contributed $2.3 million to our first quarter 2021 revenue. In the first three months of 2021, excluding our CloudAlly business, we categorized our revenue in the following core industry verticals: 20% healthcare, 17% financial services, 3% government sector, and 60% as other. In the first three months of 2020, we categorized our revenue in the following core industry verticals: 20% healthcare, 18% financial services, 3% government sector, and 59% as other.

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

	As of March 31,		Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%
Annual Recurring Revenue	$243,554	$214,315	$29,239	14%

Backlog

Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of March 31, 2021, total backlog was $82.9 million, and we expect approximately 76% of the total backlog, or approximately $63.1 million, to be recognized as revenue during the next twelve months. As of March 31, 2021, the backlog was comprised of the following elements: $41.5 million of deferred revenue that has been billed and paid, $15.1 million billed but unpaid, and approximately $26.3 million of unbilled contracts. The backlog at March 31, 2021, was 6% lower than the $88.5 million backlog at the end of the first quarter 2020, and 1% lower than the ending backlog of $83.4 million at December 31, 2020. Our decrease in backlog is the result of timing of our customer contracts and our continued shift toward a monthly subscription model.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended March 31,		3-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%
Cost of revenues	$33,138	$26,079	$7,059	27%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, Microsoft fees associated with the resale of Microsoft Office365 and hosted exchange products, and the amortization of Company-owned, customer-based computer appliances. The increases in 2021 compared to 2020 reflected in the table above result from our sales of Microsoft Office365 and hosted exchange products, which comprise 53% of total Company revenue earned in the first quarter of 2021.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended March 31,		3-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%
Research and development expenses	$6,060	$5,386	$674	13%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increase in 2021 compared to 2020 reflected in the table above resulted primarily from the amortization of previously capitalized internal use software due to project completions.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended March 31,		3-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%
Selling and marketing expenses	$14,922	$14,341	$581	4%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended March 31, 2021, compared to the same period in 2020, was due primarily to increases in commissions and stock-based compensation expense, offset by decreases in travel and advertising.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended March 31,		3-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%
General and administrative expenses	$6,375	$5,688	$687	12%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three months ended March 31, 2021, compared with the same period in 2020 resulted primarily from increases in our stock based compensation expense.

Other Income (Expense)

Our other income (expense) consists primarily of interest expense associated with our debt. During the three months ended March 31, 2021 and 2020, we recorded interest expense of $2.1 million and $2.6 million, respectively associated with this debt. At March 31, 2021, our outstanding debt balance was $211.5 million based on 3.97% effective interest rate during the period. See above Note 7 “Long-term Debt” for additional information regarding our debt.

Provision for Income Taxes

The provision for income taxes was a $103 thousand and an $870 thousand benefit for the three month periods ended March 31, 2021 and 2020, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $24.2 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our March 31, 2021, provision benefit of $103 thousand included $279 thousand deferred taxes benefit, offset by state taxes payable based on gross revenues. Our March 31, 2020, provision benefit of $870 thousand included $633 thousand in deferred taxes, and a $337 thousand tax benefit related to the return of federal Alternative Minimum Tax credits, all of which was offset by $100 thousand in state taxes then payable based on gross revenues.

No tax penalty-related charges were accrued or recognized for the three month periods ended March 31, 2021 and 2020. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended March 31, 2021. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At March 31, 2021, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $32.9 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $26.3 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $5.2 million relating to temporary differences between GAAP and tax-related expense, Federal R&D credits of $1.9 million, and $975 thousand relating to U.S. state income tax credits and net operating loss carryovers. These items are offset by a $1.5 million Israeli deferred tax liability.

Any reduction or increase to the $24.2 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical earnings. Using this methodology, and updating the future taxable earnings estimates based on first quarter 2021 actual earnings, the Company believes the deferred tax asset allowance as of December 31, 2020, will remain unchanged at December 31, 2021. For this reason, the Company has recognized its first quarter 2021 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will either fail to meet or exceed the prior year estimate, the Company will offset its federal deferred tax provision by increasing or reducing its valuation allowance accordingly by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. Adjusting our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Loss

Our net loss for the three months ended March 31, 2021, of $2.5 million was a decline of $1.7 million compared to our net loss of $853 thousand for the same period last year. The decline in our net loss was primarily due to increases in our operating expenses, offset by increased revenue.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, including our assessment of the COVID-19 potential impact to our Company, we believe our cash and cash equivalents, cash generated from operations, and availability under our $25 million Revolving Facility (which was undrawn as of March 31, 2021 and available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments, and restricted payments, subject, in both cases, to the conditions contained in the Credit Agreement) will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process and quarterly reviews, and we will continue to monitor our position to protect our Company against uncertainties related to the COVID-19 pandemic.  During the first three months of 2021, net cash provided by operations was $10.7 million, an increase of $6.3 million compared with the $4.4 million of net cash provided by operations in the first three months of 2021. At March 31, 2021, our cash and cash equivalents totaled $23.7 million, an increase of $2.4 million from the December 31, 2020 balance, and we had outstanding debt of $211.5 million.

Sources and Uses of Cash Summary

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by operations	$10,674	$4,407
Net cash used in investing activities	$(5,318)	$(5,007)
Net cash provided by (used in) financing activities	$(2,604)	$3,466

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first three months of 2021 consisted of $5.3 million for capital expenditures, which includes $4.5 million in capitalized internal-use software, $459 thousand related to purchases of computer and networking equipment, and $339 thousand related to our CloudAlly acquisition. Our investing activities in the first three months of 2020 consisted of $3.9 million in capitalized internal-use software, and $1.1 million for computer and networking equipment.

Financing activities in the first three months of 2021 include using $2.1 million in the repurchase of common stock related to the tax impact of vesting restricted awards, $551 thousand for principal payments of our long-term debt, and $201 thousand for payments on our finance leases. This usage was offset by $253 thousand received from the exercise of stock options. Financing activities in the first three months of 2020 included $6.0 million drawn from our Revolving Facility and $117 thousand received from the exercise of stock options. We used $1.8 million in the repurchase of common stock related to the tax impact of vesting restricted awards, $460 thousand for principal payments of our long-term debt, and $406 thousand for payments on our finance leases.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of March 31, 2021. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$2.00 - $3.49	180,000	$481,000	180,000	$481,000
$3.50 - $4.99	397,010	1,503,567	397,010	1,503,567
$5.00 - $6.49	—	—	—	—
$6.50 - $7.99	100,000	670,000	6,250	41,875
$8.00 - $9.50	100,000	803,000	25,000	200,750
Total	777,010	$3,457,567	608,260	$2,227,192

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

We have not entered into any material, non-cancelable purchase commitments at March 31, 2021.

We have severance agreements with certain employees which would require the Company to pay approximately $5.6 million if all such employees were terminated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	8,929	$8.36	—	$—
February 1, 2021 to February 28, 2021	26,732	$7.44	—	$—
March 1, 2021 to March 31, 2021	252,645	$7.22	—	$—
Total	288,306	$7.27	—	$—

1

Of the total number of shares purchased for the one month periods ended January 31, 2021, February 28, 2021 and March 31, 2021, 219,383 shares of Restricted Stock, 53,594 shares of Performance Stock, 9,031 units of RSUs and 6,298 units of Performance RSUs represent shares of Restricted Stock and Performance Stock as well as units of RSUs and Performance RSUs withheld by us upon the vesting of outstanding Restricted Stock, Performance Stock, RSUs and Performance RSUs. These shares and units were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock, Performance Stock, RSUs and Performance RSUs vested during the period, which is required upon vesting.

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

ZIX CORPORATION

Date: May 6, 2021	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)