Form 10-Q
period 2021-06-30
ZIX CORP
filed 2021-08-05
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2021
Common Stock, par value $0.01 per share	56,915,850

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	ZIXI	NASDAQ Global Market

INDEX

		Page Number
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2021 and 2020	4
	Condensed Consolidated Statement of Preferred Stock and Stockholders’ Equity (unaudited) for the three months ended March 31, 2021 and 2020 and June 30, 2021 and 2020, respectively	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2021 and 2020	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,901	$21,362
Receivables, net	18,153	16,831
Prepaid and other current assets	5,741	5,430
Total current assets	57,795	43,623
Property and equipment, net	6,182	7,345
Operating lease assets	12,011	14,259
Intangible assets, net	134,927	144,163
Goodwill	195,688	195,013
Deferred tax assets	33,410	32,554
Deferred costs and other assets	12,954	12,767
Total assets	$452,967	$449,724
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,231	$20,018
Accrued expenses	11,453	10,364
Deferred revenue	43,271	40,447
Current portion of long-term debt	2,205	2,205
Operating lease liabilities, current	5,535	5,156
Finance lease liabilities, current	328	602
Total current liabilities	85,023	78,792
Long-term liabilities:
Deferred revenue	756	1,079
Noncurrent operating lease liabilities	7,543	10,094
Noncurrent finance lease liabilities	25	114
Long-term debt	209,095	209,658
Total long-term liabilities	217,419	220,945
Total liabilities	302,442	299,737
Commitments and contingencies (see Note 11)

Preferred stock:
Series A convertible preferred stock, $1 par value; 100,206 shares designated, issued and outstanding in 2021 and in 2020	120,274	115,552
Total preferred stock	120,274	115,552

Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 85,392,372 issued and 56,921,994 outstanding in 2021 and 85,382,484 issued and 57,246,521 outstanding in 2020	782	782
Additional paid-in capital	409,797	401,646
Treasury stock, at cost; 28,470,377 common shares in 2021 and 28,135,963 common shares in 2020	(115,454)	(113,031)
Accumulated deficit	(266,661)	(256,548)
Accumulated other comprehensive income	1,787	1,586
Total stockholders’ equity	30,251	34,435
Total liabilities, preferred stock and stockholders’ equity	$452,967	$449,724

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenue	$62,829	$53,337	$122,844	$105,771
Cost of revenue	34,604	28,258	67,742	54,337
Gross margin	28,225	25,079	55,102	51,434
Operating expenses:
Research and development	6,882	5,820	12,942	11,206
Selling, general and administrative	22,391	19,216	43,688	39,245
Total operating expenses	29,273	25,036	56,630	50,451
Operating income (loss)	(1,048)	43	(1,528)	983
Other income (expense):
Investment and other income (expense)	(48)	(7)	(5)	(22)
Interest expense	(2,187)	(2,508)	(4,313)	(5,155)
Total other (expense) income	(2,235)	(2,515)	(4,318)	(5,177)
Loss before income taxes	(3,283)	(2,472)	(5,846)	(4,194)
Income tax benefit	352	570	455	1,440
Net loss	$(2,931)	$(1,902)	$(5,391)	$(2,754)

Deemed and accrued dividends on preferred stock	2,399	2,218	4,722	4,447
Net loss attributable to common stockholders	$(5,330)	$(4,120)	$(10,113)	$(7,201)

Basic loss per share attributable to common stockholders	$(0.10)	$(0.08)	$(0.18)	$(0.13)
Diluted loss per common share attributable to common stockholders	$(0.10)	$(0.08)	$(0.18)	$(0.13)
Basic weighted average common shares outstanding	55,075,242	54,788,858	54,806,858	53,770,821
Diluted weighted average common shares outstanding	55,075,242	54,788,858	54,806,858	53,770,821

Other comprehensive loss, net of tax
Foreign currency translation adjustments	1,463	294	201	(611)
Comprehensive loss	$(1,468)	$(1,608)	$(5,190)	$(3,365)

See notes to condensed consolidated financial statements

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balances, December 31, 2020, as reported	100,206	$115,552	85,382,484	$782	$401,646	$(113,031)	$(256,548)	$1,586	$34,435
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	50	—	—	—	—	(50)	—	(50)
Accrued dividend on Series A preferred stock	—	2,273	—	—	—	—	(2,273)	—	(2,273)
Net issuance of common stock upon exercise of stock options	—	—	65,000	—	251	—	—	—	251
Net issuance of common stock upon vesting of restricted stock units	—	—	17,397	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	11,763	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	39,745	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	(113,628)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	3,477	(2,105)	—	—	1,372
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(1,262)	(1,262)
Net loss	—	—	—	—	—	—	(2,460)	—	(2,460)
Balances, March 31, 2021	100,206	$117,875	85,402,761	$782	$405,374	$(115,136)	$(261,331)	$324	$30,013
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	51	—	—	—	—	(51)	—	(51)
Accrued dividend on Series A preferred stock	—	2,348	—	—	—	—	(2,348)	—	(2,348)
Net issuance of common stock upon vesting of restricted stock units	—	—	25,580	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	(35,969)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	4,423	(318)	—	—	4,105
Adjustment from foreign currency translation	—	—	—	—	—	—	—	1,463	1,463
Net loss	—	—	—	—	—	—	(2,931)	—	(2,931)
Balances, June 30, 2021	100,206	$120,274	85,392,372	$782	$409,797	$(115,454)	$(266,661)	$1,787	$30,251

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Continued

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
(In thousands, except shares)	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balances, December 31, 2019, as reported	100,206	$106,527	83,393,514	$780	$391,605	$(110,298)	$(240,995)	$199	$41,291
Cumulative effect adjustment from changes in accounting standard (Note 2)	—	—	—	—	—	—	(103)	—	(103)
Balances, January 1, 2020, as reported	100,206	106,527	83,393,514	780	391,605	(110,298)	$(241,098)	199	41,188
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	48	—	—	—	—	(48)	—	(48)
Accrued dividend on Series A preferred stock	—	2,181	—	—	—	—	(2,181)	—	(2,181)
Net issuance of common stock upon exercise of stock options	—	—	46,875	1	116	—	—	—	117
Net issuance of common stock upon vesting of restricted stock units	—	—	30,084	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	16,062	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	1,062,683	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	404,746	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,989	(1,785)	—	—	204
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(905)	(905)
Net loss	—	—	—	—	—	—	(853)	—	(853)
Balances, March 31, 2020	100,206	$108,756	84,953,964	$781	$393,710	$(112,083)	$(244,180)	$(706)	$37,522
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	47	—	—	—	—	(47)	—	(47)
Accrued dividend on Series A preferred stock	—	2,171	—	—	—	—	(2,171)	—	(2,171)
Net issuance of common stock upon exercise of stock options	—	—	67,500	1	216	—	—	—	217
Net issuance of common stock upon vesting of restricted stock units	—	—	75,631	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	32,848	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	6,590	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	(26,666)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	3,251	(797)	—	—	2,454
Adjustment from foreign currency translation	—	—	—	—	—	—	—	294	294
Net loss	—	—	—	—	—	—	(1,902)	—	(1,902)
Balances, June 30, 2020	100,206	$110,974	85,109,867	$782	$397,177	$(112,880)	$(248,299)	$(412)	$36,368

See notes to condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Operating activities:
Net loss	$(5,391)	$(2,754)
Non-cash items in net loss:
Depreciation and amortization	18,682	15,514
Amortization of debt issuance costs	584	649
Employee stock-based compensation costs	7,903	5,241
Noncash lease costs	2,488	1,551
Changes in deferred taxes	(832)	(1,232)
Changes in operating assets and liabilities:
Receivables	(1,317)	(2,688)
Prepaid and other current assets	(362)	(633)
Deferred costs and other assets	(177)	(316)
Accounts payable	2,707	(1,229)
Deferred revenue	2,432	(302)
Earn-out payment	(400)	—
Accrued and other liabilities	(961)	(4,681)
Net cash provided by operating activities	25,356	9,120
Investing activities:
Purchases of property, equipment and internal-use software	(8,667)	(9,316)
Acquisition of business, net of cash acquired	(339)	—
Net cash used in investing activities	(9,006)	(9,316)
Financing activities:
Proceeds of long-term debt	—	6,000
Proceeds from exercise of stock options	251	334
Repayment of long term debt	(1,103)	(925)
Repayment of finance lease liabilities	(363)	(746)
Purchase of treasury shares	(2,423)	(2,582)
Payment of acquisition related contingent consideration	—	(1,125)
Net cash (used in) provided by financing activities	(3,638)	956

Effect of exchange rate on cash	(173)	(52)

Increase in cash and cash equivalents	12,539	708
Cash and cash equivalents, beginning of period	21,362	13,349
Cash and cash equivalents, end of period	$33,901	$14,057

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

Management of the Company believes that all adjustments necessary for a fair presentation for such periods have been included and are of a normal recurring nature. Our interim period operating results are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year.

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent coronavirus (COVID-19) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of the COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

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

3. Stock-Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of June 30, 2021, the Company had 777,010 stock options outstanding, 1,215,243 non-vested Restricted Stock awards; 553,277 non-vested Performance Stock awards; 1,845,868 non-vested RSUs; and 820,740 non-vested Performance RSUs. On June 9, 2021, the Zix Corporation 2021 Omnibus Incentive Plan (the “2021 Plan”) received the requisite shareholder approval and became effective immediately. The 2021 Plan replaced the Zix Corporation Amended and Restated 2018 Incentive Plan (the “Prior Incentive Plan”). The 2021 Plan has 5,650,000 of shares of common stock reserved for issuance which includes a reserve for the incremental shares that would be required if performance awards issued from the Prior Incentive Plan achieve maximum target performance. As of June 30, 2021, there were 4,253,407 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended June 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at March 31, 2021	777,010	$4.45	5.28
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at June 30, 2021	777,010	$4.45	5.03
Options exercisable at June 30, 2021	620,760	$3.74	4.01

At June 30, 2021, 677,010 stock options outstanding and 589,510 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options was $2.2 million and $2.1 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended June 30, 2021:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at March 31, 2021	1,411,093	$7.41
Granted at market price	—	—
Vested	(159,881)	5.84
Cancelled	(35,969)	7.79
Non-vested restricted stock at June 30, 2021	1,215,243	$7.61

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended June 30, 2021:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at March 31, 2021	1,444,767	$7.39
Granted at market price	434,633	7.23
Vested	—	—
Cancelled	(33,532)	7.83
Non-vested restricted stock units at June 30, 2021	1,845,868	$7.35

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended June 30, 2021:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at March 31, 2021	748,265	$7.40
Granted at market price	72,475	7.20
Vested	—	—
Forfeited	—	—
Non-vested performance RSUs at June 30, 2021	820,740	$7.39

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended June 30, 2021:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at March 31, 2021	553,277	$7.50
Granted at market price	—	—
Vested	—	—
Forfeited	—	—
Non-vested performance stock at June 30, 2021	553,277	$7.50

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the six month period ended June 30, 2021, the total stock-based employee compensation expense (excluding $361 thousand payroll tax expense resulting from the vesting of employees’ equity awards) resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statement of comprehensive loss:

(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cost of revenues	$119	$370
Research and development	950	1,472
Selling, general and administrative	3,357	6,061
Stock-based compensation expense	$4,426	$7,903

A deferred tax asset totaling $1.6 million and $948 thousand, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the six month periods ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $27.7 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted. This expense is expected to be recognized over a weighted average period of 2.13 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3, Stock Options and Stock-Based Employee Compensation of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes, interest and non-cash activities:

	Six Months Ended June 30,
(In thousands)	2021	2020
Interest payments	$3,750	4,649
Income tax payments	234	116
Non-cash investing and financing activities:
Accrued and deemed dividends on Series A preferred stock	4,722	4,447

5. Receivables, net

(In thousands)	June 30, 2021	December 31, 2020
Gross accounts receivables	$30,757	$30,188
Allowance for credit losses	(391)	(478)
Unpaid portion of deferred revenue	(12,213)	(12,879)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$18,153	$16,831

Accounts receivable are recorded at cost less an allowance for credit losses. We estimate losses on receivables at the reporting date based on expected losses resulting from the inability of our customers to make required payments, including our historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information we may also establish specific reserves for customers in an adverse financial condition or adjust our expectations of changes in conditions that may impact the collectability of outstanding receivables. As of June 30, 2021, based on available information to date, the Company assessed no material impact related to potential losses caused by COVID-19.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale, as the note’s collectability was not assured. The note receivable is fully reserved at June 30, 2021.

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

The components of lease costs are as follows:

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2021	2020	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$193	$310	$408	$688
Interest on lease liabilities	7	23	17	53
Operating lease costs	1,492	942	2,978	1,883
Short-term lease costs	418	773	932	1,173
Variable lease costs	226	267	509	484
Total lease costs	$2,336	$2,315	$4,844	$4,281

Supplemental cash flow information related to leases are as follows:

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,447	$963	$2,863	$1,936
Operating cash flows related to finance leases	7	24	17	53
Financing cash flows related to finance leases	162	340	363	746
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	307	491	307	856
Finance leases	—	—	—	—

Supplemental balance sheet information related to leases are as follows:

		June 30,	December 31,
(In thousands)	Balance Sheet Classification	2021	2020
Operating Leases
Operating lease right-of- use assets	Operating lease assets	$12,011	$14,259
Total operating lease assets		$12,011	$14,259

		June 30,	December 31,
(In thousands)	Balance Sheet Classification	2021	2020
Finance Leases
Finance lease right-of-use assets		$3,362	$3,362
Accumulated depreciation - finance leases		(2,893)	(2,490)
Finance lease right-of-use assets, net	Property and equipment, net	$469	$872

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)	2021	2020
Operating leases	2.78	3.97
Finance leases	1.00	1.71
Weighted Average Discount Rate
Operating leases	4.29%	5.79%
Finance leases	6.09%	6.14%

Maturities of lease liabilities are as follows:

	Payments Due by Period - Year Ending December 31, 2021
(In thousands)	Total	Year 1 (1)	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$13,921	$2,955	$8,646	$2,238	$82
Less imputed interest	(843)
Total	$13,078
Finance leases	$363	$247	$116	$—	$—
Less imputed interest	(10)
Total	$353

(1) Year 1 excluding the six months ended June 30, 2021

7. Long-term Debt

On February 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and SunTrust Bank as administrative agent, which (1) provided for borrowing in the form of a senior secured term loan facility in an aggregate principal amount of $175 million (the “Term Loan”), (2) provided for a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million (the “Delayed Draw Term Loan Facility”), and (3) provided for a senior secured revolving credit facility in an aggregate principal amount of $25 million, up to $5 million of which is available for letters of credit (the “Revolving Facility” and, together with the Term Loan and the Delayed Draw Term Loan Facility, the “Credit Facilities”). On February 20, 2019, the Term Loan was borrowed in full to pay a portion of the purchase price in connection with the AppRiver acquisition (described below in Note 16 “Acquisitions”) including certain fees, costs and expenses related thereto. On May 2, 2019, the Delayed Draw Term Loan Facility was borrowed in full to pay a portion of the purchase price in connection with the DeliverySlip acquisition (described below in Note 16 “Acquisitions”), including certain fees, costs and expenses related thereto. On November 5, 2020, the Company amended its Credit Agreement to, among other things, borrow an incremental $35.0 million term loan (the “Incremental Term Loan”). The Incremental Term Loan has the same interest rate, maturity date, amortization schedule, collateral and other terms as the existing Term Loan and Delayed Draw Term Loan. The Company used the proceeds of the Incremental Term Loan to fund the acquisition of CloudAlly (described below in Note 16 “Acquisitions”) and to repay all existing borrowing under the Revolving Facility. As of June 30, 2021, the Company had no outstanding debt attributable to the Revolving Facility. The Credit Facilities are secured by substantially all the assets of Zix and its wholly-owned domestic subsidiaries and guaranteed by substantially all of Zix’s wholly-owned domestic subsidiaries.

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

Term Loan and Incremental Term Loan (“Combined Term Loan”)

As of June 30, 2021, the Company had $205.8 million in principal outstanding under the Term Loan. The Term Loan was fully drawn on February 20, 2019 in the amount of $175 million, and requires quarterly payments of principal of $437 thousand beginning on June 30, 2019. The Incremental Loan was fully drawn on November 5, 2020 in the amount of $35.0 million, and requires quarterly payments of principal of $89 thousand beginning on December 31, 2020. In addition to other customary mandatory prepayment requirements, the Term Loan requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2020, the Company is not required to make a prepayment in addition to the quarterly installment.

At June 30, 2021, the Company had an outstanding debt balance of $201.5 million attributable to the Combined Term Loan based on the 4.15% and 4.08% interest rate in effect during the three- and six-month period ended on June 30, 2021, respectively. Included in the balance at June 30, 2021 is $4.3 million of unamortized debt issuance costs.

Future principal payments under the Combined Term Loan as of June 30, 2021 are as follows:

(In thousands)
Year Ending December 31,	Amount
2021	1,053
2022	2,105
2023	2,105
2024	200,533
205,796

Delayed Draw Term Loan Facility

At June 30, 2021, the Company had $9.8 million in principal outstanding under the Delayed Draw Term Loan Facility. The Delayed Draw Term Loan Facility was fully drawn on May 2, 2019 in the amount of $10 million to fund the DeliverySlip acquisition. The Delayed Draw Term Loan Facility requires 1.00% per annum amortization of the original principal amount borrowed, payable in equal quarterly installments of $25 thousand beginning on September 30, 2019. In addition to other customary mandatory prepayment requirements, the Delayed Draw Term Loan Facility requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage reduces if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2020, the Company is not required to make a prepayment in addition to the quarterly installment.

At June 30, 2021, the Company had an outstanding debt balance of $9.8 million attributable to the Delayed Draw Term Loan Facility based on the 3.55% and 3.48% interest rate in effect during the three- and six-month period ended June 30, 2021. Included in the balance at June 30, 2021 is $36 thousand of unamortized debt issuance costs.

Future principal payments under the Delayed Draw Term Loan Facility as of June 30, 2021 are as follows:

(In thousands)
Year Ending December 31,	Amount
2021	50
2022	100
2023	100
2024	9,550
9,800

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

As of June 30, 2021, the Company had no outstanding debt attributable to the Revolving Facility. The undrawn balance of $25 million is available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement. The Company incurred $24 and $47 thousand of commitment fees for the three- and six-month period ended June 30, 2021.

As of June 30, 2021, the estimated fair value of the Credit Facilities approximated their carrying value and the Company was in compliance with all covenants in the Credit Agreement.

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

On June 5, 2019, Shareholders approved the conversion of the outstanding shares of Series B Preferred Stock into shares of Series A Preferred Stock. Each share of Series B Preferred Stock was converted into the number of shares of Series A Preferred Stock equal to the liquidation preference of such share of Series B Preferred Stock divided by the accreted value of a share of Series A Preferred Stock on the date of conversion plus cash in lieu of fractional shares. On June 6, 2019, all the outstanding shares of Series B Preferred Stock were converted into 35,292 shares of Series A Preferred Stock. As of June 30, 2021, no shares of Series B Preferred Stock are outstanding.

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

Dividends

The Stated Value of the Series A Preferred Stock accretes at a fixed rate of 8% per annum, compounded quarterly (“Series A Preferred Dividend”). Apart from the Series A Preferred Dividend, the holders of Series A Preferred Stock are also entitled to receive any dividends paid on our common stock on an "as converted" basis. No dividend may be paid on our common stock until such dividend is paid on the Series A Preferred Stock. All calculations of the Accreted Value (as defined below) of Series A Preferred Stock will be computed on the basis of a 360-day year of twelve 30-day months. As of June 30, 2021, the accretion of the Stated Value of Series A Preferred Stock is valued at $19.6 million.

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

9. Revenue from Contracts with Customers

Accounting policies

Our Company provides message security solutions as subscription services in which we recognize revenue as our services are rendered. Certain customers commit to contract terms ranging from one to three year. The Company typically invoices on either an annual or monthly installments. Deferred revenue is recognized when payments received in advance of revenue recognition from our subscription and other services. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by our Company from a customer  (e.g., sales, use, value added, and some excise taxes).

Disaggregation of Revenue

In the six months ended June 30, 2021, excluding our CloudAlly business, we recorded revenue for our services in the following core industry verticals: 20% healthcare, 17% financial services, 3% government sector, and 60% as other. In the first six months of 2020, we categorized our revenue in the following core industry verticals: 20% healthcare, 18% financial services, 3% government sector, and 59% as other.

We operate as a single operating segment. Revenue generated from our email encryption and security solutions represented 100% of our revenues in the six months ended June 31, 2021 and 2020, respectively.

Contract balances

Our contract assets include our accounts receivables, discussed above in Footnote 5 “Receivables, net”, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. During the three and six months ended June 30, 2021, we increased our noncurrent deferred contract asset by $1.1 million  and $1.8 million, respectively, resulting from commissions earned by our sales team during the three and six months ended June 30, 2021. We also amortized $1.1 million and $2.2 million of deferred cost as a selling and marketing expense in the same periods. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and six months ended June 30, 2021.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $2.5 million increase to our net deferred revenue in the six months ended June 30, 2021, is related to the timing of orders and payments.

Performance obligations

As of June 30, 2021, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $82.9 million. We expect to recognize approximately $44.6 million of revenue related to this backlog during the remainder of 2021, $27.2 million in 2022, and $11.1 million in periods thereafter.

         Approximately $27.6 million of our $62.8 million revenue recognized in the three months ended June 30, 2021, was included in our performance obligation balance at the beginning of the period. Approximately $43.0 million of our $122.8 million recognized in the six months ended June 30, 2021, was included in our performance obligation balance at the beginning of the period.

10. Earnings (Loss) Per Share and Potential Dilution

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding for the applicable period under the Treasury Stock method. As applicable, the dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

           The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of dilutive net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	June 30,	June 30,
	2021	2020
Stock options to purchase common stock	777,010	742,010
Restricted Stock	1,215,243	2,090,745
RSUs	1,845,868	153,099
Performance RSUs	820,740	44,349
Performance Stock	553,277	691,852
Preferred Stock	19,903,585	18,391,421
Potential dilutive common shares	25,115,723	22,113,476

11. Commitments and Contingencies

We have not entered into any material, non-cancelable purchase commitments at June 30, 2021.

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

13. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the six month periods ended June 30, 2021 and 2020:

	Six Months ended June 30,
(In thousands)	2021	2020
Opening balance	$195,013	$171,209
Acquisition adjustments	729	—
Effect of currency translation adjustment	(54)	(515)
Goodwill	$195,688	$170,694

The increase to our goodwill in the six months ended June 30, 2021 is due to fair value adjustment of our acquired intangible assets and deferred revenue liability as well as the final working capital adjustment of our CloudAlly acquisition completed on November 5, 2020. See below Note 16 “Acquisitions” for additional information regarding our acquisitions.

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

We are exposed to fluctuations in the foreign currency exchange rates as a result of our net investments and operations in Canada, United Kingdom, Switzerland, Germany, Spain and Israel. For the six months ended June 30, 2021, movements in currency exchange rates and the related impact on the translation of the balance sheets of our foreign subsidiaries was the primary cause of our foreign currency translation loss of $201 thousand, net of $13 thousand in income tax benefit.

15. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $23.5 million reserve. Any change to this $23.5 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical and projected earnings. For this reason, the Company has recognized its first and second quarter 2021 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. An increase or decrease to our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

The Company incurred $2.0 million in acquisition-related costs which included $1.8 million and $125 thousand recorded within the operating expenses during the twelve months ended December 31, 2020 and the six months ended June 30, 2021, respectively. Revenue from CloudAlly was $2.7 and $5.0 million for the three and six months ended June 30, 2021, and due to the continued integration of the combined business, it was impractical to determine earnings attributable to CloudAlly.

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

The following table summarizes the current estimated fair value of acquired assets and liabilities:

(In thousands)	Provisional Fair Value
Assets:
Current assets	$1,385
Property and equipment	116
Operating lease assets	5,080
Trademark/Names	200
Technology	6,300
Customer relationships	3,500
Goodwill	23,041
Total assets	39,622

Liabilities:
Current liabilities	$654
Deferred revenue	1,400
Operating lease liabilities	5,080
Deferred tax liability	1,646
Total liabilities	8,780

Net assets recorded	$30,842

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and six month periods ending June 30, 2021 and 2020, respectively, as though the CloudAlly acquisition that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments, such as amortization expense of intangible assets and acquisition-related transaction costs, to give effect to pro forma events that are directly attributable to the acquisitions. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the respective acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues	$62,858	$55,284	$122,888	$109,666
Net income	(2,917)	(2,460)	(5,236)	(3,866)
Basic income per share attributed to common shareholders	$(0.10)	$(0.09)	$(0.18)	$(0.15)
Diluted income per share attributed to common shareholders	$(0.10)	$(0.09)	$(0.18)	$(0.15)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. The pandemic has resulted in significant, unpredictable, and rapidly changing impacts on the United States and global economies. The COVID-19 pandemic and government responses have included limiting the operations of non-essential businesses and may result in long-term harm or permanent closures impacting our customers and our vendors. While COVID-19 had a minimal impact to our first and second quarter 2021 financial results, Zix has taken steps to ensure the resilience of our company, while protecting the email security of our customers and the health of our employees, including the following actions:

•	Offering healthy email checks and evaluating other efficiency solutions for our customers;
•	Working with partners and customers to provide more flexible billing schedules;
•

Initially moving over 95% of our employees to remote work arrangements then moving toward a predominantly hybrid approach to work arrangements while maintaining the integrity of our data center operations and providing continued support for our customers;

•	Maintaining effective governance and internal controls in a remote work environment;
•	Reducing executive salaries and fees to our Board of Directors in 2020;
•	Implementing a reduction in force in both 2020 and 2021, completed through both voluntary and involuntary separation;

•	Slowing our hiring plans, and reducing planned travel and conference expenses; and
•	Continued review and adjustment of other operating expenses for potential savings, including reduction of excess capacities in our network data centers;

We have continued to provide our cloud email security, productivity and compliance solutions services to our customers and vendors during this ongoing pandemic. The full extent of the impact of the COVID-19 pandemic, or variants thereof, on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy, demand for consumer products, and the labor market competition resulting in increased employee turnover. See the additional risk factor regarding COVID-19 included in Part I – Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from COVID-19, or variants thereof, and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ from these estimates and assumptions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments.

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

Results of Operations

Second Quarter 2021 Summary of Operations

Financial

•	Revenue for the quarter ended June 30, 2021, was $62.8 million, compared with $53.3 million for the same period in 2020, representing an 18% increase.
•	Gross margin for the quarter ended June 30, 2021, was $28.2 million (or 45% of revenues), compared with $25.1 million (or 47% of revenues) for the comparable period in 2020.
•	Net loss for the quarter ended June 30, 2021, was $2.9 million, compared with net loss of $1.9 million in the comparable period in 2020.
•

Net loss attributable to common shareholders for the quarter ended June 30, 2021, was $5.3 million, compared with net loss attributable to common shareholders of $4.1 million in the comparable period in 2020. The Company’s net loss attributable to common shareholders includes a deemed and accrued dividend to preferred shareholders of $2.4 million and $2.2 million, for the three month periods ended June 30, 2021 and 2020, respectively.

•	Net loss per diluted share was $0.10 for the quarter ended June 30, 2021, compared with net loss per diluted share of $0.08 in the comparable period in 2020.
•	Ending cash and cash equivalents were $33.9 million on June 30, 2021, compared with $14.1 million on June 30, 2020, and $21.4 million on December 31, 2020.

Operations

•	Total billings for the quarter ended June 30, 2021, were $60.0 million, compared with $52.1 million for the same period in 2020, representing a 15% increase.
•

The annual recurring revenue value of our customer subscriptions as of June 30, 2021, was $252.4 million, compared with $215.9 million for the same period in 2020, representing an increase of $36.5 million.

•

Net cash provided by operations in the six months ended June 30, 2021, was $25.4 million, compared with $9.1 million provided by operations for the same period in 2020, representing a $16.2 million increase.

•	As of June 30, 2021, backlog was $82.9 million, compared with $85.0 million as of June 30, 2020, representing a 2% decrease.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended June 30,		3-month Variance 2021 vs. 2020		Six Months ended June 30,		6-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$62,829	$53,337	$9,492	18%	$122,844	$105,771	$17,073	16%

Our revenue increase is the result of 12% and 11% growth in our core business in the three and six months ended June 30, 2021, respectively, due to continued success in our subscription-based business model with both steady additions to the subscriber base and a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. Our CloudAlly business, acquired in November 2020, additionally contributed $2.7 million and $5.0 million in revenue to our three and six months ended June 30, 2021, respectively. Additionally, with continued expansion into Europe, our German subsidiary, launched in the second quarter of 2021, contributed $237 thousand of revenue.

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

	As of June 30,		Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%
Annual Recurring Revenue	$252,435	$215,914	$36,521	17%

Backlog

Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of June 30, 2021, total backlog was $82.9 million, and we expect approximately 76% of the total backlog, or approximately $63.1 million, to be recognized as revenue during the next twelve months. As of June 30, 2021, the backlog was comprised of the following elements: $44.0 million of deferred revenue that has been billed and paid, $12.2 million billed but unpaid, and approximately $26.7 million of unbilled contracts. The backlog at June 30, 2021, was 2% lower than the $85.0 million backlog at the end of the second quarter 2020, and 1% lower than the ending backlog of $83.4 million at December 31, 2020. Our decrease in backlog is the result of timing of our customer contracts and our continued shift toward a monthly subscription model.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended June 30,		3-month Variance 2021 vs. 2020		Six Months ended June 30,		6-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of revenues	$34,604	$28,258	$6,346	22%	$67,742	$54,337	$13,405	25%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, Microsoft fees associated with the resale of Microsoft Office365 and hosted exchange products, and the amortization of Company-owned, customer-based computer appliances. The increases in 2021 compared to 2020 reflected in the table above result from our sales of Microsoft Office365 and hosted exchange products, which comprise 53% and 54% of total Company revenue earned in the three and six months ended June 30, 2021, respectively.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended June 30,		3-month Variance 2021 vs. 2020		Six Months ended June 30,		6-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%	2021	2020	$	%
Research and development expenses	$6,882	$5,820	$1,062	18%	$12,942	$11,206	$1,736	15%

Research and development expenses consist primarily of salary, benefits, and stock-based compensation for our development staff, independent development contractor expenses, amortization of internally developed software, and other direct and indirect costs associated with enhancing our existing products and services and developing new products and services. The increase in 2021 compared to 2020 reflected in the table above resulted primarily from the amortization of previously capitalized internal use software due to project completions.

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended June 30,		3-month Variance 2021 vs. 2020		Six Months ended June 30,		6-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%	2021	2020	$	%
Selling and marketing expenses	$15,646	$14,458	$1,188	8%	$30,568	$28,799	$1,769	6%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three and six months ended June 30, 2021, compared to the same period in 2020, was due primarily to increases in stock-based compensation, additional credit card fees attributable to increased monthly billings, and higher commission expense. Offsets to our increase in these periods include decreases in severance and advertising expense.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended June 30,		3-month Variance 2021 vs. 2020		Six Months ended June 30,		6-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%	2021	2020	$	%
General and administrative expenses	$6,745	$4,758	$1,987	42%	$13,120	$10,446	$2,674	26%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three and six months ended June 30, 2021, compared with the same period in 2020 resulted primarily from increases in our stock based compensation expense and in our salaries and benefits.

Other Income (Expense)

Our other income (expense) consists primarily of interest expense associated with our debt. During the three months ended June 30, 2021 and 2020, we recorded interest expense of $2.2 million and $2.5 million, respectively. During the six months ended June 30, 2021 and 2020, we recorded interest expense of $4.3 million and $5.2 million, respectively. At June 30, 2021, our outstanding debt balance was $211.3 million based on 4.05% effective interest rate during the period. See above Note 7 “Long-term Debt” for additional information regarding our debt.

Provision for Income Taxes

The provision for income taxes was a $352 thousand and a $570 thousand benefit for the three month periods ended June 30, 2021 and 2020, respectively, and a $455 thousand and a $1.4 million benefit for each of the six months ended June 30, 2021 and 2020, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $23.5 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our June 30, 2021, provision benefit of $455 thousand included $772 thousand deferred taxes benefit, offset by state taxes payable based on gross revenues. Our June 30, 2020, provision benefit of $1.4 million included $1.2 million in deferred taxes, and a $337 thousand tax benefit related to the return of federal Alternative Minimum Tax credits, all of which was offset by state taxes then payable based on gross revenues.

No tax penalty-related charges were accrued or recognized for the three month periods ended June 30, 2021 and 2020. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the three-month period ended June 30, 2021. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At June 30, 2021, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $33.4 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $25.9 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $6.0 million relating to temporary differences between GAAP and tax-related expense, Federal R&D credits of $1.9 million, and $978 thousand relating to U.S. state income tax credits and net operating loss carryovers. These items are offset by a $1.4 million Israeli deferred tax liability.

Any reduction or increase to the $23.5 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical and projected earnings. For this reason, the Company has recognized its first and second quarter 2021 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will either fail to meet or exceed the prior year estimate, the Company will offset its federal deferred tax provision by increasing or reducing its valuation allowance accordingly by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. An increase or decrease to our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

Net Loss

Our net loss for the three months ended June 30, 2021, of $2.9 million was a decline of $1.0 million compared to our net loss of $1.9 million for the same period last year. The decline in our net loss was primarily due to increases in our operating expenses, offset by increased revenue.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, including our assessment of the COVID-19 potential impact to our Company, we believe our cash and cash equivalents, cash generated from operations, and availability under our $25 million Revolving Facility (which was undrawn as of June 30, 2021 and available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments, and restricted payments, subject, in both cases, to the conditions contained in the Credit Agreement) will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process and quarterly reviews, and we will continue to monitor our position to protect our Company against uncertainties related to the COVID-19 pandemic.  During the first six months of 2021, net cash provided by operations was $25.4 million, an increase of $16.2 million compared with the $9.1 million of net cash provided by operations in the first six months of 2020. At June 30, 2021, our cash and cash equivalents totaled $33.9 million, an increase of $12.5 million from the December 31, 2020 balance, and we had outstanding debt of $211.3 million.

Sources and Uses of Cash Summary

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by operations	$25,356	$9,120
Net cash used in investing activities	$(9,006)	$(9,316)
Net cash (used in) provided by financing activities	$(3,638)	$956

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first six months of 2021 consisted of $8.7 million for capital expenditures, which includes $7.6 million in capitalized internal-use software and $1.1 million related to purchases of computer and networking equipment. The Company additional incurred a $339 thousand working capital adjustment for our CloudAlly acquisition completed in November 2020. Our investing activities in the first six months of 2020 consisted of $9.3 million for capital expenditures, which included $7.3 million in capitalized internal-use software, and $2.0 million for computer and networking equipment.

Financing activities in the first six months of 2021 include using $2.4 million in the repurchase of common stock related to the tax impact of vesting restricted awards, $1.1 million for principal payments of our long-term debt, and $363 thousand for payments on our finance leases. This usage was offset by $251 thousand received from the exercise of stock options. Financing activities in the first six months of 2020 included $6.0 million drawn from our Revolving Facility and $334 thousand received from the exercise of stock options. We used $2.6 million in the repurchase of common stock related to the tax impact of vesting restricted awards, $1.1 million for contingent consideration payment associated with our acquisition of Erado, $925 thousand for principal payments of our long-term debt, and $746 thousand for payments on our finance leases.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of June 30, 2021. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$2.00 - $3.49	180,000	$481	180,000	$481
$3.50 - $4.99	397,010	1,504	397,010	1,504
$5.00 - $6.49	—	—	—	—
$6.50 - $7.99	100,000	670	12,500	84
$8.00 - $9.50	100,000	803	31,250	251
Total	777,010	$3,458	620,760	$2,320

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

We have not entered into any material, non-cancelable purchase commitments at June 30, 2021.

We have severance agreements with certain employees which would require the Company to pay approximately $6.4 million if all such employees were terminated from employment with our Company following a triggering event (e.g., change of control) as defined in the severance agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	5,065	$7.90	—	$—
May 1, 2021 to May 31, 2021	20,980	$7.41	—	$—
June 1, 2021 to June 30, 2021	18,034	$7.03	—	$—
Total	44,079	$7.31	—	$—

1

Of the total number of shares purchased for the one month periods ended April 30, 2021, May 31, 2021 and June 30, 2021, 35,296 shares of Restricted Stock and 8,783 units of RSUs represent shares of Restricted Stock and units of RSUs withheld by us upon the vesting of outstanding Restricted Stock and RSUs. These shares and units were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock, Performance Stock, RSUs and Performance RSUs vested during the period, which is required upon vesting.

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

4.1*	Zix Corporation 2021 Omnibus Incentive Plan.

31.1*	Certification of David J. Wagner, President and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Rockvam, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ZIX CORPORATION

Date: August 5, 2021	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)