Form 10-Q
period 2021-09-30
ZIX CORP
filed 2021-11-09
CIK 855612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2021
Common Stock, par value $0.01 per share	56,790,468

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	ZIXI	NASDAQ Global Market

INDEX

		Page Number
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2021 and 2020	4
	Condensed Consolidated Statement of Preferred Stock and Stockholders’ Equity (unaudited) for the three months ended March 31, 2021 and 2020, June 30, 2021 and 2020, and September 30, 2021 and 2020, respectively	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

ZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,973	$21,362
Receivables, net	19,317	16,831
Prepaid and other current assets	4,394	5,430
Total current assets	62,684	43,623
Property and equipment, net	5,530	7,345
Operating lease assets	10,994	14,259
Intangible assets, net	129,959	144,163
Goodwill	195,687	195,013
Deferred tax assets	33,691	32,554
Deferred costs and other assets	12,378	12,767
Total assets	$450,923	$449,724
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,445	$20,018
Accrued expenses	11,424	10,364
Deferred revenue	41,902	40,447
Current portion of long-term debt	2,205	2,205
Operating lease liabilities, current	5,802	5,156
Finance lease liabilities, current	174	602
Total current liabilities	82,952	78,792
Long-term liabilities:
Deferred revenue	593	1,079
Noncurrent operating lease liabilities	6,292	10,094
Noncurrent finance lease liabilities	14	114
Long-term debt	208,939	209,658
Total long-term liabilities	215,838	220,945
Total liabilities	298,790	299,737
Commitments and contingencies (see Note 11)

Preferred stock:
Series A convertible preferred stock, $1 par value; 100,206 shares designated, issued and outstanding in 2021 and in 2020	122,722	115,552
Total preferred stock	122,722	115,552

Stockholders’ equity:
Preferred stock, $1 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 175,000,000 shares authorized; 85,273,243 issued and 56,790,468 outstanding in 2021 and 85,382,484 issued and 57,246,521 outstanding in 2020	782	782
Additional paid-in capital	413,848	401,646
Treasury stock, at cost; 28,482,775 common shares in 2021 and 28,135,963 common shares in 2020	(115,530)	(113,031)
Accumulated deficit	(271,515)	(256,548)
Accumulated other comprehensive income	1,826	1,586
Total stockholders’ equity	29,411	34,435
Total liabilities, preferred stock and stockholders’ equity	$450,923	$449,724

See notes to unaudited condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenue	$64,850	$54,840	$187,694	$160,611
Cost of revenue	36,219	27,928	103,961	82,265
Gross margin	28,631	26,912	83,733	78,346
Operating expenses:
Research and development	6,429	5,720	19,371	16,926
Selling, general and administrative	22,468	18,813	66,156	58,058
Total operating expenses	28,897	24,533	85,527	74,984
Operating income (loss)	(266)	2,379	(1,794)	3,362
Other income (expense):
Investment and other income (expense)	(53)	127	(58)	104
Interest expense	(2,200)	(2,035)	(6,513)	(7,190)
Total other (expense) income	(2,253)	(1,908)	(6,571)	(7,086)
Loss before income taxes	(2,519)	471	(8,365)	(3,724)
Income tax benefit (expense)	113	(1,196)	568	244
Net loss	$(2,406)	$(725)	$(7,797)	$(3,480)

Deemed and accrued dividends on preferred stock	2,448	2,267	7,170	6,714
Net loss attributable to common stockholders	$(4,854)	$(2,992)	$(14,967)	$(10,194)

Basic loss per share attributable to common stockholders	$(0.09)	$(0.05)	$(0.27)	$(0.19)
Diluted loss per common share attributable to common stockholders	$(0.09)	$(0.05)	$(0.27)	$(0.19)
Basic weighted average common shares outstanding	55,179,775	54,999,114	54,932,530	53,933,721
Diluted weighted average common shares outstanding	55,179,775	54,999,114	54,932,530	53,933,721

Other comprehensive loss, net of tax
Foreign currency translation adjustments	39	493	240	(118)
Comprehensive loss	$(2,367)	$(232)	$(7,557)	$(3,598)

See notes to unaudited condensed consolidated financial statements

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balances, December 31, 2020	100,206	$115,552	85,382,484	$782	$401,646	$(113,031)	$(256,548)	$1,586	$34,435
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	50	—	—	—	—	(50)	—	(50)
Accrued dividend on Series A preferred stock	—	2,273	—	—	—	—	(2,273)	—	(2,273)
Net issuance of common stock upon exercise of stock options	—	—	65,000	—	251	—	—	—	251
Net issuance of common stock upon vesting of restricted stock units	—	—	17,397	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	11,763	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	39,745	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	(113,628)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	3,477	(2,105)	—	—	1,372
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(1,262)	(1,262)
Net loss	—	—	—	—	—	—	(2,460)	—	(2,460)
Balances, March 31, 2021	100,206	$117,875	85,402,761	$782	$405,374	$(115,136)	$(261,331)	$324	$30,013
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	51	—	—	—	—	(51)	—	(51)
Accrued dividend on Series A preferred stock	—	2,348	—	—	—	—	(2,348)	—	(2,348)
Net issuance of common stock upon vesting of restricted stock units	—	—	25,580	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	(35,969)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	4,423	(318)	—	—	4,105
Adjustment from foreign currency translation	—	—	—	—	—	—	—	1,463	1,463
Net loss	—	—	—	—	—	—	(2,931)	—	(2,931)
Balances, June 30, 2021	100,206	$120,274	85,392,372	$782	$409,797	$(115,454)	$(266,661)	$1,787	$30,251
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	52	—	—	—	—	(52)	—	(52)
Accrued dividend on Series A preferred stock	—	2,396	—	—	—	—	(2,396)	—	(2,396)
Net issuance of common stock upon vesting of restricted stock units	—	—	4,583	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	(89,702)	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	(34,010)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	4,051	(76)	—	—	3,975
Adjustment from foreign currency translation	—	—	—	—	—	—	—	39	39
Net loss	—	—	—	—	—	—	(2,406)	—	(2,406)
Balances, September 30, 2021	100,206	$122,722	85,273,243	$782	$413,848	$(115,530)	$(271,515)	$1,826	$29,411

See notes to unaudited condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

Continued

	Preferred Stock and Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(In thousands, except shares)	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balances, December 31, 2019	100,206	$106,527	83,393,514	$780	$391,605	$(110,298)	$(240,995)	$199	$41,291
Cumulative effect adjustment from changes in accounting standard (Note 2)	—	—	—	—	—	—	(103)	—	(103)
Balances, January 1, 2020	100,206	106,527	83,393,514	780	391,605	(110,298)	$(241,098)	199	41,188
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	48	—	—	—	—	(48)	—	(48)
Accrued dividend on Series A preferred stock	—	2,181	—	—	—	—	(2,181)	—	(2,181)
Net issuance of common stock upon exercise of stock options	—	—	46,875	1	116	—	—	—	117
Net issuance of common stock upon vesting of restricted stock units	—	—	30,084	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	16,062	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	1,062,683	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	404,746	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	1,989	(1,785)	—	—	204
Adjustment from foreign currency translation	—	—	—	—	—	—	—	(905)	(905)
Net loss	—	—	—	—	—	—	(853)	—	(853)
Balances, March 31, 2020	100,206	$108,756	84,953,964	$781	$393,710	$(112,083)	$(244,180)	$(706)	$37,522
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	47	—	—	—	—	(47)	—	(47)
Accrued dividend on Series A preferred stock	—	2,171	—	—	—	—	(2,171)	—	(2,171)
Net issuance of common stock upon exercise of stock options	—	—	67,500	1	216	—	—	—	217
Net issuance of common stock upon vesting of restricted stock units	—	—	75,631	—	—	—	—	—	—
Net issuance of common stock upon vesting of performance stock units	—	—	32,848	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	6,590	—	—	—	—	—	—
Net issuance of restricted performance common stock	—	—	(26,666)	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	3,251	(797)	—	—	2,454
Adjustment from foreign currency translation	—	—	—	—	—	—	—	294	294
Net loss	—	—	—	—	—	—	(1,902)	—	(1,902)
Balances, June 30, 2020	100,206	$110,974	85,109,867	$782	$397,177	$(112,880)	$(248,299)	$(412)	$36,368
Accretion of beneficial conversion feature of Series A Preferred Shares (Participating)	—	48	—	—	—	—	(48)	—	(48)
Accrued dividend on Series A preferred stock	—	2,219	—	—	—	—	(2,219)	—	(2,219)
Net issuance of common stock upon vesting of restricted stock units	—	—	7,084	—	—	—	—	—	—
Net issuance of restricted common stock	—	—	10,533	—	—	—	—	—	—
Employee stock-based compensation costs	—	—	—	—	2,108	(135)	—	—	1,973
Adjustment from foreign currency translation	—	—	—	—	—	—	—	493	493
Net loss	—	—	—	—	—	—	(725)	—	(725)
Balances, September 30, 2020	100,206	$113,241	85,127,484	$782	$399,285	$(113,015)	$(251,291)	$81	$35,842

See notes to unaudited condensed consolidated financial statements.

ZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Operating activities:
Net loss	$(7,797)	$(3,480)
Non-cash items in net loss:
Depreciation and amortization	28,326	23,604
Amortization of debt issuance costs	979	970
Employee stock-based compensation costs	11,954	7,349
Noncash lease costs	4,027	2,189
Changes in deferred taxes	(1,131)	(154)
Changes in operating assets and liabilities:
Receivables	(2,456)	(5,239)
Prepaid and other current assets	985	1,014
Deferred costs and other assets	403	(681)
Accounts payable	1,967	3,321
Deferred revenue	887	(922)
Earn-out payment	(400)	—
Accrued and other liabilities	(2,265)	(3,726)
Net cash provided by operating activities	35,479	24,245
Investing activities:
Purchases of property, equipment and internal-use software	(12,832)	(13,992)
Acquisition of business, net of cash acquired	(339)	—
Net cash used in investing activities	(13,171)	(13,992)
Financing activities:
Proceeds of long-term debt	—	6,000
Proceeds from exercise of stock options	251	334
Repayment of long-term debt	(1,654)	(1,388)
Repayment of finance lease liabilities	(528)	(1,086)
Purchase of treasury shares	(2,499)	(2,717)
Payment of acquisition related contingent consideration	—	(1,125)
Net cash (used in) provided by financing activities	(4,430)	18

Effect of exchange rate on cash	(267)	42

Increase in cash and cash equivalents	17,611	10,313
Cash and cash equivalents, beginning of period	21,362	13,349
Cash and cash equivalents, end of period	$38,973	$23,662

See notes to unaudited condensed consolidated financial statements.

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

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent coronavirus (COVID-19), and variants thereof, and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of  COVID-19 and its variants remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

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

3. Stock-Based Awards and Stock-Based Employee Compensation Expense

Our stock-based awards include (i) stock options, (ii) restricted stock awards, some of which are subject to time-based vesting (“Restricted Stock”) and some of which are subject to performance-based vesting (“Performance Stock”), and (iii) restricted stock units, some of which are subject to time-based vesting (“RSUs”) and some of which are subject to performance-based vesting (“Performance RSUs”). As of September 30, 2021, the Company had 777,010 stock options outstanding, 1,077,562 non-vested Restricted Stock awards; 519,267 non-vested Performance Stock awards; 1,903,992 non-vested RSUs; and 796,582 non-vested Performance RSUs. On June 9, 2021, the Zix Corporation 2021 Omnibus Incentive Plan (the “2021 Plan”) received the requisite shareholder approval and became effective immediately. The 2021 Plan replaced the Zix Corporation Amended and Restated 2018 Incentive Plan (the “Prior Incentive Plan”). The 2021 Plan has 5,650,000 of shares of common stock reserved for issuance which includes a reserve for the incremental shares that would be required if performance awards issued from the Prior Incentive Plan achieve maximum target performance. As of September 30, 2021, there were 4,279,814 shares of common stock available for grant.

Stock Option Activity

The following is a summary of all stock option transactions during the three months ended September 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at June 30, 2021	777,010	$4.45	5.03
Granted at market price	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at September 30, 2021	777,010	$4.45	4.78
Options exercisable at September 30, 2021	633,260	$3.81	3.86

At September 30, 2021, 677,010 stock options outstanding and 595,760 stock options exercisable had an exercise price lower than the market price of the Company’s common stock on that date. The aggregate intrinsic value of these stock options was $2.1 million and $2.1 million, respectively.

Restricted Stock Activity

The following is a summary of Restricted Stock activity during the three months ended September 30, 2021:

	Restricted Shares	Weighted Average Fair Value
Non-vested restricted stock at June 30, 2021	1,215,243	$7.61
Granted at market price	—	—
Vested	(47,979)	8.23
Cancelled	(89,702)	8.03
Non-vested restricted stock at September 30, 2021	1,077,562	$7.54

Restricted Stock Unit Activity

The following is a summary of all RSU activity during the three months ended September 30, 2021:

	Restricted Stock Units	Weighted Average Fair Value
Non-vested restricted stock units at June 30, 2021	1,845,868	$7.35
Granted at market price	177,261	6.87
Vested	(12,535)	7.95
Cancelled	(106,602)	7.14
Non-vested restricted stock units at September 30, 2021	1,903,992	$7.31

Performance RSU Activity

The following is a summary of all Performance RSU activity during the three months ended September 30, 2021:

	Performance RSUs	Weighted Average Fair Value
Non-vested performance RSUs at June 30, 2021	820,740	$7.39
Granted at market price	—	—
Vested	—	—
Forfeited	(24,158)	7.13
Non-vested performance RSUs at September 30, 2021	796,582	$7.39

Performance Stock Activity

The following is a summary of all Performance Stock activity during the three months ended September 30, 2021:

	Performance Stock	Weighted Average Fair Value
Non-vested performance stock at June 30, 2021	553,277	$7.50
Granted at market price	—	—
Vested	—	—
Forfeited	(34,010)	7.31
Non-vested performance stock at September 30, 2021	519,267	$7.51

The weighted average grant-date fair value of awards of Restricted Stock, RSUs, Performance RSUs and Performance Stock is based on the quoted market price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

For the nine month period ended September 30, 2021, the total stock-based employee compensation expense (excluding $373 thousand payroll tax expense resulting from the vesting of employees’ equity awards) resulting from stock options, Restricted Stock, RSUs, Performance RSUs and Performance Stock was recorded to the following line items of the Company’s condensed consolidated statement of comprehensive loss:

(In thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cost of revenues	$134	$503
Research and development	513	1,986
Selling, general and administrative	3,404	9,465
Stock-based compensation expense	$4,051	$11,954

A deferred tax asset totaling $2.4 million and $1.4 million, resulting from stock-based compensation expense associated with awards relating to the Company’s U.S. operations, was recorded for the nine month periods ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $23.6 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation awards granted. This expense is expected to be recognized over a weighted average period of 1.97 years.

For additional information regarding the Company’s Equity Awards and Stock-based Employee Compensation, see Note 3, Stock Options and Stock-Based Employee Compensation of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

4. Supplemental Cash Flow Information

Supplemental cash flow information relating to taxes, interest and non-cash activities:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Interest payments	$5,028	5,812
Income tax payments	373	217
Non-cash investing and financing activities:
Accrued and deemed dividends on Series A preferred stock	7,170	6,714

5. Receivables, net

(In thousands)	September 30, 2021	December 31, 2020
Gross accounts receivables	$32,679	$30,188
Allowance for credit losses	(469)	(478)
Unpaid portion of deferred revenue	(12,893)	(12,879)
Note receivable	458	458
Allowance for note receivable	(458)	(458)
Receivables, net	$19,317	$16,831

Accounts receivable are recorded at cost less an allowance for credit losses. We estimate losses on receivables at the reporting date based on expected losses resulting from the inability of our customers to make required payments, including our historical experience of actual losses and the aging of such receivables. These receivables have been pooled by shared risk characteristics. Based on known information we may also establish specific reserves for customers in an adverse financial condition or adjust our expectations of changes in conditions that may impact the collectability of outstanding receivables. As of September 30, 2021, based on available information to date, the Company assessed no material impact related to potential losses caused by COVID-19.

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

The note receivable represents the remaining outstanding balance of an original note related to the sale of a product line in 2005 in the amount of $540 thousand. This was fully reserved at the time of the sale, as the note’s collectability was not assured. The note receivable is fully reserved at September 30, 2021.

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

The components of lease costs are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands)	2021	2020	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$157	$261	$565	$949
Interest on lease liabilities	4	18	21	71
Operating lease costs	1,483	785	4,461	2,658
Short-term lease costs	485	493	1,417	1,490
Variable lease costs	508	165	1,017	649
Total lease costs	$2,637	$1,722	$7,481	$5,817

Supplemental cash flow information related to leases are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,450	$961	$4,309	$2,897
Operating cash flows related to finance leases	4	18	21	71
Financing cash flows related to finance leases	165	340	528	1,086
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	415	(333)	748	523
Finance leases	—	—	—	—

Supplemental balance sheet information related to leases are as follows:

		September 30,	December 31,
(In thousands)	Balance Sheet Classification	2021	2020
Operating Leases
Operating lease right-of- use assets	Operating lease assets	$10,994	$14,259
Total operating lease assets		$10,994	$14,259

		September 30,	December 31,
(In thousands)	Balance Sheet Classification	2021	2020
Finance Leases
Finance lease right-of-use assets		$3,362	$3,362
Accumulated depreciation - finance leases		(3,047)	(2,490)
Finance lease right-of-use assets, net	Property and equipment, net	$315	$872

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years)	2021	2020
Operating leases	2.83	4.06
Finance leases	0.88	1.53
Weighted Average Discount Rate
Operating leases	4.31%	4.95%
Finance leases	6.10%	6.14%

Maturities of lease liabilities are as follows:

	Payments Due by Period - Year Ending December 31, 2021
(In thousands)	Total	Year 1 (1)	Years 2 & 3	Years 4 & 5	Beyond 5 Years
Operating leases	$12,774	$1,534	$8,924	$2,234	$82
Less imputed interest	(680)
Total	$12,094
Finance leases	$193	$77	$116	$—	$—
Less imputed interest	(5)
Total	$188

(1) Year 1 excluding the nine months ended September 30, 2021

7. Long-term Debt

On February 20, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and SunTrust Bank as administrative agent, which (1) provided for borrowing in the form of a senior secured term loan facility in an aggregate principal amount of $175 million (the “Term Loan”), (2) provided for a senior secured delayed draw term loan facility in an aggregate principal amount of $10 million (the “Delayed Draw Term Loan Facility”), and (3) provided for a senior secured revolving credit facility in an aggregate principal amount of $25 million, up to $5 million of which is available for letters of credit (the “Revolving Facility” and, together with the Term Loan and the Delayed Draw Term Loan Facility, the “Credit Facilities”). On February 20, 2019, the Term Loan was borrowed in full to pay a portion of the purchase price in connection with the AppRiver acquisition including certain fees, costs and expenses related thereto. On May 2, 2019, the Delayed Draw Term Loan Facility was borrowed in full to pay a portion of the purchase price in connection with the DeliverySlip acquisition , including certain fees, costs and expenses related thereto. On November 5, 2020, the Company amended its Credit Agreement to, among other things, borrow an incremental $35.0 million term loan (the “Incremental Term Loan”). The Incremental Term Loan has the same interest rate, maturity date, amortization schedule, collateral and other terms as the existing Term Loan and Delayed Draw Term Loan. The Company used the proceeds of the Incremental Term Loan to fund the acquisition of CloudAlly (described below in Note 16 “Acquisitions”) and to repay all existing borrowing under the Revolving Facility. As of September 30, 2021, the Company had no outstanding debt attributable to the Revolving Facility. The Credit Facilities are secured by substantially all the assets of Zix and its wholly owned domestic subsidiaries and guaranteed by substantially all of Zix’s wholly owned domestic subsidiaries.

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

Term Loan and Incremental Term Loan (“Combined Term Loan”)

As of September 30, 2021, the Company had $205.3 million in principal outstanding under the Term Loan. The Term Loan was fully drawn on February 20, 2019 in the amount of $175 million, and requires quarterly payments of principal of $437 thousand beginning on June 30, 2019. The Incremental Loan was fully drawn on November 5, 2020 in the amount of $35.0 million, and requires quarterly payments of principal of $89 thousand beginning on December 31, 2020. In addition to other customary mandatory prepayment requirements, the Term Loan requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage will reduce if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2020, the Company is not required to make a prepayment in addition to the quarterly installment.

At September 30, 2021, the Company had an outstanding debt balance of $201.4 million attributable to the Combined Term Loan based on the 4.21% and 4.12% interest rate in effect during the three- and nine-month period ended on September 30, 2021, respectively. Included in the balance at September 30, 2021 is $3.9 million of unamortized debt issuance costs.

Future principal payments under the Combined Term Loan as of September 30, 2021 are as follows:

(In thousands)
Year Ending December 31,	Amount
2021	$526
2022	2,105
2023	2,106
2024	200,533
$205,270

Delayed Draw Term Loan Facility

At September 30, 2021, the Company had $9.8 million in principal outstanding under the Delayed Draw Term Loan Facility. The Delayed Draw Term Loan Facility was fully drawn on May 2, 2019 in the amount of $10 million to fund the DeliverySlip acquisition. The Delayed Draw Term Loan Facility requires 1.00% per annum amortization of the original principal amount borrowed, payable in equal quarterly installments of $25 thousand beginning on September 30, 2019. In addition to other customary mandatory prepayment requirements, the Delayed Draw Term Loan Facility requires annual prepayments based on a percentage of Zix’s excess cash flow, which percentage reduces if Zix’s total net leverage ratio decreases. Based on the calculation of excess cash flow and total net leverage ratio and for the year ended December 31, 2020, the Company is not required to make a prepayment in addition to the quarterly installment.

At September 30, 2021, the Company had an outstanding debt balance of $9.7 million attributable to the Delayed Draw Term Loan Facility based on the 3.59% and 3.51% interest rate in effect during the three- and nine-month period ended September 30, 2021. Included in the balance at September 30, 2021 is $33 thousand of unamortized debt issuance costs.

Future principal payments under the Delayed Draw Term Loan Facility as of September 30, 2021 are as follows:

(In thousands)
Year Ending December 31,	Amount
2021	$25
2022	100
2023	100
2024	9,550
$9,775

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

As of September 30, 2021, the Company had no outstanding debt attributable to the Revolving Facility. The undrawn balance of $25 million is available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments and restricted payments, subject to the conditions contained in the Credit Agreement. The Company incurred $24 and $71 thousand of commitment fees for the three- and nine-month period ended September 30, 2021.

As of September 30, 2021, the estimated fair value of the Credit Facilities approximated their carrying value and the Company was in compliance with all covenants in the Credit Agreement.

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

On June 5, 2019, Shareholders approved the conversion of the outstanding shares of Series B Preferred Stock into shares of Series A Preferred Stock. Each share of Series B Preferred Stock was converted into the number of shares of Series A Preferred Stock equal to the liquidation preference of such share of Series B Preferred Stock divided by the accreted value of a share of Series A Preferred Stock on the date of conversion plus cash in lieu of fractional shares. On June 6, 2019, all the outstanding shares of Series B Preferred Stock were converted into 35,292 shares of Series A Preferred Stock. As of September 30, 2021, no shares of Series B Preferred Stock are outstanding.

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

Dividends

The Stated Value of the Series A Preferred Stock accretes at a fixed rate of 8% per annum, compounded quarterly (“Series A Preferred Dividend”). Apart from the Series A Preferred Dividend, the holders of Series A Preferred Stock are also entitled to receive any dividends paid on our common stock on an "as converted" basis. No dividend may be paid on our common stock until such dividend is paid on the Series A Preferred Stock. All calculations of the Accreted Value (as defined below) of Series A Preferred Stock will be computed on the basis of a 360-day year of twelve 30-day months. As of September 30, 2021, the accretion of the Stated Value of Series A Preferred Stock is valued at $22.0 million.

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

9. Revenue from Contracts with Customers

Accounting policies

Our Company provides message security solutions as subscription services in which we recognize revenue as our services are rendered. Certain customers commit to contract terms ranging from one to three year. The Company typically invoices in either annual or monthly installments. Deferred revenue is recognized when payments are received in advance of revenue recognition from our subscription and other services. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by our Company from a customer  (e.g., sales, use, value added, and some excise taxes).

Disaggregation of Revenue

In the nine months ended September 30, 2021, excluding our CloudAlly business, we recorded revenue for our services in the following core industry verticals: 20% healthcare, 16% financial services, 3% government sector, and 61% as other. In the first nine months of 2020, we categorized our revenue in the following core industry verticals: 21% healthcare, 17% financial services, 3% government sector, and 59% as other.

We operate as a single operating segment. Revenue generated from our email encryption and security solutions represented 100% of our revenues in the nine months ended September 30, 2021 and 2020, respectively.

Contract balances

Our contract assets include our accounts receivables, discussed above in Footnote 5 “Receivables, net”, and the deferred cost associated with commissions earned by our sales team on securing new, add-on, and renewal contract orders. During the three and nine months ended September 30, 2021, we increased our noncurrent deferred contract asset by $1.1 million  and $2.9 million, respectively, resulting from commissions earned by our sales team during the three and nine months ended September 30, 2021. We also amortized $1.1 million and $3.3 million of deferred cost as a selling and marketing expense in the same periods. Our deferred cost asset is assessed for impairment on a periodic basis. There were no impairment losses recognized on deferred contract cost assets for the three and nine months ended September 30, 2021.

Our contract liabilities consist of deferred revenue representing future customer services which have been billed and collected. The $969 thousand increase to our net deferred revenue in the nine months ended September 30, 2021, is related to the timing of orders and payments.

Performance obligations

As of September 30, 2021, the aggregate amount of the transaction prices allocated to remaining service performance obligations, which represents the transaction price of firm orders less inception to date revenue, was $82.8 million. We expect to recognize approximately $27.8 million of revenue related to this backlog during the remainder of 2021, $40.2 million in 2022, and $14.8 million in periods thereafter.

         Approximately $27.7 million of our $64.9 million revenue recognized in the three months ended September 30, 2021, was included in our performance obligation balance at the beginning of the period. Approximately $54.6 million of our $187.7 million recognized in the nine months ended September 30, 2021, was included in our performance obligation balance at the beginning of the period.

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

           The following table presents the potentially dilutive common shares outstanding that were excluded from the computation of dilutive net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	September 30,	September 30,
	2021	2020
Stock options to purchase common stock	777,010	742,010
Restricted Stock	1,077,562	2,090,745
RSUs	1,903,992	153,099
Performance RSUs	796,582	44,349
Performance Stock	519,267	691,852
Preferred Stock	20,301,575	18,759,956
Potential dilutive common shares	25,375,988	22,482,011

11. Commitments and Contingencies

We have not entered into any material, non-cancelable purchase commitments at September 30, 2021.

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

13. Goodwill

The following is a summary of the changes in the carrying amount of goodwill for the nine month periods ended September 30, 2021 and 2020:

	Nine Months ended September 30,
(In thousands)	2021	2020
Opening balance	$195,013	$171,209
Acquisition adjustments	729	—
Effect of currency translation adjustment	(55)	(279)
Goodwill	$195,687	$170,930

The increase to our goodwill in the nine months ended September 30, 2021 is due to fair value adjustment of our acquired intangible assets and deferred revenue liability as well as the final working capital adjustment of our CloudAlly acquisition completed on November 5, 2020. See below Note 16 “Acquisitions” for additional information regarding our acquisitions.

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

We are exposed to fluctuations in the foreign currency exchange rates as a result of our net investments and operations in Canada, United Kingdom, Switzerland, Germany, Spain and Israel. For the nine months ended September 30, 2021, movements in currency exchange rates and the related impact on the translation of the balance sheets of our foreign subsidiaries was the primary cause of our foreign currency translation gain of $240 thousand, net of $14 thousand in income tax benefit.

15. Income Taxes

The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal tax purposes are subject to a $22.9 million reserve. Any change to this $22.9 million valuation allowance is based on an assessment of future utilization following accounting guidance, which relies largely on historical and projected earnings. For this reason, the Company has recognized its first, second and third quarter 2021 federal deferred tax provision in full. If in prospective periods we conclude our future U.S. federal taxable estimate established at the end of the year will exceed the prior year estimate, the Company will offset its federal deferred tax provision by reducing its valuation allowance by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. An increase or decrease to our valuation allowance could have a significant impact on operating results for each period that it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

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

The Company incurred $2.0 million in acquisition-related costs which included $1.8 million and $229 thousand recorded within the operating expenses during the twelve months ended December 31, 2020 and the nine months ended September 30, 2021, respectively. Revenue from CloudAlly was $2.1 and $7.0 million for the three and nine months ended September 30, 2021, and due to the continued integration of the combined business, it was impractical to determine earnings attributable to CloudAlly.

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

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents the combined results of operations for the three and nine month periods ending September 30, 2021 and 2020, respectively, as though the CloudAlly acquisition that occurred during the reporting period had occurred as of the beginning of the period presented, with adjustments, such as amortization expense of intangible assets and acquisition-related transaction costs, to give effect to pro forma events that are directly attributable to the acquisitions. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the respective acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues	$64,863	$56,787	$187,751	$166,453
Net income	(2,336)	(542)	(7,559)	(4,432)
Basic income per share attributed to common shareholders	$(0.09)	$(0.05)	$(0.27)	$(0.21)
Diluted income per share attributed to common shareholders	$(0.09)	$(0.05)	$(0.27)	$(0.21)

17. Subsequent Events

On November 7, 2021, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Open Text Corporation (“OpenText”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Open Text will form a wholly owned subsidiary (“Merger Sub”), which will commence a tender offer (the “Offer”), no later than November 22, 2021, to acquire all of the outstanding shares of common stock of the Company (the “Shares”) for $8.50 per Share in cash.  The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the tender of at least one Share more than two-thirds of the Company’s outstanding Shares in the Offer, receipt of applicable regulatory approvals and other customary conditions set forth in the Merger Agreement.  Subject to the closing of the Offer, the Merger Agreement also contemplates that OpenText will acquire any Shares that are not tendered into the Offer at the same price per Share through a second-step merger, which will be completed as soon as practicable following the closing of the Offer.

On November 7, 2021, in connection with the execution of the Merger Agreement, OpenText and the Company entered into a Tender and Voting Agreement (the “Voting Agreement”) with Zephyr Holdco, LLC (the “Stockholder”), the holder of all of the outstanding shares of Series A Convertible Preferred Stock, par value $1.00 per share, of the Company (“Series A Shares”). Under the terms of the Voting Agreement, the Stockholder has agreed, among other things, to convert its Series A Shares into Shares (such converted Shares, together with any other Shares owned by Stockholder, the “Subject Shares”), to tender, pursuant to the Offer, its Subject Shares in the Offer, vote its Subject Shares in favor of the Merger (to the extent not purchased in the Offer) and, subject to certain exceptions, not to transfer any of its Subject Shares. The Voting Agreement will terminate upon termination of the Merger Agreement and other specified events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Forward-looking statements in this document include, among other things, statements about the proposed acquisition of Zix by OpenText, and the anticipated timing of various aspects of the proposed acquisition. Risks and uncertainties include, among other things, risks related to the satisfaction or waiver of the conditions to closing the proposed acquisition (including the failure to obtain necessary regulatory approvals) in the anticipated timeframe or at all, including uncertainties as to how many of Zix’s stockholders will tender their shares in the tender offer and the possibility that the acquisition does not close; the possibility that competing offers may be received; risks related to obtaining the requisite consents to the acquisition, including the timing (including possible delays) and receipt of regulatory approvals from various governmental entities; risks and uncertainties related to how privacy and data security law mandates may affect demand for Zix’s products, business disruptions, uncertainty and market instability stemming from the COVID-19 pandemic, or variants thereof, as well as governmental actions related thereto, and those risks additionally described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel strain of the coronavirus (“COVID-19”) to be a pandemic. The pandemic has resulted in significant, unpredictable, and rapidly changing impacts on the United States and global economies. The COVID-19 pandemic and government responses have included limiting the operations of non-essential businesses and may result in long-term harm or permanent closures impacting our customers and our vendors. While COVID-19 had a minimal impact to our first, second and third quarter 2021 financial results, Zix has taken steps to ensure the resilience of our company, while protecting the email security of our customers and the health of our employees, including the following actions:

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

We have continued to provide our cloud email security, productivity and compliance solutions services to our customers and vendors during this ongoing pandemic. The full extent of the impact of the COVID-19 pandemic, or variants thereof, on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, or variants thereof, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic and its variants on the global economy, demand for consumer products, and the labor market competition resulting in increased employee turnover. See the additional risk factor regarding COVID-19 included in Part I – Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from COVID-19, or variants thereof, and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of COVID-19, and variants thereof, remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ from these estimates and assumptions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments.

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

Results of Operations

Third Quarter 2021 Summary of Operations

Financial

•	Revenue for the quarter ended September 30, 2021, was $64.9 million, compared with $54.8 million for the same period in 2020, representing an 18% increase.
•	Gross margin for the quarter ended September 30, 2021, was $28.6 million (or 44% of revenues), compared with $26.9 million (or 49% of revenues) for the comparable period in 2020.
•	Net loss for the quarter ended September 30, 2021, was $2.4 million, compared with net loss of $0.7 million in the comparable period in 2020.
•

Net loss attributable to common shareholders for the quarter ended September 30, 2021, was $4.9 million, compared with net loss attributable to common shareholders of $3.0 million in the comparable period in 2020. The Company’s net loss attributable to common shareholders includes a deemed and accrued dividend to preferred shareholders of $2.5 million and $2.3 million, for the three month periods ended September 30, 2021 and 2020, respectively.

•	Net loss per diluted share was $0.09 for the quarter ended September 30, 2021, compared with net loss per diluted share of $0.05 in the comparable period in 2020.
•	Ending cash and cash equivalents were $39.0 million on September 30, 2021, compared with $23.7 million on September 30, 2020, and $21.4 million on December 31, 2020.

Operations

•	Total billings for the quarter ended September 30, 2021, were $61.6 million, compared with $54.6 million for the same period in 2020, representing a 13% increase.
•

The annual recurring revenue value of our customer subscriptions as of September 30, 2021, was $262.8 million, compared with $222.3 million for the same period in 2020, representing an increase of $40.5 million.

•

Net cash provided by operations in the nine months ended September 30, 2021, was $35.5 million, compared with $24.2 million provided by operations for the same period in 2020, representing a $11.3 million increase.

•	As of September 30, 2021, backlog was $82.8 million, compared with $85.0 million as of September 30, 2020, representing a 3% decrease.

Revenues

Our Company provides subscription-based services. The following table sets forth the quarter-over-quarter comparison of the Company’s revenues:

	Three Months Ended September 30,		3-month Variance 2021 vs. 2020		Nine Months ended September 30,		9-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues	$64,850	$54,840	$10,010	18%	$187,694	$160,611	$27,083	17%

Our revenue increase is the result of 14% and 12% growth in our core business in the three and nine months ended September 30, 2021, respectively, due to continued success in our subscription-based business model with both steady additions to the subscriber base and a high rate of existing customer renewals and the realization of previously contracted revenue in our backlog. Our CloudAlly business, acquired in November 2020, additionally contributed $2.1 million and $7.0 million in revenue to our three and nine months ended September 30, 2021, respectively. Additionally, with continued expansion into Europe, our German subsidiary, launched in the second quarter of 2021, contributed $92 thousand and $329 thousand of revenue in our three and nine months ended September 30, 2021, respectively.

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

	As of September 30,		Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%
Annual Recurring Revenue	$262,813	$222,335	$40,478	18%

Backlog

Our end-user order backlog is comprised of contractually binding agreements that we expect to amortize into revenue as the services are performed. The timing of revenue is affected by both the length of time required to deploy a service and the length of the service contract.

As of September 30, 2021, total backlog was $82.8 million, and we expect approximately 76% of the total backlog, or approximately $63.0 million, to be recognized as revenue during the next twelve months. As of September 30, 2021, the backlog was comprised of the following elements: $42.5 million of deferred revenue that has been billed and paid, $12.9 million billed but unpaid, and approximately $27.4 million of unbilled contracts. The backlog at September 30, 2021, was 3% lower than the $85.0 million backlog at the end of the third quarter 2020, and 1% lower than the ending backlog of $83.4 million at December 31, 2020. Our decrease in backlog is the result of timing of our customer contracts and our continued shift toward a monthly subscription model.

Cost of Revenues

The following table sets forth the quarter-over-quarter comparison of the cost of revenues:

	Three Months Ended September 30,		3-month Variance 2021 vs. 2020		Nine Months ended September 30,		9-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of revenues	$36,219	$27,928	$8,291	30%	$103,961	$82,265	$21,696	26%

Cost of revenues is comprised of costs related to operating and maintaining the ZixData Center, a field deployment team, customer service and support, Microsoft fees associated with the resale of Microsoft Office365 and hosted exchange products, and the amortization of Company-owned, customer-based computer appliances. The increases in 2021 compared to 2020 reflected in the table above result from our sales of Microsoft Office365 and hosted exchange products, which comprise 54% and 53% of total Company revenue earned in the three and nine months ended September 30, 2021, respectively.

Research and Development Expenses

The following table sets forth the quarter-over-quarter comparison of our research and development expenses:

	Three Months Ended September 30,		3-month Variance 2021 vs. 2020		Nine Months ended September 30,		9-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%	2021	2020	$	%
Research and development expenses	$6,429	$5,720	$709	12%	$19,371	$16,926	$2,445	14%

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

Selling and Marketing Expenses

The following table sets forth the quarter-over-quarter comparison of our selling and marketing expenses:

	Three Months Ended September 30,		3-month Variance 2021 vs. 2020		Nine Months ended September 30,		9-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%	2021	2020	$	%
Selling and marketing expenses	$15,657	$13,489	$2,168	16%	$46,225	$42,288	$3,937	9%

Selling and marketing expenses consist primarily of salary, commissions, travel, stock-based compensation and employee benefits for selling and marketing personnel as well as costs associated with promotional activities and advertising. The increase in the three months ended September 30, 2021, compared to the same period in 2020, was due primarily to increases in stock-based compensation, higher commission expense, increased amortization of intangible customer assets related to our CloudAlly acquisition, and additional credit card fees attributable to increased monthly billings.

The increase in the nine months ended September 30, 2021, compared to the same period in 2020, resulted primarily from increases in stock-based compensation, commission expense, credit card fees, and amortization of intangible customer assets.

General and Administrative Expenses

The following table sets forth the quarter-over-quarter comparison of our general and administrative expenses:

	Three Months Ended September 30,		3-month Variance 2021 vs. 2020		Nine Months ended September 30,		9-month Variance 2021 vs. 2020
(in thousands)	2021	2020	$	%	2021	2020	$	%
General and administrative expenses	$6,811	$5,324	$1,487	28%	$19,931	$15,770	$4,161	26%

General and administrative expenses consist primarily of salary and bonuses, travel, stock-based compensation and benefits for administrative and executive personnel as well as fees for professional services and other general corporate activities. The increase in the three months ended September 30, 2021, compared with the same period in 2020, resulted primarily from increases in our stock-based compensation expense and in our salaries and benefits, offset by decreases in acquisition-related expenses.

The increase in the nine months ended September 30, 2021, compared with the same period in 2020, resulted primarily from increases in our stock-based compensation expense and in our salaries and benefits.

Other Income (Expense)

Our other income (expense) consists primarily of interest expense associated with our debt. During the three months ended September 30, 2021 and 2020, we recorded interest expense of $2.2 million and $2.0 million, respectively. During the nine months ended September 30, 2021 and 2020, we recorded interest expense of $6.5 million and $7.2 million, respectively. At September 30, 2021, our outstanding debt balance was $211.1 million based on 4.09% effective interest rate during the period. See above Note 7 “Long-term Debt” for additional information regarding our debt.

Provision for Income Taxes

The provision for income taxes was a $113 thousand benefit and a $1.2 million tax expense for the three month periods ended September 30, 2021 and 2020, respectively, and a $568 thousand and a $244 thousand benefit for each of the nine months ended September 30, 2021 and 2020, respectively. The operating losses incurred by the Company’s U.S. operations in past years and the resulting net operating losses for U.S. Federal income tax purposes are subject to a $22.9 million reserve because of the uncertainty of future taxable income levels sufficient to utilize our net operating losses and credits. Our September 30, 2021, provision benefit of $568 thousand included $1.1 million deferred taxes benefit, offset by state taxes payable based on gross revenues. Our September 30, 2020, provision benefit of $244 thousand included $76 thousand in deferred taxes, and a $337 thousand tax benefit related to the return of federal Alternative Minimum Tax credits, all of which was offset by state taxes then payable based on gross revenues.

No tax penalty-related charges were accrued or recognized for the nine month periods ended September 30, 2021 and 2020. Additionally, we have not taken a tax position that would have a material effect on our financial statements or our effective tax rate for the nine-month period ended September 30, 2021. We are currently subject to a three-year statute of limitations by major tax jurisdictions.

At September 30, 2021, the Company partially reserved its U.S. net deferred tax assets due to the uncertainty of future taxable income being sufficient to utilize net loss carryforwards prior to their expiration, as noted above. The Company did not reserve $33.7 million of its U.S. net deferred tax assets. The majority of this unreserved portion related to $25.5 million in U.S. net operating losses (“NOLs”) because we believe the Company will generate sufficient taxable income in future years to utilize these NOLs prior to their expiration. The remaining balance consists of $6.7 million relating to temporary differences between GAAP and tax-related expense, Federal R&D credits of $1.9 million, and $873 thousand relating to U.S. state income tax credits and net operating loss carryovers. These items are offset by a $1.3 million Israeli deferred tax liability.

Any reduction or increase to the $22.9 million valuation allowance related to our deferred tax asset would be based on an assessment of future utilization following accounting guidance, which relies largely on historical and projected earnings. For this reason, the Company has recognized its first, second and third quarter 2021 federal deferred tax provision in full. If in future periods we conclude our future U.S. federal taxable estimate established at the end of the year will either fail to meet or exceed the prior year estimate, the Company will offset its federal deferred tax provision by increasing or reducing its valuation allowance accordingly by an equal amount, thereby eliminating from its deferred tax provision federal taxes from the Company’s financial statements. Significant judgment is required in determining any valuation allowance recorded against the deferred tax asset. In assessing the need for such an allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. The Company will continue to reevaluate the need for its valuation allowance each quarter, following the same assessment methodology described above. An increase or decrease to our valuation allowance could have a significant impact on operating results for each period during which it becomes more likely than not that an additional portion of our deferred tax assets will or will not be realized.

We have determined that utilization of existing net operating losses against future taxable income is not currently subject to limitation by Section 382 of the Internal Revenue Code. Future ownership changes, however, may limit the Company’s ability to fully utilize its existing net operating loss carryforwards against future taxable income. At September 30, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $232 million, which begin to expire in 2021.

Net Loss

Our net loss for the three months ended September 30, 2021, of $2.4 million was an increase of $1.7 million compared to our net loss of $725 thousand for the same period last year. The increase in our net loss was primarily due to increases in our operating expenses, offset by increased revenue.

Liquidity and Capital Resources

Overview

Based on our performance over the last four quarters and current expectations, including our assessment of the COVID-19 pandemic’s potential impact to our Company, we believe our cash and cash equivalents, cash generated from operations, and availability under our $25 million Revolving Facility (which was undrawn as of September 30, 2021 and available to fund working capital and for other general corporate purposes, including the financing of permitted acquisitions, investments, and restricted payments, subject, in both cases, to the conditions contained in the Credit Agreement) will satisfy our working capital needs, capital expenditure requirements, investment requirements, contractual obligations, commitments, and other liquidity requirements associated with our operations through at least the next twelve months. We plan for and measure our liquidity and capital resources through an annual budgeting process and quarterly reviews, and we will continue to monitor our position to protect our Company against uncertainties related to the COVID-19 pandemic.  During the first nine months of 2021, net cash provided by operations was $35.5 million, an increase of $11.3 million compared with the $24.2 million of net cash provided by operations in the first nine months of 2020. At September 30, 2021, our cash and cash equivalents totaled $39.0 million, an increase of $17.6 million from the December 31, 2020 balance, and we had outstanding debt of $211.1 million.

Sources and Uses of Cash Summary

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operations	$35,479	$24,245
Net cash used in investing activities	$(13,171)	$(13,992)
Net cash (used in) provided by financing activities	$(4,430)	$18

Our primary source of liquidity from our operations is the collection of revenue in advance from our customers and collection of accounts receivable from our customers, net of the timing of payments to our vendors and service providers.

Our investing activities in the first nine months of 2021 consisted of $12.8 million for capital expenditures, which includes $11.2 million in capitalized internal-use software, $1.4 million in computer and networking equipment and $0.2 million in other acquired technology. The Company additional incurred a $339 thousand working capital adjustment for our CloudAlly acquisition completed in November 2020. Our investing activities in the first nine months of 2020 consisted of $14.0 million for capital expenditures, which included $10.9 million in capitalized internal-use software, $2.9 million in computer and networking equipment and $0.2 million in other acquired technology.

Financing activities in the first nine months of 2021 include using $2.5 million in the repurchase of common stock related to the tax impact of vesting restricted awards, $1.7 million for principal payments of our long-term debt, and $528 thousand for payments on our finance leases. This usage was offset by $251 thousand received from the exercise of stock options. Financing activities in the first nine months of 2020 included $6.0 million drawn from our Revolving Facility and $334 thousand received from the exercise of stock options. We used $2.7 million in the repurchase of common stock related to the tax impact of vesting restricted awards, $1.1 million for contingent consideration payment associated with our acquisition of Erado, $1.4 million for principal payments of our long-term debt, and $1.1 million for payments on our finance leases.

Options of Zix Common Stock

We have significant stock options outstanding that are currently vested. There is no assurance that any of these options will be exercised; therefore, the extent of future cash inflow from additional option activity is not certain. The following table summarizes the options that were outstanding as of September 30, 2021. The vested shares are a subset of the outstanding shares. The value of the shares is the number of shares multiplied by the exercise price for each share.

	Summary of Outstanding Options
Exercise Price Range	Outstanding Options	Total Value of Outstanding Options (In thousands)	Vested Options (included in outstanding options)	Total Value of Vested Options (In thousands)
$2.00 - $3.49	180,000	$481	180,000	$481
$3.50 - $4.99	397,010	1,504	397,010	1,504
$5.00 - $6.49	—	—	—	—
$6.50 - $7.99	100,000	670	18,750	125
$8.00 - $9.50	100,000	803	37,500	301
Total	777,010	$3,458	633,260	$2,411

Off-Balance Sheet Arrangements

None.

Contractual Obligations, Contingent Liabilities and Commitments

We have not entered into any material, non-cancelable purchase commitments at September 30, 2021.

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Except for the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K. The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Risks Related to the Proposed Acquisition by OpenText

On November 7, 2021, we entered into the Merger Agreement with OpenText, pursuant to which OpenText will form Merger Sub, a wholly owned subsidiary of OpenText, which will commence the Offer to acquire all of the outstanding Shares at an offer price of $8.50 in cash. See Note 17, Subsequent Events, above, for further discussion of this proposed transaction.

Failure to complete the pending tender offer and merger could adversely affect our stock price and our future business and operations.

The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including the tender of at least one share more than two-thirds of our outstanding Shares in the Offer, receipt of applicable regulatory approvals and other customary conditions set forth in the Merger Agreement. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K dated November 7, 2021, and incorporated herein by reference. Neither we nor OpenText can assure you that the merger will occur. We will be required to pay certain substantial costs related to the Offer and the merger, including legal, accounting and advisory fees, which may be required to be paid even if the proposed transactions are not completed. The Merger Agreement may also be terminated by the Company and/or OpenText in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement (including payment of a termination fee), by us in order to accept a third-party acquisition proposal that our Board of Directors determines constitutes a superior proposal.  In the event that the Offer is not completed, or the merger is not consummated, our business, stock price and results of operations could be negatively impacted.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the proposed acquisition.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our Board of Directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to OpenText the termination fee. These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the proposed OpenText acquisition.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the proposed OpenText acquisition that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and the potential receipt of change in control or other severance payments in connection with the consummation of the proposed OpenText acquisition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.
(b)	None.
(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	8,869	$7.15	—	$—
August 1, 2021 to August 31, 2021	1,640	$7.22	—	$—
September 1, 2021 to September 30, 2021	1,889	$7.64	—	$—
Total	12,398	$7.24	—	$—

1

Of the total number of shares purchased for the one month periods ended July 31, 2021, August 31, 2021 and September 30, 2021, 10,034 shares of Restricted Stock and 2,364 units of RSUs represent shares of Restricted Stock and units of RSUs withheld by us upon the vesting of outstanding Restricted Stock and RSUs. These shares and units were withheld by us to satisfy the minimum statutory tax withholding for the employees for whom Restricted Stock, Performance Stock, RSUs and Performance RSUs vested during the period, which is required upon vesting.

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

2.3

Agreement and Plan of Merger, dated as of November 7, 2021, by and between Zix Corporation and Open Text Corporation. Filed as Exhibit 2.1 to Zix Corporation’s Current Report on Form 8-K, filed on November 9, 2021, and incorporated herein by reference.

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

10.1

Tender and Voting Agreement, dated as of November 7, 2021, by and among Zix Corporation, Open Text Corporation and Zephyr Holdco, LLC. Filed as Exhibit 10.1 to Zix Corporation’s Current Report on Form 8-K, filed on November 9, 2021, and incorporated herein by reference.

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

ZIX CORPORATION

Date: November 9, 2021	By:	/s/ DAVID E. ROCKVAM
David E. Rockvam
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)